Form 10-Q
period 1999-06-30
MCM CAPITAL GROUP INC
filed 1999-08-23
CIK 1084961

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                       COMMISSION FILE NUMBER: 000-26489

                            MCM CAPITAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      48-1090909
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
            500 WEST FIRST STREET                                  67501
                HUTCHINSON, KS                                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (800) 759-0327
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                              Yes [ ]     No [X]*

     There were 7,191,131 shares of common stock outstanding as of August 15, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
* This is the registrant's first periodic report filed after its initial public offering.

                            MCM CAPITAL GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                   PAGE
                                                                                   ----
PART I --  FINANCIAL INFORMATION
           Item 1 -- Financial Statements:
                     Condensed Consolidated Balance Sheets -- December 31, 1998
                     and June 30, 1999...........................................    2
                     Condensed Consolidated Statements of Operations -- Three
                     months ended June 30, 1998 and 1999 and six months ended
                     June 30, 1998 and 1999......................................    3
                     Condensed Consolidated Statements of Cash Flows -- Six
                     months ended June 30, 1998 and 1999.........................    4
                     Notes to Condensed Consolidated Financial Statements........    5
           Item 2 -- Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................    9
           Item 3 -- Quantitative and Qualitative Disclosures About Market
                     Risk........................................................   13
PART II -- OTHER INFORMATION
           Item 2 -- Changes in Securities and Use of Proceeds...................   14
           Item 4 -- Submission of Matters to a Vote of Security Holders.........   14
           Item 5 -- Other information...........................................   14
           Item 6 -- Exhibits and Reports on Form 8-K............................   14
           Signatures............................................................   16

                                     PART I

                             FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MCM CAPITAL GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JUNE 30,
                                                                1998(A)         1999
                                                              ------------    --------
                                                                   (IN THOUSANDS)
                                                                    (UNAUDITED)
ASSETS
Cash........................................................    $ 4,658       $ 2,828
Investment in receivable portfolios (Note 2)................      2,052        19,263
Retained interest in securitized receivables (Note 3).......     23,986        26,911
Property and equipment, net (Note 4)........................      3,852         4,572
Other assets................................................        280         2,521
                                                                -------       -------
                                                                $34,828       $56,095
                                                                =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $ 1,608       $ 1,890
Servicing liability (Note 3)................................      3,607         2,362
Notes payable and other borrowings (Note 5).................      7,005        31,668
Capital lease obligations...................................        506           457
Deferred income tax liability...............................      8,180         7,226
                                                                -------       -------
Total liabilities...........................................     20,906        43,603
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized.............................................         --            --
  Common stock, $0.01 par value, 50,000,000 shares
     authorized, 4,941,131 shares issued and outstanding....         49            49
  Additional paid-in capital................................         81            81
  Accumulated other comprehensive income....................      4,883         4,715
  Retained earnings.........................................      8,909         7,647
                                                                -------       -------
Total stockholders' equity..................................     13,922        12,492
                                                                -------       -------
Total liabilities and stockholders' equity..................    $34,828       $56,095
                                                                =======       =======

---------------
(A) Derived from the audited consolidated financial statements as of December 31, 1998.

     See accompanying notes to condensed consolidated financial statements

                            MCM CAPITAL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        ------------------    ------------------
                                                         1998       1999       1998       1999
                                                        -------    -------    -------    -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                      (UNAUDITED)
Revenues
  Income from receivable portfolios...................  $3,626     $1,676     $ 6,673    $ 2,245
  Income from retained interest.......................      --      1,845          --      3,505
  Gain on sales of receivable portfolios..............     450         17         619         17
  Servicing fees and related income...................      --      2,003          --      3,974
                                                        ------     ------     -------    -------
                                                         4,076      5,541       7,292      9,741
Operating expenses:
  Salaries and employee benefits......................   1,573      4,508       2,457      8,192
  Other operating expenses............................     459        839         746      1,655
  General and administrative expenses.................     295        333         413      1,072
  Depreciation and amortization.......................      41        228          82        433
                                                        ------     ------     -------    -------
Total operating expenses..............................   2,368      5,908       3,698     11,352
                                                        ------     ------     -------    -------
                                                         1,708       (367)      3,594     (1,611)
Other income and expense:
  Interest expense....................................    (591)      (423)     (1,212)      (640)
  Other income........................................      --         58           6        148
                                                        ------     ------     -------    -------
Total other expense...................................    (591)      (365)     (1,206)      (492)
Income (loss) before income taxes and extraordinary
  charge..............................................   1,117       (732)      2,388     (2,103)
(Provision for) benefit from income taxes.............    (447)       295        (925)       841
                                                        ------     ------     -------    -------
Income (loss) before extraordinary charge.............     670       (437)      1,463     (1,262)
Extraordinary charge, net of income tax benefit of
  $115................................................      --         --        (180)        --
                                                        ------     ------     -------    -------
Net income (loss).....................................  $  670     $ (437)    $ 1,283    $(1,262)
                                                        ======     ======     =======    =======
Basic earnings per share:
  Income (loss) before extraordinary charge...........  $ 0.14     $(0.09)    $  0.30    $ (0.26)
  Extraordinary charge................................      --         --       (0.04)        --
                                                        ------     ------     -------    -------
Net income (loss).....................................  $ 0.14     $(0.09)    $  0.26    $ (0.26)
                                                        ======     ======     =======    =======
Diluted earnings per share:
  Income (loss) before extraordinary charge...........  $ 0.14     $(0.09)    $  0.29    $ (0.26)
  Extraordinary charge................................      --         --       (0.04)        --
                                                        ------     ------     -------    -------
Net income (loss).....................................  $ 0.14     $(0.09)    $  0.25    $ (0.26)
                                                        ======     ======     =======    =======
Shares used for computation (in thousands):
  Basic...............................................   4,941      4,941       4,941      4,941
  Diluted.............................................   4,941      4,941       5,127      4,941

     See accompanying notes to condensed consolidated financial statements

                            MCM CAPITAL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $  1,283    $ (1,262)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................        82         433
     Amortization of loan costs.............................        --          22
     Amortization of debt discount..........................       136          --
     Gain on sales of receivable portfolios.................      (619)        (17)
     Extraordinary loss on early extinguishment of debt.....       180          --
     Deferred income tax expense (benefit)..................       933        (841)
     Income accrued on retained interest....................        --      (3,505)
     Amortization of servicing liability....................        --      (1,245)
     Increase in service fee receivable.....................        --        (373)
     (Increase) decrease in other assets....................       (50)         99
     Increase (decrease) in accounts payable and accrued
      liabilities...........................................        35         282
                                                              --------    --------
     Net cash provided by (used in) operating activities....     1,980      (6,407)
                                                              --------    --------
Cash flows from investing activities:
  Proceeds from sales of portfolios.........................     2,593         108
  Net (accretion) collections applied to principal of
     receivable portfolios..................................      (651)       (840)
  Purchases of receivable portfolios........................   (11,982)    (16,462)
  Purchases of property and equipment.......................    (1,039)     (1,152)
                                                              --------    --------
     Net cash used in investing activities..................   (11,079)    (18,346)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from notes payable and other borrowings..........    28,515      35,426
  Repayments of notes and other borrowings..................   (18,357)    (10,764)
  Payment on termination of put warrants....................      (206)         --
  Capitalized loan costs relating to financing
     arrangement............................................        --      (1,269)
  Capitalized costs relating to public offering of common
     stock and other financing..............................        --        (422)
  Net repayment of capital lease obligation.................        --         (48)
  Prepayment fees and penalties on early extinguishment of
     debt...................................................      (294)         --
                                                              --------    --------
     Net cash provided by financing activities..............     9,658      22,923
                                                              --------    --------
Net increase (decrease) in cash.............................       559      (1,830)
Cash at beginning of period.................................       477       4,658
                                                              --------    --------
Cash at end of period.......................................  $  1,036    $  2,828
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements

                            MCM CAPITAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     MCM Capital Group, Inc. (MCM Capital) is a holding company whose principal asset is its investment in its wholly-owned subsidiary, Midland Credit Management Inc. (Midland Credit) (collectively referred to herein as the Company). The Company is a financial services company that currently focuses on acquiring charged-off credit card receivables originated by national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations and borrowings from third parties.

     On June 25, 1999, MCM Capital merged with Midland Corporation of Kansas in which:

     - MCM Capital is the surviving corporation;

     - the authorized capital stock of the surviving corporation consists of 50,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock; and

     - the stockholders of Midland Corporation of Kansas received 4.941 shares of MCM Capital common stock for each share of Midland Corporation of Kansas common stock outstanding, having the effect of a 4.941-to-1 stock split.

     On July 14, 1999, the MCM Capital completed its initial public offering of common stock (see Note 7 -- Subsequent Events for further discussion).

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1998 and June 30, 1999, its results of operations for the three-month and six-month periods ended June 30, 1998 and 1999 and its cash flows for the six-month periods ended June 30, 1998 and 1999. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Amendment No. 4 to its Registration Statement on Form S-1 filed on July 8, 1999 with the Securities and Exchange Commission. Certain statements in these notes to the condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See "Part II -- Other Information."

                            MCM CAPITAL GROUP, INC.

NOTE 2 -- INVESTMENT IN RECEIVABLE PORTFOLIOS

     The following summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

                                                                              SIX MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,     JUNE 30,
                                                                  1998           1999
                                                              ------------    ----------
Balance, beginning of period................................    $ 15,411       $ 2,052
  Purchase of receivable portfolios.........................      24,762        16,462
  Securitization of receivable portfolios...................     (33,848)           --
  Cost of receivable portfolios sold........................      (4,776)          (91)
  Net accretion (collections) applied to principal of
     receivable portfolios..................................         503           840
                                                                --------       -------
Balance, end of period......................................    $  2,052       $19,263
                                                                ========       =======

NOTE 3 -- SECURITIZATION OF RECEIVABLE PORTFOLIOS

     On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy remote, special-purpose entity formed by the Company, issued securitization notes in the principal amount of $33.0 million, which bear a fixed rate of interest at 8.63%. The notes are collateralized by the credit card receivables securitized by the Company with a carrying amount of $33.8 million at the time of transfer. The transaction was accounted for as a sale under the provisions of Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 25). As a result, the Company recorded a retained interest and a servicing liability and recognized a pre-tax gain of $9.3 million in 1998.

     In connection with the securitization, the Company receives a servicing fee equal to 20% of the gross monthly collections of the securitized receivables. The benefits of servicing the securitized receivables are not expected to adequately compensate the Company for performing the servicing; therefore, the Company recorded a servicing liability of $3,607,000 in accordance with SFAS No.
125. The Company recorded amortization of this servicing liability in the first six months of 1999 of $1,245,000 (including $602,000 in the three months ended June 30, 1999) resulting in a servicing liability balance of $2,362,000 at June 30, 1999.

     As a result of the securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest is held by a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of creditors of the Company. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. The Company recognized accretion of $3,505,000 during the six months ended June 30, 1999 (including $1,845,000 in the three months ended June 30, 1999) resulting in a retained interest balance of $26,911,000 at June 30, 1999. In addition, the Company reported other comprehensive income in 1998 with respect to the retained interest recorded as a separate component of stockholders equity with a remaining balance of $4,715,000 at June 30, 1999.

                            MCM CAPITAL GROUP, INC.

NOTE 4 -- PROPERTY AND EQUIPMENT

     The following is a summary of the components of property and equipment:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1998          1999
                                                              ------------    --------
                                                                   (IN THOUSANDS)
Property and equipment, at cost.............................     $5,162        $6,292
Less accumulated depreciation and amortization..............      1,310         1,720
                                                                 ------        ------
                                                                 $3,852        $4,572
                                                                 ======        ======

NOTE 5 -- NOTES PAYABLE AND OTHER BORROWINGS

     The Company had a $15 million unsecured revolving credit facility of which there was $8,438,000 and $155,000 available as of December 31, 1998 and June 30, 1999, respectively. Borrowings under this unsecured revolving line of credit were guaranteed by certain stockholders of the Company. (See Note 7 regarding renewal of the facility.)

     On March 31, 1999, the Company entered a securitized receivables acquisition facility or "warehouse facility" allowing for a current maximum funding of $35.0 million. The warehouse facility has a two-year revolving funding period expiring April 15, 2001 or earlier if an event occurs under the warehouse facility which enables the investors to discontinue the revolving portion of the facility. The warehouse facility carries a floating interest rate of 80 basis points over LIBOR and is secured solely by a trust estate, primarily consisting of receivables acquired by the Company. The warehouse facility generally provides for funding of 90 to 95 percent of the acquisition cost of portfolio receivables, depending on the type of receivables acquired.

     The Company is obligated under borrowings as follows:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1998          1999
                                                              ------------    --------
                                                                   (IN THOUSANDS)
Revolving line of credit, 7.75%, unsecured, Due July 15,
  1999......................................................     $6,562       $14,845
Warehouse facility..........................................         --        16,459
Various installment obligations, 9%.........................        443           364
                                                                 ------       -------
                                                                 $7,005       $31,668
                                                                 ======       =======

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

     The following is a summary of the components of comprehensive income (loss) (in thousands):

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                 -------------------    -----------------
                                                  1998        1999       1998      1999
                                                 ------      -------    ------    -------
Net income (loss)..............................   $670        $(437)    $1,283    $(1,262)
Unrealized losses on "available-for-sale"
  investments..................................     --         (108)        --       (168)
                                                  ----        -----     ------    -------
Comprehensive income (loss)....................   $670        $(545)    $1,283    $(1,430)
                                                  ====        =====     ======    =======

NOTE 7 -- SUBSEQUENT EVENTS

     On July 14, 1999, the Company sold 2,250,000 shares of common stock in the IPO at $10 per share resulting in gross proceeds of $22.5 million. After payment of all fees and expenses of the IPO, the net proceeds from the IPO approximated $20.3 million. The Company used the net proceeds of the offering to

                            MCM CAPITAL GROUP, INC.

repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed under its revolving credit facility and $0.3 million borrowed under a term loan with the Bank of Kansas. The remainder of the proceeds were retained by the Company for working capital purposes.

     The Company entered into the Third Amended and Restated Promissory Note effective July 15, 1999 to renew its revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2000. The credit facility is guaranteed by certain stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registration Statement of MCM Capital Group, Inc. ("MCM Capital" or collectively with its subsidiaries, the "Company") filed on Form S-1 on July 8, 1999 with the Securities and Exchange Commission. A general description of the Company's industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II -- Other Information."

RESULTS OF OPERATIONS

  Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

     Revenues. Total revenues for the six months ended June 30, 1999 were $9.7 million compared to total revenues of $7.3 million for the six months ended June 30, 1998, an increase of $2.4 million or 33%. The increase in revenues was the net result of a decrease in income from receivable portfolios of $4.5 million; an increase in income from retained interest of $3.5 million; a decrease in gain on sales of receivable portfolios of $0.6 million; and an increase in servicing fees and related income of $4.0 million.

     Income from receivable portfolios decreased $4.5 million or 66%, from $6.7 million to $2.2 million for the six months ended June 30, 1998 and 1999, respectively. Such decrease was the result of the investment in receivable portfolios balance decrease of $6.8 million or 26%, from $26.1 million at June 30, 1998 to $19.3 million at June 30, 1999, primarily as a result of the December 30, 1998 securitization of receivable portfolios with a carrying amount of $33.8 million. The securitization was accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125 and, thus, the receivables were sold and no longer accrue income to the benefit of the Company other than servicing fees and income from the retained interest.

     In connection with the December 30, 1998 securitization transaction and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. As a result, for the six months ended June 30, 1999 the Company recognized income from retained interest in securitized receivables in the amount of $3.5 million, servicing fees in the amount of $2.7 million and amortization of servicing liability in the amount of $1.2 million.

     The Company sold an individual receivable portfolio in June 1999 for $0.1 million and recognized an immaterial gain on the transaction.

     Total Operating Expenses. Total operating expenses were $11.4 million for the six months ended June 30, 1999 compared to $3.7 million for the six months ended June 30, 1998, an increase of $7.7 million or 207%. Total operating expenses as a percentage of revenues were 117% for the six months ended June 30, 1999 compared to 51% for the six months ended June 30, 1998. The increase in total operating expenses as well as the increase in total operating expenses as a percentage of revenues reflects the significant growth of the Company during the past twelve months. Specifically, the Phoenix location commenced operations in February 1998 and grew to 502 personnel as of June 30, 1999 resulting in a 233% increase in salaries and wages to $8.2 million for the six months ended June 30, 1999 compared to $2.5 million for the same period in 1998.

     Other operating expenses such as telephone, postage, credit bureau reports, rent and depreciation increased $1.9 million or 155% from $1.2 million to $3.2 million for the six months ended June 30, 1998 and 1999, respectively. This increase was due to the expansion of the Phoenix location and resulting increase in expenses relating to collection operations.

     Interest and other expenses. Total interest and other expenses for the six months ended June 30, 1999 was $0.5 million compared to $1.2 million for the six months ended June 30, 1998, a decrease of $0.7 million or 59%. Interest expense for the six months ended June 30, 1999 was $0.6 million compared to $1.2 million for the six months ended June 30, 1998, a decrease of $0.6 million or 47%. The decrease is attributable to the use of the proceeds from the securitization transaction to pay down debt and the lower interest rate on the Company's warehouse facility which originated on March 31, 1999 (see "Liquidity and Capital Resources" below for further discussion of the warehouse facility).

     Provision for income taxes. For the six months ended June 30, 1999, the Company recorded an income tax benefit of $0.8 million reflecting an effective rate of 40%. For the six months ended June 30, 1998, the Company recorded income tax expense of $0.9 million, reflecting an effective tax rate of 39%.

     Net Loss. The net loss for the six months ended June 30, 1999 was $1.3 million compared to net income of $1.3 million for the six months ended June 30, 1998.

  Three Months Ended June 30, 1999 Compared with Three Months Ended June 30,
1998

     Revenues. Total revenues for the three months ended June 30, 1999 were $5.5 million compared to total revenues of $4.1 million for the three months ended June 30, 1998, an increase of $1.4 million or 36%. The increase in revenues was the net result of a decrease in income from receivable portfolios of $2.0 million; an increase in income from retained interest of $1.8 million; a decrease in gain on sales of receivable portfolios of $0.4 million; and an increase in servicing fees and related income of $2.0 million.

     Income from receivable portfolios decreased $2.0 million or 54%, from $3.6 million to $1.6 million for the three months ended June 30, 1998 and 1999, respectively. Such decrease was the result of the investment in receivable portfolios balance decrease of $6.8 million or 26%, from $26.1 million at June 30, 1998 to $19.3 million at June 30, 1999, primarily as a result of the December 30, 1998 securitization of receivable portfolios with a carrying amount of $33.8 million.

     In connection with the December 30, 1998 securitization transaction and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. As a result, the Company recognized income from retained interest in securitized receivables in the amount of $1.8 million, servicing fees in the amount of $1.4 million and amortization of servicing liability in the amount of $0.6 million for the three months ended June 30, 1999.

     The Company sold an individual receivable portfolio in June 1999 for $0.1 million and recognized an immaterial gain on the transaction.

     Total Operating Expenses. Total operating expenses were $5.9 million for the three months ended June 30, 1999 compared to $2.4 million for the three months ended June 30, 1998, an increase of $3.5 million or 149%. Total operating expenses as a percentage of revenues were 107% for the three months ended June 30, 1999 compared to 58% for the three months ended June 30, 1998. The increase in total operating expenses as well as the increase in total operating expenses as a percentage of revenues reflects the significant growth of the Company during the past twelve months. Specifically, the Phoenix location commenced operations in February 1998 and grew to 502 personnel as of June 30, 1999 resulting in a 187% increase in salaries and wages to $4.5 million for the three months ended June 30, 1999 compared to $1.6 million for the same period in 1998.

     Other operating expenses such as telephone, postage, credit bureau reports, rent and depreciation increased $0.6 million or 76% from $0.8 million to $1.4 million for the three months ended June 30, 1998 and 1999, respectively. This increase was due to the expansion of the Phoenix location and resulting increase in expenses relating to collection operations.

     Interest and other expenses. Total interest and other expenses for the three months ended June 30, 1999 was $0.4 million compared to $0.6 million for the three months ended June 30, 1998, a decrease of $0.2 million or 38%. Interest expense for the three months ended June 30, 1999 was $0.4 million compared to $0.6 million for the three months ended June 30, 1998, a decrease of $0.2 million or 28%. The decrease is attributable to the use of the proceeds from the securitization transaction by the Company to pay down its debt and the lower interest rate the Company secured on its warehouse facility which originated on March 31, 1999 (see "Liquidity and Capital Resources" below for further discussion of the warehouse facility).

     Provision for income taxes. For the three months ended June 30, 1999, the Company recorded an income tax benefit of $0.3 million, reflecting an effective rate of 40%. For the three months ended June 30, 1998, the Company recorded income tax expense of $0.4 million, reflecting an effective tax rate of 40%.

     Net Loss. The net loss for the three months ended June 30, 1999 was $0.4 million compared to net income of $0.7 million for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's cash flow has been provided by:

     - Recoveries on receivable portfolios;

     - Individual sales and securitization of receivable portfolios; and

     - Line of credit agreements and other borrowings.

     At June 30, 1999, the Company had cash of $2.8 million, compared to $4.7 million at December 31, 1998. The decrease in cash can be attributed to an increase in expenses due to the growth in our Phoenix operations and the increase in purchases of receivable portfolios in the first six months of 1999. In addition, the cash balance at December 31, 1998 reflected the proceeds from the December 30, 1998 securitization transaction, net of debt repayments.

     The Company had total recoveries from managed receivable portfolios of $15.0 million for the six months ended June 30, 1999, a 150% increase over the $6.0 million collected in the same period in the prior year. Total proceeds from sales of receivable portfolios during the first six months of 1999 and 1998 amounted to $0.1 million and $2.6 million, respectively.

     On March 31, 1999, the Company, through a bankruptcy remote, special purpose subsidiary, entered into a securitized receivables acquisition facility or "warehouse facility" allowing for a current maximum funding of $35.0 million. As of August 15, 1999, the Company had borrowed $22.1 million under the warehouse facility. The warehouse facility has a two-year revolving funding period expiring April 15, 2001 or earlier if an event occurs under the warehouse facility which enables the investors to discontinue the revolving portion of the facility. The funding period may be extended with the consent of the noteholders and other interested parties. All amounts outstanding under the warehouse facility are payable at the end of the revolving funding period as so extended. The notes under the warehouse facility carry a floating interest rate of 80 basis points over LIBOR and are rated "AA" by Standard and Poor's Corporation. The warehouse facility is secured solely by a trust estate, primarily consisting of receivables acquired by the Company. Generally, the warehouse facility provides for funding of 90 to 95 percent of the acquisition cost of portfolio receivables, depending on the type of receivables acquired, and the Company is required to fund the remaining 5 to 10 percent of the purchase cost. The Company transferred $200,000 into a liquidity account and is required to contribute to the reserve account to maintain a balance equal to 3% of the amount borrowed.

     The warehouse facility contains a condition to borrowing that the Company maintain diversity among our receivables suppliers. The Company anticipates that it will be able to acquire sufficient quantities from various suppliers to stay in compliance with the diversity requirement and fund future purchases under its forward flow arrangements through the warehouse facility.

     On December 30, 1998, the Company completed its first securitization transaction. The Company expects to perform additional securitizations in the future and use the proceeds from these transactions to repay the warehouse credit facility and provide working capital. It is anticipated, however, that all future securitization transactions will be accounted for and structured as financing transactions for accounting purposes rather than sales.

     Historically, the Company has used bank borrowings to fund receivable portfolio acquisitions, as well as operating and capital expenditures, as needed. At June 30, 1999, the Company had a $15.0 million revolving line of credit with an outstanding balance of $14.8 million. The outstanding balance of $14.8 million was repaid with proceeds from the IPO. This credit facility was subsequently renewed effective as of July 15, 1999 and now matures on April 15, 2000. The credit facility is guaranteed by certain stockholders of the Company.

     Capital expenditures for fixed assets and capital leases were $1.2 million during the six months ended June 30, 1999 reflecting continued capital expenditures to support the Phoenix operations. Capital expenditures were funded primarily from bank borrowings and recoveries on receivable portfolios.

     On July 14, 1999, the Company sold 2,250,000 shares of common stock in the IPO at $10 per share resulting in gross proceeds of $22.5 million. After payment of all fees and expenses of the IPO, the net proceeds from the IPO approximated $20.3 million. The Company used the net proceeds of the offering to repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed under its revolving credit facility and $0.3 million borrowed under a term loan with the Bank of Kansas. The remainder of the proceeds were retained by the Company for working capital purposes.

     The Company plans to continue to expand its operations, which will include continued increases in acquisitions of receivable portfolios, expansion of recovery facilities, significant growth in personnel, and further increases in capital expenditures, such as computer and telephone equipment and system upgrades. The Company anticipates funding working capital needs and capital expenditures with the remaining proceeds from the IPO and bank borrowings. The Company forecasts additional capital expenditures in 1999 of approximately $3 million.

CONTINGENCIES

     The Company does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

YEAR 2000

     The Company is preparing for the impact of the year 2000 on our business. The year 2000 problem creates potential risks for the Company, including potential problems in the information technology and non-IT systems used in the Company's business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own year 2000 problems.

     The Company believes that it has reviewed and revised all software applications to meet year 2000 standards using date routines that properly acknowledge the year 2000. The cost of the revisions has been less than $75,000 and has been absorbed by the Company as part of its normal programming expense each year. The Company does not believe the total costs of revisions will exceed $100,000 in the aggregate. Further, the Company has not deferred any IT projects due to year 2000 efforts.

     Based upon representations from the manufacturers, all computer systems have been certified to be year 2000 compliant. The telecommunications systems and services have been certified by their providers to be year 2000 compliant. However, we may not have recourse to our suppliers because they disclaim liability for their year 2000 certifications. While we believe that our systems will function without year 2000 problems, the Company will continue to review and, if necessary, replace systems or system components as necessary.

     The Company is also dependent on third parties such as suppliers and service providers and other vendors. If these or other third parties fail to adequately address the year 2000 problem, the Company could experience a negative impact on our business operations or financial results. For example, the failure of some of the Company's principal suppliers to have year 2000 compliant IT systems could impact the Company's ability to acquire and service receivable portfolios. The Company purchases receivable portfolios from some of the largest credit card originators in the United States. The Company expects these vendors to resolve the year 2000 problem successfully. The receivable portfolios acquired under the Company's forward flow agreements have been formatted by the originators and provided to the Company with a four-digit year that is year 2000 compliant and the Company expects the data acquired in the future will conform to this format.

     The Company has developed and implemented a general disaster recovery plan that addresses situations that may result if the Company or any material third parties encounter technological problems. The disaster recovery plan consists of:

     - a contractual agreement with a third-party insurer to have our computer hardware replaced within 48 hours of a disaster;

     - daily software backup and offsite storage by a commercial storage company; and

     - internal backup of each facility's computer system by the other facility's system.

     Although we do not have a contingency plan specific to the year 2000 problem, we believe that this general disaster recovery plan could address some of the problems that could arise from a year 2000 failure.

     We cannot assure you that we will be completely successful in our efforts to address the year 2000 problem. If some of the Company's or its vendors' systems are not year 2000 compliant, the Company could suffer lost revenues or other negative consequences, including systems malfunctions, diversion of resources, incorrect or incomplete transaction processing, and litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We accrue income on our retained interest and receivable portfolios based on the effective interest rate, i.e., internal rate of return, applied to the original cost basis, adjusted for accrued income and principal paydowns. Effective interest rates are determined based on assumptions regarding the timing and amounts of portfolio collections. Such assumptions may be affected by changes in market interest rates. Accordingly, changes in market interest rates may affect our earnings. Changes in short-term interest rates also affect our earnings as a result of our borrowings under the revolving credit facility and the warehouse facility.

     We believe that our market risk information has not changed materially from December 31, 1998.

                                    PART II

                               OTHER INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words "may", "believes", "expects", "anticipates" or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the Company's ability to recover sufficient amounts on receivables to fund operations; the Company's ability to hire and retain qualified personnel to recover our receivables efficiently; the availability of financing; the availability of sufficient receivables at prices consistent with our return targets; the Company's ability to renew our current forward flow agreements at favorable terms; the success of the Company in identifying systems and programs that are not Year 2000 compliant; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by suppliers; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings. For those Statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The SEC declared effective the Company's registration statement number 333-77483 related to its initial public offering on July 8, 1999. The offering closed on July 14, 1999. The Company registered and sold 2,250,000 shares at an aggregate offering price of $22,500,000. After offering expenses of approximately $2.2 million, net proceeds to the company were approximately $20.3 million. The Company used the net proceeds of the offering to repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed on its revolving credit facility and $0.3 million borrowed under a term loan with the Bank of Kansas. The remainder of the proceeds were retained by the Company for working capital purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     MCM Capital Group, Inc. was incorporated as a Delaware company on April 29, 1999. In connection with the Company's IPO, Midland Corporation of Kansas ("MCK"), a Kansas corporation, merged into MCM Capital with MCM Capital surviving. Effective June 21, 1999, MCK as the sole stockholder of MCM Capital approved the merger and various other matters in connection with the formation of MCM Capital, including MCM Capital's 1999 Equity Participation Plan.

ITEM 5.  OTHER INFORMATION

     On July 22, 1999, the Company announced that Robert E. Koe had been named its President and Chief Executive Officer and had been appointed to its Board of Directors. He succeeded Frank I. Chandler who is now serving as Vice Chairman of the Company and remains a director. In connection with his employment, Mr. Koe entered into a three-year employment agreement and was granted options to purchase up to 100,000 shares of the Company's common stock under the Company's 1999 Equity Participation Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1   Third Amended and Restated Promissory Note
10.2   Limited Guaranty of MCM Capital Group, Inc.
10.3 Employment agreement between the Company and Robert E. Koe, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 22, 1999
       (SEC File No. 000-26489.
27.1   Financial Data Schedule for the six month period ended June
       30, 1999 submitted to the Securities and Exchange Commission in electronic format.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the three month period ended June 30, 1999.

                            MCM CAPITAL GROUP, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MCM CAPITAL GROUP, INC.

                                          By:  /s/ R. BROOKS SHERMAN, JR.

                                            ------------------------------------
                                                   R. BROOKS SHERMAN, JR.
                                                 EXECUTIVE VICE-PRESIDENT,
                                                CHIEF FINANCIAL OFFICER AND
                                                          TREASURER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                           OFFICER)

Date: August 23, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.1       Third Amended and Restated Promissory Note
   10.2       Limited Guaranty of MCM Capital Group, Inc.
   10.3       Employment agreement between the Company and Robert E. Koe, incorporated herein by reference to Exhibit 10.1 to the
              Company's Current Report on Form 8-K dated July 22, 1999
              (SEC File No. 000-26489).
   27.1       Financial Data Schedule for the six month period ended June
              30, 1999 submitted to the Securities and Exchange Commission in electronic format.