Form 10-Q
period 1999-09-30
MCM CAPITAL GROUP INC
filed 1999-11-19
CIK 1084961

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                           Yes  [X]          No  [ ]

     There were 7,191,131 shares of common stock outstanding as of October 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MCM CAPITAL GROUP, INC.

                               INDEX TO FORM 10-Q

                                                                                    PAGE
                                                                                    ----
PART I -- FINANCIAL INFORMATION
            Item 1 -- Financial Statements:
                      Condensed Consolidated Balance Sheets -- December 31, 1998
                      and September 30, 1999......................................    2
                      Condensed Consolidated Statements of Operations -- Three
                      months ended September 30, 1998 and 1999 and nine months
                      ended September 30, 1998 and 1999...........................    3
                      Condensed Consolidated Statements of Cash Flows -- Nine
                      months ended September 30, 1998 and 1999....................    4
                      Notes to Condensed Consolidated Financial Statements........    5
            Item      Management's Discussion and Analysis of Financial Condition
            2 --      and Results of Operations...................................    9
            Item      Quantitative and Qualitative Disclosures About Market
            3 --      Risk........................................................   14
PART II -- OTHER INFORMATION
            Item      Legal Proceedings...........................................   15
            1 --
            Item      Changes in securities and use of proceeds...................   15
            2 --
            Item      Other Information...........................................   16
            5 --
            Item      Exhibits and Reports on Form 8-K............................   16
            6 --
Signatures........................................................................   17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MCM CAPITAL GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                1998 (A)          1999
                                                              ------------    -------------
                                                                     (IN THOUSANDS)
                                                                       (UNAUDITED)
ASSETS
Cash........................................................    $ 4,658          $   654
Restricted cash.............................................         --            2,455
Investment in receivable portfolios (Note 2)................      2,052           40,195
Retained interest in securitized receivables (Note 3).......     23,986           28,657
Property and equipment, net (Note 4)........................      3,852            4,764
Other assets................................................        280            2,329
                                                                -------          -------
                                                                $34,828          $79,054
                                                                =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $ 1,608          $ 1,545
Servicing liability (Note 3)................................      3,607            1,900
Notes payable and other borrowings (Note 5).................      7,005           35,178
Capital lease obligations...................................        506              423
Deferred income tax liability...............................      8,180            7,455
                                                                -------          -------
Total liabilities...........................................     20,906           46,501
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized.............................................         --               --
  Common stock, $0.01 par value, 50,000,000 shares
     authorized, 4,941,131 shares issued and outstanding at
     December 31, 1998 and 7,191,131 shares issued and
     outstanding at September 30, 1999......................         49               72
  Additional paid in capital................................         81           19,777
  Accumulated other comprehensive income....................      4,883            4,550
  Retained earnings.........................................      8,909            8,154
                                                                -------          -------
Total stockholders' equity..................................     13,922           32,553
                                                                -------          -------
Total liabilities and stockholders' equity..................    $34,828          $79,054
                                                                =======          =======

---------------
(A) Derived from the audited consolidated financial statements as of December 31, 1998.

     See accompanying notes to condensed consolidated financial statements

                            MCM CAPITAL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1998        1999      1998         1999
                                                     ------      ------    -------      ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                    (UNAUDITED)
Revenues:
Income from receivable portfolios..................  $4,342      $4,401    $11,015      $6,646
  Income from retained interest....................      --       2,051         --       5,556
  Gain on sales of receivable portfolios (Note
     3)............................................      84          --        703          17
  Servicing fees and related income................      --       1,753         --       5,727
                                                     ------      ------    -------      ------
Total revenues:....................................   4,426       8,205     11,718      17,946
Operating expenses:
  Salaries and employee benefits...................   2,106       4,989      4,564      13,181
  Other operating expenses.........................     667         916      1,412       2,571
  General and administrative expenses..............     259         641        673       1,712
  Depreciation and amortization....................     188         264        269         697
                                                     ------      ------    -------      ------
Total operating expenses...........................   3,220       6,810      6,918      18,161
                                                     ------      ------    -------      ------
                                                      1,206       1,395      4,800        (215)
Other income and expense:
  Interest expense.................................    (855)       (572)    (2,067)     (1,213)
  Other income.....................................       4          22         10         170
                                                     ------      ------    -------      ------
Total other expense................................    (851)       (550)    (2,057)     (1,043)
                                                     ------      ------    -------      ------
Income (loss) before income taxes and extraordinary
  charge...........................................     355         845      2,743      (1,258)
(Provision for) benefit from income taxes..........    (194)       (338)    (1,119)        503
                                                     ------      ------    -------      ------
Income (loss) before extraordinary charge..........     161         507      1,624        (755)
Extraordinary charge, net of income tax benefit of
  $115,000.........................................      --          --       (180)         --
                                                     ------      ------    -------      ------
Net income (loss)..................................  $  161      $  507    $ 1,444      $ (755)
                                                     ======      ======    =======      ======
Basic earnings per share:
  Income (loss) before extraordinary charge........  $ 0.03      $ 0.07    $  0.33      $(0.14)
  Extraordinary charge.............................      --          --      (0.04)         --
                                                     ------      ------    -------      ------
Net income (loss)..................................  $ 0.03      $ 0.07    $  0.29      $(0.14)
                                                     ======      ======    =======      ======
Diluted earnings per share:
  Income (loss) before extraordinary charge........  $ 0.03      $ 0.07    $  0.32      $(0.14)
Extraordinary charge...............................      --          --      (0.03)         --
                                                     ------      ------    -------      ------
Net income (loss)..................................  $ 0.03      $ 0.07    $  0.29      $(0.14)
                                                     ======      ======    =======      ======
Shares used for computation (in thousands):
  Basic............................................   4,941       6,849      4,941       5,584
  Diluted..........................................   4,941       6,893      5,065       5,584

     See accompanying notes to condensed consolidated financial statements

                            MCM CAPITAL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
Cash flows from operating activities:
Net income (loss)...........................................  $  1,444    $   (755)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       269         697
     Amortization of loan costs.............................        --          94
     Amortization of debt discount..........................       268          --
     Gain on sales of receivable portfolios.................      (703)        (17)
     Extraordinary loss on early extinguishment of debt.....       180          --
     Deferred income tax expense (benefit)..................     1,239        (503)
     Income accrued on retained interest....................        --      (5,556)
     Amortization of servicing liability....................        --      (1,707)
     Increase in restricted cash............................        --      (2,455)
     Increase in service fee receivable.....................        --        (331)
     Increase in other assets...............................      (301)       (112)
     Increase (decrease) in accounts payable and accrued
      liabilities...........................................       587         (63)
                                                              --------    --------
     Net cash provided by (used in) operating activities....     2,983     (10,708)
                                                              --------    --------
Cash flows from investing activities:
  Proceeds from sales of portfolios.........................     3,523         108
  Net accretion applied to principal of receivable
     portfolios.............................................      (303)     (2,397)
  Purchases of receivable portfolios........................   (19,488)    (35,837)
  Purchases of property and equipment.......................    (1,922)     (1,609)
                                                              --------    --------
     Net cash used in investing activities..................   (18,190)    (39,735)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from notes payable and other borrowings..........    36,037      61,003
  Repayments of notes and other borrowings..................   (18,569)    (32,830)
  Payment on termination of put warrants....................      (206)         --
  Capitalized loan costs relating to financing
     arrangements...........................................        --      (1,370)
  Proceeds from issuance of common stock in Initial Public
     Offering...............................................        --      22,500
  Payment of capitalized costs relating to public offering
     of common stock........................................        --      (2,781)
  Net repayment of capital lease obligation.................       (11)        (83)
  Prepayment fees and penalties on early extinguishment of
     debt...................................................      (294)         --
                                                              --------    --------
     Net cash provided by financing activities..............    16,957      46,439
                                                              --------    --------
Net increase (decrease) in cash.............................     1,750      (4,004)
Cash at beginning of period.................................       477       4,658
                                                              --------    --------
Cash at end of period.......................................  $  2,227    $    654
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements

                            MCM CAPITAL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     MCM Capital Group, Inc. (MCM Capital) is a holding company whose principal asset is its investment in its wholly-owned subsidiary, Midland Credit Management Inc. (Midland Credit) (collectively referred to herein as the "Company"). The Company is a financial services company that currently focuses on acquiring charged-off credit card receivables originated by national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations and borrowings from third parties.

     On June 25, 1999, MCM Capital was merged with Midland Corporation of Kansas in which:

     - MCM Capital was the surviving corporation;

     - The authorized capital stock of the surviving corporation consists of 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share; and

     - The stockholders of Midland Corporation of Kansas received 4.941 shares of MCM Capital common stock for each share of Midland Corporation of Kansas common stock outstanding, having the effect of a 4.941-to-1 stock split.

     On July 14, 1999, MCM Capital completed its initial public offering of common stock ("IPO"). The Company sold 2,250,000 shares of common stock in the IPO at $10 per share resulting in gross proceeds of $22.5 million. After payment of all fees and expenses of the IPO, the net proceeds from the IPO approximated $19.7 million. The Company used the net proceeds of the offering to repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed under its revolving credit facility and $0.3 million borrowed under a term loan. The remainder of the proceeds were retained by the Company for working capital purposes.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1998 and September 30, 1999, its results of operations for the three-month and nine-month periods ended September 30, 1998 and 1999 and its cash flows for the nine-month periods ended September 30, 1998 and 1999. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Amendment No. 4 to its Registration Statement on Form S-1 filed on July 8, 1999 with the Securities and Exchange Commission. Certain statements in these notes to the condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See "Part II -- Other Information."

                            MCM CAPITAL GROUP, INC.

NOTE 2 -- INVESTMENT IN RECEIVABLE PORTFOLIOS

     The following summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

                                                                              NINE MONTHS
                                                              YEAR ENDED         ENDED
                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1998            1999
                                                             ------------    -------------
Balance at beginning of period.............................    $ 15,411         $ 2,052
Purchase of receivable portfolios..........................      24,762          35,837
  Securitization of receivable portfolios..................     (33,848)             --
  Cost of receivable portfolios sold.......................      (4,775)            (91)
  Net accretion (collections) applied to principal of
     receivable portfolios.................................         502           2,397
                                                               --------         -------
Balance at end of period...................................    $  2,052         $40,195
                                                               ========         =======

NOTE 3 -- SECURITIZATION OF RECEIVABLE PORTFOLIOS

     On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose entity formed by the Company, issued securitization notes in the principal amount of $33.0 million, which bear a fixed rate of interest at 8.63%. The notes are collateralized by the credit card receivables securitized by the Company with a carrying amount of $33.8 million at the time of transfer. The transaction was accounted for as a sale under the provisions of Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"). As a result, the Company recorded a retained interest and a servicing liability and recognized a gain of $9.3 million in 1998.

     In connection with the securitization, the Company (as servicer) receives a servicing fee equal to 20% of the gross monthly collections of the securitized receivables. The benefits of servicing the securitized receivables are not expected to adequately compensate the Company for performing the servicing; therefore, the Company recorded a servicing liability of $3,607,000 in accordance with SFAS No. 125. The Company has recorded amortization of this servicing liability of $1,707,000 during the nine months ended September 30, 1999 (including $462,000 in the three months ended September 30, 1999) resulting in a servicing liability balance of $1,900,000 at September 30, 1999.

     As a result of the securitization transaction in 1998, the Company recorded a retained interest of $23,986,000 in securitized receivables. The retained interest is held by a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, its associated cash flows, and the assets of the special purpose subsidiary would not be available to satisfy claims of creditors of the Company. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. The Company recognized accretion of $5,556,000 on the retained interest during the nine months ended September 30, 1999 (including $2,051,000 in the three months ended September 30, 1999) together with certain other changes as shown in the table below resulting in a retained interest balance of $28,657,000 at September 30, 1999. In addition, the Company reported other comprehensive income in 1998 with respect to the retained interest recorded as a separate component of stockholders' equity with a remaining balance of $4,550,000 at September 30, 1999.

                            MCM CAPITAL GROUP, INC.

     The following summarizes the changes in the balance of the retained interest for the nine months ended September 30, 1999 (in thousands):

                                                                                    ESTIMATED
                                                                                      FAIR
                                               CASH      AMORTIZED    UNREALIZED     MARKET
                                             RESERVES      COST          GAIN         VALUE
                                             --------    ---------    ----------    ---------
Balance at beginning of period.............   $ 990       $14,858       $8,138       $23,986
Refunds of reserve account.................    (330)           --           --          (330)
  Interest accrued.........................      --         5,556           --         5,556
  Change in amortization of unrealized
     gain..................................      --            --         (555)         (555)
                                              -----       -------       ------       -------
Balance at end of period...................   $ 660       $20,414       $7,583       $28,657
                                              =====       =======       ======       =======

NOTE 4 -- PROPERTY AND EQUIPMENT

     The following is a summary of the components of property and equipment:

                                                     DECEMBER 31,    SEPTEMBER 30,
                                                         1998            1999
                                                     ------------    -------------
                                                            (IN THOUSANDS)
Property and equipment, at cost....................     $5,162          $6,748
Less accumulated depreciation and amortization.....      1,310           1,984
                                                        ------          ------
                                                        $3,852          $4,764
                                                        ======          ======

NOTE 5 -- NOTES PAYABLE AND OTHER BORROWINGS

     The Company renewed its revolving line of credit effective July 15, 1999. The $15.0 revolving line of credit bears interest at the Prime Rate and matures on April 15, 2000. Under this revolving credit facility, there was $8,438,000 and $13,308,000 available as of December 31, 1998 and September 30, 1999, respectively, and $4,073,000 available as of November 15, 1999. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of the Company.

     On March 31, 1999, Midland Funding 98-A Corporation, a bankruptcy-remote, special purpose entity formed by the Company entered into a securitized receivables acquisition facility or "warehouse facility" allowing for a current maximum funding of $35.0 million. The warehouse facility has a two-year revolving funding period expiring April 15, 2001 or earlier if an event occurs under the warehouse facility which enables the investors to discontinue the revolving portion of the facility. The warehouse facility carries a floating interest rate of 80 basis points over LIBOR and is secured solely by a trust estate, primarily consisting of receivables acquired by the Company's wholly-owned, bankruptcy-remote, special purpose subsidiary. The receivables in the warehouse facility are not available to satisfy claims of creditors of the Company. The warehouse facility generally provides for funding of 90 to 95 percent of the acquisition cost of portfolio receivables, depending on the type of receivables acquired.

                            MCM CAPITAL GROUP, INC.

     The Company is obligated under borrowings as follows:

                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1998            1999
                                                             ------------    -------------
                                                                    (IN THOUSANDS)
Revolving line of credit, 8.25%, unsecured, Due April 15,
  2000.....................................................     $6,562          $ 1,692
Warehouse facility.........................................         --           33,458
Various installment obligations, 7.7%......................        443               28
                                                                ------          -------
                                                                $7,005          $35,178
                                                                ======          =======

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

     The following is a summary of the components of comprehensive income
(loss):

                                                   THREE MONTHS        NINE MONTHS
                                                       ENDED              ENDED
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                   -------------    -----------------
                                                   1998    1999      1998      1999
                                                   ----    -----    ------    -------
                                                             (IN THOUSANDS)
Net income (loss)................................  $161    $ 507    $1,444    $  (755)
Decrease in unrealized gain on "available for
 sale" investments...............................    --     (165)       --       (333)
                                                   ----    -----    ------    -------
Comprehensive income (loss)......................  $161    $ 342    $1,444    $(1,088)
                                                   ====    =====    ======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Amendment No. 4 to the Registration Statement of MCM Capital Group, Inc. ("MCM Capital" or collectively with its subsidiaries, the "Company") filed on Form S-1 with the Securities and Exchange Commission. A general description of the Company's industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part
II -- Other Information."

RESULTS OF OPERATIONS

  Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

     Revenues. Total revenues for the nine months ended September 30, 1999 were $17.9 million compared to total revenues of $11.7 million for the nine months ended September 30, 1998, an increase of $6.2 million or 53%. The increase in revenues was the net result of a decrease in income from receivable portfolios of $4.4 million; an increase in income on retained interest of $5.6 million; a decrease in gain on sale of receivable portfolios of $0.7 million; and an increase in servicing fees and related income of $5.7 million.

     Income from receivable portfolios decreased $4.4 million or 40%, from $11.0 million to $6.6 million for the nine months ended September 30, 1998 and 1999, respectively. Such decrease was the result of a $6.6 million decrease in the average outstanding balance of the Company's investment in receivable portfolios from an average of $23.4 million during the nine months ended September 30, 1998 to an average of $16.8 million during the nine months ended September 30, 1999. The decrease in the average outstanding balance of the Company's investment in receivable portfolios is due to the December 30, 1998 securitization of receivable portfolios with a carrying amount of $33.8 million. The securitization was accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125 and, thus, the receivables were sold and no longer accrue income to the benefit of the Company other than servicing fees and income from the retained interest.

     In connection with the December 30, 1998 securitization transaction and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. As a result, for the nine months ended September 30, 1999 the Company recognized income from retained interest in securitized receivables in the amount of $5.6 million, servicing fees in the amount of $4.0 million and amortization of servicing liability in the amount of $1.7 million.

     The Company sold an individual receivable portfolio in June 1999 for $0.1 million and recognized an immaterial gain on the transaction.

     Total Operating Expenses. Total operating expenses were $18.2 million for the nine months ended September 30, 1999 compared to $6.9 million for the nine months ended September 30, 1998, an increase of $11.3 million or 163%. Total operating expenses as a percentage of revenues were 101% for the nine months ended September 30, 1999 compared to 59% for the nine months ended September 30, 1998. The increase in total operating expenses as well as the increase in total operating expenses as a percentage of revenues reflects the significant growth of the Company during the past twelve months. Specifically, the Phoenix location commenced operations in February 1998 and grew to 526 personnel as of September 30, 1999 from 255 employees at September 30, 1998 resulting in a 187% increase in salaries and wages to $13.2 million for the nine months ended September 30, 1999 compared to $4.6 million for the same period in 1998.

     Other operating expenses such as telephone, postage, credit bureau reports, rent and depreciation increased $2.6 million or 112% from $2.4 million to $5.0 million for the nine months ended September 30, 1998 and 1999, respectively. This increase was due primarily to the expansion of the Phoenix location and resulting increase in expenses relating to collection operations.

     Interest and other expenses. Total interest and other expenses for the nine months ended September 30, 1999 was $1.0 million compared to $2.1 million for the nine months ended September 30, 1998, a decrease of $1.1 million or 49%. Interest expense for the nine months ended September 30, 1999 was $1.2 million compared to $2.1 million for the nine months ended September 30, 1998, a decrease of $0.9 million or 41%. The decrease is attributable to the use of the proceeds from both the securitization transaction and the IPO to pay down debt and the lower interest rate on the Company's warehouse facility which originated on March 31, 1999 (see "Liquidity and Capital Resources" below for further discussion of the warehouse facility).

     Provision for income taxes. For the nine months ended September 30, 1999, the Company recorded an income tax benefit of $0.5 million, reflecting an effective rate of 40%. For the nine months ended September 30, 1998, the Company recorded income tax expense of $1.1 million, reflecting an effective tax rate of 41%.

     Net Loss. The net loss for the nine months ended September 30, 1999 was $0.8 million compared to net income of $1.4 million for the nine months ended September 30, 1998.

  Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

     Revenues. Total revenues for the three months ended September 30, 1999 were $8.2 million compared to total revenues of $4.4 million for the three months ended September 30, 1998, an increase of $3.8 million or 85%. The increase in revenues was the net result of an increase in income from receivable portfolios of $0.1 million; an increase in income on retained interest of $2.0 million; a decrease in gain on sale of receivable portfolios of $0.1 million; and an increase in servicing fees and related income of $1.8 million.

     Income from receivable portfolios increased $0.1 million or approximately 1%, from $4.3 million to $4.4 million for the three months ended September 30, 1998 and 1999, respectively. Such increase was the result of a $3.0 million, or 11%, increase in the average outstanding balance of the Company's investment in receivable portfolios from $29.0 million during the three months ended September 30, 1998 to $32.2 million during the three months ended September 30, 1999.

     In connection with the December 30, 1998 securitization transaction and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. As a result, the Company recognized income from retained interest in securitized receivables in the amount of $2.0 million, servicing fees in the amount of $1.3 million and amortization of servicing liability in the amount of $0.5 million for the three months ended September 30, 1999.

     Total Operating Expenses. Total operating expenses were $6.8 million for the three months ended September 30, 1999 compared to $3.2 million for the three months ended September 30, 1998, an increase of $3.6 million or 111%. Total operating expenses as a percentage of revenues were 83% for the three months ended September 30, 1999 compared to 73% for the three months ended September 30, 1998. The increase in total operating expenses as well as the increase in total operating expenses as a percentage of revenues reflects the significant growth of the Company during the past twelve months. Specifically, the Phoenix location commenced operations in February 1998 and grew to 526 personnel as of September 30, 1999 from 255 employees at September 30, 1998 resulting in a 137% increase in salaries and wages to $5.0 million for the three months ended September 30, 1999 compared to $2.1 million for the same period in 1998.

     Other operating expenses such as telephone, postage, credit bureau reports, rent and depreciation increased $0.7 million or 63% from $1.1 million to $1.8 million for the three months ended September 30, 1998 and 1999, respectively. This increase was due primarily to the expansion of the Phoenix location and resulting increase in collection operations.

     Interest and other expenses. Total interest and other expenses for the three months ended September 30, 1999 was $0.6 million compared to $0.9 million for the three months ended September 30, 1998, a decrease of $0.3 million or 35%. Interest expense for the three months ended September 30, 1999 was $0.6 million compared to $0.9 million for the three months ended September 30, 1998, a decrease of $0.3 million or 33%. The decrease is attributable to the use of the proceeds from the securitization transaction to pay down debt and the lower interest rate on the Company's warehouse facility which was originated on March 31, 1999 (see "Liquidity and Capital Resources" below for further discussion of the warehouse facility).

     Provision for income taxes. For the three months ended September 30, 1999, the Company recorded income tax expense of $0.3 million, reflecting an effective rate of 40%. For the three months ended September 30, 1998, the Company recorded income tax expense of $0.2 million, reflecting an effective tax rate of 55%.

     Net Income. Net income for the three months ended September 30, 1999 was $0.5 million compared to net income of $0.2 million for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's cash flow has been provided by:

     - Recoveries on receivable portfolios;

     - The sale and securitization of receivable portfolios;

     - Line of credit agreements and other borrowings; and

     - Recently, the Company's initial public offering

     At September 30, 1999, the Company had cash of $3.1 million, compared to $4.7 million at December 31, 1998. The cash on hand at September 30, 1999 included $2.5 million which is restricted by the warehouse facility (discussed further below). The decrease in cash can be attributed to an increase in expense due to the growth in our Phoenix facility and the increase in purchases of receivable portfolios in the first nine months of 1999.

     The Company had total recoveries on managed receivable portfolios of $24.3 million for the nine months ended September 30, 1999, a 134% increase over the $10.4 million collected in the same period in the prior year. Total proceeds from sales of receivable portfolios during the first nine months of 1999 and 1998 amounted to $0.1 million and $3.5 million, respectively.

     On March 31, 1999, the Company, through a bankruptcy remote, special purpose subsidiary, entered into a securitized receivables acquisition facility or "warehouse facility" allowing for a current maximum funding of $35.0 million. The warehouse facility, which is insured by a financial guaranty policy, has a two-year revolving funding period expiring April 15, 2001, or earlier if an event occurs under the warehouse facility which enables the investors to discontinue the revolving portion of the facility. The funding period may be extended with the consent of the note insurer, or a majority of noteholders if the insurer is in default. All amounts outstanding under the warehouse facility are payable at expiration of the two-year funding period, unless the note insurer, or a majority of noteholders if the insurer is in default, consent to convert the facility to a term loan, which would amortize over a period of not more than five years. The notes under the warehouse facility carry a floating interest rate of 80 basis points over LIBOR and are rated "AA" by Standard and Poor's Corporation. The warehouse facility is secured solely by a trust estate, primarily consisting of receivables acquired by the Company. Generally, the warehouse facility provides funding for 90 to 95 percent of the acquisition cost of portfolio receivables, depending on the type of receivables acquired, and the Company is required to fund the remaining 5 to 10 percent of the purchase cost. At closing, the special purpose warehouse subsidiary transferred $200,000 into a liquidity account and is required to contribute to the reserve account to maintain a balance equal to the greater of 3% of the amount borrowed or $350,000. As of October 31, 1999, $33.8 million was outstanding under the warehouse facility (resulting in availability under this facility of $1.2 million) and $1.0 million was on deposit in the reserve account. The Company is currently in discussions to refinance the majority of the debt outstanding under the warehouse facility through a securitization transaction in the fourth quarter of 1999. There can be no assurance, however, that a securitization will be consummated or that the warehouse facility will be refinanced. The warehouse requires that the net proceeds from each pool of receivables must exceed the funding amount for each pool within one year of funding. Therefore, if a significant portion of the warehouse facility is not refinanced by May 15, 2000, the funding period will terminate.

     The warehouse facility contains a condition to borrowing that diversity among receivables suppliers and the age and type of credit card receivables be maintained. If the Company maintains adequate liquidity, it believes that it will be able to acquire sufficient quantities of receivables from various suppliers to satisfy the diversity requirement and fund future purchases under its forward flow arrangements through the warehouse facility. Without such liquidity, the Company's ability to purchase receivables will be limited and the Company's ability to satisfy the diversity requirement for borrowings under the warehouse facility could be impaired.

     The Company completed its first securitization transaction in December 1998. The Company currently intends to seek to complete additional securitizations in the future and use the proceeds from these transactions to repay borrowings under the warehouse credit facility. The Company currently believes, however, based on recent trends in the securitization markets for charged-off receivables, the amounts of proceeds advanced to the Company in future securitizations will be less (as a percentage of the Company's adjusted purchase price of the receivables being securitized) than the percentage advanced in the December 1998 securitization. As a result, future portfolio purchases may require the Company to make larger equity contributions than would previously have been the case. In addition, although the Company receives a servicing fee to compensate it for servicing receivables that are securitized, the servicing fees are not expected to be sufficient to reimburse the Company for all of its costs associated with servicing the receivables. For example, the servicing fee on the December 1998 securitization does not cover the costs of servicing and, accordingly, a liability of $3.6 million was recorded in connection with the servicing agreement. Until the Company begins to collect the residual cash flow from the 1998 securitization (currently estimated not to occur prior to late 2000), the operating expenses relating to servicing the portfolios will continue to exceed the cash generated through servicing fees. It is anticipated that the securitization currently being discussed, and any future securitization transactions, will be accounted for and structured as financing transactions rather than sales.

     During the nine months ended September 30, 1999, the Company purchased receivables with a face value of $592.7 million for $35.8 million representing an average cost of $0.06 per dollar of face value while in the nine months ended September 30, 1998 the Company purchased receivables with a face value of $591.0 million for $19.5 million representing an average cost of $0.033 per dollar of face value. The increase in the cost of receivables purchased as a percentage of face value in 1999 versus 1998 reflects the success of the Company's attempts to increase the amount of receivables purchased directly from credit card issuers before any third party collection agencies have been engaged by the issuer to service the receivables. The Company purchases a significant amount of its receivables under forward flow agreements with certain credit grantors. The Company's current monthly obligations under its forward flow agreements are approximately $3.0 million per month through the fourth quarter of 1999, and are estimated to range from between $2.4 million and $3.0 million per month in 2000.

     Capital expenditures for fixed assets and capital leases were $1.6 million during the nine months ended September 30, 1999 reflecting continued capital expenditures to support the Phoenix operation. Capital expenditures were funded primarily from bank borrowings and servicing fees from recoveries on receivable portfolios. The Company estimates capital expenditures of approximately $1.0 million in both the fourth quarter of 1999 and the first quarter of 2000.

     In July 1999, the Company sold 2,250,000 shares of common stock in the IPO at $10 per share resulting in gross proceeds of $22.5 million. After payment of all fees and expenses of the IPO, the net proceeds from the IPO approximated $19.7 million. The Company used the net proceeds of the offering to repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed under its revolving credit facility and $0.3 million borrowed under a term loan. The remainder of the proceeds were retained by the Company for working capital purposes.

     Historically, the Company has used bank borrowings to fund receivable portfolio acquisitions, as well as operating and capital expenditures as needed. The Company maintains a $15.0 million revolving line of credit that matures April 30, 2000. The line had an outstanding balance of $1.7 million at September 30, 1999. As a result of purchases of receivables and the use of working capital, the availability under the line had declined to approximately $4.1 million as of November 15, 1999. Borrowings under this line of credit are guaranteed by certain stockholders of the Company.

     The Company currently forecasts working capital needs of approximately $9.0 million in the fourth quarter of 1999 to cover operating expenses and capital expenditures. In addition, the Company's commitments to purchase receivables are approximately $17.1 million in the fourth quarter of 1999. Together, these expenditures will exceed the Company's current availability under its revolving line of credit and its warehouse line of credit during the fourth quarter of 1999. In order to finance these immediate costs, and similar costs until the Company begins to collect the residual cash flows of its securitization, the Company will require additional capital in addition to any securitization that may be completed to refinance amounts outstanding under the warehouse facility. In the event the Company cannot obtain sufficient additional financing on satisfactory terms prior to January 2000, the Company's business and financial condition would be materially adversely effected (including possible non-compliance with certain debt covenants), and the Company could be forced to, among other things, (i) eliminate receivables purchases, (ii) reduce or eliminate future capital expenditures scheduled for computer, telephone and systems upgrades, (iii) sell certain of its receivable portfolios for cash, (iv) reduce the number of employees and overall scope of operations, (v) pursue strategic alternatives such as a sale, merger or recapitalization of the Company, or (vi) seek protection under reorganization, insolvency or similar laws. The Company is currently discussing financing options with a number of parties, and has received a written confirmation of interest from a major financial institution to provide $50 million of debt and/or equity financing to the Company. Such confirmation of interest is not a binding commitment and is subject to numerous conditions, including, completion of due diligence, internal review and approvals, execution of definitive documentation and other customary terms and conditions. There can be no assurance, however, that the Company will be successful in obtaining additional equity or debt financing, and, if successful, the timing, amount or terms of any financing obtained cannot be predicted.

CONTINGENCIES

     The Company does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

YEAR 2000

     The Company is preparing for the impact of the year 2000 on its business. The year 2000 problem creates potential risks for the Company, including potential problems in the information technology and non-IT systems used in the Company's business operations. The Company may also be exposed to risks from third parties with whom the Company interacts who fail to adequately address their own year 2000 problems.

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

     Although we do not have a contingency plan specific to the year 2000 problem, we believe that this general disaster recovery plan addresses some of the problems that could arise from a year 2000 failure.

     We cannot assure you that we will be completely successful in our efforts to address the year 2000 problem. If some of the Company's or its vendors' systems are not year 2000 compliant, the Company could suffer lost revenues or other negative consequences, including systems malfunctions, diversion of resources, incorrect or incomplete transaction processing, and litigation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                    PART II

                               OTHER INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, those statements preceded by, or that include the words "may", "believes", "expects", "anticipates" or the negation thereof, or similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the Company's ability to recover sufficient amounts on receivables to fund operations; the Company's ability to hire and retain qualified personnel to recover its receivables efficiently; the availability of financing; the availability of sufficient receivables at prices consistent with our return targets; the Company's ability to renew its current forward flow agreements at favorable terms; the success of the Company in identifying systems and programs that are not Year 2000 compliant; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by suppliers; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Company's policy generally not to make any specific projections as to future earnings, and the Company does not endorse any projections regarding future performance that may be made by third parties.

ITEM 1  LEGAL PROCEEDINGS

     As disclosed in the Company's Registration Statement on Form S-1, Varmint Investments Group, LLC and Panagora Partners, LLC filed suit against Midland Credit on July 22, 1998 in the United States District Court for the Southern District of Texas, Houston Division. The plaintiffs allege securities fraud, common law fraud, and fraudulent inducement based upon the sale of receivables by Midland Credit to the plaintiffs in 1997. The plaintiffs seek recovery of the purchase prices for the receivables, or approximately $1.3 million and, in addition, other damages, including exemplary or punitive damages, attorneys' fees, expenses, and court costs. Midland Credit has denied the allegations and is vigorously defending this suit. On November 8, 1999 the court issued orders denying Midland Credit's motion for summary judgement and a motion by Midland Credit to assert certain counterclaims. Discovery is ongoing and the trial is set currently for January 10, 2000. Although any litigation is inherently uncertain, the Company believes it has certain contractual defenses to the asserted claims. Notwithstanding the foregoing, a judgement adverse to the Company involving this litigation could have a material adverse impact on the Company's business and its financial condition.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The SEC declared effective the Company's registration statement number 333-77483 related to its initial public offering on July 8, 1999. The offering closed on July 14, 1999. The Company registered and sold 2,250,000 shares at an aggregate offering price of $22,500,000. After offering expenses of approximately $2.8 million, net proceeds to the Company were approximately $19.7 million. The Company used the net proceeds of the offering to repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed on its revolving credit facility and $0.3 million borrowed under a term loan. The remainder of the proceeds were retained by the Company for working capital purposes.

ITEM 5  OTHER INFORMATION

     On November 8, 1999, John Willinge resigned as a director of the Company and its subsidiaries, thereby reducing the current number of directors of the Company to seven.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1  Loan Sale Agreement between the Company and MBNA America
      Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 1,
      1999 (SEC File No. 000-26489).
10.2 Employment Agreement between the Company and John F. Craven, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 8, 1999
      (SEC File No. 000-26489).
27.1  Financial Data Schedule for the nine month period ended
      September 30, 1999 submitted to the Securities and Exchange
      Commission in electronic format.

     (b) Reports on Form 8-K.

          The Registrant filed a report on Form 8-K on July 22, 1999 which included information under Items 5 and 7 of such form.

                            MCM CAPITAL GROUP, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MCM CAPITAL GROUP, INC.

                                          By: /s/R. BROOKS SHERMAN, JR.
                                            ------------------------------------
                                            R. Brooks Sherman, Jr.
                                            Executive Vice-President,
                                            Chief Financial Officer and
                                              Treasurer
                                            (Principal Financial and Accounting
                                              Officer)

Date: November 19, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.1      Loan Sale Agreement between the Company and MBNA America
          Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 1,
          1999 (SEC File No. 000-26489).
 10.2     Employment Agreement between the Company and John F. Craven, incorporated herein by reference to Exhibit 10.1 to the
          Company's Current Report on Form 8-K dated October 8, 1999
          (SEC File No. 000-26489).
27.1      Financial Data Schedule for the nine month period ended
          September 30, 1999 submitted to the Securities and Exchange
          Commission in electronic format.