Form 10-K405
period 1999-12-31
MCM CAPITAL GROUP INC
filed 2000-04-07
CIK 1084961

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999 or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________to ___________


                        Commission File Number 000-26489

                             MCM CAPITAL GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                    48-1090909
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

   4302 E. Broadway Road, Phoenix, AZ                         85040
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    ZIP CODE)

                                 (800) 265-8825

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                     Common Stock, $.01 Par Value Per Share

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4.8 million at March 31, 2000, based on the closing market price of the Common Stock on such date, as reported by the Nasdaq Stock Market.

The number of shares of the registrant's Common Stock outstanding at March 31, 2000 was 7,191,131.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III hereof will be included by amendment to this Form 10-K report filed on or before May 1, 2000 and is incorporated by reference herein.

                                TABLE OF CONTENTS

                                                                                                               PAGE
Part I...........................................................................................................1

Item 1 - Business................................................................................................1

Item 2 - Properties..............................................................................................9

Item 3 - Legal Proceedings.......................................................................................9

Item 4 - Submission of Matters to a Vote of Security Holders....................................................10

Item 4A - Executive Officers of MCM.............................................................................10

Part II.........................................................................................................12

Item 5 - Market for the Registrant's Common Equity Securities And Related Stockholder Matters...................12

Item 6 - Selected Consolidated Financial Data...................................................................13

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations..................16

Item 7A - Market Risk Disclosure................................................................................36

Item 8 - Consolidated Financial Statements and Supplementary Data...............................................38

Item 9 - Changes in and Disagreements with Accountants..........................................................62

Part III........................................................................................................62

Item 10 - Directors and Executive Officers of MCM...............................................................62

Item 11 - Executive Compensation................................................................................62

Item 12 - Security Ownership of Certain Beneficial Owners and Management........................................62

Item 13 - Certain Relationships and Related Transactions........................................................63

Part IV.........................................................................................................63

Item 14 - Exhibits, Financial Statements, Schedules, and Reports on Form 8-K....................................63

SIGNATURES......................................................................................................66

                                     PART I

                                ITEM 1 - BUSINESS

AN OVERVIEW OF OUR BUSINESS

         We have historically engaged in the acquisition and servicing of charged-off loan portfolios, originated by credit card issuers. In recent periods, we primarily acquired charged-off VISA(R), MasterCard(R) and private label credit card portfolios issued by major banks and merchants. Major credit card issuers often sell a significant portion of their charged-off, delinquent, non-performing accounts in order to realize immediate cash proceeds. From January 1, 1995 through December 31, 1999, we purchased in excess of $2.4 billion in receivables, as measured by the balance charged-off by the originating institutions, paying approximately $100.3 million for these receivables. During this same period, we collected in excess of $62.2 million from all owned and managed receivables (including those receivables in our 1998 securitization transaction) and received proceeds of approximately $47.2 million from the sale of certain of these receivables, including proceeds of $33.0 million received in connection with our 1998 securitization.

         We have extensive experience in acquiring and servicing charged-off receivable portfolios. Prior to 1992, MCM served for over 30 years as a third-party collection agency. In 1992, we began to focus on acquiring and servicing receivable portfolios using our own capital. In 1998, an investor group lead by Nelson Peltz, Peter May and Kerry Packer of Australia acquired a majority interest in MCM from Mr. Frank Chandler and others.

         In July of 1999, MCM closed its initial public offering ("IPO"). We sold 2,250,000 shares of our common stock at $10 per share and received proceeds of approximately $19.7 million after payment of all fees and expenses of the IPO.

         Our principal executive offices are located at 4302 E. Broadway Road, Phoenix, Arizona 85040. We are a Delaware holding company that operates through a wholly-owned subsidiary, Midland Credit Management, Inc. ("Midland Credit"), which was incorporated in the State of Kansas in September 1953.

RECENT DEVELOPMENTS

         As a result of limitations under a January 2000 securitization transaction and our warehouse facility, as amended, we cannot make significant additional purchases of receivables until we have acquired additional funding and maintain a specified level of liquidity. As of March 31, 2000, we are limited to approximately $400,000 of additional receivables purchases until we obtain the required additional financing. Consequently, we are now focused on servicing our owned and securitized portfolios and seeking additional financing that would allow us to continue our receivables purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Receivable Purchases and Liquidity."

ACQUISITION OF RECEIVABLES

         Sources of Receivable Portfolios. MCM identifies receivable portfolios from a number of sources, including relationships with credit card issuers, direct solicitation of credit card issuers, and loan brokers. MCM has purchased receivables in individual portfolios and also pursuant to forward flow agreements. Under a forward flow agreement, MCM agrees to purchase charged-off receivables from credit card issuers on a periodic basis at a set price over a specified time period. Forward flow agreements provide a consistent source of receivables and provide the credit card issuer with a reliable source of revenue and a professional resolution of charged-off receivables. A typical forward flow agreement requires the credit card issuer to sell periodically to the purchaser a portion of its receivables meeting established criteria that were written-off during the applicable period. A typical receivable portfolio that MCM would purchase would consist of $20 million to $30 million in face value and contain receivables from diverse geographic locations with average individual account balances of less than $5,000.

         Our industry places receivables into categories depending on the number of collection agencies that have previously attempted to collect on the receivables. For example, "zero agency receivables" have had no previous third-party collection activity since charge-off, "primary agency receivables" have had one previous collection agency attempt to collect on the receivables since charge-off and "secondary agency receivables" have had two previous collection agencies attempt to collect on the receivables since charge-off. In 1999, we contracted to purchase primarily zero agency and secondary agency receivables.

         In 1999, we acquired a majority of our receivables under three forward flow agreements. Two of these agreements terminated in 1999. The remaining forward flow agreement was terminated by MCM in February 2000. Our most recent securitization transaction and our warehouse facility contain restrictions on the amount of receivables we can purchase until we acquire additional financing. In addition, our warehouse facility limits our sources of receivable portfolios by imposing certain funding restrictions, including conditions that accounts in any one state not exceed 20% (25% for California) of the total balance of receivables funded by and subject to the facility and that no single originator of receivables contributes 45% or more of the receivables funded by and subject to the facility. We will need to meet this requirement at each funding of receivables that occurs 60 days or more after any prepayment under the warehouse facility. As of March 31, 2000, we were out of compliance with these requirements. Although such non-compliance is not an event of default, we cannot borrow further funds from the warehouse facility unless the new accounts funded bring us back into compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Warehouse Facility."

         If we renew our purchasing efforts, we intend to continue our emphasis on the acquisition of charged-off credit card receivables. At such time, we may also acquire receivables in other consumer debt markets, such as student loans and consumer loans, as opportunities arise.

         Pricing. Charged-off receivables are purchased at substantial discounts to the face amount of the receivable portfolio. We evaluate the purchase price of a portfolio using many factors, including the number of agencies which have previously attempted to collect the receivables in the portfolio, the average balance of the receivables, and the locations of the customers. Zero agency and primary agency receivables have higher purchase prices relative to their total charged-off balance than secondary agency receivables, but these portfolios should result in more rapid and higher recoveries.

         Once a receivable portfolio has been identified for potential purchase, we analyze the portfolio using our proprietary scoring model. Our scoring model analyzes the broad characteristics of the portfolio by comparing it to portfolios previously acquired and serviced by us to determine the recoverability of the portfolio resulting in our quantitative purchasing analysis. In addition, members of our management perform qualitative analyses on portfolios, including visiting the originator, discussing the recovery policies of the originator and any third party collection agencies, and, if possible, reviewing their recovery efforts on the particular portfolio. With respect to forward flow agreements, in addition to the procedures outlined above, we try to obtain a small "test" portfolio to evaluate and compare the characteristics of the portfolio to the assumptions we developed in our recovery analysis. After these evaluations are completed, members of our management finalize the price at which MCM would purchase the portfolio.

RECOVERY OF RECEIVABLES

         We focus on maximizing the recovery of the receivables we acquire. Unlike collection agencies which typically have only a specified period of time to recover a receivable, as the owner we have significantly more flexibility in establishing payment programs.

         Once a portfolio has been acquired, we download all receivable information provided by the seller into our proprietary account management computer system and reconcile certain information for accuracy to the information provided in the purchase contract. We review accounts before the contracted warranty expiration and, where permitted, we return those eligible accounts which are identified during such period to the seller for remedy, either by refund or replacement, as provided for in the contract. Under applicable law, we send notification letters to obligors of eligible accounts explaining our new ownership and asking that the borrower contact us. In addition, we notify credit bureaus to reflect our new ownership.

         Once receivables are ready to be assigned to skip tracers and account managers, members of the Information Technology Department work directly with the head of Operations to discuss specifics of the recent acquisition. Management believes these discussions are especially useful because they serve to keep Operations informed regarding any special characteristics of the portfolio. Each account is then placed in our collections control system.

         Skip Tracing. When a receivable is placed into collections, our customized Davox (R) Call Management System initiates the outbound calling process. If a telephone number is not valid, or if there is no telephone number associated with a receivable, we transfer the receivable into our skip tracing department to determine the location of the customer. Our skip tracing department attempts to locate customers through electronic skip tracing means, including information from credit bureaus, the Internet, the various state departments of motor vehicles, publicly available databases and, occasionally, third-party skip tracing services. If electronic means are unsuccessful, we also use manual skip tracing techniques that can include, among other things, contacting relatives, neighbors and utility companies.

         Recoveries. We assign accounts with valid telephone numbers to the recovery department. The recovery department is divided into groups each consisting of a collection manager and two group managers supervising approximately 20 account managers. Based upon their experience and ability, we classify account managers as master account representatives, senior account representatives, account representatives or junior account representatives. We assign each account to a particular account manager who is responsible for all contact with a customer. We base account assignments on the account manager's classification. Collection managers and group managers are in constant communication with management regarding account manager performance and assignments of accounts are given accordingly. In addition, random audits of an account manager's activity, including reviewing files, recovery comments, and settlement agreements, are performed as well.

         All account managers are equipped with a PC based desktop workstation that interfaces to our customized Davox (R) Call Management System. The system forwards calls to the account managers once a connection is made. The account manager is then able to access all of the account's pertinent credit information via several user-friendly, customized screens on the Davox (R) system.

         During initial calls, account managers seek to confirm the debt owed, and the ability and willingness of the customer to pay. Account managers are trained to use a friendly, but firm approach. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual's ability to pay. For example, MCM may extend payments over several months and provide for semi-monthly payments coinciding with a customer's paycheck. In some cases, account managers will advise the customer of alternatives to secure financing to pay off their consumer debt, such as home equity lines of credit or automobile loans. In cases where a payment plan is developed, account managers encourage customers to pay through auto-payment arrangements, which consist of debiting a customer's account on a monthly basis. Account managers are also authorized to negotiate lump sum settlements within pre-established ranges. Management must approve any settlements below these limits. Once a settlement or payment agreement is reached, the account manager monitors the account until it is paid off. To facilitate payments, in addition to auto-payments, MCM accepts a variety of payment methods including checks, the Western Union Quick Collect (R) system, and wire transfers.

         Through our computer system we are able to compare names, addresses, social security numbers or other identifying variables of each customer to determine if a customer is obligated on multiple accounts. If MCM discovers multiple accounts as a result of either process, a code

"linking" each account is inserted on the front screen of the related accounts. If a customer has multiple accounts and makes a single payment, the customer is given the right (by law) to direct the manner in which MCM will apply their payment, including the amount of payment, if any, to be made on any particular account. Also, unless directed otherwise by the customer, the law prohibits us from applying any payment to an account that has been disputed by the customer. In the absence of any dispute or specific directions by a customer, any single payment received from a customer with multiple accounts is allocated equally among all "linked" accounts.

         If, after the initial recovery effort, an account manager determines that the customer is willing but financially unable to pay his or her debt at that time, we suspend our recovery efforts, typically for 90 days. At the end of this period, a new account manager will again seek to determine the ability and willingness of the customer to pay his or her account. We give these "re-work" account managers greater flexibility in settling accounts for which previous recovery attempts have been made. If the customer is still unable to make payments on the debt owed, recovery efforts are again deferred, typically for 90 days, before further efforts are made to recover on the account. If unsuccessful, this contact typically concludes our recovery efforts. If, during the recovery process, we determine that a customer is able to pay, but unwilling to do so, we refer the account to MCM's legal department for handling. See "Legal Department."

         When we have completed the process described above and determined the amount is not recoverable, we place the account in a portfolio with other similar accounts and sell the portfolio to interested third parties. However, sales of receivables that have been securitized or that are subject to our warehouse facility are subject to contractual restrictions. We do not expect sales of uncollectible receivables to be significant in the foreseeable future.

         Hiring and Training. In the recent past, MCM has pursued an aggressive hiring program. In 1998, we opened our facility in Phoenix, which can accommodate up to 800 employees including 700 recovery personnel. As of December 31, 1999, MCM employed 492 employees at this facility, of which 392 were recovery personnel (285 collectors and 107 skip tracers). We also maintain a facility in Hutchinson, Kansas, in which we employed 93 employees at December 31, 1999, including 45 recovery personnel.

         New account managers at our Phoenix and Hutchinson facilities undergo a four-week training program. The first week of the program involves classroom training, which features education on MCM's policies and procedures and federal and state laws pertaining to debt recovery, and computer training. During the remaining three weeks of training, trainees go through hands-on training, engaging in live sessions with customers. These sessions give account managers hands-on experience in a controlled environment. Account managers are trained in MCM's friendly, but firm approach to the recovery process. They learn how to elicit information from customers about their ability to pay off their receivables. In addition, our account managers learn how to structure immediate payoffs or payment plans, and to follow up with customers who fall behind in their payments to encourage them to rehabilitate their account status.

         Skip tracers undergo a similar two-week training program. Skip tracers are specifically trained in locating customers through a variety of internal and external databases and services. Calls by account managers are randomly monitored to ensure compliance with our policies and procedures, and applicable law. In addition, we provide ongoing seminars on changes in our policies and applicable law.

         Technology Platform. To facilitate recovery efforts, MCM has developed an extensive technology platform that includes:

-        a mainframe computer that can support 1,000 recovery personnel;

- a wide area network between our Phoenix and Kansas operations to facilitate real-time data sharing, back up and disaster recovery;

- a browser based, state of the art Davox (R) Call Management system that supports recovery efforts in the Phoenix and Hutchinson facilities ; and

-        automated, on-line skip tracing support.

         MCM's database includes relevant account information about customers that our account managers need to facilitate their recovery efforts. The database can be updated by account managers in real time while discussing the account with the customer. Updates are backed up to an offsite storage server instantly and daily back ups are completed and stored in a fireproof vault offsite. For skip tracing, we utilize on-line resources such as proprietary third-party databases, customized internal databases and Internet databases. Our skip tracing database server is backed up daily.

         Our customized Davox (R) Call Management System allows each account manager to use a user-friendly "point and click" method of collecting. The process is made simple for the account manager since the system will only pass a "live" party after a connection is made. Answering machines, busy signals, no answers or disconnects are rarely passed to one of our account managers.

LEGAL DEPARTMENT

         The legal department manages corporate legal matters, assists the training program, monitors collection activity for compliance and pursues legal action against customers. As of March 31, 2000, this department consisted of two full-time attorneys, and a staff of approximately 13 other individuals including collectors, skip tracers, and compliance officers.

         The legal department distributes guidelines and procedures for recovery personnel to follow when communicating with a customer or third party during our recovery efforts. The department provides employees with extensive training on the Fair Debt Collection Practices Act ("FDCPA") and other relevant laws. In addition, the legal department researches and provides recovery personnel with summaries of state statutes so that they are aware of applicable time frames and laws when skip tracing or attempting to recover an account. It meets with the recovery and skip trace departments to provide legal updates and to address any practical issues uncovered in its review of files referred to the department. The legal department generally handles accounts involving substantial disputes, refusals to pay, and refusals to negotiate. If the account involved is small and the legal account managers are not able to settle the account, we will typically package it for sale with other similar accounts, subject to any restrictions on resale if the accounts have been securitized. For larger accounts with customers able but unwilling to pay, the department may pursue a number of courses of action, including appropriate correspondence, follow up phone calls by the department's specially trained account managers and, if necessary, litigation. In some cases, we may pursue a garnishment of wages or other remedies to satisfy a judgment.

         In an effort to ensure compliance with the FDCPA and applicable state laws regulating our recovery activities, the legal department supervises our compliance officers, whose sole responsibility is to monitor the recovery personnel. Our compliance officers randomly monitor customer files and telephone conversations with customers. If we discover non-compliance with law or policy, we investigate and take appropriate corrective action.

COMPETITION

         The consumer credit recoveries industry is highly competitive. We compete with a wide range of third-party collection companies and other financial services companies, which may have substantially greater personnel and financial resources than we do. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. We believe our major competitors include companies focused primarily on the purchase of charged-off receivable portfolios, such as Creditrust Corporation. In addition to competition within the industry focused on the purchase and servicing of charged-of debt, traditional recovery agencies and in-house recovery departments remain the primary recovery solutions employed by issuers. When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the availability of funding for our portfolios and the quality of services that we provide. We are currently restricted in our ability to purchase receivables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Receivable Purchases and Liquidity."

TRADE SECRETS AND PROPRIETARY INFORMATION

         We believe several components of our computer software are proprietary to our business. Although we have neither registered the software as copyrighted software nor attempted to obtain a patent related to the software, we believe that the software is protected as our trade secret. We have taken actions to establish the software as a trade secret, including informing employees that the software is a trade secret and making the underlying software code unavailable except on an as needed basis. In addition, those persons who have access to information we consider proprietary must sign agreements with confidentiality provisions that prevent disclosure of confidential information to third parties for an extended period of time.

GOVERNMENT REGULATION

         In several states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements. Certain states in which we operate or may operate in the future impose filing or notice requirements on significant stockholders. For example, Maryland requires that we advise them of the beneficial holders of 10% or more of the voting securities of the licensee. Other statutes or regulations could require that stockholders who beneficially own a certain percentage of MCM's stock make filings or obtain approvals in applicable states, or could preclude us from performing certain business activities in those states until those licensing requirements have been satisfied. We believe we are in compliance with all material government regulations.

         The FDCPA and comparable state statutes establish specific guidelines and procedures which debt collectors must follow when communicating with consumer customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we are not a credit card issuer, some of our operations are affected by these laws because our receivables were originated through credit card transactions.
Significant federal laws applicable to our business include the following:

-        Truth-In-Lending Act;

-        Fair Credit Billing Act;

-        Equal Credit Opportunity Act;

-        Fair Credit Reporting Act;

-        Electronic Funds Transfer Act; and

-        Regulations which relate to these acts.

         Additionally, there are comparable statutes in those states in which customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the customers that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules, and regulations relating to the receivables before they are sold to us.

         The laws described above, among others, may limit our ability to recover amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the Federal Fair Credit Billing Act, a credit card issuer, but not a merchant card issuer, is subject to all claims other than tort claims and defenses arising out of certain transactions in which a credit card is used. Claims or defenses become subject to the Act, with some exceptions, when the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction, the amount of the initial transaction exceeds $50.00, and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of credit card receivables, we may acquire receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in some cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. We cannot assure you that some of the receivables we service were not established as a result of unauthorized use of a credit card, and, accordingly, we could not recover the amount of the receivables.

         Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules, or regulations that may be adopted, as well as existing consumer protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to enforce the receivables.

EMPLOYEES

         As of December 31, 1999, we had 585 full-time employees. Of these employees, there were 8 department heads, 41 department managers, 327 account managers, 110 skip tracers and 99 support clerks and administrative personnel. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

                               ITEM 2 - PROPERTIES

         We service our portfolios from two servicing centers. Our main servicing facility is located in Phoenix, Arizona. Designed to accommodate up to 800 employees, at December 31, 1999, the facility housed 492 employees, including 392 recovery personnel. We lease the Phoenix facility, which is approximately 62,000 square feet and this lease is scheduled to expire in 2003. We own our facility in Hutchinson, Kansas. This facility is approximately 17,000 square feet and houses offices and recovery operations for approximately 93 employees, including 45 recovery personnel.

                           ITEM 3 - LEGAL PROCEEDINGS

         On July 22, 1998, in the United States District Court for the Southern District of Texas, Houston Division, Varmint Investments Group, LLC ("Varmint") and PanAgora Partners, LLC ("PanAgora") filed suit against our subsidiary, Midland Credit Management, Inc. ("Midland Credit"). The plaintiffs alleged securities fraud, common law fraud, and fraudulent inducement based upon the sale of receivables by Midland Credit to the plaintiffs in 1997. On January 27, 2000, in the same district court, Midland Credit filed counter-suits against Varmint and

PanAgora, alleging fraud, fraudulent inducement, breach of contract and declaratory judgment. The parties met to mediate these disputes on March 20, 2000 and agreed to a settlement of all claims asserted although final documentation has not been completed or executed. The costs and expenses relating to these lawsuits and this settlement have been expensed in the fourth quarter 1999, and will not have a material adverse effect on our business or financial condition.

         The FDCPA and comparable state statutes may result in class action lawsuits which can be material to our business due to the remedies available under these statutes, including punitive damages. We have not been subject to a class action lawsuit to date.

         There are a number of lawsuits or claims pending or threatened against Midland Credit. In general, these lawsuits or claims have arisen in the ordinary course of our business and involve claims for actual damages arising from the alleged misconduct of our employees or our alleged improper reporting of credit information. Although litigation is inherently uncertain, based on past experience, the information currently available to us and the possible availability of insurance and/or indemnification from the originating institutions in some cases, we do not believe that the pending or threatened litigation or claims will have a material adverse effect our operations or financial condition.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                       ITEM 4A - EXECUTIVE OFFICERS OF MCM

         This table sets forth information concerning each of the executive officers of MCM.

              NAME                     AGE                                    POSITION
              ----                     ---                                    --------
Robert E. Koe                          55       Director, President and Chief Executive Officer

John F. Craven                         46       Executive Vice President and Chief Operating Officer

R. Brooks Sherman, Jr.                 34       Executive Vice President and Chief Financial Officer

Bradley E. Hochstein                   40       Senior Vice President, Recovery

Gregory G. Meredith                    38       Senior Vice President, General Counsel and Secretary

         Robert E. Koe, Director, President and Chief Executive Officer. Mr. Koe joined MCM in July 1999 as President and Chief Executive Officer and also has served as a director since such time. Prior to joining MCM, Mr. Koe was a consultant with Wand Partners, Inc., a private equity investment firm. From 1996 to 1998, Mr. Koe served as a Managing Director of Ocwen Financial Corporation, a purchaser and servicer of distressed residential and commercial mortgages. From 1990 to 1996, Mr. Koe was Chairman, President and Chief Executive Officer of United States Leather, a supplier of leather and related products. From 1984 to 1990, Mr. Koe served as Vice Chairman of Heller Financial, Inc., a diversified commercial finance company. Mr. Koe came to Heller from General Electric Capital Corporation (GECC) where he held various positions including Vice President and General Manager of both Commercial Financial Services and Commercial Equipment Financing and President of Acquisition Funding Corporation. Before joining GECC, Mr. Koe served in various capacities with its parent, the General Electric Company, from 1967 to 1975. Mr. Koe received an AB in Economics from Kenyon College and is a member of its Board of Trustees.

         John F. Craven, Executive Vice President and Chief Operating Officer. Mr. Craven joined MCM in October 1999 as Executive Vice President and Chief Operating Officer. From 1991 until joining MCM, Mr. Craven held various positions at U.S. Bancorp, lastly as Senior Vice President, Business Operations Center. Prior to joining U.S. Bancorp in 1991, Mr. Craven was Vice President and Business Manager of Household Bank, N.A. where he managed an offsite bankcard facility. From 1984 to 1987, Mr. Craven held senior credit management positions at both Bank of America and Citicorp Diners Club. From 1980 to 1984, he was a Senior Consultant at Peat, Marwick, Mitchell & Co. From 1975 to 1980, Mr. Craven served in the United States Army where he achieved the rank of Captain. Mr. Craven holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point and an MBA from Bryant College.

         R. Brooks Sherman, Jr., Executive Vice President and Chief Financial Officer. Mr. Sherman joined MCM in June 1999 as Executive Vice President and Chief Financial Officer. From November 1997 until joining MCM, Mr. Sherman served as Vice President, Chief Financial Officer of National Propane Corporation, the managing general partner of National Propane Partners, L.P., a publicly-traded propane retailer, and prior thereto served as its Controller and Chief Accounting Officer after joining the managing general partner in November 1996. From August 1995 to November 1996, he served as Chief Financial Officer of Berthel Fisher & Company Leasing, Inc., the general partner of two publicly-owned equipment leasing limited partnerships. From October 1990 to August 1995, Mr. Sherman served in various audit capacities with Ernst & Young, LLP, lastly as an Audit Manager. Mr. Sherman received a Bachelor of Science degree in Accounting from Southwest Missouri State University and is a Certified Public Accountant.

         Bradley E. Hochstein, Senior Vice President, Recovery. Mr. Hochstein joined MCM as a junior account manager in 1982 and progressed to senior account manager, and then recovery supervisor with both MCM and later The National Bureau of Collections in Oklahoma City. In 1986, he returned to MCM as the Recovery Manager and was named Vice President, Recovery in 1992. Mr. Hochstein was named Senior Vice President of Recovery in November 1998 and his current responsibilities include overseeing the recovery, training, recruiting and skiptracing efforts. In addition, he is actively involved in the acquisition of new portfolios. Mr. Hochstein attended Northeast Community College in Norfolk, Nebraska.

         Gregory G. Meredith, Senior Vice President, General Counsel and Secretary. Mr. Meredith joined MCM in 1995 as Vice President and General Counsel and was named Senior Vice President in November 1998. Prior to joining MCM, Mr. Meredith was in private general practice with the law firm of Reynolds, Forker, Berkeley, Suter, Rose and Dower in Hutchinson, Kansas from September 1993 through early 1995, and from 1988 to September 1993, with another firm, during which time he gained extensive recovery experience working with numerous banks and private companies, including MCM. Mr. Meredith graduated from Pittsburgh State University and received his Juris Doctorate Degree with Honors from Washburn University.

         MCM's officers are elected annually by, and serve at the discretion of, the board of directors.

                                     PART II

        ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND
                          RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market under the symbol "MCMC" upon completion of our initial public offering in July 1999. The high and low closing sales prices of the common stock, as reported by Nasdaq for each of the two fiscal quarters since our IPO are reported below.

                                                               Market Price
Fiscal Year 1999:                            High                       Low
-----------------                            ----                       ---
Third Quarter (from July 14, 2000)           $9.34                      $4.41

Fourth Quarter                               $4.44                      $3.06

         The closing price of MCM's common stock on March 31, 2000 was $2.3125 per share. On March 15, 2000, there were approximately 21 record owners of our common stock.

         Dividend Policy. We have never declared or paid dividends on our common stock and we anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not intend to declare or pay dividends on the common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of our board of directors. In addition, the note purchase agreement executed in the senior note financing transaction we closed in January 2000 restricts us from paying dividends while those notes are outstanding. For a description of our senior note financing transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Note Financing." We may be subject to additional dividend restrictions under future financing facilities. Certain of our current financing facilities also require us to meet and maintain certain liquidity requirements that could restrict dividend payments.

         Securities Issuances. In January 2000, MCM issued $10 million in aggregate principal amount of senior unsecured notes and warrants to purchase up to 428,571 shares of our common stock at $0.01 per share (subject to adjustment) to an institutional investor in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. We also issued warrants to purchase 100,000 shares of our common stock to an affiliated party who agreed to guarantee the notes. This issuance was also exempt from registration under the Securities Act pursuant to
Section 4(2). For a more detailed discussion of this financing, see "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources--Senior Note Financing."

         In January 2000, we also closed a securitization transaction. In our securitization transactions, a bankruptcy remote subsidiary issues certificates to one or more institutional investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, and our subsidiary, Midland Credit, guarantees certain repurchase obligations of the issuing subsidiary.

                  ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

         This table sets forth selected historical financial data of MCM. You should read carefully the consolidated financial statements and notes included in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data, except for Selected Operating Data, as of December 31, 1995 and 1996 and for the years then ended, were derived from our audited consolidated financial statements not included in this report. Selected Operating Data are derived from the books and records of MCM. The selected financial data, except for Selected Operating Data, as of December 31, 1997, 1998 and 1999 and for the years then ended, were derived from our audited consolidated financial statements included elsewhere in this report. These consolidated financial statements were audited by Ernst & Young LLP, independent auditors.

                                                                    For the years ended December 31,
                                                                    --------------------------------
                                                1995             1996             1997             1998             1999
                                                ----             ----             ----             ----             ----
                                                           (in thousands, except per share and personnel data)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
REVENUES
  Income from receivable portfolios          $   2,035        $   2,387        $   3,200        $  15,952        $  12,860(1)
  Income from retained interest                     --               --               --               --            7,836(2)
  Gain on sales of receivable
    portfolios                                     501              995            2,014           10,818               57
  Servicing fees and related income                 --               --               --              105            7,405(2)
                                             ---------        ---------        ---------        ---------        ---------
    Total revenues                               2,536            3,382            5,214           26,875           28,158
EXPENSES
  Salaries and employee benefits                 1,439            1,650            2,064            7,472           18,821
  Other operating expenses                         261              200              338            2,200            3,479
  General and administrative expenses              330              306              490            1,290            3,019
  Depreciation and amortization                    103               96              156              427              964
                                             ---------        ---------        ---------        ---------        ---------
    Total expenses                               2,133            2,252            3,048           11,389           26,283(3)
                                             ---------        ---------        ---------        ---------        ---------
Income before interest, income taxes
    and extraordinary charge                       403            1,130            2,166           15,486            1,875
Interest and other expenses                        133              145              819            2,886            1,960(1)
                                             ---------        ---------        ---------        ---------        ---------

                                                                    For the years ended December 31,
                                                                    --------------------------------
                                                1995             1996             1997             1998             1999
                                                ----             ----             ----             ----             ----
                                                           (in thousands, except per share and personnel data)
Income (loss) before income taxes
    and extraordinary charge                      270              985            1,347           12,600              (85)
(Provision for) benefit from income
    taxes                                         (97)            (391)            (540)          (5,065)              34
                                             ---------        =========        =========        =========        ---------
Income (loss) before extraordinary
    charge                                         173              594              807            7,535              (51)
Extraordinary charge, net of income
    tax                                             --               --               --              180               --
                                             ---------        ---------        ---------        ---------        ---------
Net income (loss)                            $     173        $     594        $     807        $   7,355        $     (51)
                                             =========        =========        =========        =========        =========
Net income (loss) per common share:
    Basic                                    $    0.04        $    0.12        $    0.16        $    1.49        $   (0.01)
    Diluted                                  $    0.04        $    0.12        $    0.16        $    1.47        $   (0.01)
Average common shares outstanding:
    Basic                                        4,941            4,941            4,941            4,941            5,989
    Diluted                                      4,941            4,941            4,941            4,996            5,989
OTHER FINANCIAL DATA:
Cash flows provided by (used in):
    Operations                               $    (136)       $     (27)       $  (1,076)       $   3,434        $  (3,405)
    Investing                                      320           (1,623)         (10,723)           9,155          (59,491)(1)
    Financing                                      (91)           1,620           12,156           (8,408)          58,590(1)
Return on average assets                          8.27%           22.09%            9.30%           24.72%           (0.08%)(4)
Return on average equity                         60.09%           89.27%           66.54%          196.18%           (0.22%)(4)
SELECTED OPERATING DATA:
Collections on receivable portfolios
    (including securitized
    portfolios)                              $   2,722        $   3,173        $   5,127        $  15,940         $ 35,194
Purchases of receivable portfolios,
    at face value                               58,091          142,438          653,912          722,597          834,590
Purchases of receivable portfolios,
    at cost                                      1,090            4,216           18,249           24,762           51,969(1)
Total recovery personnel, at end of
    period                                          35               44               53              379              437
Total employees, at end of period                   51               56               72              446              585


                                                                                     December 31,
                                                       1995            1996           1997            1998               1999
                                                       ----            ----           ----            ----               ----
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
    DATA (IN THOUSANDS):
Cash                                                $    150        $    120        $    477        $  4,658           $    352
Restricted cash                                           --              --              --              --              2,939
Investment in receivable portfolios                      660           2,840          15,411           2,052(1)          57,473
Retained interest in securitized receivables              --              --              --          23,986(2)          30,555

Total assets                                           1,734           4,034          16,964          34,828            101,540
Notes payable and other borrowings                     1,136           2,756          14,774           7,005(1)          47,418
Capital lease obligations                                 --              --              --             506              1,262
Total liabilities                                      1,581           3,287          15,410          20,906             68,512
Total stockholders' equity                               153             747           1,554          13,922             33,028


1. During 1999, we purchased receivable portfolios at a cost of $52.0 million with 68% of these purchases occurring in the last six months of 1999. In addition, we sold receivables with a carrying value of $33.8 million in our December 30, 1998 securitization. As a result, income from receivable portfolios decreased 19% from 1998. In order to finance the significant increase in acquisitions of receivable portfolios during 1999, our borrowings increased correspondingly during the year but with lower interest rates than borrowings in 1998. We had average monthly borrowings of $27.1 million during 1999 compared to $23.7 million during 1998 but incurred 27% less interest expense in 1999 compared to 1998 due to lower interest rates in 1999. In addition, we received net proceeds from our initial public offering of approximately $19.7 million in July, 1999.

2. In December 1998, we completed our first securitization of receivable portfolios, which had a carrying value of $33.8 million. The transaction was structured and accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which resulted in a pretax gain of $9.3 million. In connection with the securitization transaction, we recorded a retained interest in the securitized receivables and a servicing liability. The retained interest is carried on our books at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," and changes in the fair value, as well as the initial write up to fair value, are recorded in a separate component of stockholders' equity. We recognized income from retained interest in securitized receivables in the amount of $7.8 million in 1999. We recognized servicing fees for the 1998 securitization of $5.2 million in 1999 and amortization of the servicing liability in the amount of $2.2 million. We structured our January 2000 securitization as a financing transaction for accounting purposes and as a result, we did not record a gain at the time of the transaction and the securitized receivables and related debt will remain on our statement of financial condition. We intend to structure any future securitizations in the same manner as the January 2000 securitization.

3. We opened our Phoenix facility in February 1998 and increased our average number of total employees from 275 during 1998 to an average of 584 during 1999. As a result of this increase in employees and the costs associated with establishing and expanding the Phoenix facility, our expenses increased significantly during 1999.

4. Return on average assets and return on average equity for 1999 include the effect of our increased operating expenses associated with the increased number of our employees, particularly in our Phoenix facility. In addition, the return on average equity includes the effect of the net proceeds of approximately $19.7 million from our initial public offering in 1999.

      ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The information in this section should be read in conjunction with our Consolidated Financial Statements beginning on page 38 and the Risk Factors beginning on page 28.

An Overview Of Our Business

         We have historically engaged in the acquisition and servicing of charged-off loan portfolios, originated by credit card issuers. In recent periods, we primarily acquired VISA(R), MasterCard(R) and private label credit card portfolios issued by major banks and merchants. Major credit card issuers often sell a significant portion of their charged-off, delinquent, non-performing accounts in order to realize immediate cash proceeds. From January 1, 1995 through December 31, 1999, we purchased in excess of $2.4 billion in receivables, as measured by the balance charged-off by the originating institutions, paying approximately $100.3 million for these receivables. During this same period, we collected in excess of $62.2 million from all owned and managed receivables and received proceeds of approximately $47.2 million from the sale of certain of these receivables, including $33.0 million of proceeds received in connection with our 1998 securitization. As a result of limitations under our January 2000 securitization transaction and our warehouse facility, as amended, we cannot make significant additional purchases of receivables until we have acquired additional funding and maintain a specified level of liquidity. As of March 31, 2000, we are limited to approximately $400,000 of additional receivables purchases until we obtain the required additional financing. Consequently, we are now focused on servicing our owned and securitized portfolios and seeking additional financing that would allow us to continue our receivables purchases. See "Receivable Purchases and Liquidity" below.

Results Of Operations

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

         Revenues. Total revenues for the year ended December 31, 1999 were $28.2 million compared to total revenues of $26.9 million for the year ended December 31, 1998, an increase of $1.3 million or 4.8%. The increase in revenues was the net result of a decrease in income from receivable portfolios of $3.1 million; an increase of income from retained interest in securitized receivables of $7.8 million; a decrease in gain on sale of receivable portfolios of $10.7 million; and an increase in servicing fees and related income of $7.3 million.

         During the year ended December 31, 1999, MCM acquired receivable portfolios at a cost of $52.0 million with an aggregate face value amount of $834.6 million. Although MCM's average outstanding balance of investment in receivable portfolios increased from $23.2 million during 1998 to $26.1 million during 1999, income from receivable portfolios decreased $3.1 million or 19.4%, from $16.0 million for the year ended December 31, 1998 to $12.9 million for the year ended December 31, 1999. The decrease reflects (i) the acquisition of 68% of the receivable portfolios we owned on December 31, 1999 during the last six months of 1999 and (ii) that on December 30, 1998, we closed a $33.8 million securitization of substantially all of our receivable portfolios owned at that date. The securitization was accounted for as a sale in accordance with SFAS 125 and, thus, the receivables were sold and no longer accrue income to the benefit of MCM other than servicing fees and related income and income from the retained interest. (See "Liquidity and Capital Resources" below for a further discussion of our securitizations.)

         In connection with the December 30, 1998 securitization and the related servicing agreement, we recorded a retained interest in the securitized receivables and a servicing liability. As a result, for the year ended December 31, 1999, we recognized income from retained interest in securitized receivables in the amount of $7.8 million, servicing fees in the amount of $5.2 million and amortization of servicing liability in the amount of $2.2 million. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the consolidated statements of operations. See Note 1 of our consolidated financial statements for further discussion of our accounting for the 1998 securitization transaction.

         We had sales of receivable portfolios during the year ended December 31, 1999 totaling $0.3 million and recognized an immaterial aggregate gain on the transactions. In 1998, we recognized a one-time gain of $9.3 million as a result of our December 30, 1998 securitization which was accounted for as a sale as discussed above. We structured our January 2000 securitization transaction as a financing for accounting purposes, and we intend to structure our future securitization transactions as financings for accounting purposes, rather than sales. As a result, we will not record a gain at the time of securitization and the securitized receivables and related debt will remain on our statement of financial condition.

         Total Operating Expenses (not including Interest and Other Expenses). Total operating expenses were $26.3 million for the year ended December 31, 1999 compared to $11.4 million for the year ended December 31, 1998, an increase of $14.9 million or 131%. Total operating expenses as a percentage of revenues were 93.3% for the year ended December 31, 1999 compared to 42.4% for the year ended December 31, 1998. The increase in total operating expenses and total operating expenses as a percentage of revenues reflect the significant growth of MCM during the past twelve months.

         As a result of an increase in total employees from an average of 275 employees during the year ended December 31, 1998 to an average of 584 during the year ended December 31, 1999, salaries and employee benefits increased by $11.3 million in the year ended December 31, 1999 to $18.8 million from $7.5 million in 1998, an increase of 151.9%, relating primarily to the continued growth of our Phoenix facility which opened in February, 1998. Employment in our Phoenix facility grew from an average number of employees during 1998 of 192 to an average of 498 during 1999. The growth in our employee base in Phoenix reflects our investment in the following areas:

- the hiring of account managers who conduct collection activities for the Phoenix recovery facility;

- the hiring of senior management and middle management to supervise the growth in recovery personnel and receivable portfolios, and the hiring of skip tracers who locate customers to support recovery efforts;

- investment in data processing and computer systems and related professionals to enhance and manage our proprietary account management system; and

- investment in full time training and compliance personnel to provide ongoing education, quality control and support for the recovery personnel.

         Other operating expenses, such as telephone, postage, third-party skip tracing services, and credit bureau reports increased by $1.3 million or 58.1% from $2.2 million in 1998 to $3.5 million in 1999 reflecting the increase in the number of employees, the growth in the receivable portfolios managed by MCM and the resulting increase in expenses relating to the collections of such receivable portfolios.

         General and administrative expenses increased by $1.7 million or 134% to $3.0 million in 1999 from $1.3 million in 1998 primarily as a result of increased professional fees, rent expense and other occupancy costs associated with our Phoenix operations. General and administrative expenses for 1999 also include fees and expenses relating to certain litigation as to which a settlement was reached in March 2000, but as of March 31, 2000 final documentation had not been completed or executed.

         Interest and Other Expenses. Total interest and other expenses for the year ended December 31, 1999 were $2.0 million compared to $2.9 million for the year ended December 31, 1998, a decrease of $0.9 million or 32.1%. Interest expense for the year ended December 31, 1999 was $2.2 million compared to $3.0 million for the year ended December 31, 1998, a decrease of $0.8 million or 27.4%. The decrease is attributable to the use of the proceeds from both the securitization transaction and the IPO to pay down debt and lower interest rates on the Company's warehouse facility which originated on March 31, 1999 (see "Liquidity and Capital Resources" below for further discussion of the warehouse facility.)

         (Provision for) Benefit From Income Taxes. For the year ended December 31, 1999, we recorded an income tax benefit of less than $0.1 million, reflecting an effective tax rate of 40.0%. For the year ended December 31, 1998, we recorded income tax expense of $5.1 million, reflecting an effective tax rate of 40.2%. Net deferred tax liabilities were $7.8 million and $8.2 million at December 31, 1999 and 1998, respectively. The deferred tax balance at December 31, 1999 includes $3.7 million relating to the gain on the 1998 securitization transaction and $2.9 million relating to the unrealized gain on the retained interest in securitized receivables. See Note 6 to the consolidated financial statements for further discussion of income taxes.

         Extraordinary Charge. In connection with the early extinguishment of debt under one of our previous line of credit agreements, in 1998 MCM recognized an extraordinary charge for prepayment fees and penalties, net of income tax benefit, of $0.2 million. There was no similar charge in 1999.

         Net Income (Loss). Net loss for the year ended December 31, 1999 was $0.1 million compared to net income of $7.4 million for the year ended December 31, 1998. Approximately $5.6 million of the $7.5 million decrease in net income is attributable to the gain recognized on the 1998 securitization. We did not close any securitization transactions in 1999. The remaining decrease is due primarily to the increased costs associated with our growth in Phoenix.

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

         Revenues. Total revenues for the year ended December 31, 1998 were $26.9 million compared to total revenues of $5.2 million for the year ended December 31, 1997, an increase of $21.7 million or 415%. The increase in revenues was principally the result of an increase in income from receivable portfolios of $12.8 million resulting from MCM's significant acquisitions of receivable portfolios in late 1997 and 1998, and the gain of $9.3 million from the December 30, 1998 securitization transaction. During the year ended December 31, 1998, MCM acquired receivable portfolios at a cost of $24.8 million with an aggregate face value amount of $722.6 million, and during the year ended December 31, 1997, MCM acquired receivable portfolios at a cost of $18.2 million with an aggregate face value of $653.9 million. Additionally, in connection with the December 30, 1998 securitization transaction, MCM recognized $0.1 million of servicing income for the year ended December 31, 1998, representing the servicing fees for the last two days of the year.

         Total Operating Expenses (not including Interest and Other Expenses). Total operating expenses increased to $11.4 million for the year ended December 31, 1998 from $3.0 million for the year ended December 31, 1997, representing an increase of $8.4 million or 274%. Total operating expenses as a percentage of revenues were 42.4% for 1998 compared to 58.5% for 1997. While total operating expenses increased by 274% during 1998 as a result of establishing and staffing the Phoenix facility, total revenues increased by 415%. As a result, total operating expenses as a percentage of total revenues decreased for 1998. The increase in revenues reflects a $9.3 million gain relating to MCM's first securitization transaction. Because we intend to structure and account for our securitizations in the future as financings for accounting purposes rather than sales, we do not anticipate that we will recognize gains at the time of a securitization in the future.

         Salaries and employee benefits increased by $5.4 million or 262% from $2.1 million in the year ended December 31, 1997 to $7.5 million in the year ended December 31, 1998 as a result of an increase in total employees from 72 employees at December 31, 1997 to 446 employees at December 31, 1998, related primarily to the staffing of our Phoenix facility, which opened in February 1998. The increase in salaries and benefits can be attributed to our investment in these certain areas as discussed above in the comparison of the years ended December 31, 1999 and 1998.

         Other operating expenses, such as telephone, postage, third-party skip tracing services and credit bureau reporting, increased by $1.9 million or 551% from $0.3 million in 1997 to $2.2 million in 1998, consistent with the increase in receivable portfolios and recovery personnel.

         General and administrative expenses increased by $0.8 million or 163% from $0.5 million in 1997 to $1.3 million in 1998 primarily as a result of an increase in rent expense and other occupancy costs associated with the Phoenix operation.

         Interest and Other Expenses. Total interest and other expenses increased by $2.1 million or 252% to $2.9 million in 1998, as compared to $0.8 million in 1997. Interest expense increased from $0.7 million in 1997 to $3.0 million in 1998 as a result of increased borrowings to finance the significant growth in acquisitions of receivable portfolios during 1998 and the last four months of 1997. During 1998, prior to the December 30 securitization transaction, we increased our investment in receivable portfolios by $25.3 million or 164%. In addition, we acquired $13.0 million of receivable portfolios during the last four months of 1997, representing 72% of total 1997 acquisitions. To finance these acquisitions of receivable portfolios, MCM's borrowings increased during 1998. MCM had average monthly borrowings of $23.7 million during 1998, as compared to $6.9 million during 1997, resulting in a 313% increase in interest expense. A significant portion of the debt from acquisitions of receivable portfolios was retired with the proceeds from the securitization transaction.

         Provision For Income Taxes. Income taxes for the year ended December 31, 1998 were $5.1 million, reflecting an effective tax rate of 40.2%, and for the year ended December 31, 1997 were $0.5 million, reflecting an effective tax rate of 40.1%. Deferred tax liabilities were $8.2 million at December 31, 1998, which includes $3.7 million relating to the gain on the securitization transaction and $3.3 million relating to the unrealized gain on the retained interest in securitized receivables. See Note 6 to the consolidated financial statements for further discussion of income taxes.

         Extraordinary Charge. In connection with the early extinguishment of debt under one of our previous line of credit agreements, in 1998 MCM recognized an extraordinary charge for prepayment fees and penalties, net of income tax benefit, of $0.2 million.

         Net Income. Net income for the year ended December 31, 1998 was $7.4 million compared to $0.8 million for the year ended December 31, 1997, an increase of 812%.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, MCM has engaged in the business of acquiring and servicing charged-off loan portfolios, originated by credit card issuers. However, as a result of limitations under our most recent securitization transaction and our warehouse facility, as amended, we cannot make significant additional purchases of receivables until we have acquired additional funding and maintain a specified level of liquidity. As of March 31, 2000, we are limited to approximately $400,000 of additional receivables purchases until we obtain the required additional financing. As a result, we are currently focused on servicing our existing owned and securitized portfolios and are seeking additional financing and liquidity.

         Use of Funds. MCM requires significant amounts of cash to operate. We need funds primarily for the following purposes:

-        to acquire receivables portfolios;

-        to repay debt and pay interest expense;

- to pay salaries, rent and other operating expenses such as telephone, postage and credit bureau reporting charges; and

-        for capital expenditures for fixed assets and capital leases.

         In 1999, we acquired a majority of our receivables under forward flow agreements. These are agreements that require the credit card issuer to sell to us on a regular basis a portion of its charged-off receivables that meet established criteria. While forward flow agreements provide predictability in receivables purchases, they also require regular expenditures of cash. All of these agreements have been terminated. See "Receivable Purchases and Liquidity" below for a discussion of the termination of our forward flow agreements and the consequences of such terminations. Borrowings to allow for receivables purchases increase our interest expense. In addition, our rapid growth in 1998 and our expansion into the Phoenix facility have greatly increased our operating and rental expenses. These expenses have impacted our liquidity.

         At December 31, 1999, MCM had cash of $3.3 million, compared to $4.7 million at December 31, 1998. The cash on hand at December 31, 1999 included $2.9 million which is restricted by the warehouse facility (discussed further below). The decrease in cash can be attributed to an increase in expenses due to the growth in our Phoenix facility and the increase in purchases of receivable portfolios in 1999.

         During the year ended December 31, 1999, MCM purchased receivables with a face value of $834.6 million for $52.0 million representing an average cost of $0.062 per dollar of face value, while in the year ended December 31, 1998, MCM purchased receivables with a face value of $722.6 million for $24.8 million representing an average cost of $0.034 per dollar of face value. The increase in the cost of receivables purchased as a percentage of face value in 1999 versus 1998 reflects MCM's efforts to increase the amount of receivables purchased directly from credit card issuers before any third party collection agencies have been engaged by the issuer to service the receivables. Capital expenditures for fixed assets and capital leases were $5.1 million during the year ended December 31, 1999, reflecting continued capital expenditures to support the Phoenix operation and the purchase and implementation during the fourth quarter of 1999 of a new call management system and computer network. Capital expenditures were funded primarily from bank borrowings, leasing arrangements and servicing fees from recoveries on receivable portfolios. The Company estimates capital expenditures of approximately $3.0 million in the year 2000.

         Sources of Funds.  Historically, MCM's cash flow has been provided by:

-        recoveries on receivable portfolios;

- servicing fees from securitized portfolios and receivables in our warehouse facility;

-        the sale and securitization of receivable portfolios;

-        line of credit agreements and other borrowings; and

-        in 1999, the Company's initial public offering.

         Recoveries on Receivables Portfolios. MCM had total recoveries on managed receivable portfolios of $35.2 million for the year ended December 31, 1999, a 121% increase over the $15.9 million collected during 1998. Total proceeds from sales of receivable portfolios during 1999 and 1998 amounted to $0.3 million and $37.2 million, respectively. Of the 1998 proceeds,

$33.0 million was derived from the securitization transaction completed by MCM on December 30, 1998.

         After analyzing the characteristics and performance of certain portfolios, MCM believes receivables purchased from various issuers may have included a significant number of individual accounts that failed to comply with certain terms of the purchase agreements. To the extent it has received non-conforming accounts, MCM believes such non-conforming accounts will yield a lower return than conforming accounts. MCM has initiated discussion with these issuers in an effort to resolve the non-conformities, including discussion of a possible payment of damages or a return of and refund for the non-conforming accounts. If we are unable to resolve these issues or recover sufficient amounts through our normal collection efforts, we may be required to take an impairment charge as to these affected portfolios. In the event we cannot reach agreement on these issues, MCM will consider its legal rights and remedies, including initiating litigation or other proceedings against the issuers. Any litigation or other proceedings that we may initiate will likely take significant time and resources to resolve. In addition, the possible lower collections on the non-conforming accounts may result in the inability of MCM to meet certain collection requirements in our January 2000 securitization transaction. See "Risk Factors -- We may not be able to continue to satisfy the restrictive covenants in our debt agreements" for a discussion on the effect of a failure by us to satisfy our covenants in the debt agreements.

         IPO. In July 1999, we sold 2,250,000 shares of common stock in the IPO at $10 per share resulting in gross proceeds of $22.5 million. After payment of all fees and expenses of the IPO, the net proceeds from the IPO approximated $19.7 million. We used the net proceeds of the offering to repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed under our revolving credit facility and $0.3 million borrowed under a term loan. We retained the remainder of the proceeds for working capital purposes.

         Bank Borrowings. Historically, MCM has used bank borrowings to fund receivable portfolio acquisitions, as well as for operating and capital expenditures as needed. We maintain a $15.0 million revolving line of credit that had an outstanding balance of $13.6 million and $9.1 million at December 31, 1999 and March 15, 2000, respectively. Borrowings under this line of credit are guaranteed by certain stockholders of MCM, including certain directors of MCM. Subsequent to year end, our lender agreed to extend this revolving line of credit until April 15, 2001. In connection with this extension, Triarc Companies, Inc., a shareholder of MCM, agreed to purchase a $15.0 million certificate of deposit from our lending bank.

         Securitizations. On December 30, 1998, MCM completed its first securitization transaction. Midland Receivables 98-1 Corporation, a bankruptcy remote special purpose entity formed by MCM, issued nonrecourse notes in the amount of $33.0 million bearing interest at 8.63% per annum. The notes are collateralized by the securitized charged-off receivables and a cash reserve account with a balance of approximately $0.7 million at December 31, 1999, and are insured through a financial guaranty insurance policy. The securitized receivables had an original aggregate face amount of approximately $1.3 billion without giving effect to recoveries or settled balances and a carrying value of $33.8 million at the time of transfer.

         For accounting purposes, the 1998 securitization transaction was recorded as a sale under the provisions of SFAS 125. MCM recognized a pretax gain of $9.3 million from the 1998 securitization transaction. We used the proceeds from the 1998 securitization to pay off the line of credit balance incurred in connection with the purchase of the receivables, to retire other debt and to pay transaction costs.

         In connection with the 1998 securitization transaction, MCM recorded a retained interest in the securitized receivables and a servicing liability. The retained interest represents our right to a portion of the collections from securitized receivables, to the extent the aggregate of such collections exceeds all amounts owed to note holders. We have projected that the total amount of recoveries from the 1998 securitized receivables will significantly exceed amounts owed to note holders. We recorded our retained interest at its relative fair value of $24.0 million. Fair value is determined based on the present value of the anticipated cash collections in excess of amounts owed to note holders. In connection with servicing obligations, for which MCM receives a servicing fee of 20% of gross monthly recoveries, MCM recorded a servicing liability in the amount of $3.6 million. In this regard, we do not expect the benefits of servicing the securitized receivables to fully compensate us for our costs to perform the servicing. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the consolidated statements of operations. See Note 1 of the consolidated financial statements for further discussion of MCM's accounting for the 1998 securitization transaction.

         In determining the gain on the 1998 securitization, and to value our retained interest in the 1998 securitization, we assumed a discount rate of 30% based on rates of return for similar financial instruments and what we believe to be an acceptable rate of return, adjusted for the related risk. Based on historical performance, we assumed that:

- recoveries will occur over a period of 48 to 60 months following closing; and

- total recoveries on the individual receivable portfolios will range from 2 to 3 times their original cost basis.

         We cannot assure you that actual recoveries will match our estimates. Until the note holders have been paid in full, the income accreted each month will increase the carrying amount of the retained interest. As the carrying amount of the retained interest increases, the interest income attributable to the retained interest will also increase.

         Consistent with the monitoring of the performance of our receivable portfolios, on a quarterly basis, MCM evaluates the reasonableness of our assumptions relating to the 1998 securitization in light of actual performance. If assumptions need to be adjusted, we prospectively adjust the internal rate of return, and thus the income accrual. Additionally, each quarter, we monitor impairment of the retained interest based on its fair value as compared to its carrying value. Provisions for losses are charged to earnings when it is determined that the retained interest's original allocated basis, adjusted for accrued interest and principal paydowns, is greater than the present value of expected future cash flows. During 1999, we collected $26.0 million on the receivables within the 1998 securitization recording $5.2 million of revenue from the servicing fee and we repaid $17.6 million of principal on the associated debt resulting in an outstanding balance at December 31, 1999 on the 1998 securitization obligation of $15.4 million. In addition, we recorded $7.8 million as revenue on the retained interest and we continue to accrue income on the retained interest based upon the original estimate of the internal rate of return.

         On January 18, 2000, we closed a second securitization transaction. Midland Receivables 99-1 Corporation, a bankruptcy remote special purpose entity formed by MCM, issued nonrecourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum. The notes are collateralized by the securitized charged-off receivables and an initial cash reserve account of approximately $1.5 million and are insured through a financial guarantee insurance policy. The securitized receivables had an original aggregate charged-off balance of approximately $658.9 million without giving effect to recoveries or settled balances and an aggregate adjusted original cost of approximately $39.5 million. The securitization was accounted for as a financing transaction. We will recognize income over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on our balance sheet. This will result in lower income relative to income reflective of gain on sale accounting in the reporting period in which the securitization occurs, as there was no gain recorded at the time of the securitization.

         Warehouse Facility. On March 31, 1999, MCM, through a bankruptcy remote subsidiary, entered into a non-recourse securitized receivables acquisition facility or "warehouse facility" allowing for a current maximum funding of $35.0 million. The warehouse facility, which is insured by a financial guaranty policy, has a two-year revolving funding period expiring April 15, 2001, or earlier if an event occurs under the warehouse facility that enables the investors to discontinue the revolving portion of the facility. The funding period may be extended with the consent of the note insurer, or a majority of noteholders if the insurer is in default. All amounts outstanding under the warehouse facility are payable at the expiration of the two-year funding period, unless the note insurer, or a majority of noteholders if the insurer is in default, consent to convert the facility to a term loan, which would amortize over a period of not more than five years. The notes under the warehouse facility carry a floating interest rate of 80 basis points over LIBOR and are rated "AA" by Standard and Poor's Corporation. At closing, the special purpose warehouse subsidiary transferred $200,000 into a liquidity account and is required to contribute to the reserve account to maintain a balance equal to the greater of 3% of the amount borrowed or $350,000. As of December 31, 1999, $33.8 million was outstanding under the warehouse facility (resulting in availability under this facility of $1.2 million) and $0.7 million was on deposit in the reserve account. The Company refinanced the majority of the debt outstanding under the warehouse facility through its securitization transaction in January 2000 and simultaneously financed the purchase of additional receivable portfolios with the warehouse facility. At March 31, 2000, the balance outstanding under the warehouse facility was $14.3 million.

         Generally, the warehouse facility provides funding for 90 to 95 percent of the acquisition cost of portfolio receivables, depending on the type of receivables acquired, and MCM is required to fund the remaining 5 to 10 percent of the purchase cost. However, as a condition to closing our January 2000 securitization, we were required to amend the warehouse facility. As a result, among other things, only 81% to 85.5% of the acquisition cost of receivables purchased under a forward flow agreement is eligible to be funded. However, if any portfolio purchased under a forward flow agreement and funded under the warehouse facility achieves a 20% recovery within six months of purchase, the funding will increase retroactively with respect to all pools purchased under such forward flow agreement to the original 90% to 95%.

         The warehouse facility contains a condition to borrowing that we maintain diversity among our receivables suppliers and the age and type of credit card receivables. As of March 31, 2000, we are out of compliance with the receivables suppliers diversity requirement and with a requirement that not greater than 20% (25% in California) of our receivable portfolios financed within the warehouse be from a single state. The non-compliance is not a default under the warehouse facility. However, as a result of our non-compliance, we cannot borrow further funds under the warehouse unless the new accounts funded bring us back into compliance with these two items. If we can maintain adequate liquidity, we believe that we will able to able to acquire sufficient quantities of receivables from various suppliers to satisfy the diversity requirement and fund future purchases of receivables through the warehouse facility. Without such liquidity, our ability to purchase receivables will be limited and our ability to satisfy the diversity requirement for borrowings under the warehouse facility could be impaired. See "Receivable Purchases and Liquidity" below.

         Senior Note Financing. On January 13, 2000, we closed a financing transaction in which we issued $10 million of our senior unsecured notes (the "Debt") to a major financial institution (the "Investor"). The Debt includes the following terms:

- Interest is payable semi-annually at the rate of 12% per annum, in cash or, on any payment date on or prior to January 15, 2002, additional notes ("Interest Notes"), at our option.

-        The Debt matures on January 15, 2007. Interest Notes mature on July 1,
         2005.

- The Debt may be redeemed without premium or penalty at any time. If there is a change in control (as defined) of MCM, we must offer to repurchase the Debt without premium or penalty.

- The Debt is an unsecured obligation of MCM and is guaranteed by Midland Credit, a wholly-owned subsidiary of MCM. Any other material subsidiary of MCM, other than its securitization subsidiaries, must also guarantee the Debt.

- In connection with issuance of the Debt, we issued 428,571 warrants to the Investor to acquire up to 428,571 shares of our common stock (subject to adjustment) at a price of $0.01 per share. These warrants are not exercisable until April 12, 2000. From April 12, 2000 to October 9, 2000, the Investor can exercise the warrants for up to 50% of the common stock covered by the warrants. Beginning on October 10, 2000 through January 12, 2005, the Investor can exercise the warrants for 100% of the covered common stock. The holder was also granted certain registration rights in connection with the common stock issuable upon exercise of the warrants.

- Up to $10 million principal amount of the Debt is guaranteed by Triarc Companies, Inc. ("Triarc"), subject to reduction under certain circumstances. However, no demand or claim may be made on the guaranty prior to July 12, 2001. Triarc indirectly owns approximately 8.4% of the outstanding common stock of MCM. In addition, Nelson Peltz, Peter W. May and Eric D. Kogan, each of whom are directors of MCM and are officers and/or directors of Triarc, directly or indirectly own approximately 13.5% of the outstanding common stock of MCM. In consideration for the guaranty, MCM paid Triarc a fee of $200,000 and issued 100,108 warrants to Triarc for the purchase of up to 100,000 shares of common stock of MCM (subject to adjustment) at $0.01 per share at any time on or before January 12, 2005. Triarc has the right to purchase the Debt from the Investor under certain circumstances. If Triarc (or any third party designated by Triarc) purchases the Debt on or prior to April 11, 2000, Triarc (or the designated third party) will receive 100% of the warrants issued to the Investor, and if Triarc (or the designated third party) purchases the Debt on or after April 12, 2000 but prior to October 9, 2000, Triarc (or the designated third party) will receive 50% of the warrants issued to the Investor.

         The board of directors of MCM approved the issuances of the Debt and related transactions, and the disinterested members of the board of directors of MCM approved the payment of the fee and the issuance of the warrants to Triarc.

         Under the terms of the Debt, we can issue up to an additional $40 million principal amount of notes ("Additional Notes") on substantially similar terms as the Debt. We must use the proceeds from any Additional Notes issued in excess of $25.0 million to permanently reduce certain existing indebtedness of Midland Credit. We do not currently have commitments for any Additional Notes, and there can be no assurance that we will be able to sell any Additional Notes.

         Receivable Purchases and Liquidity. During 1999, we were party to three separate forward flow agreements under which we purchased approximately 57% of our cost basis of our 1999 receivable purchases. One of these agreements terminated in November of 1999, and one terminated on December 31, 1999. Neither of these forward flow agreements was renewed. The remaining forward flow agreement was originally scheduled to terminate in February 2001 according to its terms. In January 2000, we obtained an amendment to this agreement that permitted termination by either party on 30 days notice, although we agreed to pay for our January and February 2000 purchases under the agreement in advance. On February 11, 2000, we terminated this forward flow agreement. Upon termination, the seller was released from its obligation to repurchase or replace previously acquired receivables that violated certain representations and warranties contained in the forward flow agreement. In addition, if any of the receivables breach representations in our warehouse or securitization transactions and we are required to repurchase those receivables, we cannot seek compensation or substitution from the seller and we would ultimately be liable for any repurchase or substitution obligation under the warehouse or securitization transactions.

         Under the January 2000 securitization transaction and the warehouse facility, as amended in connection with the January 2000 securitization, MCM is prohibited from purchasing more than $3 million in the aggregate of receivables until it has obtained $10 million in additional financing. Thereafter, during any period in which MCM has less than $10 million of committed and fully available financing, it may only purchase an additional $3 million in receivables. As of

March 31, 2000, we have not obtained any additional financing and have purchased approximately $2.6 million of receivables towards the $3 million limitation.

         Under the January 2000 securitization transaction, if MCM does not maintain certain specified amounts of unrestricted cash and/or availability under committed working capital facilities (varying over the period to February 28, 2001 from a high of $5 million to a low of $1 million and thereafter $5 million), an event of default will occur. MCM is currently in compliance with all terms and conditions of the securitization transaction. If an event of default occurs, MCM may be removed as servicer and the receivables in the January 2000 securitization transaction can be liquidated to pay off the related notes issued in the securitization. If the receivables are collected in the ordinary course, MCM expects collections on the securitized receivables to exceed the amount due to the noteholders. However, if the receivables are liquidated to pay off the noteholders as a result of an event of default, these expected excess collections could not be recovered by MCM. The note insurer for the securitization (or noteholders under certain circumstances) can waive the event of default or elect not to remove MCM as the servicer or to liquidate the receivables. In addition, under the January 2000 securitization transaction and the warehouse facility, as amended, the note insurer or other controlling party must reappoint MCM as the servicer prior to the end of each quarter. We have been reappointed as servicer for the second quarter of 2000.

         Should such an event of default occur, MCM believes that it would have sufficient liquidity to fund its operations and working capital needs through at least December 2000, provided (i) the event of default is waived or the election is made not to remove MCM as the servicer or liquidate the receivables, (ii) the controlling party continues to reappoint MCM as the servicer on a quarterly basis, and (iii) MCM makes no additional purchases of receivables. If, however, the controlling party does not reappoint MCM as servicer or an event of default occurs, including MCM's inability to maintain the required liquidity or any event of default under any securitization transaction insured by the note insurer, and the controlling party removes MCM as servicer or liquidates the receivables, MCM may be required to, among other things, (i) cease making purchase of receivables, (ii) reduce any future capital expenditures for computer, telephone and system upgrades, (iii) sell certain of its receivables portfolios for cash, (iv) reduce the number of employees and overall scope of operations, (v) pursue strategic alternatives such as a sale, merger or recapitalization of MCM or Midland Credit, or (vi) seek protection under reorganization, insolvency or similar laws. In addition, if an event of default under the January 2000 securitization transaction occurs and is continuing, and the controlling party removes MCM as servicer, that would also cause an event of default under the Debt.

         Inflation. We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 1997, 1998 and 1999 since inflation rates generally remained at relatively low levels.

Accounting

         Static Pool Analysis. We account for our investment in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the American Institute of Certified Public Accountants' Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." When we acquire a portfolio, we record it at cost, and establish the portfolio as a separate static pool. We account for each static pool as a separate unit for the economic life of the pool to track income from each receivable portfolio, to apply recoveries to the principal of each receivable portfolio and to make provisions for loss or impairment of each receivable portfolio.

         In accounting for our investment in receivable portfolios, we have developed a proprietary software model to facilitate cash flow modeling of each static pool and determine the internal rate of return for income recognition purposes. We project the timing and amounts of recoveries based on historical performance experience, as well as current market conditions and specific portfolio characteristics. Income from receivable portfolios is accrued based on the internal rate of return determined for each pool applied to each pool's original cost basis, adjusted for unpaid accrued income and principal paydowns. To the extent recoveries exceed the income accrual, the carrying value is reduced. If the accrual is greater than recoveries, then the carrying value of the receivable portfolios is increased by this amount. Accretion typically occurs in the early months of ownership of the portfolios during which time recoveries are lower while we begin the process of skip tracing efforts and initiating contact with the borrowers.

         At least quarterly, we evaluate the reasonableness of our assumptions relating primarily to the amount and timing of recoveries and the discount rate based on actual performance. In the event that assumptions need to be adjusted, we prospectively adjust the internal rate of return, and thus the income accrual for a pool. We also monitor impairment of our receivable portfolios on a quarterly basis based on the fair value of each portfolio compared to each portfolio's carrying amount. We base the fair value of the portfolio on discounted expected future cash flows, using a discount rate adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows.

RISK FACTORS

We make forward looking statements

         This report contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements. These statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

         You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

-        the availability of financing;

- our ability to maintain sufficient liquidity to operate our business including obtaining new capital to enable us to reinstitute receivable purchases;

- our continued servicing of the receivables in our securitization transactions;

- our ability to recover sufficient amounts on receivables to fund operations;

- our ability to hire and retain qualified personnel to recover our receivables efficiently;

-        changes in, or failure to comply with, government regulations; and

- the costs, uncertainties and other effects of legal and administrative proceedings.

         Forward looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward looking statements. When considering each forward looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

         In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

If we cannot obtain additional financing and maintain sufficient liquidity, we cannot make the additional purchases of receivables that we need to continue to operate our business as a purchaser of receivables.

         Our January 2000 securitization and our warehouse facility prohibit us from making more than minimal purchases of additional receivables unless we obtain additional financing and thereafter these facilities limit our purchases if we fail to maintain a specified level of liquidity. If we cannot make additional receivable purchases, we will not be able to operate our business in the ordinary course. Although we can continue to service our existing owned and securitized portfolios for a period of time, we may ultimately be forced to consider strategic alternatives, such as a sale or merger, or to seek protection under reorganization, insolvency or similar laws.

         Under the January 2000 securitization transaction and the warehouse facility, as amended in connection with the January 2000 securitization, MCM is prohibited from purchasing more than $3 million in the aggregate of receivables until it has obtained $10 million in additional financing. Thereafter, during any period in which MCM has less than $10 million of committed and fully available financing, it may only purchase an additional $3 million in receivables. As of March 31, 2000, we have not obtained any additional financing and have purchased approximately $2.6 million of receivables towards the $3 million limitation.

Even if we can acquire the financing we need to begin to make additional purchases of receivables portfolios, we may not be able to meet our future liquidity requirements.

         We cannot assure you that we will be able to meet our future liquidity requirements. We depend on external sources of financing to fund our purchases of receivable portfolios and operations. Our need for additional financing and capital resources has increased dramatically with the growth of our business. Our failure to obtain financing and capital as needed would limit our ability to acquire additional receivables and to operate our business. Moreover, our $15 million revolving credit facility matures April 15, 2001. Although we recently negotiated a year's extension of the facility from the prior maturity date of April 15, 2000, there can be no assurance that we will be able to extend it in the future or that we can repay borrowings under the facility if we are not able to do so.

We may not be able to recover sufficient amounts on our receivables to fund our operations.

         We acquire and service receivables that the customers have failed to pay and the sellers have written off. The originating institutions generally make numerous attempts to recover on their nonperforming receivables, often using a combination of their in-house recovery departments and third-party collection agencies. These receivables are difficult to collect and we may not cover the costs associated with purchasing the receivables and running our business.

         In addition, our ability to recover on our receivables and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. After analyzing the characteristics and performance of certain portfolios, we believe receivables purchased from various issuers may have included a significant number of individual accounts that failed to comply with certain terms of the purchase agreements. To the extent we have received non-conforming accounts, we believe such non-conforming accounts will yield a lower return than conforming accounts. We have initiated discussions with these issuers in an effort to resolve the non-conformities, including discussion of a possible payment of damages or a return on and refund for the non-conforming accounts. If we are unable to resolve these issues or recover sufficient amounts through our normal collection efforts, we may be required to take an impairment charge as to these affected portfolios. In the event we cannot reach agreement on these issues, MCM will consider its legal rights and remedies, including initiating litigation or other proceedings against the issuers. Any litigation or other proceedings that we may initiate will likely take significant time and resources to resolve. In addition, the possible lower collections on the non-conforming accounts may result in the inability of MCM to meet certain collection requirements in our January 2000 securitization transaction. See "Risk Factors -- We may not be able to continue to satisfy the restrictive covenants in our debt agreements" for a discussion of the effect of a failure by us to satisfy our covenants in the debt agreements.

We may not be able to continue to satisfy the restrictive covenants in our debt agreements.

         Our debt agreements, including our January 2000 securitization and our warehouse facility, impose a number of restrictive covenants, including financial covenants and liquidity requirements. Failure to satisfy any one of these covenants could result in all or any of the following results:

-        the inability to continue to borrow under the facility;

-        acceleration of indebtedness outstanding under the facility;

- cross defaults to and acceleration of indebtedness under other financing agreements;

- our removal as servicer under the facility and possibly other cross-defaulted facilities and loss of servicing fees and other consequences;

- liquidation of the receivables in our securitization transactions and loss of our retained interest or expected future excess recoveries on receivables in the securitized pools;

- our inability to continue to make purchases of receivables needed to operate our business; and/or

-        our inability to secure alternative financing on favorable terms.

         Any of these consequences could have a material adverse impact on our operations and profitability and on our stock price. See "Liquidity and Capital Resources - Receivable Purchases and Liquidity" above.

         Our warehouse facility also contains a condition to borrowing that we maintain diversity among our receivables suppliers and limits the receivables financed that originate from a single state. As of March 31, 2000, we failed to meet these requirements. Although such failure is not a default, we will need to satisfy these requirements before we can borrow additional amounts under the warehouse facility.

         Recent industry conditions, including the bankruptcy of credit card or other receivables purchasers, have caused a tightening of credit to companies serving these markets. Increased competition also affects the availability and cost of financing to us.

We could lose our servicing rights, which could cause us to reduce our operations and could limit our ability to obtain additional financing.

         We service the receivables in our securitization transactions and our warehouse facility. However, under our January 2000 securitization and warehouse facility, as recently amended, we must be reappointed as servicer each quarter. Until we can resume purchases of receivable portfolios, servicing of our existing portfolios is our primary focus. If we lose our rights to service the receivables in our securitization transactions or warehouse facility, our cash flow would be seriously impaired, and we would be forced to significantly curtail our remaining operations. Our ability to securitize receivables and to obtain additional financing would also be seriously impaired. We could lose the right to service receivables included in our securitizations or warehouse facility for a variety of reasons including:

-        not being reappointed on a quarterly basis;

-        defaults in our servicing obligations;

- breaches of representations and warranties related to a securitization or the warehouse facility, including covenants relating to liquidity; and

-        bankruptcy or other insolvency.

Future losses could impair our ability to raise capital or borrow money, as well as affect our stock price.

         We recorded a net loss of approximately $0.1 million for the year ended December 31, 1999, and may incur additional losses in the future. When we have losses, it becomes more difficult to raise additional capital or borrow money as needed, and can adversely affect our stock price. Our recent operating results also reflect that our costs have increased with the expansion of our business and the substantial number of new personnel that we have hired. We cannot assure you that our operating results will improve in future periods.

We may not be able to identify and acquire enough receivables to operate profitably and efficiently.

         To operate profitably over the long term, we must continually service a sufficient number of receivables to generate income that exceeds our costs. Because fixed costs such as certain personnel salaries and lease or other facilities costs constitute a significant portion of our overhead, if we do not continually replace the receivable portfolios we service with additional receivable portfolios, we may have to reduce the number of employees in our recovery operations. We would then have to rehire employees as we obtain additional receivable portfolios. These practices could lead to:

- low employee morale, fewer experienced employees and higher training costs;

- disruptions in our operations and loss of efficiency in recovery functions; and

-        excess costs associated with unused space in recovery facilities.

We may not be able to purchase receivables at sufficiently favorable prices for us to be successful.

         Unless we change our core business and become primarily a third-party servicer, our long-term success depends upon the continued availability of receivables that meet our requirements. The availability of receivable portfolios at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trends in consumer debt and sales of receivable portfolios by originating institutions, as well as competitive factors affecting potential purchasers and sellers of receivables. In this regard, we compete with other purchasers of defaulted consumer receivables and with third-party collection agencies, and are affected by financial services companies that manage their own defaulted consumer receivables. Some of our competitors have greater capital, personnel and other resources than we do. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types, and the expected increase in competition from current market participants may reduce our access to receivables. In addition, aggressive pricing by competitors could raise the price of receivable portfolios above levels that we are willing to pay.

We may not be able to manage our growth or obtain the resources necessary to achieve additional growth.

         We have expanded rapidly in recent periods, placing great demands on our management, employee and financial resources. For example, during 1999, we purchased $52.0 million of receivable portfolios, an increase of 110% over 1998, and our average employee base increased from 275 during 1998 to an average of 584 during 1999. We cannot assure you that we will be able to manage our expanded operations effectively or obtain adequate resources to cover our increased expenses. If we are able to do so, we intend to continue our growth, which will place additional demands on our resources. To continue to grow, we will need to enhance our operational and financial systems and increase our management, employee and financial resources.

We may not be able to hire and retain enough sufficiently trained employees to support our operations.

         Our industry is very labor intensive. We compete for qualified personnel with companies in our business and in the collection agency, teleservices and telemarketing industries. We will not be able to service our receivables effectively, continue our growth and operate profitability if we cannot hire and retain qualified recovery personnel.

         We experience high rates of personnel turnover. The high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced recovery personnel available to service our receivables. A large percentage of our employees joined us within the past year and these employees are still gaining experience with our recovery process, procedures and policies. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover.

We may not be successful at acquiring receivables in new markets.

         We may pursue the acquisition of receivables in other consumer loan markets, such as student loans, in which we have little current experience. We may not be successful in completing any acquisitions. Moreover, even if completed, our lack of experience in these markets may impair our ability to profitably service these loans or may result in us paying too much for these loans to generate a profit from our acquisitions.

We use estimates in our accounting and we would have to charge our earnings if actual results were less than estimated.

         In accounting for our receivable portfolios, in general we establish their value at the lower of their "fair value" or their cost. We determine fair value based on the present value of anticipated cash collections based on our historical performance experience. The actual amount recovered by us on portfolios may not correlate to our historical performance experience. Our historical experience includes receivable portfolios that are much smaller than we have purchased in recent periods, and therefore may not produce comparable results. If recoveries on a portfolio are less than or slower than estimated, we may determine that the fair value of the receivable portfolio is less than its value on our books. We would then recognize a charge to earnings in the amount of such difference.

         In our 1998 and 2000 securitizations and our warehouse facility, we retained the right to future collections that exceed all amounts owed and paid to the investors. For our 1998 securitization, which was structured as a sale for accounting purposes, we account for this right to future collections at fair value, which we determine based on the present value of anticipated cash collections. Actual recoveries on these receivables may be less than or slower than expected. If we determine that the fair value of our right to future collections is less than its value on our books, we would recognize a charge to earnings in the amount of the difference.

Our servicing fees may be insufficient to cover our associated servicing costs.

         Although we receive a servicing fee to compensate us for our obligations to service receivables that are securitized or that are within our warehouse facility, the servicing fees from these receivables may not be sufficient to reimburse us for all of our costs associated with servicing the receivables. In addition, because we do not expect the servicing fee on our 1998 securitization, which was structured as a sale for accounting purposes, to cover our costs of servicing, we have recorded a liability of $3.6 million in connection with the servicing agreement of which $1.4 million remained as a liability at December 31, 1999.

Our quarterly operating results may fluctuate and cause our stock price to decrease.

         Because of the nature of our business, our quarterly operating results may fluctuate in the future which may adversely affect the market price of our common stock. The reasons our results may fluctuate include:

-        the timing and amount of recoveries on our receivables;

- any charge to earnings resulting from a decline in the value of our receivable portfolios or in the value of our interest in securitized receivables, or any required increase in a related servicing liability; and

- increases in operating expenses associated with the growth of our operations.

Our recoveries may decrease in a weak economic cycle.

         Since we began acquiring nonperforming receivables, the U.S. economy has generally been strong and many economic factors have been favorable. We cannot assure you that our recovery experience would not worsen in a weak economic cycle. If our actual recovery experience with respect to a receivable portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

We could lose a member of our senior management team, which could negatively affect our operations.

         The loss of the services of one or more of our executive officers or key employees could disrupt our operations. We have employment agreements with certain of our senior executives. The agreements contain noncompetition provisions that survive termination of employment in some circumstances. However, these agreements do not assure the continued services of these officers and we cannot assure you that the noncompetition provisions will be enforceable.

Our operations could suffer from inadequate or costly technology or phone systems.
         Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our recovery activities. Any simultaneous failure of both of our information systems or software and their backup systems would interrupt our business operations.

         Our business depends heavily on service provided by various local and long distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could reduce our profitability or disrupt our operations.

We may not be able to successfully anticipate, invest in or adopt technological advances within our industry.

         Our business relies on computer and telecommunications technologies and our ability to integrate these technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

         While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to acquire and service receivables. We cannot assure you that adequate capital resources will be available to us.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

         From time to time, we consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets that we do not currently serve. We have no experience in completing acquisitions, and we may not be able to successfully acquire other businesses. If we do, we may not be able to successfully integrate these businesses with our own. Further, acquisitions may place additional constraints on our resources such as diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could reduce our profitability. It is our policy to publicly announce an acquisition only after an agreement with respect to such acquisition has been reached.

Government regulation may limit our ability to recover and enforce receivables.

         Federal and state laws may limit our ability to recover and enforce receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on receivables we purchase where the card issuer failed to comply with applicable law in generating or servicing the receivables we acquired. Laws relating to debt collections also directly apply to our business. Our failure to comply with any laws or regulations applicable to us could limit our ability to recover on receivables, which could reduce our earnings.

         While all of our receivables acquisition contracts contain provisions indemnifying us for losses due to the originating institution's failure to comply with applicable laws and other events, we cannot assure you that the indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

                        ITEM 7A - MARKET RISK DISCLOSURE

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

         If the annual effective interest rate for our retained interest averages 500 basis points more in 2000 than the expected effective rate as of December 31, 1999, representing an approximate 10% change, the income on our retained interest would be approximately $1.2 million higher. Comparatively, if the annual effective interest rate for our retained interest averages 500 basis points less in 2000 than the expected effective rate as of December 31, 1999, representing an approximate 10% change, the income on our retained interest would be approximately $1.2 million lower. If the annual effective interest rate for MCM's receivable portfolios averages 700 basis points more in 2000 than the expected effective rate as of December 31, 1999, representing an approximate 10% change, our income from receivable portfolios, as well as income before income taxes, would be approximately $4.1 million higher, based on the balance of the receivable portfolios as of December 31, 1999 in the amount of $57.5 million. Comparatively, if the annual effective interest rate for our receivable portfolios averages 700 basis points less in 2000 than the expected effective rate as of December 31, 1999, representing an approximate 10% change, our income from receivable portfolios, as well as income before income taxes, would be approximately $4.1 million lower, based on the balance of receivable portfolios as of December 31, 1999 in the amount of $57.5 million. This analysis does not consider the effect of changes in the timing and amounts of future collections of the receivable portfolios collateralizing the retained interest or the receivables held by us. In addition, it does not consider the effect of acquisitions of additional receivable portfolios.

         Changes in short-term interest rates also affect our earnings as a result of our borrowings under bank borrowing agreements. If market interest rates for line of credit agreements average 100 basis points more in 2000 than they did during 1999, representing an approximate 10% change, our interest expense would increase, and income before income taxes would decrease, by $0.5 million based on the amount of outstanding borrowings as of December 31, 1999, and by $0.3 million, based upon average outstanding borrowings during 1999 of $27.1 million. Comparatively, if market interest rates for line of credit agreements average 100 basis points less in 2000 than they did during 1999, representing an approximate 10% change, our interest expense would decrease, and income before income taxes would increase, by $0.5 million, based on the amount of outstanding borrowings as of December 31, 1999, and by $0.3 million, based upon average outstanding borrowings during 1999 of $27.1 million.

        ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             MCM CAPITAL GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Report of Independent Auditors........................................................................      39

Audited Financial Statements

Consolidated Statements of Financial Condition........................................................      40
Consolidated Statements of Operations.................................................................      41
Consolidated Statements of Stockholders' Equity.......................................................      42
Consolidated Statements of Cash Flows.................................................................      43
Notes to Consolidated Financial Statements............................................................      45

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
MCM Capital Group, Inc.

         We have audited the accompanying consolidated statements of financial condition of MCM Capital Group, Inc. and its subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCM Capital Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                              Ernst & Young LLP

Kansas City, Missouri
February 25, 2000, except for Note 16 as to which the date is March 31, 2000

                             MCM CAPITAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               DECEMBER 31
                                                                           1998           1999
                                                                           -------------------

                                                                            (In Thousands)
ASSETS
Cash                                                                    $  4,658      $    352
Restricted cash (Note 1)                                                      --         2,939
Investment in receivable portfolios (Notes 2 and 5)                        2,052        57,473
Retained interest in securitized receivables (Note 3)                     23,986        30,555
Property and equipment, net (Note 4)                                       3,852         7,943
Other assets                                                                 280         2,278
                                                                        --------      --------

Total assets                                                            $ 34,828      $101,540
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                                $  1,608      $ 10,631
Servicing liability (Note 3)                                               3,607         1,430
Notes payable and other borrowings (Note 5)                                7,005        47,418
Capital lease obligations (Note 7)                                           506         1,262
Deferred income tax liability (Note 6)                                     8,180         7,771
                                                                        --------      --------
Total liabilities                                                         20,906        68,512

Commitments and contingencies (Notes 7, 14 and 16)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized
     (Note 13)                                                                --            --
   Common stock, $.01 par value, 50,000,000 shares authorized,
     7,191,131 and 4,941,131 shares issued and outstanding in 1999
     and 1998, respectively (Note 13)                                         49            72
   Additional paid-in capital                                                 81        19,777
   Accumulated other comprehensive income (Note 3)                         4,883         4,321
   Retained earnings                                                       8,909         8,858
                                                                        --------      --------
Total stockholders' equity                                                13,922        33,028
                                                                        --------      --------
Total liabilities and stockholders' equity                              $ 34,828      $101,540
                                                                        ========      ========




          See accompanying notes to consolidated financial statements.

                             MCM CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31
                                                             1997            1998           1999
                                                             -----------------------------------

                                                           (In Thousands except earnings per share)
Revenues:
   Income from receivable portfolios                       $  3,200       $ 15,952       $ 12,860
   Income from retained interest                                 --             --          7,836
   Gain on sales of receivable
     portfolios (Note 3)                                      2,014         10,818             57
   Servicing fees and related income                             --            105          7,405
                                                           --------       --------       --------
                                                              5,214         26,875         28,158
Operating expenses:
   Salaries and employee benefits                             2,064          7,472         18,821
   Other operating expenses                                     338          2,200          3,479
   General and administrative expenses                          490          1,290          3,019
   Depreciation and amortization                                156            427            964
                                                           --------       --------       --------
Total operating expenses                                      3,048         11,389         26,283
                                                           --------       --------       --------
                                                              2,166         15,486          1,875
Other income and expense:
   Interest expense                                            (723)        (2,982)        (2,166)
   Other income (expense)                                       (96)            96            206
                                                           --------       --------       --------
Total other expense                                            (819)        (2,886)        (1,960)
                                                           --------       --------       --------

Income (loss) before income taxes and
   extraordinary charge                                       1,347         12,600            (85)
(Provision for) benefit from  income taxes
   (Note 6)                                                    (540)        (5,065)            34
                                                           --------       --------       --------
Income (loss) before extraordinary charge                       807          7,535            (51)
Extraordinary charge, net of income tax benefit
   of $115 (Note 8)                                              --           (180)            --
                                                           --------       --------       --------
Net income (loss)                                          $    807       $  7,355       $    (51)
                                                           ========       ========       ========

Basic earnings per share (Note 13):
   Income (loss) before extraordinary charge               $   0.16       $   1.52       $  (0.01)
   Extraordinary charge                                          --            .03             --
                                                           --------       --------       --------
Net income (loss)                                          $   0.16       $   1.49       $  (0.01)
                                                           ========       ========       ========

Diluted earnings per share (Note 13):
   Income (loss) before extraordinary charge               $   0.16       $   1.51       $  (0.01)
   Extraordinary charge                                          --            .04             --
                                                           --------       --------       --------
Net income (loss)                                          $   0.16       $   1.47       $  (0.01)
                                                           ========       ========       ========

Shares used for computation (in thousands) (Note 13):
     Basic                                                    4,941          4,941          5,989
                                                           ========       ========       ========
     Diluted                                                  4,941          4,996          5,989
                                                           ========       ========       ========



          See accompanying notes to consolidated financial statements.

                             MCM CAPITAL GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                                    ADDITIONAL      RETAINED         COMPRE-
                                            COMMON STOCK             PAID-IN        EARNINGS         HENSIVE
                                        SHARES           PAR         CAPITAL        (DEFICIT)        INCOME         TOTAL
                                        ------           ---         -------        ---------        ------         -----
                                                                       (In Thousands)
Balance at December 31, 1996                          $     --       $    200       $    547       $     --       $    747
   Net income                                               --             --            807             --            807
                                                      --------       --------       --------       --------       --------
Balance at December 31, 1997                                --            200          1,354             --          1,554
   Net income                                               --             --          7,355             --          7,355
   Other comprehensive income -
     unrealized gain (Note 3)                               --             --             --          4,883          4,883
   Comprehensive income                                                                                             12,238
   Issuance of put options on
     redeemable common stock
     (Note 12)                                              --           (200)        (3,649)            --         (3,849)
   Issuance of common stock
     warrants (Note 9)                                      --            130             --             --            130
   Repricing of put options on
     redeemable common stock
     (Note 12)                                              --             --          3,849             --          3,849
   Recapitalization of Company's
     common stock (Note 13)               4,941             49            (49)            --             --             --
                                        -------       --------       --------       --------       --------       --------
Balance at December 31, 1998              4,941             49             81          8,909          4,883         13,922
   Net loss                                                 --             --            (51)            --            (51)
   Other comprehensive loss -
     unrealized loss (Note 3)                               --             --             --           (562)          (562)
                                                                                                                  --------
   Comprehensive loss                                                                                                 (613)
   Issuance of common stock
   (Note 13)                              2,250             23         19,696             --             --         19,719
                                        -------       --------       --------       --------       --------       --------

Balance at December 31, 1999              7,191       $     72       $ 19,777       $  8,858       $  4,321       $ 33,028
                                        =======       ========       ========       ========       ========       ========



          See accompanying notes to consolidated financial statements.

                             MCM CAPITAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                            1997           1998             1999
                                                            ------------------------------------

                                                                       (In Thousands)
OPERATING ACTIVITIES
Net income (loss)                                        $    807       $  7,355       $    (51)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                            156            427            964
     Amortization of loan costs                                --             --            128
     Amortization of debt discount                             68            268             --
     Gain on sales of receivable portfolios                (2,014)       (10,818)           (57)
     Loss on sales of property and equipment                   --             17             --
     Extraordinary loss on early extinguishment
       of debt                                                 --            180             --
     Deferred income tax expense (benefit)                      9          5,107            (34)
     Income accreted on retained interest                      --             --         (7,836)
     Amortization of servicing liability                       --             --         (2,177)
     Increase in service fee receivable                        --             --           (273)
     Increase in restricted cash                               --             --         (2,939)
     Increase in other assets                                  --           (280)          (153)
     Increase (decrease) in accounts payable
       and accrued liabilities                               (102)         1,178          9,023
                                                         --------       --------       --------
Net cash provided by (used in) operating activities        (1,076)         3,434         (3,405)

INVESTING ACTIVITIES
Proceeds from sales of receivable portfolios                5,766         37,202            317
Net (accretion) collections applied to
   principal of receivable portfolios                       1,926           (503)        (3,712)
Purchases of receivable portfolios                        (18,249)       (24,762)       (51,969)
Purchases of property and equipment                          (166)        (2,814)        (4,127)
Proceeds from sales of property and equipment                  --             32             --
                                                         --------       --------       --------
Net cash provided by (used in) investing                  (10,723)         9,155        (59,491)
   activities

FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings           12,440         23,574         78,519
Repayment of notes payable and other borrowings              (284)       (31,481)       (38,106)
Payment on termination of put warrants                         --           (206)            --
Capitalized loan costs relating to financing
   arrangement                                                 --             --         (1,370)
Issuance of common stock through initial
   public offering                                             --             --         22,500
Capitalized costs relating to initial public
   offering of common stock                                    --             --         (2,781)
Repayment of capital lease obligation                          --             --           (172)
Prepayment fees and penalties on early
   extinguishment of debt                                      --           (295)            --
                                                         --------       --------       --------
Net cash provided by (used in) financing activities        12,156         (8,408)        58,590
                                                         --------       --------       --------
Net increase (decrease) in cash                               357          4,181         (4,306)
Cash, beginning of year                                       120            477          4,658
                                                         --------       --------       --------
Cash, end of year                                        $    477       $  4,658       $    352
                                                         ========       ========       ========

                                                         YEAR ENDED DECEMBER 31
                                                     1997        1998          1999
                                                     ------------------------------

                                                             (In Thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
   Interest                                        $   525      $ 2,670      $ 2,014
                                                   =======      =======      =======
   Income taxes                                    $   673      $    50      $    --
                                                   =======      =======      =======


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES
Property and equipment acquired under capital
   leases                                          $    --      $   523      $   928
                                                   =======      =======      =======

Recognition of servicing liability                 $    --      $ 3,607      $    --
                                                   =======      =======      =======

Recognition of retained interest in
   securitized receivables                         $    --      $14,858      $    --
                                                   =======      =======      =======


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
ACTIVITIES
Issuance of common stock warrants in
   connection with line-of-credit agreements       $   206      $   130      $    --
                                                   =======      =======      =======


Issuance of put options on redeemable common
   stock                                           $    --      $ 3,849      $    --
                                                   =======      =======      =======



          See accompanying notes to consolidated financial statements.

                             MCM CAPITAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

(1)      SIGNIFICANT ACCOUNTING POLICIES

Ownership and Description of Business

         MCM Capital Group, Inc. (MCM Capital), formerly Midland Corporation of Kansas, is a holding company whose principal asset is its investment in its wholly-owned subsidiary, Midland Credit Management Inc. (Midland Credit) (collectively referred to herein as the Company). The Company is a financial services company specializing in the recovery, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company's receivable portfolios consist primarily of charged-off domestic credit card receivables purchased from national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations and borrowings from third parties.

Principles of Consolidation

         The consolidated financial statements include MCM Capital and its wholly-owned subsidiary, Midland Credit. All material intercompany transactions and balances have been eliminated.

Restricted Cash

         Restricted cash represents cash held as collateral by a trustee for the warehouse line of credit.

Investment in Receivable Portfolios

         The Company accounts for its investment in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Static pools are established with accounts having similar attributes, based on specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. As a result, each static pool is initially recorded at cost.

         The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is accrued based on the effective interest rate determined for each pool applied to each pool's original cost basis, adjusted for unpaid accrued income and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

         The Company monitors impairment of receivable portfolios based on discounted projected future cash flows of each portfolio compared to each portfolio's carrying amount. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the present value of expected future cash flows. No provision for losses was recorded in 1999, 1998 or 1997.

Securitization Accounting

         Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when, based on specifically defined criteria, control has been surrendered and the assets transferred have been legally isolated. The basis of securitized financial assets is allocated to the receivables sold, the servicing asset or liability and retained interest based on their relative fair values at the transfer date. The gain or loss on the securitization transaction is determined by Company proceeds received to the allocated basis of the securitized assets.

Retained Interest in Securitized Receivables

         The retained interest is treated as a debt security similar to an available-for-sale security as defined in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and is carried at fair value. At the time of securitization, the retained interest is initially recorded at the basis allocated in accordance with SFAS 125. This original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows on a "cash out" basis, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted.

         Income on the retained interest is accrued based on the effective interest rate applied to its original cost basis, adjusted for accrued interest and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for the underlying pool of securitized receivables.

         The Company monitors impairment of the retained interest based on discounted anticipated future cash flows of the underlying receivables on a cash out basis compared to the original cost basis of the retained interest, adjusted for accrued interest and principal paydowns. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The retained interest is evaluated for impairment by management quarterly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest's original cost basis, adjusted for accrued interest and principal paydowns, is greater than the present value of expected future cash flows. No provision for losses was recorded as of December 31, 1999.

         The retained interest is held by a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of creditors of the Company.

Servicing Liability

         The Company has recorded a servicing liability related to its obligation to service securitized receivables. The servicing liability is amortized to reduce servicing expense in proportion to and over the estimated period of servicing for third-party acquirers of securitized receivables. The sufficiency of the servicing liability is assessed based on the fair value of the servicing contract as compared to the carrying amount of the servicing liability. Fair value is estimated by discounting anticipated future net servicing revenues or losses using assumptions the Company believes market participants would use in their estimates of future servicing income and expense.

Property and Equipment

         Property and equipment are recorded at cost, less accumulated depreciation. Provision for depreciation is computed using the straight-line or an accelerated method over the estimated useful lives of the assets as follows:

                  Buildings and equipment                                 15 to 25 years
                  Furniture and fixtures                                         7 years
                  Computer hardware and software                            3 to 5 years
                  Transportation vehicles                                        5 years

         Maintenance and repairs are charged to expense in the year incurred. Expenditures for major renewals that extend the useful lives of fixed assets are capitalized and depreciated over the useful lives of such assets.

Income Taxes

         Deferred income taxes are provided on temporary differences between the financial reporting bases and income tax bases of the Company's assets and liabilities and unused net operating loss carryforwards.

Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS 123, "Accounting and Disclosure for Stock-Based Compensation." In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the stock options.

Fair Values of Financial Instruments

         The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

         Investment in receivable portfolios: Investment in receivable portfolios is recorded at cost. The fair value is estimated based on recent acquisitions of similar receivable portfolios or discounted expected future cash flows. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The carrying value of the investment in receivable portfolios reported in the statements of financial condition approximates fair value.

         Retained interest in securitized receivables: Fair value is estimated by discounting anticipated future cash flows using a discount rate based on specific risk factors. The anticipated future cash flows are projected on a cash out basis to reflect the restriction of cash flows until the investors have been fully paid. The retained interest in securitized receivables is recorded at fair value in the accompanying statements of financial condition.

         Notes payable and other borrowings: The carrying amount reported in the statements of financial position approximates fair value for notes payable which are of a short-term nature. For other borrowings, fair value is estimated by discounting anticipated future cash flows using market rates of debt instruments with similar terms and remaining maturities. The carrying amount of other borrowings approximates fair value.

Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from receivable portfolios, as well as the estimated costs to service securitized receivables. Actual results are likely to differ from these estimates making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.

Concentrations of Risk

         The Company's purchases of receivable portfolios were concentrated with six companies during 1999 and two companies during 1998. These companies each have a significant presence in the retail credit card industry and process a substantial volume of transactions. If the Company was unable to continue to purchase receivable portfolios from these companies or they were unable to provide adequate volume to the Company, the Company would need to establish relationships with other retail credit card issuers and institutions.

Earnings Per Share

         In accordance with the provisions of SFAS 128, "Earnings Per Share," the dilutive effect of stock options and certain common stock warrants are excluded from basic earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share":

                                                                    YEAR ENDED DECEMBER 31
                                                            1997             1998              1999

                                                                        (In Thousands)
Denominator for basic earnings per share -
   weighted-average shares                                   4,941             4,941            5,989
Effect of dilutive securities:
   Warrants (Note 9)                                             -                31                -
   Employee stock options (Note 11)                              -                24                -
                                                             -----             -----            -----
Dilutive potential common shares                                 -                55                -
                                                             -----             -----            -----
Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   conversions                                                                                  5,989
                                                                                                =====
                                                             4,941             4,996
                                                             =====             =====


         For the year ended December 31, 1999, potentially dilutive employee stock options have not been included in the calculation of diluted earnings per share as the inclusion of such options would have had an antidilutive effect for the period.

Reclassifications

         Certain amounts for 1998 and 1997 have been reclassified to conform to the current year presentation.

(2)      INVESTMENT IN RECEIVABLE PORTFOLIOS

         The following summarizes the changes in the balance of the investment in receivable portfolios for the years ended December 31:

                                                            1997             1998              1999

                                                                        (In Thousands)
Balance, beginning of year                                 $  2,840          $ 15,411         $  2,052
   Purchase of receivable portfolios                         18,249            24,762           51,969

                                                            1997             1998              1999

                                                                        (In Thousands)
   Securitization of receivable portfolios                        -           (33,848)               -
   Cost of receivable portfolios sold                        (3,752)           (4,776)            (260)
   Net accretion (collections) applied to
     principal of receivable portfolios                      (1,926)           503               3,712
                                                            -------           -------          -------
Balance, end of year                                        $15,411           $ 2,052          $57,473
                                                            =======           =======          =======

(3)      SECURITIZATION OF RECEIVABLE PORTFOLIOS

         On December 30, 1998, Midland Receivables 98-1 Corporation, a qualified special-purpose entity formed by the Company, issued securitization notes in the principal amount of $33 million, which bear a fixed rate of interest of 8.63%. The notes are collateralized by the credit card receivables securitized by the Company, with a carrying amount of $33.8 million at the time of transfer, and a cash collateral account. The transaction was accounted for as a sale under the provisions of SFAS 125. As a result, the Company recorded a retained interest and servicing liability and recognized a pretax gain of $9.3 million in the year ended December 31, 1998. The assets of the special purpose subsidiary would not be available to satisfy claims of creditors of the Company.

         In connection with the securitization, the Company receives a servicing fee equal to 20% of the gross monthly collections of the securitized receivables. The benefits of servicing the securitized receivables are not expected to adequately compensate the Company for performing the servicing; therefore, the Company recorded a servicing liability of $3,607,000 in accordance with SFAS 125. The Company recorded amortization of $2,177,000 related to the servicing liability during 1999. The Company recorded no amortization during 1998 since the transaction closed on December 30, 1998.

         As a result of the securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. At the time of the transaction, the Company recorded the retained interest at an allocated basis in the amount of $15,848,000 based on its relative fair value, as discussed in Note 1. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying statement of stockholders' equity. The deferred income taxes associated with the unrealized gain were $2,880,000 and $3,255,000 as of December 31, 1999 and 1998, respectively. The unrealized gain is recalculated on a monthly basis with the change recorded within the statement of stockholders' equity.

         In estimating the fair value of the retained interest, the Company has estimated net cash flows, after repayment of notes, related interest and other fees, based on the Company's historical collection results for similar receivables. The estimated cash flows have been discounted at 30%.

         In accordance with the terms of the securitization, the Company maintains a deposit with the securitization trustee to be used as a reserve for the benefit of securitization investors. This amount, less any portion required to satisfy obligations of the securitization, will be returned to the Company upon payment of amounts due to securitization investors. This amount on an undiscounted basis is included in the carrying value of the retained interest in securitized receivables in the accompanying statements of financial condition.

         The following summarizes the changes in the balance of the retained interest for the year ended December 31, 1999 (in thousands):

                                                                                           ESTIMATED
                                                                                              FAIR
                                              CASH         AMORTIZED      UNREALIZED         MARKET
                                            RESERVES          COST           GAIN            VALUE
Balance at December 31, 1998                  $990            $14,858         $8,138         $23,986
Refunds of reserve account                    (330)                 -              -            (330)
Income accrued                                   -              7,836              -           7,836
Decrease in unrealized gain                      -                 -            (937)           (937)
                                              ----           -------          ------         -------
Balance at December 31, 1999                  $660           $22,694          $7,201         $30,555
                                              ====           =======          ======         =======

         As discussed in Note 15, the Company securitized certain receivables portfolios in January 2000, in a transaction accounted for as a financing.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                       1998              1999

                                                          (In Thousands)
Land and buildings                                    $    823         $    850
Furniture and fixtures                                   1,289            1,531
Computer equipment and software                          2,171            3,870
Transportation vehicles                                     76               91
Telephone equipment                                        802            1,089
Work in progress                                            --            2,610
                                                      --------         --------
                                                         5,161           10,041
Accumulated depreciation and amortization               (1,309)          (2,098)
                                                      --------         --------
                                                      $  3,852         $  7,943
                                                      ========         ========

(5)      NOTES PAYABLE AND OTHER BORROWINGS

         The Company is obligated under the following borrowings:

                                                              1998          1999
                                                            ---------------------
                                                                (In Thousands)
Warehouse facility, 0.8% over LIBOR, 6.72% at December
   31, 1999                                                  $    --       $33,779
Revolving line of credit, 8.5%, unsecured, due April
   15, 2000                                                    6,562        13,615
Various installment obligations, 7.5%                            443            24
                                                             -------       -------
                                                             $ 7,005       $47,418
                                                             =======       =======


         On March 31, 1999, Midland Credit, through a bankruptcy remote subsidiary, entered into a securitized receivables acquisition facility or "warehouse facility" allowing for a current maximum funding of $35 million. The warehouse facility has a two-year revolving funding period expiring April 15, 2001 or earlier if an event occurs under the warehouse facility which enables the investors to discontinue the revolving portion of the facility. The warehouse facility carries a floating interest rate of 80 basis points over LIBOR and is secured solely by a trust estate, primarily consisting of receivables acquired by the Company. The assets pledged as security under the warehouse facility together with their associated cash flows, would not be available to satisfy claims of creditors of the Company.

         As discussed in Note 15, certain terms and conditions of the warehouse facility were amended and the borrowings under the warehouse facility were reduced with the proceeds of a securitization transaction which occurred in January 2000.

         At December 31, 1999 and 1998, the Company had available unused lines of credit in the amount of $1,385,000 and $8,438,000, respectively.

         Borrowings under the Company's revolving line of credit at December 31, 1999 are guaranteed by certain stockholders of MCM Capital, including certain directors of MCM Capital. Subsequent to December 31, 1999, this line of credit was extended as discussed in Note 16.

(6)      INCOME TAXES

         The provision for income taxes on income before extraordinary charge consists of the following for the years ended December 31:

                                    1997           1998           1999
                                  -------------------------------------
                                              (In Thousands)
Current expense (benefit):
   Federal                        $   422        $    --        $    --
   State                              109            (42)            --
                                  -------        -------        -------
                                      531            (42)            --

Deferred expense (benefit):
   Federal                              7          4,036            (27)
   State                                2          1,071             (7)
                                  -------        -------        -------
                                        9          5,107            (34)
                                  -------        -------        -------
                                  $   540        $ 5,065        $   (34)
                                  =======        =======        =======


         The Company has recorded a deferred income tax benefit in 1998 in the amount of $115,000 pertaining to an extraordinary loss on the early extinguishment of debt, which has been reported in the net operating losses component of deferred tax assets in the following table.

         The Company has net operating loss carryforwards of $10,162,000 as of December 31, 1999. The net operating losses may be limited as to the time in which they may be utilized. The net operating losses generated in 1999 and 1998 of $7,884,000 and $2,105,000, respectively, expire in 2019 and 2018, respectively. The remaining balance expires in the year 2006. The Company has not recorded any valuation allowance against deferred income tax assets as of December 31, 1999 and 1998.

         The net deferred tax liability consists of the following as of December 31:


                                                                 1998             1999
                                                              ------------------------
                                                                     (In Thousands)
Deferred tax assets:
   Net operating losses                                       $    761        $  4,071
   Accrued expenses                                                127             178
                                                              --------        --------
                                                                   888           4,249
Deferred tax liabilities:
   Difference in recognition of income and expense,
     including gain, from securitization receivables in
       1998                                                      3,747           3,992
   Unrealized gain on retained interest in
     securitized receivables                                     3,255           2,880
   Difference in recognition of income from receivable
     portfolios                                                  1,912           4,808
   Difference in basis of depreciable assets                       154             340
                                                              --------       ---------
                                                                 9,068          12,020
                                                              --------       ---------
                                                              $ (8,180)       $ (7,771)
                                                              ========       =========
Net deferred tax liability

         The 1998 securitization transaction qualified as a financing for income tax purposes; therefore, the Company recorded a deferred tax liability in the amount of $3,747,000, as no gain was recorded for income tax purposes. The decrease during 1999 in the deferred tax liability of $375,000 related to the decrease in the unrealized gain on retained interest in securitized receivables which is recorded as a component of other comprehensive loss in the accompanying consolidated statements of stockholders' equity.

         The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate were as follows for the years ended December 31:

                                                             1997          1998            1999
                                                          --------------------------------------
                                                                    (In Thousands)
Computed "expected" federal income tax provision
   (benefit)                                              $   481        $ 4,410        $   (30)
Increase (decrease) in income taxes resulting from:
     State income taxes, net                                   69            669             (4)
     Other adjustments, net                                   (10)           (14)            --
                                                          -------        -------        -------
                                                          $   540        $ 5,065        $   (34)
                                                          =======        =======        =======

(7)      LEASES

         In November 1997, the Company began leasing office facilities in Phoenix, Arizona to accommodate expansion of its collection operations. During 1999, the Company expanded its facilities under this lease. The lease is structured as an operating lease, and the Company incurred related rent expense in the amount of $617,000 and $198,000 during 1999 and 1998, respectively. Commitments for future minimum rentals are presented below for the years ending December 31 (in thousands):

2000                       $   758
2001                           762
2002                           600
2003                           387
2004                             8
                            ------
                            $2,515
                            ======


         The Company leases certain property and equipment through capital leases. These long-term leases are noncancelable and expire on varying dates through 2003. At December 31, 1999 and 1998, the cost of assets under capital leases is $1,605,000 and $677,000, respectively . The related accumulated amortization for the years ended December 31, 1999 and 1998 was $171,000 and $35,000. Amortization of assets under capital leases is included in depreciation and amortization expense.

         Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31 (in thousands):

2000                                                    $   532
2001                                                        533
2002                                                        322
2003                                                         29
                                                         ------
                                                          1,416
Less amount representing interest                          (154)
                                                         ------
                                                         $1,262
                                                         ======

(8)      EXTRAORDINARY CHARGE

         In connection with the early extinguishment of debt under one of the Company's previous bank credit agreements, the Company recognized an extraordinary loss in 1998 of $180,000, net of income tax benefit of $115,000, resulting from payment of prepayment fees and penalties.

(9)      COMMON STOCK WARRANTS

         In November 1997, MCM Capital issued put warrants in connection with a three-month line-of-credit agreement entered into by the Company. In connection with the expiration of the line-of-credit agreement in February 1998, the holder of the warrants exercised its put option and the Company repurchased the warrants for $206,000. As a result, the Company recorded a liability in 1997 for the put warrants in the amount of $206,000, which was paid in 1998, and a corresponding debt discount in the same amount. The Company recognized interest expense in the amount of $138,000 and $68,000 during 1998 and 1997, respectively, associated with the amortization of the related debt discount.

         In September 1998, MCM Capital issued common stock warrants in connection with a three-month line-of-credit agreement entered into by the Company. The warrants were valued at $130,000 on the date of issuance, which was recorded as debt discount and amortized to interest expense during 1998. In connection with the expiration of the line-of-credit agreement in December 1998, the warrants were returned to the Company at no cost.

         As discussed in Note 15, in January 2000 the Company issued common stock warrants in conjunction with the issuance of $10 million of 12% Series No. 1 Senior Notes to an institutional investor.

(10)     EMPLOYEE BENEFIT PLAN

         The Company maintains a 401(k) Salary Deferral Plan (the Plan) whereby eligible employees may voluntarily contribute up to a maximum of 15% of compensation, subject to Internal Revenue Code limitations. The Company matches 25% of the employee's salary reduction contribution. Employer matching contributions and administrative costs relating to the Plan totaled $84,000, $30,000 and $21,000 for 1999, 1998 and 1997, respectively.

(11)     STOCK-BASED COMPENSATION

         During 1999 and 1998, the Company granted stock options to purchase shares of its common stock in connection with executive employment agreements. These options will vest in equal increments over a period of three years from the date of grant and have a term of 10 years. Since the exercise price of the stock options was equal to the estimated market value of the underlying common stock at the date of grant, no compensation expense was recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for these stock options under the fair-value method of SFAS 123. The fair value for options granted for the year ended December 31, 1998 was estimated at the date of grant using the minimum-value method with the following assumptions: risk-free interest rate of 5.1%, dividend yield of 0%, an estimated market value of the Company's common stock on the date of grant of $3.04 per share and an expected life of the options of 10 years.

         The fair value for options granted for the year ended December 31, 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6%, dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 33.6%, and a weighted-average expected life of the options of 10 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                       1998              1999


Pro forma net income (loss)         $   7,332       $  (150)
Pro forma earnings per share:
   Basic                            $    1.48       $ (0.03)
   Diluted                          $    1.47       $ (0.03)

         A summary of the Company's stock option activity and related information is as follows:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                        NUMBER OF       OPTION PRICE       EXERCISE
                                         SHARES          PER SHARE           PRICE         EXERCISABLE


Outstanding at December 31, 1997                -          $ -               $ -                    -
   Granted                                 98,823          $3.04              $3.04
                                          -------
Outstanding at December 31, 1998           98,823          $3.04              $3.04                 -
   Granted                                175,000       $4.13 - $10.00        $7.68
                                          -------
Outstanding at December 31, 1999          273,823       $3.04 - $10.00        $6.00            32,941
                                          =======


         There were no shares exercised, canceled or expired during 1999 or 1998.

         The following table summarizes outstanding and exercisable options at December 31, 1999:

                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE

                                                  WEIGHTED-                                WEIGHTED-
                                                   AVERAGE                                  AVERAGE
                                NUMBER             EXERCISE              NUMBER             EXERCISE
     EXERCISE PRICES         OUTSTANDING            PRICE              OUTSTANDING           PRICE
         $  3.04                  98,823           $  3.04                 32,941             $3.04
         $  4.13                  25,000              4.13                      -              -
         $  7.87                 100,000              7.87                      -              -
         $  8.13                  25,000              8.13                      -              -
          $10.00                  25,000             10.00                      -              -

(12)     REDEEMABLE COMMON STOCK

         Prior to its initial public offering, the Company was obligated to acquire Company shares under put options granted to certain minority stockholders. The Company's obligation for the redeemable stock was recorded at $3.8 million on the date of grant, as determined based on provisions of the stockholders' agreement. As of December 31, 1998, the carrying amount of the Company's obligation was adjusted to zero, as provided by the terms of the agreement.

(13)     PUBLIC OFFERING OF COMMON STOCK

         MCM Capital filed a registration statement with the Securities and Exchange Commission for an underwritten initial public offering (the "IPO") of its shares of common stock (the Offering). On June 25, 1999, prior to the IPO, MCM Capital merged with Midland Corporation of Kansas in which:

-        MCM Capital is the surviving corporation

- The authorized capital stock of the surviving corporation consists of 50,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock

- The stockholders of Midland Corporation of Kansas received 4.941 shares of MCM Capital common stock for each share of Midland Corporation of Kansas common stock outstanding, having the effect of a 4.941-to-1 stock split

         All share and per share information has been adjusted to give retroactive effect to the change in the number of shares outstanding as a result of the merger.

         On July 14, 1999 the Company sold 2,250,000 shares of common stock at $10 per share in its IPO. The Company received net proceeds of approximately $19.7 million after payment of all fees and expenses.

(14)     CONTINGENT LIABILITIES

         There are a number of lawsuits or claims pending or threatened against Midland Credit. In general, these lawsuits or claims have arisen in the ordinary course of our business and involve claims for actual damages arising from the alleged misconduct of our employees or our alleged improper reporting of credit information. Although litigation is inherently uncertain, based on past experience, the information currently available to us and the possible availability of insurance and/or indemnification from the originating institutions in some cases, we do not believe that the pending or threatened litigation or claims will have a material adverse effect on our operations or financial condition.

(15)     SUBSEQUENT EVENTS

         On January 18, 2000, the Company closed a second securitization transaction. Midland Receivables 99-1 Corporation, a bankruptcy remote special purpose entity formed by the Company as a subsidiary of Midland Credit, issued nonrecourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum. The notes are collateralized by the securitized charged-off receivables and an initial cash reserve account of approximately $1.5 million and are insured through a financial guaranty insurance policy. Based on such financial guaranty, Standard & Poor's has rated the notes "AA". The securitized receivables had an original aggregate charged-off balance of approximately $658.9 million without giving effect to recoveries or settled balances and an aggregate adjusted original cost of approximately $39.5 million. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of the Company's warehouse facility. Income will be recognized over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on the Company's statement of financial condition. The assets pledged in the securitization transaction, together with their associated cash flow, would not be available to satisfy claims of creditors of the Company.

         In addition, as a condition to closing our January 2000 securitization, the Company was required to amend the warehouse facility. Prior to this amendment, the warehouse facility generally provided funding for 90 to 95 percent of the acquisition cost of portfolio receivables, depending on the type of receivables acquired, and the Company was required to fund the remaining 5 to 10 percent of the purchase cost. As a result of the amendment, among other things, only 81% to 85.5% of the acquisition cost of receivables purchased under a forward flow agreement is eligible to be funded. However, if any portfolio purchased and funded under the warehouse facility achieves a 20% recovery within six months of purchase, the funding will increase retroactively to the original 90% to 95%. The terms of the January 2000 securitization and warehouse facility, as amended, require the Company to maintain specified levels of liquidity prior to investing additional amounts in receivable portfolios.

         In January 2000, the Company obtained additional financing through the issuance of $10 million principal amount of 12% Series No. 1 Senior Notes (the Notes) to an institutional investor. The Notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc Companies, Inc., a shareholder of the Company ("Triarc"). Triarc indirectly owns approximately 8.4% of the outstanding common stock of the Company. In connection with the issuance of the Notes, the Company issued warrants to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share.

(16)     LITIGATION SETTLEMENT AND EXTENSION OF WORKING CAPITAL LINE OF CREDIT

         The Company was involved in litigation involving the sales of certain receivables by the Company to third parties in 1997. The parties met to mediate these disputes on March 20, 2000 and agreed to a settlement of all claims asserted [although final documentation has not been completed]. The costs and expenses relating to the lawsuit and this settlement have been expensed in the fourth quarter of 1999.

         At December 31, 1999, the Company maintained a $15.0 million revolving line of credit that was scheduled to mature on April 15, 2000. Borrowings under this revolving line of credit are guaranteed by certain stockholders of MCM Capital, including certain directors of MCM Capital. Subsequent to December 31, 1999, the Company's lender agreed to extend the line of credit to April 15, 2001. In connection with this extension, Triarc agreed to purchase a $15.0 million certificate of deposit from such lending bank.

(17)     QUARTERLY INFORMATION (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                  -------------------------------------------------------------
                                                  MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31, (a)
                                                  ---------     --------     -------------     ----------------
                                                          (in thousands, except per share amounts)

1998
   Revenues                                        $3,216       $4,076        $4,426            $15,157
   Total operating expenses                         1,330        2,368         3,220              4,471
   Income (loss) before extraordinary items           793          670           161              5,911
   Extraordinary charge                              (180)           -             -                  -
   Net income (loss)                                  613          670           161              5,911

   Basic income (loss) per share:
     Income (loss) before extraordinary charge       0.16         0.14           0.03              1.20
     Extraordinary charge                           (0.03)           -              -                 -
     Net income                                      0.13         0.14           0.03              1.20

   Diluted income (loss) per share:
     Income (loss) before extraordinary charge       0.15         0.14           0.03              1.14
     Extraordinary charge                           (0.04)           -              -                 -
     Net income                                      0.11         0.14           0.03              1.14


1999
   Revenues                                        $4,200       $5,541        $8,205            $10,212
   Total operating expenses                         5,443        5,908         6,810              8,122

                                                                     THREE MONTHS ENDED
                                                  -------------------------------------------------------------
                                                  MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31, (a)
                                                  ---------     --------     -------------     ----------------
                                                          (in thousands, except per share amounts)

   Income (loss) before extraordinary charge         (824)        (437)          507               703
   Extraordinary charge                                 -            -             -                 -
   Net income (loss)                                 (824)        (437)          507               703

   Basic income (loss) per share:
     Income (loss) before extraordinary charge       (0.17)       (0.09)         0.07             0.10
     Extraordinary charge                                -            -             -                -
   Net income                                        (0.17)       (0.09)         0.07             0.10

   Diluted income (loss) per share:
     Income (loss) before extraordinary charge       (0.17)       (0.09)         0.07             0.10
     Extraordinary charge                                -            -             -                -
   Net income                                        (0.17)       (0.09)         0.07             0.10

(a) The results for the three months ended December 31, 1998 were materially affected by a net gain of $9,300,000, or $5,600,000 net of income taxes, as a result of a securitization transaction that was treated as a sale for accounting purposes. See Notes 1 and 3.

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         The Company has had no disagreements with its independent accountants with regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.

                                    PART III

                ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF MCM

         Information required by this Item pertaining to executive officers of MCM is set forth above in Part I of this Form 10-K under the caption, "Executive Officers of MCM," and is incorporated by reference into this Item. Information regarding MCM's directors and director nominees will be included by amendment to this Form 10-K filed on or before May 1, 2000.

                        ITEM 11 - EXECUTIVE COMPENSATION

         Information regarding executive compensation will be included by amendment to this Form 10-K filed on or before May 1, 2000.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of MCM will be included by amendment to this Form 10-K filed on or before May 1, 2000.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be included by amendment to this Form 10-K filed on or before May 1, 2000.

                                     PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Consolidated Financial Statements.

         The following consolidated financial statements of MCM Capital Group, Inc. are filed as part of this Form 10-K.

                                                                           Page
Report of Independent Auditors............................................. 39

Audited Financial Statements

Consolidated Statements of Financial Condition............................. 40
Consolidated Statements of Operations...................................... 41
Consolidated Statements of Stockholders' Equity............................ 43
Consolidated Statements of Cash Flows...................................... 44
Notes to Consolidated Financial Statements................................. 47

         (b)      Reports on Form 8-K.

         During the fourth quarter of 1999, MCM filed two reports on Form 8-K. The first report on Form 8-K was dated September 1, 1999 and filed October 4, 1999 and reported that MCM had entered into a Loan Sale Agreement with MBNA America Bank, N.A. to purchase certain charged-off credit card receivables. The second report on Form 8-K was dated October 4, 1999 and filed October 12, 1999. It reported that John F. Craven had been named as Chief Operating Officer of MCM, that he had entered into an employment agreement with MCM and that he was granted options to purchase up to 25,000 shares of our common stock under our 1999 Equity Participation Plan.

         (c)      Exhibits.

2        Plan of Merger(1)
3.1      MCM's Restated Certificate of Incorporation(1)
3.2      MCM's By-Laws(2)
10.1     Form of Indenture and Servicing Agreement relating to MCM's securitization program(1)
10.2     Form of Receivables Contribution Agreement relating to MCM's securitization program(1)

10.3     Form of Insurance and Reimbursement Agreement relating to MCM's securitization program(1)
10.4     Indenture and Servicing Agreement relating to the warehouse facility(1)
10.4.1   First Amendment to Indenture and Servicing Agreement relating to the warehouse facility(1)
10.5     Receivables Contribution Agreement relating to the warehouse facility(1)
10.6     Insurance and Reimbursement Agreement relating to the warehouse facility(1)
10.7     Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (U.S.) Capital LLC
         ("ING")(3)
10.8     Warrant Agreement dated as of January 12, 2000 between MCM and ING(3)
10.9     Warrant Agreement dated as of January 12, 2000 between MCM and Triarc(3)
10.10    Registration Rights Agreement dated as of January 12, 2000 between MCM and ING(3)
10.11    Subsidiary Guaranty dated as of January 12, 2000(3)
10.12    Guaranty and Option Agreement dated as of January 12, 2000 between Triarc Companies, Inc.
         ("Triarc") and ING(3)
10.13    Loan Sale Agreement between MCM and MBNA America Bank, N.A. (4)
10.14    First Amendment to Loan Sale Agreement between Midland Credit Management, Inc. and MBNA America
         Bank N.A., dated January 13, 2000(3)
10.15    Employment Agreement between MCM and R. Brooks Sherman, Jr. (2)
10.16    Employment Agreement between MCM and John F. Craven(5)
10.17    Employment Agreement between MCM and Robert E. Koe(6)
10.18    Employment Agreement between MCM and Bradley Hochstein(7)
10.19    Third Amended and Restated Promissory Note(8)
10.20    Limited Guaranty of MCM Capital Group, Inc. (8)
10.21    Real Estate Mortgage on behalf of Bank of Kansas(7)
10.22    Net Industrial Building Lease by and between MCM and 4405 E. Baseline Road Limited Partnership for
         the property located at 4310 E. Broadway Road, Phoenix, Arizona (the "Office Lease") (7)
10.23    First Amendment to the Office Lease(7)
10.24    Second Amendment to the Office Lease(7)
10.25    Third Amendment to the Office Lease(7)
10.26    Fourth Amendment to the Office Lease(7)
10.27    Credit Card Accounts Sale Agreement among Midland Credit Management, Inc. and other parties(1)
10.28    First Amendment to Credit Card Accounts Sale Agreement(7)
10.29    Second Amendment to Credit Card Accounts Sale Agreement(1)
10.30    Receivable Purchase Agreement between Midland Credit Management, Inc. and other parties(1)
10.31    Amendment to Receivable Purchase Agreement(7)
10.32    Registration Rights Agreement dated as of June 30, 1999 among MCM, C.P. International Investments
         Limited, MCM Holding Company, LLC, and other persons(3)
10.33    MCM 1999 Equity Participation Plan(1)
10.34    Form of Option Agreement under MCM 1999 Equity Participation Plan(2)
10.35    Fourth Amended and Restated Promissory Note
21       List of Subsidiaries

24       Powers of Attorney
27.1     Financial Data Schedule for the fiscal year ended December 31, 1999

___________________

(1) Incorporated by reference to amendment no. 3 to the registration statement on Form S-1 filed on June 29, 1999.

(2) Incorporated by reference to amendment no. 2 to the registration statement on Form S-1 filed on June 14, 1999.

(3)      Incorporated by reference to the Form 8-K filed January 21, 2000.

(4)      Incorporated by reference to the Form 8-K filed October 4, 1999.

(5)      Incorporated by reference to the Form 8-K filed October 12, 1999.

(6)      Incorporated by reference to the Form 8-K filed July 22, 1999.


(7) Incorporated by reference to amendment no. 1 to the registration statement on Form S-1 filed on May 14, 1999.


(8) Incorporated by reference to the quarterly report on Form 10-Q filed for the period ending June 30, 1999.

         (d)      Financial Statement Schedules.



None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MCM CAPITAL GROUP, INC., a
                                       Delaware corporation


                                       By: /s/ Robert E. Koe
                                           -------------------------------------
                                           Robert E. Koe
                                           President and Chief Executive Officer


Date: April 6, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature                           Title                                          Date
/s/ Robert E. Koe                            President, Chief Executive Officer and        April 6, 2000
---------------------------------            Director
Robert E. Koe                                (Principal Executive Officer)

/s/ R. Brooks Sherman, Jr.                   Executive Vice President, Chief               April 6, 2000
---------------------------------            Financial Officer and Treasurer
R. Brooks Sherman, Jr.                       (Principal Financial and Accounting
                                             Officer)

/s/ Frank Chandler                           Director                                      April 6, 2000
---------------------------------
Frank Chandler

/s/ Eric D. Kogan                            Director                                      April 6, 2000
---------------------------------
Eric D. Kogan

/s/ Peter W. May                             Director                                      April 6, 2000
---------------------------------
Peter W. May

/s/ James D. Packer                          Director                                      April 6, 2000
---------------------------------
James D. Packer

/s/ Nelson Peltz                             Director                                      April 6, 2000
---------------------------------
Nelson Peltz

/s/ Robert M. Whyte                          Director                                      April 6, 2000
---------------------------------
Robert M. Whyte