Form 10-K/A
period 1999-12-31
MCM CAPITAL GROUP INC
filed 2000-05-01
CIK 1084961

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---       SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1999 or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________to ___________

                        Commission File Number 000-26489

                             MCM CAPITAL GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                     48-1090909
          --------                                     ----------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

            4302 E. Broadway Road, Phoenix, AZ             85040
            ----------------------------------             -----

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                                 (800) 265-8825
                                 --------------

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.01 Par Value Per Share

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3.0 million at April 20, 2000, based on the closing market price of the Common Stock on such date, as reported by the Nasdaq Stock Market.

The number of shares of the registrant's Common Stock outstanding at April 20, 2000 was 7,191,131.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This table sets forth information concerning each of our directors.

                  NAME                                      AGE
                  ----                                      ---
                  Robert E. Koe                             55

                  Frank I. Chandler                         65

                  Eric D. Kogan                             36

                  Peter W. May                              57

                  James D. Packer                           32

                  Nelson Peltz                              57

                  Robert M. Whyte                           56


         ROBERT E. KOE, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Koe joined MCM in July 1999 as President and Chief Executive Officer and also has served as a director since that time. Prior to joining MCM, Mr. Koe was a consultant with Wand Partners, Inc., a private equity investment firm. From 1996 to 1998, Mr. Koe served as a Managing Director of Ocwen Financial Corporation, a purchaser and servicer of distressed residential and commercial mortgages. From 1990 to 1996, Mr. Koe was Chairman, President and Chief Executive Officer of United States Leather, a supplier of leather and related products. From 1984 to 1990, Mr. Koe served as Vice Chairman of Heller Financial, Inc., a diversified commercial finance company. Mr. Koe came to Heller from General Electric Capital Corporation (GECC) where he held various positions including Vice President and General Manager of both Commercial Financial Services and Commercial Equipment Financing and President of Acquisition Funding Corporation. Before joining GECC, Mr. Koe served in various capacities with its parent, the General Electric Company, from 1967 to 1975. Mr. Koe received an AB in Economics from Kenyon College and is a member of its Board of Trustees.

         FRANK I. CHANDLER, VICE CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Chandler has been the Vice Chairman of the Board of Directors since July 1999. Mr. Chandler had served as President and Chief Executive Officer of the Company from 1992 until July 1999 and has served as a director since 1990. Prior to MCM, from 1987 to 1990, Mr. Chandler was President of Kids International, a children's storybook and video production company. From 1982 to 1987, he worked as an investment broker with A.G. Edwards & Sons. For the thirteen years between 1970 and 1982, he served in management, strategic product planning and price management positions at the Hesston Corporation, a worldwide manufacturer of farm and oil production equipment. Mr. Chandler received a Bachelor's Degree in Business from the University of Southern Mississippi.

         ERIC D. KOGAN, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Kogan has served since March 1998 as Executive Vice President, Corporate Development of Triarc Companies, Inc., a leading premium beverage company, restaurant franchisor and soft drink concentrates producer ("Triarc"), and as a manager and Executive Vice President - Corporate Development of Triarc Consumer Products Group LLC, a wholly-owned subsidiary of Triarc, since January 1999. Prior thereto, Mr. Kogan was Senior Vice President, Corporate Development of Triarc from March 1995 to March 1998 and Vice President Corporate Development of Triarc from April 1993. Mr. Kogan received his undergraduate degree from the Wharton School of the University of Pennsylvania, and an MBA from the University of Chicago. Mr. Kogan has served as a director of the Company since February 1998.

          PETER W. MAY, DIRECTOR. Mr. May has served since April 1993 as director and President and Chief Operating Officer of Triarc and as a director and Vice Chairman of Triarc Beverage Holdings Corp. and manager and President and Chief Operating Officer of Triarc Consumer Products Group, LLC, both subsidiaries of Triarc, since April 1997 and January 1999, respectively. Prior to 1993, Mr. May was President and Chief Operating Officer of Triangle Industries, Inc. from 1983 until December 1988. Mr. May has also served as a director of Ascent Entertainment Group, Inc. ("Ascent") from June 1999 to April 2000 and On-Command Corporation from February 2000 to April 2000. Mr. May holds BA and MBA degrees from the University of Chicago and is a Certified Public Accountant. Mr. May has served as a director of MCM since February 1998.

         JAMES D. PACKER, DIRECTOR. Mr. Packer has served since 1998 as the Managing Director of Consolidated Press Holding Limited ("CPH"), the private holding company of the Packer family of Australia. In May 1998, Mr. Packer became Executive Chairman of Publishing and Broadcasting Limited, having previously served as its Chief Executive Officer since 1996. Prior to that time, Mr. Packer held numerous positions at affiliates of CPH and Publishing and Broadcasting Limited. Mr. Packer is also a director of Consolidated Press International Limited, the Huntsman Petrochemical Corporation and numerous other companies. Mr. Packer holds a Higher School certificate from Cranbrook. Mr. Packer has served as a director of the Company since February 1998.

         NELSON PELTZ, DIRECTOR. Mr. Peltz has served since April 1993 as a director and Chairman and Chief Executive Officer of Triarc, and as a director and Chairman of Triarc Beverage Holdings Corp. and manager and Chairman and Chief Executive Officer of Triarc Consumer Products Group, LLC, both subsidiaries of Triarc, since April 1997 and January 1999, respectively. Prior to 1993, Mr. Peltz was Chairman and Chief Executive Officer of Triangle Industries, Inc. from 1983 until December 1988. Mr. Peltz attended the University of Pennsylvania, Wharton School. Mr. Peltz has served as a director of MCM since February 1998.

         ROBERT M. WHYTE, DIRECTOR. Mr. Whyte has served since 1986 as an investment banker with Audant Investment Pty. Limited, most recently in the capacity of Executive Chairman. Since 1997, Mr. Whyte has been a director of Publishing and Broadcasting Limited, and also serves on the boards of various other companies. From 1992 to 1997, Mr. Whyte held non-executive directorships of Advance Bank Australia Limited and The Ten Group Limited. Mr. Whyte holds a Bachelor's degree from the University of Sydney. Mr. Whyte has served as a director of the Company since February 1998.

         Reference is made to Part I, Item 4A - "Executive Officers of MCM" of our 10-K filed April 7, 2000, for information concerning our executive officers.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
                                  REQUIREMENTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Based solely on our review of the copies of such forms received by us, we believe that during fiscal year 1999 our directors, officers, and greater than 10% beneficial owners complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal years ended December 31, 1999 and 1998 compensation awarded to or paid by MCM and its subsidiaries to MCM's Chief Executive Officer and its four most highly compensated executive officers at December 31, 1999 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term Compensation
                                                                                   ----------------------
                                       Annual Compensation                      Awards               Pay-
                                       -------------------                      ------               ----
                                                                                                     Outs
                                                                                                     ----
                                                            Other                     Securities              All
                                                            Annual      Restricted      Under-                Other
  Name and                                                  Compen-       Stock         lying        LTIP    Compen-
  Principal                        Salary     Bonus         sation       Award(s)      Options/     Payouts  sation
  Position            Year          ($)        ($)            ($)          ($)          SARs          ($)    ($)(1)
  --------            ----          ---        ---            ---          ---          ----          ---    ------
  Robert E. Koe,      1999        99,517     75,000            0             0        100,000          0    41,108(2)
  Director, Chief     1998             0          0            0             0              0          0        0
  Executive
  Officer(3)

  R. Brooks           1999        57,692     65,000            0             0         50,000          0   88,064(2)
  Sherman, Jr.,       1998             0          0            0             0              0          0        0
  Executive Vice
  President, Chief
  Financial Officer



  Frank Chandler,     1999       220,833          0            0             0              0          0     2,560
  Vice Chairman of    1998       190,417     25,000            0             0              0          0     2,555
  the Board of
  Directors and
  former President
  and Chief
  Executive
  Officer(3)



  Bradley E.          1999       131,186          0            0             0              0          0    6,658(2)
  Hochstein, Senior   1998       116,458     20,000            0             0              0          0      346
  Vice President,
  Recovery


  Gary D. Patton,     1999       118,803          0            0             0              0          0     6,526(2)
  Former Senior       1998        84,167     10,000            0             0              0          0       489
  Vice President,
  Information
  Systems

                                                                                   Long-Term Compensation
                                                                                   ----------------------
                                       Annual Compensation                      Awards               Pay-
                                       -------------------                      ------               ----
                                                                                                     Outs
                                                                                                     ----
                                                            Other                     Securities              All
                                                            Annual      Restricted      Under-                Other
  Name and                                                  Compen-       Stock         lying        LTIP    Compen-
  Principal                        Salary     Bonus         sation       Award(s)      Options/     Payouts  sation
  Position            Year          ($)        ($)            ($)          ($)          SARs          ($)    ($)(1)
  --------            ----          ---        ---            ---          ---          ----          ---    ------
  Ronald W.           1999       118,333          0            0             0              0          0      702
  Bretches,
  Vice President      1998        64,167     10,000            0             0              0          0      30
  and Controller


(1) Includes 401(k) plan matching contributions and term life insurance premiums paid by MCM in the following amounts for each of the following named executive officers: (i) in 1999, Robert E. Koe, life insurance ($14); R. Brooks Sherman, Jr., life insurance ($14); Frank Chandler, 401(k) ($2,500), life insurance ($60); Bradley E. Hochstein, 401(k) ($365), life insurance ($93); Gary D. Patton, 401(k) ($533), life insurance ($35); and Ronald W. Bretches, 401(k) ($642), life insurance ($60) and (ii) in 1998, Frank Chandler, 401(k) ($2,500), life insurance ($55); Bradley E. Hochstein, 401(k) ($291), life insurance ($55);
         Gary D. Patton, 401(k) ($454), life insurance ($35); and Ronald W. Bretches, life insurance ($30).

(2) Includes expenses paid or reimbursed by MCM for relocation to Phoenix in the following amounts for each of the following named executive officers: Robert E. Koe ($41,094); R. Brooks Sherman ($88,050); and Bradley E. Hochstein ($6,200); and Gary D. Patton ($5,958).

(3) Mr. Koe became our Chief Executive Officer on July 22, 1999. Mr. Koe succeeded Mr. Frank Chandler as Chief Executive Officer.

                         OPTION/SAR GRANTS IN LAST YEAR

         The following table sets forth information concerning grants of stock options to the named executive officers of MCM during the year ended December 31, 1999:

                                                    INDIVIDUAL GRANTS
                                                    -----------------
                                                                                                     POTENTIAL REALIZABLE
                                                                                                       VALUE AT ASSUMED
                                                                                                     ANNUAL RATE OF STOCK
                                   NUMBER OF        PERCENT OF TOTAL                                APPRECIATION FOR OPTION
                                  SECURITIES         OPTIONS/SARS                                           TERM
                                  UNDERLYING          GRANTED TO         EXERCISE                           ----
                                 OPTIONS/SARS        EMPLOYEES IN         PRICE     EXPIRATION
NAME                               GRANTED           FISCAL YEAR       (PER SHARE)    DATE            5%                10%
----                               -------           -----------       -----------    ----            --                ---
Robert E. Koe                     100,000                 57%          7.875         07/21/09       $495,255       $1,255,072

R. Brooks Sherman,                 25,000               14.3%         $8.125          7/20/09       $127,744         $323,729
Jr.                                25,000               14.3%          10.00          7/14/09       $157,224         $398,436

Frank I. Chandler                       0                  --             --               --             --               --

Bradley E. Hochstein                    0                  --             --               --             --               --

Gary D. Patton                          0                  --             --               --             --               --

Ronald W. Bretches                      0                  --             --               --             --               --

                  AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR
                         AND YEAR-END OPTION/SAR VALUES

         The following table sets forth information concerning option exercises by the named executive officers of MCM during the year ended December 31, 1999 and the value of such officers' unexercised options at December 31, 1999. There were no outstanding SARs as of December 31, 1999.

                                                                    NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                      OPTIONS/SARS AT              IN-THE-MONEY OPTIONS/
                                SHARES                                 FISCAL YEAR-END             SARS AT FISCAL YEAR-END ($)
                               ACQUIRED
                                  ON            VALUE
      NAME                     EXERCISE        REALIZED ($)   EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
      ----                     --------        ------------   -----------      -------------     -----------      -------------
Robert E. Koe                      0               0                0             100,000               0                  0

R. Brooks Sherman, Jr.             0               0                0              50,000               0                  0

Frank I. Chandler                  0               0                0                   0               0                  0

Bradley E. Hochstein               0               0                0                   0               0                  0

Gary D. Patton                     0               0                0                   0               0                  0

Ronald W. Bretches                 0               0           32,941              65,882               0                  0

                            COMPENSATION OF DIRECTORS

         Directors currently receive no annual retainer fees or fees for attendance at board or committee meetings. Directors are, however, reimbursed for their out-of-pocket expenses incurred in attending board or committee meetings. We have also entered into Indemnification Agreements with each of our directors under which we have agreed to indemnify them to the fullest extent authorized by law against certain expenses and losses arising out of certain claims related to the fact that such person is or was a director of MCM or served MCM in certain other capacities.

                    EMPLOYMENT CONTRACTS AND RELATED MATTERS

         On July 19, 1999, MCM hired Robert E. Koe as its President and Chief Executive Officer. Mr. Koe works under an employment agreement that expires July 19, 2002. The term of the agreement will be automatically extended for one-year terms unless otherwise terminated by MCM or Mr. Koe. Under the agreement, Mr. Koe is entitled to a base salary of $225,000 per year. Mr. Koe is also eligible for annual incentive cash bonuses based on MCM's and Mr. Koe's performance assessed each year relative to objectives agreed to in advance between Mr. Koe and the board of directors. The agreement contains confidentiality and noncompete covenants. If Mr. Koe's employment is terminated for any reason other than for cause or in the event of his death, disability or resignation, or if MCM gives notice that it does not wish to extend the term of Mr. Koe's employment agreement for any additional period, he would receive a severance package that would include his salary for the earlier of the remaining term of the agreement or one year and a pro rata portion of his annual bonus. In connection with his employment, Mr. Koe was granted options to purchase 100,000 shares of MCM common stock at an exercise price of $7.875.

         On June 9, 1999, MCM hired R. Brooks Sherman, Jr. as its Executive Vice President and Chief Financial Officer. Mr. Sherman works under an employment agreement that expires June 9, 2000. The term of the agreement will be automatically extended for one-year terms unless otherwise terminated by MCM or Mr. Sherman. Under the agreement Mr. Sherman is entitled to a base salary of $125,000 per year and a $25,000 starting bonus. Mr. Sherman is also eligible for annual incentive cash bonuses based on MCM's and Mr. Sherman's performance assessed each year relative to objectives agreed to in advance between Mr. Sherman and the board of directors. The agreement contains confidentiality and noncompete covenants. If Mr. Sherman's employment is terminated for any reason other than for cause or in the event of his death, disability or resignation, or if MCM gives notice that it does not wish to extend the term of Mr. Sherman's employment agreement for any additional period, he would receive a severance package that would include 18 months' salary and a pro rata portion of his annual bonus. Mr. Sherman would receive the same payments if, within 12 months following a change in control of MCM, there is a material alteration of Mr. Sherman's duties, authority, title or compensation or he is relocated outside of Phoenix, Arizona without his consent. In connection with his employment, Mr. Sherman was granted options to purchase 25,000 shares of MCM common stock at an exercise price of $8.125 and options to purchase 25,000 shares of MCM common stock at an exercise price of $10.00.

         Ronald W. Bretches, our Vice President and Controller, works under an employment agreement that expires May 18, 2000. Under the agreement Mr. Bretches is entitled to a base salary of $120,000 per year. Mr. Bretches is also eligible for an annual cash incentive bonus based on MCM's and Mr. Bretches' performance assessed each year relative to objectives agreed to in advance between Mr. Bretches and the board of directors. The agreement contains confidentiality and noncompete covenants. If Mr. Bretches' employment is terminated for any reason other than for cause or in the event of his death, disability or resignation, or if MCM gives notice that it does not wish to extend the term of Mr. Bretches' employment agreement for any additional period, he would receive a severance package that would include 12 months salary and a pro rata portion of his annual bonus. MCM has given Mr. Bretches notice that it does not wish to extend the term of his employment agreement. In connection with his employment, Mr. Bretches was granted options to purchase up to 98,823 shares of MCM common stock at an exercise price of $3.04 per share.

         Gary D. Patton worked under an employment agreement that expired February 13, 2000. Under the agreement Mr. Patton was entitled to a base salary of $115,000 per year. Mr. Patton was also eligible for an incentive bonus based on our annual cash incentive program. The agreement contained confidentiality and noncompete covenants. Mr. Patton resigned as of November 15, 1999 and under an agreement, dated November 4, 1999, Mr. Patton will continue to act as a consultant to MCM through April 30, 2000 for the same consideration he would otherwise have been entitled to under his employment agreement.

         Bradley E. Hochstein worked under an employment agreement that expired on February 13, 2000. Under the agreement Mr. Hochstein was entitled to a base salary of $100,000 per year. Mr. Hochstein was also eligible for an incentive bonus based on our annual cash incentive program. The agreement contained confidentiality and noncompete covenants.

         Frank Chandler, MCM's Vice Chairman, works under an employment agreement that expires on February 13, 2001. Mr. Chandler is entitled to a base salary of $200,000 per year, subject to increase if specific operating revenue targets are met. Mr. Chandler is eligible for an annual cash incentive bonus based on our annual cash incentive program. The agreement provides that Mr. Chandler is entitled to the continued use of a company automobile and certain other benefits. The agreement also contains confidentiality and noncompete covenants. If MCM terminates Mr. Chandler without cause, he would receive a severance package that would include one year's salary and a pro rata portion of his annual bonus.

                            COMPENSATION UNDER PLANS

         1999 Equity Participation Plan

         MCM adopted its 1999 Equity Participation Plan effective at the closing of its IPO. We believe that the Plan will promote our success and enhance our value by linking the personal interests of participants to those of our stockholders and providing an incentive for outstanding performance.

         Under the Plan, we may grant nonqualified stock options to our officers, directors, employees and key consultants. The Plan is administered by the board of directors or by a committee consisting of at least two non-employee directors. The board or that committee has authority to administer the Plan, including the power to determine eligibility, the types and sizes of options, the price and timing of options, and any vesting, including acceleration of vesting, of options.

         An aggregate of 250,000 shares of common stock were originally available for grant under the Plan, subject to a proportionate increase or decrease in the event of a stock split, reverse stock split, stock dividend, or other adjustment to our shares of common stock. Under the Plan, the maximum number of shares of common stock that may be granted to any employee during any fiscal year is 150,000. As of March 31, 2000, we had granted options to purchase 175,000 shares under the Plan.

         The board may terminate or amend the Plan to the extent stockholder approval is not required by law. Termination or amendment will not adversely affect options previously granted under the Plan.

         401(k) Plan

         Under our 401(k) plan, adopted January 1995, as revised January 1998, eligible employees may direct that we withhold a portion of their compensation, up to a legally established maximum, and contribute it to their account. All 401(k) plan contributions are placed in a trust fund to be invested by the 401(k) plan's trustee. The 401(k) plan permits participants to direct the investment of their account balances among mutual or investment funds available under the plan. We may provide a matching contribution up to 25% of a participant's contributions under the plan. Amounts contributed to participants' accounts under the 401(k) plan and any accrued earnings or interest on the account are generally not subject to federal income tax until distributed to the participant and generally may not be withdrawn until death, retirement or termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This table sets forth information regarding the beneficial ownership of common stock by:

         - each person known by us to be a beneficial owner of more than 5% of the outstanding shares of our common stock;

         -        each of our directors and named executive officers; and

         -        all of our directors and executive officers as a group.

         Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned, and the address of each of the listed stockholders is 4302 East Broadway, Phoenix, AZ 85040. The percentages in the table are based upon 7,191,131 shares of MCM common stock outstanding as of March 31, 2000.

                                                                         NUMBER OF
                                                                         SHARES  OF
                                                                          COMMON               PERCENTAGE OF
                                                                           STOCK                COMMON STOCK
                                                                         BENEFICIALLY           BENEFICIALLY
                NAME AND ADDRESS OF BENEFICIAL OWNER                       OWNED(1)                OWNED
                ------------------------------------                       --------                -----
Consolidated Press International Holdings Limited(2)                       2,049,396               28.5%
54-58 Park Street, Sydney
NSW 2001, Australia

Triarc Companies, Inc.(3)                                                    703,787                9.6%
280 Park Avenue
New York, NY  10017

Neale M. Albert(4)                                                           871,964               12.1%
c/o Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, NY  10019

Robert E. Koe                                                                    ---                    *

John F. Craven                                                                 1,000                    *

R. Brooks Sherman, Jr.                                                           ---                    *

Gregory G. Meredith                                                           74,117                    *

                                                                         NUMBER OF
                                                                         SHARES  OF
                                                                          COMMON               PERCENTAGE OF
                                                                           STOCK                COMMON STOCK
                                                                         BENEFICIALLY           BENEFICIALLY
                NAME AND ADDRESS OF BENEFICIAL OWNER                       OWNED(1)                OWNED
                ------------------------------------                       --------                -----
Bradley E. Hochstein                                                          61,764                    *

Frank I. Chandler                                                          1,000,579                 13.9%

Eric D. Kogan                                                                 98,823                    1.4%

Peter W. May(5)                                                              994,441                   13.6%

James D. Packer                                                                  ---                       *

Nelson Peltz(6)                                                            1,285,097                    17.6%

Robert M. Whyte                                                               80,000                     1.1%

All executive officers and directors as a group                            2,188,247                    30.4%
   (11 persons)(7)


*        Less than one percent.

(1) Includes shares, if any, held by spouse; held in joint tenancy with spouse; held by or for the benefit of the listed individual (or group member) or one or more members of his immediate family with respect to which the listed individual (or group member) has or shares voting or investment powers; subject to stock options that were exercisable on March 31, 2000 or within 60 days thereafter, or in which the listed individual (or group member) otherwise has a beneficial interest.

(2) Pursuant to a Schedule 13D filed February 22, 2000, by Consolidated Press International Holdings Limited ("CPIHL") and its subsidiary C.P. International Investments Limited ("CPII"), CPII is the direct beneficial owner of the shares and CPIHL is the indirect beneficial owner of the shares and each such company has shared voting and dispositive power over all of the shares. The shares reported include 345,879 shares owned by CPII as nominee of Peter Stewart Nigel Frazer. Mr. Frazer granted voting and investment power over his shares to CPII to be exercised in the same manner and to the same proportionate extent as applies to shares owned by CPII. Kerry F.B. Packer and his family directly or indirectly beneficially own CPIHL. Mr. James D. Packer, a director of MCM, is the son of Mr. Kerry F.B. Packer. Mr. James D. Packer has no voting or investment power over the shares. Mr. Frazer is the father-in-law of Mr. Robert M.

         Whyte, a director of MCM. Mr. Whyte does not have voting or investment power over the shares.

(3) Pursuant to a Schedule 13G filed on February 14, 2000 (the "Madison West 13G") by Madison West Associates Corp. ("Madison), Triarc Companies, Inc. ("Triarc"), Nelson Peltz, Peter May, Neale M. Albert, and DWG Acquisition Group, L.P. ("DWG"), Triarc holds warrants to purchase up to 100,000 shares of MCM common stock and has sole voting and investment power over the shares to be issued upon the exercise of the warrants. In addition, Madison, a wholly-owned subsidiary of Triarc, is the direct beneficial owner and Triarc is the indirect beneficial owner of 603,787 shares of MCM common stock, and each such company has shared voting and investment power over the shares. As the direct beneficial owner of approximately 30.2% of the outstanding voting common stock of Triarc, DWG shares voting and dispositive power over the 703,787 shares of MCM common stock beneficially owned by Triarc.

(4) Pursuant to the Madison West 13G, as a co-trustee of each of the Nelson Peltz Children's Trust, the Jonathan P. May 1998 Trust and the Leslie
         A. May 1998 Trust, Mr. Albert shares voting and dispositive power over the 581,310 shares of MCM common stock directly owned by the Nelson Peltz Children's Trust, the 145,327 shares directly owned by the Jonathan P. May 1998 Trust and the 145,327 shares directly owned by the Leslie A. May 1998 Trust. See footnotes (5) and (6) below.

(5) Pursuant to the Madison West 13G, Mr. May is a co-trustee and shares voting and dispositive power over 145,327 shares of MCM common stock directly owned by the Jonathan P. May 1998 Trust and 145,327 shares directly owned by the Leslie A. May 1998 Trust. In addition, as the indirect beneficial owner of approximately 33.5% of the outstanding voting common stock of Triarc, Mr. May shares voting and dispositive power over the 703,787 shares of MCM common stock beneficially owned by Triarc. See footnote (3) above.

(6) Pursuant to the Madison West 13G, Mr. Peltz is a co-trustee of the Nelson Peltz Children's Trust and shares voting and dispositive power over the 581,310 shares of MCM common stock directly owned by the trust. In addition, as the indirect beneficial owner of approximately 34.9% of the outstanding voting common stock of Triarc, Mr. Peltz shares voting and dispositive power over the 703,787 shares of MCM common stock beneficially owned by Triarc. See footnote (3) above.

(7)      Excludes shares held by Triarc.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 13, 2000, we closed a financing transaction in which we issued $10 million of our senior unsecured notes (the "Debt") to a major financial institution (the "Investor"). Up to $10 million principal amount of the Debt is guaranteed by Triarc Companies, Inc. ("Triarc"), subject to reduction under certain circumstances. However, no demand or claim may be made on the guaranty prior to July 12, 2001. Triarc indirectly owns approximately 9.6% of the outstanding common stock of MCM. In addition, Nelson Peltz, Peter W. May and Eric D. Kogan, each of whom are directors of MCM and are officers and/or directors of Triarc, directly or indirectly own approximately 23.3% of the outstanding common stock of MCM. In consideration for the guaranty, MCM paid Triarc a fee of $200,000 and issued a warrant to Triarc for the purchase of up to 100,000 shares of common stock of MCM (subject to adjustment) at $0.01 per share at any time on or before January 12, 2005. Triarc has the right to purchase the Debt from the Investor under certain circumstances. If Triarc (or any third party designated by Triarc) purchases the Debt on or prior to April 11, 2000, Triarc (or the designated third party) will receive 100% of the warrants issued to the Investor, and if Triarc (or the designated third party) purchases the Debt on or after April 12, 2000 but prior to October 9, 2000, Triarc (or the designated third party) will receive 50% of the warrants issued to the Investor. The Company has been advised by Triarc that to date it has not purchased Debt.

         We have entered into a facility with Bank of America, N.A., formerly NationsBank, N.A., for a revolving line of credit of up to $15 million that matures April 15, 2001. Some of our directors, stockholders and affiliates have guaranteed this facility, including Messrs. May, Chandler, Peltz and Kogan, directors of MCM, the Chandler Family Limited Partnership, Triarc, Consolidated Press Holdings Limited, and Peter Stewart Nigel Frazer.

ITEM 14.  EXHIBITS

         10.1 Letter Agreement with Gary D. Patton for consulting services, dated November 4, 1999

         10.2     Form of Directors Indemnification Agreement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MCM CAPITAL GROUP, INC., a Delaware
                                       corporation

                                       By:    /s/ Robert E. Koe
                                          --------------------------------------
                                           Robert E. Koe
                                           President and Chief Executive Officer

Date:  May 1, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                           Title                                               Date
------------------                           -----                                               ----
     /s/ Robert E. Koe                       President, Chief Executive                          May 1, 2000
-------------------------------              Officer and Director
Robert E. Koe                                (Principal Executive Officer)

     /s/ R. Brooks Sherman, Jr.              Executive Vice President, Chief                     May 1, 2000
-------------------------------              Financial Officer and Treasurer
R. Brooks Sherman, Jr.                       (Principal Financial and Accounting Officer)

                                Exhibit Index

10.1 Letter Agreement between MCM and Gary D. Patton for consulting services, dated November 4, 1999

10.2      Form of Directors Indemnification Agreement