Form 10-Q
period 2000-03-31
MCM CAPITAL GROUP INC
filed 2000-05-22
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 000-26489

MCM CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1090909 (IRS Employer Identification No.)

4302 East Broadway Road, Phoenix, AZ (Address of principal executive offices)	85040 (Zip code)

(800) 265-8825

(Registrant’s telephone number, including area code)

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

[X]  Yes  [   ]  No

      There were 7,191,131 shares of common stock outstanding as of April 30, 2000.

MCM CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	1999(A)	2000

		(Unaudited)

	(In thousands)

ASSETS

Cash	$352	$394

Restricted cash	2,939	4,441

Investment in receivable portfolios, net (Note 2)	57,473	55,710

Retained interest in securitized receivables (Note 3)	30,555	32,581

Property and equipment, net (Note 4)	7,943	8,842

Other assets	2,278	4,059

	$101,540	$106,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$10,631	$5,642

Servicing liability (Note 3)	1,430	808

Notes payable and other borrowings (Notes 3 and 5)	47,418	59,643

Capital lease obligations	1,262	1,692

Deferred income tax liability	7,771	6,099

Total liabilities	68,512	73,884

Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized, 7,191,131 shares issued and outstanding at December 31, 1999 and March 31, 2000	72	72

Common stock warrants (Note 5)	—	1,611

Additional paid in capital	19,777	19,777

Accumulated other comprehensive income	4,321	4,016

Retained earnings	8,858	6,667

Total stockholders’ equity	33,028	32,143

Total liabilities and stockholders’ equity	$101,540	$106,027

(A)	Derived from the audited consolidated financial statements as of December 31, 1999.

See accompanying notes to condensed consolidated financial statements.

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	1999	2000

	(In thousands, except
	per share amounts)
	(Unaudited)

Revenues:

Income from receivable portfolios	$569	$3,273

Income from retained interest	1,660	2,535

Servicing fees and related income	1,971	2,079

Total revenues:	4,200	7,887

Operating expenses:

Salaries and employee benefits	3,684	5,236

Other operating expenses	815	1,086

General and administrative expenses	738	931

Depreciation and amortization	205	416

Total operating expenses	5,442	7,669

	(1,242)	218

Other income and expense:

Interest expense	(219)	(1,855)

Provision for portfolio losses	—	(2,059)

Other income	91	44

Total other expense	(128)	(3,870)

Loss before income taxes	(1,370)	(3,652)

Income tax benefit	546	1,461

Net loss	$(824)	$(2,191)

Basic and diluted earnings per share (Note 7):

Net loss	$(0.17)	$(0.30)

Shares used for computation (in thousands):

Basic and diluted	4,941	7,191

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	1999	2000

	(In thousands)
	(Unaudited)

Cash flows from operating activities:

Net loss	$(824)	$(2,191)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	205	416

Amortization of loan costs and debt discount	—	261

Deferred income tax benefit	(546)	(1,461)

Income accrued on retained interest	(1,660)	(2,535)

Amortization of servicing liability	(643)	(622)

Increase in restricted cash	(243)	(1,502)

Increase in service fee receivable	(410)	(155)

Provision for portfolio losses	—	2,059

Decrease in other assets	10	49

Decrease in accounts payable and accrued liabilities	(379)	(4,989)

Net cash used in operating activities	(4,490)	(10,679)

Cash flows from investing activities:

Net (accretion) collections applied to principal of receivable portfolios	(243)	3,227

Purchases of receivable portfolios	(4,178)	(3,523)

Purchases of property and equipment	(864)	(782)

Net cash used in investing activities	(5,285)	(1,078)

Cash flows from financing activities:

Proceeds from notes payable and other borrowings	9,031	60,679

Repayments of notes and other borrowings	(1,056)	(46,888)

Capitalized loan costs relating to financing arrangements	(841)	(1,898)

Net repayment of capital lease obligation	(16)	(103)

Net cash provided by financing activities	7,118	11,790

Net increase (decrease) in cash	(2,657)	42

Cash at beginning of period	4,658	352

Cash at end of period	$2,001	$394

Supplemental schedule of noncash investing and financing activities:

Assets acquired under capital leases	—	$533

Discount applied to Senior Notes for issuance of warrants, net	—	$1,566

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

      MCM Capital Group, Inc. (“MCM”) is a holding company whose principal asset is its investment in its wholly-owned subsidiary, Midland Credit Management Inc. (Midland Credit) (collectively referred to herein as the Company). The Company is a financial services company specializing in the recovery, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company’s receivable portfolios consist primarily of charged-off domestic credit card receivables purchased from national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations and borrowings from third parties.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 1999 and March 31, 2000, its results of operations for the three-month periods ended March 31, 1999 and 2000 and its cash flows for the three-month periods ended March 31, 1999 and 2000. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Certain statements in these notes to the condensed consolidated financial statements constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See “Part II — Other Information.”

Note 2 — Investment in Receivable Portfolios

      The Company accounts for its investment in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, each static pool is initially recorded at cost.

      Historically, the Company has accounted for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios has been accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis, adjusted for unpaid accrued income and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool when the anticipated future cash flow projections were determined to be reasonably estimable.

      The Company monitors impairment of receivable portfolios based on projected future cash flows of each portfolio compared to each portfolio’s carrying amount when the projected future cash flows are determined to be reasonably estimable. The discount rate in these instances would be based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the present value of expected future cash flows. No provision for losses was recorded during the three months ended March 31, 1999.

      During the three months ended March 31, 2000, the Company determined that a number of its receivable portfolios that had been acquired during the past twelve months, with a carrying value of approximately $31,918,000, did not appear to conform to the terms of the contracts under which they were purchased. As a result of such apparent noncompliance, the portfolios were not performing in a manner consistent with the Company’s expectations and historical results for the specific type of receivables within those portfolios. Due to the significance of the apparent noncompliance, the Company is unable to determine the potential impact on the performance of the portfolios.

      As a result, the Company is unable to determine the fair value of these portfolios because it cannot reasonably estimate the amount and timing of anticipated collections and, therefore, ceased accrual of income on these portfolios effective January 1, 2000. In accordance with AICPA Practice Bulletin 6, the Company will continue to account for these portfolios under the cost recovery method indefinitely until such time, if ever, that it has demonstrated a basis upon which to estimate the amount and timing of anticipated collections. However, the Company made its best estimate of the expected gross collections on the portfolios in order to determine the potential loss exposure based on the difference between aggregate undiscounted collections and the corresponding carrying amount of the portfolios. Based on these estimates, the Company recorded a provision for portfolio losses for the three months ended March 31, 2000 in the amount of $2.1 million.

      The Company is currently in the process of determining possible remedies that may be available to it from those entities from whom the apparent non-conforming receivables were purchased. Until such time as we can better estimate the future cash projections of these portfolios, no income will be accrued with respect to these portfolios, and the full amount of collections from these portfolios will be credited to the receivables balance.

      The following summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

	Year	Three Months
	Ended	Ended
	December 31,	March 31,
	1999	2000

Balance at beginning of period	$2,052	$57,473

Purchase of receivable portfolios	51,969	3,523

Cost of receivable portfolios sold	(260)	—

Net accretion (collections) applied to principal of receivable portfolios	3,712	(3,227)

Allowance for portfolio losses	—	(2,059)

Balance at end of period	$57,473	$55,710

Note 3 — Securitization of Receivable Portfolios

      On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote special purpose entity formed by the Company as a subsidiary of Midland Credit, issued nonrecourse notes in the amount of $28,900,000, bearing interest at 9.63% per annum (“Securitization 99-1”). The notes are collateralized by certain charged-off receivables with a carrying amount of approximately $43,000,000 at the time of transfer and an initial cash reserve account of $1,445,000 and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level of outstanding borrowings of the Company’s warehouse facility. Income will be recognized over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on the Company’s statement of financial condition. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of creditors of the Company. At March 31, 2000, the balance outstanding under these nonrecourse notes was $27,227,000. (See Note 5)

      In addition, as a condition to closing Securitization 99-1, the Company was required to amend the warehouse facility. Prior to this amendment, the warehouse facility generally provided funding for 90% to 95% of the acquisition cost of portfolio receivables, depending on the type of receivables acquired, and the Company was required to fund the remaining 5% to 10% of the purchase cost. As a result of the amendment, among other things, 81% to 85.5% of the acquisition cost of receivables purchased under a forward flow agreement is eligible to be funded. However, if any portfolio purchased pursuant to a forward flow agreement and funded under the warehouse facility achieves a 20% recovery within six months of purchase, the funding will increase retroactively for all portfolios purchased under such forward flow agreement and funded under the warehouse facility to the original 90% to 95%. The terms of Securitization 99-1 and warehouse facility, as amended, require the Company to maintain specified levels of liquidity prior to investing additional amounts in receivable portfolios.

      On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose entity formed by the Company, issued nonrecourse notes in the principal amount of $33,000,000, which bear a fixed rate of interest at 8.63%. The notes are collateralized by the credit card receivables securitized by the Company with a carrying amount of approximately $33,800,000 at the time of transfer. The transaction was accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 125). As a result, the Company recorded a retained interest and a servicing liability and recognized a gain of approximately $9,300,000 in 1998.

      In connection with the securitization, the Company receives a servicing fee equal to 20% of the gross monthly collections of the securitized receivables. The benefits of servicing the securitized receivables are not expected to adequately compensate the Company for performing the servicing; therefore, the Company recorded a servicing liability of $3,607,000 in accordance with SFAS No. 125. During the three months ended March 31, 1999 and March 31, 2000, the Company recorded amortization of this servicing liability of $643,000 and $622,000, respectively.

      As a result of the securitization transaction in 1998, the Company recorded a retained interest of $23,986,000 in securitized receivables. The retained interest is held by a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of creditors of the Company. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. The Company recognized accretion of $1,660,000 and $2,535,000 on the retained interest during the three months ended March 31, 1999 and March 31, 2000, respectively, together with certain other changes as shown in the table below resulting in a retained interest balance of $32,581,000 at March 31, 2000. In addition, the Company reported other comprehensive income in 1998 with respect to the retained interest recorded as a separate component of stockholder’s equity with an accumulated balance of $4,016,000, net of related income taxes, at March 31, 2000.

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the changes in the balance of the retained interest for the three months ended March 31, 2000 (in thousands):

				Estimated
				Fair
	Cash	Amortized	Unrealized	Market
	Reserves	Cost	Gain	Value

Balance at beginning of period	$660	$22,694	$7,201	$30,555

Interest accrued	—	2,535	—	2,535

Change in unrealized gain	—	—	(509)	(509)

Balance at end of period	$660	$25,229	$6,692	$32,581

Note 4 — Property and Equipment

      The following is a summary of the components of property and equipment (in thousands):

	December 31,	March 31,
	1999	2000

Property and equipment, at cost	$10,041	$11,356

Less accumulated depreciation and amortization	2,098	2,514

	$7,943	$8,842

Note 5 — Notes Payable and Other Borrowings

      On January 12, 2000, the Company issued $10 million in principal amount of 12% Series No. 1 Senior Notes (the “Notes”) to an institutional investor. The Notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc Companies, Inc., a shareholder of the Company (“Triarc”). Triarc beneficially owns approximately 9.6% of the outstanding common stock of the Company. In connection with the issuance of the Notes, the Company issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. In addition, the Company paid a fee to Triarc in the amount of $200,000 in consideration of Triarc’s guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the allocation of the $10 million principal amount between the Notes and the warrants. The results of the valuation were such that the value of the warrants was approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders’ equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10 million note payable. This $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants.

      The Company entered into the Fourth Amended and Restated Promissory Note effective March 30, 2000 to renew its revolving line of credit. The $15,000,000 revolving line of credit accrues interest at the Prime Rate and matures on April 15, 2001. Under this revolving credit facility, there was $1,385,000 and $5,359,000 available as of December 31, 1999 and March 31, 2000, respectively. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of the Company, including Triarc. Triarc has purchased a $15,000,000 certificate of deposit from such lending bank which is subject to set off under certain circumstances if the parties to the bank guaranties and related obligations fail to perform their obligations thereunder.

      During the three months ended March 31, 2000, the Company determined that a number of its receivable portfolios that were acquired during the past twelve months with a carrying value of approximately $31.9 million did not appear to conform to the terms of the contracts under which they were purchased. As a result of the portfolio performance issues pertaining to the instances of non-compliance with the sales contract

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms, the Company currently forecasts that an event of default will occur under Securitization 99-1 and its warehouse facility, as amended, during the second quarter of 2000. Specifically, the Company forecasts that it will fail to maintain specified levels of liquidity and collect, on a quarterly basis, certain minimum amounts from the receivable portfolios within Securitization 99-1. The Company is in discussions with the financial guaranty insurance company that guarantees the notes issued in Securitization 99-1 and the warehouse facility to waive the anticipated event of default. Although no waivers have yet been executed, the Company expects to receive a letter that the financial guaranty insurance company intends to waive, until June 16, 2000, any event of default that occurs prior thereto. There can be no assurance that any waiver will be provided beyond June 16, 2000.

      If an event of default occurs and a waiver is not effective at such time, Midland Credit may be removed as servicer of the receivables in Securitization 99-1 and the warehouse facility and those receivables can be liquidated to pay off the related notes issued in the securitization and the warehouse. If the receivables are collected in the ordinary course, Midland Credit expects collections on the receivables to exceed the amount due to the noteholders. However, if the receivables are liquidated to pay off the noteholders as a result of an event of default, these expected excess collections could not be recovered by Midland Credit. Such liquidation would have no effect on our operating results, unless the receivables are liquidated for less than their book value, as we are currently accounting for these portfolios under the cost recovery method and, accordingly, are not accruing any income on these portfolios. The note insurer for the securitization and the warehouse (or noteholders under certain circumstances) can waive the event of default or, if the event of default is not waived, can elect not to remove Midland Credit as the servicer or to liquidate the receivables. Should such an event of default occur, Midland Credit believes that it would have sufficient liquidity to fund its operations and working capital needs through at least December 2000, provided (i) the event of default is waived or the event of default is not waived and the election is made not to remove Midland Credit as the servicer nor to liquidate the receivables, (ii) the controlling party, which is currently the note insurers, continues to reappoint Midland Credit as the servicer on a quarterly basis, and (iii) Midland Credit makes no additional purchases of receivables. If, however, the controlling party does not reappoint Midland Credit as servicer or an event of default occurs and the controlling party removes Midland Credit as servicer or liquidates the receivables, Midland Credit may be required to, among other things, (i) reduce any future capital expenditures for computer, telephone and system upgrades, (ii) sell certain of its receivables portfolios for cash, (iii) reduce the number of employees and overall scope of operations, (iv) pursue strategic alternatives such as a sale, merger or recapitalization of MCM or Midland Credit, or (v) seek protection under reorganization, insolvency or similar laws.

      In addition, if an event of default under the Securitization 99-1 or the warehouse facility occurs and is continuing, and the controlling party removes Midland Credit as servicer, that would also cause an event of default under the Notes more fully described above.

      The Company is obligated under borrowings as follows (in thousands):

	December 31,	March 31,
	1999	2000

Revolving line of credit, 8.50%, unsecured, Due April 15, 2001	$13,615	$9,641

Warehouse facility, 0.8% over LIBOR, 7.34% at March 31, 2000	33,779	14,321

Notes payable, Securitization 99-1, 9.63% (see Note 3)	—	27,227

12% Senior Notes due January 12, 2007 (net of allocation of $1,565,000 to value of common stock warrants)		8,435

Various installment obligations, 7.7%	24	19

	$47,418	$59,643

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Comprehensive Loss

      The following is a summary of the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,

	1999	2000

Net loss	$(824)	$(2,191)

Decrease in unrealized gain on “available for sale” investments	(61)	(305)

Comprehensive loss	$(885)	$(2,496)

      The unrealized gain is a result of the Company’s 1998 securitization. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS 125. This original cost basis was adjusted to fair value, which is based on the discounted anticipated future cash flows on a “cash out” basis, with such adjustment, net of related deferred income taxes, recorded as a component of other comprehensive income.

Note 7 — Loss Per Share

      The weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share for the three month periods ended March 31, 2000 and 1999 were 7,191,131 and 4,941,131, respectively. The shares used in the calculations of basic and diluted loss per share are the same in both periods since all potentially dilutive securities (stock options and warrants) would have had an antidilutive effect.

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of MCM Capital Group, Inc. (“MCM” or collectively with its subsidiaries, the “Company”) for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See “Part II — Other Information.”

Results of Operations

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

      Revenues. Total revenues for the three months ended March 31, 2000 were $7.9 million compared to total revenues of $4.2 million for the three months ended March 31, 1999, an increase of $3.7 million or 88%. The increase in revenues was the net result of an increase in income from receivable portfolios of $2.7 million; an increase in income on retained interest of $0.9 million; and an increase in servicing fees and related income of $0.1 million.

      Income from receivable portfolios increased $2.7 million or 475%, from $0.6 million to $3.3 million for the three months ended March 31, 2000. Such increase was the result of a $55.0 million increase in the average outstanding balance of our investment in receivable portfolios from an average of $4.0 million during the three months ended March 31, 1999 to an average of $59.0 million during the three months ended March 31, 2000. The increase in the average outstanding balance of our investment in receivable portfolios is due to (i) the purchase of $52.0 million and $3.5 million of receivable portfolios during the year ended December 31, 1999 and the three months ended March 31, 2000, respectively, and (ii) the December 30, 1998 securitization of receivable portfolios with a carrying amount of $33.8 million. This 1998 securitization was accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125 and, thus, the receivables were sold and no longer accrue income to the benefit of MCM other than servicing fees and income from the retained interest.

      In connection with the December 30, 1998 securitization transaction and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. For the three months ended March 31, 2000, we recognized income from retained interest in securitized receivables in the amount of $2.5 million, servicing fees in the amount of $1.5 million and amortization of servicing liability in the amount of $0.6 million compared to income from retained interest in securitized receivables in the amount of $1.7 million, servicing fees in the amount of $1.3 million and amortization of servicing liability in the amount of $0.6 million in the three months ended March 31, 1999. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the condensed consolidated statements of operations.

      Total Operating Expenses. Total operating expenses were $7.7 million for the three months ended March 31, 2000 compared to $5.4 million for the three months ended March 31, 1999, an increase of $2.3 million or 41%. Total operating expenses as a percentage of revenues improved to 97% for the three months ended March 31, 2000, compared to 130% for the three months ended March 31, 1999. The increase in total operating expenses reflects our significant growth during the past twelve months while the decrease in operating expenses as a percentage of revenues reflects the efficiencies we gained in our operations. The growth of MCM included the addition of executive and management personnel during the second half of 1999 when we purchased the majority of our owned receivable portfolios. In addition, the increase in personnel was necessary to install and implement our new Davox call management system and related new computer network. Further, during the three months ended March 31, 2000, collections per collector averaged $48,553, a 122% increase over the average collection per collector of $21,918 in the three months ended March 31, 1999, resulting in higher base salaries and commissions for collection personnel in the 2000 period. These factors considered together are the primary reasons for the 42% increase in salaries and employee benefits to $5.2 million for the three months ended March 31, 2000 from $3.7 million for the same period in 1999.

      Other operating expenses, general and administrative expenses and depreciation and amortization expenses increased $0.7 million or 38% from $1.7 million to $2.4 million for the three months ended March 31, 1999 and 2000, respectively. This increase was due primarily to the expansion of our Phoenix location and the growth in the receivable portfolios managed by MCM and the resulting increase in expenses relating to the collection of such receivable portfolios.

      Other income and expenses. Total other income and expenses for the three months ended March 31, 2000 was $3.9 million compared to $0.1 million for the three months ended March 31, 1999, an increase of $2.8 million. Interest expense for the three months ended March 31, 2000 was $1.9 million compared to $0.2 million for the three months ended March 31, 1999, an increase of $1.7 million. The increase is attributable to higher average outstanding borrowings during the three months ended March 31, 2000 as compared to the same period in 1999 as a result of the 1998 securitization which was accounted for as a sale, purchases of $52.0 million and $3.5 million of receivable portfolios in the year ended December 31, 1999 and the three months ended March 31, 2000, respectively, which were financed principally with debt borrowings, and the issuance of $10 million of 12% Senior Notes in January, 2000. See “Liquidity and Capital Resources” below for further discussion of our borrowings. We recorded a provision for portfolio losses of $2.1 million during the three months ended March 31, 2000 as a result of reasons described below.

      During the three months ended March 31, 2000, we determined that a number of our receivable portfolios that had been acquired during the past twelve months, with a carrying value of approximately $31.9 million, did not appear to conform to the terms of the contracts under which they were purchased. As a result of such apparent noncompliance, the portfolios were not performing in a manner consistent with our expectations and historical results for the specific type of receivables within those portfolios. Due to the significance of the apparent noncompliance, we are unable to determine the potential impact on the performance of the portfolios.

      As a result, we are unable to determine the fair value of these portfolios because we cannot reasonably estimate the amount and timing of anticipated collections and, therefore, we ceased accrual of income on these portfolios effective January 1, 2000. In accordance with AICPA Practice Bulletin 6, we will continue to account for these portfolios under the cost recovery method indefinitely until such time, if ever, that we have demonstrated a basis upon which to estimate the amount and timing of anticipated collections. However, we made our best estimate of the expected gross collections on the portfolios in order to determine the potential loss exposure based on the difference between aggregate undiscounted collections and the corresponding carrying amount of the portfolios. Based on these estimates, we recorded a provision for portfolio losses for the three months ended March 31, 2000 in the amount of $2.1 million.

      We are currently in the process of determining possible remedies that may be available to us from those entities from whom the apparent non-conforming receivables were purchased. Until such time as we can better estimate the future cash projections of these portfolios, no income will be accrued with respect to these portfolios, and the full amount of collections from these portfolios will be credited to the receivables balance.

      Income Tax Benefit. For the three months ended March 31, 2000 and 1999, we recorded income tax benefits of $1.5 million and $0.5 million, respectively, reflecting an effective rate of 40% in each period.

      Net Loss. The net loss for the three months ended March 31, 2000 was $2.2 million compared to net loss of $0.8 million for the three months ended March 31, 1999.

Liquidity and Capital Resources

      Historically, we have engaged in the business of acquiring and servicing charged-off loan portfolios, originated by credit card issuers. However, as a result of limitations under our most recent securitization transaction and our warehouse facility, as amended, we cannot make significant additional purchases of receivables until we have acquired additional funding and maintain a specified level of liquidity. As of March 31, 2000, we are limited to approximately $0.4 million of additional receivables purchases until we obtain the required additional financing. As a result, we are currently focused on servicing our existing owned and securitized portfolios and are seeking additional financing and liquidity.

      At both March 31, 2000 and December 31, 1999, we had cash of $0.4 million. We utilize our unsecured, revolving line of credit for working capital needs and thus maintain a minimal amount of cash since we draw on the revolving line of credit on a regular basis for required cash expenditures.

      We had total recoveries on managed receivable portfolios of $13.8 million for the three months ended March 31, 2000, a 100% increase over the $6.9 million collected in the same period in the prior year.

      On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote special purpose entity formed by MCM as a subsidiary of Midland Credit, issued nonrecourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum (“Securitization 99-1”). The notes are collateralized by certain charged-off receivables securitized by us with a carrying amount of approximately $43.0 million at the time of transfer and an initial cash reserve account of $1.4 million and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of our warehouse facility. Any income from these receivable portfolios will be recognized over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on our balance sheet. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of creditors of MCM. At March 31, 2000, the balance outstanding under these nonrecourse notes was $27.2 million.

      In addition, as a condition to closing Securitization 99-1, we were required to amend the warehouse facility to add many of the same restrictive covenants and default provisions agreed to in Securitization 99-1 and to require the note insurer or other controlling party to reappoint MCM as the servicer prior to the end of each quarter. We have been reappointed as servicer for the second quarter of 2000 under Securitization 99-1 and the warehouse facility.

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

      During the three months ended March 31, 2000, we determined that a number of our receivable portfolios that were acquired during the past twelve months with a carrying value of approximately $31.9 million did not appear to conform to the terms of the contracts under which they were purchased. As a result of the portfolio performance issues pertaining to the instances of non-compliance with the sales contract terms, we currently forecast that an event of default will occur under Securitization 99-1 and our warehouse facility, as amended, during the second quarter of 2000. Specifically, we forecast that we will fail to maintain specified levels of liquidity and collect, on a quarterly basis, certain minimum amounts from the receivable portfolios within Securitization 99-1. We are in discussions with the financial guaranty insurance company that guarantees the notes issued in Securitization 99-1 and the warehouse facility to waive the anticipated event of default. Although no waivers have yet been executed, we expect to receive a letter that the financial guaranty insurance company intends to waive until June 16, 2000 any event of default that occurs prior thereto. There can be no assurance that any waiver will be provided beyond June 16, 2000.

      If an event of default occurs and a waiver is not effective at such time, MCM may be removed as servicer of the receivables in Securitization 99-1 and the warehouse facility and those receivables can be liquidated to pay off the related notes issued in the securitization and the warehouse. If the receivables are collected in the ordinary course, MCM expects collections on the receivables to exceed the amount due to the noteholders. However, if the receivables are liquidated to pay off the noteholders as a result of an event of default, these expected excess collections could not be recovered by MCM. Such liquidation would have no effect on our operating results, unless the receivables are liquidated for less than their book value, as we are currently accounting for these portfolios under the cost recovery method and, accordingly, are not accruing any income on these portfolios. The note insurer for the securitization and the warehouse (or noteholders under certain circumstances) can waive the event of default or, if the event of default is not waived, can elect not to remove MCM as the servicer or to liquidate the receivables. Should such an event of default occur, MCM believes that it would have sufficient liquidity to fund its operations and working capital needs through at least December 2000, provided (i) the event of default is waived or if the event of default is not waived and the election is made not to remove MCM as the servicer nor to liquidate the receivables, (ii) the controlling party, which is currently the note insurer, continues to reappoint MCM as the servicer on a quarterly basis, and (iii) MCM makes no additional purchases of receivables. If, however, the controlling party does not reappoint MCM as servicer or an event of default occurs and the controlling party removes MCM as servicer or liquidates the receivables, MCM may be required to, among other things, (i) reduce any future capital expenditures for computer, telephone and system upgrades, (ii) sell certain of its receivables portfolios for cash, (iii) reduce the number of employees and overall scope of operations, (iv) pursue strategic alternatives such as a sale, merger or recapitalization of MCM or Midland Credit, or (v) seek protection under reorganization, insolvency or similar laws.

      In addition, if an event of default under the Securitization 99-1 or the warehouse facility occurs and is continuing, and the controlling party removes MCM as servicer, that would also cause an event of default under the 12% Series No. 1 Senior Notes more fully described below which would allow the senior notes to be accelerated.

      On January 12, 2000, we issued $10 million in principal amount of 12% Series No. 1 Senior Notes (the “Notes”) to an institutional investor. The Notes are unsecured obligations of MCM but are guaranteed by Midland Credit and Triarc Companies, Inc., a shareholder of MCM (“Triarc”). Triarc beneficially owns approximately 9.6% of the outstanding common stock of MCM. In connection with the issuance of the Notes, MCM issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. In addition, we paid Triarc a fee of $200,000 in consideration of Triarc’s guarantee of this indebtedness. We engaged an independent valuation firm to determine the allocation of the $10 million principal amount between the Notes and the warrants. The results of the valuation were such that the value of the warrants was approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders’ equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10 million note payable. This $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants.

      We entered into the Fourth Amended and Restated Promissory Note effective March 30, 2000 to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2001. Under this revolving credit facility, there was $1.4 million and $5.4 million available as of December 31, 1999 and March 31, 2000, respectively. At May 17, 2000, there was $3.3 million available under the working capital facility. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of MCM, including Triarc. Triarc purchased a $15.0 million certificate of deposit from such lending bank which is subject to set off under certain circumstances if the parties to the bank guaranties and related agreements fail to perform their obligations thereunder.

      During the three months ended March 31, 2000, MCM purchased receivables with a face value of $71.0 million for $3.5 million representing an average cost of $0.05 per dollar of face while during the three months ended March 31, 1999 MCM purchased receivables with a face value of $101.7 million for $4.1 million representing an average cost of $0.04 per dollar of face. The increase in the average cost of receivables purchased as a percentage of face value in 2000 versus 1999 reflects MCM’s efforts to increase the amount of receivables purchased directly from credit card issuers before any third party collection agencies had been engaged by the issuer to service the receivables as compared to those purchased in 1999 which had been serviced by one or more agencies prior to the Company purchasing the receivables.

      Capital expenditures for fixed assets and capital leases were $1.3 million during the three months ended March 31, 2000 reflecting the installation of our new Davox call management system and other hardware and software to support this system. Capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

      On May 12, 2000 through a new wholly owned subsidiary, we executed a definitive agreement to acquire certain operating assets of West Capital Financial Services Corp., an acquirer and servicer of distressed consumer receivables, in exchange for 375,000 shares of MCM’s common stock and the assumption of certain operating liabilities of West Capital. MCM will guaranty certain obligations of the new subsidiary under the agreement. In addition we will acquire certain distressed consumer receivables from a trust formed by a bankruptcy remote special purpose subsidiary of West Capital in exchange for 25,000 shares of MCM’s common stock and certain other non-cash consideration. The shares of MCM common stock exchanged will be valued at the market price of the stock as of the date of closing of the transaction, which is subject to the satisfaction of certain conditions. The transactions have several conditions precedent, including without limitation the execution of definitive documents for us to become the successor servicer to West Capital for a securitized pool of receivables. We anticipate closing these transactions on or about May 22, 2000.

Contingencies

      MCM was involved in litigation involving the sales of certain receivables by MCM to third parties in 1997. The parties met to mediate these disputes on March 20, 2000 and agreed to a settlement of all claims asserted. The settlement agreement has been executed and we expect to make our required payment under terms of the settlement agreement by May 31, 2000. The costs and expenses relating to the lawsuit and this settlement were expensed in the fourth quarter of 1999.

      We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We accrue income on our retained interest and certain of our receivable portfolios based on the effective interest rate, i.e., internal rate of return, applied to the original cost basis, adjusted for accrued income and principal paydowns. Effective interest rates are determined based on assumptions regarding the timing and amounts of portfolio collections. Such assumptions may be affected by changes in market interest rates. Accordingly, changes in market interest rates may affect our earnings. Changes in short-term interest rates also affect our earnings as a result of our borrowings under the revolving credit facility and the warehouse facility.

      We believe that our market risk information has not changed materially from December 31, 1999.

PART II — OTHER INFORMATION

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “project,” or the negation thereof or similar expressions constitute forward looking statements within the meaning of the Reform Act. These statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For all forward-looking statements, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

      The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond the Company’s control. Factors that could affect the Company’s results and cause them to differ from those contained in the forward-looking statements include:

•	our ability to maintain existing and secure additional financing;

•	our ability to maintain sufficient liquidity to operate our business including our ability to meet the liquidity covenant of our securitization and warehouse transactions and to obtain new capital to enable the Company to reinstitute receivable purchases;

•	our continued servicing of the receivables in our securitization transactions and warehouse facility;

•	our ability to recover sufficient amounts on or with respect to receivables to fund operations (including from sellers of non-conforming receivable portfolios);

•	our ability to hire and retain qualified personnel to recover our receivables efficiently;

•	changes in, or failure to comply with, government regulations;

•	our ability to successfully integrate the assets and operations of West Capital Financial Services Corp.;

•	the costs, uncertainties and other effects of legal and administrative proceedings; and

•	risk factors and cautionary statements made in our Annual Report on Form 10-K for the period ended December 31, 1999.

      Forward looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward looking statements. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

      In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

Item 1 — Legal Proceedings

      See Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies, which is incorporated by reference hereto, for disclosure of a settlement reached in the first quarter in an outstanding litigation matter.

Item 2 — Changes in Securities and Use of Proceeds

      See Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements, which is incorporated by reference hereto. The sale of the notes and warrants described therein was exempt from the registration provisions of the Securities Act of 1933, as amended, under section 4(2) of the 1933 Act for transactions not involving a public offering, based on the fact that the notes and warrants were offered and sold to a limited number of institutional investors who had access to financial and other relevant data concerning the Company, its financial condition, business, and assets.

Item 5 — Other Information

      Effective May 21, 2000, Robert E. Koe resigned as a director, President and Chief Executive Officer of the Company and its subsidiaries. The Board of Directors is expected to elect Carl C. Gregory, III, previously Chairman and Chief Executive Officer of West Capital Financial Services Corp., as President and Chief Executive Officer of the Company.

Item 6 — Exhibits and Reports on Form 8-K

      (a)  Exhibits

10.1	—	Amendment No. 1 to $10.0 Million principal amount of 12.0% Series No. 1 Senior Notes dated April 28, 2000.
27.1	—	Financial Data Schedule for the three month period ended March 31, 2000 submitted to the Securities and Exchange Commission in electronic format.

      (b)  Reports on Form 8-K.

      During the first quarter of 2000, MCM filed one report on Form 8-K dated January 13, 2000 and filed January 21, 2000. Under that report, MCM disclosed that it had entered into a senior note financing and had closed its securitization transaction.

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

R. Brooks Sherman, Jr.
Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 22, 2000

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

10.1	—	Amendment No. 1 to $10.0 Million principal amount of 12.0% Series No. 1 Senior Notes dated April 28, 2000.
27.1	—	Financial Data Schedule for the three month period ended March 31, 2000 submitted to the Securities and Exchange Commission in electronic format.