Form 10-Q
period 2000-06-30
MCM CAPITAL GROUP INC
filed 2000-08-17
CIK 1084961

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 000-26489

MCM CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 5775 Roscoe Court San Diego, California (Address of principal executive offices)	48-1090909 (IRS Employer Identification No.) 92123 (Zip code)

(877) 445-4581

(Registrant’s telephone number, including area code)

4302 East Broadway Road

Phoenix, AZ 85040
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

Yes  [X]     No  [ ]

      There were 7,591,131 shares of common stock outstanding as of August 11, 2000.

MCM CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	1999(A)	2000

		(Unaudited)

	(Dollars in thousands)

ASSETS

Cash	$352	$1,116

Restricted cash	2,939	3,844

Investment in receivable portfolios, net (Note 4)	57,473	34,781

Retained interest in securitized receivables (Note 5)	30,555	34,745

Property and equipment, net (Note 6)	7,943	8,743

Other assets	2,278	4,955

	$101,540	$88,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$10,631	$8,610

Servicing liability (Note 5)	1,430	312

Notes payable and other borrowings (Notes 5 and 7)	47,418	60,186

Capital lease obligations	1,262	2,652

Deferred income tax liability	7,771	—

Total liabilities	68,512	71,760

Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized, 7,191,131 shares issued and outstanding at December 31, 1999 and 7,591,131 shares issued and outstanding at June 30, 2000	72	76

Common stock warrants (Note 7)	—	1,611

Additional paid in capital	19,777	20,448

Accumulated other comprehensive income	4,321	3,623

Retained earnings (accumulated deficit)	8,858	(9,334)

Total stockholders’ equity	33,028	16,424

Total liabilities and stockholders’ equity	$101,540	$88,184

(A)	Derived from the audited consolidated financial statements as of December 31, 1999.

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	1999	2000	1999	2000

	(In thousands, except per share amounts)

	(Unaudited)

Revenues:

Income from receivable portfolios	$1,676	$4,364	$2,245	$7,637

Income from retained interest	1,845	2,818	3,505	5,353

Gain on sales of receivable portfolios	17	—	17	—

Servicing fees and related income	2,003	2,872	3,974	4,952

Total revenues:	5,541	10,054	9,741	17,942

Operating expenses:

Salaries and employee benefits	4,508	6,049	8,192	11,285

Other operating expenses	839	1,755	1,655	2,841

General and administrative expenses	333	1,445	1,072	2,376

Depreciation and amortization	228	587	433	1,004

Provision for portfolio losses	—	18,586	—	20,645

Restructuring charges (Note 3)	—	1,257	—	1,257

Total operating expenses	5,908	29,679	11,352	39,408

Income (Loss) before other income and expense and income taxes	(367)	(19,625)	(1,611)	(21,466)

Other income and expense:

Interest expense	(423)	(2,021)	(640)	(3,876)

Other income (expense)	58	(192)	148	(148)

Total other expense	(365)	(2,213)	(492)	(4,024)

Loss before income taxes	(732)	(21,838)	(2,103)	(25,490)

Income tax benefit	295	5,838	841	7,298

Net Loss	$(437)	$(16,000)	$(1,262)	$(18,192)

Basic and diluted loss per share:

Net Loss	$(0.09)	$(2.17)	$(0.26)	$(2.50)

Shares used for computation (in thousands):

Basic and diluted	4,941	7,367	4,941	7,279

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	1999	2000

	(In thousands)
	(Unaudited)

Cash flows from operating activities:

Net loss	$(1,262)	$(18,192)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	433	1,004

Amortization of loan costs and debt discount	22	575

Gain on sales of receivable portfolios	(17)	—

Loss on sales of property and equipment	—	399

Deferred income tax benefit	(841)	(7,298)

Income accrued on retained interest	(3,505)	(5,353)

Amortization of servicing liability	(1,245)	(1,118)

Increase in restricted cash	(1,001)	(905)

Increase in service fee receivable	(373)	(37)

Provision for portfolio losses	—	20,645

Decrease (increase) in other assets	99	(65)

Increase (decrease) in accounts payable and accrued liabilities	282	(3,772)

Net cash used in operating activities	(7,408)	(14,117)

Cash flows from investing activities:

Net (accretion) collections applied to principal of receivable portfolios	(840)	6,484

Purchases of receivable portfolios	(16,462)	(3,495)

Proceeds from sales of receivable portfolios	108	—

Cash acquired in acquisition of assets from West Capital Financial Svcs. Corp.	—	9

Proceeds from the sale-leaseback of property and equipment	—	607

Purchases of property and equipment	(1,152)	(909)

Net cash (used in) provided by investing activities	(18,346)	2,696

Cash flows from financing activities:

Proceeds from notes payable and other borrowings	35,426	65,996

Repayments of notes payable and other borrowings	(10,764)	(51,721)

Capitalized loan costs relating to financing arrangements	(1,269)	(1,743)

Capitalized costs relating to initial public offering of common stock	(422)	—

Net repayment of capital lease obligation	(48)	(347)

Net cash provided by financing activities	22,923	12,185

Net increase (decrease) in cash	(2,831)	764

Cash at beginning of period	4,658	352

Cash at end of period	$1,827	$1,116

Supplemental schedule of noncash investing and financing activities:

Assets acquired under capital leases	—	$1,130

Discount applied to Senior Notes for issuance of warrants, net	—	$1,507

Acquisition of assets and assumption of certain liabilities under purchase agreement with West Capital Financial Services Corporation (Note 2)	—	—

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

      MCM Capital Group, Inc. (“MCM”) is a holding company whose principal asset is its investment in its subsidiaries (collectively referred to herein as the “Company”). The Company is a financial services company specializing in the recovery, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company’s receivable portfolios consist primarily of charged-off domestic credit card receivables purchased from national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations to the extent available and borrowings from third parties.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for the provision recorded for portfolio losses, necessary to present fairly the Company’s financial position as of December 31, 1999 and June 30, 2000, its results of operations for the three-month and six-month periods ended June 30, 1999 and 2000 and its cash flows for the six-month periods ended June 30, 1999 and 2000 (see Note 4). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Certain statements in these notes to the condensed consolidated financial statements constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See “Part II — Other Information.”

Note 2 — Acquisition of certain assets of West Capital Financial Services Corp.

      On May 22, 2000, Midland Acquisition Corporation, a Delaware corporation (“MAC”) and a wholly owned subsidiary of MCM, completed the acquisition of certain operating assets of West Capital Financial Services Corp., a California corporation (“West Capital”), and the assumption of certain operating liabilities of West Capital, pursuant to an Asset Purchase Agreement, dated May 11, 2000, between MAC and West Capital (the “Purchase Agreement”) (collectively the “West Capital Transaction”). In connection with the transaction, MCM entered into a Guaranty for the benefit of West Capital to guarantee certain obligations of MAC with regard to the transaction. West Capital is a majority owned subsidiary of Sun America, Inc.

      The consideration for the acquisition consisted of 375,000 shares of MCM’s common stock and the assumption of approximately $1.75 million in liabilities. The 375,000 shares had a value of approximately $632,812 based on a closing price of $1.6875 per share on May 22, 2000, as reported by NASDAQ National Market.

      The assets acquired include three portfolios of charged-off credit card receivables, all of the fixed assets of West Capital, and various agreements and licenses used by West Capital in the operation of its business. Various assets that were acquired pursuant to the Purchase Agreement were used as part of West Capital’s business of collecting charged-off credit card receivables, including computer hardware and software, telephone equipment, and other related equipment. MAC intends to continue to use those assets in similar operations. As part of the transaction, all of the previous employees of West Capital were offered employment by Midland Credit Management, Inc., a wholly owned subsidiary of the Company (“Midland Credit”).

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In a separate but related transaction, MCM acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation, a California corporation and wholly owned subsidiary of West Capital (“WCFSC SPC”), pursuant to a Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. The consideration for the acquisition consisted of 25,000 shares of MCM’s common stock, 10,000 shares of Redeemable Preferred Stock of WCFSC Special Purpose Corporation II (the “Preferred Stock”), and a WCFSC Consumer Receivables Recovery Trust 1995-1 Note (the “Note”), with a remaining principal balance of approximately $228,000. The 25,000 shares of MCM common stock had a value of approximately $42,187 based on a closing price of $1.6875 per share on May 22, 2000 as reported by NASDAQ National Market. The 10,000 shares of Preferred Stock and the Note were both previously acquired by MCM in a separate transaction with SunAmerica Inc., for a nominal fee.

      Following are the assets acquired and the preliminary respective fair market values assigned to those assets at the time of acquisition together with the liabilities assumed (amounts in thousands):

	WCFSC	West
	SPC	Capital

Cash	$—	$9

Investment in receivable portfolios, net	42	900

Property and equipment, net	—	150

Workforce in place	—	1,236

Other assets	—	87

Total assets acquired	$42	$2,382

Accounts payable	$—	$568

Accrued salaries & wages	—	1,066

Other accrued expenses	—	115

Total liabilities assumed	$—	$1,749

      In a separate but related transaction, Midland Credit became the successor servicer to a pool of charged-off consumer accounts that are owned by West Capital Receivables Corporation I, a California corporation and wholly-owned, bankruptcy-remote subsidiary of West Capital. Under the terms of this transaction, Midland Credit receives a servicing fee for collections of these receivables and during the period from May 22, 2000 through June 30, 2000, the Company recorded $1,000,000 in servicing fees for the collections during that period.

Note 3 — Restructuring Charges

      In conjunction with the West Capital Transaction, certain former officers of West Capital were hired as officers of the Company, replacing certain officers of the Company resulting in severance charges of approximately $900,000 in the three months ended June 30, 2000.

      Effective June 29, 2000, the Company closed its operations center in Hutchinson, KS. In conjunction with this closing, the Company recorded severance charges of approximately $200,000 for the approximately 93 employees terminated. In addition, the Company recorded a charge of approximately $200,000 in the three months ended June 30, 2000 to write-down the Hutchinson, KS building to its fair market value as determined by a sale agreement dated July 20, 2000 for the sale of the property to an unaffiliated third party. The sale of the property closed on July 20, 2000 for $400,000.

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investment in Receivable Portfolios

      The Company accounts for its investment in receivable portfolios, including those acquired from West Capital as described in Note 2, on the accrual basis of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, each static pool is initially recorded at cost.

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

      The Company monitors impairment of receivable portfolios based on projected future cash flows of each portfolio compared to each portfolio’s carrying amount in those cases where the projected future cash flows are determined to be reasonably estimable. The discount rate in these instances is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the present value of expected future cash flows. No provision for losses was recorded in 1999.

      During the first quarter of 2000, the Company determined that twenty-two of its receivable portfolios that had been acquired during the past twelve months were not performing in a manner consistent with the Company’s expectations and historical results for the specific type of receivables within those portfolios. This appeared to be the result of non-compliance of the receivable portfolios with covenants and representations contained in the related purchasing contracts. Due to the significance of the noncompliance, the Company provided an estimated provision for portfolio losses in the amount of $2,059,000 and ceased accrual of income on these portfolios effective January 1, 2000.

      During the second quarter of 2000, we utilized proprietary statistical models that were acquired through the West Capital Transaction to estimate the recoverable value, and thus reasonably estimate the fair value, of each portfolio. As part of that process, we isolated the portions of those portfolios containing what we consider to be ineligible assets. We are considering possible remedies that may be available to us from those entities from which these ineligible receivables were purchased. The Company has not recorded an accrual for any potential recoveries, as such amounts are not deemed to be reasonably estimated or probable at this time. Based on the results of the Company’s fair value calculations and statistical analysis, an additional impairment charge of $18,586,000 was recorded against the carrying value of the portfolios of $34,400,000. These portfolios remain on non-accrual as of June 30, 2000, and the full amount of collections from these portfolios are being credited to the receivable portfolio carrying amount effective January 1, 2000.

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

	Year	Six Months
	Ended	Ended
	December 31,	June 30,
	1999	2000

Balance at beginning of period	$2,052	$57,473

Purchase of receivable portfolios	51,969	3,495

Receivable portfolios acquired in the West Capital transaction	—	942

Cost of receivable portfolios sold	(260)	—

Net accretion (collections) applied to principal of receivable portfolios	3,712	(6,484)

Provision for portfolio losses	—	(20,645)

Balance at end of period	$57,473	$34,781

Note 5 — Securitization of Receivable Portfolios

      On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose entity formed by the Company as a subsidiary of Midland Credit, issued non-recourse notes in the amount of $28,900,000, bearing interest at 9.63% per annum (“Securitization 99-1”). The notes are collateralized by certain charged-off receivables with a carrying amount of approximately $43,000,000 at the time of transfer and an initial cash reserve account of $1,445,000 and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of the Company’s warehouse facility. Income will be recognized over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on the Company’s balance sheet. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of creditors of the Company. At June 30, 2000, the balance outstanding under these non-recourse notes was $24,570,000. (See Note 7)

      As a condition to closing Securitization 99-1, the Company was required to amend the warehouse facility. The terms of Securitization 99-1 and the warehouse facility, as amended, require the Company to maintain specified levels of liquidity prior to purchasing additional receivable portfolios. As of June 30, 2000, the Company does not meet the specified level of liquidity required to purchase additional receivable portfolios. (See Note 7)

      On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose entity formed by the Company, as a subsidiary of Midland Credit, issued non-recourse notes in the principal amount of $33,000,000, which bear a fixed rate of interest at 8.63%. The notes are collateralized by credit card receivables securitized by the Company with a carrying amount of approximately $33,800,000 at the time of transfer. The transaction was accounted for as sale under the provisions of Statement of Financial Accounting Standards No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 125). As a result, the Company recorded a retained interest and a servicing liability and recognized a gain of approximately $9,300,000 in 1998.

      In connection with the securitization, the Company receives a servicing fee equal to 20% of the gross monthly collections of the securitized receivables. The benefits of servicing the securitized receivables are not expected to adequately compensate the Company for performing the servicing; therefore, the Company recorded a servicing liability of $3,607,000 in accordance with SFAS No. 125. During the six months ended June 30, 1999 and June 30, 2000, the Company recorded amortization of this servicing liability of $1,245,000 and $1,118,000, respectively.

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the securitization transaction in 1998, the Company recorded a retained interest of $23,986,000 in securitized receivables. The retained interest is held by a wholly owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of creditors of the Company. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the note holders. The Company recognized accretion of $3,505,000 and $5,353,000 on the retained interest during the six months ended June 30, 1999 and June 30, 2000, respectively, together with certain other changes as shown in the table below resulting in a retained interest balance of $34,745,000 at June 30, 2000. In addition, the Company reported other comprehensive income in 1998 with respect to the retained interest recorded as a separate component of stockholder’s equity with an accumulated balance of $3,623,000, net of related income taxes, at June 30, 2000.

      The following summarizes the changes in the balance of the retained interest for the six months ended June 30, 2000 (in thousands):

				Fair
	Cash	Amortized	Unrealized	Market
	Reserves	Cost	Gain	Value

Balance at beginning of period	$660	$22,694	$7,201	$30,555

Interest accrued	—	5,353	—	5,353

Change in unrealized gain	—	—	(1,163)	(1,163)

Balance at end of period	$660	$28,047	$6,038	$34,745

Note 6 — Property and Equipment

      The following is a summary of the components of property and equipment (in thousands) (see Note 3):

	December 31,	June 30,
	1999	2000

Property and equipment, at cost	$10,041	$11,745

Less accumulated depreciation and amortization	2,098	3,002

	$7,943	$8,743

Note 7 — Notes Payable and Other Borrowings

      The Company is obligated under borrowings as follows (in thousands):

	December 31,	June 30,
	1999	2000

Revolving line of credit, 8.50%, unsecured, Due April 15, 2001	$13,615	$13,997

Warehouse facility, 0.8% over LIBOR, 7.34% at June 30, 2000	33,779	13,111

Notes payable, Securitization 99-1, 9.63% (see Note 3)	—	24,570

12% Senior Notes due January 12, 2007 (net of unamortized debt discount of $1,507,000)	—	8,493

Various installment obligations, 7.7%	24	15

	$47,418	$60,186

      On January 12, 2000, the Company issued $10,000,000 in principal amount of 12% Series No. 1 Senior Notes (the “Notes”) to an institutional investor. The Notes are unsecured obligations of the Company but are guaranteed by Midland Credit, MAC and Triarc Companies, Inc., a shareholder of the Company (“Triarc”). Triarc beneficially owns approximately 9.6% of the outstanding common stock of the Company. In connection

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the issuance of the Notes, the Company issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. In addition, the Company paid a fee to Triarc in the amount of $200,000 in consideration of Triarc’s guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the allocation of the $10,000,000 principal amount between the Notes and the warrants. The results of the valuation were such that the value of the warrants was approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders’ equity in the amount of $1,611,000 with the same amount recorded as a reduction of the $10,000,000 note payable. This $1,611,000 debt discount is being amortized as interest expense over the five-year exercise period of the warrants resulting in a remaining debt discount balance of $1,507,000 at June 30, 2000.

      The Company entered into the Fourth Amended and Restated Promissory Note effective June 30, 2000 to renew its revolving line of credit. The $15,000,000 revolving line of credit accrues interest at the Prime Rate and matures on April 15, 2001. Under this revolving credit facility, there was $1,385,000 and $1,003,000 available as of December 31, 1999 and June 30, 2000, respectively. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of the Company, including Triarc. Triarc has purchased a $15,000,000 certificate of deposit from such lending bank which is subject to set off under certain circumstances if the parties to the bank guaranties and related obligations fail to perform their obligations thereunder.

      On March 31, 1999, Midland Credit, through a bankruptcy remote subsidiary, entered into a $35,000,000 securitized receivables acquisition facility or “warehouse facility” and has a balance outstanding under this facility of $13,111,000 as of June 30, 2000. The terms of the warehouse facility are such that it has a two-year revolving funding period which expires April 15, 2001. As a condition to closing the January 2000 securitization, the Company was required to amend the warehouse facility. The amendments to the warehouse facility required, among other things, that the Company maintain certain liquidity levels. As further discussed below, the Company has not met the minimum liquidity levels and, therefore, cannot purchase any additional receivable portfolios or borrow any further funds under the warehouse facility.

      During the first quarter of 2000, the Company determined that twenty-two of its receivable portfolios that were acquired during the previous twelve months were not performing in a manner consistent with its expectations and historical results for the specific types of receivables within those portfolios. As a result of the portfolio performance issues and as measured on June 30, 2000, the Company was unable to meet specified levels of liquidity and certain minimum collection amounts from the receivable portfolios required by Securitization 99-1. The Company has received a waiver with respect to such liquidity requirement and the collections deficiency through August 17, 2000. The Company is in active discussions with the note insurer and note holders to amend the Indentures to conform to the Company’s projections for liquidity and collections and to address various other issues.

      If an event of default occurs and a waiver is not effective at such time, Midland Credit may be removed as servicer of the receivables in Securitization 99-1 and the warehouse facility. The note insurer for the securitization and the warehouse (or note holders under certain circumstances) can waive the event of default or, if the event of default is not waived, can elect to have Midland Credit removed as the servicer. Should such an event of default occur, Midland Credit believes that it would have sufficient liquidity to fund its operations and working capital needs, provided the event of default is waived or the event of default is not waived and the election is made not to remove Midland Credit as the servicer. Midland Credit has been reappointed as servicer for the third quarter of 2000 under Securitization 99-1 and the warehouse facility. If, however, an event of default occurs and the controlling party removes Midland Credit as servicer this would cause an event of default under the Notes. In addition, Midland Credit and MCM may be required to, among other things, (i) reduce the number of employees and overall scope of operations, (ii) sell certain of its receivables portfolios for cash, (iii) reduce any future capital expenditures, (iv) pursue strategic alternatives such as a

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale, merger or recapitalization of MCM or Midland Credit, or (v) seek protection under reorganization, insolvency or similar laws.

Note 8 — Comprehensive Loss

      The following is a summary of the comprehensive loss components (in thousands):

	Six Months Ended
	June 30,

	1999	2000

Net loss	$(1,262)	$(18,192)

Decrease in unrealized gain on “available for sale” investments	(61)	(698)

Comprehensive loss	$(1,323)	$(18,890)

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

Note 9 — Loss Per Share

      The weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share for the three and six-month periods ended June 30, 2000 were 7,366,955 and 7,279,043. There were 4,941,131 shares outstanding for both the three and six month periods ending June 30, 1999. See Note 2 for detail on shares issued for purchase of the West Capital assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of MCM Capital Group, Inc. (“MCM” or collectively with Midland Credit Management, Inc. [“Midland Credit”] and its other subsidiaries, the “Company”) for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See “Part II — Other Information.”

      On May 22, 2000, Midland Acquisition Corporation, a Delaware corporation (“MAC”) and a wholly owned subsidiary of MCM, completed the acquisition of certain operating assets of West Capital Financial Services Corp., a California corporation (“West Capital”), and the assumption of certain operating liabilities of West Capital, pursuant to an Asset Purchase Agreement, dated May 11, 2000, between MAC and West Capital (the “Purchase Agreement”) (collectively the “West Capital Transaction”). In connection with the transaction, MCM entered into a Guaranty for the benefit of West Capital to guarantee certain obligations of MAC with regard to the transaction. The Company’s results of operations and liquidity and capital resources as discussed below include the effects of the West Capital Transaction from the date of acquisition.

      In a separate but related transaction, MCM acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation, a California corporation and wholly owned subsidiary of West Capital (“WCFSC SPC”), pursuant to a Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1 (the “Trust Transaction”).

Results of Operations

  Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

      Revenues. Total revenues for the six months ended June 30, 2000 were $17.9 million compared to total revenues of $9.7 million for the six months ended June 30, 1999, an increase of $8.2 million or 84%. The increase in revenues was the result of an increase in income from receivable portfolios of $5.4 million; an increase in income on retained interest of $1.8 million; and an increase in servicing fees and related income of $1.0 million.

      Income from receivable portfolios increased $5.4 million or 240%, from $2.2 million to $7.6 million for the six months ended June 30, 2000. Approximately 21%, or $1.1 million, of this increase is attributable to the receivable portfolios purchased in the West Capital Transaction and the Trust Transaction. The remaining increase in income from receivable portfolios is due to a $19.8 million, or 315% increase in the average outstanding balance of our investment in receivable portfolios. That results from an increase in the average outstanding balance of $6.3 million during the six months ended June 30, 1999 to an average of $26.0 million during the six months ended June 30, 2000. However, as further discussed below, we discontinued the accrual of income on certain of the Company’s receivable portfolios effective January 1, 2000. The increase in the average outstanding balance of our investment in receivable portfolios is the result of (i) the purchase of $52.0 million and $3.5 million of receivable portfolios during the year ended December 31, 1999 and the six months ended June 30, 2000, respectively and (ii) the December 30, 1998 securitization of receivable portfolios with a carrying amount of $33.8 million which significantly reduced the receivable balance in early 1999. The December 30, 1998 securitization was accounted for as a sale in accordance with Statement of Financial

Accounting Standards No. 125 and, thus, the receivables were sold and no longer accrue income to the benefit of MCM other than servicing fees and income from the retained interest.

      In connection with the December 30, 1998 securitization and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. For the six months ended June 30, 2000, we recognized income from retained interest in securitized receivables in the amount of $5.4 million, servicing fees in the amount of $2.8 million and amortization of servicing liability in the amount of $1.1 million. That compares to income from retained interest in securitized receivables in the amount of $3.5 million, servicing fees in the amount of $2.7 million and amortization of servicing liability in the amount of $1.2 million in the six months ended June 30, 1999. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the condensed consolidated statements of operations.

      In a transaction that was separate but related to the West Capital Transaction, Midland Credit became the successor servicer to a pool of charged-off consumer accounts that are owned by West Capital Receivables Corporation I, a California corporation and wholly-owned, bankruptcy-remote subsidiary of West Capital. Under terms of this transaction, Midland Credit receives a servicing fee for collections of these receivables and during the period from May 22, 2000 (the date of the West Capital Transaction) through June 30, 2000, the Company recorded $1.0 million in servicing fees for the collections during that period.

      Total Operating Expenses. Total operating expenses were $39.4 million for the six months ended June 30, 2000 compared to $11.4 million for the six months ended June 30, 1999, an increase of $28.0 million or 247%. Total operating expenses as a percentage of revenues were 220% for the six months ended June 30, 2000, compared to 117% for the six months ended June 30, 1999. The increase in total operating expenses and increase in operating expenses as a percentage of revenues is a result of provision for portfolio losses of $2.1 million recorded in the first quarter of 2000 and $18.6 million recorded in the second quarter of 2000 and our significant growth including the acquisition of assets in the West Capital Transaction and the hiring of additional employees related thereto. We also recorded restructuring changes of approximately $1.3 million during the second quarter of 2000 as further discussed below. Salaries and employee benefits increased $3.1 million, or 38%, to $11.3 million in the six months ended June 30, 2000 from $8.2 million in the corresponding 1999 period. Approximately 41% of the increase in salaries and employee benefits, or $1.3 million, related to the addition of employees as a result of the West Capital Transaction. Our growth also included the addition of executive and management personnel during the second half of 1999 when a majority of our owned receivable portfolios were purchased. In addition, an increase in personnel was necessary to install and implement a new Davox call management system and a related computer network. Further, during the six months ended June 30, 2000, collections per collector averaged approximately $87,633, a 79% increase over the average collections per collector of approximately $49,036 during the six months ended June 30, 1999. This resulted in higher compensation for collection personnel in the 2000 period.

      Other operating expenses, general and administrative expenses and depreciation and amortization expenses increased $3.0 million or 97% from $3.2 million to $6.2 million for the six months ended June 30, 1999 and 2000, respectively. Approximately $0.7 million, or 26%, of this increase is a result of costs incurred in connection with the West Capital Transaction. The remaining increase of approximately $2.3 million was due primarily to the expansion of our Phoenix location, the growth in the receivable portfolios managed by us and the resulting increase in expenses relating to the collection of such receivable portfolios.

      During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during the previous twelve months were not performing in a manner consistent with our expectations and historical results for the specific type of receivables within those portfolios. At that time, we were unable to determine the fair value of these portfolios as we were unable to reasonably estimate the amount and timing of anticipated collections and, therefore, we ceased accrual of income on these portfolios effective January 1, 2000 and provided an estimated provision for portfolio losses of $2.1 million in the first quarter of 2000. In accordance with AICPA Practice Bulletin 6, we will continue to account for these portfolios under the cost recovery method until such time that we demonstrate our ability to estimate the amount and timing of anticipated collections. Until that time, the full amount of collections from these portfolios will be credited to the receivables balance.

      During the second quarter of 2000, we utilized proprietary statistical models that were acquired through the West Capital Transaction to estimate the recoverable value, and thus reasonably estimate the fair value, of each portfolio. As part of that process, we isolated the portions of those portfolios containing what we consider to be ineligible assets. We are considering possible remedies that may be available to us from those entities from which these ineligible receivables were purchased. The Company has not recorded an accrual for any potential recoveries, as such amounts are not deemed to be reasonably estimated or probable at this time. Based on the results of the Company’s fair value calculations and statistical analysis, an additional impairment charge of $18.6 million was recorded in the second quarter of 2000 against the carrying value of the portfolios of $34.4 million.

      In addition, during the second quarter of 2000, we recorded restructuring charges of approximately $1.3 million. This related to the closure of our Hutchinson, KS location ($0.4 million) and severance charges for certain officers of the Company who were replaced by former West Capital officers ($0.9 million).

      Other income and expenses. Total other expenses for the six months ended June 30, 2000 was $4.0 million compared to $0.5 million for the six months ended June 30, 1999. Interest expense for the six months ended June 30, 2000 was $3.9 million compared to $0.6 million for the six months ended June 30, 1999, an increase of $3.3 million. This increase is attributable to higher average outstanding borrowings during the six months ended June 30, 2000 as compared to the same period in 1999. The increase in higher outstanding borrowings reflects the 1999-1 Securitization in January 18, 2000, the issuance of $10.0 million of 12% Senior Notes in January, 2000 and the $2.2 million increase in capital lease obligations to $2.7 million at June 30, 2000 from $0.5 million at June 30, 1999. See “Liquidity and Capital Resources” below for further discussion of our borrowings.

      Income Tax Benefit. For the six months ended June 30, 2000 and 1999, we recorded income tax benefits of $7.3 million and $0.8 million, respectively, reflecting an effective rate of 28.6% and 40%.

      Net Loss. The resulting net loss for the six months ended June 30, 2000 was $18.2 million compared to net loss of $1.3 million for the six months ended June 30, 1999.

  Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

      Revenues. Total revenues for the three months ended June 30, 2000 were $10.1 million compared to total revenues of $5.5 million for the three months ended June 30, 1999, an increase of 81% or $4.6 million. The increase in revenues results from an increase in income from receivable portfolios of $2.7 million; an increase in income on retained interest of $1.0 million; and an increase in servicing fees and related income of $0.9 million.

      Approximately 41%, or $1.1 million, of the increase in income from the receivable portfolios is attributable to those portfolios purchased in the West Capital Transaction and the Trust Transaction. The remaining increase is due to a $16.1 million growth in the average outstanding balance of our investment in receivable portfolios. The receivable portfolios averaged $9.6 million during the three months ended June 30, 1999 and $25.7 million during the three months ended June 30, 2000.

      In connection with the December 30, 1998 securitization and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. For the three months ended June 30, 2000, we recognized income from retained interest in securitized receivables in the amount of $2.8 million, servicing fees from the December 30, 1998 securitization in the amount of $1.4 million and amortization of servicing liability in the amount of $0.5 million compared to income from retained interest in securitized receivables in the amount of $1.8 million, servicing fees in the amount of $1.4 million and amortization of servicing liability in the amount of $0.6 million in the three months ended June 30, 1999. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the condensed consolidated statements of operations.

      In a transaction that was separate from but related to the West Capital Transaction, Midland Credit became the successor servicer to a pool of charged-off consumer accounts that are owned by West Capital Receivables Corporation I, a California corporation and wholly-owned, bankruptcy remote subsidiary of West Capital. Under terms of this transaction, Midland Credit receives a servicing fee for collections of these receivables and during the period from May 22, 2000 (the date of the West Capital Transaction) through June 30, 2000, the Company recorded $1.0 million in servicing fees for the collections during that period.

      Total Operating Expenses. Total operating expenses were $29.7 million for the three months ended June 30, 2000 compared to $5.9 million for the three months ended June 30, 1999, an increase of $23.8 million or 402%. Total operating expenses as a percentage of revenues were 295% for the three months ended June 30, 2000, compared to 107% for the three months ended June 30, 1999. The increase in total operating expenses and increase in operating expenses as a percentage of revenues is a result a provision for portfolio losses of $18.6 million discussed above, our significant growth including the acquisition of assets in the West Capital Transaction and the hiring of additional employees related thereto. Salaries and employee benefits increased $1.5 million, or 34%, to $6.0 million in the three months ended June 30, 2000 from $4.5 million in the 1999 period. Approximately 87% of the increase in salaries and employee benefits, or $1.3 million, related to the addition of employees as a result of the West Capital Transaction. The growth of MCM also included the addition of executive and management personnel during the second half of 1999 when we purchased the majority of our owned receivable portfolios. In addition, the increase in personnel was necessary to install and implement a new Davox call management system and a related computer network. During the three months ended June 30, 2000 we employed an average of approximately 319 collectors compared to an average of 315 collectors during the same period in 1999. During the three months ended June 30, 2000, collections per collector increased 76% to an average of approximately $45,095 from $25,595 in the three months ended June 30, 1999. That resulted in higher compensation for collection personnel in the 2000 period.

      Other operating expenses, general and administrative expenses and depreciation and amortization expenses increased $2.4 million or 171% from $1.4 million to $3.8 million for the three months ended June 30, 1999 and 2000, respectively. Approximately $1.0 million, or 41%, of this increase is a result of the expenses associated with the operation of the assets acquired in the West Capital Transaction. The remaining increase of approximately $1.4 million was due primarily to the expansion of our Phoenix location, the growth in the receivable portfolios managed by us and the resulting increase in expenses relating to the collection of such receivable portfolios.

      In addition, the second quarter of 2000 included the restructuring charges of approximately $1.3 million related to the closure of our Hutchinson, KS location and executive severance charges as previously discussed.

      Other income and expenses. Total other expenses for the three months ended June 30, 2000 were $2.2 million compared to $0.4 million for the three months ended June 30, 1999, an increase of $1.8 million. Interest expense increased from $0.4 million for the three months ended June 30, 1999 to $2.0 million for the three months ended June 30, 2000. The increase reflects higher average outstanding borrowings during the three months ended June 30, 2000 as compared to the same period in 1999.

      Income Tax Benefit. For the three months ended June 30, 2000 and 1999, we recorded income tax benefits of $5.8 million and $0.3 million, respectively, reflecting an effective rate of 26.7% and 40%.

      Net Loss. The net loss for the three months ended June 30, 2000 was $16.0 million compared to net loss of $0.4 million for the three months ended June 30, 1999.

Liquidity and Capital Resources

      Historically, we have engaged in the business of acquiring and servicing charged-off loan portfolios, originated by national financial institutions and major retail corporations. However, as a result of limitations under our most recent securitization transaction and our warehouse facility, as amended, we cannot make additional purchases of receivables until we have acquired additional funding and maintain a specified level of liquidity. As a result, we are currently focused on servicing our existing owned and securitized portfolios and are seeking additional financing and liquidity. We anticipate the final payment of the debt outstanding under

Securitization 98-1 will occur in September, 2000 and the Company will begin to realize collection of the retained interest at that time.

      At June 30, 2000 we had cash of $1.1 million compared to $0.4 million at December 31, 1999. We utilize our unsecured, revolving line of credit for working capital needs and thus maintain a minimal amount of cash since we draw and repay the revolving line of credit on a regular basis. Our borrowing availability under this credit line was $1.1 million at June 30, 2000.

      We had total recoveries on managed receivable portfolios of $28.2 million for the six months ended June 30, 2000, an 88% increase over the $15.0 million collected in the same period in the prior year.

      On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote special purpose entity formed by us as a subsidiary of Midland Credit, issued non-recourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum (“Securitization 99-1”). The notes are collateralized by certain charged-off receivables securitized by us with a carrying amount of approximately $43.0 million at the time of transfer and an initial cash reserve account of $1.4 million and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of our warehouse facility. Income from these receivable portfolios will be recognized over the estimated life of the securitized receivables and the receivables and corresponding debt will remain on our balance sheet as long as Midland Credit is the servicer. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of our creditors. At June 30, 2000, the balance outstanding under these nonrecourse notes was $24.6 million.

      In addition, as a condition to closing Securitization 99-1, we were required to amend the warehouse facility to add many of the same restrictive covenants and default provisions agreed to in Securitization 99-1 and to require the note insurer or other controlling party to reappoint MCM as the servicer on a quarterly basis. We have been reappointed as servicer for the third quarter of 2000 under Securitization 99-1 and the warehouse facility.

      The warehouse facility contains a condition to borrowing that we maintain diversity among our receivables suppliers and the age and type of credit card receivables. As of June 30, 2000, we are not in compliance with the requirement that limits suppliers to 45% of the warehouse outstandings and with the requirement that not greater than 20% (25% in California) of our receivable portfolios financed within the warehouse be from a single state. The non-compliance is not a default under the warehouse facility. However, as a result of our non-compliance, we cannot borrow further funds under the warehouse unless the new accounts funded bring us back into compliance with these two items. Toward that end, we are actively seeking new sources of funding for the purchase of receivables.

      The terms of Securitization 99-1 and the warehouse facility, as amended, also require us to maintain specified levels of liquidity prior to purchasing additional receivable portfolios. As of June 30, 2000 we do not meet the specified level of liquidity required to purchase additional receivable portfolios.

      As a result of the portfolio performance issues previously discussed, the Company was unable to meet specified levels of liquidity and collect, as measured on June 30, 2000, certain minimum amounts from the receivable portfolios within Securitization 99-1. The Company has received a waiver with respect to the liquidity requirement through August 17, 2000 and is in active discussion with the note insurer regarding negotiation of the terms of the debt.

      If an event of default occurs and a waiver is not effective at such time, Midland Credit may be removed as servicer of the receivables in Securitization 99-1 and the warehouse facility and those receivables can be liquidated to pay off the related notes issue in the securitization and the warehouse. The note holders and the note insurer have only recourse against the pledged receivables and have no recourse against MCM or Midland Credit’s assets.

      The note insurer for the securitization and the warehouse (or noteholders under certain circumstances) can waive the event of default or, if the event of default is not waived, can elect to remove Midland as the servicer or to liquidate the receivables. Should such events occur, we believe that we would have sufficient liquidity to fund our operations and working capital needs. If there is an event of default and Midland Credit is removed as the servicer, which would also cause an event of default under the Notes more fully described below, MCM and Midland may be required to, among other things: (i) reduce the number of employees and overall scope of operations; (ii) sell certain of its unencumbered receivables portfolios for cash, (iii) reduce any future capital expenditures; (iv) pursue strategic alternatives such as a sale, merger or recapitalization of MCM or Midland Credit, or (v) seek protection under reorganization, insolvency or similar laws.

      If an event of default under the Securitization 99-1 or the warehouse facility occurs and is continuing and the controlling party removes MCM as servicer, that would also cause an event of default under the 12% Series No. 1 Senior Notes and would allow the Senior Notes to be accelerated.

      On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes (the “Notes”) to an institutional investor. We used the net proceeds of the Notes for general operating expenses. The Notes are unsecured obligations of MCM but are guaranteed by Midland Credit and Triarc Companies, Inc., a shareholder of MCM (“Triarc”). Triarc beneficially owns approximately 9.6% of the outstanding common stock of MCM. In connection with the issuance of the Notes, MCM issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. In addition, we paid Triarc a fee of $0.2 million in consideration of Triarc’s guarantee of this indebtedness. We engaged an independent valuation firm to determine the allocation of the $10.0 million principal amount between the Notes and the warrants. The results of the valuation were such that the value of the warrants was approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders’ equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants.

      Except for the receivable portfolios that we acquired as part of the West Capital Transaction and the Trust Transaction discussed above, we have not purchased any receivables since February 2000.

      We entered into the Fourth Amended and Restated Promissory Note effective June 30, 2000 to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2001. Under this revolving credit facility, there was $1.4 million and $1.1 million available as of December 31, 1999 and June 30, 2000, respectively. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of MCM — including Triarc. Triarc purchased a $15.0 million certificate of deposit from such lending bank, which is subject to set off under certain circumstances if the parties to the bank guaranties and to related agreements fail to perform their obligations thereunder.

      Capital expenditures for fixed assets and capital leases were $2.0 million during the six months ended June 30, 2000 reflecting the installation of a Davox call management system and other network hardware and software to support this system. Capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

      On May 22, 2000 through a new wholly owned subsidiary, we acquired certain operating assets of West Capital Financial Services Corp., an acquirer and servicer of distressed consumer receivables, in exchange for 375,000 shares of MCM’s common stock and the assumption of certain operating liabilities of West Capital. MCM guaranteed certain obligations of the new subsidiary under the agreement. In a separate but related transaction, MCM acquired certain distressed consumer receivables from a trust formed by a bankruptcy remote special purpose subsidiary of West Capital in exchange for 25,000 shares of MCM’s common stock and certain other non-cash consideration. The shares of MCM common stock exchanged were valued at the May 22, 2000 market price of $1.6875.

      The Company has reached an agreement in principle with certain affiliates of the Company for a $2.0 million stand-by line of credit secured by certain assets of the Company and its subsidiaries to use, if necessary, for working capital purposes. The line of credit would accrue interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal with any unpaid principal due no later than December 31, 2001. In addition, the lender would receive warrants to acquire up to 100,000 shares of common stock of the Company at $0.01 per share. This line of credit is contingent on, among other things, final lender approval, execution of definitive documentation and the approval of certain of the Company’s other lenders. There can be no assurance that these conditions will be satisfied and that the transaction will be finalized.

Contingencies

      We were involved in litigation involving our sale of certain receivables to third parties in 1997. This litigation was settled and all amounts due were paid during the six months ended June 30, 2000. The costs and expenses relating to the lawsuit and this settlement were expensed in the fourth quarter of 1999.

      On or about July 26, 2000, Midland Credit and MAC were served with a lawsuit in which each was named as a defendant. The lawsuit, filed by Household Bank (SB), N.A., Household Receivables Acquisition Company, and Household Card Services, Inc. (collectively, “Plaintiffs”), also names West Capital as a defendant. The complaint alleges that West Capital breached a certain forward-flow agreement for the purchase of receivables from the Plaintiffs. The Company does not believe that the complaint sets forth a factual basis for either MAC or Midland Credit to be liable for any alleged breach by West Capital of the forward-flow agreement with the Plaintiffs. The Company intends to vigorously defend the lawsuit.

      We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations.

      On May 24, 2000, the Company was notified by the NASDAQ National Market that its stock had failed to maintain a minimum market value of public float of $5,000,000 over the preceding thirty trading days. If the Company is unable to demonstrate compliance with this requirement for at least ten consecutive trading days by August 22, 2000, the common stock will be delisted at the opening of business on August 24, 2000. It does not appear that the Company will be able to comply with the public float requirement or, alternatively, with the initial listing standards for the NASDAQ Small-Cap Market. Delisting of the Company’s common stock from NASDAQ will likely result in a more limited trading market and could result in increased stock price volatility and greater bid/asked spreads. The market value of the Company’s common stock could also be adversely affected by these factors. The Company is exploring alternative trading markets for the common stock, including the OTC Electronic Bulletin Board.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We accrue income on our retained interest and certain of our receivable portfolios based on the effective interest rate, i.e., internal rate of return, applied to the original cost basis, adjusted for accrued income and principal payments. Effective interest rates are determined based on assumptions regarding the timing and amounts of portfolio collections. Such assumptions may be affected by changes in market interest rates. Accordingly, changes in market interest rates may affect our earnings. Changes in short-term interest rates also affect our earnings as a result of our borrowings under the revolving credit facility and the warehouse facility.

      We believe that our market risk information has not changed materially from December 31, 1999.

PART II — OTHER INFORMATION

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “project,” or the negation thereof or similar expressions constitute forward-looking statements within the meaning of the Reform Act. These statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For all forward-looking statements, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

      The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond the Company’s control. Factors that could affect the Company’s results and cause them to differ from those contained in the forward-looking statements include:

•	our ability to maintain existing and secure additional financing;

•	our ability to maintain sufficient liquidity to operate our business including our ability to meet the liquidity covenant of our securitization and warehouse transactions and to obtain new capital to enable the Company to purchase receivables;

•	our continued servicing of the receivables in our securitization transactions and warehouse facility;

•	our ability to recover sufficient amounts on or with respect to receivables to fund operations (including from sellers of non-conforming receivable portfolios);

•	our ability to hire and retain qualified personnel to recover our receivables efficiently;

•	changes in, or failure to comply with, government regulations;

•	our ability to successfully integrate the assets acquired from West Capital Financial Services Corp.;

•	the costs, uncertainties and other effects of legal and administrative proceedings; and

•	risk factors and cautionary statements made in our Annual Report on Form 10-K for the period ended December 31, 1999.

      Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

      In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

Item 1.  Legal Proceedings

      The Fair Debt Collection Practices Act and comparable state statutes may result in class action lawsuits which can be material to our business due to the remedies available under these statutes, including punitive damages. We have not been subject to a class action lawsuit to date.

      MCM was involved in litigation involving the sales of certain receivables by MCM to third parties in 1997. This litigation was settled and all amounts due were paid during the six months ended June 30, 2000. The costs and expenses relating to the lawsuit and this settlement were expensed in the fourth quarter of 1999.

      On or about July 26, 2000, Midland Credit and MAC were served with a lawsuit in which each was named as a defendant. The lawsuit, filed by Household Bank (SB), N.A., Household Receivables Acquisition Company, and Household Card Services, Inc. (collectively, “Plaintiffs”), also names West Capital as a defendant. The complaint alleges that West Capital breached a certain forward-flow agreement for the purchase of receivables from the Plaintiffs. The Company does not believe that the complaint sets forth a factual basis for either MAC or Midland Credit to be liable for any alleged breach by West Capital of the forward-flow agreement with the Plaintiffs. The Company intends to vigorously defend the lawsuit.

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

Item 2.  Changes in Securities and Use of Proceeds

      On May 22, 2000, the Company issued 375,000 shares of common stock to West Capital Financial Services Corp. as partial consideration for the assets acquired in connection with the West Capital Transaction and 25,000 shares of common stock in connection with the acquisition of certain charged-off consumer receivables from a trust formed by WCFSC Special Purpose Corporation. The issuance of these shares of common stock was exempt from the registration provisions of the Securities Act of 1933, as amended, under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 5.  Other Information

      Effective May 21, 2000, Robert E. Koe resigned as a director, President and Chief Executive Officer of the Company and its subsidiaries. The Board of Directors elected Carl C. Gregory, III, previously Chairman and Chief Executive Officer of West Capital Financial Services Corp., as President and Chief Executive Officer and a director of the Company. In addition, Barry R. Barkley was appointed Executive Vice President and Chief Financial Officer and J. Brandon Black was appointed Executive Vice President. Both served in the same capacities with West Capital Financial Services Corp.

      Effective June 28, 2000, John F. Craven resigned as Executive Vice President and Chief Operating Officer of the Company.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

27.1 —	Financial Data Schedule for the six month period ended June 30, 2000 submitted to the Securities and Exchange Commission in electronic format.

      (b)  Reports on Form 8-K.

      During the second quarter of 2000, MCM filed one report on Form 8-K dated May 22, 2000 and filed June 6, 2000. Under that report, MCM disclosed that it had closed a transaction in which it acquired substantially all of the operating assets of West Capital Financial Services Corp.

MCM CAPITAL GROUP, INC.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCM CAPITAL GROUP, INC.

By:	/s/ BARRY R. BARKLEY

Barry R. Barkley
Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 17, 2000

EXHIBIT INDEX

Exhibit No.		Description

27.1	—	Financial Data Schedule for the six month period ended June 30, 2000 submitted to the Securities and Exchange Commission in electronic format.