Form 10-Q
period 2000-09-30
MCM CAPITAL GROUP INC
filed 2000-11-14
CIK 1084961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

                        COMMISSION FILE NUMBER: 000-26489

                             MCM CAPITAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                          48-1090909
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

      5775 ROSCOE COURT
     SAN DIEGO, CALIFORNIA                                     92123
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                (877) 445 - 4581
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

      There were 7,591,131 shares of common stock outstanding as of October 31, 2000.

                             MCM CAPITAL GROUP, INC.
                               INDEX TO FORM 10-Q


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

      Item 1 -- Financial Statements:
            Condensed Consolidated Balance Sheets -- December 31, 1999 and
                September 30, 2000 ...........................................................             2
            Condensed Consolidated Statements of
            Operations -- Three months ended September 30,
                  1999 and 2000 and nine months ended September 30, 1999 and 2000 ............             3
            Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30,
                  1999 and 2000 ..............................................................             4
            Notes to Condensed Consolidated Financial Statements .............................             6

      Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                  of Operations ..............................................................            14

      Item 3 -- Quantitative and Qualitative Disclosures About Market Risk ...................            21

PART II -- OTHER INFORMATION

      Item 1 -- Legal Proceedings ............................................................            23

      Item 3 -- Defaults Upon Senior Securities ..............................................            23

      Item 6 -- Exhibits and Reports on Form 8-K .............................................            23

      Signatures .............................................................................            24

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             MCM CAPITAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,         SEPTEMBER 30,
                                                                                       1999 (A)               2000
                                                                                     ----------          ------------
                                                                                              (UNAUDITED)
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS
Cash ......................................................................            $    352            $  2,714
Restricted cash ...........................................................               2,939               3,389
Investment in receivable portfolios, net (Note 4) .........................              57,473              30,545
Retained interest in securitized receivables (Note 5) .....................              30,555              34,973
Property and equipment, net (Note 6) ......................................               7,943               7,940
Other assets ..............................................................               2,278               3,011
                                                                                       --------            --------
                                                                                       $101,540            $ 82,572
                                                                                       ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ..................................            $ 10,631            $  6,189
Servicing liability (Note 5) ..............................................               1,430                  --
Notes payable and other borrowings (Notes 5 and 7) ........................              47,418              58,417
Capital lease obligations .................................................               1,262               2,451
Deferred income tax liability .............................................               7,771                  --
                                                                                       --------            --------
Total liabilities .........................................................              68,512              67,057
Stockholders' equity:
     Common stock, $0.01 par value, 50,000,000 shares authorized, 7,191,131 shares issued and outstanding at December 31, 1999 and
     7,591,131 shares issued and outstanding at September 30, 2000 ........                  72                  76
     Common stock warrants (Note 7) .......................................                  --               1,610
     Additional paid in capital ...........................................              19,777              20,448
     Accumulated other comprehensive income ...............................               4,321               3,343
     Retained earnings (accumulated deficit) ..............................               8,858              (9,962)
                                                                                       --------            --------
Total stockholders' equity ................................................              33,028              15,515
                                                                                       --------            --------
Total liabilities and stockholders' equity ................................            $101,540            $ 82,572
                                                                                       ========            ========

(A) Derived from the audited consolidated financial statements as of December 31, 1999

      See accompanying notes to condensed consolidated financial statements

                             MCM CAPITAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                          --------------------------           --------------------------
                                                             1999             2000               1999             2000
                                                          ---------         --------           --------         --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                 (UNAUDITED)
Revenues:
     Income from receivable portfolios ..........         $  4,401          $  4,035          $  6,646          $ 11,672
     Income from retained interest ..............            2,051             3,133             5,556             8,486
     Gain on sales of receivable portfolios .....               --                --                17                --
     Servicing fees and related income ..........            1,753             2,993             5,727             7,944
                                                          --------          --------          --------          --------
Total revenues: .................................            8,205            10,161            17,946            28,102
Operating expenses:
     Salaries and employee benefits .............            4,989             6,628            13,181            17,913
     Other operating expenses ...................              916             1,574             2,571             4,337
     General and administrative expenses ........              641             1,217             1,712             3,593
     Depreciation and amortization ..............              264               563               697             1,567
     Provision for portfolio losses .............               --            (1,144)               --            19,500
     Restructuring charges (Note 3) .............               --                --                --             1,335
                                                          --------          --------          --------          --------
Total operating expenses ........................            6,810             8,838            18,161            48,245
                                                          --------          --------          --------          --------
Income (Loss) before other income and expense and
           income taxes .........................            1,395             1,323              (215)          (20,143)
Other income and expense:
     Interest expense ...........................             (572)           (2,164)           (1,213)           (6,040)
     Other income (expense) (Note 4) ............               22                46               170              (102)
                                                          --------          --------          --------          --------
Total expense ...................................             (550)           (2,118)           (1,043)           (6,142)
                                                          --------          --------          --------          --------
Income (Loss) before income taxes ...............              845              (795)           (1,258)          (26,285)
(Provision for) Benefit from Income Tax .........             (338)              166               503             7,464
                                                          --------          --------          --------          --------
Net Income (Loss) ...............................         $    507          $   (629)         $   (755)         $(18,821)
                                                          ========          ========          ========          ========
Basic and diluted loss per share:
     Net Income (Loss) ..........................         $   0.07          $  (0.08)         $  (0.14)         $  (2.55)
                                                          ========          ========          ========          ========
Shares used for computation (in thousands):
     Basic ......................................            6,849             7,591             5,584             7,383
     Diluted ....................................            6,893             7,591             5,584             7,383

      See accompanying notes to condensed consolidated financial statements

                             MCM CAPITAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                1999             2000
                                                                                             ---------         --------
                                                                                                  (IN THOUSANDS)
                                                                                                     (UNAUDITED)
Cash flows from operating activities:
     Net loss ......................................................................         $   (755)         $(18,821)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization ...........................................              697             1,567
           Amortization of loan costs and debt discount ............................               94               996
           Gain on sales of receivable portfolios ..................................              (17)               --
           Loss on sales of property and equipment .................................               --               477
           Deferred income tax benefit .............................................             (503)           (7,464)
           Income accrued on retained interest .....................................           (5,556)           (8,486)
           Amortization of servicing liability .....................................           (1,707)           (1,430)
           Settlement of amount payable under receivable portfolio purchase contract               --            (2,322)
           Writeoff of basis of settled portfolios .................................               --               427
           Increase in restricted cash .............................................           (2,455)             (450)
           (Increase) decrease in service fee receivable ...........................             (331)              379
           Provision for portfolio losses ..........................................               --            19,500
           Decrease (increase) in other assets .....................................             (112)             (163)
           Note payable issued in lieu of interest payment .........................               --               613
           Increase (decrease) in accounts payable and accrued liabilities .........              (63)           (3,833)
                                                                                             --------          --------
           Net cash used in operating activities ...................................          (10,708)          (19,010)
                                                                                             --------          --------
Cash flows from investing activities:
     Net (accretion) collections applied to principal
           of receivable portfolios ................................................           (2,397)           12,522
     Purchases of receivable portfolios, net .......................................          (35,837)           (3,538)
     Collections of retained interest and cash reserves ............................               --             2,791
     Proceeds from sales of receivable portfolios ..................................              108                17
     Cash acquired in acquisition of assets from West Capital Financial Svcs. Corp.                --                 9
     Proceeds from the sale-leaseback of property and equipment ....................               --               607
     Proceeds from sale of property and equipment ..................................               --               400
     Purchases of property and equipment ...........................................           (1,609)             (980)
                                                                                             --------          --------
           Net cash (used in) provided by investing activities .....................          (39,735)           11,828
                                                                                             --------          --------

                             MCM CAPITAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          1999              2000
                                                                                        --------          -------
                                                                                              (IN THOUSANDS)
                                                                                               (UNAUDITED)
Cash flows from financing activities:
     Proceeds from notes payable and other borrowings .........................           61,003            67,117
     Repayments of notes payable and other borrowings .........................          (32,830)          (55,282)
     Capitalized loan costs relating to financing arrangements ................           (1,370)           (1,743)
     Proceeds from issuance of common stock in Initial Public Offering ........           22,500                --
     Payment of capitalized costs relating to public offering of common stock .           (2,781)               --
     Net repayment of capital lease obligation ................................              (83)             (548)
                                                                                        --------          --------
           Net cash provided by financing activities ..........................           46,439             9,544
                                                                                        --------          --------
Net increase (decrease) in cash ...............................................           (4,004)            2,362
Cash at beginning of period ...................................................            4,658               352
                                                                                        --------          --------
Cash at end of period .........................................................         $    654          $  2,714
                                                                                        ========          ========
Supplemental schedule of noncash investing and financing activities:
     Assets acquired under capital leases .....................................               --          $  1,130
     Discount applied to Senior Notes for issuance of warrants, net ...........               --             1,449
     Acquisition of assets and assumption of certain liabilities under purchase
           agreement with West Capital Financial Services Corp. (Note 2) ......               --                --

      See accompanying notes to condensed consolidated financial statements

                             MCM CAPITAL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     MCM Capital Group, Inc. ("MCM") is a holding company whose principal asset is its investment in Midland Credit Management, Inc. ("Midland Credit") and its subsidiaries (collectively referred to herein as the "Company"). The Company is a financial services company specializing in the recovery, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company's receivable portfolios consist primarily of charged-off domestic credit card receivables purchased from national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations to the extent available and borrowings from third parties.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments consisting only of normal recurring adjustments, except for the provision recorded for portfolio losses, necessary to present fairly the Company's financial position as of December 31, 1999 and September 30, 2000, its results of operations for the three-month and nine-month periods ended September 30, 1999 and 2000 and its cash flows for the nine-month periods ended September 30, 1999 and 2000 (see Note 4). This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. Certain statements in these notes to the condensed consolidated financial statements constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See "Part II-Other Information."

NOTE 2 - ACQUISITION OF CERTAIN ASSETS OF WEST CAPITAL FINANCIAL SERVICES CORP.

            On May 22, 2000, Midland Acquisition Corporation ("MAC"), a Delaware corporation and a wholly owned subsidiary of MCM, completed the acquisition of certain operating assets of WCFSC, Inc., formerly known as West Capital Financial Services Corp., a California corporation ("West Capital"), and the assumption of certain operating liabilities of West Capital, pursuant to an Asset Purchase Agreement, dated May 11, 2000, between MAC and West Capital (the "Purchase Agreement") (collectively the "West Capital Transaction"). In connection with the transaction, MCM entered into a Guaranty for the benefit of West Capital to guarantee certain obligations of MAC with regard to the transaction. West Capital is a majority owned subsidiary of Sun America, Inc.

            The consideration for the acquisition consisted of 375,000 shares of MCM's common stock and the assumption of approximately $1.75 million of certain liabilities. The 375,000 shares had a value of approximately $632,812 based on a closing price of $1.6875 per share on May 22, 2000, as reported by NASDAQ National Market.

            The assets acquired include three portfolios of charged-off credit card receivables, all of the fixed assets of West Capital, and certain agreements and licenses used by West Capital in the operation of its business. Various assets that were acquired pursuant to the Purchase Agreement were used as part of West Capital's business of collecting charged-off credit card receivables, including computer hardware and software, telephone equipment, and other related equipment. MAC has continued to use those assets in similar operations. As part of the transaction, all of the previous employees of West Capital were offered employment by Midland Credit.

            In a separate but related transaction, MCM acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation, a California corporation and wholly owned subsidiary of West Capital ("WCFSC SPC"), pursuant to a Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. The consideration for the acquisition consisted of 25,000 shares of MCM's common stock, 10,000 shares of Redeemable Preferred Stock of WCFSC Special Purpose Corporation II (the "Preferred Stock"), and a WCFSC Consumer Receivables Recovery Trust 1995-1 Note (the "Note"), with a remaining principal balance of approximately $228,000. The 25,000 shares of MCM common stock had a value of approximately $42,187 based on a closing price of $1.6875 per share on May 22, 2000 as reported by NASDAQ National Market. The 10,000 shares of Preferred Stock and the Note were both previously acquired by MCM in a separate transaction with SunAmerica Inc., for a nominal fee.

            Following are the assets acquired stated at their allocated cost basis, based upon their relative values for accounting purposes at the time of acquisition together with the liabilities assumed (amounts in thousands):

                                                  WCFSC          WEST
                                                   SPC          CAPITAL
                                                 ------         ------
Cash ...................................         $   --         $    9
Investment in receivable portfolios, net             42          1,958
Property and equipment, net ............             --            323
Other assets ...........................             --             87
                                                 ------         ------
     Total assets acquired .............         $   42         $2,377
                                                 ======         ======

Accounts payable .......................         $   --         $  568
Accrued salaries & wages ...............             --          1,066
Other accrued expenses .................             --            110
                                                 ------         ------
     Total liabilities assumed .........         $   --         $1,744
                                                 ======         ======

     In a separate but related transaction, Midland Credit became the successor servicer to a pool of charged-off consumer accounts that are owned by West Capital Receivables Corporation I, a California corporation and wholly-owned, bankruptcy-remote subsidiary of West Capital. Under the terms of the servicing contract, Midland Credit earned a servicing fee for collections of these receivables during the period from May 22, 2000 (date of acquisition) through September 30, 2000 of $2,853,000 for the collections during that period.

NOTE 3 - RESTRUCTURING CHARGES

     In conjunction with the West Capital Transaction, certain former officers of West Capital were hired as officers of the Company, replacing certain officers of the Company, which resulted in severance charges of approximately $839,000 for the nine months ended September 30, 2000.

     Effective June 29, 2000, the Company closed its operations center in Hutchinson, KS. In conjunction with this closing, the Company recorded severance charges of approximately $210,000 for the approximately 93 employees terminated. In addition, the Company recorded a charge of approximately $286,000 for the nine months ended September 30, 2000 to write-down the Hutchinson, KS building to its fair market value as determined by the sale of the property which closed on July 20, 2000 for $400,000.

NOTE 4 - INVESTMENT IN RECEIVABLE PORTFOLIOS

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

     The Company monitors impairment of receivable portfolios based on projected future cash flows of each portfolio compared to each portfolio's carrying amount in those cases where the projected future cash flows are determined to be reasonably estimable. The discount rate in these instances is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the present value of expected future cash flows. No provision for losses was recorded in 1999.

     During the first quarter of 2000, the Company determined that twenty-two of its receivable portfolios that had been acquired in 1999 were not performing in a manner consistent with the Company's expectations and historical results for the specific type of receivables within those portfolios. This appeared to be the result of non-compliance of the receivable portfolios with covenants and representations contained in the related purchasing contracts. At that time, the Company was unable to determine the fair value of these portfolios, as it was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, the Company ceased accrual of income on these portfolios effective January 1, 2000 and provided an estimated provision for portfolio losses of $2,059,000 in the first quarter of 2000. In accordance with AICPA Practice Bulletin 6, the Company is accounting for these portfolios under the cost recovery method until such time that it can demonstrate its ability to estimate the amount and timing of anticipated collections.

           During the second quarter of 2000, the Company used proprietary statistical models that were acquired through the West Capital Transaction to estimate the recoverable value of its portfolios, and thus reasonably estimate the fair value of each portfolio. As part of that process, the Company isolated the portions of those portfolios containing what the Company considers to be ineligible assets. Other than as discussed in the paragraph that follows, the Company has not recorded an accrual for any potential recoveries, as such amounts are not deemed to be reasonably estimated or probable at this time. Based on the results of the Company's fair value calculations and statistical analysis during the second quarter, an additional impairment charge of $18,586,000 was recorded against the carrying value of the portfolios of $34,400,000 during the three months ended June 30, 2000. These portfolios remain on non-accrual as of September 30, 2000, and the full amount of collections from these portfolios has been applied to the receivable portfolio carrying amount since January 1, 2000. However, any collections in excess of the net book value of an individual receivable portfolio are recorded as income and for the three months ended September 30, 2000, approximately $153,000 of collections in excess of the net book value of certain receivable portfolios were recorded as income.

     On August 14, 2000, the Company entered into a settlement agreement (the "Settlement") with an issuer from whom it purchased certain of these ineligible receivables (the "Issuer"). In connection with the Settlement, the Issuer forgave the payment of the original purchase price ($2,322,000) for certain ineligible receivables that were owned by Midland Credit and were unencumbered. In the second quarter of 2000, the Company recorded a $1,144,000 provision for uncollectible accounts related to the ineligible receivables. In connection with the Settlement, Midland Credit (i) reversed the $2,322,000 liability pertaining to the original purchase price, (ii) recorded a recovery of the $1,144,000 provision for uncollectible accounts previously recorded on such receivables,
(iii) applied $751,000 of collections on these portfolios to income from receivable portfolios and (iv) reversed the $427,000 remaining balance of the receivable portfolios. As these receivable portfolios have no cost basis, all collections are recorded as income. After September 30, 2000, Midland Credit, as the servicer of Securitization 99-1, received $651,000 from the Issuer in payment for the return to the Issuer of certain ineligible receivables that were previously purchased from the Issuer. As a result of the amendment to Securitization 99-1 discussed in Note 5 below, this recovery is subject to the lien in Securitization 99-1. In November 2000, $622,000, net of $29,000 in attorney fees, was paid to the noteholders in Securitization 99-1 in payment of amounts owing on the non-recourse notes payable. The Company is considering possible remedies that may be available to it from other entities from which ineligible receivables were purchased.

     The following summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

                                                                                Year           Nine Months
                                                                                Ended             Ended
                                                                            December 31,       September 30,
                                                                                1999               2000
                                                                            ------------       ------------
Balance at beginning of period .......................................         $  2,052          $ 57,473
      Purchase of receivable portfolios ..............................           51,969             3,538
      Receivable portfolios acquired in the West Capital transaction .               --             2,000
      Cost of receivable portfolios sold .............................             (260)              (17)
      Net accretion (collections) applied to
            principal of receivable portfolios .......................            3,712           (12,522)
      Writeoff of basis of settled portfolios ........................               --              (427)
      Provision for portfolio losses .................................               --           (19,500)
                                                                               --------          --------
Balance at end of period .............................................         $ 57,473          $ 30,545
                                                                               ========          ========

NOTE 5 - SECURITIZATION OF RECEIVABLE PORTFOLIOS

     On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose entity formed by the Company as a subsidiary of Midland Credit, issued non-recourse notes in the amount of $28,900,000, bearing interest at 9.63% per annum ("Securitization 99-1"). The notes are collateralized by certain charged-off receivables with a carrying amount of approximately $43,000,000 at the time of transfer and an initial cash reserve account of $1,445,000 and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of the Company's warehouse facility. Income will be recognized over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on the Company's balance sheet. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of creditors of the Company. At September 30, 2000, the balance outstanding under these non-recourse notes was $22,487,000. (See Note 7)

     As a condition to closing Securitization 99-1, Midland Credit was required to amend the warehouse facility. At September 30, 2000, Midland Credit was in default of certain terms of Securitization 99-1 and the warehouse facility. However, as of October 1, 2000, the terms of Securitization 99-1 and the warehouse facility were amended and the Company was in compliance with all amended terms. The amendments include that Midland

Credit (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the warehouse facility and Securitization 99-1 based on current projections, (iii) must maintain on a consolidated basis a minimum net worth of an amount that decreases on a quarterly basis from $13,600,000 to $7,300,000, over the period from September 30, 2000 through September 30, 2001 and remains at $7,300,000 thereafter, (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000, (v) was granted greater flexibility in the sale of certain accounts and the use of third party collectors and (vi) will receive increased servicing fees, paid on a weekly basis. In addition, the amendments increase the interest rate on notes (i) in Securitization 99-1 to 10% and (ii) the warehouse facility to one week LIBOR plus 117 basis points. The warehouse facility was also converted to a term loan with a final payment date of December 15, 2004. Midland Credit is also required to pay to the noteholders any recoveries after September 22, 2000, net of attorney fees and certain costs, from certain issuers that previously sold the securitized receivables to Midland Credit.

     On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose entity formed by the Company, as a subsidiary of Midland Credit, issued non-recourse notes in the principal amount of $33,000,000, which had a fixed rate of interest at 8.63% (the "1998 Securitization"). These notes were repaid in full on September 11, 2000. The notes were collateralized by credit card receivables securitized by the Company with a carrying amount of approximately $33,800,000 at the time of transfer. The 1998 Securitization was accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No.
125). The Company recorded a retained interest and a servicing liability and recognized a gain of approximately $9,300,000 in 1998.

     In connection with the 1998 Securitization, the Company received a servicing fee equal to 20% of the gross monthly collections of the securitized receivables through repayment of the notes on September 11, 2000 at which time all collections of these receivables are retained by the Company as collections of the retained interest and thereby reduce the balance of the retained interest. During the nine months ended September 30, 1999 and September 30, 2000 the Company recorded servicing fees of $4,020,000 and $3,662,000, respectively, for collections during such periods. The benefits of servicing the securitized receivables did not adequately compensate the Company for performing the servicing; therefore, the Company recorded a servicing liability of $3,607,000 in accordance with SFAS No. 125. During the nine months ended September 30, 1999 and September 30, 2000, the Company recorded amortization of this servicing liability of $1,707,000 and $1,430,000, respectively. In conjunction with the repayment of the note payable under the 1998 Securitization, the servicing liability was fully amortized during the third quarter of 2000.

     As a result of the 1998 Securitization, the Company recorded a retained interest of $23,986,000 in securitized receivables. The retained interest was held by a wholly owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of creditors of the Company. The retained interest was collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the note holders. The Company recognized accretion of $5,556,000 and $8,486,000 on the retained interest during the nine months ended September 30, 1999 and September 30, 2000, respectively, together with certain other changes as shown in the table below resulting in a retained interest balance of $34,973,000 at September 30, 2000. In addition, the Company reported other comprehensive income in 1998 with respect to the retained interest recorded as a separate component of stockholders' equity with an accumulated balance of $3,343,000, net of related income taxes, at September 30, 2000.

     The following summarizes the changes in the balance of the retained interest in the 1998 Securitization for the nine months ended September 30, 2000 (in thousands):

                                                                                                   Fair
                                              Cash           Amortized        Unrealized           Market
                                            Reserves            Cost             Gain              Value
                                            --------          --------          --------          --------
Balance at beginning of period ....         $    660          $ 22,694          $  7,201          $ 30,555
      Interest accrued ............               --             8,486                --             8,486
      Cash reserves refund ........             (660)               --                --              (660)
      Retained interest collections               --            (2,132)               --            (2,132)
      Decrease in unrealized gain .               --                --            (1,276)           (1,276)
                                            --------          --------          --------          --------
Balance at end of period ..........         $     --          $ 29,048          $  5,925          $ 34,973
                                            ========          ========          ========          ========


NOTE 6 - PROPERTY AND EQUIPMENT

The following is a summary of the components of property and equipment (in thousands) (see Note 3):

                                                     December 31,     September 30,
                                                          1999            2000
                                                     -----------      ------------
Property and equipment, at cost ..............         $10,041         $10,628
Less accumulated depreciation and amortization           2,098           2,688
                                                       -------         -------
                                                       $ 7,943         $ 7,940
                                                       =======         =======

NOTE 7 - NOTES PAYABLE AND OTHER BORROWINGS

The Company is obligated under borrowings as follows (in thousands):

                                                                       December 31,     September 30,
                                                                          1999             2000
                                                                       -----------      ------------
Revolving line of credit, 8.50%, unsecured,
      Due April 15, 2001 .......................................         $13,615         $14,616
Warehouse facility, 0.8% over LIBOR, 7.45% at
      September 30, 2000 .......................................          33,779          12,140
Notes payable, Securitization 99-1, 9.63% (Note 5) .............              --          22,487
12% Senior Notes due January 12, 2007 (net of unamortized debt
      discount of $1,449,000 for value of common stock warrants)              --           8,551
12% Senior Notes due July 1, 2005 ..............................              --             613
Various installment obligations, 7.7% ..........................              24              10
                                                                         -------         -------
                                                                         $47,418         $58,417
                                                                         =======         =======

     On January 12, 2000, the Company issued $10,000,000 in principal amount of 12% Series No. 1 Senior Notes (the "Notes") to an institutional investor. The Notes are unsecured obligations of the Company but are guaranteed by Midland Credit, MAC and Triarc Companies, Inc., a shareholder of the Company ("Triarc"). Triarc beneficially owns approximately 9.6% of the outstanding common stock of the Company. In connection with the issuance of the Notes, the Company issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. In addition, the Company paid a fee to Triarc in the amount of $200,000 in consideration of Triarc's guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the allocation of the $10,000,000 principal amount between the Notes and the warrants. The results of the valuation valued the warrants at approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders' equity in the amount of $1,611,000 with the same amount recorded as a reduction of the $10,000,000 note payable. This $1,611,000 debt discount is being amortized as interest expense over the five-year exercise period of the warrants resulting in a remaining debt discount balance of $1,449,000 at September 30, 2000. In addition, the Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Notes are outstanding the interest may be repaid in kind at the Company's option through issuance of additional 12% Senior Notes due July 1, 2005. For the interest payment that was due in July, 2000, the Company issued a 12% Senior Note in the amount of $613,333.

     The Company entered into the Fourth Amended and Restated Promissory Note effective June 30, 2000 to renew its revolving line of credit. The $15,000,000 revolving line of credit accrues interest at the Prime Rate and matures on April 15, 2001. Under this revolving credit facility, there was $1,385,000 and $384,000 available as of December 31, 1999 and September 30, 2000, respectively. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of the Company, including Triarc. Triarc has purchased a $15,000,000 certificate of deposit from such lending bank which is subject to set off under certain circumstances if the parties to the bank guaranties and related obligations fail to perform their obligations thereunder.

     On March 31, 1999, Midland Credit, through a bankruptcy remote subsidiary, entered into a $35,000,000 securitized receivables acquisition facility or "warehouse facility" and has a balance outstanding under this facility of $12,140,000 as of September 30, 2000. The terms of the warehouse facility were originally such that it had a two-year revolving funding period, which was set to expire April 15, 2001. During the first quarter of 2000, Midland Credit determined that twenty-two of its receivable portfolios that were acquired during the previous twelve months were not performing in a manner consistent with its expectations and historical results for the specific types of receivables within those portfolios. As a result of the portfolio performance issues as measured on September 30, 2000, the Company was in default with respect to Securitization 99-1 and the warehouse facility. As discussed in Note 5, as of October 1, 2000, Securitization 99-1 and the warehouse facility were amended such that the Company is currently in compliance with all provisions of these two facilities.

     Although the Company is currently in compliance with all provisions of Securitization 99-1 and the warehouse facility, if an event of default occurs and a waiver is not effective at such time, Midland Credit may be removed as servicer of the receivables in Securitization 99-1 and the warehouse facility. The note insurer for Securitization 99-1 and the warehouse facility (or note holders under certain circumstances) can waive the event of default or, if the event of default is not waived, can elect to have Midland Credit removed as the servicer. Should such an event of default occur, Midland Credit believes that it would have sufficient liquidity to fund its operations and working capital needs, provided the event of default is waived or the event of default is not waived and the election is made not to remove Midland Credit as the servicer. If, however, an event of default occurs and the controlling party removes Midland Credit as servicer, this would cause an event of default under the Notes and allow the Notes to be accelerated. If the Notes are thereby accelerated, Midland Credit and MCM may be required to, among other things, (i) reduce the number of employees and overall scope of operations, (ii) sell certain of its receivables portfolios for cash, (iii) reduce any future capital expenditures,
(iv) pursue strategic alternatives such as a sale, merger or recapitalization of MCM or Midland Credit or (v) seek protection under reorganization, insolvency or similar laws.

NOTE 8 - COMPREHENSIVE LOSS

The following is a summary of the comprehensive loss components (in thousands):

                                               Nine Months Ended
                                                 September 30,
                                           1999               2000
                                         --------          --------
Net loss .......................         $   (755)         $(18,821)
Decrease in unrealized gain on
"available for sale" investments             (333)             (978)
                                         --------          --------
Comprehensive loss .............         $ (1,088)         $(19,799)
                                         ========          ========

     The unrealized gain pertains to the retained interest from the 1998 Securitization. The retained interest is carried at fair value in accordance with SFAS 115 and any changes in fair value are recorded as a component of other comprehensive income, net of taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K of MCM Capital Group, Inc. ("MCM" or collectively with Midland Credit Management, Inc. ("Midland Credit") and its subsidiaries, the "Company") for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. A general description of the Company's industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See "Part II-Other Information."

     On May 22, 2000, Midland Acquisition Corporation, a Delaware corporation ("MAC") and a wholly owned subsidiary of MCM, completed the acquisition of certain operating assets of WCFSC, Inc. formerly known as West Capital Financial Services Corp., a California corporation ("West Capital"), and the assumption of certain operating liabilities of West Capital, pursuant to an Asset Purchase Agreement dated May 11, 2000 between MAC and West Capital (the "Purchase Agreement") (collectively the "West Capital Transaction"). In connection with the transaction, MCM entered into a Guaranty for the benefit of West Capital to guarantee certain obligations of MAC with regard to the transaction. The Company's results of operations and liquidity and capital resources as discussed below include the effects of the West Capital Transaction from the date of acquisition.

     In a transaction that was separate but related to the West Capital Transaction, Midland Credit became the successor servicer to a pool of charged-off consumer accounts that are owned by West Capital Receivables Corporation I, a California corporation and wholly-owned, bankruptcy-remote subsidiary of West Capital (the "Servicing Transaction"). Midland Credit will receive a servicing fee for collections of these receivables.

     In a separate but related transaction, MCM acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation, a California corporation and wholly owned subsidiary of West Capital ("WCFSC SPC"), pursuant to a Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1 (the "Trust Transaction").

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999


     Revenues. Total revenues for the nine months ended September 30, 2000 were $28.1 million compared to total revenues of $17.9 million for the nine months ended September 30, 1999, an increase of $10.2 million or 57%. The increase in revenues was the result of an increase in income from receivable portfolios of $5.1 million; an increase in income on retained interest of $2.9 million; and an increase in servicing fees and related income of $2.2 million.

     Income from receivable portfolios increased $5.1 million or 76%, from $6.6 million in the nine months ended September 30, 1999 to $11.7 million for the nine months ended September 30, 2000. Approximately 55%, or $2.8 million, of this increase is attributable to the receivable portfolios purchased in the West Capital Transaction and the Trust Transaction. The remaining increase in income from receivable portfolios is due to a $30.4 million, or

181% increase, in the average outstanding balance of our investment in receivable portfolios during the period, from an average outstanding balance of $16.8 million during the nine months ended September 30, 1999 to an average of $47.2 million during the nine months ended September 30, 2000. However, as further discussed below, we discontinued the accrual of income on certain of the Company's receivable portfolios effective January 1, 2000. The increase in the average outstanding balance of our investment in receivable portfolios is the result of (i) the purchase of $52.0 million and $3.2 million of receivable portfolios during the year ended December 31, 1999 and the nine months ended September 30, 2000, respectively and (ii) the December 30, 1998 securitization of receivable portfolios with a carrying amount of $33.8 million which significantly reduced the receivable balance in early 1999. The December 30, 1998 securitization was accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 125 and, thus, the receivables were sold and no longer accrue income to the benefit of MCM other than servicing fees and income from the retained interest.

     In connection with the 1998 Securitization and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. For the nine months ended September 30, 2000, we recognized income from retained interest in securitized receivables in the amount of $8.5 million, servicing income in the amount of $3.7 million and amortization of the servicing liability in the amount of $1.4 million which compares to income from retained interest in securitized receivables in the amount of $5.6 million, servicing income in the amount of $4.0 million and amortization of the servicing liability in the amount of $1.7 million in the nine months ended September 30, 1999. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the condensed consolidated statements of operations. The notes payable under the 1998 Securitization were repaid in full in September, 2000 and as a result, the remaining balance of the servicing liability was amortized during the three months ended September 30, 2000. The Company will no longer record servicing fee income with respect to these portfolios since all future collections represent retained interest collections and will pay down the balance of the retained interest.

       Under terms of the Servicing Transaction, Midland Credit receives a servicing fee for collections of these receivables and during the period from May 22, 2000 (the date of the West Capital Transaction) through September 30, 2000, the Company recorded $2.9 million in servicing fees for the collections during that period.

     Total Operating Expenses. Total operating expenses were $48.2 million for the nine months ended September 30, 2000 compared to $18.2 million for the nine months ended September 30, 1999, an increase of $30.1 million or 166%. Total operating expenses as a percentage of revenues were 172% for the nine months ended September 30, 2000, compared to 101% for the nine months ended September 30, 1999. The increase in total operating expenses and increase in operating expenses as a percentage of revenues is a result of provision for portfolio losses of $2.1 million recorded in the first quarter of 2000 and $18.6 million recorded in the second quarter of 2000, offset by the recovery of $1.1 million of the provision in the third quarter, along with our significant growth, including the acquisition of assets in the West Capital Transaction and the hiring of additional employees related thereto. We also recorded restructuring charges of approximately $1.3 million during the second quarter of 2000 as further discussed below. Salaries and employee benefits increased $4.7 million, or 36%, to $17.9 million in the nine months ended September 30, 2000 from $13.2 million in the corresponding 1999 period. Approximately $3.5 million of the increase in salaries and employee benefits related to the addition of employees as a result of the West Capital Transaction partially offset by a decrease of approximately $0.8 million attributable to the closure of the Hutchinson facility in June 2000. The growth of the Phoenix facility accounted for the remaining increase in salaries and employee benefits and included the addition of executive and management personnel during the second half of 1999 when a majority of our owned receivable portfolios were purchased. In addition, an increase in personnel was necessary to install and implement a new Davox call management system and a related computer network in the Phoenix facility. Further, during the nine months ended September 30, 2000, collections per collector averaged approximately $130,238, a 67% increase over the average collections per collector of approximately $77,840 during the nine months ended September 30, 1999. This resulted in higher compensation for collection personnel employed in the 2000 period.

     Other operating expenses, general and administrative expenses and depreciation and amortization expenses increased $4.5 million or 91% from $5.0 million to $9.5 million for the nine months ended September 30, 1999 and 2000, respectively. Approximately $1.6 million of this increase is a result of expenses associated with the operations acquired in the West Capital Transaction partially offset by a decrease of approximately $0.5 million attributable to the closure of the Hutchinson facility with the remaining increase of approximately $3.4 million due primarily to the expansion of our Phoenix location, the growth in the receivable portfolios managed by us and the resulting increase in expenses relating to the collection of such receivable portfolios.

     During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during 1999 were not performing in a manner consistent with our expectations and historical results for the specific type of receivables within those portfolios. This appeared to be the result of non-compliance of the receivable portfolios with covenants and representations contained in the related purchasing contracts. At that time, we were unable to determine the fair value of these portfolios as we were unable to reasonably estimate the amount and timing of anticipated collections. Therefore, we ceased accrual of income on these portfolios effective January 1, 2000 and provided an estimated provision for portfolio losses of $2.1 million in the first quarter of 2000. In accordance with AICPA Practice Bulletin 6, we are accounting for these portfolios under the cost recovery method until such time that we can demonstrate our ability to estimate the amount and timing of anticipated collections.

     During the second quarter of 2000, proprietary statistical models that were acquired through the West Capital Transaction enabled us to estimate the recoverable value, and thus reasonably estimate the fair value, of each portfolio. As part of that process, we isolated the portions of those portfolios containing what we consider to be ineligible assets. Other than the $1.1 million recovery of uncollectible accounts recorded in the third quarter, the Company has not recorded an accrual for any potential recoveries, as such amounts are not deemed to be reasonably estimated or probable at this time. Based on the results of the Company's fair value calculations and statistical analysis during the second quarter, an additional impairment charge of $18.6 million was recorded against the carrying value of the portfolios of $34.4 million for the three months ended June 30, 2000. These portfolios remain on non-accrual as of September 30, 2000, and the full amount of collections from these portfolios has been applied to the receivable portfolio carrying amount since January 1, 2000. However, any collections in excess of the net book value of an individual receivable portfolio will be recorded as income and for the three months ended September 30, 2000, approximately $0.8 million of collections in excess of the net book value of certain receivable portfolios was recorded as income.

     In addition, during the second quarter of 2000, we recorded restructuring charges of approximately $1.3 million. This related to the closure of our Hutchinson, KS location ($0.5 million) and severance charges for certain officers of the Company who were replaced by former West Capital officers ($0.8 million).

     Other income and expenses. Total other expenses for the nine months ended September 30, 2000 were $6.1 million compared to $1.0 million for the nine months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 was $6.0 million compared to $1.2 million for the nine months ended September 30, 1999, an increase of $4.8 million. This increase is attributable to higher average outstanding borrowings during the nine months ended September 30, 2000 as compared to the same period in 1999. The increase in higher outstanding borrowings reflects the $28.9 million 1999-1 Securitization in January, 2000, the issuance of $10.0 million of 12% Senior Notes in January, 2000 and the $2.1 million increase in capital lease obligations to $2.5 million at September 30, 2000 from $0.4 million at September 30, 1999. See "Liquidity and Capital Resources" below for further discussion of our borrowings.

     Income Tax Benefit. For the nine months ended September 30, 2000 and 1999, we recorded income tax benefits of $7.5 million and $0.5 million, respectively, reflecting an effective rate of 28% and 40%. The lower effective rate in 2000 is as a result of the Company recording a valuation reserve for its deferred tax benefits because of the Company's uncertainty of the recovery of the tax benefits that have been recorded.

     Net Loss. The resulting net loss for the nine months ended September 30, 2000 was $18.8 million compared to net loss of $0.8 million for the nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999


     Revenues. Total revenues for the three months ended September 30, 2000 were $10.2 million compared to total revenues of $8.2 million for the three months ended September 30, 1999, an increase of 24% or $2.0 million. The increase in revenues results from an increase in income on retained interest of $1.1 million and an increase in servicing fees and related income of $1.2 million offset by a decrease in income from receivable portfolios of $0.3 million.

     Income from receivable portfolios decreased from $4.4 million in the three months ended September 30, 1999 to $4.1 million in the quarter ended September 30, 2000. The $4.4 million in the 1999 period is comprised only of income accrued on receivable portfolios, while in the 2000 period approximately $2.2 million represents the accrual of income on receivable portfolios and the remaining $1.9 million represents income from certain receivables, which were accounted for on the cost recovery method and became fully amortized during the second and third quarters. The $2.2 million of income accrued on the receivable portfolios in the three months ended September 30, 2000 is comprised of approximately $0.7 million from the portfolios acquired in the West Capital Transaction with the balance of $1.5 million accrued on portfolios otherwise purchased by the Company that continue to accrue income. This $1.5 million of income in the 2000 period was accrued on portfolios with an average net book value of $21.7 million during that period, while in the 1999 period the Company accrued $4.4 million of income on portfolios with an average net book value of $32.2 million. As discussed above, the Company recorded provisions for portfolio losses of $19.5 million during the first nine months of 2000 on certain receivable portfolios other than those purchased in the West Capital Transaction and the Trust Transaction, ceased the accrual of income on certain of these portfolios and reduced the rate of income recognition on those portfolios that did continue to accrue income. These factors together represent the underlying cause of the decrease in the accrual of income from receivable portfolios.

     In connection with the 1998 Securitization and the related servicing agreement, the Company recorded a retained interest in the securitized receivables and a servicing liability. For the three months ended September 30, 2000, we recognized income from retained interest in securitized receivables in the amount of $3.1 million, servicing fees from the 1998 Securitization in the amount of $0.8 million and amortization of servicing liability in the amount of $0.3 million compared to income from retained interest in securitized receivables in the amount of $2.1 million, servicing fees in the amount of $1.3 million and amortization of servicing liability in the amount of $0.5 million in the three months ended September 30, 1999. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the 1998 Securitization in the condensed consolidated statements of operations. The note payable underlying the 1998 Securitization was repaid in full on September 11, 2000. All collections associated with these receivables are now deemed to be collections of the retained interest and will be retained by the Company. As such, the Company will no longer record servicing fees with respect to these receivables and the servicing liability was fully amortized during the quarter ended September 30, 2000.

     Under terms of the Servicing Transaction, Midland Credit receives a servicing fee for collections of receivables owned by West Capital Receivables Corporation I and during the three months ended September 30, 2000, the Company recorded $1.8 million in servicing fees for the collections during that period.

     Total Operating Expenses. Total operating expenses were $8.8 million for the three months ended September 30, 2000 compared to $6.8 million for the three months ended September 30, 1999, an increase of $2.0 million or 30%. Total operating expenses as a percentage of revenues were 87% for the three months ended September 30, 2000, compared to 83% for the three months ended September 30, 1999. The increase in total operating expenses and increase in operating expenses as a percentage of revenues is a result of our significant growth including the acquisition of assets in the West Capital Transaction and the hiring of additional employees related thereto, offset by the $1.1 million recovery related to the settled receivables. Salaries and employee benefits increased $1.6 million, or 33%, to $6.6 million in the three months ended September 30, 2000 from $5.0 million in the 1999 period. Approximately $2.5 million of the increase in salaries and employee benefits is a result of the addition of employees as a result of the West Capital Transaction. Offsetting this increase was a $0.8 million decrease in salaries and employee benefits attributable to the closure of the Hutchinson facility in June 2000 and a $0.1 million decrease attributable to lesser salaries and employee benefits at the Phoenix location as a result of the termination of certain executive officers in conjunction with the West Capital Transaction and fewer collectors employed in Phoenix. During the three months ended September 30, 2000 we employed an average of 191 collectors at our Phoenix location versus 299 in Phoenix during the third quarter of 1999. Collections per collector, however, increased 49% to an average of approximately $42,615 in the three months ended September 30, 2000 from $28,630 in the three months ended September 30, 1999, resulting in higher compensation for collection personnel employed in the 2000 period.

     Other operating expenses, general and administrative expenses and depreciation and amortization expenses increased $1.5 million or 84% from $1.8 million to $3.3 million for the three months ended September 30, 1999 and 2000, respectively. Approximately $0.6 million of this increase is a result of the expenses associated with the operation of the assets acquired in the West Capital Transaction partially offset by a decrease of $0.5 million attributable to the closure of the Hutchinson facility. The remaining increase of approximately $1.4 million was due primarily to the expansion of our Phoenix location, the growth in the receivable portfolios managed by us and the resulting increase in expenses relating to the collection of such receivable portfolios. During the third quarter, we recorded a $1.1 million recovery related to the Settlement.

     Other income and expenses. Total other expenses for the three months ended September 30, 2000 were $2.1 million compared to total other expenses of $0.6 million for the three months ended September 30, 1999. Interest expense increased from $0.6 million for the three months ended September 30, 1999 to $2.2 million for the three months ended September 30, 2000. The increase reflects higher average outstanding borrowings during the three months ended September 30, 2000 as compared to the same period in 1999.

     Income Tax Benefit. For the three months ended September 30, 2000 we recorded an income tax benefit of $0.2 million while during the 1999 period we recorded an income tax provision of $0.3 million reflecting an effective rate of 21% in the third quarter of 2000 and 40% in the same period in 1999. The lower effective rate in 2000 is as a result of the Company recording a valuation reserve for its deferred tax benefits

     Net Income. Net loss for the three months ended September 30, 2000 was $0.6 million compared to net income of $0.5 million for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have engaged in the business of acquiring and servicing charged-off loan portfolios originated by national financial institutions and major retail corporations. We made the final payment of the debt outstanding under Securitization 98-1 on September 11, 2000 and thus, all collections associated with those receivables now represent collections of the retained interest.

     At September 30, 2000 we had cash of $2.7 million compared to $0.4 million at December 31, 1999. We use our $15.0 million unsecured, revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. Our borrowing availability under this credit line was $0.4 million at September 30, 2000 ($1.3 million at October 31, 2000). In addition, effective October 31, 2000, the Company executed an agreement with certain affiliates of the Company as further discussed below for a $2.0 million stand-by line of credit secured by substantially all of the assets of the Company and its subsidiaries to be used, if necessary, for working capital purposes.

     We had total recoveries on managed receivable portfolios of $49.9 million for the nine months ended September 30, 2000, a 105% increase over the $24.3 million collected in the same period in the prior year.

     On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote special purpose entity formed by us as a subsidiary of Midland Credit, issued non-recourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum ("Securitization 99-1"). The notes are collateralized by certain charged-off receivables securitized by us with a carrying amount of approximately $43.0 million at the time of transfer and an initial cash reserve account of $1.4 million and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of our warehouse facility. Income from these receivable portfolios will be recognized over the estimated life of the securitized receivables and the receivables and corresponding debt will remain on our balance sheet as long as Midland Credit is the servicer. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of our creditors. At September 30, 2000, the balance outstanding under these nonrecourse notes was $22.5 million.

     In addition, as a condition to closing Securitization 99-1, Midland Credit was required to amend the warehouse facility. At September 30, 2000, Midland Credit was in default of certain terms of Securitization 99-1 and the warehouse facility. However, as of October 1, 2000, the terms of Securitization 99-1 and the warehouse facility were amended and the Company was in compliance with all amended terms. The amendments include that Midland Credit (i) must maintain $2.0 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the warehouse facility and Securitization 99-1 based on current projections, (iii) must maintain on a consolidated basis a minimum net worth of an amount that decreases on a quarterly basis from $13.6 million to $7.3 million, over the period from September 30, 2000 through and subsequent to September 30, 2001, (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000, (v) was granted greater flexibility in the sale of certain accounts and the use of third party collectors and (vi) will receive increased servicing fees,paid on a weekly basis. In addition, the amendments increase the interest rate on the notes (i) in Securitization 99-1 to 10% and (ii) in the warehouse facility to one week LIBOR plus 117 basis points. The warehouse facility was also converted to a term loan with a final payment date of December 15, 2004. Midland Credit is also required to pay to the noteholders recoveries after September 22, 2000, net of attorney fees and certain costs, from certain issuers that previously sold the securitized receivables to Midland Credit. Midland Credit has been reappointed as servicer for the fourth quarter of 2000 under Securitization 99-1 and the warehouse facility.

     Although Midland Credit is currently in compliance with all provisions of Securitization 99-1 and the warehouse facility, if an event of default occurs and a waiver is not effective at such time, Midland Credit may be removed as servicer of the receivables in Securitization 99-1 and the warehouse facility. The note insurer for Securitization 99-1 and the warehouse facility (or note holders under certain circumstances) can waive the event of default or, if the event of default is not waived, can elect to have Midland Credit removed as the servicer. Should such an event of default occur, Midland Credit believes that it would have sufficient liquidity to fund its operations and working capital needs, provided the event of default is waived or the event of default is not waived and the election is made not to remove Midland Credit as the servicer. If, however, an event of default occurs and the controlling party removes Midland Credit as servicer, such removal would cause an event of default under the Notes more fully described below and allow the Notes to be accelerated. If the Notes are thereby accelerated, Midland Credit and MCM may be required to, among other things, (i) reduce the number of employees and overall scope of operations, (ii) sell certain of its receivables portfolios for cash, (iii) reduce any future capital expenditures, (iv) pursue strategic alternatives such as a sale, merger or recapitalization of MCM or Midland Credit or (v) seek protection under reorganization, insolvency or similar laws.

     On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes (the "Notes") to an institutional investor. We used the net proceeds of the Notes for general operating expenses. The Notes are unsecured obligations of MCM but are guaranteed by Midland Credit and Triarc Companies, Inc., a shareholder of MCM ("Triarc"). Triarc beneficially owns approximately 9.6% of the outstanding common stock of MCM. In connection with the issuance of the Notes, MCM issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. In addition, we paid Triarc a fee of $0.2 million in consideration of Triarc's guarantee of this indebtedness. We engaged an independent valuation firm to determine the allocation of the $10.0 million principal amount between the Notes and the warrants. The results of the valuation were such that the value of the warrants was approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders' equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants and has a remaining balance of $1.4 million at September 30, 2000.

     Except for the receivable portfolios that we acquired as part of the West Capital Transaction and the Trust Transaction discussed above, as of October 31, 2000 we have not purchased any receivables since February 2000.

     We entered into the Fourth Amended and Restated Promissory Note effective June 30, 2000 to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2001. Under this revolving credit facility, there was $1.4 million and $0.4 million available as of December 31, 1999 and September 30, 2000, respectively. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of MCM, including Triarc. Triarc purchased a $15.0 million certificate of deposit from such lending bank, which is subject to set off under certain circumstances if the parties to the bank guaranties and to related agreements fail to perform their obligations thereunder. We anticipate that we will renew this line of credit on terms that are at least as favorable as those that currently exist.

     Capital expenditures for fixed assets and capital leases were $2.1 million during the nine months ended September 30, 2000 reflecting the installation of a Davox call management system and other network hardware and software to support this system. Capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

     On May 22, 2000 through a new wholly owned subsidiary, we acquired certain operating assets of WCFSC, Inc., formerly known as West Capital Financial Services Corp., an acquirer and servicer of distressed consumer receivables, in exchange for 375,000 shares of MCM's common stock and the assumption of certain operating liabilities of West Capital. MCM guaranteed certain obligations of the new subsidiary under the agreement. In a separate but related transaction, MCM acquired certain distressed consumer receivables from a trust formed by a bankruptcy remote special purpose subsidiary of West Capital in exchange for 25,000 shares of MCM's common stock and certain other non-cash consideration. The shares of MCM common stock exchanged were valued at the May 22, 2000 market price of $1.6875.

     Effective October 31, 2000, the Company executed an agreement with certain affiliates of the Company for a $2.0 million stand-by line of credit secured by substantially all of the assets of the Company and its subsidiaries to use, if necessary, for working capital purposes. The funding period under the line of credit expires on December 31, 2000. The line of credit accrues interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal with any unpaid principal due no later than December 31, 2001. In addition, the lenders received warrants to acquire up to 50,000 shares of common stock of the Company at $0.01 per share upon execution of the agreement and may receive warrants to acquire an additional 50,000 shares of common stock of the Company at $0.01 per share if the Company borrows any amount under the agreement.

CONTINGENCIES

     We were involved in litigation involving our sale of certain receivables to third parties in 1997. This litigation was settled and all amounts due were paid during the nine months ended September 30, 2000. The costs and expenses relating to the lawsuit and this settlement were expensed in the fourth quarter of 1999.

     On or about July 26, 2000, Midland Credit and MAC were served with a complaint in which each was informed that it was named as a defendant in a lawsuit filed by Household Bank (SB), N.A., Household Receivables Acquisition Company, and Household Card Services, Inc. (collectively, ""Plaintiffs"). West Capital is also named as a defendant in the lawsuit. The complaint alleges that West Capital breached a certain forward-flow agreement for the purchase of receivables from the Plaintiffs. The Company does not believe that the complaint sets forth a factual basis for either MAC or Midland Credit to be liable for any alleged breach by West

Capital of the forward-flow agreement with the Plaintiffs. The Company intends to vigorously defend the lawsuit.

     We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations.

     On May 24, 2000, the Company was notified by the NASDAQ National Market that its stock had failed to maintain a minimum market value of public float of $5,000,000 over the preceding thirty trading days. The Company was unable to demonstrate compliance with this requirement for at least ten consecutive trading days by August 22, 2000 and the common stock was delisted at the opening of business on August 24, 2000. The Company was unable to comply with the initial listing standards for the NASDAQ Small-Cap Market and thus is now included on the OTC Electronic Bulletin Board.


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

                           PART II - OTHER INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believe," "expect," "anticipate," "estimate," "project," or the negation thereof or similar expressions constitute forward-looking statements within the meaning of the Reform Act. These statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under "Management's Discussion and Analysis of Financial Condition and Results of Operations." For all forward-looking statements, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

The Company's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond the Company's control. Factors that could affect the Company's results and cause them to differ from those contained in the forward-looking statements include:

-    our ability to maintain existing and secure additional financing;

- our ability to maintain sufficient liquidity to operate our business including our ability to meet the liquidity covenant of our securitization and warehouse transactions and to obtain new capital to enable the Company to purchase receivables;

- our continued servicing of the receivables in our securitization transactions and warehouse facility;

- our ability to recover sufficient amounts on or with respect to receivables to fund operations (including from sellers of non-conforming receivable portfolios);

- our ability to hire and retain qualified personnel to recover our receivables efficiently;

-    changes in, or failure to comply with, government regulations;

- our ability to successfully integrate the assets acquired from WCFSC, Inc. f/k/a West Capital Financial Services Corp.;

- the costs, uncertainties and other effects of legal and administrative proceedings; and

- risk factors and cautionary statements made in our Annual Report on Form 10-K for the period ended December 31, 1999.

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

ITEM 1 - LEGAL PROCEEDINGS

            The Fair Debt Collection Practices Act and comparable state statutes may result in class action lawsuits which can be material to our business due to the remedies available under these statutes, including punitive damages. We have not been subject to a class action lawsuit to date.

     On or about July 26, 2000, Midland Credit and MAC were served with a complaint in which each was informed that it was named as a defendant in a lawsuit filed by Household Bank (SB), N.A., Household Receivables Acquisition Company, and Household Card Services, Inc. (collectively, ""Plaintiffs"). West Capital is also named as a defendant in the lawsuit. The complaint alleges that West Capital breached a certain forward-flow agreement for the purchase of receivables from the Plaintiffs. The Company does not believe that the complaint sets forth a factual basis for either MAC or Midland Credit to be liable for any alleged breach by West Capital of the forward-flow agreement with the Plaintiffs. The Company intends to vigorously defend the lawsuit.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company was unable to collect, as measured both on June 30, 2000 and September 30, 2000, certain minimum amounts from the receivable portfolios within Securitization 99-1. As such, a default had occurred under the indentures of the warehouse facility and Securitization 99-1. As a result of the amendments to Securitization 99-1 and the warehouse facility that were effective as of October 1, 2000, the Company is no longer in default.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

10.1 -- Second Amendment to Indenture and Servicing Agreement relating to the warehouse facility

10.2 -- Third Amendment to Indenture and Servicing Agreement relating to the warehouse facility

10.3 -- Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1

10.4 -- Insurance and Reimbursement Agreement relating to Midland
        Receivables-Backed Notes, Series 1999-1

10.5 -- First Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1

27.1 -- Financial Data Schedule for the nine month period ended September 30, 2000 submitted to the Securities and Exchange Commission in electronic format.

(b)     Reports on Form 8-K.

           No reports were filed on Form 8-K during the three months ended September 30, 2000.

                             MCM CAPITAL GROUP, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MCM CAPITAL GROUP, INC.



                                     By:    /s/ Lynette T. Biskis
                                          ------------------------------------
                                                   LYNETTE T. BISKIS
                                                   VICE-PRESIDENT,
                                           ASSISTANT CHIEF FINANCIAL OFFICER
                                              (CHIEF ACCOUNTING OFFICER)



Date:      November 10, 2000

                                 EXHIBIT INDEX

EXHIBIT
NO.            DESCRIPTION
--             -----------

10.1 -- Second Amendment to Indenture and Servicing Agreement relating to the warehouse facility

10.2 -- Third Amendment to Indenture and Servicing Agreement relating to the warehouse facility

10.3  -- Indenture and Servicing Agreement relating to Midland
         Receivables-Backed Notes, Series 1999-1

10.4 -- Insurance and Reimbursement Agreement relating to Midland Receivables-Backed Notes, Series 1999-1

10.5 -- First Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1

27.1 -- Financial Data Schedule for the nine month period ended September 30, 2000 submitted to the Securities and Exchange Commission in electronic format.