Form 10-K
period 2000-12-31
MCM CAPITAL GROUP INC
filed 2001-03-30
CIK 1084961

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the fiscal year ended December 31, 2000 or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to ___________


                        Commission File Number 000-26489

                             MCM CAPITAL GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                      48-1090909
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

   5775 Roscoe Court, San Diego, CA                         92123
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (877) 445-4581

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 Par Value Per Share

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1.2 million at March 28, 2001, based on the last reported bid of the Common Stock on such date, as reported by the OTC Electronic Bulletin Board.

The number of shares of the registrant's Common Stock outstanding at March 30, 2001 was 7,161,131.

                                TABLE OF CONTENTS

Part I..........................................................................................................         4

Item 1 - Business...............................................................................................         4

Item 2 - Properties.............................................................................................        11

Item 3 - Legal Proceedings......................................................................................        11

Item 4 - Submission of Matters to a Vote of Security Holders....................................................        12

Part II.........................................................................................................        12

Item 5 - Market for the Registrant's Common Equity Securities and Related Stockholder Matters...................        12

Item 6 - Selected Consolidated Financial Data...................................................................        14

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations..................        16

Item 7A - Market Risk Disclosure................................................................................        35

Item 8 - Consolidated Financial Statements......................................................................        37

Item 9 - Changes in and Disagreements with Accountants..........................................................        63

Part III........................................................................................................        63

Item 10 - Directors and Executive Officers of MCM...............................................................        63

Item 11 - Executive Compensation................................................................................        65

Item 12 - Security Ownership of Certain Beneficial Owners and Management........................................        67

Item 13 - Certain Relationships and Related Transactions........................................................        70

Part IV.........................................................................................................        71

Item 14 - Exhibits, Financial Statements, Schedules, and Reports on Form 8-K....................................        71

SIGNATURES......................................................................................................        75

                                     PART I

                                ITEM 1 - BUSINESS

AN OVERVIEW OF OUR BUSINESS

MCM Capital Group, Inc. ("MCM") is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc., Midland Receivables 98-1 Corporation, Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation, and MRC Receivables Corporation (collectively referred to herein as the "Company"). We are a financial services company specializing in the collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts.

We have historically engaged in the acquisition and servicing of charged-off loan portfolios originated by credit card issuers and other financial institutions. In recent years, we primarily acquired charged-off VISA(R), MasterCard(R), and private label credit card portfolios issued by major banks and merchants. Major credit card issuers often sell a significant portion of their charged-off, delinquent, non-performing accounts in order to realize immediate cash proceeds. From January 1, 1996 through December 31, 2000, we purchased in excess of $2.4 billion in receivables, as measured by the balance charged-off by the originating institutions, paying approximately $103.6 million for these receivables. During this same period, we collected in excess of $125.5 million from all owned and managed receivables and received proceeds of approximately $47.9 million from the sale of certain of these receivables. These amounts are exclusive of the accounts and collections related to the West Capital transaction discussed below.

On May 22, 2000, through a new wholly owned subsidiary, we acquired substantially all of the assets of WCFSC, Inc., formerly known as West Capital Financial Services Corp. ("West Capital"), a California corporation, in exchange for 375,000 shares of MCM's common stock and the assumption of certain of West Capital's operating liabilities. MCM guaranteed certain obligations of the new subsidiary under the agreement. In a separate but related transaction, MCM acquired certain charged-off consumer receivables from a trust formed by a bankruptcy remote, special purpose subsidiary of West Capital in exchange for 25,000 shares of MCM's common stock and certain other non-cash consideration. For a complete discussion of the West Capital and related transactions, see "Acquisition of certain Assets of West Capital Financial Services Corp. and Restructuring Charges" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In July 1999, we sold 2,250,000 shares of common stock in the initial public offering (the "IPO") at $10 per share resulting in gross proceeds of $22.5 million. After payment of all fees and expenses of the IPO, the net proceeds from the IPO approximated $19.7 million. We used the net proceeds of the offering to repay existing indebtedness of approximately $15.1 million consisting of $14.8 million borrowed under our revolving credit facility and $0.3 million borrowed under a term loan. We utilized the remainder of the proceeds for working capital purposes.

RECENT DEVELOPMENTS

On December 20, 2000, MRC Receivables Corporation ("MRC"), a wholly owned bankruptcy remote, special-purpose entity of MCM, entered into a $75 million credit facility with an institutional lender for the purpose of acquiring charged off receivables (the "Acquisition Facility"). MRC will issue notes to the lender which will be collateralized by the charged off receivables purchased under this facility. As of March 30, 2001, MRC has used this facility to acquire 4 separate pools of charged off receivables with a total face value of $196 million, as measured by the balance charged-off by the originating institutions, and an aggregate purchase price of $5 million. See "Secured Financing Arrangements" under "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

On March 16, 2001 we entered into an agreement to extend the maturity date of our $2.0 million credit facility with CTW Funding, LLC. Pursuant to the agreement and notices provided thereunder, we exercised our right to extend the funding period through June 30, 2001. In return for this extension, MCM issued warrants to the lender to purchase 100,000 shares of its common stock. See "Revolving Lines of Credit" under "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

In January 2001, we issued a promissory note in the amount of $0.6 million as payment of interest due in January 2001 under a $10 million senior note financing entered into in January 2000. This note bears interest at the rate of 12% per annum and is due July 1, 2005. See "Senior Note Financing" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

 In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA ("MBNA"). We have alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. We are seeking in excess of $13 million. MBNA has not yet filed a response to this lawsuit. Any recoveries, net of attorney fees and other related costs, will be paid to the noteholders of the 99-A Warehouse and the January 2000 securitization (the "Securitization 99-1"). See "Securitizations" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITION OF RECEIVABLES

SOURCES OF RECEIVABLE PORTFOLIOS. We identify receivable portfolios from a number of sources, including relationships with credit card issuers, direct solicitation of credit card issuers, resellers, and loan brokers. We have purchased portfolios individually, and pursuant to flow forward agreements. Under a flow forward agreement, we agree to purchase charged-off receivables from the seller on a periodic basis at a set price over a specified time period. Flow forward agreements can provide us with a consistent source of receivables.

In February 2000, we terminated our only remaining flow forward agreement as a result of purchasing restrictions imposed upon us in connection with the Securitization 99-1 and the 99-A Warehouse, as amended in connection with the Securitization 99-1. See "Securitizations" in Management's Discussion and Analysis of Financial Condition and Results of Operations. We were unable to meet the requirements necessary to lift these purchase restrictions and as a result we were unable to purchase receivables for most of 2000. During the year ended December 31, 2000, we had purchased approximately $4.4 million of charged off receivables directly from issuers.

On December 20, 2000, MRC entered into a $75 million credit facility with an institutional lender for the purpose of acquiring charged-off accounts. Under this facility, MRC is required to fund approximately ten percent of the purchase price and obtains the balance of the purchase price by issuing promissory notes (the "Notes") to the lender which are collateralized by the acquired receivables. Once the Notes are repaid and the Company's investment is recovered, the Company and the lender will share equally any remaining cash flows generated from the acquired receivables. The first funding occurred shortly after the closing of the facility when we acquired receivables with a face amount of $12.7 million and a purchase price of $0.4 million. Although we have only purchased charged-off credit card receivables under the facility, we may also purchase other consumer debt, such as student loans and consumer unsecured loans, as opportunities arise.

PRICING. Charged-off receivables are purchased at substantial discounts to the face amount of the receivable portfolio. We determine the purchase price of a portfolio by evaluating many different variables, including stratification and analysis of critical portfolio attributes, such as the number of agencies which have previously attempted to collect the receivables in the portfolio, the average balance of the receivables, number of days since charge off, payments since charge off and the locations of the customers.

Once a receivable portfolio has been identified for potential purchase, to analyze the potential collectibility of the portfolio, we prepare quantitative analyses based on extracting customer level data from external sources other than the issuer. We also analyze the portfolio by comparing it to similar portfolios previously acquired and serviced by us. In addition, members of our management perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, our Investment Committee, comprised of various members of our senior management, discusses the findings, decides whether to purchase and finalizes the price at which we are willing to purchase the portfolio.

RECOVERY OF RECEIVABLES

We focus on maximizing the recovery of the receivables we acquire. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the owner we have significantly more flexibility in establishing payment programs. Also, our collection time horizon is based on our ownership and not on an agency placement that is normally limited to a matter of months.

Once a portfolio has been acquired, we download all receivable information provided by the originator into our proprietary account management system and reconcile certain information for accuracy to the information provided by the seller in the purchase contract. We review accounts through external data providers for ineligible accounts before the contracted warranty expiration and return those ineligible accounts to the seller for remedy, either by refund or replacement, as provided for in the contract. Under applicable law, we send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify credit bureaus to reflect our new ownership.

Once receivables are ready to be worked, members of the Information Technology Department work directly with the head of Operations to discuss specifics of the recent acquisition. Management believes these discussions are especially useful because they allow the Information Technology Department to tailor our proprietary account management system to reflect any special characteristics of the portfolio and our collection strategy.

COLLECTION DEPARTMENT

The collection department is divided into groups each consisting of a collection manager and group managers supervising approximately 12 account managers. Collection managers and group managers are in constant communication with management regarding account manager performance.

The collection department immediately receives receivables with valid telephone numbers. During initial calls, account managers assess the ability and willingness of the customer to pay. Account managers are trained to use a friendly, but firm approach. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual's ability to pay. In some cases, account managers advise the customer of alternatives to secure financing to pay off their consumer debt, such as home equity lines of credit. In cases where a payment plan is developed, account managers encourage customers to pay through auto-payment arrangements, which consist of debiting a customer's checking account on a monthly basis. Account managers are also authorized to negotiate lump sum settlements within pre-established ranges. Once a settlement or payment agreement is reached, the account manager monitors the account until it is paid off. To facilitate payments, in addition to auto-payments, we accept a variety of payment methods including checks, the Western Union Quick Collect (R) system, and wire transfers.

If, after the initial recovery effort, an account manager determines that the customer is willing but financially unable to pay the debt at that time, we temporarily suspend our recovery efforts. At a later date, a new account manager will again assess the ability and willingness of the customer to pay. If, during the recovery process, we determine that a customer is able to pay, but unwilling to do so, we refer the account to our Transition Department for handling. See "Transition Department."

HIRING AND TRAINING

In the recent past, MCM has pursued an aggressive hiring program. New account managers at our Phoenix and San Diego facilities undergo a four-week training program which involves classroom training and on the job training. As of December 31, 2000, we had 523 full-time employees. Of these employees, there were 8 department heads, 70 department managers, 336 account managers, 28 skip tracers and 81 support clerks and administrative personnel. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

TECHNOLOGY PLATFORM

To facilitate recovery efforts, we have developed an extensive technology platform that includes:

-        proprietary account management software;

- wide area network between our Phoenix and San Diego operations to facilitate real-time data sharing, back up and disaster recovery; and

- state of the art predictive dialing system that supports recovery efforts in the Phoenix and San Diego facilities.

Our database includes relevant account information about customers that our account managers need to facilitate their recovery efforts. Account managers can update the database in real time while discussing the account with the customer. Updates are backed up daily and kept offsite in a fireproof vault.

TRANSITION DEPARTMENT

If during an attempt to collect, we determine the customer is able but unwilling to pay, the account is assigned to the Transition Department which may pursue a number of courses of action, including appropriate correspondence, follow up phone calls by the department's specially trained account managers and, if satisfactory arrangements are not made with the customer, the account is automatically sent, after a pre-determined time frame, to our attorney network.

LEGAL DEPARTMENT

The legal department manages corporate legal matters, assists the training program, and monitors collection activity for compliance. As of March 30, 2001, this department consisted of four full-time attorneys.

The legal department helps to develop guidelines and procedures for recovery personnel to follow when communicating with a customer or third party during our recovery efforts. The department assists our training department in providing employees with extensive training on the Fair Debt Collection Practices Act ("FDCPA") and other relevant laws. In addition, the legal department researches and provides recovery personnel with summaries of state statutes so that they are aware of applicable time frames and laws when skip tracing or attempting to recover an account. It meets with the recovery and quality control departments to provide legal updates and to address any practical issues uncovered in its review of files referred to the department.

COMPETITION

The consumer credit recovery industry is highly competitive. We compete with a wide range of third-party collection companies and other financial services companies, which may have substantially greater personnel and financial resources than we do. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition to competition within the industry focused on the purchase and servicing of charged-off debt, traditional recovery agencies and in-house recovery departments remain the primary recovery solutions employed by issuers. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-of receivable portfolios, have continued to diversify into third party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the availability of funding for our portfolios and the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been our primary source for purchasing accounts. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts. During the first quarter of 2001 we have not been able to purchase receivables in quantities consistent with our anticipated purchasing volume. This reflects increased competition and our unwillingness to accept less favorable contract terms for certain offered pools of receivables.

TRADE SECRETS AND PROPRIETARY INFORMATION

We believe several components of our computer software are proprietary to our business. Some of our software and analytical models were acquired in the transaction with West Capital. See "Acquisition of Certain Assets of West Capital Financial Services Corp. and Restructuring Charges" in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Although we have neither registered the software as copyrighted software nor attempted to obtain a patent related to the software, we believe that the software is protected as our trade secret. We have taken actions to establish the software as a trade secret, including informing employees that the software is a trade secret and making the underlying software code available only on an as needed basis. In addition, people who have access to information we consider proprietary must sign confidentiality agreements.

GOVERNMENT REGULATION

In several states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements. Certain states in which we operate, or in which we may operate in the future, impose filing or notice requirements on significant stockholders. For example, Maryland requires that we advise them of the beneficial holders of 10% or more of the voting securities of the licensee. Other statutes or regulations could require that stockholders who beneficially own a certain percentage of MCM's stock make filings or obtain approvals in applicable states, which could preclude us from performing certain business activities in those states until those licensing requirements have been satisfied. We believe we are in compliance with all material government regulations.

The FDCPA and comparable state statutes establish specific guidelines and procedures, which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we are not a credit card issuer, these laws affect some of our operations because our receivables were originated through credit card transactions. Significant federal laws applicable to our business include the following:

-        Truth-In-Lending Act;

-        Fair Credit Billing Act;

-        Equal Credit Opportunity Act;

-        Fair Credit Reporting Act;

-        Electronic Funds Transfer Act;

-        Graham - Leach - Bliley Act; and

-        Regulations which relate to these acts.

Additionally, there are comparable statutes in those states in which customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Under current laws, customers are entitled to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the customers that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules, and regulations relating to the receivables before they are sold to us.

The laws described above, among others, may limit our ability to recover amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the Federal Fair Credit Billing Act, a credit card issuer, but not a merchant card issuer, is subject to all claims other than tort claims and defenses arising out of certain transactions in which a credit card is used. With some exceptions, claims or defenses become subject to the Act when the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction, the amount of the initial transaction exceeds $50.00, and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of credit card receivables, we may acquire receivables subject to legitimate defenses on the part of the customer, which could prevent us from collecting on these receivables. The statutes further provide that, in some cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. There can be no assurance that some of the receivables we service were not established as a result of unauthorized credit card use, and, accordingly, we may be unable to recover all or a portion of the amount of these receivables.

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

                               ITEM 2 - PROPERTIES

We service our customers from two servicing facilities. Our largest servicing facility is located in Phoenix, Arizona. Designed to accommodate up to 800 employees, at December 31, 2000, the facility housed 290 employees, including 230 collection personnel. We lease the Phoenix facility, which is approximately 62,000 square feet and this lease expires in 2003. We also lease a facility in San Diego, California, which contains not only additional collection operations, but serves as corporate headquarters. This facility is approximately 33,000 square feet and is designed to accommodate up to 400 employees. It housed approximately 233 employees at December 31, 2000, including 134 collection personnel. The San Diego facility lease expires in 2004.

                           ITEM 3 - LEGAL PROCEEDINGS

The FDCPA and comparable state statutes may result in class action lawsuits which can be material to our business due to the remedies available under these statutes, including punitive damages. We have not been subject to a class action lawsuit to date.

On or about July 26, 2000, Midland Credit Management, Inc, ("Midland Credit") and Midland Acquisition Corporation ("MAC"), wholly-owned subsidiaries of MCM, were served with a complaint in which each was informed that it was named as a defendant in a lawsuit filed by Household Bank (SB), N.A., Household Receivables Acquisition Company, and Household Card Services, Inc. (collectively, "Plaintiffs"). West Capital was also named as a defendant in the lawsuit. The complaint alleges that West Capital breached a certain forward-flow agreement for the purchase of receivables from the Plaintiffs. The complaint erroneously alleged that MAC had assumed West Capital obligations with respect to the forward flow agreement. In December 2000, both Midland Credit and MAC were dismissed, without prejudice, from the lawsuit without the payment of any monies.

There are a number of lawsuits or claims pending or threatened against Midland Credit. In general, these lawsuits or claims have arisen in the ordinary course of our business and involve claims for actual damages arising from the alleged misconduct of our employees or our alleged improper reporting of credit information. Although the outcome of any litigation is inherently uncertain, based on past experience, the information currently available to us and, in some cases, the possible availability of insurance and/or indemnification from the originating institutions, we do not believe that any currently pending or threatened litigation or claims will have a material adverse effect on our operations or financial condition.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA ("MBNA"). We have alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. We are seeking in excess of $13 million. MBNA has not yet filed a response to this lawsuit. Any recoveries, net of attorney fees and other related costs, will be paid to the noteholders of the 99-A Warehouse and the January 2000 securitization (the "Securitization 99-1"). See "Securitizations" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

    ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED
                               STOCKHOLDER MATTERS

Our common stock began trading on the Nasdaq National Market under the symbol "MCMC" upon completion of our initial public offering in July 1999. On May 24, 2000, we were notified by the Nasdaq National Market that our stock had failed to maintain a minimum market value of public float of $5.0 million over the preceding thirty trading days. We were unable to demonstrate compliance with this requirement for at least ten consecutive trading days by August 22, 2000 and the common stock was delisted from the Nasdaq National Market at the opening of business on August 24, 2000. Subsequently, the common stock has been included on the OTC Electronic Bulletin Board.

Quotations reflect inter-trader prices, without material mark-up, markdown or commission and may not necessarily represent actual transactions. Trading in the Company's stock is sporadic with relatively low volume of shares traded. There can be no assurance that the trading market will provide shareholders with the ability to sell their shares.

The high and low closing sales prices of the common stock, as reported by Nasdaq and the OTC Electronic Bulletin Board for each of the fiscal quarters since our IPO are reported below.

                                                               Market Price
                                                             High         Low
                                                             ----         ---
Fiscal Year 1999:
-----------------
Third Quarter (from July 14, 1999)                           $9.34       $4.41
Fourth Quarter                                               $4.44       $3.06

Fiscal Year 2000
-----------------
First Quarter                                                $4.00       $2.00
Second Quarter                                               $2.38       $ .75
Third Quarter                                                $ .82       $ .44
Fourth Quarter                                               $ .56       $ .20

The closing bid price of MCM's common stock on December 31, 2000 was $0.3281 per share and there were 100 holders of record including 80 institutional investors.

DIVIDEND POLICY. We have never declared or paid dividends on our common stock and we anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not intend to declare or pay dividends on the common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of our board of directors. In addition, the note purchase agreement executed in January 2000 in connection with the issuance of $10 million in aggregate principal amount of senior unsecured notes (the "Senior Notes") restricts us from paying dividends while those Senior Notes are outstanding. We may also be subject to additional dividend restrictions under future financing facilities. For a more detailed discussion of this financing, see "Senior Note Financing" in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain of our current financing facilities also require us to meet and maintain certain liquidity requirements that would restrict dividend payments.

SECURITIES ISSUANCES. In connection with the issuance of the Senior Notes we issued warrants to purchase up to 428,571 shares of our common stock at $0.01 per share (subject to adjustment) to an institutional investor in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. We also issued warrants to purchase 100,000 shares of our common stock to an affiliated party who agreed to guarantee the Senior Notes. Both warrant agreements pursuant to which the warrants were issued contain anti-dilution provisions. This issuance was also exempt from registration under the Securities Act pursuant to Section 4(2).

On December 20, 2000, MRC, a wholly owned, bankruptcy remote, special purpose subsidiary, entered into a $75 million credit facility with an institutional lender for the purpose of acquiring charged off accounts. In connection with the execution of the Acquisition Facility, as discussed in "Secured Financing

Arrangements" under "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations, MCM issued warrants to the institutional investor for the purchase of up to 621,576 shares of the Company's common stock at $1.00 per share. At December 31, 2000, 155,394 were exercisable. The remaining warrants become exercisable in three equal tranches each triggered at the time MRC has drawn an aggregate of $22.5 million, $45.0 million, and $67.5 million against the facility.

In connection with the execution of the $2.0 million revolving credit agreement on October 31, 2000, as discussed in the "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", MCM issued warrants to purchase 50,000 shares at $0.01 per share. Additional warrants are issuable at such time that we draw against or extend the funding period under the line of credit. As of March 30, 2001, we issued warrants to purchase 100,000 additional shares of common stock in connection with the extension of the funding period through June 30, 2001. As a result, warrants to purchase an additional 5,241 shares were issued to the holder of the $10 million unsecured Senior Notes and warrants to purchase 1,275 shares were issued to the affiliated party that guaranteed the Senior Notes pursuant to the anti-dilution provisions of the applicable warrant agreements.

In January 2000, we also closed the Securitization 99-1 transaction discussed below in "Securitizations". In our securitization transactions, a bankruptcy remote subsidiary issues notes to one or more institutional investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933.

                  ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

This table presents historical financial data of MCM. This information should be carefully considered in conjunction with the consolidated financial statements and notes included in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data, except for Selected Operating Data as of December 31, 1996 and 1997 and for the years then ended, were derived from our audited consolidated financial statements not included in this report. Selected Operating Data are derived from the books and records of MCM. The selected financial data, except for Selected Operating Data, as of December 31, 1998, 1999 and 2000 and for the years then ended, were derived from our audited consolidated financial statements included elsewhere in this report.

                                                               For the years ended December 31,
                                            ---------------------------------------------------------------------
                                               1996           1997           1998           1999           2000
                                            ---------      ---------      ---------      ---------      ---------
                                                     (in thousands, except per share and personnel data)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
REVENUES
  Income from receivable portfolios         $   2,387      $   3,200      $  15,952      $  12,860      $  15,434
  Income from retained interest                  --             --             --            7,836         11,679

  Gain on sales of receivable portfolios          995          2,014         10,818             57           --
  Servicing fees and related income              --             --              105          7,405          9,447
                                            ---------      ---------      ---------      ---------      ---------
    Total revenues                              3,382          5,214         26,875         28,158         36,560
EXPENSES

  Salaries and employee benefits                1,650          2,064          7,472         18,821         23,423

                                                               For the years ended December 31,
                                            ---------------------------------------------------------------------
                                               1996           1997           1998           1999           2000
                                            ---------      ---------      ---------      ---------      ---------
                                                     (in thousands, except per share and personnel data)
  Other operating expenses                        200            338          2,200          3,479          6,340
  General and administrative expenses             306            490          1,290          3,019          5,458
  Restructuring charges                          --             --             --             --            1,388
  Provision for portfolio losses                 --             --             --             --           20,886
  Depreciation and amortization                    96            156            427            964          2,154
                                            ---------      ---------      ---------      ---------      ---------
    Total expenses                              2,252          3,048         11,389         26,283         59,649
                                            ---------      ---------      ---------      ---------      ---------
Income before interest, income taxes
    and extraordinary charge                    1,130          2,166         15,486          1,875        (23,089)
Interest and other expenses                      (145)          (819)        (2,886)        (1,960)        (7,897)
                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
    extraordinary charge                          985          1,347         12,600            (85)       (30,987)
(Provision for) benefit from income
    taxes                                        (391)          (540)        (5,065)            34          7,257
                                            ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary
    charge                                        594            807          7,535            (51)       (23,730)

Extraordinary charge, net of income tax          --             --              180           --             --
                                            ---------      ---------      ---------      ---------      ---------
Net income (loss)                           $     594      $     807      $   7,355      $     (51)     $ (23,730)
                                            =========      =========      =========      =========      =========
Net income (loss) per common share:
    Basic                                   $    0.12      $    0.16      $    1.49      $   (0.01)     $   (3.20)
    Diluted                                 $    0.12      $    0.16      $    1.47      $   (0.01)     $   (3.20)
Average common shares outstanding:

    Basic                                       4,941          4,941          4,941          5,989          7,421
    Diluted                                     4,941          4,941          4,996          5,989          7,421
OTHER FINANCIAL DATA:
Cash flows provided by (used in):
    Operations                              $     (27)     $  (1,076)     $   3,434      $   4,431      $ (12,437)
    Investing                                  (1,623)       (10,723)         9,155        (67,327)         9,005
    Financing                                   1,620         12,156         (8,408)        58,590          3,968
Return on average assets                         22.1%           9.3%          24.7%          (0.1%)        (25.7%)
Return on average equity                         89.3%          66.5%         196.2%          (0.2%)       (107.6%)
SELECTED OPERATING DATA:
Collections on receivable portfolios
(including securitized portfolios)          $   3,173      $   5,127      $  15,940      $  35,194      $  66,117
Purchases of receivable portfolios, at
    face value                                142,438        653,912        722,597        834,590         93,459
Purchases of receivable portfolios, at
    cost                                        4,216         18,249         24,762         51,969          4,433
Total collection personnel at end of
    year                                           44             53            379            437            364
Total employees at end of year                     56             72            446            585            523

                                                                As of December 31,
                                            ---------------------------------------------------------
                                               1996        1997        1998        1999        2000
                                            ---------   ---------   ---------   ---------   ---------
CONSOLIDATED STATEMENT OF FINANCIAL
    CONDITION DATA (IN THOUSANDS):
Cash                                        $     120   $     477   $   4,658   $     352   $     888
Restricted cash                                  --          --          --         2,939       2,468
Investment in receivable portfolios             2,840      15,411       2,052      57,473      25,969
Retained interest in securitized
    receivables                                  --          --        23,986      30,555      31,616
Total assets                                    4,034      16,964      34,828     101,540      71,101
Notes payable and other borrowings              2,756      14,774       7,005      47,418      53,270
Capital lease obligations                        --          --           506       1,262       2,233
Total liabilities                               3,287      15,410      20,906      68,512      61,022
Total stockholders' equity                        747       1,554      13,922      33,028      10,079

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this section should be read in conjunction with our Consolidated Financial Statements beginning on page 37 and the Risk Factors beginning on page 29.

ACQUISITION OF CERTAIN ASSETS OF WEST CAPITAL FINANCIAL SERVICES CORP. AND RESTRUCTURING CHARGES

On May 22, 2000, Midland Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of MCM, completed the acquisition of certain operating assets of WCFSC, Inc., formerly known as West Capital Financial Services Corp., a California corporation, and the assumption of certain operating liabilities of West Capital, pursuant to an Asset Purchase Agreement, dated May 11, 2000, between MAC and West Capital (the "Purchase Agreement") (collectively the "West Capital Transaction"). In connection with the transaction, MCM entered into a Guaranty for the benefit of West Capital to guarantee certain obligations of MAC with regard to the transaction. West Capital was a majority owned subsidiary of Sun America, Inc.

The consideration for the acquisition consisted of 375,000 shares of MCM's common stock and the assumption of approximately $1.75 million of certain liabilities. The 375,000 shares had a value of approximately $0.6 million based on a closing price of $1.6875 per share on May 22, 2000, as reported by Nasdaq National Market. On December 21, 2000, MCM repurchased the 375,000 shares from West Capital for $0.1 million.

The assets acquired include three portfolios of charged-off credit card receivables, all of the fixed assets of West Capital, and certain agreements and licenses used by West Capital in the operation of its business. Various assets that were acquired pursuant to the Purchase Agreement were used as part of West Capital's business of collecting charged-off credit card receivables, including computer hardware and software, telephone equipment, and other related equipment. MAC has licensed the use of those assets to Midland Credit. As part of the transaction, all of the previous employees of West Capital were offered and accepted employment by Midland Credit.

In a separate but related transaction, MCM acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation ("WCFSC SPC"), a California corporation and wholly owned subsidiary of West Capital, pursuant to a Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. The consideration for the acquisition consisted of 25,000 shares of MCM's common stock, 10,000 shares of Redeemable Preferred Stock of WCFSC Special Purpose Corporation II (the "Preferred Stock"), and a WCFSC Consumer Receivables Recovery Trust 1995-1 Note (the "Note"), with a remaining principal balance of approximately $0.2 million. The 25,000 shares of MCM common stock had a value of approximately $42,000 based on a closing price of $1.6875 per share on May 22, 2000 as reported by Nasdaq National Market. On December 21, 2000, MCM repurchased the 25,000 shares from West Capital for approximately $7,400. The Preferred Stock and the Note were both previously acquired by MCM in a separate transaction with SunAmerica Inc.

On the closing date of the West Capital Transaction, Midland Credit became the successor servicer to a pool of charged-off consumer accounts that are owned by West Capital Receivables Corporation I, a California corporation and wholly owned, bankruptcy-remote subsidiary of West Capital. Under the terms of the servicing contract, Midland Credit earned a servicing fee for collections of these receivables during the period from May 22, 2000 (date of acquisition) through December 31, 2000 of $4.3 million for the collections during that period.

In conjunction with the West Capital Transaction, certain former officers of West Capital replaced certain officers of the Company, which resulted in severance charges of approximately $0.9 million for the year ended December 31, 2000.

Effective June 29, 2000, we closed our operations center in Hutchinson, KS. In conjunction with this closing, we recorded severance charges of approximately $0.2 million for the approximately 93 employees terminated. In addition, we recorded an impairment charge of approximately $0.3 million pertaining to the sale of the Hutchinson facility.

SECURITIZATIONS

On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, issued non-recourse notes in the principal amount of $33.0 million, which had a fixed rate of interest at 8.63% (the "1998 Securitization"). These notes were repaid in full on September 11, 2000. The notes were collateralized by credit card receivables securitized by the Company with a carrying amount of approximately $33.8 million at the time of transfer. The 1998 Securitization was accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125). We recorded a retained interest and a servicing liability and recognized a gain of approximately $9.3 million in 1998.

In connection with the 1998 Securitization, we received a servicing fee equal to 20% of the gross monthly collections of the securitized receivables through September 11, 2000, the date of repayment of the notes.

During the years ended December 31, 1999 and December 31, 2000, the Company recorded servicing fees of $5.2 million and $3.7 million, respectively. At the time of the transaction, the benefits of servicing the securitized receivables were not expected to provide adequate compensation for the servicing arrangement; therefore, we recorded a servicing liability of $3.6 million in accordance with SFAS No. 125. Amortization of $2.2 million and $1.4 million was recorded related to the servicing liability during 1999 and 2000, respectively. No amortization for 1998 was recorded since the transaction closed on December 30, 1998. In conjunction with the repayment of the note payable, the servicing liability was fully amortized in September 2000.

As a result of the 1998 Securitization transaction, we recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. At the time of the transaction, we recorded the retained interest at an allocated basis in the amount of $15.8 million based on its relative fair value. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying consolidated statements of stockholders' equity. The deferred income taxes associated with the unrealized gain were $2.9 million and $1.9 million as of December 31, 1999 and 2000, respectively. The unrealized gain is recalculated on a monthly basis with the change recorded within the consolidated statements of stockholders' equity.

In estimating the fair value of the retained interest, we estimated net cash flows, after repayment of notes, related interest and other fees, based on our historical collection results for similar receivables and assumed a discount rate of at 30% per annum and collections through July 2004. Based on these assumptions, the retained interest will yield a monthly return of approximately 3.6%. The income accrued on the retained interest was $7.8 million and $11.9 million for 1999 and 2000 respectively. Since repaying the note in September 2000, we have retained all collections of the underlying securitized receivables thereby reducing the retained interest balance as collections thereon are in excess of income accrued.

On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Midland Credit, issued non-recourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum ("Securitization 99-1"). The notes are collateralized by certain charged-off receivables with a carrying amount of approximately $43.0 million at the time of transfer and an initial cash reserve account of $1.4 million and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of the warehouse facility, discussed below. Income is being recognized over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on our balance sheet. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of the Company's general creditors. At December 31, 2000, the balance outstanding under these non-recourse notes was $19.6 million.

On March 31, 1999, Midland Credit, through a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or "warehouse facility". As of December 31, 2000, there is a balance outstanding under this facility of $11.2 million. The original terms of the warehouse facility provided for a two-year revolving funding period that was set to expire April 15, 2001. As a result of portfolio performance issues as measured on September 30, 2000, the Company was in default with respect to Securitization 99-1 and the warehouse facility. Accordingly, the terms of Securitization 99-1 and the warehouse facility were amended as of October 1, 2000. The amendments provide, among other things, that Midland Credit (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the warehouse facility and Securitization 99-1 based on current projections, (iii) must maintain on a consolidated basis a minimum net worth of an amount that decreases on a quarterly basis from $13 million to $7.3 million, over the period from September 30, 2000 through September 30, 2001 and remains at $7.3 million thereafter, (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000, (v) was granted greater flexibility in the sale of certain accounts and the use of third party collectors and (vi) will receive increased servicing fees, paid on a weekly basis. In addition, the amendments increase the interest rate on notes (i) in Securitization 99-1 to 10% and (ii) the warehouse facility to one week LIBOR plus 117 basis points. The warehouse facility was also converted to a term loan with a final payment date of December 15, 2004. Midland Credit is also required to pay to the noteholders any recoveries after September 22, 2000, net of attorney fees and certain costs, from certain issuers that previously sold the securitized receivables to Midland Credit.

SENIOR NOTE FINANCING

On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. We used the net proceeds of the Senior Notes for general operating expenses. Although the Senior Notes are unsecured obligations of MCM they are guaranteed by Midland Credit and Triarc Companies, Inc. ("Triarc"), a shareholder of MCM. Triarc beneficially owns approximately 9.8% of the outstanding common stock of MCM. In connection with the issuance of the Senior Notes, MCM issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company's common stock at an exercise price of $0.01 per share. The warrant agreements pursuant to which the warrants were issued contain antidilutive provisions which, as of March 30, 2001, have resulted in warrants to purchase an additional 5,241 shares of common stock being issued to the lender and warrants to purchase 1,275 shares of common stock issued to Triarc. In addition, we paid Triarc a fee of $0.2 million in consideration of Triarc's guarantee of this indebtedness. We engaged an independent valuation firm to determine the allocation of the $10.0 million principal amount between the Senior Notes and the warrants. The results of the valuation were such that the value of the warrants was approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders' equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants and has a remaining balance of $1.5 million at December 31, 2000. The Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding the interest may be repaid in kind at the Company's option through issuance of additional 12% Senior Notes due July 1, 2005. For the interest payment that was due in July 2000, the Company issued a 12% Senior Note in the amount of $0.6 million. Another 12% Senior Note in the amount of $0.6 million was issued in January 2001 for the interest payment then due.

The board of directors of MCM approved the issuances of the Senior Notes and related transactions, and the members of the board of directors of MCM unaffiliated with Triarc approved the payment of the fee and the issuance of the warrants to Triarc.

Under the terms of the Senior Notes, we can issue up to an additional $40 million principal amount of notes ("Additional Notes") on substantially similar terms as the Senior Notes. We must use the proceeds from any Additional Notes issued in excess of $25.0 million to permanently reduce certain existing indebtedness of Midland Credit. We do not currently have commitments for any Additional Notes, and there can be no assurance that we will be able to sell any Additional Notes.

INFLATION

We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 1998, 1999 and 2000 since inflation rates generally remained at relatively low levels.

ACCOUNTING

We account for our investment in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the American Institute of Certified Public Accountants' ("AICPA") Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans." Static pools are established with accounts having similar attributes, based on specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool's contractual receivable balance. As a result, each static pool is recorded at cost at the time of acquisition.

We account for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios has been accrued based on the effective interest rate determined for each pool applied to each pool's original cost basis, adjusted for unpaid accrued income and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

We monitor impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio's carrying amount in those cases where the projected future cash flows are determined to be reasonably estimable. Management periodically evaluates receivable portfolios for impairment based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than estimates of total probable future collections. No provision for losses was recorded in 1998 or 1999. During 2000, we recorded impairment charges of approximately $20.9 million against the carrying value of the portfolios.

During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with expectations and historical results for the specific type of receivables within those portfolios. This was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations contained in the related purchasing contracts. At the time impairment was identified the Company was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, the Company ceased accrual of income on these portfolios effective January 1, 2000.

Subsequently, using proprietary statistical models acquired through the West Capital Transaction, Company management estimated the amount and timing of anticipated collections, and therefore the recoverable value of these portfolios. As part of that process, we were able to isolate many of the portions of those portfolios containing what we considered ineligible assets. Based on our calculations and statistical analysis, we recorded an impairment charge of $20.9 million against the carrying value of certain portfolios. These portfolios remain on non-accrual status as of December 31, 2000, and the full amount of collections since January 1, 2000 for these portfolios has been applied to the principal of these receivable portfolios. In accordance with AICPA Practice Bulletin 6, we are accounting for these portfolios under the cost recovery method until such time that we can demonstrate our ability to accurately estimate the amount and timing of anticipated collections.

Collections in excess of the net book value of the related individual receivable portfolios are recorded as income. During the year ended December 31, 2000, approximately $3.7 million was recognized as income pertaining to collections in excess of the related net book value.

On August 14, 2000, we entered into a settlement agreement (the "Settlement") with an issuer from whom we purchased certain ineligible receivables (the "Issuer"). In connection with the Settlement, the Issuer forgave the payment of the original purchase price ($2.3 million) for certain ineligible receivables that were owned by Midland Credit and were unencumbered. In the second quarter of 2000, the Company recorded a $1.1 million provision for uncollectible accounts related to the ineligible receivables. In connection with the Settlement, Midland Credit (i) reversed the $2.3 million liability pertaining to the original purchase price, (ii) recorded a recovery of the $1.1 million provision for uncollectible accounts previously recorded on such receivables,
(iii) applied $0.7 million of collections on these portfolios to income from receivable portfolios and (iv) reversed the $0.4 million remaining balance of the receivable portfolios. As these receivable portfolios have no cost basis, all collections are recorded as income. In October 2000, Midland Credit, as the servicer of Securitization 99-1, received $0.7 million from the Issuer in payment for the return to the Issuer of certain ineligible receivables that were previously purchased from the Issuer. As a result of the amendment to Securitization 99-1, this recovery is subject to the lien in Securitization 99-1. In November 2000, $0.6 million, net of attorney fees, was paid to the noteholders in Securitization 99-1 in payment of amounts owing on the non-recourse notes payable.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, Midland Credit and two of its wholly-owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA. We are seeking an award of actual, consequential, and incidental damages in an amount in excess of $13 million incurred as a result of the ineligible receivables acquired from MBNA. There can be no assurance that the Company will be successful in obtaining a judgement for the damages caused as a result of the non-conforming receivables. To the extent we are successful, any recoveries, net of attorney's fees and other related costs, will be paid to the noteholders of the warehouse facility and Securitization 99-1.

We are considering possible remedies that may be available from the remaining entity from which ineligible receivables were purchased.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES. Income from receivable portfolios increased $2.5 million or 19%, from $12.9 million for the year ended December 30, 1999 to $15.4 million for the year ended December 31, 2000. The $2.5 million increase is attributable to the receivable portfolios purchased in the West Capital Transaction and the Trust Transaction of approximately $3.7 million offset by a $1.2 million dollar decrease in net income from existing receivable portfolios. See "Liquidity and Capital Resources" below.

The remaining increase in income from receivable portfolios is due to a $15.6 million, or 60%, increase in the outstanding average balance of our investment in receivable portfolios during the year. The average outstanding balance of $26.2 million during the year ended December 31, 1999 rose to an average of $41.8 million during the year ended December 31, 2000. However, as further discussed below, we discontinued the accrual of income on certain receivable portfolios effective January 1, 2000. The increase in the average outstanding balance of our investment in receivable portfolios is the result of (i) the purchase of $52.0 million and $4.4 million of receivable portfolios during the years ended December 31, 1999 and 2000, respectively, and (ii) the December 30, 1998 securitization of receivable portfolios with a carrying amount of $33.8 million which significantly reduced the receivable balance in early 1999. The 1998 Securitization was accounted for as a sale in accordance with SFAS No. 125. Accordingly, the receivables no longer accrue income to the benefit of MCM other than servicing fees and income from the retained interest.

In connection with the 1998 Securitization and the related servicing agreement, we recorded a retained interest in the securitized receivables and a servicing liability. For the year ended December 31, 2000, we recognized income from retained interest in securitized receivables in the amount of $11.7 million, servicing income in the amount of $3.7 million and amortization of the servicing liability in the amount of $1.4 million which compares to income from retained interest in securitized receivables in the amount of $7.8 million, servicing income in the amount of $5.2 million and amortization of the servicing liability in the amount of $2.2 million for the year ended December 31, 1999. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the condensed consolidated statements of operations. The notes payable under the 1998 Securitization were repaid in full in September, 2000 and as a result, the remaining balance of the servicing liability was amortized in 2000. We no longer record servicing fee income with respect to these portfolios since all future collections represent retained interest collections and will pay down the balance of the retained interest.

As successor servicer to a pool of charged-off consumer accounts in connection with the West Capital Transaction, Midland Credit receives a servicing fee for collections of these receivables. We recorded $4.3 million in servicing fees during the period from May 22, 2000 (the closing date of the Transaction) through December 31, 2000 for the collections on these receivables during that period.

TOTAL OPERATING EXPENSES. Total operating expenses were $59.6 million for the year ended December 31, 2000 compared to $26.3 million for the year ended December 31, 1999, an increase of $33.3 million or 126.6%. The increase in total operating expenses and increase in operating expenses as a percentage of revenues is in part a result of the provision for portfolio losses of $22.0 million recorded during the year, offset by the recovery of $1.1 million of the provision in the third quarter. We also recorded restructuring charges of approximately $1.4 million during 2000 as further discussed below. Salaries and employee benefits increased $4.6 million, or 24%, to $23.4 million in the year ended December 31, 2000 from $18.8 million in the year ended December 31, 1999. The increase in salaries and employee benefits reflects the addition of employees from the West Capital Transaction partially offset by the decrease attributable to the closure of our Hutchinson facility in June 2000. The growth of the Phoenix facility accounted for the remaining increase in salaries and employee benefits. In addition, an increase in personnel was necessary to install and implement a new Davox call management system and a related computer network in the Phoenix facility. During the year ended December 31, 2000, collections per collector averaged approximately $181,640, which is a 126% increase over the average collections per collector of approximately $80,535 during the year ended December 31, 1999 resulting in higher compensation for collection personnel employed in the 2000 period.

Other operating expenses, general and administrative expenses and depreciation and amortization expenses increased $6.5 million or 87% from $7.5 million to $14.0 million for the years ended December 31, 1999 and 2000, respectively. Approximately $2.8 million of this increase is a result of expenses associated with the operations acquired in the West Capital Transaction partially offset by a decrease of approximately $0.5 million attributable to the closure of our Hutchinson facility. The remaining increase of approximately $4.2 million is primarily due to the expansion of our Phoenix location reflecting the growth in the receivable portfolios that we manage and the resulting increase in expenses relating to the collection of such receivable portfolios.

During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with our expectations and historical results for the specific type of receivables within those portfolios. This was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations contained in the related purchasing contracts. At the time the impairment was identified, Company management was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, we ceased accrual of income on these portfolios effective January 1, 2000.

Subsequently, using proprietary statistical models acquired through the West Capital Transaction, we estimated the amount and timing of anticipated collections, and therefore the recoverable value of certain of these portfolios. As part of that process, we isolated the portions of those portfolios containing what we considered to be ineligible assets. Based on the results of our calculations and statistical analysis, an impairment charge of $20.9 million was recorded against the carrying value of certain portfolios. These portfolios remained on nonaccrual status as of December 31, 2000 and the full amount of collections since January 1, 2000 associated with these portfolios was applied to the related principal. In accordance with AICPA Practice Bulletin 6, we are accounting for these portfolios under the cost recovery method until such time that we can demonstrate our ability to accurately estimate the amount and timing of anticipated collections.

During the year ended December 31, 2000 we also recorded restructuring charges of approximately $1.4 million. This related to the closure of our facility in Hutchinson, Kansas ($0.5 million) and severance charges for certain officers of the Company who were replaced by former officers of West Capital ($0.9 million).

OTHER INCOME AND EXPENSES. Total other expenses for the year ended December 31, 2000 were $7.9 million compared to $2.0 million for the year ended December 31, 1999. Interest expense for the year ended December 31, 2000 was $7.9 million compared to $2.2 million for the year ended December 31, 1999, an increase of $5.7 million. This increase is attributable to higher average outstanding borrowings in 2000 as compared to 1999. The increase in outstanding borrowings reflects the $28.9 million borrowed under Securitization 99-1 in January 2000, the issuance of $10.0 million of 12% Senior Notes in January, 2000 and the $1.0 million increase in capital lease obligations to $2.2 million at December 31, 2000.

INCOME TAX BENEFIT. For the years ended December 31, 2000 we recorded an income tax benefit of $7.3 million reflecting an effective rate of 23.4%. This is compared to a tax benefit of approximately $34,000 for the year ended December 31, 1999 reflecting an effective rate of 40.0%. The lower effective rate in 2000 is a result of our recording a valuation reserve for our deferred tax assets because of the uncertainty of the recovery of the tax assets that have been recorded.

NET LOSS. The resulting net loss for the year ended December 31, 2000 was $23.7 million compared to net loss of approximately $51,000 for the year ended December 31, 1999. Absent the provision for portfolio losses, the loss would have been approximately $2.8 million. The balance of the loss was made up, in part, of approximately $1.4 million in restructuring charges during 2000 and reduced revenues from portfolios on cost recovery coupled with the increase in costs of collections for these portfolios.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

REVENUES. Total revenues for the year ended December 31, 1999 were $28.2 million compared to total revenues of $26.9 million for the year ended December 31, 1998, an increase of $1.3 million or 5%. The increase in revenues was the net result of a decrease in income from receivable portfolios of $3.1 million; an increase of income from retained interest in securitized receivables of $7.8 million; a decrease in gain on sale of receivable portfolios of $10.7 million; and an increase in servicing fees and related income of $7.3 million.

During the year ended December 31, 1999, we acquired receivable portfolios at a cost of $52.0 million with an aggregate face value amount of $834.6 million. Although the average outstanding balance of investment in receivable portfolios increased from $23.2 million during 1998 to $26.2 million during 1999, income from receivable portfolios decreased $3.1 million or 19%, from $16.0 million for the year ended December 31, 1998 to $12.9 million for the year ended December 31, 1999. The decrease reflects the timing of portfolio acquisitions and sales in 1998 and 1999. Approximately 68% of the receivable portfolios we owned on December 31, 1999 were acquired during the last six months of 1999. In addition, the $33.8 million sale that closed on December 30, 1998 included substantially all of our receivable portfolios owned at that date. The receivables sold stopped accruing income to the Company's benefit other than servicing fees and related income and income from the retained interest.

In connection with the 1998 Securitization and the related servicing agreement, we recorded a retained interest in the securitized receivables and a servicing liability. As a result, for the year ended December 31, 1999, we recognized income from retained interest in securitized receivables in the amount of $7.8 million, servicing fees in the amount of $7.4 million including the amortization of servicing liability in the amount of $2.2 million.

We had sales of receivable portfolios during the year ended December 31, 1999 totaling $0.3 million and recognized an immaterial aggregate gain on the transactions. In 1998, we recognized a gain of $9.3 million as a result of our December 30, 1998 securitization. We structured the Securitization 99-1 transaction as a financing for accounting purposes.

TOTAL OPERATING EXPENSES. Total operating expenses were $26.3 million for the year ended December 31, 1999 compared to $11.4 million for the year ended

December 31, 1998, an increase of $14.9 million or 131%. Total operating expenses as a percentage of revenues were 93% for the year ended December 31, 1999 compared to 42% for the year ended December 31, 1998. The increase in total operating expenses and total operating expenses as a percentage of revenues reflect our significant growth during the past year.

Total employees increased from an average of 275 employees during the year ended December 31, 1998 to an average of 584 during the year ended December 31, 1999. Thus, salaries and employee benefits increased by $11.3 million in the year ended December 31, 1999 to $18.8 million from $7.5 million in 1998, an increase of 152%, reflecting the continued growth of our Phoenix facility from its opening in February, 1998. Employment in our Phoenix facility grew from an average number of employees during 1998 of 192 to an average of 498 during 1999. The growth in our employee base in Phoenix reflects our investment in the following areas:

- the hiring of account managers who conduct collection activities for the Phoenix facility;

- the hiring of senior management and middle management to supervise the growth in collection personnel and receivable portfolios, and the hiring of skip tracers who locate customers to support collection efforts;

- investment in data processing and computer systems and related professionals to enhance and manage our proprietary account management system; and

- investment in full time training and compliance personnel to provide ongoing education, quality control and support for the collection personnel.

Other operating expenses, such as telephone, postage, third-party skip tracing services and credit bureau reports increased $1.3 million or 59% from $2.2 million in 1998 to $3.5 million in 1999. The increase reflects the growth in the receivable portfolios managed by Midland Credit and the corresponding expenses related to the collections of such receivable portfolios.

General and administrative expenses increased by $1.7 million or 131% to $3.0 million in 1999 from $1.3 million in 1998 primarily as a result of increased professional fees, rent expense and other occupancy costs associated with our Phoenix operations. General and administrative expenses for 1999 also include fees and expenses relating to certain litigation as to which a settlement was reached in 2000.

INTEREST AND OTHER EXPENSES. Total interest and other expenses for the year ended December 31, 1999 were $2.0 million compared to $2.9 million for the year ended December 31, 1998, a decrease of $0.9 million or 31%. Interest expense for the year ended December 31, 1999 was $2.2 million compared to $3.0 million for the year ended December 31, 1998, a decrease of $0.8 million or 27%. The decrease is attributable to the use of the proceeds from both the Securitization 98-1 transaction and the IPO to pay down debt as well as lower interest rates on the warehouse facility.

(PROVISION FOR) BENEFIT FROM INCOME TAXES. For the year ended December 31, 1999, we recorded an income tax benefit of less than $0.1 million, reflecting an effective tax rate of 40%. For the year ended December 31, 1998, we recorded income tax expense of $5.1 million, reflecting an effective tax rate of 40.2%. Net deferred tax liabilities were $7.8 million and $8.2 million at December 31, 1999 and 1998, respectively. The deferred tax balance at December 31, 1999 includes $3.7 million relating to the gain on the 1998

Securitization transaction and $2.9 million relating to the unrealized gain on the retained interest in securitized receivables.

EXTRAORDINARY CHARGE. In connection with the early extinguishment of debt under one of our previous line of credit agreements, in 1998 we recognized an extraordinary charge for prepayment fees and penalties, net of income tax benefit, of $0.2 million. There was no similar charge in 1999.

NET INCOME (LOSS). Net loss for the year ended December 31, 1999 was $0.1 million compared to net income of $7.4 million for the year ended December 31, 1998. Approximately $5.6 million of the $7.4 million decrease in net income is attributable to the gain recognized on the 1998 Securitization. We did not close any securitization transactions in 1999. The remaining decrease is due primarily to the increased costs associated with our growth in Phoenix.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and operations. Our need for additional financing and capital resources increases dramatically as our business grows. Our failure to continue to obtain financing and capital as needed would limit our ability to acquire additional receivables and to operate our business. Additional financing, additional capital or sales of certain receivables for cash may also be needed if we are removed as servicer of receivables that are part of our outstanding securitizations or are owned by third parties. On December 20, 2000, through a wholly owned bankruptcy remote, special purpose entity, we entered into a $75 million secured financing facility discussed in "Secured Financing Arrangements" below. Moreover, we renegotiated our $15 million revolving credit facility to mature April 15, 2002. Nonetheless, there can be no assurance that we will be able to extend it in the future or that we can repay borrowings under the facility if we are not able to do so.

At December 31, 2000 we had cash of $0.9 million compared to $0.4 million at December 31, 1999. We use our $15.0 million revolving line of credit, discussed below, for working capital needs and draw and repay the revolving line of credit on a regular basis.

We had total recoveries on managed receivable portfolios of $66.1 million for the year ended December 31, 2000, an 88% increase over the $35.2 million collected in the prior year. We made the final payment of the debt outstanding under the 1998 Securitization on September 11, 2000, thus all collections associated with those receivables now represent collection of the retained interest.

Capital expenditures for fixed assets and capital leases were $2.5 million during the year ended December 31, 2000 reflecting the installation of a Davox call management system and other network hardware and software to support this system. Capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

Revolving Lines of Credit.

We entered into the Fifth Amended and Restated Promissory Note effective December 30, 2000 to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2002 with the right to extend to April 15, 2003 upon payment of an extension fee of

$150,000 and compliance with certain other conditions. Under this revolving credit facility, there was $1.4 million and $2.1 million available as of December 31, 1999 and December 31, 2000, respectively. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of MCM, including Triarc. Triarc placed $15.0 million of United States government debt securities in a custodian account at the lending bank, which is subject to set off under certain circumstances if the parties to the bank guaranties and to related agreements fail to perform their obligations thereunder.

Effective October 31, 2000, we executed an agreement with certain of our affiliates for a $2.0 million stand-by line of credit secured by substantially all of the Company's assets and its subsidiaries to use, if necessary, for working capital purposes. The line of credit accrues interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal with any unpaid principal due no later than twelve months after the end of the funding period. As of March 30, 2001, the funding period ends June 30, 2001, subject to two additional three-month extensions through December 31, 2001. Upon execution of the agreement, the lenders received warrants to acquire up to 50,000 shares of the Company's common stock at $0.01 per share. Additional warrants are issuable at such time that we draw against or extend the funding period under the line of credit. As of March 30, 2001, we issued warrants to purchase 100,000 additional shares of common stock in connection with the extension of the funding period through June 30, 2001. At March 30, 2001, the Company had not drawn any funds against this line of credit.

Servicing

Midland Credit has been reappointed as servicer through April 2001 under Securitization 99-1 and the warehouse facility. At December 31, 2000 however, Midland Credit was in default of certain covenants of the amended agreements. On January 24, 2001 the controlling party waived the existing defaults. As of March 31, 2001, we will be in default of the required net worth covenant and expect to be in default of the required cumulative collections covenant under both the Securitization 99-1 and the warehouse facility. We anticipate being able to obtain waivers of these defaults from the controlling party. If these defaults are not waived, Midland Credit could be removed as servicer and the receivables in the Securitization 99-1 transaction and the Warehouse Facility could be liquidated to pay off the related notes issued in the securitizations. If the receivables are collected in the ordinary course, Company management expects collections on the securitized receivables will be sufficient to pay the amount due to the noteholders. If the receivables are liquidated to pay off the noteholders as a result of an event of default, any possible excess collections could not be recovered by Midland Credit. Conversely, should the liquidation proceeds fall short of the amount due to the noteholders, because of the non-recourse nature of the transactions, the lenders could not pursue Midland Credit for the deficiency on the note.

Provided any event of default is waived and the election is not made to remove Midland Credit as the servicer, Midland Credit believes that it would have sufficient liquidity to fund its operations and working capital needs. This liquidity, under existing projections of Company management, assumes that we would either sell certain of our receivable portfolios for cash, or raise additional capital, to meet our existing business plan. If we are unable to do so in sufficient amount, we would be required to, among other things, (i) reduce the number of employees and overall scope of operations, (ii) reduce any future capital expenditures, or (iii) stop purchasing additional receivables. The existing projection also assumes that to continue to purchase receivables under our $75 million Acquisition Facility, we will need to either obtain a waiver of the lender regarding the net worth covenant, or spin off at least one of our bankruptcy remote subsidiaries related to Securitization 99-1 or our warehouse facility.

If, however, the controlling party removes Midland Credit as servicer, this would cause an event of cross default under the $10 million Senior Notes with the institutional investor and allow the Senior Notes to be accelerated. If Midland Credit is removed as servicer and/or the Senior Notes are thereby accelerated, Midland Credit and the Company may be required to, among other things, (i) reduce the number of employees and overall scope of operations, (ii) sell certain of its receivables portfolios for cash, (iii) reduce any future capital expenditures, (iv) pursue strategic alternatives such as a sale, merger or recapitalization of the Company or Midland Credit or (v) seek protection under reorganization, insolvency or similar laws.

If Midland Credit is not reappointed as the servicer under Securitization 99-1 and the warehouse facility on a monthly basis, even though such event does not trigger any cross events of default, Midland Credit and the Company would be required to, among other things, (i) reduce the number of employees and overall scope of operations, (ii) sell certain of its receivables portfolios for cash,
(iii) reduce any future capital expenditures, or (iv) stop purchasing additional receivables.

Forward Flow Agreements.

During 1999, we were party to three separate forward flow agreements under which we purchased approximately 57% of our cost basis of our 1999 receivable purchases. One of these agreements terminated in November of 1999 and one terminated on December 31, 1999. Neither of these forward flow agreements were renewed. The remaining forward flow agreement was originally scheduled to terminate in February 2001 according to its terms. In January 2000, we obtained an amendment to this agreement that permitted termination by either party on 30 days notice, although we agreed to pay for our January and February 2000 purchases under the agreement in advance. On February 11, 2000, we terminated the last of our forward flow agreements. As of March 30, 2001, we have not entered into any new forward flow agreements.

Secured Financing Arrangements.

On December 20, 2000, MRC Receivables Corporation, a wholly owned, bankruptcy remote, special purpose entity, entered into a $75 million secured financing facility. Notes to be issued under the facility will be collateralized by the charged-off receivables that are purchased with the available proceeds from this financing arrangement. The first funding under this financing facility occurred in December 2000 in connection with the purchase of receivable portfolios in the amount of approximately $401,000. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors. If we are not able to sell certain of our receivables for cash, or are unable to raise additional capital, or we are not reappointed as the servicer under Securitization 99-1 and the warehouse facility, we would not have adequate liquidity to purchase receivables under this facility. We are required to maintain a specified amount of net worth to obtain funding under this facility. If we are not able to raise adequate capital to maintain the specified amount or obtain a waiver of the probable future default of this requirement, we may spin off at least one of our bankruptcy remote subsidiaries related to Securitization 99-1 or our warehouse facility. There is no assurance that we will be able to continue to fund purchases of receivables under this facility.

RISK FACTORS

We make forward-looking statements.

This report contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements. These statements may include, but are not limited to, projections of collections, revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".

Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

-        the availability of financing;

- our ability to maintain sufficient liquidity to operate our business including obtaining new capital to enable us to purchase new receivables;

-        our ability to purchase receivable portfolios on acceptable terms;

- our continued servicing of the receivables in our securitization transactions and for the unrelated third party;

- our ability to recover sufficient amounts on receivables to fund operations;

- our ability to hire and retain qualified personnel to recover our receivables efficiently;

-        changes in, or failure to comply with, government regulations; and

- the costs, uncertainties and other effects of legal and administrative proceedings.

Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

EVEN WITH CURRENT FINANCING ARRANGEMENTS, WE MAY BE UNABLE TO MEET OUR FUTURE LIQUIDITY REQUIREMENTS.

We cannot make assurances that we will be able to meet our future liquidity requirements. We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and operations. Our need for additional financing and capital resources increases dramatically as our business grows. Our failure to continue to obtain financing and capital as needed would limit our ability to acquire additional receivables and to operate our business. Additional financing, additional capital or sales of certain receivables for cash may also be needed if we are removed as servicer of receivables that are part of our outstanding securitizations or are owned by third parties. On December 20, 2000, through a wholly owned bankruptcy remote, special purpose entity, we entered into a $75 million Acquisition Facility. There can be no assurance that we will have adequate liquidity to fund our equity portion of purchases under this facility. Moreover, we renegotiated our $15 million revolving credit facility to mature April 15, 2002. Nonetheless, there can be no assurance that we will be able to extend it in the future or that we can repay borrowings under the facility if we are not able to do so.

We may not be able to recover sufficient amounts on our receivables to fund our operations.

We acquire and service receivables that the customers have failed to pay and the sellers have written off. The originating institutions generally make numerous attempts to recover on their nonperforming receivables, often using a combination of their in-house collection and legal departments as well as third party collection agencies. These receivables are difficult to collect and we may not cover the costs associated with purchasing the receivables and running our business.

In addition, our ability to recover on our receivables and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. We purchase receivables from sellers that fail to comply with certain terms of the purchase agreements, and in the normal course of our business, we return these receivables to the sellers. Ineligible accounts that we have been unable to return to the sellers will yield a lower return than conforming accounts. Lower collections from those ineligible accounts may result in the inability of MCM to meet certain collection requirements in the Securitization 99-1 or the warehouse facility. We pursue all remedies available to us when we receive ineligible accounts, including the litigation that we have commenced with MBNA. All recoveries from the MBNA litigation will be paid to the noteholders of the Securitization 99-1 and the warehouse facility. See "Risk Factors -- We may not be able to continue to satisfy the restrictive covenants in our debt agreements" for a discussion of the effect of a failure by us to satisfy our covenants in the debt agreements.

We may not be able to continue to satisfy the restrictive covenants in our debt agreements.

Our debt agreements, including Securitization 99-1, the warehouse facility, and the Acquisitions Facility, impose a number of restrictive covenants, including financial and liquidity requirements. Failure to satisfy any one of these covenants could result in all or any of the following results:

-        acceleration of indebtedness outstanding;

- cross defaults to and acceleration of indebtedness under other financing agreements;

- our removal as servicer under the facility and possibly other cross-defaulted facilities and loss of servicing fees and other consequences;

- liquidation of the receivables in our securitization transactions and loss of our expected future excess recoveries on receivables in the securitized pools;

- our inability to continue to make purchases of receivables needed to operate our business; and/or

-        our inability to secure alternative financing on favorable terms.

Any of these consequences could have a material adverse impact on our operations and profitability and on our stock price. As of March 31, 2001, we expect to be in default of certain covenants under our $75 million Acquisition Facility. Although the lender has conditionally waived this default, there can be no assurance that we will be able to satisfy the condition of the waiver, or not experience additional defaults in the future or that we will be able to obtain waivers of any such additional defaults.

We could lose our servicing rights, which could cause us to reduce our operations and could limit our ability to obtain additional financing.

We service the receivables in our securitization transactions, our warehouse facility, our secured financing arrangement and receivables owned by an unrelated third party. Under our Securitization 99-1 and warehouse facility, as amended, we must be reappointed as servicer each month. If we lose our rights to service the receivables, our cash flow would be seriously impaired, and we would be forced to significantly curtail our remaining operations. Our ability to securitize receivables and to obtain additional financing would also be seriously impaired. We could lose the right to service receivables for a variety of reasons including:

-        not being reappointed;

-        defaults in our servicing obligations;

- breaches of representations, warranties or covenants related to a securitization or the warehouse facility, including covenants relating to minimum collections, liquidity and minimum net worth; and

-        bankruptcy or other insolvency.

Future losses could impair our ability to raise capital or borrow money, as well as affect our stock price.

We recorded a loss of approximately $23.7 million for the year ended December 31, 2000, and expect to incur additional losses in the future. If we have additional losses, it may become more difficult to raise additional capital or borrow money as needed, which can adversely affect our stock price. The additional losses could also result in a default of certain of our financial covenants in our financing and servicing documents. Our recent operating results also reflect that our costs in connection with the expansion of our business and the substantial number of new personnel that we have hired. We cannot give any assurances that our operating results will improve in future periods.

We may not be able to identify and acquire enough receivables to operate profitably and efficiently.

To operate profitably over the long term, we must continually service a sufficient number of receivables to generate income that exceeds our costs. Because fixed costs, such as certain personnel salaries and lease or other facilities costs, constitute a significant portion of our overhead, if we do not continually replace the receivable portfolios we service with additional receivable portfolios or collect sufficient amounts on receivables owned or serviced by us, we may be required to reduce the number of employees in our collection operations. We would then have to hire new collectors as we obtain additional receivable portfolios. These practices could lead to:

- low employee morale, higher employee attrition rates, fewer experienced employees and higher recruiting and training costs;

- disruptions in our operations and loss of efficiency in collection functions; and

-        excess costs associated with unused space in collection facilities.

WE MAY NOT BE ABLE TO PURCHASE RECEIVABLES AT SUFFICIENTLY FAVORABLE PRICES OR ON SUFFICIENTLY FAVORABLE TERMS FOR US TO BE SUCCESSFUL.

Unless we change our core business and become primarily a third-party servicer, our long-term success depends upon the continued availability of receivables for purchase that meet our requirements. The availability of receivable portfolios at favorable prices and on favorable terms depends on a number of factors outside of our control, including the continuation of the current growth trends in consumer debt and sales of receivable portfolios by originating institutions, as well as competitive factors affecting potential purchasers and sellers of receivables. In this regard, we compete with other purchasers of defaulted consumer receivables and with third-party collection agencies, and are affected by financial services companies that manage their own defaulted consumer receivables. Some of our competitors have greater capital resources than we do. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types and the expected increase in competition from current market participants may reduce our access to receivables. In addition, aggressive pricing by competitors could raise the price of receivable portfolios above levels that we are willing to pay.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH OR OBTAIN THE RESOURCES NECESSARY TO ACHIEVE ADDITIONAL GROWTH.

We have expanded rapidly in recent periods, placing great demands on our management, employee and financial resources. We cannot give assurances that we will be able to manage our expanded operations effectively or obtain adequate resources to cover our increased expenses. If we are able to do so, we intend to continue our growth, which will place additional demands on our resources. To continue to grow, we will need to continue to enhance our operational and financial systems and increase our management, employee and financial resources.

WE MAY NOT BE ABLE TO HIRE AND RETAIN ENOUGH SUFFICIENTLY TRAINED EMPLOYEES TO SUPPORT OUR OPERATIONS.

Our industry is very labor intensive. We generally compete for qualified personnel with companies in our business and in the collection agency, teleservices and telemarketing industries. We will not be able to service our receivables effectively, continue our growth and operate profitability if we cannot hire and retain qualified collection personnel.

We may experience high rates of personnel turnover. The high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. A large percentage of our employees joined us within the past year and these employees are still gaining experience with our collection process, procedures and policies. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover.

WE USE ESTIMATES IN OUR ACCOUNTING AND WE WOULD HAVE TO CHARGE OUR EARNINGS IF ACTUAL RESULTS WERE LESS THAN ESTIMATED.

In accounting for our receivable portfolios, we establish their carrying value in accordance with AICPA Practice Bulletin No. 6. We determine the carrying value based on anticipated cash collections projected by our proprietary statistical models. The actual amount recovered by us on portfolios has not always correlated to our projections and may not do so in the future. If the future cash flows were insufficient to recover the carrying value of the portfolio, we would then recognize a charge to earnings in the amount of such shortfall.

In our 1998 Securitization, we retained the right to future collections that exceed all amounts owed and paid to the investors. For our 1998 Securitization, which was structured as a sale for accounting purposes, we account for this right to future collections at fair value, which we determine, based on the present value of anticipated cash collections. Actual recoveries on these receivables may be less than or slower than expected. If we determine that the fair value of our right to future collections is less than its value on our books, we would recognize a charge to earnings in the amount of the difference.

OUR SERVICING FEES MAY BE INSUFFICIENT TO COVER OUR ASSOCIATED SERVICING COSTS.

Although we receive a servicing fee to compensate us for our obligations to service receivables that are securitized or are under our lending and servicing agreements, the servicing fees from these receivables may not be sufficient to reimburse us for all of our costs associated with servicing the receivables.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND CAUSE OUR STOCK PRICE TO DECREASE.

Because of the nature of our business, our quarterly operating results may fluctuate in the future, which may adversely affect the market price of our common stock. The reasons our results may fluctuate include:

-        the timing and amount of recoveries on our receivables;

- our removal as the servicer of the Securitization 99-1 or the warehouse facility, or the sale of the receivables that we service for an unrelated third party

- any charge to earnings resulting from a decline in the value of our receivable portfolios or in the value of our interest in securitized receivables; and

- increases in operating expenses associated with the growth of our operations.

OUR RECOVERIES MAY DECREASE IN A WEAK ECONOMIC CYCLE.

The U.S. economy in 1998, 1999 and 2000 has generally been strong and many economic factors have been favorable. We cannot assure you that our collection experience would not worsen in a weak economic cycle. If our actual collection experience with respect to a receivable portfolio is significantly lower than we projected when we purchased the portfolio, our financial condition and results of operations could deteriorate.

WE COULD LOSE A MEMBER OF OUR SENIOR MANAGEMENT TEAM, WHICH COULD NEGATIVELY AFFECT OUR OPERATIONS.

The loss of the services of one or more of our executive officers or key employees could disrupt our operations. Although we are in the process of finalizing employment agreements with certain of our senior executives there can be no assurances that these agreements will be signed or, if signed, the existence of these agreements will not assure the continued services of these officers. Nor can we assure you that the noncompetition provisions will be enforceable.

OUR OPERATIONS ARE DEPENDENT ON TECHNOLOGY AND PHONE SYSTEMS.

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty or operating malfunction, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection activities. Any simultaneous failure of both of our information systems and their backup systems would interrupt our business operations.

Our business depends heavily on service provided by various local and long distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could reduce our profitability or disrupt our operations.

WE MAY NOT BE ABLE TO SUCCESSFULLY ANTICIPATE, INVEST IN OR ADOPT TECHNOLOGICAL ADVANCES WITHIN OUR INDUSTRY.

Our business relies on computer and telecommunications technologies and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

While we believe that our existing information systems are sufficient to meet our current and foreseeable demands and continued expansion, our future growth may require additional investment in these systems. We depend on having the capital resources necessary to invest in new technologies to acquire and service receivables. We cannot assure you that adequate capital resources will be available to us.

WE MAY MAKE ACQUISITIONS THAT PROVE UNSUCCESSFUL OR STRAIN OR DIVERT OUR RESOURCES.

From time to time, we consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets that we do not currently serve. We may not be able to successfully acquire other businesses or, if we do, we may not be able to successfully integrate these businesses with our own. Further, acquisitions may place additional constraints on our resources such as diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could reduce our profitability. It is our policy to publicly announce an acquisition only after an agreement with respect to such acquisition has been reached.

GOVERNMENT REGULATION MAY LIMIT OUR ABILITY TO RECOVER AND ENFORCE RECEIVABLES.

Federal and state laws may limit our ability to recover and enforce receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on receivables we purchase where the card issuer failed to comply with applicable laws in generating or servicing the receivables that we have acquired. Laws relating to debt collections also directly apply to our business. Our failure to comply with any laws or regulations applicable to us could limit our ability to recover on receivables, which could reduce our collections and earnings.

While receivables acquisition contracts typically contain provisions indemnifying us for losses due to the originating institution's failure to comply with applicable laws and other events, we cannot provide assurances that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

WE MAY LOSE FUTURE NET OPERATING LOSS CARRYFORWARDS.

The Company has net operating loss carryforwards of approximately $10.9 million as of December 31, 2000. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision beyond the valuation allowance. The net operating losses generated in 1998, 1999 and 2000 of $2.1 million, $6.8 million and $1.8 million, respectively, expire in 2018, 2019 and 2020, respectively. The remaining balance expires in the year 2006.

                        ITEM 7A - MARKET RISK DISCLOSURE

The retained interest in securitized receivables is treated as a debt security similar to an available-for-sale security and is carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 125. This original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows on a "cash out" basis, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted. On a quarterly basis, management reviews the fair value assumptions which are based on the current cash flow projections discounted at an effective rate that reflects a current risk-adjusted rate of return that a knowledgeable investor would require.

At December 31, 2000, collection assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions related to the retained interest are as follows (in thousands):

   Fair value of retained interest                              $31,616

   RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)

   Impact on fair value of 10% adverse change                     (703)
   Impact on fair value of 20% adverse change                   (1,365)

   PROJECTED CASH COLLECTION ASSUMPTION

   Impact on fair value of 10% adverse change                   (3,162)
   Impact on fair value of 20% adverse change                   (6,323)

We believe that the rates of adverse movements described above represent the hypothetical impact on our financial position and do not represent the maximum possible impact nor any expected actual impact, even under adverse conditions, since actual adverse fluctuation would likely differ.

If the annual effective interest rate for our retained interest averages 300 basis points more in 2001 than the expected effective rate as of December 31, 2000, representing an approximate 10% change, decrease in the associated unrealized gain would be approximately $0.5 million greater. Conversely, if the annual effective interest rate for our retained interest averages 300 basis points less, the decrease in the unrealized gain would be approximately $0.5 million lower.

Changes in short-term interest rates also affect our earnings as a result of our borrowings under bank borrowing agreements. If the market interest rates for line of credit and other variable rate agreements increase at an average of 10%, interest expense would increase, and income before income taxes would decrease by approximately $0.4 million based on the amount of related outstanding borrowings as of December 31, 2000 of $43.8 million as well as average outstanding borrowings during 2000 of $49.3 million. Conversely, if market interest rates decreased an average of 10%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.4 million, based on average outstanding borrowings during 2001.

Based on the indebtedness outstanding under our variable interest loan agreements at December 31, 1999, we performed a sensitivity analysis using a hypothetical 10% increase in interest rates. The analysis indicated that the Company's interest expense and net loss for the twelve months ended December 31, 1999 would have increased by approximately $0.2. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or any action management could take to lessen the risk. This also does not take into account any changes in our financial structure that may result from higher interest rates.

                   ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

                             MCM CAPITAL GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                    CONTENTS

Report of Independent Auditors............................................    38
Audited Financial Statements

Consolidated Statements of Financial Condition............................    39
Consolidated Statements of Operations.....................................    40
Consolidated Statements of Stockholders' Equity...........................    41
Consolidated Statements of Cash Flows.....................................    42
Notes to Consolidated Financial Statements................................    44

                         REPORT OF INDEPENDENT AUDITORS

                     The Board of Directors and Stockholders

                             MCM Capital Group, Inc.


         We have audited the accompanying consolidated statements of financial condition of MCM Capital Group, Inc. and its subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCM Capital Group, Inc. and its subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           Ernst & Young, L.L.P.

Kansas City, Missouri

February 2, 2001

                             MCM Capital Group, Inc.

                 Consolidated Statements of Financial Condition

                                                                        DECEMBER 31
                                                                     1999        2000
                                                                   --------    --------
                                                                      (In Thousands)
ASSETS

Cash                                                               $    352    $    888
Restricted cash (Note 1)                                              2,939       2,468
Investment in receivable portfolios, net (Notes 2, 3 and 4)          57,473      25,969
Retained interest in securitized receivables (Note 4)                30,555      31,616
Property and equipment, net (Note 5)                                  7,943       7,424
Other assets                                                          2,278       2,736
                                                                   --------    --------
Total assets                                                       $101,540    $ 71,101
                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                           $ 10,631    $  5,519
Servicing liability (Note 4)                                          1,430        --
Notes payable and other borrowings (Note 6)                          47,418      53,270
Capital lease obligations (Note 8)                                    1,262       2,233
Deferred income tax liability (Note 7)                                7,771        --
                                                                   --------    --------
Total liabilities                                                    68,512      61,022

Commitments and contingencies (Notes 8 and 14)

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized
                                                                       --          --
   Common stock, $.01 par value, 50,000,000 shares authorized,
     7,191,131 and 7,591,131 shares issued in 1999 and 2000,             72          76
     respectively (Note 13)
   Treasury stock, at cost: 430,000 shares                             --          (128)
   Additional paid-in capital                                        19,777      22,082
   Accumulated other comprehensive income (Note 4)                    4,321       2,921
   Retained earnings (accumulated deficit)                            8,858     (14,872)
                                                                   --------    --------
Total stockholders' equity                                           33,028      10,079
                                                                   --------    --------
Total liabilities and stockholders' equity                         $101,540    $ 71,101
                                                                   ========    ========

See accompanying notes to consolidated financial statements

                             MCM Capital Group, Inc.

                      Consolidated Statements of Operations

                                                                         YEAR ENDED DECEMBER 31
                                                                     1998         1999         2000
                                                                   --------     --------     --------
                                                                (In Thousands Except Earnings Per Share)
 Revenues:
    Income from receivable portfolios                              $ 15,952     $ 12,860     $ 15,434
    Income from retained interest                                      --          7,836       11,679
    Gain on sales of receivable portfolios (Note 4)                  10,818           57         --
    Servicing fees and related income                                   105        7,405        9,447
                                                                   --------     --------     --------
                                                                     26,875       28,158       36,560
 Operating expenses:
    Salaries and employee benefits                                    7,472       18,821       23,423
    Other operating expenses                                          2,200        3,479        6,340
    General and administrative expenses                               1,290        3,019        5,458
    Restructuring charges                                              --           --          1,388
    Provision for portfolio losses                                     --           --         20,886
    Depreciation and amortization                                       427          964        2,154
                                                                   --------     --------     --------
 Total operating expenses                                            11,389       26,283       59,649
                                                                   --------     --------     --------
                                                                     15,486        1,875      (23,089)
 Other income (expense):
    Interest expense                                                 (2,982)      (2,166)      (7,829)
    Other income (expense)                                               96          206          (69)
                                                                   --------     --------     --------
 Total other expense                                                 (2,886)      (1,960)      (7,898)
                                                                   --------     --------     --------

 Income (loss) before income taxes and
    extraordinary charge                                             12,600          (85)     (30,987)
 (Provision for) benefit from income taxes
    (Note 7)                                                         (5,065)          34        7,257
                                                                   --------     --------     --------
 Income (loss) before extraordinary charge                            7,535          (51)     (23,730)
 Extraordinary charge, net of income tax
    benefit of $115 (Note 9)                                           (180)        --           --
                                                                   --------     --------     --------
 Net income (loss)                                                 $  7,355     $    (51)    $(23,730)
                                                                   ========     ========     ========

 Basic earnings per share (Note 12):

    Income (loss) before extraordinary charge                      $   1.52     $  (0.01)    $  (3.20)
    Extraordinary charge                                               (.03)        --           --
                                                                   --------     --------     --------
 Net income (loss)                                                 $   1.49     $  (0.01)    $  (3.20)
                                                                   ========     ========     ========

 Diluted earnings per share (Note 12):

    Income (loss) before extraordinary charge                      $   1.51     $  (0.01)    $  (3.20)
    Extraordinary charge                                               (.04)        --           --
                                                                   --------     --------     --------
 Net income (loss)                                                 $   1.47     $  (0.01)    $  (3.20)
                                                                   ========     ========     ========

 Shares used for computation (in thousands) (Note 13):

      Basic                                                           4,941        5,989        7,421
                                                                   ========     ========     ========
      Diluted                                                         4,996        5,989        7,421
                                                                   ========     ========     ========

See accompanying notes to consolidated financial statements.

                             MCM Capital Group, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                                                                              ACCUMULATED
                                                                                                   RETAINED      OTHER
                                                                                    ADDITIONAL     EARNINGS     COMPRE-
                                                  COMMON STOCK    TREASURY STOCK     PAID-IN    (ACCUMULATED    HENSIVE
                                                 SHARES     PAR   SHARES    COST     CAPITAL      DEFICIT)      INCOME      TOTAL
                                               -------------------------------------------------------------------------------------
                                                                                    (In Thousands)

Balance at December 31, 1997                      --       $--     --      $ --     $    200     $  1,354       $   --     $  1,554
 Net income                                       --        --     --        --         --          7,355           --        7,355
 Other comprehensive income - unrealized gain                      --        --
   (Note 4)                                       --        --                          --           --            4,883      4,883
                                                                                                                           ---------
 Comprehensive income                                                                                                        12,238
 Issuance of put options on redeemable common
   stock                                          --        --     --        --         (200)      (3,649)          --       (3,849)
 Issuance of common stock warrants (Note 10)      --        --     --        --          130         --             --          130
 Repricing of put options on redeemable
   common stock                                   --        --     --        --         --          3,849           --        3,849
 Recapitalization of Company's common stock
   (Note 13)                                     4,941        49   --        --          (49)        --             --         --
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1998                     4,941        49   --        --           81        8,909          4,883     13,922
 Net loss                                         --        --     --        --         --            (51)          --          (51)
 Other comprehensive loss - unrealized loss
   (Note 4)                                       --        --     --        --         --           --             (562)      (562)
                                                                                                                           ---------
 Comprehensive loss                                                                                                            (613)
 Issuance of common stock (Note 13)              2,250        23   --        --       19,696         --             --       19,719
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1999                     7,191        72   --        --       19,777        8,858          4,321     33,028
 Net loss                                         --        --     --        --         --        (23,730)          --      (23,730)
 Other comprehensive loss - unrealized loss
   (Note 4)                                       --        --     --        --         --           --           (1,400)    (1,400)
                                                                                                                           ---------
 Comprehensive loss                                                                                                         (25,130)
 Issuance of common stock warrants                --        --     --        --        1,634         --             --        1,634
 Treasury stock                                   --        --      430      (128)      --           --             --         (128)
 Issuance of common stock (Note 2)                 400         4   --        --          671         --             --          675
                                               -------------------------------------------------------------------------------------
Balance at December 31, 2000                     7,591     $  76    430    $ (128)  $ 22,082     $(14,872)      $  2,921   $ 10,079
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                             MCM Capital Group, Inc.

                      Consolidated Statements of Cash Flows

                                                                  YEAR ENDED DECEMBER 31
                                                              1998         1999         2000
                                                            -----------------------------------
                                                                      (In Thousands)
OPERATING ACTIVITIES
Net income (loss)                                           $  7,355     $    (51)    $(23,730)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               427          964        2,154
     Amortization of loan costs                                 --            128        1,145
     Amortization of debt discount                               268         --             94
     Gain on sales of receivable portfolios                  (10,818)         (57)        --
     Loss on sales of property and equipment                      17         --            227
     Extraordinary loss on early extinguishment of debt          180         --           --
     Deferred income tax expense (benefit)                     5,107          (34)      (6,839)
     Amortization of servicing liability                        --         (2,177)      (1,430)
     Settlement of amount payable under receivable              --           --         (2,323)
       purchase contract
     Write-off of basis of settled portfolios                   --           --            427
     (Increase) decrease in service fee receivable              --           (273)         379
     (Increase) decrease in restricted cash                     --         (2,939)         471
     Provision for portfolio losses                             --           --         20,886
     (Increase) decrease in other assets                        (280)        (153)          24
     Note payable issued in lieu of interest payment            --           --            613
     Increase (decrease) in accounts payable and accrued
       liabilities                                             1,178        9,023       (4,535)
                                                            -----------------------------------
Net cash provided by (used in) operating activities            3,434        4,431      (12,437)

INVESTING ACTIVITIES

Proceeds from sales of receivable portfolios                  37,202          317          706
Net (accretion) collections applied to principal of
   receivable portfolios                                        (503)      (3,712)      15,918
Net collections of retained interest and cash reserves          --         (7,836)      (3,394)
Purchases of receivable portfolios                           (24,762)     (51,969)      (4,433)
Cash acquired in acquisition of assets from West Capital        --           --             10
Proceeds from the sale of property and equipment                  32         --            984
Purchases of property and equipment                           (2,814)      (4,127)        (786)
                                                            -----------------------------------
Net cash provided by (used in) investing activities            9,155      (67,327)       9,005

                             MCM Capital Group, Inc.

                                                                                          YEAR ENDED DECEMBER 31
                                                                                      1998         1999         2000
                                                                                    -----------------------------------
                                                                                             (In Thousands)
FINANCING ACTIVITIES
Proceeds from notes payable and other borrowings                                    $ 23,574     $ 78,519     $ 66,361
Repayment of notes payable and other borrowings                                      (31,481)     (38,106)     (59,607)
Payment on termination of put warrants                                                  (206)        --           --
Capitalized loan costs relating to financing arrangement                                --         (1,370)      (1,893)
Issuance of common stock through initial public offering                                --         22,500         --
Capitalized costs relating to initial public offering of
   common stock                                                                         --         (2,781)        --
Purchase of treasury stock                                                              --           --           (128)
Repayment of capital lease obligations                                                  --           (172)        (765)
Prepayment fees and penalties on early extinguishment of
   debt                                                                                 (295)        --           --
                                                                                    -----------------------------------
Net cash provided by (used in) financing activities                                   (8,408)      58,590        3,968
                                                                                    -----------------------------------

Net increase (decrease) in cash                                                        4,181       (4,306)         536
Cash, beginning of year                                                                  477        4,658          352
                                                                                    -----------------------------------
Cash, end of year                                                                   $  4,658     $    352     $    888
                                                                                    ===================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                                                         $  2,670     $  2,014     $  5,952
                                                                                    ===================================
   Income taxes                                                                     $     50     $   --       $   --
                                                                                    ===================================
SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING ACTIVITIES

Property and equipment acquired under capital leases                                $    523     $    928     $  1,737
                                                                                    ===================================
Recognition of servicing liability                                                  $  3,607     $   --       $   --
                                                                                    ===================================
Recognition of retained interest in securitized receivables                         $ 14,858     $   --       $   --
                                                                                    ===================================
SUPPLEMENTAL SCHEDULES OF NONCASH FINANCING ACTIVITIES
Issuance of common stock warrants in connection with debt
   agreements                                                                       $    130     $   --       $  1,634
                                                                                    ===================================
Issuance of put options on redeemable common stock                                  $  3,849     $   --       $   --
                                                                                    ===================================
Issuance of common stock in connection with acquisition of
   certain assets of West Capital:

     Fair value of assets acquired                                                  $   --       $   --       $  2,419
     Fair value of liabilities assumed                                                  --           --         (1,744)
                                                                                    -----------------------------------
Common stock issued                                                                 $   --       $   --       $    675
                                                                                    ===================================

See accompanying notes to consolidated financial statements.

1. SIGNIFICANT ACCOUNTING POLICIES

OWNERSHIP AND DESCRIPTION OF BUSINESS

         MCM Capital Group, Inc. (MCM Capital) is a holding company whose principal assets are its investments in its wholly owned subsidiaries (collectively referred to herein as the Company). The Company is a financial services company specializing in the collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company's receivable portfolios consist primarily of charged-off domestic credit card receivables purchased from national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations and borrowings from third parties.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include MCM Capital and its wholly-owned subsidiaries, Midland Credit Management, Inc. (Midland Credit), Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation and MRC Receivables Corporation. All material intercompany transactions and balances have been eliminated.

RESTRICTED CASH

         Restricted cash represents cash reserve accounts pledged to the Warehouse Securitization and Securitization 99-1 and undistributed collections held on behalf of the trustees.

INVESTMENT IN RECEIVABLE PORTFOLIOS

         The Company accounts for its investment in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Static pools are established with accounts having similar attributes, based on specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition.

         The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is accrued based on the effective interest rate determined for each pool applied to each pool's original cost basis, adjusted for accrued income and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

     The Company monitors impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio's carrying amount in those cases where the amounts and timing of projected future cash flows are determined to be reasonably estimable. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the estimate of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, the Company accounts for those portfolios on the cost recovery method. No provision for losses was recorded in 1998 or 1999. During 2000, the Company recorded impairment charges of approximately $20,886,000 against the carrying value of the portfolios.

SECURITIZATION ACCOUNTING

         Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when, based on specifically defined criteria, control has been surrendered and the assets transferred have been legally isolated. The basis of securitized financial assets is allocated to the receivables sold, the servicing asset or liability and retained interest based on their relative fair values at the transfer date. The gain or loss on the securitization transaction is determined by comparing proceeds received to the allocated basis of the securitized assets.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, SFAS No. 125. While the accounting treatment prescribed by this pronouncement is effective for transfers and servicing of financial assets and extinguishments of liabilities that occur after March 31, 2001, SFAS No. 140 is effective for fiscal years ending after December 15, 2000 for disclosure purposes. Accordingly, the Company has included the appropriate disclosure established by SFAS No. 140 in its consolidated financial statements. The adoption of this pronouncement is not expected to have a significant impact on the Company's consolidated financial statements.

RETAINED INTEREST IN SECURITIZED RECEIVABLES

         The retained interest is treated as a debt security similar to an available-for-sale security and is carried at fair value. At the time of securitization, the retained interest is initially recorded at the basis allocated in accordance with SFAS No. 125. This original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows on a "cash out" basis, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method projects cash collections to be received only after all amounts owed to investors have been remitted.

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

     The Company monitors impairment of the retained interest based on discounted anticipated future cash flows of the underlying receivables compared to the original cost basis of the retained interest, adjusted for unpaid accrued interest and principal paydowns. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The retained interest is evaluated for impairment by management quarterly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest's original cost basis, adjusted for unpaid accrued interest and principal paydowns, is greater than the present value of expected future cash flows. No provision for losses was recorded in 1998, 1999 or 2000.

         The retained interest is secured by assets held in a wholly owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of general creditors of the Company.

SERVICING LIABILITY

         During 1999, the Company recorded a servicing liability related to its obligation to service securitized receivables. The servicing liability was amortized to reduce servicing expense in proportion to and over the estimated period of servicing provided for third-party acquirers of securitized receivables. The sufficiency of the servicing liability was assessed based on the fair value of the servicing contract as compared to the carrying amount of the servicing liability. Fair value is estimated by discounting anticipated future net servicing revenues or losses using assumptions the Company believes market participants would use in their estimates of future servicing income and expense. The servicing liability was fully amortized in 2000.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line or an accelerated method over the estimated useful lives of the assets as follows:

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

STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation. In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the stock options.

FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

           Investment in receivable portfolios: Investment in receivable portfolios is initially recorded at cost. The fair value is estimated based on recent acquisitions of similar receivable portfolios or discounted expected future cash flows in those cases where the amounts and timing of projected future cash flows are determined to be reasonably estimable. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The fair value of those receivable portfolios not on cost recovery is estimated to be $26,892,000 versus a carrying value of $20,135,000.

           Retained interest in securitized receivables: Fair value is estimated by discounting anticipated future cash flows using a discount rate based on specific risk factors. The anticipated future cash flows were projected to reflect the restriction of cash flows until the investors were fully paid, which occurred during 2000. The retained interest in securitized receivables is recorded at fair value in the accompanying consolidated statements of financial condition.

           Notes payable and other borrowings: The carrying amount reported in the consolidated statements of financial condition approximates fair value for notes payable that are of a short-term nature. For other borrowings, fair value is estimated by discounting anticipated future cash flows using market rates of debt instruments with similar terms and remaining maturities. The carrying amount of other borrowings approximates fair value.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from receivable portfolios owned and those underlying the Company's retained interest. Actual results are likely to differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.

CONCENTRATION OF RISK

         The collection industry pertaining to charged-off credit cards is highly concentrated in the number of participants and sellers of receivables. Accordingly, the Company's purchases of receivable portfolios are limited to a few providers. Each of these companies has a significant presence in the retail credit card industry and processes a substantial volume of transactions.

EARNINGS PER SHARE

         In accordance with the provisions of SFAS No. 128, Earnings Per Share, the dilutive effect of stock options and certain common stock warrants are excluded from basic earnings per share:

                                                                    YEAR ENDED DECEMBER 31
                                                            1998             1999              2000
                                                            -----------------------------------------
                                                                        (In Thousands)
   Denominator for basic earnings per share -
     weighted-average shares                                 4,941             5,989            7,421
   Effect of dilutive securities:
     Warrants (Note 10)                                         31                 -                -
     Employee stock options (Note 12)                           24                 -                -
                                                            -----------------------------------------
   Dilutive potential common shares                             55                 -                -
                                                            -----------------------------------------
   Denominator for diluted earnings per share -
     adjusted weighted-average shares and
     assumed conversions                                     4,996             5,989            7,421
                                                            =========================================

         For 1999 and 2000, potentially dilutive warrants and employee stock options have not been included in the calculation of diluted earnings per share, as the inclusion of such options would have had an antidilutive effect for the period.

RECLASSIFICATIONS

         Certain amounts for 1998 and 1999 were reclassified to conform to the current year presentation.

2. ACQUISITION OF CERTAIN ASSETS OF WEST CAPITAL FINANCIAL SERVICES CORP.

         On May 22, 2000, Midland Acquisition Corporation (MAC), a Delaware corporation and a wholly-owned subsidiary of the Company, completed the acquisition of certain operating assets and the assumption of certain operating liabilities of WCFSC, Inc., formerly known as West Capital Financial Services Corp. (West Capital), a California corporation, pursuant to an asset purchase agreement (the Purchase Agreement). West Capital was a majority owned subsidiary of Sun America, Inc. The aggregate consideration paid by the Company to West Capital for such net assets acquired was 375,000 shares of MCM common stock valued at approximately $633,000 as of May 22, 2000 based on a closing price of $1.6875 per share.

2. ACQUISITION OF CERTAIN ASSETS OF WEST CAPITAL FINANCIAL SERVICES CORP. (CONTINUED)

     The assets acquired include three portfolios of charged-off credit card receivables, all of the fixed assets of West Capital, and certain agreements and licenses used by West Capital in the operation of its business. Various assets that were acquired pursuant to the Purchase Agreement were used as part of West Capital's business of collecting charged-off credit card receivables, including computer hardware and software, telephone equipment, and other related equipment. MAC licensed the assets to Midland Credit, which has continued to use those assets in similar operations. As part of the transaction, all of the previous employees of West Capital were offered and accepted employment by Midland Credit.

         In a separate but related transaction, the Company acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation, a California corporation and wholly-owned subsidiary of West Capital (WCFSC SPC), pursuant to a trust receivables purchase agreement, dated May 22, 2000, by and among MCM Capital, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. The consideration for the acquisition consisted of 25,000 shares of MCM Capital's common stock with a value of approximately $42,000 based on a closing price of $1.6875 per share on May 22, 2000.

         On the acquisition date, Midland Credit also became the successor servicer to a pool of charged-off consumer accounts that were owned by West Capital Receivables Corporation I, a California corporation and wholly owned, bankruptcy-remote subsidiary of West Capital. Under the terms of the servicing contract, Midland Credit earns a servicing fee for collections of these receivables, which amounted to $4,292,000 during 2000.

         In conjunction with the West Capital transaction, certain former officers of West Capital replaced certain officers of the Company, which resulted in severance charges of approximately $898,000 recorded during 2000. Additionally, the Company closed its operations center in Hutchinson, Kansas in June 2000. The closure resulted in additional severance charges of approximately $210,000 for 93 employees terminated. The Company also recorded an impairment charge of approximately $280,000 pertaining to the sale of the Hutchinson facility in July 2000.

3. INVESTMENT IN RECEIVABLE PORTFOLIOS

         During the first quarter of 2000, the Company determined that 22 of its receivable portfolios that had been acquired in 1999 were not performing in a manner consistent with the Company's expectations and historical results for the specific type of receivables within those portfolios. This was apparently in part the result of noncompliance of the receivable portfolios with covenants and representations contained in the related purchasing contracts. At the time the impairment was identified, the Company was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, the Company ceased accrual of income on these portfolios effective January 1, 2000 and recorded an impairment charge based on the difference between the total projected future collections and the carrying amount on a portfolio by portfolio basis.

     Using proprietary statistical models acquired through the West Capital transaction, Company management subsequently estimated the amount and timing of anticipated collections and therefore, the recoverable value of certain of these portfolios. As part of that process, the Company isolated the portions of those portfolios containing what the Company considers to be ineligible assets. Based on the results of the Company's calculations and statistical analysis, an impairment charge of $20,886,000 was recorded against the carrying value of certain portfolios. These portfolios remain on nonaccrual status as of December 31, 2000, and the full amount of collections since January 1, 2000 for these portfolios has been applied to the principal of these receivable portfolios. In accordance with AICPA Practice Bulletin 6, the Company is accounting for these portfolios under the cost recovery method until such time that it can demonstrate its ability to estimate the amount and timing of anticipated collections.

         Collections in excess of the net book value of the related individual receivable portfolios are recorded as income. During 2000, the Company recognized income of approximately $3,683,000 pertaining to collections in excess of the net related book value.

         On August 14, 2000, the Company entered into a settlement agreement (the Settlement) with an issuer from whom it purchased certain of these ineligible receivables (the Issuer). In connection with the Settlement, the Issuer forgave the payment of the original purchase price of $2,322,000 for certain ineligible receivables that were owned by Midland Credit which were unencumbered. The Company is considering possible remedies that may be available to it from other entities from which ineligible receivables were purchased. Other than as previously discussed, the Company has not recorded an accrual for any potential recoveries, as such amounts are not deemed to be reasonably estimated or probable of recovery at this time.

         The following summarizes the changes in the balance of the investment in receivable portfolios for the years ended December 31:

                                                            1998             1999              2000
                                                           -------------------------------------------
                                                                        (In Thousands)
   Balance, beginning of year                               $15,411          $  2,052          $57,473
     Purchase of receivable portfolios                       24,762            51,969            4,433
     Receivable portfolios acquired in the                                                       2,000
       West Capital transaction                                   -                 -
     Sale of receivable portfolios                          (38,624)             (260)            (706)
     Write-off of basis of settled portfolios                     -                 -             (427)
     Provision for portfolio losses                               -                 -          (20,886)
     Net accretion (collections) applied to
       the principal of receivable portfolios                   503             3,712          (15,918)
                                                           -------------------------------------------
   Balance, end of year                                    $  2,052           $57,473          $25,969
                                                           ===========================================

4. SECURITIZATION OF RECEIVABLE PORTFOLIOS

         On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose entity formed as a wholly-owned subsidiary of the Company, issued non-recourse notes in the principal amount of $33,000,000, which had a fixed rate of interest of 8.63%. These notes were repaid in full on September 11, 2000. The notes were collateralized by credit card receivables securitized by the Company with a carrying amount of approximately $33,800,000 at the time of transfer and a cash collateral account. The transaction was accounted for as a sale under the provisions of SFAS No. 125. As a result, the Company recorded a retained interest and servicing liability and recognized a pretax gain of $9,300,000 in 1998.

         In connection with the securitization, the Company received a servicing fee equal to 20% of the gross monthly collections of the securitized receivables through September 11, 2000, the date of repayment of the notes. During 1999 and 2000, the Company recorded servicing fees of $5,228,000 and $3,662,000, respectively. At the time of the transaction, the benefits of servicing the securitized receivables were not expected to adequately compensate the Company for the servicing arrangement; therefore, the Company recorded a servicing liability of $3,607,000 in accordance with SFAS No. 125. The Company recorded amortization of $2,177,000 and $1,430,000 related to the servicing liability during 1999 and 2000, respectively. The Company recorded no amortization during 1998 as the transaction closed on December 30, 1998. In conjunction with the repayment of the note payable, the servicing liability was fully amortized in September 2000.

         As a result of the securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. At the time of the transaction, the Company recorded the retained interest at an allocated basis in the amount of $15,848,000 based on its relative fair value, as discussed in Note 1. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying consolidated statements of stockholders' equity. The deferred income taxes associated with the unrealized gain were $2,880,000 and $1,948,000 as of December 31, 1999 and 2000,
respectively. The unrealized gain is recalculated on a monthly basis with the change recorded within the consolidated statements of stockholders' equity.

         In estimating the fair value of the retained interest, the Company estimated net cash flows, after repayment of notes, related interest and other fees, based on the Company's historical collection results for similar receivables. The estimated cash flows have been discounted at 30% with collections expected to extend through September 2004. Based on these assumptions, the transaction is anticipated to yield a monthly return of approximately 3.9%. The Company accrued income of $7,836,000 and $11,679,000 on the retained interest during 1999 and 2000, respectively. Upon repayment of the note payable in September 2000, all collections of the underlying securitized receivables are retained by the Company and reduce the retained interest balance.

         In accordance with the terms of securitization, the Company maintained a deposit with the securitization trustee to be used as a reserve for the benefit of securitization investors. This amount was included on an undiscounted basis in the carrying value of the retained interest receivables less any portion required to satisfy obligations of the securitization. It was returned to the Company in September 2000 upon payment of amounts due to the securitization investors.

The following summarizes the changes in the balance of the retained interest for 2000 (in thousands):

                                                                                              ESTIMATED
                                                                                                FAIR
                                                CASH           AMORTIZED      UNREALIZED        MARKET
                                              RESERVES           COST            GAIN           VALUE
                                             ----------------------------------------------------------
   Balance at December 31, 1999              $ 660              $22,694        $ 7,201          $30,555
     Interest accrued                            -               11,679              -           11,679
     Refund of reserve account                (660)                   -              -             (660)
     Payments received                           -               (7,625)             -           (7,625)
     Decrease in unrealized gain                 -                    -         (2,333)          (2,333)
                                             ----------------------------------------------------------
   Balance at December 31, 2000              $   -              $26,748        $ 4,868          $31,616
                                             ==========================================================

The following summarizes the changes in the balance of the retained interest for 1999 (in thousands):

                                                                                              ESTIMATED
                                                                                                FAIR
                                                CASH          AMORTIZED       UNREALIZED        MARKET
                                              RESERVES           COST            GAIN           VALUE
                                              ---------------------------------------------------------
   Balance at December 31, 1998                $ 990           $14,858         $8,138          $23,986
     Refunds of reserve account                 (330)                -              -             (330)
     Income accrued                                -             7,836              -            7,836
     Decrease in unrealized gain                   -                 -           (937)            (937)
                                              --------------------------------------------------------
   Balance at December 31, 1999                $ 660           $22,694         $7,201          $30,555
                                              ========================================================

         At December 31, 2000, collection assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions related to the retained interest are as follows (in thousands):

   Fair value of retained interest                                                                 $31,616

   RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)
   Impact on fair value of 10% adverse change                                                        (703)
   Impact on fair value of 20% adverse change                                                      (1,365)

   PROJECTED CASH COLLECTION ASSUMPTION
   Impact on fair value of 10% adverse change                                                      (3,162)
   Impact on fair value of 20% adverse change                                                      (6,323)


         These sensitivities are hypothetical and should be used with caution.

         On January 18, 2000, Midland Receivables 99-1 Corporation (Securitization 99-1), a wholly-owned, bankruptcy-remote, special-purpose entity formed by the Company as a subsidiary of Midland Credit, issued nonrecourse notes in the amount of $28,900,000, bearing interest at 9.63% per annum. The notes are collateralized by certain charged-off receivables that had a carrying amount of approximately $43,000,000 at the time of transfer and an initial cash reserve account of $1,445,000 and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction, and the proceeds were used to reduce the level of outstanding borrowings of the Company's warehouse facility. Income will be recognized over the estimated life of the receivables securitized, and the receivables and corresponding debt will remain on the Company's balance sheet. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of other creditors of the Company.

5. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                                               1999              2000
                                                                            --------------------------
                                                                                 (In Thousands)
   Land and buildings                                                         $   850          $     -
   Furniture, fixtures and equipment                                            1,622            1,105
   Computer equipment and software                                              3,870            7,700
   Telephone equipment                                                          1,089            1,677
   Leasehold improvements                                                           -              205
   Work in progress                                                             2,610                -
                                                                            --------------------------
                                                                               10,041           10,687
   Accumulated depreciation and amortization                                   (2,098)          (3,263)
                                                                            --------------------------
                                                                             $  7,943         $  7,424
                                                                            ==========================

6. NOTES PAYABLE AND OTHER BORROWINGS

         The Company is obligated under the following borrowings:

                                                                               1999              2000
                                                                            --------------------------
                                                                                  (In Thousands)
   Warehouse facility, 1.17% over LIBOR, 7.45% at December 31,
     2000, due December 15, 2004                                              $33,779          $11,201
   Revolving line of credit, 8.5% at December 31, 2000,
     unsecured, due April 15, 2002                                             13,615           12,947
   Notes payable, Securitization 99-1, 10%                                          -           19,619
   Senior notes, 12%, due January 12, 2007 (net of unamortized                      -            8,484
     debt discount of $1,516,000 for value of common stock
     warrants)
   Senior notes, 12%, due July 1, 2005                                              -              613
   Notes payable, 12%, due March 28, 2003                                           -              401
   Various installment obligations, 7.7%                                           24                5
                                                                             --------------------------
                                                                              $47,418          $53,270
                                                                             ==========================

         On March 31, 1999, Midland Credit, through a wholly owned, bankruptcy-remote subsidiary, entered into a securitized receivables acquisition facility, or "warehouse facility," allowing for a current maximum funding of $35,000,000. In January and November 2000, certain terms and conditions of the warehouse facility were amended. The amendments include that Midland Credit (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the warehouse facility and Securitization 99-1 based on current projections, (iii) must maintain on a consolidated basis a minimum net worth of an amount that decreases on a quarterly basis from $13,600,000 to $7,300,000, over the period from September 30, 2000 through September 30, 2001, and remains at $7,300,000 thereafter, (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000, (v) was granted greater flexibility in the sale of certain accounts and the use of third-party collectors, and (vi) will receive increased servicing fees that are equal to the Company's servicing costs and paid on a weekly basis. In addition, the amendments increase the interest rate on notes in Securitization 99-1 to 10% and the warehouse facility to one-week LIBOR plus 1.17%.

         The warehouse facility was also converted to a term loan with monthly payments based on collections associated with the receivable portfolios with a final payment date of December 15, 2004. Midland Credit is also required to pay to the noteholders any recoveries through legal settlement after September 22, 2000, net of attorney fees and certain costs, from certain issuers that previously sold the securitized receivables to Midland Credit. In November 2000, $622,000, net of $29,000 in attorney fees, was paid to the noteholders of Securitization 99-1 related to recoveries received after September 30, 2000. At December 31, 2000, Midland Credit was in default of certain covenants of Securitization 99-1 and the warehouse facility, and on January 24, 2001, the controlling party waived the default.

     The Company entered into the Fifth Amended and Restated Promissory Note effective December 30, 2000 to renew its revolving line of credit. The $15,000,000 revolving line of credit accrues interest at the prime rate and matures on April 15, 2002. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of the Company, including Triarc Companies, Inc. (Triarc). Triarc indirectly owns approximately 8.4% of the outstanding common stock of the Company. Triarc has purchased a $15,000,000 certificate of deposit from the lending bank which is subject to set off under certain circumstances if the parties to the bank guaranties and related obligations fail to perform their obligations thereunder. At December 31, 1999 and 2000, the Company had available unused lines of credit in the amount of $1,385,000 and $2,053,000, respectively.

         In January 2000, Midland Credit, through a wholly-owned, bankruptcy-remote subsidiary, issued nonrecourse notes in the amount of $28,900,000, bearing interest at 9.63% per annum and subsequently amended in late 2000 to bear interest at 10% per annum (Note 4). The notes are collateralized by certain charged-off receivables and are insured through a financial guaranty insurance policy.

         In January 2000, the Company obtained additional financing through the issuance of $10,000,000 principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, the Company issued warrants to the noteholders to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semiannual interest payments on January 15 and July 15; however, during the first two years the notes are outstanding, interest may be paid in kind at the Company's option through issuance of additional 12% senior notes due July 1, 2005. For the interest payment that was due in July 2000, the Company issued a 12% senior note in the amount of $613,000.

         On December 20, 2000, MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity, entered into a $75,000,000 secured financing facility. Notes to be issued under the facility will be collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid, the Company and the lender equally share remaining cash flows from the receivable portfolios. The first funding under this financing facility occurred in December 2000 in connection with the purchase of receivable portfolios in the amount of approximately $401,000. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

         On October 31, 2000, the Company entered into an agreement with a related party for a standby line of credit in the amount of $2,000,000 at 12% and a funding expiration date of December 31, 2000. The facility is secured by the Company's assets. At December 31, 2000, the Company had not drawn any funds against this line of credit.

7. INCOME TAXES

         The provision for income taxes on income before extraordinary charge consists of the following for the years ended December 31:

                                                              1998             1999              2000
                                                         ----------------------------------------------
                                                                         (In Thousands)
   Current expense (benefit):
     Federal                                                $    -            $  -             $  (418)
     State                                                     (42)              -                   -
                                                         ----------------------------------------------
                                                               (42)              -                (418)

   Deferred expense (benefit):
     Federal                                                 4,036             (27)             (9,491)
     State                                                   1,071              (7)             (2,480)
     Valuation allowance                                         -               -               5,132
                                                         ----------------------------------------------
                                                             5,107             (34)             (6,839)
                                                         ----------------------------------------------
                                                            $5,065            $(34)            $(7,257)
                                                         ==============================================

         The Company has recorded a deferred income tax benefit in 1998 in the amount of $115,000 pertaining to an extraordinary loss on the early extinguishment of debt, which has been reported in the net operating losses component of deferred tax assets in the following table.

         The Company has net operating loss carryforwards of approximately $10,881,000 as of December 31, 2000. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. Such changes could result in additional tax provision beyond the valuation allowance. The net operating losses generated in 1998, 1999 and 2000 of $2,105,000, $6,800,000 and $1,800,000, respectively, expire in 2018,
2019 and 2020, respectively. The remaining balance expires in the year 2006.

      The components of deferred tax assets and liabilities consist of the following as of December 31:

                                                                               1999             2000
                                                                             ------------------------
                                                                                  (In Thousands)
   Deferred tax assets:
     Net operating losses                                                    $ 4,071           $4,378
     Accrued expenses                                                            178              700
     Differences in income recognition related to receivable
       portfolios and retained interest                                            -            2,456
                                                                             ------------------------
                                                                               4,249            7,534
     Less valuation allowance                                                      -            5,132
                                                                             ------------------------
                                                                               4,249            2,402
   Deferred tax liabilities:
     Unrealized gain on retained interest in securitized
       receivables                                                             2,880            1,948
     Differences in income recognition related to receivable
       portfolios and retained interest                                        8,800                -
     Difference in basis of depreciable assets                                   340              454
                                                                             ------------------------
                                                                              12,020            2,402
                                                                             ------------------------
   Net deferred tax liability                                                $(7,771)          $    -
                                                                             ========================

         SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists with respect to the future utilization of net operating losses and other deferred tax assets; therefore, the Company has provided a valuation allowance relating to such items of $5,132,000 as of December 31, 2000. The Company has not recorded any valuation allowance as of December 31, 1999.

         The 1998 securitization transaction qualified as a financing for income tax purposes; therefore, the Company recorded a deferred tax liability pertaining to the unrealized gain on the retained interest in the amount of $3,255,000, as no gain was recorded for income tax purposes. The decrease during 1999 and 2000 in the deferred tax liability of $375,000 and $932,000, respectively, relates to the decrease in the unrealized gain on retained interest in securitized receivables which is recorded as a component of other comprehensive loss in the accompanying consolidated statements of stockholders' equity.

      The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate were as follows for the years ended December 31:

                                                                1998            1999             2000
                                                              ------------------------------------------
                                                                          (In Thousands)
   Computed "expected" federal income tax
     provision (benefit)                                       $4,410          $(30)           $(10,845)
   Increase (decrease) in income taxes
     resulting from:
       State income taxes, net                                    669            (4)             (1,612)
       Other adjustments, net                                     (14)            -                  68
       Increase in valuation allowance                              -             -               5,132
                                                              ------------------------------------------
                                                               $5,065          $(34)          $  (7,257)
                                                              ==========================================

8. LEASES

         The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $198,000, $617,000 and $1,122,000 during 1998, 1999 and 2000, respectively. Commitments for future minimum rentals are presented below for the years ending December 31 (in thousands):

   2001                                                                                        $1,334
   2002                                                                                         1,195
   2003                                                                                         1,005
   2004                                                                                           541
                                                                                              -------
                                                                                               $4,075
                                                                                              =======

         The Company leases certain property and equipment through capital leases. These long-term leases are noncancelable and expire on varying dates through 2003. At December 31, 1999 and 2000, the cost of assets under capital leases is $1,605,000 and $2,440,000, respectively. The related accumulated amortization for the years ended December 31, 1999 and 2000 was $171,000 and $454,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense. Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31 (in thousands):

   2001                                                                                        $1,171
   2002                                                                                           993
   2003                                                                                           352
   2004                                                                                            79
                                                                                               ------
                                                                                                2,595
   Less amount representing interest                                                             (362)
                                                                                               ------
                                                                                               $2,233
                                                                                               ======

9. EXTRAORDINARY CHARGE

         In connection with the early extinguishment of debt under one of the Company's previous bank credit agreements, the Company recognized an extraordinary loss in 1998 of $180,000, net of income tax benefit of $115,000, resulting from payment of prepayment fees and penalties.

10. COMMON STOCK WARRANTS

         In September 1998, MCM Capital issued common stock warrants in connection with a three-month line-of-credit agreement entered into by the Company. The warrants were valued at $130,000 on the date of issuance, which was recorded as debt discount, and amortized to interest expense during 1998. In connection with the expiration of the line-of-credit agreement in December 1998, the warrants were returned to the Company at no cost.

         In connection with the issuance of $10,000,000 of 12% senior notes to an institutional investor in January 2000, the Company issued warrants to the investor and to Triarc to acquire up to 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. In addition, the Company paid a fee to Triarc in the amount of $200,000 in consideration of Triarc's guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the allocation of the $10,000,000 principal amount between the notes and the warrants. The warrants were valued at $3.05 per share and, thus, recorded as a component of stockholders' equity in the amount of $1,611,000 with the same amount recorded as debt discount relating to the $10,000,000 note payable. The $1,611,000 debt discount is being amortized as interest expense over the five-year exercise period of the warrants resulting in a remaining debt discount balance of $1,516,000 at December 31, 2000.

         In connection with the execution of the $75,000,000 financing facility that closed on December 20, 2000 (see Note 6), MCM Capital issued warrants to purchase up to 621,576 shares of common stock of the Company at $1.00 per share, of which 155,394 were exercisable at December 31, 2000. The remaining warrants become exercisable in three equal tranches, each triggered at the time MRC Receivables Corp. has drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility.

         In connection with the execution of the $2,000,000 revolving credit agreement on October 31, 2000 (see Note 6), the Company issued warrants to purchase 50,000 shares of the Company's common stock at $0.01 per share. The warrants were valued at $24,000 and are recorded as a component of stockholders' equity. Additional warrants are issuable at such time that the Company draws against or renews the line of credit.

11. EMPLOYEE BENEFIT PLAN

         The Company maintains a 401(k) Salary Deferral Plan (the "Plan") whereby eligible employees may voluntarily contribute up to a maximum of 15% of compensation, subject to Internal Revenue Code limitations. Company management may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $30,000, $84,000 and $79,000 for 1998, 1999 and 2000, respectively.

12. STOCK-BASED COMPENSATION

         During 1998, 1999 and 2000, the Company granted stock options to purchase shares of its common stock in connection with executive employment agreements. These options become exercisable over the next three to five years in varying amounts depending on the terms of the individual option agreements and have a term of 10 years. Since the exercise price of the stock options was equal to the estimated market value of the underlying common stock at the date of grant, no compensation expense was recognized.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for these stock options under the fair-value method of SFAS No. 123. The fair value for options granted during 1998 was estimated at the date of grant using the minimum-value method with the following assumptions: risk-free interest rate of 5.1%, dividend yield of 0%, an estimated market value of the Company's common stock on the date of grant of $3.04 per share and an expected life of the options of 10 years.

         The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 2000:

                                                          1999        2000
                                                       ----------------------
Risk free interest rate                                     6%          6%
Dividend yield                                              0%          0%
Volatility factors of the expected market price of
  the Company's common stock                             33.6%       64.0%
Weighted-average expected life of options              10 years    10 YEARS

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                                   1999               2000
                                                 --------------------------
   Pro forma net income (loss)                   $ (150)          $(24,122)
   Pro forma earnings per share:
     Basic                                        (0.03)             (3.25)
     Diluted                                      (0.03)             (3.25)

         A summary of the Company's stock option activity and related information is as follows:

                                                                             WEIGHTED-
                                                                             AVERAGE
                                           NUMBER OF      OPTION PRICE       EXERCISE
                                              SHARES       PER SHARE           PRICE          EXERCISABLE
                                           --------------------------------------------------------------
   Outstanding at December 31, 1997               --        $   --            $   --               --
     Granted                                  98,823        $ 3.04            $ 3.04
                                           ---------
   Outstanding at December 31, 1998           98,823        $ 3.04            $ 3.04               --
     Granted                                 175,000     $4.13 - $10.00       $ 7.68
                                           ---------
   Outstanding at December 31, 1999          273,823     $3.04 - $10.00       $ 6.00           32,941
     Granted                               1,250,000        $ 1.00            $ 1.00
     Expired                                (273,823)       $ 6.00            $ 6.00
                                           ---------
   Outstanding at December 31, 2000        1,250,000        $ 1.00            $ 1.00               --
                                           =========

         The following table summarizes outstanding and exercisable options at December 31, 2000:

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       ------------------------------           ------------------------------
                                            WEIGHTED-                                WEIGHTED-
                                            AVERAGE                                  AVERAGE
                         NUMBER             EXERCISE              NUMBER             EXERCISE
EXERCISE PRICES        OUTSTANDING           PRICE              OUTSTANDING           PRICE
---------------        -----------          ---------           ------------         ---------
   $  1.00              1,250,000          $  1.00                 -                  $ -

13. PUBLIC OFFERING OF COMMON STOCK

         MCM Capital filed a registration statement with the Securities and Exchange Commission for an underwritten initial public offering (the IPO) of its shares of common stock. On June 25, 1999, prior to the IPO, MCM Capital merged with Midland Corporation of Kansas in which:

   -  MCM Capital was the surviving corporation.

   - The authorized capital stock of the surviving corporation consists of 50,000,000 shares of $.01 par value common stock and 5,000,000 shares of $.01 par value preferred stock.

   - The stockholders of Midland Corporation of Kansas received 4.941 shares of MCM Capital common stock for each share of Midland Corporation of Kansas common stock outstanding, having the effect of a 4.941-to-1 stock split.

         All share and per share information was adjusted to give retroactive effect to the change in the number of shares outstanding as a result of the merger.

          On July 14, 1999, the Company sold 2,250,000 shares of common stock at $10 per share in its IPO. The Company received net proceeds of approximately $19,700,000 million after payment of all fees and expenses.

14. CONTINGENT LIABILITIES

         There are a number of lawsuits or claims pending or threatened against Midland Credit. In general, these lawsuits or claims have arisen in the ordinary course of our business and involve claims for actual damages arising from the alleged misconduct of our employees or our alleged improper reporting of credit information. Although litigation is inherently uncertain, based on past experience, and the information currently available to us and the possible availability of insurance and/or indemnification from the originating institutions in some cases, we do not believe that the pending or threatened litigation or claims will have a material adverse effect on our operations or financial condition.

15. SUBSEQUENT EVENTS

         In conjunction with the $75,000,000 secured financing facility discussed in Note 6, the Company purchased three additional receivable portfolios during February 2001 with an aggregate purchase price of approximately $4,136,000 resulting in associated additional debt of $3,758,000 with maturities ranging from seven to 14 months. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

         In January 2001, the Company converted $633,000 in interest payable on the senior notes discussed in Note 6 to additional 12% senior notes due January 15, 2006.

         In February 2001, the Company filed a lawsuit against one of the issuers from whom the Company had previously purchased receivable portfolios. Among other matters, the complaint alleges that some of the receivable portfolios previously purchased contained ineligible receivables. Pursuant to the Warehouse Securitization 99-A and Securitization 99-1 transaction documents all net recoveries will be paid to the noteholders thereunder as principal payments.

         In the first quarter of 2001, the Company extended the $2,000,000 standby line of credit issued by certain affiliates of the Company through March 31, 2001. The Company has not drawn any funds against the line as of the date of the report.

16. QUARTERLY INFORMATION (UNAUDITED)

                                                       THREE MONTHS ENDED
                                        --------------------------------------------------
                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                        --------------------------------------------------
                                             (In Thousands, Except Per Share Amounts)
   1999

   Revenues                             $4,200      $ 5,541       $ 8,205       $10,212
   Total operating expenses              5,443        5,908         6,810         8,122

   Net income (loss)                      (824)        (437)          507           703

   Basic income (loss) per share         (0.17)       (0.09)         0.07          0.10

   Diluted income (loss) per share       (0.17)       (0.09)         0.07          0.10

   2000

   Revenues                             $7,887      $10,054       $10,161       $ 8,458
   Total operating expenses              7,669       29,679         8,838        13,463

   Net loss                             (2,191)     (16,000)         (629)       (4,910)

   Basic loss per share                  (0.30)       (2.17)        (0.08)        (0.65)

   Diluted loss per share                (0.30)       (2.17)        (0.08)        (0.65)

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company's management has had no disagreements with its independent accountants with regard to accounting and financial disclosure and has not changed its independent accountants during the two most recent fiscal years.

                                    PART III

                ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF MCM

CARL C. GREGORY, III. Mr. Gregory, age 56, has served since May 23, 2000 as a director and as President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Gregory was Chairman, President and Chief Executive Officer of West Capital Financial Services Corp. for the period beginning January 1998. Prior to joining West Capital, Mr. Gregory was Managing Partner of American Western Partners, a private investment firm, from January 1996 through January 1997. From 1993 through 1995, Mr. Gregory was Chairman, President and Director of MIP Properties, Inc., a public real estate investment trust. Mr. Gregory also serves as a director of Apex Mortgage Capital and Pacific Gulf Properties. Mr. Gregory received his undergraduate degree in Accounting from Southern Methodist University and an MBA from the University of Southern California.

ERIC D. KOGAN. Mr. Kogan, age 37, has served since March 1998 as Executive Vice President, Corporate Development of Triarc Companies, Inc., a holding corporation, which through its subsidiaries is a restaurant franchisor. Prior thereto, Mr. Kogan was Senior Vice President, Corporate Development of Triarc from March 1995 to March 1998 and Vice President Corporate Development from April 1993. Mr. Kogan received his undergraduate degree from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago. Mr. Kogan has served as Chairman of the Board of the Company since February 1998.

PETER W. MAY. Mr. May, age 57, has served since April 1993 as director and President and Chief Operating Officer of Triarc. From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian. Mr. May was President and Chief Operating Officer of Triangle Industries, Inc. from 1983 until December 1988. Mr. May has also served as a director of Ascent Entertainment Group, Inc. from June 1999 to April 2000 and as a director of On-Command Corporation from February 2000 to April 2000. Mr. May holds BA and MBA degrees from the University of Chicago and is a Certified Public Accountant. Mr. May has served as a director of the Company since February 1998.

JAMES D. PACKER. Mr. Packer, age 33, has served since 1998 as the Managing Director of Consolidated Press Holding Limited ("CPH"), the private holding company of the Packer family of Australia. In May 1998, Mr. Packer became Executive Chairman of Publishing and Broadcasting Limited, having previously served as its Chief Executive Officer since 1996. Prior to that time, Mr. Packer held numerous positions at affiliates of CPH and Publishing and Broadcasting Limited. Mr. Packer is also a director of Consolidated Press International Limited, the Huntsman Petrochemical Corporation and numerous other companies. Mr. Packer holds a Higher School certificate from Cranbrook. Mr. Packer has served as a director of the Company since May 1998.

NELSON PELTZ. Mr. Peltz, age 58, has served since April 1993 as a director and Chairman and Chief Executive Officer of Triarc. From its formation in January 1989 to April 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. Mr. Peltz was Chairman and Chief Executive Officer of Triangle Industries, Inc. from 1983 until December 1988. Mr. Peltz attended the University of Pennsylvania, Wharton School. Mr. Peltz has served as a director of the Company since February 1998.

ROBERT M. WHYTE. Mr. Whyte, age 56, has served since 1986 as an investment banker with Audant Investment Pty. Limited, most recently in the capacity of Executive Chairman. Since 1997, Mr. Whyte has been a director of Publishing and Broadcasting Limited, and also serves on the Board of Directors of various other companies. From 1992 to 1997, Mr. Whyte held non-executive directorships of Advance Bank Australia Limited and The Ten Group Limited. Mr. Whyte holds a bachelor's degree from the University of Sydney. Mr. Whyte has served as a director of the Company since February 1998.

                               EXECUTIVE OFFICERS

In addition to Carl C. Gregory, III, who is serving as the President and Chief Executive Officer of the Company and whose biography is set forth above, the following is a list of the Company's other executive officers.

BARRY R. BARKLEY. Mr. Barkley, age 57, joined the Company in May 2000 and serves as Executive Vice President and Chief Financial Officer. From March 1998 until joining the Company, Mr. Barkley was the Chief Financial Officer of West Capital Financial Services Corp. Mr. Barkley received a bachelor's degree from Purdue University in 1966 and received his MBA from Indiana University in 1970. From August 1990 to September 1995, Mr. Barkley was with Banc One Corporation, first as Chief Financial Officer and member of the Board of Directors of Bank One, Texas, NA and from January 1994, serving as Executive Director, Corporate Re-engineering. In October 1995, Mr. Barkley joined Great Western Financial Corporation as the Corporate Controller reporting to the Vice Chairman.

J. BRANDON BLACK. Mr. Black, age 33, joined the Company in May 2000 and serves as Executive Vice President, Operations. From March 1998 until joining the Company, Mr. Black was the Senior Vice President of

Operations for West Capital Financial Services Corp. Prior to joining West Capital, Mr. Black worked for First Data Resources during the period of September 1997 through April 1998 and for Capital One Financial Corporation from June 1989 until August 1997. Mr. Black received a bachelor's degree from William and Mary in 1989 and a Masters of Business Administration from the University of Richmond in 1996.

TIMOTHY W. MOSER. Mr. Moser, age 46, joined the Company in December 2000 as Executive Vice President, General Counsel and Secretary. Since May 1999, Mr. Moser has been a Structured Finance Partner with the international law firm of Squire, Sanders & Dempsey L.L.P. From May 1987 to May 1999 Mr. Moser was with the law firm of Snell & Wilmer L.L.P. Prior to May 1987, he was with the law firm of Baker & Daniels. Mr. Moser graduated from Indiana University with a Bachelors of Science with Honors in 1978 and a JD, summa cum laude in 1983.

JOHN TREIMAN. Mr. Treiman, age 39, joined the Company in May 2000 and serves as Senior Vice President and Chief Information Officer. From August 1998 until joining the Company, Mr. Treiman was a Vice President and the Chief Information Officer for West Capital Financial Services Corp. From January 1996 through July 1998 Mr. Treiman served as Vice President and Chief Information Officer for Frederick's of Hollywood. Additionally, Mr. Treiman served as Vice President and Chief Information Officer for the Welk Group and spent several years in consulting with KPMG Peat Marwick. Mr. Treiman received a bachelor's degree from UCLA in 1983 and received his MBA from the University of Southern California in 1986.

JEROME MILLER. Mr. Miller, age 50, joined the Company in May 2000 and serves as Senior Vice President of Human Resources. From May 1998 until joining the Company, Mr. Miller was the Vice President of Human Resources for West Capital Financial Services Corp. From December 1994 to May 1998, Mr. Miller was Director, Employment & Employee Relations for SunAmerica, Inc., a Fortune 500 financial services company. Mr. Miller received a bachelor's degree from the University of Scranton in 1971.

LYNETTE BISKIS. Ms. Biskis, age 40, joined the Company in May 2000 and serves as Vice President and Assistant Chief Financial Officer. From February 1999 until May 2000, Ms. Biskis was with RHI Management Resources as a financial consultant to West Capital Financial Services Corp. Ms. Biskis also served as a Director of Lease Administration for Pyxis Corporation from December 1996 to November 1998. From November 1993 until December 1996, Ms. Biskis worked for BA Credit Corporation under several capacities including Vice President, Manager of Contract Administration, Manager of Lease Syndication, Program Director and Credit Risk Officer. Ms. Biskis earned an MBA from University of Rochester in 1987 and a bachelor's degree from University of Michigan in 1982.

                        ITEM 11 - EXECUTIVE COMPENSATION

Directors currently receive no annual retainer fees or fees for attendance at Board or committee meetings. Directors are, however, reimbursed for their out-of-pocket expenses incurred in attending Board or committee meetings. The Company has also entered into Indemnification Agreements with each of its directors under which it has agreed to indemnify them to the fullest extent authorized by law against certain expenses and losses arising out of certain claims related to the fact that such person is or was a director of the Company or served the Company in certain other capacities.

The following table sets forth, for the fiscal years ended December 31, 2000, 1999 and 1998, respectively, the compensation awarded to or paid by the Company and its subsidiaries to each person who served as the Company's

Chief Executive Officer during 2000, its most highly compensated executive officers at December 31, 2000 (the "Named Executive Officers"):

                                          Annual Compensation                                          Long-Term Compensation
                                                                                        Awards Payouts
                                                                         Other     Restricted    Securities                 All
                                                                        Annual        Stock      Underlying      LTIP      Other
                                                Salary    Bonus (7)  Compensation    Award(s)   Options/SARs   Payouts  Compensation
Name and Principal Position            Year       ($)        ($)          ($)           $                         ($)       ($)
------------------------------------------------------------------------------------------------------------------------------------
Carl C. Gregory III, (3)               2000   $ 204,167   $ 250,000                               300,000(8)             $  2,625(1)
Director, President and
Chief Executive Officer

Robert E. Koe, (3)                     2000   $ 237,981   $  93.750                                                      $  2,625(1)
former Director,                       1999      99,517      75,000                               100,000(5)               41,108(2)
President and CEO

Frank Chandler (3)                     2000   $ 230,048                                                                  $ 38,577(6)
Former Vice Chairman                   1999     220,833                                                                     2,560
                                       1998     190,417   $  25,000                                                         2,555

Brandon D. Black                       2000   $ 116,667   $ 150,000                               200,000(8)             $  1,933(1)
Executive Vice
President and
Chief Operating Officer

Barry R. Barkley                       2000   $ 116,667          (9)                              200,000(8)             $  2,057(1)
Executive Vice President
and Chief Financial Officer

John Treiman,                          2000   $  97,805   $  41,250                                75,000(8)             $  1,716(1)
Senior Vice President and
Chief Information Officer

Jerome Miller,                         2000   $  72,917   $  31,250                                75,000(8)             $  1,171(1)
Senior Vice President of
Human Resources

R. Brooks Sherman (4)                  2000   $ 132,132   $  52,083                                                     $   2,625(1)
Former Executive Vice President        1999      57,692      65,000                                50,000(5)               88,064(2)
and Chief Financial Officer

(1) Includes 401(k) plan matching contributions and term life insurance premiums paid by MCM.

(2)      Includes expenses paid or reimbursed by MCM for relocation to Phoenix.

(3) Mr. Gregory became President and Chief Executive Officer on May 22, 2000 succeeding Mr. Koe. Mr. Koe became our Chief Executive Officer on July 22, 1999. Mr. Koe succeeded Mr. Frank Chandler as Chief Executive Officer.

(4)      Mr. Sherman ceased employment with the Company on October 31, 2000.

(5)      As of December 31, 2000 all options had expired.

(6) Includes contractual expenses paid or reimbursed by MCM of $36,077 plus 401(k) plan matching contributions of $2,250.

(7) Bonuses for 2000 were approved by the Board of Directors on January 25, 2001 and are to be paid in April 2001.

(8)      The Board of Directors granted options on January 25, 2001.

(9) Mr. Barkley is to receive a bonus for 2000, however the amount has not yet been determined.

Options/SAR Grants

The following table sets forth information concerning grants of stock options to the named executive officers of MCM from January 1, 2000 through March 30, 2001:

                             Number of        Percent of Total
                             Securities         Options/SARs
                             Underlying          Granted to
                            Options/SARs        Employees in          Exercise         Expiration
         Name                 Granted            Fiscal Year       or Base Price           Date            5% ($)           10% ($)
------------------------------------------------------------------------------------------------------------------------------------
Carl C. Gregory III           300,000              24.0%               $1.00             5/22/10        $  188,668        $  478,123
Barry R. Barkley              200,000              16.0%               $1.00             5/22/10        $  125,779        $  318,748
J. Brandon Black              200,000              16.0%               $1.00             5/22/10        $  125,779        $  318,748
Jerome Miller                  75,000               6.0%               $1.00             5/22/10        $   47,167        $  119,530
John Treiman                   75,000               6.0%               $1.00             5/22/10        $   47,167        $  119,531

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of March 30, 2001 by: (i) each of the Company's directors, (ii) the Named Executive Officers, (iii) each person who is known by Company management to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, and (iv) all executive officers and directors as a group.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by them respectively, and the address of each of the listed stockholders is 5775 Roscoe Court, San Diego, California 92123. The percentages in the table are based upon 7,161,131 shares of the Company's Common Stock outstanding as of March 30, 2001.

                                                                         NUMBER OF SHARES
                                                                         OF COMMON STOCK          PERCENTAGE OF
                                                                           BENEFICIALLY           COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER                             OWNED (1)          BENEFICIALLY OWNED
            ------------------------------------                         ----------------       ------------------
Consolidated Press International Holdings Limited (2)                         2,049,396               28.6%
54-58 Park Street, Sydney
NSW 2001, Australia

Triarc Companies, Inc. (3)                                                      705,062               9.8%
280 Park Avenue
New York, NY  10017

Neale M. Albert (4)                                                             871,964               12.2%
c/o Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, NY  10019

                                                                         NUMBER OF SHARES
                                                                         OF COMMON STOCK          PERCENTAGE OF
                                                                           BENEFICIALLY           COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER                             OWNED (1)          BENEFICIALLY OWNED
            ------------------------------------                         ----------------       ------------------
ING (U.S.) Capital LLC (5)                                                      533,812               7.5 %
55 East 52nd Street
New York, New York 10015

CTW Funding, LLC (6)                                                            150,000               2.1%
280 Park Avenue
New York, NY 10017

Frank I. Chandler                                                             1,000,579               14.0%
Carl C. Gregory III (7)                                                          66,667                 *
Eric D. Kogan                                                                   108,823                1.5%
Peter W. May (8)                                                                995,716               13.9%

James D. Packer                                                                                         *
Nelson Peltz (9)                                                              1,286,372               18.0%
Robert M. Whyte (10)                                                             80,000               1.1%
All Named Executive Officers and directors as a group                         2,754,244               38.5%
   (9 Persons) (11)

*        Less than one percent.

(1) Includes shares, if any, held by spouse; held in joint tenancy with spouse; held by or for the benefit of the listed individual (or group member) or one or more members of his immediate family with respect to which the listed individual (or group member) has or shares voting or investment powers; subject to stock options that were exercisable on December 31, 2000 or within 60 days thereafter, or in which the listed individual (or group member) otherwise has a beneficial interest.

(2) Pursuant to a Schedule 13D/A, filed March 22, 2001, by Consolidated Press International Holdings Limited ("CPIHL") and its subsidiary C.P. International Investments Limited ("CPII"), CPII is the direct beneficial owner of these shares and CPIHL is the indirect beneficial owner of these shares and each such company has shared voting and dispositive power with respect to all of the shares. The shares reported include 345,879 shares owned by CPII as nominee of Peter Stewart Nigel Frazer. Mr. Frazer granted voting and investment power over his shares to CPII to be exercised in the same manner and to the same proportionate extent as applies to shares owned by CPII. Kerry F.B. Packer and his family directly or indirectly beneficially own CPIHL. Mr. James D. Packer, a director of the Company, is the son of Mr. Kerry F.B. Packer. Mr. James D. Packer has no voting or investment power over the shares. Mr. Frazer is the father-in-law of Mr. Robert M. Whyte, a director of the Company. Mr. Whyte does not have voting or investment power over the shares. Does not include warrants to purchase 150,000 shares of the Company's common stock issued to CTW Funding, LLC ("CTW") in which CPII holds a sixty percent membership interest. See footnote (6) below.

(3) Pursuant to a Schedule 13G filed on February 14, 2000 (the "Madison West 13G") by Madison West Associates Corp. ("Madison"), Triarc Companies, Inc., Nelson Peltz, Peter May, Neale M. Albert, and DWG Acquisition Group, L.P. ("DWG"), Triarc holds warrants to purchase up to 101,275 shares of the Company's Common Stock and has sole voting and investment power over the shares to be issued upon the exercise of the warrants. In addition, Madison, a wholly owned subsidiary of Triarc, is the direct beneficial owner, and Triarc is the indirect beneficial owner of 603,787 shares of the Company's Common Stock, and each such company has shared voting and investment power over the shares. As the direct beneficial owner of approximately 30.2% of the outstanding voting common stock of Triarc, DWG shares voting and dispositive power over the 705,062 shares of the Company's Common Stock beneficially owned by Triarc. DWG disclaims beneficial ownership of such shares beneficially owned by Triarc. Does not include warrants to purchase 150,000 shares of the Company's common stock issued to CTW in which Triarc holds a 25% membership interest. See footnote (6) below.

(4) Pursuant to the Madison West 13G, Mr. Albert, as a co-trustee of each of the Nelson Peltz Children's Trust, the Jonathan P. May 1998 Trust and the Leslie A. May 1998 Trust, shares voting and dispositive power over the 581,310 shares of Common Stock directly owned by the Nelson Peltz Children's Trust, the 145,327 shares directly owned by the Jonathan P. May 1998 Trust and the 145,327 shares directly owned by the Leslie A. May 1998 Trust. Mr. Albert disclaims beneficial ownership of such shares. See footnotes (5) and (6) below.

(5) On January 13, 2000, we closed a financing transaction with ING (U.S.) Capital LLC, in which MCM issued $10 million of its senior unsecured notes to ING. In connection with issuance of the Senior Notes, ING received a warrant to acquire up to 428,571 shares of the Company's common stock (subject to adjustment) at a price of $0.01 per share. This warrant was not initially exercisable until April 12, 2000. From April 12, 2000 to October 9, 2000, the warrant was exercisable for up to 50,000 shares. Beginning on October 10, 2000 through January 12, 2005, the warrant is exercisable for 100,000 shares of common stock. In March 2001, warrants to purchase 5,241 additional shares were granted pursuant to the warrant agreement pursuant to which the original warrants were issued.

(6) Effective October 31, 2000, we executed an agreement with CTW for a $2.0 million stand-by line of credit. Upon execution of the agreement, CTW received warrants to acquire up to 50,000 shares of common stock at $0.01 per share. On March 16, 2001 we entered into an agreement to extend the maturity date and we exercised our right to extend the funding period through June 30, 2001. In return for this extension, we issued warrants to purchase 100,000 shares of common stock. CPIHL and CPII share voting and dispositive power with respect to the warrants held by CTW with the other members of CTW. CPII holds a 60% interest in CTW; Robert Whyte, a director of the Company, holds a 15% interest with the remaining 25% being held by Triarc.

(7) Includes options to purchase 66,667 shares of common stock exercisable as of March 30, 2001 or within sixty days thereafter.

(8) Pursuant to the Madison West 13G, Mr. May is a co-trustee of the Jonathan P. May 1998 Trust and the Leslie A. May 1998 Trust, and in such capacity shares voting and dispositive power over 145,327 shares of Common Stock directly owned by the Jonathan P. May 1998 Trust and 145,327 shares directly owned by the Leslie A. May 1998 Trust. In addition, as the indirect beneficial owner of approximately 33.5% of the outstanding voting common stock of Triarc, Mr. May shares voting and dispositive power over the 705,062 shares of Common Stock beneficially owned by Triarc. Mr. May disclaims beneficial ownership of such shares. See footnote (3) above.

(9) Pursuant to the Madison West 13G, Mr. Peltz is a co-trustee of the Nelson Peltz Children's Trust and shares voting and dispositive power over the 581,310 shares of Common Stock directly owned by the trust. In addition, as the indirect beneficial owner of approximately 34.9% of the outstanding voting common stock of Triarc, Mr. Peltz shares voting and dispositive power over the 705,062 shares of Common Stock beneficially owned by Triarc. Mr. Peltz disclaims beneficial ownership of such shares. See footnote (3) above.

(10) Does not include warrants to purchase 150,000 shares of the Company's common stock issued to CTW in which Mr. Whyte holds a 15% membership interest. See footnote (6) above.

(11) Excludes 705,062 shares of Common Stock held by Triarc. Includes options to purchase 283,333 shares of common stock exercisable as of March 30,2001 or within sixty days thereafter.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. The Senior Notes are unsecured obligations of the Company but are guaranteed by Midland Credit, MAC and Triarc, a shareholder of the Company. Triarc beneficially owns approximately 9.8% of the outstanding common stock of the Company. In connection with the issuance of the Senior Notes, we issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company's common stock of at an exercise price of $0.01 per share. Each of the warrant agreements pursuant to which the foregoing warrants were issued contains antidilutive provisions. In addition, we paid a fee to Triarc in the amount of $200,000 in consideration of Triarc's guarantee of this indebtedness. We engaged an independent valuation firm to determine the allocation of the $10.0 million principal amount between the Senior Notes and the warrants. The results of the valuation valued the warrants at approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders' equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This debt discount is being amortized as interest expense over the five-year exercise period of the warrants resulting in a remaining debt discount balance of $1.5 million at December 31, 2000. In addition, the Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding the interest may be repaid in kind at the Company management's option through issuance of additional 12% Senior Notes due July 1, 2005. For the interest payment that was due in July 2000 we issued a 12% Senior Note in the amount of $0.6 million. Another 12% Senior Note in the amount of $0.6 million was issued in January 2001 for the interest payment then due.

Effective October 31, 2000, we executed an agreement with certain of our affiliates for a $2.0 million stand-by line of credit secured by substantially all of the Company's assets of and its subsidiaries to use, if necessary, for working capital purposes. The funding period under the line of credit expires on December 31, 2000. The line of credit accrues interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal with any unpaid principal due no later than December 31, 2001. Upon execution of the agreement, the lenders received warrants to acquire up to 50,000 shares of the Company's common stock at $0.01 per share. They may receive warrants to acquire 50,000 additional shares of the Company's common stock at $0.01 per share upon the occurrence of each of the following (i) any borrowing under the line of credit, (ii) the election to extend the funding period for an additional three month period, with the funding period to not extend beyond December 31, 2001. At December 31, 2000, the Company had not drawn any funds against this line of credit. In the first quarter of 2001, we extended the $2.0 million standby line of credit through June 30, 2001. As a result of the extension of the funding period through June 30, 2001, warrants to purchase an additional 100,000 shares were issued to the lender. Also, as a result of the warrants to purchase an additional 100,000 shares issued to lenders, warrants to purchase an additional 5,241 shares were issued to the institutional holder of the $10.0 million Senior Note and warrants to purchase 1,275 shares were issued to Triarc pursuant to the antidilutive provisions of the warrant agreements discussed in the preceding paragraph.

We have extended a facility with Bank of America, NA, formerly NationsBank, NA, for a revolving line of credit of up to $15 million that matures April 15, 2002 with a right to renew (subject to the satisfaction of certain conditions) through April 15, 2003. Some of our directors, stockholders and affiliates have guaranteed this facility, including Messrs. May, Chandler, Peltz and Kogan, directors of MCM, the Chandler Family Limited Partnership, Triarc, Consolidated Press Holdings Limited, and Peter Stewart Nigel Frazer.

                                     PART IV

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Consolidated Financial Statements.

         The following consolidated financial statements of MCM Capital Group, Inc. are filed as part of this Form 10-K.

                                                                            Page
Report of Independent Auditors.........................................      38

Audited Financial Statements

Consolidated Statements of Financial Condition.........................      39
Consolidated Statements of Operations..................................      40
Consolidated Statements of Stockholders' Equity........................      41
Consolidated Statements of Cash Flows..................................      42
Notes to Consolidated Financial Statements.............................      44

         (b) Reports on Form 8-K.

During the fourth quarter of 2000, MCM filed one report on Form 8K dated November 3, 2000 and filed November 14, 2000. In this filing, MCM announced that it had executed amendments with the insurer and investors for the 1999-1 Securitization, and the 1999-A warehouse securitization. Additionally, MCM filed one report on Form 8-K during the first quarter of 2001. The report, dated December 21, 2000 and filed January 9, 2001, reported that MRC Receivables Corporation, a wholly owned, bankrupt remote subsidiary of MCM, entered into a Credit agreement with CFSC Capital Corporation VIII, as lender.

         (c) Exhibits

                             MCM CAPITAL GROUP, INC.
            EXHIBIT INDEX TO THE 10K FOR FISCAL YEAR ENDING 12/31/00

                    Form: 10-K405 Filing Date: March 30, 2001

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (c)  Exhibits.

2        Plan of Merger (1)

3.1      MCM's Restated Certificate of Incorporation (1)

3.2      MCM's by-laws (2)

10.1 Form of Indenture and Servicing Agreement relating to MCM's securitization program (1)

10.2 Form of Receivables Contribution Agreement relating to MCM's securitization program (1)

10.3 Form of Insurance and Reimbursement Agreement relating to MCM's securitization program (1)

10.4     Indenture and Servicing Agreement relating to the warehouse facility 1)

10.4.1 First Amendment to Indenture and Servicing Agreement relating to the warehouse facility (1)

10.5     Receivables Contribution Agreement relating to the warehouse facility
         (1)

10.6 Insurance and Reimbursement Agreement relating to the warehouse facility (1)

10.7 Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (U.S.) Capital LLC ("ING") (3)

10.8     Warrant Agreement dated as of January 12, 2000 between MCM and ING (3)

10.9     Warrant Agreement dated as of January 12, 2000 between MCM and Triarc
         (3)

10.10 Registration Rights Agreement dated as of January 12, 2000 between MCM and ING (3)

10.11    Subsidiary Guaranty dated as of January 12, 2000(3)

10.12 Guaranty and Option Agreement dated as of January 12, 2000 between Triarc Companies, Inc. ("Triarc") and ING (3)

10.13    Loan Sale Agreement between MCM and MBNA America Bank, NA (4)

10.14 First Amendment to Loan Sale Agreement between Midland Credit Management, Inc. and MBNA America Bank N.A., dated January 13, 2000(3)

10.15    Employment Agreement between MCM and R. Brooks Sherman, Jr. (2)

10.16    Employment Agreement between MCM and John F. Craven 5)

10.17    Employment Agreement between MCM and Robert E. Koe (6)

10.18    Employment Agreement between MCM and Bradley Hochstein (7)

10.19    Third Amended and Restated Promissory Note (8)

10.20    Limited Guaranty of MCM Capital Group, Inc. (8)

10.21    Real Estate Mortgage on behalf of Bank of Kansas (7)

10.22 Net Industrial Building Lease by and between MCM and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the "Office Lease") (7)

10.23    First Amendment to the Office Lease (7)

10.24    Second Amendment to the Office Lease 7)

10.25    Third Amendment to the Office Lease (7)

10.26    Fourth Amendment to the Office Lease (7)

10.27 Credit Card Accounts Sale Agreement among Midland Credit Management, Inc. and other parties (1)

10.28    First Amendment to Credit Card Accounts Sale Agreement (7)

10.29    Second Amendment to Credit Card Accounts Sale Agreement (1)

10.30 Receivable Purchase Agreement between Midland Credit Management, Inc. and other parties (1)

10.31    Amendment to Receivable Purchase Agreement (7)

10.32 Registration Rights Agreement dated as of June 30, 1999 among MCM, C.P. International Investments Limited, MCM Holding Company, LLC, and other persons 3)

10.33    MCM 1999 Equity Participation Plan (1)

10.34    Form of Option Agreement under MCM 1999 Equity Participation Plan (2)

10.35    Fourth Amended and Restated Promissory Note (3)

10.36 Letter Agreement with Gary D. Patton for consulting services, dated November 4, 1999 (9)

10.37    Form of Directors Indemnification Agreement (9)

10.38    MCM Capital Group, Inc. 1999 Equity Participation Plan (1)

10.39 Amendment No. 1 to $10.0 Million principal amount of 12.0% Series No. 1 Senior Notes dated April 28, 2000 (10)

10.40 Asset Purchase Agreement, dated May 11, 2000, between Midland Acquisition Corporation and West Capital Financial Services Corp. (11)

10.41 Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM Capital Group, Inc., West Capital Financial Services Corp., WCFSC Special Purpose Corporation, WCFSC Special Purpose Corporation II and Norwest Bank Minnesota, National Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. (11)

10.42 Registration Rights Agreement, dated May 22, 2000, by and among MCM Capital Group, Inc., West Capital Financial Services Corp., and WCFSC Special Purpose Corporation (11)

10.43 Guaranty, dated May 22, 2000, by MCM Capital Group, Inc. for the benefit of West Capital Financial Services Corp. (11)

10.44 Second Amendment to Indenture and Servicing Agreement relating to the warehouse facility (12)

10.45 Third Amendment to Indenture and Servicing Agreement relating to the warehouse facility (12)

10.46    Indenture and Servicing Agreement relating to Midland
         Receivables-Backed Notes, Series 1999-1 (12)

10.47 Insurance and Reimbursement Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (12)

10.48 First Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1(12)

10.49 Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000(13)

21       List of Subsidiaries (filed herewith)

23 Consent of Independent Auditors dated March 30, 2001 to the incorporation by reference of their report dated February 2, 2001, in the registrant's registration statements on Form S-8. (filed herewith)

24       Powers of Attorney (file herewith)

-------------------

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

(9) Incorporated by reference to the annual report on Form 10-K/A filed May 1, 2000, for the fiscal year ending December 31, 1999

(10) Incorporated by reference to the quarterly report on Form 10-Q filed for the period ending March 31, 2000.

(11)     Incorporated by reference to the Form 8-K filed June 6, 2000.

(12) Incorporated by reference to the quarterly report on Form 10-Q filed for the period ending September 30, 2000.

(13)     Incorporated by reference to the Form 8-K filed January 9, 2001.

    (d)  Financial Statement Schedules.

         None.

                         2000 ANNUAL REPORT ON FORM 10-K

The Company files annual reports on Form 10-K with the SEC. A copy of the annual report for the fiscal year ended December 31, 2000 (except for certain exhibits thereto) may be obtained, free of charge, upon written request by any stockholder to MCM Capital Group, Inc., 5775 Roscoe Court, San Diego, California, 92123, Attention: Stockholder Relations. Copies of all exhibits to the annual report are available upon a similar request, subject to payment of a charge to reimburse the Company for its expenses in supplying any exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MCM CAPITAL GROUP, INC., a Delaware corporation


                                By: /s/ Carl C. Gregory III
                                   ---------------------------------------------
                                    Carl C. Gregory III
                                    President and Chief Executive Officer


Date:  March 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                          Title                                      Date
------------------                          -----                                      ----
     /s/ Carl  C. Gregory III               President, Chief Executive Officer and     March 30, 2001
-----------------------------------         Director
Carl C. Gregory                             (Principal Executive Officer)

     /s/ Barry  R. Barkley                  Executive Vice President, Chief            March 30, 2001
-----------------------------------         Financial Officer and Treasurer
Barry  R. Barkley                           (Principal Financial and Accounting
                                            Officer)


     /s/ Eric D. Kogan [*]                  Director                                   March 30, 2001
-----------------------------------
Eric D. Kogan

     /s/ Peter W. May [*]                   Director                                   March 30, 2001
-----------------------------------
Peter W. May

     /s/ James D. Packer [*]                Director                                   March 30, 2001
-----------------------------------
James D. Packer

     /s/ Nelson Peltz [*]                   Director                                   March 30, 2001
-----------------------------------
Nelson Peltz

     /s/ Robert M. Whyte [*]                Director                                   March 30, 2001
-----------------------------------
Robert M. Whyte

   *  /s/  Carl C. Gregory III
-----------------------------------

As attorney-in-fact pursuant to power of attorney dated on or about March 28,
2001

                                 EXHIBIT INDEX


2        Plan of Merger (1)

3.1      MCM's Restated Certificate of Incorporation (1)

3.2      MCM's by-laws (2)

10.1 Form of Indenture and Servicing Agreement relating to MCM's securitization program (1)

10.2 Form of Receivables Contribution Agreement relating to MCM's securitization program (1)

10.3 Form of Insurance and Reimbursement Agreement relating to MCM's securitization program (1)

10.4     Indenture and Servicing Agreement relating to the warehouse facility
         (1)

10.4.1 First Amendment to Indenture and Servicing Agreement relating to the warehouse facility (1)

10.5     Receivables Contribution Agreement relating to the warehouse facility
         (1)

10.6 Insurance and Reimbursement Agreement relating to the warehouse facility (1)

10.7 Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (U.S.) Capital LLC ("ING") (3)

10.8     Warrant Agreement dated as of January 12, 2000 between MCM and ING (3)

10.9     Warrant Agreement dated as of January 12, 2000 between MCM and Triarc
         (3)

10.10 Registration Rights Agreement dated as of January 12, 2000 between MCM and ING (3)

10.11    Subsidiary Guaranty dated as of January 12, 2000 (3)

10.12 Guaranty and Option Agreement dated as of January 12, 2000 between Triarc Companies, Inc. ("Triarc") and ING (3)

10.13    Loan Sale Agreement between MCM and MBNA America Bank, NA (4)

10.14 First Amendment to Loan Sale Agreement between Midland Credit Management, Inc. and MBNA America Bank N.A., dated January 13, 2000 (3)

10.15    Employment Agreement between MCM and R. Brooks Sherman, Jr. (2)

10.16    Employment Agreement between MCM and John F. Craven (5)

10.17    Employment Agreement between MCM and Robert E. Koe (6)

10.18    Employment Agreement between MCM and Bradley Hochstein (7)

10.19    Third Amended and Restated Promissory Note (8)

10.20    Limited Guaranty of MCM Capital Group, Inc. (8)

10.21    Real Estate Mortgage on behalf of Bank of Kansas (7)

10.22 Net Industrial Building Lease by and between MCM and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the "Office Lease") (7)

10.23    First Amendment to the Office Lease (7)

10.24    Second Amendment to the Office Lease (7)

10.25    Third Amendment to the Office Lease (7)

10.26    Fourth Amendment to the Office Lease (7)

10.27 Credit Card Accounts Sale Agreement among Midland Credit Management, Inc. and other parties (1)

10.28    First Amendment to Credit Card Accounts Sale Agreement (7)

10.29    Second Amendment to Credit Card Accounts Sale Agreement (1)

10.30 Receivable Purchase Agreement between Midland Credit Management, Inc. and other parties (1)

10.31    Amendment to Receivable Purchase Agreement (7)

10.32 Registration Rights Agreement dated as of June 30, 1999 among MCM, C.P. International Investments Limited, MCM Holding Company, LLC, and other persons (3)

10.33    MCM 1999 Equity Participation Plan (1)

10.34    Form of Option Agreement under MCM 1999 Equity Participation Plan (2)

10.35    Fourth Amended and Restated Promissory Note (3)

10.36 Letter Agreement with Gary D. Patton for consulting services, dated November 4, 1999 (9)

10.37    Form of Directors Indemnification Agreement (9)

10.38    MCM Capital Group, Inc. 1999 Equity Participation Plan (1)

10.39 Amendment No. 1 to $10.0 Million principal amount of 12.0% Series No. 1 Senior Notes dated April 28, 2000 (10)

10.40 Asset Purchase Agreement, dated May 11, 2000, between Midland Acquisition Corporation and West Capital Financial Services Corp. (11)

10.41 Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM Capital Group, Inc., West Capital Financial Services Corp., WCFSC Special Purpose Corporation, WCFSC Special Purpose Corporation II and Norwest Bank Minnesota, National Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. (11)

10.42 Registration Rights Agreement, dated May 22, 2000, by and among MCM Capital Group, Inc., West Capital Financial Services Corp., and WCFSC Special Purpose Corporation (11)

10.43 Guaranty, dated May 22, 2000, by MCM Capital Group, Inc. for the benefit of West Capital Financial Services Corp. (11)

10.44 Second Amendment to Indenture and Servicing Agreement relating to the warehouse facility (12)

10.45 Third Amendment to Indenture and Servicing Agreement relating to the warehouse facility (12)

10.46    Indenture and Servicing Agreement relating to Midland
         Receivables-Backed Notes, Series 1999-1 (12)

10.47 Insurance and Reimbursement Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (12)

10.48 First Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (12)

10.49 Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (13)

21       List of Subsidiaries (filed herewith)

23 Consent of Independent Auditors dated March 30, 2001 to the incorporation by reference of their report dated February 2, 2001, in the registrant's registration statements on Form S-8. (filed herewith)

24       Powers of Attorney (filed herewith)

-------------------

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

(9) Incorporated by reference to the annual report on Form 10-K/A filed May 1, 2000, for the fiscal year ending December 31, 1999.

(10) Incorporated by reference to the quarterly report on Form 10-Q filed for the period ending March 31, 2000.

(11)     Incorporated by reference to the Form 8-K filed June 6, 2000.

(12) Incorporated by reference to the quarterly report on Form 10-Q filed for the period ending September 30, 2000.

(13)     Incorporated by reference to the Form 8-K filed January 9, 2001.

    (d)  Financial Statement Schedules.

         None.