Form 10-Q
period 2001-03-31
MCM CAPITAL GROUP INC
filed 2001-05-15
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number: 000-26489

MCM CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5775 Roscoe Court	92123
San Diego, CA (Address of principal executive offices)	(Zip code)

(877) 445-4581

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

Yes     No

      There were 7,161,131 shares of common stock outstanding as of April 30, 2001.

MCM CAPITAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2000(A)	2001

		(Unaudited)

	(In thousands)

Assets

Cash	$888	$1,697

Restricted cash	2,468	3,309

Investment in receivable portfolios, net (Note 2)	25,969	26,073

Retained interest in securitized receivables (Note 3)	31,616	28,248

Property and equipment, net (Note 4)	7,424	6,931

Other assets	2,736	2,636

Total assets	$71,101	$68,894

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$5,519	$5,684

Notes payable and other borrowings (Note 5)	53,270	55,300

Capital lease obligations	2,233	1,975

Total liabilities	61,022	62,959

Stockholders’ equity:

Common stock, $0.01 par value, 50,000,000 shares authorized, 7,591,131 shares issued and 7,161,131 outstanding at December 31, 2000 and March 31, 2001	76	76

Treasury stock, at cost: 430,000 shares	(128)	(128)

Additional paid in capital	22,082	22,102

Accumulated other comprehensive income	2,921	2,500

Accumulated deficit	(14,872)	(18,615)

Total stockholders’ equity	10,079	5,935

Total liabilities and stockholders’ equity	$71,101	$68,894

(A)	Derived from the audited consolidated financial statements as of December 31, 2000.

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2000	2001

	(Unaudited)
	(In thousands, except
	per share information)

Revenues:

Income from receivable portfolios	$3,273	$3,784

Income from retained interest	2,535	2,737

Servicing fees and related income	2,079	2,156

Total revenues	7,887	8,677

Operating expenses:

Salaries and employee benefits	5,236	6,249

Other operating expenses	1,086	2,116

General and administrative expenses	931	1,386

Provision for portfolio losses	2,059	—

Depreciation and amortization	416	570

Total operating expenses	9,728	10,321

	(1,841)	(1,644)

Other income and expense:

Interest expense	(1,855)	(1,856)

Other income	44	38

Total other expense	(1,811)	(1,818)

Loss before income taxes	(3,652)	(3,462)

Income tax (provision) benefit	1,461	(281)

Net loss	$(2,191)	$(3,743)

Basic and diluted earnings per share (Note 7):

Net loss	$(0.31)	$(0.52)

Shares used for computation (in thousands):

Basic and diluted	7,191	7,161

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2000	2001

	(In thousands)

	(Unaudited)

Operating activities

Net loss	$ (2,191)	$(3,743)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	416	570

Amortization of loan costs and debt discount	261	325

Gain on sales of property and equipment	—	(5)

Deferred income tax expense (benefit)	(1,461)	281

Amortization of servicing liability	(622)	—

Provision for portfolio losses	2,059	—

Increase in service fee receivable	(155)	—

Increase in restricted cash	(1,502)	(841)

(Increase) decrease in other assets	49	(129)

Increase (decrease) in accounts payable and accrued liabilities	(4,989)	166

Net cash used in operating activities	(8,135)	(3,376)

Investing activities

Proceeds from sales of receivable portfolios	—	467

Purchases of receivable portfolios	(3,523)	(4,921)

Net (accretion) collections applied to principal of receivable portfolios	3,227	4,350

Net (accretion) collections of retained interest and cash reserves	(2,535)	2,666

Proceeds from the sale of property and equipment	—	52

Purchases of property and equipment	(782)	(122)

Net cash used in investing activities	(3,613)	2,492

Financing activities

Proceeds from notes payable and other borrowings	60,679	4,882

Repayment of notes payable and other borrowings	(46,888)	(3,521)

Note payable issued in lieu of interest payment	—	633

Capitalized loan costs relating to financing arrangement	(1,898)	(43)

Repayment of capital lease obligations	(103)	(258)

Net cash provided by financing activities	11,790	1,693

Net increase in cash	42	809

Cash, beginning of period	352	888

Cash, end of period	$394	$1,697

Supplemental schedule of non-cash investing and financing activities

Assets acquired under capital leases	$533	—

Discount applied to Senior Notes for issuance of warrants, net	$1,566	$20

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

      MCM Capital Group, Inc. (“MCM”) is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc., Midland Receivables 98-1 Corporation, Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation and MRC Receivables Corporation (collectively referred to herein as the “Company”). We are a financial services company specializing in the collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2000 and March 31, 2001, its results of operations for the three-month periods ended March 31, 2000 and 2001 and its cash flows for the three-month periods ended March 31, 2000 and 2001. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Certain statements in these notes to the condensed consolidated financial statements constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See “Part II-Other Information.”

Note 2 — Investment in Receivable Portfolios

      We account for our investment in receivable portfolios on the accrual basis of accounting in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, each static pool is recorded at cost at the time of acquisition.

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

      During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with expectations and historical results for the specific type of receivables within those portfolios. This non-performance was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations contained in the related purchasing contracts. At the time impairment was identified the Company was unable to reasonably

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, the Company ceased accrual of income on these portfolios effective January 1, 2000.

      During the second quarter of 2000, using newly acquired proprietary statistical models, Company management estimated the amount and timing of anticipated collections, and therefore the recoverable value of these portfolios. As part of that process, we were able to isolate many of the portions of those portfolios containing what we considered ineligible assets. Based on our calculations and statistical analysis, we recorded impairment charges of $20.9 million against the carrying value of certain portfolios for the year 2000. At March 31, 2001, these portfolios remain on non-accrual status, and the full amount of collections for these portfolios continues to be applied to the principal of these receivable portfolios. In accordance with AICPA Practice Bulletin 6, we are accounting for these portfolios under the cost recovery method until such time that we can demonstrate our ability to accurately estimate the amount and timing of anticipated collections. For those portfolios on non-accrual status, collections in excess of the remaining net value of the related individual receivable portfolios are recorded as income. During the quarter ended March 31, 2001, approximately $1.3 million was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered.

      We monitor impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. Each quarter, management evaluates the carrying value of receivable portfolios for impairment based on current market conditions and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the related estimates of total probable future collections. During the year ended December 31, 2000, we recorded impairment charges of approximately $20.9 million against the carrying value of the portfolios. Approximately $2.1 million of this impairment was recognized in the first quarter of 2000. The Company did not record an impairment charge during the quarter ended March 31, 2001.

      The following table summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

	Year Ended	Three Months Ended
	December 31, 2000	March 31, 2001

Balance at beginning of period	$57,473	$25,969

Purchase of receivable portfolios	4,433	4,921

Receivable portfolios acquired in the West Capital Transaction	2,000	—

Sale of receivable portfolios	(706)	(467)

Write-off of basis of settled portfolios	(427)	—

Provision for portfolio losses	(20,886)	—

Net accretion (collections) applied to principal of receivable portfolios	(15,918)	(4,350)

Balance at end of period	$25,969	$26,073

Note 3 — Securitization of Receivable Portfolios

  1998 Securitization/ Sale

      On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit Management, Inc. (Midland Credit), issued non-recourse notes in the principal amount of $33.0 million, which were repaid in full on September 11, 2000. The 1998 Securitization was accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 125). We recorded a retained interest and a servicing liability and recognized a gain of approximately $9.3 million in 1998. The servicing liability was fully amortized in September 2000 in connection with repayment of the notes.

      The retained interest is carried at fair value with the difference between fair value and cost basis recorded as unrealized gain and included in other comprehensive income as a component of stockholders’ equity. In estimating the fair value of the retained interest, we estimated net cash flows, after repayment of notes, related interest and other fees, based on our historical collection results for similar receivables and assumed a discount rate of 30% per annum and collections through July 2004. Based on these assumptions, the retained interest is estimated to yield a monthly return of approximately 3.6%. The income accrued on the retained interest was $2.5 million and $2.7 million for the three months ended March 31, 2000 and 2001 respectively. Since repaying the notes in September 2000, all collections of the underlying securitized receivables have been applied against the principal and interest of the retained interest.

      The following table summarizes the changes in the balance of the retained interest for the three months ended March 31, 2001 (in thousands):

			Estimated
	Amortized	Unrealized	Fair Market
	Cost	Gain	Value

Balance at December 31, 2000	$26,748	$4,868	$31,616

Interest accrued	2,737	—	2,737

Payments received	(5,403)	—	(5,403)

Decrease in unrealized gain	—	(702)	(702)

Balance at March 31, 2001	$24,082	$4,166	$28,248

  1999 Warehouse Financing

      On March 31, 1999, Midland Credit, through a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or “warehouse facility”. As of March 31, 2001, there is a balance outstanding under this facility of $10.3 million. The original terms of the warehouse facility provided for a two-year revolving funding period that was to expire April 15, 2001. As a result of portfolio performance issues as measured on September 30, 2000, the Company was in default with respect to Securitization 99-1 and the warehouse facility. Accordingly, the terms of Securitization 99-1 and the warehouse facility were amended as of October 1, 2000. The amendments provide, among other things, that Midland Credit (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the warehouse facility and Securitization 99-1, (iii) must maintain on a consolidated basis a minimum net worth of an amount that decreases on a quarterly basis from $13 million to $7.3 million, over the period from September 30, 2000 through September 30, 2001 and remains at $7.3 million thereafter, (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000, (v) was granted greater flexibility in the sale of certain accounts and the use of third party collectors and (vi) will receive increased servicing fees, paid on a weekly basis. In addition, the amendments increase the interest rate on notes (i) in Securitization 99-1 to 10% and (ii) the warehouse facility to one week LIBOR plus 117 basis points. The warehouse facility was also converted to a term loan with a final payment date of December 15, 2004. Midland Credit is also required to pay to the noteholders any recoveries after September 22, 2000, net of attorney fees and certain costs, from certain issuers that sold the securitized receivables to Midland Credit. The Company has been reappointed as servicer through May 31, 2001.

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  1999 Securitization/ Financing

      On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Midland Credit, issued non-recourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum (“Securitization 99-1”). The notes are collateralized by certain charged-off receivables with a carrying amount of approximately $43.0 million at the time of transfer and an initial cash reserve account of $1.4 million and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of the warehouse facility, discussed below. Income is being recognized over the estimated life of the securitized receivables and the receivables and corresponding debt remain on our balance sheet. The assets pledged in Securitization 99-1, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors. At March 31, 2001, the balance outstanding under these non-recourse notes was $17.6 million. The Company has been reappointed as servicer through May 31, 2001.

Note 4 — Property and Equipment

      The following is a summary of the components of property and equipment (in thousands):

	December 31, 2000	March 31, 2001

Furniture, fixtures and equipment	$1,105	$1,094

Computer equipment and software	7,700	7,781

Telephone equipment	1,677	1,649

Leasehold improvements	205	212

	10,687	10,736

Accumulated depreciation and amortization	(3,263)	(3,805)

	$7,424	$6,931

Note 5 — Notes Payable and Other Borrowings

      The Company is obligated under borrowings as follows (in thousands):

	December 31, 2000	March 31, 2001

Notes payable, Securitization 99-1, 10%	$19,619	$17,580

Revolving line of credit, 8.0% at March 31, 2001, due April 15, 2002	12,947	13,236

Warehouse facility, 1.17% over LIBOR, 6.34% at March 31, 2001, due December 15, 2004	11,201	10,331

Senior notes, 12%, due January 12, 2007 (net of unamortized debt discount of $1,461 for value of common stock warrants at March 31, 2001	8,484	8,539

Secured financing facility, 12%, due March 28, 2003	401	4,367

Senior notes, 12%, due July 1, 2005	613	1,247

Various installment obligations, 7.7%	5	—

	$53,270	$55,300

  Line of Credit

      Effective December 30, 2000, we entered into the Fifth Amended and Restated Promissory Note to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2002 with the right to extend to April 15, 2003 upon payment of an extension fee of

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150,000 and compliance with certain other conditions. Under this revolving credit facility, there was a balance outstanding as of March 31, 2001 of $13.2 million and there were $2.1 million and $1.8 million of borrowing availability as of December 31, 2000 and March 31, 2001, respectively. Borrowings under this unsecured revolving line of credit are guaranteed by certain stockholders of MCM, including Triarc Companies, Inc. (Triarc). Triarc placed $15.0 million of United States government debt securities in a custodian account at the lending bank, which is subject to set off under certain circumstances if the parties to the bank guaranties and to related agreements fail to perform their obligations thereunder.

  Senior Notes

      On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. We used the net proceeds of the Senior Notes for general operating expenses. Although the Senior Notes are unsecured obligations of MCM they are guaranteed by Midland Credit and Triarc Companies, Inc. Triarc beneficially owns approximately 10% of the outstanding common stock of MCM. In connection with the issuance of the Senior Notes, MCM issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company’s common stock at an exercise price of $0.01 per share. The warrant agreements pursuant to which the warrants were issued contain antidilutive provisions which, as of March 31, 2001, have resulted in warrants to purchase an additional 5,241 shares of common stock being issued to the lender and warrants to purchase 1,275 shares of common stock being issued to Triarc. In addition, we paid Triarc a fee of $0.2 million in consideration of Triarc’s guarantee of this indebtedness. An independent valuation firm was engaged to determine the allocation of the $10.0 million principal amount between the Senior Notes and the warrants. The results of the valuation were such that the value of the warrants was approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders’ equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants and has a remaining balance of $1.5 million at March 31, 2001. The Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding the interest may be repaid in kind at the Company’s option through issuance of additional 12% Senior Notes due July 1, 2005. For each of the interest payments that were due in July 2000 and January 2001, the Company issued 12% Senior Notes in the amount of $0.6 million, respectively. The board of directors of MCM approved the issuances of the Senior Notes and related transactions, and the members of the board of directors of MCM unaffiliated with Triarc approved the payment of the fee and the issuance of the warrants to Triarc.

  Secured Financing Facility

      On December 20, 2000, MRC Receivables Corporation, a wholly owned, bankruptcy remote, special purpose entity, entered into a $75 million secured financing facility. Notes to be issued under the facility will be collateralized by the charged-off receivables that are purchased with the available proceeds from this financing arrangement. As of March 31, 2001, borrowings under the secured financing facility were $4.4 million. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

  Stand-by Line of Credit

      Effective October 31, 2000, we executed an agreement with certain of our affiliates for a $2.0 million stand-by line of credit secured by substantially all of the Company’s assets and its subsidiaries. The facility may be used for working capital purposes. The line of credit accrues interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal with any unpaid principal due no later than twelve months after the end of the funding period. As of March 31, 2001, the funding period has been extended through June 30, 2001, subject to two additional three-month extensions

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the option of the Company through December 31, 2001. Upon execution of the agreement, the lenders received warrants to acquire up to 50,000 shares of the Company’s common stock at $0.01 per share. Additional warrants are issuable at such time that we draw against or extend the funding period under the line of credit. As of March 31, 2001, we issued warrants to purchase 100,000 additional shares of common stock in connection with the extension of the funding period through June 30, 2001. At March 31, 2001, the Company had not drawn any funds against this line of credit.

      See Note 3 for information relating to our securitization transactions and warehouse facility.

Note 6 — Comprehensive Loss

      The following is a summary of the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,

	2000	2001

Net loss	$(2,191)	$(3,743)

Decrease in unrealized gain on “available for sale” investments, net of tax	(305)	(421)

Comprehensive loss	$(2,496)	$(4,164)

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

Note 7 — Loss Per Share

      The weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share were 7,191,131 for the three-month period ended March 31, 2000 and 7,161,131 for the three months ended March 31, 2001. The shares used in the calculations of basic and diluted loss per share are the same in both periods since all potentially dilutive securities (stock options and warrants) would have had an antidilutive effect.

MCM CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of MCM Capital Group, Inc. (“MCM” or collectively with its subsidiaries, the “Company”) for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See “Part II — Other Information.”

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

  Revenues

      Total revenues for the three months ended March 31, 2001 were $8.7 million compared to total revenues of $7.9 million for the three months ended March 31, 2000, an increase of $0.8 million or 10%. The increase in revenues was the net result of an increase in income from receivable portfolios of $0.5 million; an increase in servicing fees and related income of $0.1 million; and a net increase in income on retained interest of $0.2 million.

      Income from receivable portfolios increased $0.5 million or 15%, to $3.8 million from $3.3 million for the three months ended March 31, 2001 and 2000, respectively. The average outstanding balance of our investment in receivable portfolios decreased $33.5 million to $26.0 million during the three months ended March 31, 2001, compared to $59.5 million during the three months ended March 31, 2000. The decrease is principally due to our determination during 2000 that twenty-two of our receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with our expectations and historical results for the specific type of receivables within those portfolios. Accordingly, we recorded a provision for impairment totaling $20.9 million during the year ended December 31, 2000. In addition, we ceased accrual of income on these portfolios effective January 1, 2000 with all subsequent collections being applied to reduce the net carrying value.

      As successor servicer to a pool of charged-off consumer accounts acquired in May 2000, Midland Credit receives a servicing fee for collections of these receivables. We recorded $2.2 million in servicing fees during the three months ended March 31, 2001 for the collections on these receivables during that period.

      In connection with the 1998 Securitization, we recognized income from retained interest in securitized receivables in the amount of $2.5 million, servicing fees in the amount of $1.5 million and amortization of servicing liability in the amount of $0.6 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, we recognized income from retained interest in securitized receivables of $2.7 million. As a result of the repayment of the notes under the 1998 Securitization in September 2000, the remaining balance of the servicing liability was amortized in 2000 and we no longer record servicing fee income with respect to these portfolios. All collections are applied to the principal and interest of the retained interest.

  Total operating expenses

      Total operating expenses were $10.3 million for the three months ended March 31, 2001 compared to $9.7 million for the three months ended March 31, 2000, an increase of $0.6 million or 6%. We recorded a provision for portfolio losses of $2.1 million during the three months ended March 31, 2000 as a result of impairment of certain receivable portfolios previously discussed. No provision was recorded for the three months ended March 31, 2001. This decrease is offset by increases in salaries and benefits of $1.0 million or 19% to $6.2 million from $5.2 million for the three months ended March 31, 2001 and 2000, respectively; and increases in other operating expenses of $1.0 million, or 91%, to $2.1 million from $1.1 million for the three months ended March 31, 2001 and 2000, respectively. These increases reflect the addition of support staff and associated costs due to growth anticipated during 2001. Similarly, general and administrative expenses increased $0.5 million, or 55%, to $1.4 million from $0.9 million during the three months ended March 31, 2001 and 2000, respectively. There was also an increase in depreciation charges of $0.2 million, or 50%, to $0.6 million from $0.4 million for the three months ended March 31, 2001 and 2000, respectively. The increase primarily reflects the installation of our new Davox call management system and other hardware and software to support this system along with the addition of assets obtained by acquisition in May 2000.

  Other income and expenses

      For the three months ended March 31, 2001 interest expense was $1.9 million on average borrowings for the quarter of $55.1 million reflecting an effective interest rate for the period of 14%. For the three months ended March 31, 2000, interest expense was $1.9 million on average borrowings of $58.9 million reflecting an effective interest rate of 13%.

  Income taxes

      For the three months ended March 31, 2001, we recorded an income tax provision of $0.3 million which represents the deferred tax impact of the decrease in the unrealized gain related to the securitization of receivable portfolios discussed in Note 3. For the three months ended March 31, 2000, we recorded a benefit of $1.5 million, reflecting an effective rate of 40%.

  Net loss

      The net loss for the three months ended March 31, 2001 was $3.7 million compared to a net loss of $2.2 million for the three months ended March 31, 2000.

Liquidity and Capital Resources

  Overview

      We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and operations. Our need for additional financing and capital resources increases dramatically as our business grows. Our failure to continue to obtain financing and capital as needed would limit our ability to acquire additional receivables and to operate our business. Additional financing, additional capital or sales of certain receivables for cash may also be needed if we are removed as servicer of receivables that are either part of our outstanding securitizations or are owned by third parties.

      On December 20, 2000, through a wholly owned bankruptcy remote, special purpose entity, we entered into a $75.0 million secured financing facility to be used for the purchase of receivable pools. As of March 31, 2001 there was $70.6 million remaining under the line. Moreover, we extended the maturity date of our $15 million revolving credit facility to April 15, 2002. We use our $15.0 million revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. We had $1.8 million available under this facility at March 31, 2001, as compared to $2.1 million available at year-end. In addition, at March 31, 2001, we had cash of $1.7 million, as compared to $0.9 million at December 31, 2000. For further information regarding the Company’s credit facilities and securitizations, see Notes 3 and 5 of the Condensed Consolidated Financial Statements included herein and “New Secured Financing Arrangements and Servicing Issues” below.

  Cash Flows and Expenditures

      We collected $16.4 million in the first quarter of 2001 from owned and serviced portfolios, an increase of 19% from the $13.8 million collected in the first quarter of 2000. During the three months ended March 31, 2001, we collected $5.4 million on the portfolios included in the 1998 Securitization, all of which was retained by the Company. During the three months ended March 31, 2000, the Company collected $7.3 million from the same portfolios, but retained only $2.1 million. In this regard, we made the final payment on the debt outstanding under the 1998 Securitization on September 11, 2000. All collections since repayment are applied against the principal and interest of the retained interest.

      Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers as well as from brokers that represent various issuers. In addition, from time to time, we enter into forward flow contracts under which we acquire pools of receivables over a specified period of time at fixed prices from the same issuer. We purchased $4.9 million in new receivables during the three-month period ended March 31, 2001, up 40% from the $3.5 million purchased in the first quarter of 2000.

      Purchases affect cash flows in two ways. In periods in which we make purchases, we use cash to fund the “equity portion” of the purchases, as described below. In later periods, recoveries on the portfolios produce cash flow. Even though our purchases in the first quarter of this year were up over the same period of last year, they fell short of our budget for the period. Accordingly, while this allowed us to preserve cash in the quarter, it will affect future cash flows. We are aggressively evaluating portfolios to identify purchases that meet our selective targeted return profile.

      We use proprietary statistical models to determine values of new portfolios, with minimum expected returns set by management. During the first quarter of 2001, the Company purchased four portfolios from three issuers that we believe will meet our targeted returns. There is no assurance that we will be able to continue to find portfolios that meet our targeted returns criteria.

      From time to time, we also sell receivables of bankrupt debtors in the normal course of our business. We received $0.5 million from these sales during the three-month period ended March 31, 2001. We did not sell any receivables in the first quarter of 2000, as we were prohibited from doing so under the prior terms of our lending arrangements.

      Net cash provided by financing activities was $1.7 million in the first quarter of 2001, which included the repayment under existing facilities and capital leases of $3.8 million, offset by borrowings of $5.5 million used primarily to fund new portfolio purchases. Net cash provided by financing activities was $11.8 million in the first quarter of 2000. During this quarter, we entered into Securitization 99-1 and used the proceeds primarily to repay debt under the warehouse line of credit, to fund new portfolio purchases and for operating activities.

      Capital expenditures for fixed assets and capital leases were $100,000 and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. The decrease reflects the completion of our new Davox call management system installation and other hardware and software to support this system. During the three months ended March 31, 2001, purchases of capital expenditures were funded with internal cash flow. During the three months ended March 31, 2000, capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

  New Secured Financing Arrangement and Servicing Issues

      On December 20, 2000, MRC Receivables Corporation, a wholly owned, bankruptcy remote, special purpose entity, entered into a $75 million secured financing facility. This loan facility is used to acquire pools of charged-off receivables. The credit agreement requires us to provide the lender with specific information concerning the pool and the proposed terms of the acquisition. Once the lender approves the purchase, the lender loans to us ninety percent of the funds necessary to complete the purchase, together with any associated costs. Each loan is evidenced by a single promissory note and is collateralized by the receivables in the pool and cross-collateralized by any other pools of receivables securing other loans made by the lender. We are required to provide ten percent of the purchase price as an “equity” contribution. After repayment of each series of the Notes, and repayment to us of the equity contribution (including a return on our equity), the lender also will receive fifty percent of the residual cash flows of the portfolio financed. As additional credit enhancement, the lender is also permitted to require that monies be paid from performing pools to cover shortfalls on any nonperforming pools. As of March 31, 2001, the Company had borrowed $4.4 million under this facility.

      As indicated, in order to utilize this facility, we need to generate sufficient cash to fund the equity portion of the purchase price (10%) not financed through the facility. We generate our cash flow from our interests in certain receivables pools, our residual interest in the 1998 Securitization and from servicing fees. Currently we are on month to month status as servicer of our Securitization 99-1 and warehouse facility. In this regard, we are not in compliance with the cumulative collection covenants of these agreements and have been reappointed as servicer for both Securitization 99-1 and the warehouse facility through May 31, 2001. In addition, we are required to maintain a specified amount of net worth to obtain funding under our secured financing facility. As of April 30, 2001 we did not satisfy this requirement, however we received a waiver from the controlling party on May 15, 2001.

      If we (through our subsidiary Midland Credit) are able to continue as the servicer under our warehouse and securitization facilities, and to utilize our various credit facilities to continue to purchase receivables and fund working capital requirements (which would require waiver of anticipated future defaults), we believe that we will have sufficient liquidity to fund our operations and working capital needs for the foreseeable future. However, if we are removed as servicer or are unable to utilize our credit facilities, the Company might need to: (i) sell certain of our receivable portfolios for cash, (ii) raise additional capital, (iii) reduce the number of employees and overall scope of operations, (iv) reduce any future capital expenditures, (v) cease purchasing additional receivables, or (vi) under the worst of circumstances, pursue strategic alternatives such as a sale, merger or recapitalization of the Company or Midland Credit or seek protection under reorganization, insolvency or similar laws.

  Contingencies

      See Part II, Item 3 for information about certain litigation contingencies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The retained interest in securitized receivables is treated as a debt security similar to an available-for-sale security and is carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 125. This original cost basis is adjusted to fair value, which is based on the discounted anticipated future cash flows, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. On a quarterly basis, management reviews the fair value assumptions which are based on the current cash flow projections discounted at an effective rate that reflects a current risk-adjusted rate of return that a knowledgeable investor would require. Changes in short-term interest rates also affect our earnings as a result of our borrowings under the revolving credit facility and the warehouse facility.

      We believe that our market risk information has not changed materially from December 31, 2000.

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

      The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond the Company’s control. Factors that could affect the Company’s results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

•	our ability to maintain existing and secure additional financing;

•	our ability to maintain sufficient liquidity to operate our business including our ability to meet the liquidity covenants of our securitization and warehouse transactions and to obtain new capital to enable the Company to continue receivable purchases;

•	our continued servicing of the receivables in our securitization transactions and warehouse facility;

•	our ability to recover sufficient amounts on or with respect to receivables to fund operations (including from sellers of non-conforming receivable portfolios);

•	our ability to hire and retain qualified personnel to recover our receivables efficiently;

•	changes in, or failure to comply with, government regulations;

•	the costs, uncertainties and other effects of legal and administrative proceedings; and

•	risk factors and cautionary statements made in our Annual Report on Form 10-K for the period ended December 31, 2000.

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

      In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA

(“MBNA”). We have alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. We are seeking in excess of $13 million. MBNA has filed a response to this lawsuit denying their liability. Any recoveries, net of attorney fees and other related costs, will be paid to the noteholders of the warehouse facility and Securitization 99-1. See “Securitizations” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 6 — Exhibits and Reports on Form 8-K

      (a)  Exhibits

           None

      (b)  Reports on Form 8-K.

           None

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

Date: May 15, 2001