Form 10-Q
period 2001-06-30
MCM CAPITAL GROUP INC
filed 2001-09-28
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________.

COMMISSION FILE NUMBER: 000-26489

MCM CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1090909 (IRS Employer Identification No.)

5775 Roscoe Court San Diego, California (Address of principal executive offices)	92123 (Zip code)

(877) 445 - 4581
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

______________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [   ] No [X]

         There were 7,161,131 shares of common stock outstanding as of August 31, 2001.

MCM CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MCM CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2000(A)	2001

		(Unaudited)
	(In thousands except share and per share amounts)
Assets

Cash	$888	$941

Restricted cash	2,468	2,764

Investment in receivable portfolios, net (Note 4)	25,969	36,442

Retained interest in securitized receivables (Note 5)	31,616	24,422

Property and equipment, net (Note 6)	7,424	6,543

Other assets, net	2,736	2,924

Total assets	$71,101	$74,036

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$5,519	$6,317

Notes payable and other borrowings (Notes 5 and 7)	53,270	64,402

Capital lease obligations	2,233	1,744

Total liabilities	61,022	72,463

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity

Common stock, $0.01 par value, 50,000,000 shares authorized, 7,591,131 shares issued and 7,161,131 outstanding at December 31, 2000 and June 30, 2001	76	76

Treasury stock, at cost: 430,000 shares	(128)	(128)

Additional paid in capital	22,082	22,121

Accumulated other comprehensive income	2,921	1,999

Accumulated deficit	(14,872)	(22,495)

Total stockholders’ equity	10,079	1,573

Total liabilities and stockholders’ equity	$71,101	$74,036

(A)	Derived from the audited consolidated financial statements as of December 31, 2000.

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

	(In thousands, except per share amounts)
	(Unaudited)
Revenues

Income from portfolio receivables	$4,364	$6,755	$7,637	$10,538

Income from retained interest	2,818	2,570	5,353	5,307

Servicing fees and related income (Note 11)	2,872	1,116	4,952	3,273

Total revenues	10,054	10,441	17,942	19,118

Operating expenses

Salaries and employee benefits	6,049	7,041	11,285	13,383

Other operating expenses	1,755	2,543	2,841	4,416

General and administrative expenses	1,445	1,422	2,376	2,717

Depreciation and amortization	587	572	1,004	1,142

Provision for portfolio losses (Note 4)	18,586	—	20,645	—

Restructuring charges (Note 8)	1,257	—	1,257	—

Total operating expenses	29,679	11,578	39,408	21,658

Loss before other income and expense and income taxes	(19,625)	(1,137)	(21,466)	(2,540)

Other income and expense

Interest expense	(2,021)	(2,463)	(3,876)	(4,550)

Other income (expense)	(192)	54	(148)	82

Loss before income taxes	(21,838)	(3,546)	(25,490)	(7,008)

Income tax benefit (provision)	5,838	(334)	7,298	(615)

Net Loss	(16,000)	(3,880)	(18,192)	(7,623)

Other comprehensive loss:

Decrease in unrealized gain on “available for sale” investments, net of tax (Note 9)	(392)	(501)	(698)	(922)

Comprehensive Loss	$(16,392)	$(4,381)	$(18,890)	$(8,545)

Basic and diluted loss per share	$(2.17)	$(0.54)	$(2.50)	$(1.06)

Shares used for computation

Basic and diluted (Note 10)	7,367	7,161	7,279	7,161

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2000	2001

	(Unaudited, in thousands)
Operating Activities

Gross collections	$32,664	$36,202

Less: Amounts collected on behalf of third parties	(18,134)	(7,045)

Less: Amounts applied to principal on receivable portfolios	(6,484)	(6,951)

Servicing fees	4,952	3,273

Operating Expenses:

Salaries and employee benefits	(11,079)	(13,567)

Other operating expenses	(8,767)	(4,805)

General and administrative	(3,852)	(3,010)

Interest payments	(2,568)	(2,429)

Other income and expense	41	82

Increase in restricted cash	(890)	(296)

Net cash (used in) provided by operating activities	(14,117)	1,454

Investing Activities

Proceeds from sales of receivable portfolios	—	940

Purchases of receivable portfolios	(3,495)	(18,909)

Collections applied to principal of receivable portfolios	6,484	6,951

Cash acquired in acquisition of assets from West Capital Financial Svcs. Corp.	9	—

Purchases of property and equipment	(909)	(299)

Proceeds from the sale of property and equipment	607	52

Net cash provided by (used in) investing activities	2,696	(11,265)

Financing Activities

Proceeds from notes payable and other borrowings	65,996	18,046

Repayment of notes payable and other borrowings	(51,721)	(7,633)

Capitalized loan costs relating to finance arrangement	(1,743)	(55)

Repayment of capital lease obligations	(347)	(494)

Net cash provided by financing activities	12,185	9,864

Net increase in cash	764	53

Cash at beginning of period	352	888

Cash at end of period	$1,116	$941

Supplemental schedule of non-cash investing and financing activities

Assets acquired under capital leases	$1,130	$—

Discount applied to Senior Notes for issuance of warrants, net	$1,507	$—

MCM CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

	Six Months Ended
	June 30,

	2000	2001

	(Unaudited, in thousands)
Reconciliation of Net Loss to Net Cash (Used in) Provided by Operating Activities

Net loss	$(18,192)	$(7,623)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	1,004	1,142

Amortization of loan costs and debt discount	575	759

(Gain) Loss on sales of property and equipment	399	(14)

Deferred income tax expense (benefit)	(7,298)	615

Amortization of servicing liability	(1,118)	—

Increase (decrease) in income on retained interest	(5,353)	5,657

Increase (decrease) in income on receivable portfolios	—	507

Provision for portfolio losses	20,645	—

Changes in operating assets and liabilities:

Increase in service fee receivable	(37)	—

Increase in restricted cash	(905)	(296)

Increase in other assets	(65)	(723)

Note payable issued in lieu of interest payment	—	633

Increase (decrease) in accounts payable and accrued liabilities	(3,772)	797

Net cash (used in) provided by operating activities	$(14,117)	$1,454

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2001, its results of operations for the three-month and six-month periods ended June 30, 2000 and 2001 and its cash flows for the six-month periods ended June 30, 2000 and 2001. The results of operations of the Company for the three- and six-month periods ended June 30, 2001 may not be indicative of future results. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The Company has made the election to present its Consolidated Statement of Cash Flows on the direct method which provides the indirect method as a supplement.

Note 2 – Liquidity

The Company has incurred substantial financial losses from operations during the six-month period ended June 30, 2001 and the year ended December 31, 2000 and correspondingly has experienced a substantial decrease in its overall shareholders’ equity. While the Company’s cash flow from operations has improved from a deficit of $14.1 million in the first six months of 2000 to a positive $1.5 million in the first six months of 2001 and the Company is able to fund its daily operations and, to a limited extent, its share of investment in additional portfolio purchases, it is dependent on its revolving line of credit or the infusion of additional capital to fund the Company’s share of significant additional portfolio purchases. Such line of credit expires April 2002, and its renewal is predicated on the continued willingness of shareholders of the Company to provide a necessary financial guarantee (Note 7). The

Company is in violation of its net worth and minimum cash collection covenants under its Warehouse facility (Note 5) and Securitization 99-1 Financing (Note 5) although it has been reappointed as servicer for the month of October, consistent with past practice. The Company is in violation under its net worth covenant with its third party servicing agreement (Note 11). The Company depends on these servicing agreements to fund its operations. In addition, the Company is in violation of its net worth agreement on its new Secured Financing facility for which it has received a waiver through December 31, 2001. The Company is dependent upon this facility to fund additional purchases of portfolios. If the Company is unable to continue to maintain its existing credit facilities through forbearance of covenant violations; to obtain additional financing and capital as needed; to continue as servicer under its Warehouse facility and Securitization 99-1 Financing; and to continue as servicer under its third party servicing agreement, the Company may be required to (i) sell certain of its receivable portfolios for cash, (ii) raise additional capital, (iii) reduce the number of employees and overall scope of operations, (iv) reduce any future capital expenditures, (v) cease purchasing additional receivables or, under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger or recapitalization of the Company or Midland Credit or seek protection under reorganization, insolvency or similar laws.

Note 3 – New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and the measure of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in derivative or hedging activities and accordingly, there was no impact to its consolidated financial statements upon implementation of SFAS No. 133.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “ Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation.” The adoption of FIN 44 did not have a material impact on the consolidated results of operations or financial position of the Company.

In January 2001, the Emerging Issues Task Force reached a consensus on EITF 99-20, “Recognition of Interest

Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 requires companies to account for all changes in forecasted revenues for retained beneficial interests prospectively through a change in the effective interest rate. The Company adopted EITF 99-20 on its effective date, April 1, 2001. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect that SFAS 141 will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Intangible Assets”, which revised the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect that SFAS 142 will have a material impact on the Company’s consolidated financial position or results of operations as a result of the future adoption of SFAS 142.

Note 4 – Investment in Receivable Portfolios

We account for our investment in receivable portfolios on either the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, each static pool is recorded at cost at the time of acquisition.

We account for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to the principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis, thereafter adjusted for accrued income and principal paydowns. The effective interest rate is the internal rate of return for each pool determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with expectations and historical results for the specific type of receivables within those portfolios. This non-performance was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations contained in the related purchasing contracts. At the time impairment was identified, the Company was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, the Company ceased accrual of income on these portfolios effective January 1, 2000.

During the second quarter of 2000, using newly acquired proprietary statistical models, Company management estimated the amount and timing of anticipated collections, and therefore the recoverable value of these portfolios. As part of that process, we were able to isolate many of the portions of those portfolios containing what we considered ineligible assets. Based on our calculations and statistical analysis, we recorded impairment charges of $20.9 million against the carrying value of certain portfolios for the year 2000 ($20.6 million during the six-month period ended June 30, 2000). At June 30, 2001, these portfolios remain on non-accrual status, and the full amount of collections for these portfolios continues to be applied to the principal of these receivable portfolios. In accordance with AICPA Practice Bulletin 6, we are accounting for these portfolios under the cost recovery method until such time that we can demonstrate our ability to accurately estimate the amount and timing of anticipated collections. For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the three and six months ended June 30, 2001, approximately $1.7 million and $3.0 million, respectively was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered.

We monitor impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. Each quarter, management evaluates the carrying value of receivable portfolios for impairment based on current market conditions and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the related estimates of total probable future collections. During the year ended December 31, 2000, we recorded impairment charges of approximately $20.9 million against the carrying value of the portfolios. Approximately $20.6 million of this impairment was recognized in the first half of 2000. The Company did not record an impairment charge during the six months ended June 30, 2001.

The following table summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

	Year Ended	Six Months Ended
	December 31, 2000	June 30, 2001

Balance at beginning of period	$57,473	$25,969

Purchase of receivable portfolios	4,433	18,909

Receivable portfolios acquired (see Note 8)	2,000	—

Sale of receivable portfolios	(706)	(940)

Write-off of basis of settled portfolios	(427)	—

Provision for portfolio losses	(20,886)	—

Collections applied to principal of receivable portfolios	(27,613)	(15,037)

Revenue accreted on receivable portfolios	11,695	7,541

Balance at end of period	$25,969	$36,442

Note 5 – Securitization of Receivable Portfolios

1998 Securitization/Sale
 On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit Management, Inc. (“Midland Credit”), issued non-recourse notes in the principal amount of $33.0 million, which were repaid in full on September 11, 2000. The 1998 Securitization was accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 125). Accordingly, we recorded a retained interest and a servicing liability and recognized a gain of approximately $9.3 million in 1998.

The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in other comprehensive income as a component of stockholders’ equity. Pursuant to EITF 99-20, the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts and decreased by actual cash collections. The retained interest is estimated to yield a monthly return of approximately 3.7% based on estimated net cash flows derived from historical and projected collection results. The income accrued on the retained interest was $5.4 million and $5.3 million for the six months ended June 30, 2000 and 2001 respectively. After the notes were repaid in full as of September 2000, all collections of the underlying securitized receivables have been applied against the principal and interest of the retained interest.

The unrealized gain reflected as a component of stockholders’ equity is recognized in income utilizing the effective interest method. The Company recognized $5.4 million and $5.3 million of accretion during the six-month periods ended June 30, 2000 and 2001, respectively, of which $1.2 million and $1.5 million represents the recognition of unrealized gain.

The following table summarizes the changes in the balance of the retained interest for the six months ended June 30, 2001 (in thousands):

			Estimated
	Amortized	Unrealized	Fair Market
	Cost	Gain	Value

Balance at December 31, 2000	$26,748	$4,868	$31,616

Interest accrued	5,307	—	5,307

Payments received	(10,964)	—	(10,964)

Decrease in unrealized gain	—	(1,537)	(1,537)

Balance at June 30, 2001	$21,091	$3,331	$24,422

1999 Warehouse and 1999 Securitization Financing
 On March 31, 1999, Midland Credit, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or “Warehouse facility”, structured as a term loan with a final payment date of December 15, 2004. As of June 30, 2001, the balance outstanding under this facility amounts to $9.5 million. The facility earns interest at 1.17% plus the one week London interbank offered rate (“LIBOR”) per annum or 6.34% at June 30, 2001. On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Midland Credit, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $15.7 million at June 30, 2001. The Warehouse facility and Securitization 99-1 are collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $16.6 million and a cash reserve account of $1.4 million at June 30, 2001, and are insured through a financial guaranty insurance policy. The Warehouse facility and Securitization 99-1 have been accounted for as financing transactions.

The Warehouse facility and Securitization 99-1 agreements, as amended, provide, among other things, that Midland Credit (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the Warehouse facility and Securitization 99-1, (iii) must maintain on a consolidated basis a minimum net worth of an amount that decreases on a quarterly basis from $13 million to $7.3 million, over the period from September 30, 2000 through September 30, 2001 and remains at $7.3 million thereafter, and (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000. The Company was in default of the minimum collections and the net worth covenants at June 30, 2001, for which it has not received waivers. To date the Company has not received a notice of default from the trustee of the Warehouse facility and the Securitization 99-1 financing. The Company has been reappointed as servicer through October 31, 2001. Income related to the Warehouse facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Note 6 – Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	December 31, 2000	June 30, 2001

Furniture, fixtures and equipment	$1,105	$1,165

Computer equipment and software	7,700	7,846

Telephone equipment	1,677	1,648

Leasehold improvements	205	261

	10,687	10,920

Accumulated depreciation and amortization	(3,263)	(4,377)

	$7,424	$6,543

Note 7 – Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	December 31, 2000	June 30, 2001

Notes payable, Securitization 99-1, 10%, indefinite due date (see Note 5)	$19,619	$15,654

Revolving line of credit at the Prime Rate, 6.75% at June 30, 2001, due April 15, 2002	12,947	14,295

Warehouse facility, 1.17% over LIBOR, 6.34% at June 30, 2001, due December 15, 2004 (Note 5)	11,201	9,521

Senior notes, 12%, due January 15, 2007	10,000	10,000

Secured financing facility, floating rate, 9.75% at June 30, 2001, due at various dates through March 28, 2003	401	15,110

Senior notes, 12%, due July 1, 2005	613	1,246

Various installment obligations, 7.7%	5	—

	54,786	65,826

Less: Unamortized debt discount	(1,516)	(1,424)

	$53,270	$64,402

Line of Credit
 Effective December 30, 2000, we entered into the Fifth Amended and Restated Promissory Note to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2002 with the right to extend to April 15, 2003 upon payment of an extension fee of $150,000 and compliance with certain other conditions. Under this revolving credit facility, there was a balance outstanding as of June 30, 2001 of $14.3 million and there were $2.1 million and $0.7 million of borrowing availability as of December 31, 2000 and June 30, 2001, respectively. Certain stockholders of MCM including Triarc Companies, Inc. (“Triarc”) have guaranteed this unsecured revolving line of credit. Triarc has pledged $15.4 million of United States government debt securities in a custodial account at the lending bank, which are subject to set off under certain circumstances if the parties to the bank guaranties and to related agreements fail to perform their obligations thereunder.

Senior Notes
 On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. The net proceeds of the Senior Notes were used in 2000 for general operating expenses. Although the Senior Notes are unsecured obligations of MCM, they are guaranteed by Midland Credit and Triarc. Triarc owns approximately 8.4% of the outstanding common stock of MCM. In connection with the issuance of the Senior Notes, MCM issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company’s common stock at an exercise price of $0.01 per share. The agreements pursuant to which the warrants were issued contain antidilution provisions which, as of June 30, 2001, have resulted in warrants to purchase an additional 5,241 shares of common stock being issued to the lender and warrants to purchase 1,275 shares of common stock being issued to Triarc. An independent valuation firm assigned a value to the warrants of approximately $3.05 per share. This valuation of $3.05 per share resulted in the warrants included as a component of stockholders’ equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This $1.6 million debt discount is being amortized as interest expense over the term of the related notes using the effective interest method and has a remaining balance of $1.4 million at June 30, 2001. The Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding, the interest may be repaid in kind at the Company’s option through issuance of additional 12% Senior Notes due July 1, 2005. For each of the interest payments that were due in July 2000, January 2001 and July 2001, the Company issued 12% Senior Notes in the amount of $0.6 million, $0.6 million and $0.7 million, respectively. The board of directors of MCM approved the issuances of the Senior Notes and related transactions, and the members of the board of directors of MCM unaffiliated with Triarc approved the payment of the fee and the issuance of the warrants to Triarc. The Senior Notes retain certain negative financial covenants, with which the Company was in compliance at June 30, 2001.

Secured Financing Facility
 On December 20, 2000, MRC Receivables Corporation, a wholly owned, bankruptcy remote, special purpose entity, entered into a $75.0 million secured financing facility. Separate notes are issued under the facility and are collateralized by the charged-off receivables purchased with the available proceeds from this financing arrangement. The carrying value of such receivables as of June 30, 2001 is $17.7 million. The facility provides for a 90% advance rate with respect to each purchase, as defined. As of June 30, 2001, borrowings under the secured financing facility were $15.1 million. Interest accrues at the Prime Rate, as published in the Wall Street Journal, plus 3% and is payable weekly. Each note under this facility is due twenty-seven months from origination. The facility contains various financial covenants. The Company was in default on the minimum net worth covenant at June 30, 2001, for which it has received a waiver through December 31, 2001. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

The facility provides for an equal sharing of the residual collections by the lender and the Company after both the lender’s and the Company’s principal and interest have been repaid, as defined. Based upon projected collections, the Company has accrued a $0.3 million liability for the lender’s share of such collections as of June 30, 2001. Such accrual is matched to the internal rate of return on each portfolio.

Stand-by Line of Credit
 Effective October 31, 2000, we executed an agreement with certain of our affiliates for a $2.0 million stand-by line of credit secured by substantially all of the Company’s assets and its subsidiaries. The facility may be used for working capital purposes. The line of credit accrues interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal plus interest. As of June 30, 2001, the funding period has been extended through September 30, 2001, subject to one additional three-month extension at the option of the Company through December 31, 2001. Upon execution of the agreement, the lenders received warrants to acquire up to 50,000 shares of the Company’s common stock at $0.01 per share. Additional warrants are issuable at such time that we draw against or extend the funding period under the line of credit. As of June 30, 2001, we have issued warrants to purchase a total of 150,000 shares of the Company’s common stock at $0.01 per share. The fair value of the warrants, $0.1 million, has been accounted for by recording deferred loan costs and an offset to additional paid-in capital. The loan costs are amortized over the term of the line of credit. At June 30, 2001, the Company had not drawn any funds against this line of credit. See Note 5 for information relating to our securitization transactions and Warehouse facility.

Note 8 — Acquisition of Certain Assets of West Capital Financial Services Corp. and Restructuring Charges

On May 22, 2000, Midland Acquisition Corporation (“MAC”), a Delaware corporation and a wholly-owned subsidiary of the Company, completed the acquisition of certain operating assets and the assumption of certain operating liabilities of WCFSC, Inc., formerly known as West Capital Financial Services Corp. (“West Capital”), a California corporation, pursuant to an asset purchase agreement (the Purchase Agreement).

In conjunction with the West Capital transaction, certain former officers of West Capital replaced certain officers of the Company, which resulted in severance charges of approximately $0.9 million recorded during 2000. Additionally, the Company closed its operations center in Hutchinson, Kansas in June 2000. The closure resulted in additional severance charges of approximately $0.2 million for 93 employees terminated. The Company also recorded a loss of approximately $0.2 million pertaining to the disposition of the Hutchinson facility. The entire reserve was utilized in the third quarter of 2000.

Note 9 – Comprehensive Loss

The decrease in unrealized gain included in the Company’s comprehensive loss is a result of the 1998 Securitization discussed in Note 5. At the time of this securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS 125. This original cost basis was adjusted to fair value, which is based on the discounted anticipated future cash flows on a “cash out” basis, with such adjustment, net of related deferred income taxes, recorded as a component of other comprehensive income (see Note 5).

Note 10 – Loss Per Share

The weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share were 7,366,955 and 7,279,043 for the three- and six-month periods ended June 30, 2000 and 7,161,131 for both the three months and six months ended June 30, 2001. The shares used in the calculations of basic and diluted loss per share are the same in both periods since all potentially dilutive securities (stock options and warrants) would have had an antidilutive effect.

Note 11 – Commitments and Contingencies

Litigation
 There are a number of lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of our employees or our alleged improper reporting of credit information. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the pending and threatening litigation or claims will have a material adverse effect on the Company’s consolidated operations or financial condition.

Leases
 The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Sales of Purchased Receivables
 The Company sells certain purchased receivables, which it deems are otherwise uncollectable as a result of the debtors’ bankrupt status. The sales agreement provides the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of June 30, 2001 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimus.

Third Party Service Agreement
 The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. The agreement is cancelable upon written notice. The agreement has certain financial and performance covenants. The Company was in default on certain of such covenants at and for the six-month period ended June 30, 2001. The Company has not obtained a waiver for such default. To date, the Company has not received a notice of default from the unrelated third party. The Company receives a service fee, as defined, for its collections that totaled $1.0 million and $3.3 million for the six-month periods ended June 30, 2000 and 2001, respectively. The service fee recognized during the six-month period ended June 30, 2001, includes a non-recurring fee totaling $0.8 million which relates to the Company’s assistance with the sale of a component of the pool it services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
 This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of MCM Capital Group, Inc. (“MCM” or collectively with its subsidiaries, the “Company”) for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See “Part II-Other Information.”

Results of Operations

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000
 Revenues
 Total revenues for the six months ended June 30, 2001 were $19.1 million compared to total revenues of $17.9 million for the six months ended June 30, 2000, an increase of $1.2 million or 7%. The increase is primarily from income from receivable portfolios, which increased $2.9 million or 38%, to $10.5 million from $7.6 million for the six months ended June 30, 2001 and 2000, respectively. This was offset by a decrease in servicing fees and related income of $1.7 million, from $5.0 million for the six months ended June 30, 2000 to $3.3 million for the six months ended June 30, 2001.

The increase of $2.9 million in income from receivable portfolios reflects both higher growth in newly purchased portfolios, the acquisition of portfolios in the West Capital transaction and an overall increase in total collections. For the six months ended June 30, 2001, we acquired new portfolios with a face value in excess of $673 million at a cost of $18.9 million. These portfolios provided an additional $2.2 million of revenue in the first six months of 2001. In the first six months of 2000, we purchased portfolios with a face value of $59.5 million at a total cost of $3.5 million. The portfolios provided $0.8 million of revenue in the first six months of 2001 compared to $0.3 million in the first six months of 2000 – an increase of $0.5 million. The portfolios acquired in the acquisition of West Capital with a face of $2.4 billion and a cost of $2.0 million generated $3.1 million in revenue the first six months of 2001 compared with $0.5 million in the first six months of 2000- an increase of $2.6 million. In line with our projections, revenues on all other portfolios declined by $2.5 million in the first six months of 2001 as compared to the first six months of 2000.

Servicing fees and related income decreased by 34% from $5.0 million to $3.3 million for the six months ended June 30, 2000 and June 30, 2001, respectively. This reflects the payoff of the 1998 Securitization notes in September 2000 which resulted in discontinuation of the related servicing fees at that date. During the first six months of 2000, servicing fees related to the 1998 Securitization were $2.8 million and the amortization of the remaining servicing liability was $1.1 million compared to no service fees or amortization of servicing liability for the first six months of 2001. All subsequent collections for the 1998 Securitization have been applied to the retained interest.

The decrease in servicing fees related to the 1998 Securitization was partially offset by a $2.3 million increase in servicing fees received by the Company as successor servicer to a pool of charged-off consumer accounts acquired in the May 2000 West Capital transaction. We recorded $3.3 million in servicing fees during the six months ended June 30, 2001 for the collections on these receivables during that period. Included in this amount is a $0.8 million non-recurring fee earned for Company’s assistance with the sale of a component of these receivables. For the same period in 2000, we recognized $1.0 million in fees associated with collections from May 22 through June 30, 2000.

Total operating expenses
 Total operating expenses were $21.7 million for the six months ended June 30, 2001 compared to $39.4 million for the six months ended June 30, 2000, a decrease of $17.7 million or 45%. We recorded a provision for portfolio losses of $20.6 million during the six months ended June 30, 2000 as a result of impairment of certain receivable portfolios. During the same period, we also recognized restructuring charges of $1.3 million. No such provision or restructuring charges were recorded for the six months ended June 30, 2001. Salaries and employee benefits increased by $2.1 million or 19% to $13.4 million for the six months ended June 30, 2001 from $11.3 million for the six months ended June 30, 2000. Collector bonuses accounted for over $1.5 million of this increase reflecting the increase in our collections combined with a change in the compensation package for our collectors. In the six months ended June 30, 2001, collector compensation was based on a three-month rolling average for incentive payments and, where appropriate, the base salary was increased. Previously, collectors were rewarded on a single month basis based on an individual’s collections in the previous month. The number of production personnel was 125 fewer as of June 30, 2001 as compared to the count at May 22, 2000, the date of the West Capital transaction which, the Company believes, reflects efficiencies achieved through better collection technologies and a higher quality work force.

Direct operating expenses other than salaries and benefits also increased in the amount of approximately $1.6 million, or 57%, to $4.4 million from $2.8 million for the six months ended June 30, 2001 and 2000, respectively. An increase in legal collection expense of $1.8 million for the six months ended June 30, 2001 over the same period in 2000 was the primary source of the increase. This increase in legal collection expense reflects costs associated with the initiation of a new channel for collecting on accounts that have been statistically determined to be collectible, but which require tactics other than telephone solicitation. Amounts collected through this channel approximated $2.7 million for the six months ended June 30, 2001. Postage expenses related to direct mail campaigns also generated an increase of approximately $0.2 million. These increases were offset by a decrease of $0.4 million in telephone expenses reflecting successful negotiation of a rate reduction.

The increase in general and administrative expenses of $0.3 million, or 13%, to $2.7 million from $2.4 million during the six months ended June 30, 2001 and 2000, respectively, was primarily due to the rent expense for the addition of the San Diego facility late in the second quarter of 2000. The increase in depreciation charges of $0.1 million, or 10%, to $1.1 million from $1.0 million for the six months ended June 30, 2001 and 2000, respectively, reflected the installation of our Davox call management system in February 2000 combined with the addition of assets obtained by acquisition in May 2000.

Other income and expenses
 For the six months ended June 30, 2001 total interest expense including fees and amortization of other loan costs was $4.6 million on average borrowings for the period of $59.0 million, resulting in an effective all-in interest rate of 15.4% for the period. The interest only portion of this total amounted to $2.8 million, for an effective interest cost of 9.57%. For the six months ended June 30, 2000, total interest expense was $3.9 million on average borrowings of $59.5 million, reflecting an effective all-in interest rate of 13.0%. The interest only portion of this total amounted to $3.0 million, for an effective interest cost of 9.94%. The increase in total interest expense is due to increased note insurer premiums provided by the amendments to the Warehouse facility and Securitization 99-1 agreements discussed in Note 5, combined with the accrual for the sharing with the lender of residual collections under the secured financing facility discussed in Note 7, and amortization of loan costs and debt discount also discussed in Note 7.

Income taxes
 For the six months ended June 30, 2001, we recorded an income tax provision of $0.6 million, which represents the deferred tax impact of the decrease in the unrealized gain. See Note 5 to the financial statements. For the six months ended June 30, 2000, we recorded a benefit of $7.3 million, reflecting an effective rate of 28.6%.

Net loss
 The net loss for the six months ended June 30, 2001 was $7.6 million compared to a net loss of $18.2 million for the six months ended June 30, 2000.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Revenues
 Total revenues for the three months ended June 30, 2001 were $10.4 million compared to total revenues of $10.0 million for the three months ended June 30, 2000, an increase of $0.4 million or 4%. The increase is primarily from income from receivable portfolios, which increased $2.4 million, or 55%. This was primarily offset by a decrease in servicing fees and related income of $1.8 million, or 61%, from $2.9 million for the three months ended June 30, 2000 to $1.1 million for the three months ended June 30, 2001. There was a slight additional offset of $0.2 million related to a decrease in income from the retained interest, from $2.8 million in the three months ended June 30, 2000 to $2.6 million for the three months ended June 30, 2001.

The increase of $2.4 million in income from receivable portfolios reflects an increase in the amount of purchased portfolios, the acquisition of West Capital and its related portfolios and an overall increase in total collections. For the three months ended June 30, 2001, we acquired additional portfolios with a face value in excess of $529 million at a cost of $14.0 million. These portfolios provided an additional $0.8 million of revenue in the three months ended June 30, 2001. Also, the portfolios purchased in the first three months of 2001 provided an additional $1.0 million of revenue in the second quarter of 2001. In the three months ended June 30, 2000, we purchased no portfolios other than the portfolios acquired in the acquisition of West Capital with a face of $2.4 billion and a cost of $2.0 million. These portfolios generated $3.1 million in revenue the three months ended June 30, 2001 compared with $0.5 million in the three months ended June 30, 2000, an increase of $2.6 million. Revenues on all other portfolios declined by $2.8 million in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Servicing fees and related income decreased by 61% from $2.9 million to $1.1 million for the three months ended June 30, 2000 and June 30, 2001, respectively. This reflects the payoff of the 1998 Securitization notes in September 2000, which resulted in discontinuation of the related servicing fees at that date. During the three months ended June 30, 2000, servicing fees related to the 1998 Securitization were $1.3 million and the amortization of the remaining servicing liability was $.5 million compared to no service fees or no amortization of servicing liability for the three months ended June 30, 2001. All subsequent collections for the 1998 Securitization have been applied to the retained interest.

The decrease in servicing fees related to the 1998 Securitization was partially offset by a $0.1 million increase in servicing fees received by the Company as successor servicer to a pool of charged-off consumer accounts acquired in the May 2000 acquisition of West Capital. We recorded $1.1 million in servicing fees during the three months ended June 30, 2001 for the collections on these receivables during that period. For the same period in 2000, we recognized $1.0 million in fees associated with collections from May 22nd through June 30, 2000.

And finally, there was a decrease of $0.2 million or 7% from the $2.8 million earned from the retained interest for the three months ended June 30, 2000 to the $2.6 million earned for the three months ended June 30, 2001. Such decline reflects income accreted at a higher rate on a lower balance. For the second quarter of 2000, the average balance of the residual was $33.7 million as compared to the average balance for the second quarter of 2001 of $26.6 million. The average rate earned increased from 33% per annum in the second quarter of 2000 to 38% per annual in the second quarter of 2001.

Total operating expenses
 Total operating expenses were $11.6 million for the three months ended June 30, 2001 compared to $29.7 million for the three months ended June 30, 2000. During the second quarter of 2000, we recorded a provision for portfolio losses in the amount of $18.6 million. During the same period, we also recognized restructuring charges of $1.3 million. These expenses included $0.9 million in severance costs related to the West Capital transaction completed on May 22, 2000 and $0.4 million related to the closure of the operations center in Hutchinson Kansas on June 29, 2000. Absent these costs, total operating expenses increased $1.8 million, or 18%, to $11.6 million for the three months ended June 30, 2001 from $9.8 million for the three months ended June 30, 2000. This was due to increases in salaries and benefits of $1.0 million, or 16%, to $7.0 million from $6.0 million for the three months ended June 30, 2001 and 2000, respectively; and increases in other operating expenses of $0.7 million, or 45%, to $2.5 million from $1.8 million for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses remained consistent during the three months ended June 30, 2001 and 2000, respectively.

Other income and expenses
 For the three months ended June 30, 2001 total interest expense including fees and amortization of other loan costs was $2.5 million on average borrowings for the quarter of $60.9 million reflecting an effective interest rate for the period of 16.2%. Interest only amounted to $1.5 million for the quarter resulting in an effective interest rate of 9.54%. For the three months ended June 30, 2000, total interest expense was $2.0 million on average borrowings of $61.7 million reflecting an effective interest rate of 13.1%. Interest only amounted to $1.5 million for the quarter resulting in an effective interest rate of 9.56%. The increase in total interest expense is due to higher note insurer premiums provided by the amendments to the Warehouse facility and Securitization 99-1 agreements discussed in Note 5 combined with the accrual for the sharing with the lender of residual collections under the secured financing facility discussed in Note 7, and amortization of loan costs and debt discount also discussed in Note 7.

Income taxes
 For the three months ended June 30, 2001, we recorded an income tax provision of $0.3 million which represents the deferred tax impact of the decrease in the unrealized gain related to the securitization of receivable portfolios discussed in Note 5. For the three months ended June 30, 2000, we recorded a benefit of $5.8 million, reflecting an effective rate of 27%.

Net loss
 The net loss for the three months ended June 30, 2001 was $3.9 million compared to a net loss of $16.0 million for the three months ended June 30, 2000.

Liquidity and Capital Resources

Overview
 We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and operations. Our need for additional financing and capital resources increases dramatically as our business grows. Our failure to continue to maintain our existing credit and servicing facilities through renewals and forbearance of covenant violations and to obtain additional sources of financing and capital would limit our ability to acquire additional receivables and to operate our business.

On December 20, 2000, through a wholly owned, bankruptcy remote, special purpose entity, we entered into a $75.0 million secured financing facility to be used for the purchase of receivable pools. As of June 30, 2001, there was $15.1 million outstanding under the line. Moreover, we extended the maturity date of our $15 million revolving credit facility to April 15, 2002. We use our $15.0 million revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. We had $0.7 million available under this facility at June 30, 2001, as compared to $2.1 million available at December 31, 2000. In addition, at June 30, 2001, we had cash of $0.9 million, which was unchanged from December 31, 2000. For further information regarding the Company’s securitizations and related credit facilities, see Notes 5 and 7 of the Condensed Consolidated Financial Statements included herein and “New Secured Financing Arrangements and Servicing Issues” below.

Cash Flows and Expenditures
 We collected $36.2 million during the first six months of 2001 from all portfolios, an increase of $3.5 million, or

11%, from the $32.7 million collected during the same period of 2000. The $3.5 million increase was comprised of a $14.7 million increase on owned portfolio offset by a $11.0 million decrease on serviced portfolios. Collections on owned portfolios increased by $14.7 million or 101% from $14.5 million in the first six months of 2000 to $29.2 million in the first six months of 2001. Sources of the improvement were $11.0 million from the residual asset retained in the 98-1 Securitization; $3.5 million from the Secured Financing Facility; and $2 million from wholly-owned portfolios. Offsetting this were a $1.3 million reduction in collections on the 99-1 Securitization and a $0.5 million reduction in collections on the Warehouse Facility.

The $11.1 million or 61% decrease in collections on serviced portfolios represents a decrease in collections from $18.1 million in the first six months of 2000 compared to $7.0 million in the first six months of 2001. This decrease of $11.1 million was comprised of a $14.1 million decrease in the 98-1 Securitization offset by an increase of $3.0 million in collections in our unrelated third party servicing.

Cash flow from operations improved $15.6 million from cash used of $14.1 million for the first six months of 2000 to $1.5 million in cash provided by operations for the first six months of 2001. The improvement is largely due to higher retained collections of $10.8 million on our owned accounts and $2.7 million less in cash basis expenses.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers as well as from brokers that represent various issuers. We purchased $18.9 million in new receivables during the six-month period ended June 30, 2001, up $15.4 million or 440% from the $3.5 million purchased in the first half of 2000.

Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we provide ten percent of each portfolio’s purchase price as our equity contribution (see “New Secured Financing Arrangement and Servicing Issues” below). In subsequent periods, recoveries on the purchased portfolios produce cash flow. Our purchases in 2001 have proceeded at a somewhat slower pace than we had planned. Accordingly, while this has allowed us to preserve investable cash in the quarter, it will adversely affect future cash flows. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We use proprietary statistical models to determine values of new portfolios, with minimum expected returns set by management. During the six months ended June 30, 2001, the Company purchased twenty-six portfolios from five sellers that we believe will meet our targeted returns criteria. There is no assurance that we will be able to continue to find portfolios that meet our targeted returns criteria or that purchased portfolios will meet targeted criteria.

From time to time, we also sell receivables of bankrupt debtors in the normal course of our business. We received

$0.9 million from these sales during the six-month period ended June 30, 2001. We did not sell any receivables in the first six months of 2000, as we were previously prohibited from doing so under the prior terms of our financing arrangements.

Capital expenditures for fixed assets were $0.3 million for the six months ended June 30, 2001 compared to $0.9 million for the six months ended June 30, 2000. The 2000 capital expenditures reflect the installation of our Davox call management system. During the six months ended June 30, 2001, purchases of capital expenditures were funded with internal cash flow. During the six months ended June 30, 2000, capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

Net cash provided by financing activities was $9.8 million during the six months ended June 30, 2001, which included the repayment under existing facilities and capital leases of $8.2 million, offset by borrowings of $18.0 million used primarily to fund new portfolio purchases. For the six months ended June 30, 2000, net cash provided by financing activities was $12.2 million. During the first quarter of 2000, we entered into Securitization 99-1 for $28.9 million and the 12% Senior Notes for $10.0 million. We used the proceeds primarily to repay $20.0 million under the Warehouse line of credit, to fund new portfolio purchases of $3.5 million, with the balance being applied towards operating activities and costs of restructuring.

Secured Financing Arrangement and Servicing Issues
 On December 20, 2000, MRC Receivables Corporation, a wholly owned, bankruptcy remote, special purpose entity, entered into a $75 million secured financing facility. This facility is used to acquire pools of charged-off receivables. The credit agreement requires us to provide the lender with specific information concerning the pool and the proposed terms of the acquisition. Once the lender approves the purchase, ninety percent of the funds necessary to complete the purchase, together with any associated costs are loaned to us. Each loan is evidenced by a single promissory note (“Note”) and is collateralized by the receivables in the pool and cross collateralized by any other pools of receivables securing other loans made by the lender. We provide ten percent of each pool’s purchase price plus associated costs as our equity contribution. After repayment of each Note and repayment to us of our equity contribution (including a return on our equity), we equally split with the lender the residual cash flows, after our servicing fee, of the portfolios financed, as defined. As of June 30, 2001, the Company had borrowed $15.1 million under this facility. The credit agreement contains certain covenants, and the Company was in default on the net worth covenant at June 30, 2001, for which it has received a waiver through December 31, 2001. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

As indicated, to use this facility, we need to generate sufficient cash to fund our equity portion of the purchase price not financed through the facility. We generate cash flow from our interests in certain receivables pools, our residual interest in the 1998 Securitization and from servicing fees. We continue to be on month-to-month status as servicer of our Securitization 99-1 and Warehouse facility. We are not in compliance with the cumulative collection and net worth covenants of these agreements but have been reappointed as servicer for both Securitization 99-1 and the Warehouse facility through October 31, 2001. In addition, we are required to maintain a specified amount of net worth and positive cash flow to obtain funding under our new secured financing facility. As of June 30, 2001 we did not satisfy the net worth covenant; however, we received a waiver from the controlling party through December 31, 2001. Finally, we generate a component of our revenues from servicing a portfolio of charged-off consumer receivables for a third party. We are required, under the terms of the agreement, which expires in May 2002, to maintain a specified amount of net worth and cash collections to continue servicing the portfolio. We were in default of the net worth covenant at June 30, 2001.

If Midland Credit is able to continue as the servicer under our Warehouse and securitization facilities, and to utilize our various credit facilities to continue to purchase receivables and fund working capital requirements (which would require waiver of anticipated future net worth defaults), we believe that we will have sufficient liquidity to fund our operations and working capital needs for the foreseeable future. However, if we are removed as servicer or are unable to utilize our credit facilities, the Company may need to: (i) sell certain of its receivable portfolios for cash, (ii) raise additional capital, (iii) reduce the number of employees and overall scope of operations, (iv) reduce any future capital expenditures, (v) cease purchasing additional receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger or recapitalization of the Company or Midland Credit or seek protection under reorganization, insolvency or similar laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in short-term interest rate affect our earnings as a result of our borrowings under the Secured Financing Facility, Revolving Line of Credit facility and the Warehouse facility. We believe that our market risk information has not changed materially from December 31, 2000.

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

The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond the Company’s control. Factors that could affect the Company’s results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

•	our ability to maintain existing and secure additional financing;

•	our ability to maintain sufficient liquidity to operate our business including our ability to meet the liquidity covenants of our securitization and Warehouse transactions and to obtain new capital to enable the Company to continue receivable purchases;

•	our ability to continue to obtain covenant waivers of agreements as required and to continue servicing of the receivables in our securitization transactions, Warehouse facility, secured financing facility, and our serviced portfolios;

•	our ability to recover sufficient amounts on or with respect to receivables to fund operations (including receivables purchased from sellers of non-conforming receivable portfolios);

•	our ability to hire, train and retain qualified personnel to recover our receivables efficiently;

•	changes in, or failure to comply with, government regulations;

•	the costs, uncertainties and other effects of legal and administrative proceedings; and

•	risk factors and cautionary statements made in our Annual Report on Form 10-K for the period ended December 31, 2000.

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

Item 1 – Legal Proceedings

There are a number of lawsuits or claims pending or threatened against Midland Credit. In general, these lawsuits or claims have arisen in the ordinary course of our business and involve claims for actual damages arising from the alleged misconduct of our employees or our alleged improper reporting of credit information. Although the outcome of any litigation is inherently uncertain, based on past experience, the information currently available to us and, in some cases, the possible availability of insurance and/or indemnification from the originating institutions, we do not believe that any currently pending or threatened litigation or claims will have a material adverse effect on our consolidated operations or financial condition.

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

Item 2 – Changes in Securities and Use of Proceeds

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

Item 3 – Defaults Upon Senior Securities

         Not Applicable

Item 4 – Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5 – Other Information

         Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

         (a)  Exhibits

None

         (b)  Reports on Form 8-K.

During the second quarter of 2001, MCM issued one report on Form 8-K dated May 31, 2001 and filed June 8, 2001 disclosing the resignation on May 25, 2001 of the Company’s principal accounting firm, Ernst and Young. The content of such Form 8K follows:

a)	On May 25, 2001, Ernst & Young LLP resigned as the Company’s principal accountant.

b)	Ernst & Young LLP reports on the financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

c)	For the Company’s two most recent fiscal years and subsequent interim periods preceding such resignation, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The company received a letter from Ernst & Young LLP indicating Ernst & Young LLP’s agreement with paragraphs a through c above.

On August 3, 2001, we also filed an 8-K announcing the engagement of BDO Seidman, LLP as the Company’s principal accounting firm.

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

Date: September 28, 2001