Form 10-Q
period 2001-09-30
MCM CAPITAL GROUP INC
filed 2001-11-13
CIK 1084961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
Yes        No

         There were 7,161,131 shares of common stock outstanding as of November 13, 2001.

MCM CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MCM CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	December 31,	September 30,
	2000 (A)	2001

		(Unaudited)
	(In thousands)
Assets
Cash	$888	$611

Restricted cash	2,468	3,062

Investment in receivable portfolios, net (Note 4)	25,969	43,574

Retained interest in securitized receivables (Note 5)	31,616	21,058

Property and equipment, net (Note 6)	7,424	5,953

Other assets, net	2,736	3,076

Total assets	$71,101	$77,334

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$5,519	$6,736

Notes payable and other borrowings (Notes 5 and 7)	53,270	68,937

Capital lease obligations	2,233	1,485

Total liabilities	61,022	77,158

Commitments and Contingencies (Note 11)	—	—

Stockholders’ Equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 7,591,131 shares issued and 7,161,131 outstanding at December 31, 2000 and September 30, 2001	76	76

Treasury stock, at cost: 430,000 shares	(128)	(128)

Additional paid in capital	22,082	22,176

Accumulated other comprehensive income	2,921	1,592

Accumulated deficit	(14,872)	(23,540)

Total stockholders’ equity	10,079	176

Total liabilities and stockholders’ equity	$71,101	$77,334

(A) Derived from the audited consolidated financial statements as of December 31, 2000.

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

	(In thousands, except per share amounts)
	(Unaudited)
Revenues
Income from receivable portfolios (Note 4)	$4,035	$10,354	$11,672	$20,892

Income from retained interest (Note 5)	3,133	2,223	8,486	7,530

Servicing fees and related income (Note 11)	2,993	992	7,944	4,265

Total revenues	10,161	13,569	28,102	32,687

Operating expenses
Salaries and employee benefits	6,628	6,467	17,913	19,850

Other operating expenses	1,574	2,852	4,337	7,268

General and administrative expenses	1,217	1,464	3,593	4,181

Depreciation and amortization	563	593	1,567	1,735

Provision for portfolio losses (Note 4)	(1,144)	—	19,500	—

Restructuring charges (Note 8)	—	—	1,335	—

Total operating expenses	8,838	11,376	48,245	33,034

Profit (loss) before other income and expense and income taxes	1,323	2,193	(20,143)	(347)

Other income and expense

Interest expense	(2,164)	(3,153)	(6,040)	(7,703)

Other income (expense)	46	187	(102)	269

Loss before income taxes	(795)	(773)	(26,285)	(7,781)

Income tax benefit (provision)	166	(272)	7,464	(887)

Net Loss	(629)	(1,045)	(18,821)	(8,668)

Other comprehensive loss:

Decrease in unrealized gain on “Available for sale” investments, net of tax (Note 9)	(392)	(408)	(978)	(1,329)

Comprehensive Loss	$(1,021)	$(1,453)	$(19,799)	$(9,997)

Basic and diluted loss per share	$(0.08)	$(0.15)	$(2.55)	$(1.21)

Shares used for computation
Basic and diluted (Note 10)	7,591	7,161	7,383	7,161

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2000	2001

	(Unaudited, in thousands)
Operating Activities Gross collections	$52,021	$57,697

Less: Amounts collected on behalf of third parties	(27,850)	(9,126)

Less: Amounts applied to principal on receivable portfolios	(11,387)	(10,503)

Less: Amounts applied to principal of Securitization 98-1	—	(2,272)

Servicing fees	7,944	4,265

Operating Expenses:

Salaries and employee benefits	(17,443)	(20,229)

Other operating expenses	(8,413)	(8,424)

General and administrative	(5,570)	(4,943)

Interest payments	(4,023)	(3,741)

Other income and expense	88	280

Increase in restricted cash	(451)	(594)

Net cash (used in) provided by operating activities	(15,084)	2,410

Investing Activities
Proceeds from sales of receivable portfolios	17	940

Purchases of receivable portfolios	(3,538)	(29,526)

Collections applied to principal of receivable portfolios	11,387	10,503

Collections applied to principal of Securitization 98-1	—	2,272

Cash acquired in acquisition of assets from West Capital Financial Svcs. Corp.	9	—

Purchases of property and equipment	(980)	(313)

Proceeds from the sale of property and equipment	1,007	52

Net cash provided by (used in) investing activities	7,902	(16,072)

Financing Activities
Proceeds from notes payable and other borrowings	67,117	28,290

Repayment of notes payable and other borrowings	(55,282)	(14,060)

Capitalized loan costs relating to finance arrangement	(1,743)	(94)

Repayment of capital lease obligations	(548)	(751)

Net cash provided by financing activities	9,544	13,385

Net increase in cash	2,362	(277)

Cash at beginning of period	352	888

Cash at end of period	$2,714	$611

Supplemental schedule of non-cash investing and financing activities
Assets acquired under capital leases	$1,130	$—

Discount applied to Senior Notes for issuance of warrants, net	$1,449	$—

MCM CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Reconciliation of Net Loss to Net Cash (Used in) Provided by Operating Activities

	Nine Months Ended
	September 30,

	2000	2001

	(Unaudited, in thousands)
Net loss	$(18,821)	$(8,668)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	1,567	1,735

Amortization of loan costs and debt discount	996	1,182

(Gain) Loss on sales of property and equipment	477	(3)

Deferred income tax expense (benefit)	(7,464)	886

Amortization of servicing liability	(1,430)	—

Increase (decrease) in income on retained interest	(8,486)	6,069

Increase in income on receivable portfolios	4,342	479

Write-off of basis of settled portfolios	427	—

Provision for portfolio losses	19,500	—

Changes in operating assets and liabilities:

Increase in service fee receivable	(37)	—

Increase in restricted cash	(451)	(595)

Increase in other assets	(162)	(1,200)

Note payable issued in lieu of interest payment	613	1,308

Settlement of amount payable under receivable portfolio purchase contract	(2,322)	—

Increase (decrease) in accounts payable and accrued liabilities	(3,833)	1,217

Net cash (used in) provided by operating activities	$(15,084)	$2,410

See accompanying notes to condensed consolidated financial statements

MCM CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

MCM Capital Group, Inc. (“MCM”) is a financial services company specializing in the collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. As a holding company incorporated in Delaware, it operates through its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Receivables 98-1 Corporation, Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation and MRC Receivables Corporation (collectively referred to herein as the “Company”).

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2001, its results of operations for the three-month and nine-month periods ended September 30, 2000 and 2001, and its cash flows for the nine-month periods ended September 30, 2000 and 2001. The results of operations of the Company for the three- and nine-month periods ended September 30, 2001 may not be indicative of future results. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Note 2 – Liquidity

The Company has incurred substantial financial losses during the nine-month period ended September 30, 2001 and the year ended December 31, 2000, and correspondingly has experienced a substantial decrease in its overall stockholders’ equity. While the Company’s cash flow from operations has improved from a deficit of $15.1 million in the first nine months of 2000 to a positive $2.4 million in the first nine months of 2001 and the Company is able to fund its daily operations and, to a limited extent, its share of investment in additional portfolio purchases, it is dependent on its revolving line of credit and the infusion of additional capital to fund the Company’s share of significant additional portfolio purchases. Its line of credit expires April 2002, and its renewal is predicated on the continued willingness of certain shareholders of the Company to provide a necessary financial guarantee (Note 7). The Company is in violation of its net worth and minimum cash collection covenants under its Warehouse facility and Securitization 99-1 Financing agreements (Note 5) although it has been reappointed as servicer through

December 31, 2001, consistent with past practice. The Company is also in violation of its net worth covenant under its third party servicing agreement (Note 11). The Company depends on these servicing agreements to fund its operations. In addition, the Company is in violation of its net worth covenant under its new secured financing facility (Note 7) for which it has received a waiver stipulating a minimum net worth of $0.1 million through December 31, 2001. The Company is dependent upon this facility to fund additional purchases of portfolios. If the Company is unable to continue to maintain its existing credit facilities through forbearance of covenant violations; to obtain additional financing and capital as needed; to continue as servicer under its Warehouse facility and Securitization 99-1 Financing; and to continue as servicer under its third party servicing agreement, the Company may be required to (i) sell certain of its receivable portfolios for cash, (ii) raise additional capital, (iii) reduce the number of employees and overall scope of operations, (iv) reduce any future capital expenditures, (v) cease purchasing additional receivables or, under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger or recapitalization of the Company or Midland Credit or seek protection under reorganization, insolvency or similar laws.

Note 3 – New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and the measure of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in derivative or hedging activities and, accordingly, there was no impact to its consolidated financial statements upon implementation of SFAS No. 133.

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

In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation.” The adoption of FIN 44 did not have a material impact on the consolidated results of operations or financial position of the Company.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect that SFAS No. 141 will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets”, which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect that SFAS No. 142 will have a material impact on the Company’s consolidated financial position or results of operations.

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

During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with expectations and historical results for the specific type of receivables within those portfolios. This non-performance was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations contained in the related purchasing contracts. At the time impairment was identified, we were unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, the Company ceased accrual of income on these portfolios effective January 1, 2000.

During the second quarter of 2000, using newly acquired proprietary statistical models, Company management estimated the amount and timing of anticipated collections, and therefore the recoverable value of these portfolios. As part of that process, we were able to isolate many of the portions of those portfolios containing what we considered ineligible assets. Based on our calculations and statistical analysis, we recorded impairment charges of $20.9 million against the carrying value of certain portfolios for the year 2000 ($19.5 million during the nine-month period ended September 30, 2000). Effective July 1, 2001, all portfolios previously impaired, and still having carrying values, returned to accrual status since collection history provided us the ability to reasonably estimate the amount and timing of anticipated collections. During the three months ended September 30, 2001, $0.9 million of income was recognized as income pertaining to the portfolios previously impaired that would not have been recognized had such portfolios remained on the cost recovery method. The impact of the change in estimate was to reduce basic and diluted loss per share by approximately $0.12 for both the three and nine months ended September 30, 2001. For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the three and nine months ended September 30, 2001, approximately $1.4 million and $4.5 million, respectively was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered.

We monitor impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. Each quarter, management evaluates the carrying value of receivable portfolios for impairment based on current market conditions and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the related estimates of total probable future collections. The Company did not record an impairment charge during the nine months ended September 30, 2001.

The following table summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

	Year Ended	Nine Months Ended
	December 31, 2000	September 30, 2001

Balance at beginning of period	$57,473	$25,969

Purchase of receivable portfolios	4,433	29,526

Receivable portfolios acquired (see Note 8)	2,000	—

Sale of receivable portfolios	(706)	(940)

Write-off of basis of settled portfolios	(427)	—

Provision for portfolio losses	(20,886)	—

Collections applied to principal of receivable portfolios	(27,613)	(27,189)

Revenue accreted on receivable portfolios	11,695	16,208

Balance at end of period	$25,969	$43,574

Note 5 – Securitization of Receivable Portfolios

1998 Securitization/Sale

On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, issued non-recourse notes in the principal amount of $33.0 million, which were repaid in full on September 11, 2000. The 1998 Securitization was accounted for as a sale under the provisions of SFAS No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Accordingly, we recorded a retained interest and a servicing liability and recognized a gain of approximately $9.3 million in 1998.

The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. Pursuant to EITF 99-20, the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts and decreased by actual cash collections. The retained interest is estimated to yield a monthly return of approximately 3.7% based on estimated net cash flows derived from historical and projected collection results. The income accrued on the retained interest was $8.5 million and $7.5 million for the nine months ended September 30, 2000 and 2001, respectively. After the notes were repaid in full as of September 2000, all collections of the underlying securitized receivables have been applied against the principal and interest of the retained interest.

The unrealized gain reflected as a component of stockholders’ equity is recognized in income utilizing the effective interest method.

The following table summarizes the changes in the balance of the retained interest for the nine months ended September 30, 2001 (in thousands):

			Estimated
	Amortized	Unrealized	Fair Market
	Cost	Gain	Value

Balance at December 31, 2000	$26,748	$4,868	$31,616

Interest accrued	7,530	—	7,530

Payments received	(15,873)	—	(15,873)

Decrease in unrealized gain	—	(2,215)	(2,215)

Balance at September 30, 2001	$18,405	$2,653	$21,058

1999 Warehouse and 1999 Securitization Financing

On March 31, 1999, Midland Credit, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or “Warehouse facility”, structured as a term loan with a final payment date of December 15, 2004. As of September 30, 2001, the balance outstanding under this facility amounts to $8.8 million. The facility earns interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) per annum or 5.0% at September 30, 2001. On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Midland Credit, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $13.9 million at September 30, 2001. The Warehouse facility and Securitization 99-1 are collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $15.1 million and a cash reserve account of $1.4 million at September 30, 2001, and are insured through a financial guaranty insurance policy. The Warehouse facility and Securitization 99-1 have been accounted for as financing transactions.

The Warehouse facility and Securitization 99-1 agreements, as amended, provide, among other things, that Midland Credit (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the Warehouse facility and Securitization 99-1, (iii) must maintain on a consolidated basis a minimum net worth of $7.3 million, and (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000. The Company was in default of the minimum collections and the net worth covenants at September 30, 2001, for which it has not received a waiver. To date the Company has not received a notice of default from the trustee of the Warehouse facility and the Securitization 99-1 financing. The Company has been reappointed as servicer through December 31, 2001. Income related to the Warehouse facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Note 6 – Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	December 31,	September 30,
	2000	2001

Furniture, fixtures and equipment	$1,105	$1,172

Computer equipment and software	7,700	7,835

Telephone equipment	1,677	1,649

Leasehold improvements	205	261

	10,687	10,917

Accumulated depreciation and amortization	(3,263)	(4,964)

	$7,424	$5,953

Note 7 – Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	December 31,	September 30,
	2000	2001

Notes payable, Securitization 99-1, 10%, indefinite due date (see Note 5)	$19,619	$13,876

Revolving line of credit at the Prime Rate, 6.0% at September 30, 2001, due April 15, 2002	12,947	14,536

Warehouse facility, 1.17% over LIBOR, 5.0% at September 30, 2001, due December 15, 2004 (Note 5)	11,201	8,777

Senior notes, 12%, due January 15, 2007	10,000	10,000

Secured financing facility, floating rate, 9.0% at September 30, 2001, due various dates through March 28, 2003	401	21,209

Senior notes, 12%, due July 1, 2005	613	1,922

Various installment obligations, 7.7%	5	—

	54,786	70,320

Less: Unamortized debt discount	(1,516)	(1,383)

	$53,270	$68,937

Revolving Line of Credit

Effective December 30, 2000, we entered into the Fifth Amended and Restated Promissory Note to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2002, with the right to extend to April 15, 2003 upon payment of an extension fee of $150,000 and compliance with certain other conditions. Under this revolving credit facility, there was a balance outstanding as of September 30, 2001 of $14.5 million and there were $2.1 million and $0.5 million of borrowing availability as of December 31, 2000 and September 30, 2001, respectively. Certain stockholders of MCM including Triarc Companies, Inc. (“Triarc”) have guaranteed this unsecured revolving line of credit. Triarc has $15.6 million of highly liquid United States government debt securities in a custodial account at the financial institution providing the revolving credit facility. Such securities under the guarantees of the revolving credit borrowings are subject to set off under certain circumstances if the parties to the guarantees of the revolving credit borrowings and related agreements fail to perform their obligations thereunder.

Senior Notes

On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. The net proceeds of the Senior Notes were used in 2000 for general operating expenses. Although the Senior Notes are unsecured obligations of MCM, they are guaranteed by Midland Credit and Triarc. Triarc owns approximately 8.4% of the outstanding common stock of MCM. In connection with the issuance of the Senior Notes, MCM issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company’s common stock at an exercise price of $0.01 per share. An independent valuation firm assigned a value to the warrants of approximately $3.05 per share. This valuation of $3.05 per share resulted in the warrants included as a component of stockholders’ equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This $1.6 million debt discount is being amortized as interest expense over the term of the related notes using the effective interest method and has a remaining balance of $1.4 million at September 30, 2001. The agreements pursuant to which the warrants were issued contain anti-dilution provisions which, as of September 30, 2001, have resulted in warrants to purchase an additional 5,241 shares of common stock being issued to the lender and warrants to purchase 1,275 shares of common stock being issued to Triarc.

The Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding, the interest may be paid in kind at the Company’s option through issuance of additional 12% Senior Notes due July 1, 2005. For each of the interest payments that were due in July 2000, January 2001 and July 2001, the Company issued 12% Senior Notes in the amount of $0.6 million, $0.6 million and $0.7 million, respectively. The board of directors of MCM approved the issuances of the Senior Notes and related transactions, and the members of the board of directors of MCM unaffiliated with Triarc approved the payment of the fee and the issuance of the warrants to Triarc. The Senior Notes retain certain negative financial covenants, with which the Company was in compliance at September 30, 2001.

Secured Financing Facility

On December 20, 2000, MRC Receivables Corporation, a wholly owned, bankruptcy remote, special purpose entity, entered into a $75.0 million secured financing facility. Separate notes are issued under the facility and are collateralized by the charged-off receivables purchased with the available proceeds from this financing arrangement. The carrying value of such receivables as of September 30, 2001 is $26.4 million. The facility provides for a 90% advance rate with respect to each purchase, as defined. As of September 30, 2001, borrowings under the secured financing facility were $21.2 million. Interest accrues at the Prime Rate, as published in the Wall

Street Journal, plus 3% and is payable weekly. Each note under this facility is due twenty-seven months from origination. The facility contains various financial covenants. The Company was in default on the minimum net worth covenant at September 30, 2001 for which it has received a waiver stipulating a minimum net worth of $0.1 million through December 31, 2001. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

The facility provides for an equal sharing of the residual collections by the lender and the Company after both the lender’s and the Company’s principal and interest have been repaid, as defined. Based upon projected collections, the Company has accrued a $1.2 million liability for the lender’s share of such collections as of September 30, 2001. Such accrual is matched to the internal rate of return on each portfolio.

Stand-by Line of Credit

Effective October 31, 2000, we executed an agreement with certain of our affiliates for a $2.0 million stand-by line of credit secured by substantially all of the Company’s assets and those of its subsidiaries. The facility may be used for working capital purposes. The line of credit accrues interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal plus interest. As of September 30, 2001, the funding period has been extended through December 31, 2001. Upon execution of the agreement, the lenders received warrants to acquire up to 50,000 shares of the Company’s common stock at $0.01 per share. Additional warrants are issuable at such time that we draw against or extend the funding period under the line of credit. As of September 30, 2001, we have issued warrants to purchase a total of 250,000 shares of the Company’s common stock at $0.01 per share. The fair value of the warrants, $0.1 million, has been accounted for by recording deferred loan costs and an offset to additional paid-in capital. The loan costs are amortized over the term of the line of credit. At September 30, 2001, the Company had not drawn any funds against this line of credit. See Note 5 for information relating to our securitization transactions and Warehouse facility.

Note 8 — Acquisition of Certain Assets of West Capital Financial Services Corp. and Restructuring Charges

On May 22, 2000, Midland Acquisition Corporation (“MAC”), a Delaware corporation and a wholly-owned subsidiary of the Company, completed the acquisition of certain operating assets and the assumption of certain operating liabilities of WCFSC, Inc., formerly known as West Capital Financial Services Corp. (“West Capital”), a California corporation, pursuant to an asset purchase agreement (the “Purchase Agreement”).

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

Note 9 – Comprehensive Loss

The decrease in unrealized gain included in the Company’s comprehensive loss is a result of the 1998 Securitization discussed in Note 5. At the time of this securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS 125. This original cost basis was adjusted to fair value, which is based on the discounted anticipated future cash flows on a “cash out” basis, with such adjustment, net of related deferred income taxes, recorded as a component of accumulated other comprehensive income (see Note 5).

Note 10 – Loss Per Share

The weighted average number of common shares outstanding used in the calculation of basic and diluted loss per share were 7,591,955 and 7,383,043 for the three- and nine-month periods ended September 30, 2000 and 7,161,131 for both the three months and nine months ended September 30, 2001. The shares used in the calculations of basic and diluted loss per share are the same in both periods since all potentially dilutive securities (stock options and warrants) would have had an antidilutive effect.

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

Sales of Purchased Receivables

The Company sells certain purchased receivables, which it deems are otherwise uncollectable as a result of the debtors’ bankrupt status. The sales agreement provides the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of September 30, 2001 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement

The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. The agreement is cancelable upon written notice. The agreement has certain financial and performance covenants. The Company was in default on certain of such covenants at and for the nine-month period ended September 30, 2001. The Company has not obtained a waiver for such default. To date the Company has not received a notice of default from the unrelated third party. The Company receives a service fee, as defined, for its collections that totaled $2.9 million and $4.3 million for the nine-month periods ended September 30, 2000 and 2001, respectively. The service fee recognized during the nine-month period ended September 30, 2001, includes a non-recurring fee totaling $0.8 million which relates to the Company’s assistance with the sale of a component of the pool it services.

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

Results of Operations

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Revenues

Total revenues for the nine months ended September 30, 2001 were $32.7 million compared to total revenues of $28.1 million for the nine months ended September 30, 2000, an increase of $4.6 million or 16%. The increase is primarily from income from receivable portfolios, which increased $9.2 million or 79%, to $20.9 million from $11.7 million for the nine months ended September 30, 2001 and 2000, respectively. This was offset by a decrease in servicing fees and related income of $3.6 million, from $7.9 million for the nine months ended September 30, 2000 to $4.3 million for the nine months ended September 30, 2001.

The increase of $9.2 million in income from receivable portfolios reflects both higher growth in newly purchased portfolios, the acquisition of certain assets of West Capital Financial Services Corp. (“West Capital”) as of May 22, 2000 and its related portfolios and an overall increase in total collections. For the nine months ended September 30, 2001, we acquired new portfolios with a face value in excess of $1.2 billion at a cost of $29.5 million. These portfolios provided an additional $7.1 million of revenue in the first nine months of 2001. In the first nine months of 2000, we purchased portfolios with a face value of $59.5 million at a total cost of $3.5 million. The portfolios provided $0.6 million of revenue in the first nine months of 2001, which is consistent with $0.4 million in the first nine months of 2000. The portfolios acquired in the West Capital transaction with a face value of $2.4 billion and a cost of $2.0 million generated $3.4 million in revenue the first nine months of 2001 compared with $2.8 million in the first nine months of 2000, an increase of $0.6 million. In line with our projections, revenues on all other portfolios increased by $0.4 million in the first nine months of 2001 as compared to the first nine months of 2000. Furthermore, certain portfolios that were previously recorded on a cost recovery basis were returned to the accretion method and accounted for $0.9 million of the increase in revenue for the nine months ended September 30, 2001 (see Note 4 to Condensed Consolidated Financial Statements).

The $3.6 million decrease, or 46%, in servicing fees and related income reflects the payoff of the 1998 Securitization notes in September 2000 that resulted in discontinuation of the related servicing fees at that date. During the first nine months of 2000, servicing fees related to the 1998 Securitization were $3.7 million and the amortization of the remaining servicing liability was $1.4 million compared to no service fees and no amortization of servicing liability for the first nine months of 2001. All subsequent collections for the 1998 Securitization have been applied to the retained interest.

The decrease in servicing fees related to the 1998 Securitization was partially offset by a $1.5 million increase in servicing fees received by the Company as successor servicer to a pool of charged-off consumer accounts acquired in the May 2000 acquisition of certain assets of West Capital. We recorded $4.3 million in servicing fees during the nine months ended September 30, 2001 for the collections on these receivables during that period. Included in this amount is a $0.8 million non-recurring fee earned for the Company’s assistance with the sale of a component of these receivables. For the same period in 2000, we recognized $2.9 million in fees associated with collections through September 30, 2000.

Total operating expenses

Total operating expenses were $33.0 million for the nine months ended September 30, 2001 compared to $48.2 million for the nine months ended September 30, 2000, a decrease of $15.2 million or 32%. We recorded a provision for portfolio losses of $19.5 million during the nine months ended September 30, 2000 as a result of impairment of certain receivable portfolios. During the same period, we also recognized restructuring charges of $1.3 million. No such provision or restructuring charges were recorded for the nine months ended September 30, 2001. Salaries and employee benefits increased by $1.9 million or 11% to $19.8 million for the nine months ended September 30, 2001 from $17.9 million for the nine months ended September 30, 2000. Collector bonuses accounted for most of the increase reflecting the increase in our collections combined with a change in the compensation package for our collectors. In the nine months ended September 30, 2001, collector compensation was based on a three-month rolling average for incentive payments and, where appropriate, the base salary was increased. Previously, collectors were rewarded on a single month basis based on an individual’s collections in the previous month. The number of production personnel was 88 fewer as of September 30, 2001 as compared to the count at May 22, 2000, the date of the West Capital transaction which, the Company believes, reflects efficiencies achieved through better collection technologies and a higher quality work force.

Other direct operating expenses also increased in the amount of approximately $3.0 million, or 70%, to $7.3 million from $4.3 million for the nine months ended September 30, 2001 and 2000, respectively. An increase in legal collection expense of $2.4 million for the nine months ended September 30, 2001 over the same period in 2000 was the primary source of the increase. This increase in legal collection expense reflects costs associated with the initiation of a new channel for collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. Amounts collected through this channel approximated $5.9 million for the nine months ended September 30, 2001. Postage expenses related to direct mail campaigns also generated an increase of approximately $0.3 million. These increases were offset by a decrease of $0.5 million in telephone expenses reflecting successful negotiation of a rate reduction.

The increase in general and administrative expenses of $0.6 million, or 17%, to $4.2 million from $3.6 million during the nine months ended September 30, 2001 and 2000, respectively, was primarily due to the rent expense for the addition of the San Diego facility late in the second quarter of 2000 and an increase in insurance costs. The increase in depreciation and amortization charges of $0.1 million, or 6%, to $1.7 million from $1.6 million for the nine months ended September 30, 2001 and 2000, respectively, reflected the installation of our Davox call management system in February 2000 combined with the addition of assets obtained by acquisition in May 2000.

Other income and expense

For the nine months ended September 30, 2001 total interest expense including fees and amortization of other loan costs was $7.7 million on average borrowings for the period of $62.7 million, resulting in an effective all-in interest rate of 16.3% for the period. The interest only portion of this total amounted to $4.5 million, for an effective interest cost of 9.6%. For the nine months ended September 30, 2000, total interest expense was $6.0 million on average borrowings of $61.4 million, reflecting an effective all-in interest rate of 13.0%. The interest only portion of this total amounted to $4.7 million, for an effective interest cost of 10.2%. The increase in total interest expense is due to increased note insurer premiums provided by the amendments to the Warehouse facility and Securitization 99-1 agreements discussed in Note 5, combined with the accrual for the sharing with the lender of residual collections under the secured financing facility discussed in Note 7, $1.2 million for the nine months ended September 30, 2001, and partially offset by lower overall interest rates. For the nine months ended September 30, 2001, we recognized other income of $0.3 million which represents interest income and refunds for business taxes overpaid during 1999 and 2000. This compares to $0.1 million in other expenses for the nine months ended September 30, 2000 which was principally made up of losses on disposal of assets at the Hutchinson facility, and partially offset by interest income.

Income taxes

For the nine months ended September 30, 2001, we recorded an income tax provision of $0.9 million, reflecting an effective rate of 11%, which represents the deferred tax impact of the decrease in the unrealized gain. See Note 5 to the financial statements. For the nine months ended September 30, 2000, we recorded a benefit of $7.5 million, reflecting an effective rate of 28%.

Net loss

The net loss for the nine months ended September 30, 2001 was $8.7 million compared to a net loss of $18.8 million for the nine months ended September 30, 2000.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Revenues

Total revenues for the three months ended September 30, 2001 were $13.6 million compared to total revenues of $10.2 million for the three months ended September 30, 2000, an increase of $3.4 million or 33%. The increase is primarily from income from receivable portfolios, which increased $6.3 million, or 157%. This was primarily offset by a decrease in servicing fees and related income of $2.0 million, or 67%, from $3.0 million for the three months ended September 30, 2000 to $1.0 million for the three months ended September 30, 2001. There was an additional offset of $0.9 million related to a decrease in income from the retained interest, from $3.1 million in the three months ended September 30, 2000 to $2.2 million for the three months ended September 30, 2001.

The increase of $6.3 million in income from receivable portfolios reflects an increase in the amount of purchased portfolios, the acquisition of certain assets of West Capital, including its related portfolios, and an overall increase in total collections. For the three months ended September 30, 2001, we acquired additional portfolios with a face value in excess of $540 million at a cost of $10.6 million. These portfolios generated an additional $0.6 million of revenue in the three months ended September 30, 2001. Also, the portfolios purchased in the first half of 2001 provided an additional $4.2 million of revenue for the third quarter of 2001. In the three months ended September 30, 2000, we purchased no portfolios other than the portfolios acquired in the West Capital transaction with a face value of $2.4 billion and a cost of $2.0 million. These portfolios generated $1.2 million in revenue for the three months ended September 30, 2001 compared with $1.7 million in the three months ended September 30, 2000, a decrease of $0.5 million. Revenues on all other portfolios improved by $1.1 million in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Furthermore, certain portfolios that were previously recorded on a cost recovery basis were returned to the accretion method and accounted for $0.9 million of the increase in revenue for the three months ended September 30, 2001 (see Footnote 4 to Condensed Consolidated Financial Statements).

Servicing fees and related income decreased by $2.0 million, or 67% from $3.0 million to $1.0 million for the three months ended September 30, 2000 and September 30, 2001, respectively. This reflects the payoff of the 1998 Securitization notes in September 2000, which resulted in discontinuation of the related servicing fees at that date. During the three months ended September 30, 2000, servicing fees related to the 1998 Securitization were $0.8 million and the amortization of the remaining servicing liability was $0.3 million compared to no service fees or no amortization of servicing liability for the three months ended September 30, 2001. All subsequent collections for the 1998 Securitization have been applied to the retained interest.

Servicing fees received by the Company as successor servicer to a pool of charged-off consumer accounts acquired in the May 2000 West Capital transaction also decreased by $0.8 million or 44%. We recorded $1.0 million in servicing fees during the three months ended September 30, 2001 for the collections on these receivables during that period. For the same period in 2000, we recognized $1.8 million in fees associated with collections through September 30, 2000.

And finally, there was a decrease of $0.9 million or 29% from the $3.1 million earned from the retained interest for the three months ended September 30, 2000 to the $2.2 million earned for the three months ended September 30, 2001. Such decline reflects income accreted at a higher rate on a lower balance. For the third quarter of 2000, the average balance of the residual was $35.6 million as compared to the average balance for the third quarter of 2001 of $22.0 million. The average rate earned increased from 35% per annum in the third quarter of 2000 to 40% per annum in the third quarter of 2001.

Total operating expenses

Total operating expenses were $11.4 million for the three months ended September 30, 2001 compared to $8.8 million for the three months ended September 30, 2000, an increase of $2.6 million or 30%. During the third quarter of 2000, the Company entered into a settlement agreement with an issuer from whom it purchased certain ineligible receivables in which the issuer forgave the payment of the original purchase price of $2.3 million. In connection with this transaction, the Company reversed $1.1 million of impairment charges related to these receivables taken in the second quarter. Absent this adjustment, total operating expenses for the three months ended September 30, 2000 were $9.9 million, reflecting an increase for the three months ended September 30, 2001 of $1.5 million or 15%. The increase was principally due to legal collection costs, included in other operating expenses, associated with the initiation and maintenance of a new channel for collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. Amounts collected through this channel approximated $2.3 million for the three months ended September 30, 2001. General and administrative expenses increased $0.3 million, or 25%, from $1.2 million to $1.5 million for the three months ended September 30, 2001 and 2000, respectively. This increase is due to increases in insurance premiums and ongoing corporate legal expenses.

Other income and expense

For the three months ended September 30, 2001 total interest expense including fees and amortization of other loan costs was $3.2 million on average borrowings for the quarter of $68.9 million reflecting an effective interest rate for the period of 18.6%. Interest only amounted to $1.6 million for the quarter resulting in an effective interest rate of 9.3%. For the three months ended September 30, 2000, total interest expense was $2.2 million on average borrowings of $61.2 million reflecting an effective interest rate of 14.4%. Interest only amounted to $1.6 million for the quarter resulting in an effective interest rate of 10.5%. The increase in total interest expense is due to higher note insurer premiums provided by the amendments to the Warehouse facility and Securitization 99-1 agreements discussed in Note 5 combined with the accrual for the sharing with the lender of residual collections under the secured financing facility discussed in Note 7 and partially offset by lower overall interest rates.

Income taxes

For the three months ended September 30, 2001, we recorded an income tax provision of $0.3 million, reflecting an effective tax rate of 35%, which represents the deferred tax impact of the decrease in the unrealized gain related to the securitization of receivable portfolios discussed in Note 5. For the three months ended September 30, 2000, we recorded a benefit of $0.2 million, reflecting an effective rate of 21%.

Net loss

The net loss for the three months ended September 30, 2001 was $1.0 million compared to a net loss of $0.6 million for the three months ended September 30, 2000.

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

On December 20, 2000, through a wholly owned, bankruptcy remote, special purpose entity, we entered into a $75.0 million secured financing facility to be used for the purchase of receivable pools. As of September 30, 2001, there was $21.2 million outstanding under the line. Moreover, we extended the maturity date of our $15 million revolving credit facility to April 15, 2002. We use our $15.0 million revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. We had $0.5 million available under this facility at September 30, 2001, as compared to $2.1 million available at December 31, 2000. In addition, at September 30, 2001, we had cash of $0.6 million compared to $0.9 million at December 31, 2000. For further information regarding our securitizations and related credit facilities, see Notes 5 and 7 of the Condensed Consolidated Financial Statements included herein and “Secured Financing Arrangements and Servicing Issues” below.

Cash Flows and Expenditures

We collected $57.7 million during the first nine months of 2001 from all portfolios, an increase of $5.7 million, or 11%, from the $52.0 million collected during the same period of 2000. Collections on owned portfolios increased by approximately $24.0 million or 100% from approximately $24.0 million in the first nine months of 2000 to approximately $48.0 million in the first nine months of 2001. Sources of the improvement were approximately $13.9 million from the residual asset retained in the 98-1 Securitization; approximately $10.2 million from the Secured Financing Facility portfolios; $0.6 million for portfolios serviced on behalf of a third party, and $1.4 million from wholly owned portfolios. Offsetting this were a $1.5 million reduction in collections on the 99-1 Securitization and a $0.6 million reduction in collections on the Warehouse Facility.

The $24.0 million increase in collections on owned portfolios is offset by approximately $18.0 million in lower collections related to serviced portfolios. In the first nine months of 2000 we collected approximately $28.0 million on serviced portfolios compared to approximately $10.0 million in the first nine months of 2001. The decrease of $18.0 million was comprised of an $18.5 million decrease in the 98-1 Securitization offset by an increase of $0.5 million in collections in our unrelated third party servicing.

Cash flow from operations improved $17.5 million from cash used of $15.1 million for the first nine months of

2000 to $2.4 million in cash provided by operations for the first nine months of 2001. The improvement is largely due to the increase in overall collections, but most noticeably because of the increase on our owned portfolios, including the 98-1 Securitization.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers as well as from brokers that represent various issuers. We purchased $29.5 million in new receivables during the nine-month period ended September 30, 2001, up $26.0 million or 743% from the $3.5 million purchased during the same period of 2000.

Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we provide ten percent of each portfolio’s purchase price as our equity contribution (see “Secured Financing Arrangement and Servicing Issues”  below). In subsequent periods, recoveries on the purchased portfolios produce cash flow. Our purchases in 2001 have proceeded at a somewhat slower pace than we had planned. Accordingly, while this has allowed us to preserve investable cash in the first nine months of 2001, it will adversely affect future cash flows. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We use proprietary statistical models to determine values of new portfolios, with minimum expected returns set by management. During the nine months ended September 30, 2001, we purchased thirty-eight portfolios from eight issuers that we believe will meet our targeted returns criteria. There is no assurance that we will be able to continue to find portfolios that meet our targeted returns criteria or that purchased portfolios will meet targeted criteria.

From time to time, we also sell receivables of bankrupt debtors in the normal course of our business. We received $0.9 million from these sales during the nine-month period ended September 30, 2001. During the first nine months of 2000 we were prohibited from selling these receivables under the prior terms of our financing arrangements.

Capital expenditures for fixed assets were $0.3 million for the nine months ended September 30, 2001 compared to $1.0 million for the nine months ended September 30, 2000. The 2000 capital expenditures reflect the installation of our Davox call management system. During the nine months ended September 30, 2001, purchases of capital expenditures were funded with internal cash flow. During the nine months ended September 30, 2000, capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

Net cash provided by financing activities was $13.4 million during the nine months ended September 30, 2001,

which included the repayment under existing facilities and capital leases of $14.8 million, offset by borrowings of $28.3 million used primarily to fund new portfolio purchases. For the nine months ended September 30, 2000, net cash provided by financing activities was $9.5 million. During the first quarter of 2000, we entered into Securitization 99-1 for $28.9 million and the 12% Senior Notes for $10.0 million. We used the proceeds primarily to repay $20.0 million under the Warehouse line of credit, to fund new portfolio purchases of $3.5 million, with the balance being applied towards operating activities and costs of restructuring.

Secured Financing Arrangement and Servicing Issues

On December 20, 2000, MRC Receivables Corporation, a wholly owned, bankruptcy remote, special purpose entity, entered into a $75 million secured financing facility. This facility is used to acquire pools of charged-off receivables. The credit agreement requires us to provide the lender with specific information concerning the pool and the proposed terms of the acquisition. Once the lender approves the purchase, ninety percent of the funds necessary to complete the purchase, together with any associated costs are loaned to us. Each loan is evidenced by a single promissory note (“Note”) and is collateralized by the receivables in the pool and cross-collateralized by any other pools of receivables securing other loans made by the lender. We provide ten percent of each pool’s purchase price plus associated costs as our equity contribution. After repayment of each Note and repayment to us of our equity contribution (including a return on our equity), we equally split with the lender the residual cash flows, after our servicing fee, of the portfolios financed, as defined. As of September 30, 2001, the Company had borrowed $27.2 million under this facility with $21.2 million outstanding. The credit agreement contains certain covenants, and the Company was in default on the net worth covenant at September 30, 2001, for which it has received a waiver stipulating a minimum net worth of $0.1 million through December 31, 2001. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

As indicated, to use this facility, we need to generate sufficient cash to fund our equity portion of the purchase price not financed through the facility. We generate cash flow from our interests in certain receivables pools, our residual interest in the 1998 Securitization and from servicing fees. We continue to be on month-to-month status as servicer of our Securitization 99-1 and Warehouse facility. We are not in compliance with the cumulative collection and net worth covenants of these agreements but have been reappointed as servicer for both Securitization 99-1 and the Warehouse facility through December 31, 2001. In addition, we are required to maintain a specified amount of net worth and positive cash flow to obtain funding under our new secured financing facility. As of September 30, 2001 we did not satisfy the net worth covenant; however, we received a waiver from the controlling party through December 31, 2001. Finally, we generate a component of our revenues from servicing a portfolio of charged-off consumer receivables for a third party. We are required, under the terms of the agreement, which expires in May 2002, to maintain a specified amount of net worth and cash collections to continue servicing the portfolio. We were in default of the net worth covenant at September 30, 2001.

If Midland Credit is able to continue as the servicer under our Warehouse and securitization facilities, and to utilize our various credit facilities to continue to purchase receivables and fund working capital requirements (which would require waiver of anticipated future net worth defaults), we believe that we will have sufficient liquidity to fund our operations and working capital needs for the foreseeable future. However, if we are removed as servicer or are unable to utilize our credit facilities, we may need to: (i) sell certain of our receivable portfolios for cash, (ii) raise additional capital, (iii) reduce the number of employees and overall scope of operations, (iv) reduce any future capital expenditures, (v) cease purchasing additional receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger or recapitalization of the Company or Midland Credit or seek protection under reorganization, insolvency or similar laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in short-term interest rates affect our earnings as a result of our borrowings under the Secured Financing Facility, Revolving Line of Credit facility and the Warehouse facility. We believe that our market risk information has not changed materially from December 31, 2000.

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

The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

•	our ability to maintain existing and secure additional financing;

•	our ability to maintain sufficient liquidity to operate our business including our ability to meet the liquidity covenants of our securitization and Warehouse transactions and to obtain new capital to enable us to continue receivable purchases;

•	our ability to continue to obtain covenant waivers of agreements as required and to continue servicing of the receivables in our securitization transactions, Warehouse facility, secured financing facility, and our serviced portfolios;

•	our ability to recover sufficient amounts on, or with respect to, receivables (including receivables purchased from sellers of non-conforming portfolios) to fund operations;

•	our ability to hire, train and retain qualified personnel to recover our receivables efficiently;

•	changes in, or failure to comply with, government regulations;

•	the costs, uncertainties and other effects of legal and administrative proceedings; and

•	risk factors and cautionary statements made in our Annual Report on Form 10-K for the period ended December 31, 2000.

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

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA (“MBNA”). We have alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. We are seeking in excess of $13 million. MBNA has filed a response to this lawsuit denying their liability and has informed us of their intent to file a counter claim alleging fraudulent misrepresentation, negligent misrepresentation and breach of contract. Any recoveries, net of attorney fees and other related costs, will be paid to the noteholders of the Warehouse facility and Securitization 99-1.

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

Not Applicable

Item 5 – Other Information

Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None

         (b)  Reports on Form 8-K.

On August 3, 2001, we filed a report of Form 8-K announcing the engagement of BDO Seidman, LLP as the Company’s principal accounting firm.

MCM CAPITAL GROUP, INC.
SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MCM CAPITAL GROUP, INC.

		By:	/s/ Barry R. Barkley

Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	November 13, 2001