Form 10-K
period 2001-12-31
MCM CAPITAL GROUP INC
filed 2002-03-27
CIK 1084961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to                               .

COMMISSION FILE NUMBER: 000-26489

MCM CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1090909

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5775 Roscoe Court San Diego,CA	92123
(Address of Principal Executive Offices)	(Zip code)

(877) 445-4581

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 2,274,819 shares at February 28, 2002 was $0.75 million at February 28, 2002, based on the last reported bid of the Common Stock of $0.33 per share on such date, as reported by the OTC Electronic Bulletin Board.

The number of shares of the registrant's Common Stock outstanding at March 27, 2002 was 7,161,132.

Part I

Item 1 - Business

An Overview of Our Business

Nature of Business
MCM Capital Group, Inc. (“MCM Capital” or the “Company”) is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc., Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation, and MRC Receivables Corporation (“MRC”) (collectively referred to herein as the “Company”). MCM Capital also has a wholly-owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated. We are a financial services company specializing in the purchase, collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts.

We have extensive experience in acquiring and servicing charged-off receivable portfolios. Prior to 1992, MCM served for over 30 years as a third-party collection agency. In 1992, we began to focus on acquiring and servicing receivable portfolios using our own capital. We have historically engaged in the acquisition and servicing of charged-off loan portfolios originated by credit card issuers and other financial institutions. In recent years, we primarily acquired charged-off VISA®, MasterCard®, and private label credit card portfolios issued by major banks and merchants. Major credit card issuers often sell a significant portion of their charged-off, delinquent, non-performing accounts in order to realize immediate cash proceeds. From January 1, 1997 through December 31, 2001, we purchased in excess of $3.9 billion in receivables, as measured by the balance charged-off by the originating institutions, paying approximately $138.4 million for these receivables. During this same period, we collected in excess of $205.1 million from all owned and managed receivables. These amounts are exclusive of the accounts and collections related to the West Capital transaction discussed below.

Recent Developments
On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5,000,000 investment in MCM Capital Group, Inc. Immediately prior to such investment, the Purchasers on a collective basis beneficially owned in excess of 50% of the Company’s common stock. In a related transaction, one of the Company’s principal lenders, ING (U.S.) Capital LLC (“ING”), forgave $5,323,000 of outstanding debt and reduced its warrant position by 200,000 warrants. The completion of these two transactions increased the Company’s net worth by $9,665,000. (See Note 14 to the consolidated financial statements).

The Purchasers received 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a conversion price of $.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5,000,000 in the aggregate) plus all accrued and unpaid dividends thereon and a participation payment equal to shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event.

The Series A Preferred Stock ranks senior to the common stock and any other junior securities with respect to the payment of dividends and liquidating distributions. The Company is prohibited from issuing any capital stock that ranks senior to the Series A Preferred Stock without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Upon the occurrence of a qualified public offering, a change in control, or a sale of the Company, the Company may, by decision of the then independent members of the Board of Directors, redeem the outstanding Series A Preferred Stock in whole but not in part at an aggregate redemption price equal to the $5,000,000 liquidation preference plus the participation payment.

The holders of the Series A Preferred Stock are entitled to vote on an as converted basis with the holders of the common stock as a single class and have the right to vote as a class on certain specified matters. In the event that the Company fails to pay dividends for either two consecutive semi-annual periods or any four semi-annual periods, the Purchasers are entitled to designate two directors to serve on the Company’s Board of Directors for as long as at least 10% of the shares of the Series A Preferred Stock remain outstanding. The holders of the Series A Preferred Stock also have been granted registration rights in respect of the common stock underlying the Series A Preferred Stock.

As a result of the investment by the Purchasers, which was a condition to an amendment by ING of the Company’s note purchase agreement, the Company believes that it is in compliance with the net worth covenants under its credit agreements. However, the Company is not in compliance with the cumulative collections covenants relating to its Warehouse Facility and Securitization 99-1 financing. See “Liquidity and Capital Resources” at Management’s Discussion and Analysis and Notes 1 and 4 to the consolidated financial statements.

The investment by the Purchasers was approved by the Company’s board of directors, following the recommendation of a special committee consisting of the Company’s independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

The Credit and Security Agreement dated as of October 31, 2000 between the Company and CTW Funding, LLC, as amended, terminated on December 31, 2001. No indebtedness was outstanding at the time of such termination.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, the Company’s subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA (“MBNA”). The Company has alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. The Company is seeking compensatory damages in excess of $13 million. Any recoveries, net of attorney fees and other related costs, will first be paid to the noteholders of the Warehouse Facility and the 99-1 Securitization financing and then any remaining amounts to the Company. See “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the consolidated financial statements.

Acquisition of Receivables

Sources of Receivable Portfolios
We identify receivable portfolios from a number of sources, including relationships with credit card issuers, direct solicitation of credit card issuers, resellers, and loan brokers. We purchase portfolios individually. Previously, we purchased portfolios pursuant to forward flow agreements. Under the forward flow agreements, we agreed to purchase charged-off receivables from the seller on a periodic basis at a set price over a specified time period.

In February 2000, we terminated our only remaining forward flow agreement as a result of purchasing restrictions imposed upon us in connection with the Warehouse Facility and the 99-1 Securitization financing. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We were unable to meet the requirements necessary to lift the purchase restrictions imposed by the Warehouse Facility and 99-1 Securitization financing and as a result we were unable to purchase receivables for most of 2000.

On December 20, 2000, MRC, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75 million secured financing facility (the “Secured Financing Facility”). The Company currently utilizes this facility to fund substantially all of its acquisitions. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3% per annum and is payable weekly. Once the outstanding balance under this facility exceeds $25 million, the floating rate margin reduces by 1% on the amounts in excess of $25 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender equally share remaining cash flows from the receivable portfolios. The first funding under this financing facility occurred in December 2000 in connection with the purchase of receivable portfolios in the amount of approximately $0.4 million. During the year ended December 31, 2001, the Company purchased portfolios with a face value of $1.553 billion at a price of approximately $39 million and recorded approximately $2.4 million in contingent interest relating to the 50% cash flow sharing agreement. Also, see Note 9 to the consolidated financial statements for information regarding warrants issued in conjunction with this facility. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Pricing
Charged-off receivable portfolios are purchased at substantial discounts to the face amount of the receivable portfolio. We determine the purchase price of a portfolio by evaluating many different variables, including stratification and analysis of critical portfolio attributes, such as the number of agencies previously attempting to collect the receivables in the portfolio, the average balance of the receivables, number of days since charge off, payments since charge off, the locations of the debtors and other proprietary attributes.

Once a receivable portfolio has been identified for potential purchase, we prepare quantitative analyses based on extracting customer level data from external sources, other than the issuer, to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired and serviced by us. In addition, members of our management perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing their recovery efforts on the particular portfolio. After these evaluations are completed, our Investment Committee, comprised of various members of our senior management, discusses the findings, decides whether to purchase and finalizes the price at which we are willing to purchase the portfolio.

Recovery of Receivables
We focus on maximizing the recovery of the receivables we acquire. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the owner our collection time horizon is based on our ownership and we have significantly more flexibility in establishing payment programs.

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

Once receivables are ready to be worked, members of the Information Technology Department work directly with the head of Operations to discuss the specifics of the recent acquisition. Management believes that these discussions are especially useful because they allow the Information Technology Department to tailor our proprietary account management system to reflect any special characteristics of the portfolio and our collection strategy.

Collections Department
The collections department is divided into groups each consisting of a collection manager and group managers supervising approximately 12 account managers. Collection managers and group managers are in constant communication with management regarding account manager performance.

Receivables with valid telephone numbers are distributed to the collection department. During initial calls, account managers assess the ability and willingness of the customer to pay. Account managers are trained to use a friendly, but firm approach. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, account managers advise the customer of alternatives to secure financing to pay off their consumer debt, such as home equity lines of credit. In cases where a payment plan is developed, account managers encourage customers to pay through auto-payment arrangements, which consist of debiting a customer’s checking account on a monthly basis. Account managers are also authorized to negotiate lump sum settlements within pre-established ranges. Once a settlement or payment agreement is reached, the account manager monitors the account until it is paid off. To facilitate payments, in addition to auto-payments, we accept a variety of payment methods including checks, the Western Union Quick Collect ® system, and wire transfers.

If, after the initial recovery effort, an account manager determines that the customer is willing but financially unable to pay the debt at that time, we may temporarily suspend our recovery efforts. At a later date, a new account manager will again assess the ability and willingness of the customer to pay. If, during the recovery process, we determine that a customer is able to pay, but unwilling to do so, we refer the account to our Recovery Department for handling (see “Recovery Department”).

Recovery Department
If during an attempt to collect, we determine the customer is able but unwilling to pay, the account is assigned to the Recovery Department which may pursue a number of courses of action, including appropriate correspondence, follow up phone calls by the department’s specially trained account managers and, if satisfactory arrangements are not made with the customer, the account may be sent to our attorney network, after a pre-determined time frame.

We contract with an association of attorneys (the “Network”) that acts as a clearinghouse to place accounts for collection with attorneys in most of the 50 states. We generally refer charged-off accounts to the Network where we believe the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with our agreement with the Network, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve for those costs that we believe will be ultimately uncollectible. We pay a fee to the respective attorneys based on an established fee schedule, as further defined in our agreement with the Network.

Balance Transfer Strategy
We have added a new settlement option through an arrangement with a major credit card company. Selected debtors are given the option of transferring the balance of their account to a new card issued by the credit card company. We receive predetermined settlement amounts from the credit card company for each account successfully balance-transferred. We retain the ownership of and the ability to collect on the charged-off accounts that the card issuer has solicited until a successful balance-transfer has occurred.

Sale of Accounts Strategy
Periodically we evaluate our portfolios to identify accounts with profiles that are inconsistent with our collection strategies. Such accounts are offered for sale to a network of collection agencies and law firms. A sale is awarded to the highest bidder.

Periodically bankrupt and deceased accounts are reported to us. We identify and package such accounts for sale to a specialized group of collection agencies and law firms. A sale is awarded to the highest bidder.

Hiring and Training
In the recent past, MCM has pursued an aggressive hiring program. New account managers at our Phoenix and San Diego facilities undergo a four-week training program which involves classroom training and on the job training. As of December 31, 2001, we had 596 full-time employees. Of these employees, there were 10 department heads, 63 department managers, 433 account managers, and 90 support clerks and administrative personnel. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

Technology Platform
To facilitate recovery efforts and operations, we have developed an extensive technology platform operated on an in-house IBM AS400, including:

  proprietary account management software;

  wide area network between our Phoenix and San Diego operations to facilitate real-time data sharing, back up and disaster recovery; and

  state of the art predictive dialing system that supports recovery efforts in the Phoenix and San Diego facilities.

Our database includes relevant account information about customers that our account managers need to facilitate their recovery efforts. Account managers can update the database in real time while discussing the account with the customer. Updates are backed-up daily and kept offsite in a fireproof vault.

Legal Department
The legal department manages corporate legal matters, assists the training program, and monitors collection activity for compliance. As of March 27, 2002, this department consisted of three full-time attorneys.

The legal department helps to develop guidelines and procedures for recovery personnel to follow when communicating with a customer or third party during our recovery efforts. The department assists our training department in providing employees with extensive training on the Fair Debt Collection Practices Act (“FDCPA”) and other relevant laws. In addition, the legal department researches and provides recovery personnel with summaries of state statutes so that they are aware of applicable time frames and laws when skip tracing or attempting to recover an account. It meets with the recovery and quality control departments to provide legal updates and to address any practical issues uncovered in its review of files referred to the department.

Competition
The consumer credit recovery industry is highly competitive. We compete with a wide range of third-party collection companies and other financial services companies, which may have substantially greater personnel and financial resources than we do. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition to competition within the industry focused on the purchase and servicing of charged-off debt, traditional recovery agencies and in-house recovery departments remain the primary recovery solutions employed by issuers. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the availability of funding for our portfolios and the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been our primary source for purchasing accounts. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts. During the first two months of 2002 we have not been able to purchase receivables in quantities consistent with our anticipated purchasing volume. This reflects increased competition and our unwillingness to accept less favorable contract terms for certain offered pools of receivables.

Trade Secrets and Proprietary Information
We believe several components of our computer software are proprietary to our business. Some of our software and analytical models were acquired in the May 2000 transaction with West Capital Financial Services Corp. (“West Capital”) (see Note 2 to the consolidated financial statements). Although we have neither registered the software as copyrighted software nor attempted to obtain a patent related to the software, we believe that the software is protected as our trade secret. We have taken actions to establish the software as a trade secret, including informing employees that the software is a trade secret and making the underlying software code available only on an as needed basis. In addition, people who have access to information we consider proprietary must sign confidentiality agreements.

Government Regulation
In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements. Certain states in which we operate, or in which we may operate in the future, impose filing or notice requirements on significant stockholders. For example, Maryland requires that we advise them of the beneficial holders of 10% or more of the voting securities of the licensee. Other statutes or regulations could require that stockholders who beneficially own a certain percentage of MCM Capital’s stock make filings or obtain approvals in applicable states, which could preclude us from performing certain business activities in those states until those licensing requirements have been satisfied. We believe we are in compliance with all material government regulations.

The FDCPA and comparable state statutes establish specific guidelines and procedures, which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we are not a credit card issuer, these laws affect some of our operations because our receivables were originated through credit card transactions. In addition to the FDCPA, significant federal laws applicable to our business include the following:

  Truth-In-Lending Act;

  Fair Credit Billing Act;

  Equal Credit Opportunity Act;

  Fair Credit Reporting Act;

  Electronic Funds Transfer Act;

  Gramm - Leach - Bliley Act; and

  Regulations that relate to these acts.

Additionally, there are comparable statutes in those states in which customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Under current laws, customers are entitled to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices, and to require billing errors to be resolved promptly. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the customers that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules, and regulations relating to the receivables before they are sold to us.

The laws described above, among others, may limit our ability to recover amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the Federal Fair Credit Billing Act, a credit card issuer, but not a merchant card issuer, is subject to all claims other than tort claims and defenses arising out of certain transactions in which a credit card is used. With some exceptions, claims or defenses become subject to the Act when the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction, the amount of the initial transaction exceeds $50.00, and the place where the initial transaction occurred was in the same state as the customer’s billing address or within 100 miles of that address. As a purchaser of credit card receivables, we may acquire receivables subject to legitimate defenses on the part of the customer, which could prevent us from collecting on these receivables. The statutes further provide that, in some cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. There can be no assurance that some of the receivables we service were not established as a result of unauthorized credit card use, and, accordingly, we may be unable to recover all or a portion of the amount of these receivables.

Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and recovery on consumer credit card or installment accounts. Any new laws, rules, or regulations that may be adopted, as well as existing consumer protection laws, may adversely affect our ability to recover the receivables. In addition, our failure to comply with these requirements could adversely affect our ability to enforce the credit card receivables.

Item 2 - Properties

We service our customers from two servicing facilities. Our largest servicing facility is located in Phoenix, Arizona. Designed to accommodate up to 800 employees, at December 31, 2001, the facility housed 300 employees, including 248 collection personnel. We lease the Phoenix facility, which is approximately 62,000 square feet, for $59,828 per month; this lease expires in 2003. We also lease a facility in San Diego, California, which contains not only additional collection operations, but also serves as corporate headquarters. This facility is approximately 33,000 square feet and is designed to accommodate up to 400 employees. It housed approximately 296 employees at December 31, 2001, including 185 collection personnel. The San Diego facility lease payment totals $49,219 per month and the lease expires in 2004.

Item 3 - Legal Proceedings

The FDCPA and comparable state statutes may result in class action lawsuits which can be material to our business due to the remedies available under these statutes, including punitive damages. We have not been subject to a class action lawsuit to date.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA (“MBNA”). We have alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. MBNA has counterclaimed for its attorneys fees and for indemnification for any amount the Company may be awarded from MBNA. We are seeking compensatory damages in excess of $13 million. Any recoveries, net of attorney fees and other related costs, will first be paid to the noteholders of the Warehouse Facility and the Securitization 99-1 financing, and then any remaining amounts to the Company. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and see Note 4 to the consolidated financial statements.

There are a number of lawsuits or claims pending or threatened against MCM Capital. In general, these lawsuits or claims have arisen in the ordinary course of our business and involve claims for actual damages arising from the alleged misconduct of our employees or our alleged improper reporting of credit information. Although the outcome of any litigation is inherently uncertain, based on past experience, the information currently available to us and, in some cases, the possible availability of insurance and/or indemnification from the originating institutions, we do not believe that any currently pending or threatened litigation or claims will have a material adverse effect on our operations or financial condition.

We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

On January 24, 2002, the Company held its Annual Meeting of Stockholders. At theAnnual Meeting, Eric D. Kogan, Peter W. May, Robert M. Whyte, Raymond Fleming, Carl C. Gregory, III and Richard A. Mandell were elected to serve as Directors.

The voting on the above matter is set forth below:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Abstentions

Eric D. Kogan	6,099,277	0	0	23,515
Peter W. May	6,099,277	0	0	23,515
Robert M. Whyte	6,099,277	0	0	23,515
Raymond Fleming	6,099,277	0	0	23,515
Carl C. Gregory, III	6,099,277	0	0	23,515
Richard A. Mandell	6,099,277	0	0	23,515

At the Annual Meeting, the stockholders also approved proposal 2, approving an amendment to the Company's Certificate of Incorporation to change the name of the Company. The Company anticipates filing such amendment in early April 2002.

        Proposal 2 - The votes for the proposal to change the name of the Company were as follows:

Votes For	Votes Against	Votes Withheld	Abstentions

6,110,161	8,065	0	4,566

Part II

Item 5 - Market for the Registrant's Common Equity Securities and Related Stockholder Matters

Our common stock began trading on the Nasdaq National Market under the symbol “MCMC” upon completion of our initial public offering in July 1999. On May 24, 2000, we were notified by the Nasdaq National Market that our stock had failed to maintain a minimum market value of public float of $5.0 million over the preceding thirty trading days. We were unable to demonstrate compliance with this requirement for at least ten consecutive trading days by August 22, 2000 and the common stock was delisted from the Nasdaq National Market at the opening of business on August 24, 2000. Subsequently, the common stock has been included on the OTC Electronic Bulletin Board under the symbol “MCMC.OB.”

Quotations reflect inter-trader prices, without material mark-up, markdown or commission and may not necessarily represent actual transactions. Trading in the Company’s stock is sporadic with relatively low volume of shares traded. There can be no assurance that the trading market will provide stockholders with the ability to sell their shares.

The high and low closing sales prices of the common stock, as reported by Nasdaq and the OTC Electronic Bulletin Board for each of the fiscal quarters since our IPO are reported below:

Market Price
Fiscal Year 1999:	High	Low

Third Quarter (from July 14, 1999)	$ 9.34	$ 4.41
Fourth Quarter	$ 4.44	$ 3.06

Fiscal Year 2000
First Quarter	$ 4.00	$ 2.00
Second Quarter	$ 2.38	$ 0.75
Third Quarter	$ 0.82	$ 0.44
Fourth Quarter	$ 0.56	$ 0.20

Fiscal Year 2001
First Quarter	$ 0.58	$ 0.34
Second Quarter	$ 1.20	$ 0.36
Third Quarter	$ 0.60	$ 0.31
Fourth Quarter	$ 0.63	$ 0.21

The closing bid price of MCM’s common stock on February 28, 2002 was $0.33 per share and there were 905 holders of record, including 69 NASD registered broker/dealers which hold 2,807,347 shares on behalf of their clients.

Securities Issuances
On February 22, 2002, certain existing stockholders and their affiliates made an additional $5 million purchase of 1 million shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share in a private placement exempt from registration pursuant to Regulation D under the Securities Act of 1933. See Note 14 to the consolidated financial statements.

The investment by the stockholders was approved by the Company’s board of directors, following the recommendation of a special committee consisting of the Company’s independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes (the “Senior Notes”) to an institutional investor (see “Senior Notes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations). In connection with the issuance of the Senior Notes, we issued warrants to purchase up to 428,571 shares of our common stock at $0.01 per share (subject to adjustment) to the same institutional investor in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. We also issued warrants to purchase 100,000 shares of our common stock to an affiliated party who agreed to guarantee the Senior Notes. Both warrant agreements pursuant to which the warrants were issued contain anti-dilution provisions. This issuance was also exempt from registration under the Securities Act pursuant to Section 4(2). On February 22, 2002, in a transaction related to the issuance of Series A Preferred Stock, the holders of the Senior Notes forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. (See “Liquidity and Capital Resources” at Management’s Discussion and Analysis of Financial Condition and results of operations and Note 14 to the consolidated financial statements.)

On December 20, 2000, MRC, a wholly owned, bankruptcy remote, special purpose subsidiary, entered into a $75 million credit facility (the “Secured Financing Facility”) with an institutional lender for the purpose of acquiring charged off accounts. In connection with the execution of the Secured Financing Facility, as discussed in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, MCM Capital issued warrants to the institutional investor for the purchase of up to 621,576 shares of the Company’s common stock at $1.00 per share. At December 31, 2000, 155,394 warrants were exercisable. At December 31, 2001, 310,788 warrants were exercisable. The remaining warrants become exercisable in two equal tranches, triggered at the time MRC has drawn an aggregate of $45.0 million and $67.5 million against the facility, respectively. As of September 2001, we had drawn over $22.5 million against the facility and booked the warrants exercisable in the second tranche.

In connection with the execution of the $2.0 million revolving credit agreement on October 31, 2000, as discussed in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, MCM Capital issued warrants to purchase 50,000 shares at $0.01 per share. Additional warrants totaling 200,000 were issued in 2001 to extend the funding period under the line of credit. As a result of these issuances, warrants to purchase an additional 5,241 shares were issued to the holder of the $10 million unsecured Senior Notes and warrants to purchase 1,275 shares were issued to the affiliated party that guaranteed the Senior Notes pursuant to the anti-dilution provisions of the applicable warrant agreements. The Credit and Security Agreement dated as of October 31, 2000, as amended, terminated on December 31, 2001. No indebtedness was outstanding at the time of such termination.

In January 2000, we also closed the Securitization 99-1 financing discussed below in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In our securitization transactions, a bankruptcy remote subsidiary issues notes to one or more institutional investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933.

Dividend Policy
We have never declared or paid dividends on our common stock and we anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not intend to declare or pay dividends on the common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of our board of directors and is also restricted by the provisions of our Series A Preferred Stock. In addition, the note purchase agreement executed in January 2000 in connection with the issuance of $10 million in aggregate principal amount of senior unsecured notes restricts us from paying dividends on common shares while the Senior Notes are outstanding. We may also be subject to additional dividend restrictions under future financing facilities. For a more detailed discussion of this financing, see “Senior Note Financing” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain of our current financing facilities also require us to meet and maintain certain liquidity requirements thatrestrict dividend payments.

The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis.

Item 6 - Selected Consolidated Financial Data

This table presents historical financial data of MCM Capital. This information should be carefully considered in conjunction with the consolidated financial statements and notes included in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data, (except for “Selected Operating Data” in the table below), as of December 31, 1997, 1998 and 1999, and for the years ended December 31, 1997 and 1998, were derived from our audited consolidated financial statements not included in this report. Selected Operating Data are derived from the books and records of MCM Capital.

The selected financial data, except for Selected Operating Data, as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001, were derived from our audited consolidated financial statements included elsewhere in this report.

As of and for the years ended December 31,
1997	1998	1999	2000	2001
(in thousands, except per share and personnel data)

Consolidated Statement of Operations Data:
Revenues
Income from receivable portfolios	$ 3,200	$ 15,952	$ 12,860	$ 15,434	$ 32,581
Income from retained interest	--	--	7,836	11,679	9,806
Gain on sales of receivable portfolios	2,014	10,818	57	--	--
Servicing fees and related income	--	105	7,405	9,447	5,458
Total revenues	5,214	26,875	28,158	36,560	47,845
Expenses
Salaries and employee benefits	2,064	7,472	18,821	23,423	27,428
Other operating expenses	338	2,200	3,479	6,340	11,165
General and administrative
expenses	490	1,290	3,019	5,458	5,750
Restructuring charges	--	--	--	1,388	--
Provision for portfolio losses	--	--	--	20,886	--
Depreciation and amortization	156	427	964	2,154	2,481
Total expenses	3,048	11,389	26,283	59,649	46,824
Income (loss) before interest,income taxes and extraordinary charge	2,166	15,486	1,875	(23,089)	1,021
Interest and other expenses	(819)	(2,886)	(1,960)	(7,898)	(10,737)
Income (loss) before income taxes and extraordinary charge	1,347	12,600	(85)	(30,987)	(9,716)
(Provision for) benefit from income taxes	(540)	(5,065)	34	7,257	(1,149)
Income (loss) before extraordinary charge	807	7,535	(51)	(23,730)	(10,865)
Extraordinary charge, net of income tax	--	180	--	--	--
Net income (loss)	$ 807	$ 7,355	$ (51)	$ (23,730)	$ (10,865)

Net income (loss) per common share:
Basic	$ 0.16	$ 1.49	$ (0.01)	$ (3.20)	$ (1.52)
Diluted	$ 0.16	$ 1.47	$ (0.01)	$ (3.20)	$ (1.52)
Average common shares outstanding:
Basic	4,941	4,941	5,989	7,421	7,161
Diluted	4,941	4,996	5,989	7,421	7,161
Other Financial Data:
Cash flows provided by (used in):
Operations	$ (1,076)	$ 3,434	$ (3,405)	$ (15,831)	$ 8,853
Investing	(10,723)	9,155	(59,491)	12,399	(21,773)
Financing	12,156	(8,408)	58,590	3,968	13,444
Selected Operating Data:
Collections on receivable
portfolios (including
securitized portfolios)	$ 5,127	$ 15,940	$ 34,877	$ 66,117	$ 83,051
Purchases of receivable portfolios,
at face value	653,912	722,597	834,590	93,459	1,552,559
Purchases of receivable portfolios,
at cost	18,249	24,762	51,969	4,433	39,030
Total collection personnel at year end	53	379	437	364	433
Total employees at year end	72	446	585	523	596

Consolidated Statement of Financial
Condition Data:
Cash	$ 477	$ 4,658	$ 352	$ 888	$ 1,412
Restricted cash	--	--	2,939	2,468	3,053
Investment in receivable portfolios	15,411	2,052	57,473	25,969	47,001
Retained interest in securitized
receivables	--	23,986	30,555	31,616	17,926
Total assets	16,964	34,828	101,540	71,101	77,711
Notes payable and other borrowings	14,774	7,005	47,418	53,270	69,215
Capital lease obligations	--	506	1,262	2,233	1,236
Total liabilities	15,410	20,906	68,512	61,022	80,069
Total stockholders' equity	1,554	13,922	33,028	10,079	(2,358)

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this section should be read in conjunction with our consolidated financial statements beginning on page 44 and the Risk Factors beginning on page 35.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
Revenues
Total revenues for the twelve months ended December 31, 2001 were $47.8 million compared to total revenues of $36.6 million for the year ended December 31, 2000, an increase of $11.2 million or 31%. The increase is primarily from income from receivable portfolios, which increased $17.2 million or 112%, to $32.6 million from $15.4 million for the twelve months ended December 31, 2001 and 2000, respectively. This was offset by a decrease in the income from investment in retained interest of $1.9 million, from $11.7 million for the year ended December 31, 2000 to $9.8 million for the year ended December 31, 2001. The decrease results from expected declines in future cash collections. This was also offset by a decrease in servicing fees and other related income of $3.9 million, from $9.4 million for the year ended December 31, 2000 to $5.5 million for the year ended December 31, 2001.

The increase of $17.2 million in income from receivable portfolios reflects both higher growth in newly purchased portfolios, the acquisition of certain assets of West Capital and its related portfolios as of May 22, 2000 and an overall increase in total collections. For the twelve months ended December 31, 2001, we acquired new portfolios with a face value in excess of $1.553 billion at a cost of $39 million. These portfolios provided $15.2 million of revenue during 2001. In 2000, we purchased portfolios with a face value of $93.5 million at a total cost of $4.4 million. The portfolios provided $1.3 million of revenue during 2001, which is an increase from $0.6 million during 2000. The portfolios acquired in the West Capital transaction with a face value of $2.4 billion and a cost of $2.0 million generated $4.1 million in revenue during 2001 compared with $4.2 million in 2000, a decrease of $0.1 million. In line with our projections, revenues on all other portfolios increased by $0.4 million during 2001 as compared to 2000. Furthermore, certain portfolios that were previously recorded on a cost recovery basis were returned to the accretion method and accounted for $1.5 million of the increase in revenue for the twelve months ended December 31, 2001 (see Notes 3 and 4 to consolidated financial statements).

The decrease in servicing fees and related income of $3.9 million, or 42%, reflects the payoff of the 1998 Securitization notes in September 2000 that resulted in the discontinuation of the related servicing fees at that date. During the twelve months of 2000, servicing fees related to the 1998 Securitization were $3.7 million and the amortization of the remaining servicing liability was $1.4 million compared to no service fees and no amortization of servicing liability for the twelve months of 2001. All subsequent collections for the 1998 Securitization have been applied to the retained interest.

The decrease in servicing fees related to the 1998 Securitization was partially offset by a $1.2 million increase in servicing fees received by the Company as successor servicer to a pool of charged-off consumer accounts acquired in the May 2000 acquisition of certain assets of West Capital. We recorded $5.5 million in servicing fees during the twelve months ended December 31, 2001 for the collections on these receivables during that period. Included in this amount is a $0.8 million non-recurring fee earned for the Company’s assistance with the sale of a component of these receivables. For the year ended December 31, 2000, we recognized $4.3 million in fees associated with collections for that period.

Total operating expenses
Total operating expenses were $46.8 million for the year ended December 31, 2001 compared to $59.6 million for the year ended December 31, 2000, a decrease of $12.8 million or 21%. We recorded a provision for portfolio losses of $20.9 million in the year ended December 31, 2000 as a result of impairment of certain receivable portfolios. During the same period, we also recognized restructuring charges of $1.4 million. No such provision or restructuring charges were recorded for the year ended December 31, 2001. Salaries and employee benefits increased by $4.0 million or 17% to $27.4 million for the twelve months ended December 31, 2001 from $23.4 million for the twelve months ended December 31, 2000. Collector bonuses accounted for most of the increase reflecting the increase in our collections combined with a change in the compensation package for our collectors. In 2001, collector compensation was based on a three-month rolling average for incentive payments and, where appropriate, the base salary was increased. Previously, collectors were rewarded on a single month basis based on an individual’s collections in the previous month. The number of total personnel was 64 fewer as of December 31, 2001 as compared to the count at May 22, 2000, the date of the West Capital transaction which, the Company believes, reflects efficiencies achieved through better collection technologies and a higher quality work force.

Other operating expenses decreased in the amount of approximately $0.5 million, or 8%, to $5.7 million from $6.2 million for the twelve months ended December 31, 2001 and 2000, respectively. Collection legal expense increased by $5.3 million to $5.4 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. This increase in collection legal expense reflects costs associated with the initiation of a new channel for collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. Amounts collected through this channel approximated $7.8 million for the year ended December 31, 2001. Postage expenses related to direct mail campaigns also generated an increase of approximately $0.6 million. These increases were offset by a decrease of $0.5 million in telephone expenses reflecting successful negotiation of a rate reduction.

The increase in general and administrative expenses of $0.3 million, or 5%, to $5.8 million from $5.5 million during the twelve months ended December 31, 2001 and 2000, respectively, was primarily due to the rent expense for the addition of the San Diego facility late in the second quarter of 2000 and an increase in insurance costs, partially offset by reductions in business related taxes and licenses and in legal expenses. The increase in depreciation and amortization charges of $0.3 million, or 14%, to $2.5 million from $2.2 million for the year ended December, 2001 and 2000, respectively, reflected the installation of our Davox call management system in February 2000 combined with the addition of assets obtained by acquisition in May 2000.

Other income and expense
For the year ended December 31, 2001, total interest expense including fees and amortization of other loan costs was $10.9 million on average borrowings for the period of $64.2 million, resulting in an effective all-in interest rate of 17% for the period. The interest only portion of this total amounted to $4.6 million, for an effective interest cost of 7%. For the year ended December 31, 2000, total interest expense was $7.8 million on average borrowings of $50.3 million, reflecting an effective all-in interest rate of 16%. The interest only portion of this total amounted to $4.9 million, for an effective interest cost of 10%. The increase in total interest expense is due to increased note insurer premiums provided in the amendments to the Warehouse Facility and Securitization 99-1 financing agreements discussed in Note 4 to the consolidated financial statements, combined with the accrual for the sharing with the lender of residual collections under the Secured Financing Facility discussed in Note 6 to the consolidated financial statements totaling $2.4 million for the twelve months ended December 31, 2001, and partially offset by lower overall interest rates. Also during the year ended December 31, 2001, we recognized other income of $0.2 million that represents interest income and refunds for business taxes overpaid during 1999 and 2000. This compares to $0.1 million in other expenses for the year ended December 31, 2000 that was principally made up of losses on disposal of assets at the Company’s former Hutchinson, Kansas facility (see Note 2 to consolidated financial statements), and partially offset by interest income.

Income taxes
For the year ended December 31, 2001, we recorded an income tax provision of $1.1 million, reflecting an effective rate of 12%, which represents the deferred tax impact of the decrease in the unrealized gain. See Notes 1 and 7 to the consolidated financial statements. For the year ended December 31, 2000, we recorded a benefit of $7.3 million, reflecting an effective rate of 24%. The provision for 2001 and the lower effective tax benefit for 2000 is a result of our recording a valuation reserve for our deferred tax assets because of the uncertainty of the recovery of the tax assets that have been recorded.

Net loss
The net loss for the twelve months ended December 31, 2001 was $10.9 million compared to a net loss of $23.7 million for the twelve months ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue
Income from receivable portfolios increased $2.5 million or 19%, from $12.9 million for the year ended December 30, 1999 to $15.4 million for the year ended December 31, 2000. The $2.5 million increase is attributable to the receivable portfolios purchased in connection with the West Capital transaction and the related trust transaction (See Note 2 to consolidated financial statements) of approximately $3.7 million offset by a $1.2 million dollar decrease in net income from existing receivable portfolios. See “Liquidity and Capital Resources” below.

In connection with the 1998 Securitization and the related servicing agreement, we recorded a retained interest in the securitized receivables and a servicing liability. For the year ended December 31, 2000, we recognized income from retained interest in securitized receivables in the amount of $11.7 million, servicing income in the amount of $3.7 million and amortization of the servicing liability in the amount of $1.4 million which compares to income from retained interest in securitized receivables in the amount of $7.8 million, servicing income in the amount of $5.2 million and amortization of the servicing liability in the amount of $2.2 million for the year ended December 31, 1999. The amortization of the servicing liability is included in servicing fees and related income over the expected term of the securitization in the condensed consolidated statements of operations. The notes payable under the 1998 Securitization were repaid in full in September 2000 and as a result, the remaining balance of the servicing liability was amortized in 2000. We no longer record servicing fee income with respect to these portfolios since all future collections represent retained interest collections and will pay down the balance of the retained interest.

As successor servicer to a pool of charged-off consumer accounts in connection with the West Capital Transaction, MCM Capital receives a servicing fee for collections of these receivables. We recorded $4.3 million in servicing fees during the period from May 22, 2000 (the closing date of the Transaction) through December 31, 2000 for the collections on these receivables during that period.

Total Operating Expenses
Total operating expenses were $59.6 million for the year ended December 31, 2000 compared to $26.3 million for the year ended December 31, 1999, an increase of $33.3 million or 126.6%. The increase in total operating expenses and increase in operating expenses as a percentage of revenues is in part a result of the provision for portfolio losses of $22.0 million recorded during the year, offset by the recovery of $1.1 million of the provision in the third quarter. We also recorded restructuring charges of approximately $1.4 million during 2000 as further discussed below. Salaries and employee benefits increased $4.6 million, or 24%, to $23.4 million in the year ended December 31, 2000 from $18.8 million in the year ended December 31, 1999. The increase in salaries and employee benefits reflects the addition of employees from the West Capital Transaction partially offset by the decrease attributable to the closure of the Company’s former Hutchinson facility in June 2000. The growth of the Phoenix facility accounted for the remaining increase in salaries and employee benefits. In addition, an increase in personnel was necessary to install and implement a new Davox call management system and a related computer network in the Phoenix facility. During the year ended December 31, 2000, collections per collector averaged approximately $181,640, which is a 126% increase over the average collections per collector of approximately $80,535 during the year ended December 31, 1999 resulting in higher compensation for collection personnel employed in the 2000 period.

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

During the year ended December 31, 2000, we also recorded restructuring charges of approximately $1.4 million. This related to the closure of our facility in Hutchinson, Kansas ($0.5 million) and severance payments to certain officers of the Company who were replaced by former officers of West Capital ($0.9 million).

Other income and expenses
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

Income Tax Benefit
For the years ended December 31, 2000 we recorded an income tax benefit of $7.3 million reflecting an effective rate of 24%. This is compared to a tax benefit of approximately $34,000 for the year ended December 31, 1999 reflecting an effective rate of 40%. The lower effective rate in 2000 is a result of our recording a valuation reserve for our deferred tax assets because of the uncertainty of the recovery of the tax assets that have been recorded.

Net Loss
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

Liquidity and Capital Resources

Liquidity
We have incurred net losses totaling $0.1 million, $23.7 million and $10.9 million for the years ended December 31, 1999, 2000 and 2001, respectively. We also had a stockholders’ deficit totaling $2.4 million at December 31, 2001 and, on a pro forma basis, after taking into consideration certain transactions occurring subsequent to December 31, 2001 (see Note 14 to the consolidated financial statements), an unaudited pro forma stockholders’ equity totaling $7.3 million at December 31, 2001. On a pro forma basis, we minimally comply with the net worth covenants relating to our debt facilities (see Note 6 to the consolidated financial statements). However, we are not in compliance with the cumulative collections covenant relating to its Warehouse Facility and Securitization 99-1 financings (see Note 4 to the consolidated financial statements). We have experienced positive cash flow from operations during 2001 and for the first two months of 2002. We have also experienced a trend towards achieving profitability, which we believe will occur by the second quarter of 2002. We believe that there is sufficient liquidity, given our expectation of positive cash flow from operations, the transactions that occurred in February of 2002 (see Note 14 to the consolidated financial statements) and the availability under our Revolving Line of Credit (see Note 14 to the consolidated financial statements) and Secured Financing Facility, to fund our operations for the foreseeable future. However, there can be no assurances that we will successfully return to profitability, continue to generate positive cash flow from operations, and continue to satisfy our debt covenants relating to our debt financings.

If we are unable to achieve our plans, continue to satisfy our debt covenants or are removed as servicer of the Warehouse Facility and Securitization 99-1 financings (see Note 4 to the Consolidated financial statements) or our Secured Financing Facility, we may need to: (i) sell certain of our receivable portfolios for cash, (ii) raise additional funds through capital or debt, which may not be available on terms acceptable to us, or at all, (iii) reduce our number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of MCM Capital or seek protection under reorganization, insolvency or similar laws.

Year ended December 31, 2001 compared to December 31, 2000

Cash Flows and Expenditures
We collected $83.1 million during the year ended December 31, 2001 from all portfolios, an increase of $16.9 million, or 26%, from the $66.1 million collected during 2000. Collections on owned portfolios increased by approximately $33.1 million or 89% from approximately $37.0 million during the year ended December 31, 2000 to approximately $70.1 million for the year ended December 31, 2001. Sources of the improvement were approximately $13.0 million from the residual asset retained in the 98-1 Securitization; approximately $20.7 million from the Secured Financing Facility portfolios; and $1.7 million from wholly owned portfolios. Offsetting this improvement was a $1.5 million reduction in collections on the 99-1 Securitization and a $0.8 million reduction in collections on the Warehouse Facility.

The $33.1 million increase in collections on owned portfolios is offset by approximately $16.1 million in lower collections related to serviced portfolios. During the year ended December 31, 2000 we collected approximately $29.1 million on serviced portfolios compared to approximately $13.0 million during the year ended December 31, 2001. The decrease of $16.1 million was comprised of a $13.1 million decrease in the 98-1 Securitization and a decrease of $3.0 million in collections in our unrelated third party servicing.

Cash flow from operations improved $24.7 million from cash used of $15.8 million for the year ended December 31, 2000 to $8.9 million in cash provided by operations for the year ended December 31, 2001. The improvement is largely due to the increase in overall collections, but most noticeably because of the increase on our owned portfolios, including the 98-1 Securitization.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We purchased $39 million in new receivables during the year ended December 31, 2001, up $34.6 million or 786% from the $4.4 million purchased during 2000. During most of 2000, the Company did not have access to a financing facility to purchase new portfolios. On December 20, 2000, MRC entered into a $75 million secured financing facility.which was utilized to fund the 2001 purchases.

Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we provide ten percent of each portfolio’s purchase price as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We use proprietary statistical models to determine values of new portfolios, with minimum expected returns set by management. During the year ended December 31, 2001, we purchased forty-eight portfolios from nine issuers that we believe will meet our targeted returns criteria. There is no assurance that we will be able to continue to find portfolios that meet our targeted returns criteria or that purchased portfolios will achieve targeted returns.

From time to time, we also sell receivables of bankrupt debtors in the normal course of our business. We received $1.9 million from these sales during the year ended December 31, 2001. During 2000 we were prohibited from selling these receivables under the prior terms of our financing arrangements.

Capital expenditures for fixed assets and capital leases were $0.4 million for the year ended December 31, 2001 compared to $2.5 million for the year ended December 31, 2000. The 2000 capital expenditures reflect the installation of our Davox call management system. During the year ended December 31, 2001, purchases of capital expenditures were funded with internal cash flow. During the year ended December 30, 2000, capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

Net cash provided by financing activities was $13.4 million for the year ended December 31, 2001, which included the repayment under existing facilities and capital leases of $15.4 million, offset by borrowings of $28.9 million used primarily to fund new portfolio purchases. For the twelve months ended December 31, 2000, net cash provided by financing activities was $4.0 million. During the first quarter of 2000, we entered into Securitization 99-1 for $28.9 million and the 12% Senior Notes for $10.0 million. We used the proceeds primarily to repay $20.0 million under the Warehouse line of credit and to fund new portfolio purchases of $3.5 million with the balance being applied towards operating activities and costs of restructuring.

Year ended December 31, 2000 compared to December 31, 1999

Cash Flows and Expenditures
At December 31, 2000, we had cash of $0.9 million compared to $0.4 million at December 31, 1999. We use our $15.0 million revolving line of credit, discussed below, for working capital needs and draw and repay the revolving line of credit on a regular basis.

We had total recoveries on managed receivable portfolios of $66.1 million for the year ended December 31, 2000, an 90% increase over the $34.9 million collected in the prior year. We made the final payment of the debt outstanding under the 1998 Securitization on September 11, 2000, thus all collections associated with those receivables now represent collection of the retained interest.

Capital expenditures for fixed assets and capital leases were $5.0 million and $2.5 million during the years ended December 31, 1999 and 2000, respectively. The 2000 capital expenditures reflect the installation of a Davox call management system and other network hardware and software to support this system. Capital expenditures were funded primarily from bank borrowings, capital leases and recoveries on receivable portfolios.

Capital Resources

Securitizations
On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of MCM Capital, issued non-recourse notes in the principal amount of $33.0 million, which had a fixed rate of interest at 8.63% (the “1998 Securitization”). These notes were repaid in full on September 11, 2000. The notes were collateralized by credit card receivables securitized by the Company with a carrying amount of approximately $33.8 million at the time of transfer. The 1998 Securitization was accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 125). We recorded a retained interest and a servicing liability and recognized a gain of approximately $9.3 million in 1998.

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

As a result of the 1998 Securitization transaction, we recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. At the time of the transaction, we recorded the retained interest at an allocated basis in the amount of $15.8 million based on its relative fair value. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying consolidated statements of stockholders’ equity (deficit). The deferred income taxes associated with the unrealized gain were $1.9 million and $0.8 million as of December 31, 2000 and 2001, respectively. The unrealized gain is recalculated on a monthly basis with the change recorded within the consolidated statements of stockholders’ equity (deficit).

In estimating the fair value of the retained interest, we estimated net cash flows, after repayment of notes, related interest and other fees, based on our historical collection results for similar receivables and assumed a discount rate of 45% per annum and collections through July 2004. Based on these assumptions, the retained interest will yield a monthly return of approximately 3.8%. The income accrued on the retained interest was $11.7 million and $9.8 million for 2000 and 2001 respectively. Since repaying the note in September 2000, we have retained all collections of the underlying securitized receivables thereby reducing the retained interest balance as collections thereon are in excess of income accrued.

On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of MCM Capital, issued non-recourse notes in the amount of $28.9 million, bearing interest at 9.63% per annum and due December 15, 2004 (“99-1 Securitization”). The notes are collateralized by certain charged-off receivables with a carrying amount of approximately $43.0 million at the time of transfer and an initial cash reserve account of $1.4 million and are insured through a financial guaranty insurance policy. The securitization has been accounted for as a financing transaction and the proceeds were used to reduce the level of outstanding borrowings of the Warehouse Facility, discussed below. Income is being recognized over the estimated life of the receivables securitized and the receivables and corresponding debt will remain on our balance sheet. The assets pledged in the securitization transaction, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors. At December 31, 2001, the balance outstanding under these non-recourse notes was $12.4 million. At December 31, 2001, the 99-1 Securitization was collateralized by portfolio receivables with a carrying value totaling $8.7 million and cash reserve and cash collection accounts totaling $1.6 million.

On March 31, 1999, MCM Capital, through a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or “Warehouse Facility”. As of December 31, 2001, there was a balance outstanding under this facility of $8.2 million. At December 31, 2001, the Warehouse Facility was collateralized by portfolio receivables with a carrying value totaling $4.6 million and cash reserve and cash collection accounts totaling $0.6 million. The original terms of the Warehouse Facility provided for a two-year revolving funding period that was set to expire April 15, 2001. As a result of portfolio performance issues as measured on September 30, 2000, the Company was in default with respect to Securitization 99-1 financing and the Warehouse Facility. Accordingly, the terms of Securitization 99-1 and the Warehouse Facility were amended as of October 1, 2000. The amendments provide, among other things, that MCM Capital (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the Warehouse Facility and Securitization 99-1 financing based on current projections, (iii) must maintain on a consolidated basis a minimum net worth of $7.3 million, (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000, (v) was granted greater flexibility in the sale of certain accounts and the use of third party collectors and (vi) will receive increased servicing fees, paid on a weekly basis. In addition, the amendments increase the interest rate on notes (i) in Securitization 99-1 to 10% and (ii) the Warehouse Facility to one week LIBOR plus 117 basis points. The Warehouse Facility was also converted to a term loan with a final payment date of December 15, 2004. MCM Capital is also required to pay to the noteholders any recoveries after September 22, 2000, net of attorney fees and certain costs, from certain issuers that previously sold the securitized receivables to MCM Capital. The Company was in default of the cumulative collections and the net worth covenants at December 31, 2001, for which it has not received a waiver. On February 22, 2002, the Company was in compliance with the minimum net worth covenant. The Company has received a notice of default from the trustee of the Warehouse Facility and the Securitization 99-1 financing; however, the Company has been reappointed as servicer through April 30, 2002. Income related to the Warehouse Facility and Securitization 99-1 financing is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Revolving Line of Credit
Effective March 22, 2002, we entered into the Sixth Amended and Restated Promissory Note to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2003. Under this revolving credit facility, there was a balance outstanding as of December 31, 2001 of $14.7 million and there was $2.1 million and $0.3 million of borrowing availability as of December 31, 2000 and December 31, 2001, respectively. Certain stockholders of MCM Capital, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit (the “Bank Guarantees”). Triarc has $15.7 million of highly liquid United States government agency securities in a custodial account at the financial institution providing the revolving credit facility. Such securities under the Bank Guarantees of the revolving credit borrowings are subject to set off under certain circumstances if the parties to the Bank Guarantees and related agreements fail to perform their obligations thereunder.

Senior Notes
On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. The net proceeds of the Senior Notes were used in 2000 for general operating expenses. Although the Senior Notes are unsecured obligations of MCM Capital, they are guaranteed by Midland Credit Management, Inc. and Triarc. Triarc beneficially owns approximately 8.4% of the outstanding common stock of MCM Capital. In connection with the issuance of the Senior Notes, MCM Capital issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company’s common stock at an exercise price of $0.01 per share. An independent valuation firm assigned a value to the warrants of approximately $3.05 per share. This valuation of $3.05 per share resulted in the warrants included as a component of stockholders’ equity (deficit) in the amount of $1.6 million with the same amount recorded as a reduction of the $10.0 million note payable. This $1.6 million debt discount is being amortized as interest expense over the term of the related notes using the effective interest method and has a remaining balance of $1.4 million at December 31, 2001. The agreements pursuant to which the warrants were issued contain anti-dilution provisions which have resulted in warrants to purchase an additional 5,241 shares of common stock being issued to the lender and warrants to purchase 1,275 shares of common stock being issued to Triarc.

The Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding, the interest may be paid in kind at the Company’s option through issuance of 12% Payment-in-Kind Notes due July 1, 2005. For each of the interest payments that were due in July 2000, January 2001 and July 2001, the Company issued 12% Payment-in-Kind Notes in the amount of $0.6 million, $0.6 million and $0.7 million, respectively. The board of directors of MCM Capital approved the issuances of the Senior Notes and related transactions, and the members of the board of directors of MCM Capital unaffiliated with Triarc approved the payment of the fee and the issuance of the warrants to Triarc. The Senior and Payment-in-Kind Notes retain certain negative financial covenants, with which the Company was in compliance at December 31, 2001.

On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt consisting of a $2.8 million reduction in the original note balance, forgiveness of $1.9 million in Payment-in-Kind Notes, and forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants. The new note, due January 15, 2007, is in the amount of $7.3 million and has an interest rate of six percent through July 15, 2003 and eight percent thereafter and has an effective date of December 31, 2001.

Under the terms of the Senior Notes, we can issue up to an additional $40 million principal amount of notes (“Additional Notes”) on substantially similar terms as the Senior Notes. We must use the proceeds from any Additional Notes issued in excess of $25.0 million to permanently reduce certain existing indebtedness of MCM Capital. We do not currently have commitments for any Additional Notes, and are not seeking to sell any Additional Notes.

Inflation
We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 1999, 2000 and 2001 since inflation rates generally remained at relatively low levels.

Accounting
We account for our investment in receivable portfolios on the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, each static pool is recorded at cost at the time of acquisition.

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

We monitor impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. Management periodically evaluates receivable portfolios for impairment based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than estimates of total probable future collections. During 2000, we recorded impairment charges of approximately $20.9 million against the carrying value of the portfolios. No provision for losses was recorded for the years ended December 31, 1999 and 2001.

During the first quarter of 2000, we determined that twenty-two of our receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with expectations and historical results for the specific type of receivables within those portfolios. This was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations contained in the related purchasing contracts. At the time impairment was identified, the Company was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, the Company ceased accrual of income on these portfolios effective January 1, 2000. Using proprietary statistical models acquired through the West Capital transaction (see Note 2 to the consolidated financial statements), Company management estimated the amount and timing of anticipated collections, and therefore the recoverable value of receivable portfolios. As part of that process, we were able to isolate many of the portions of those portfolios containing what we considered ineligible assets. Based on our calculations and statistical analysis, we recorded an impairment charge of $20.9 million against the carrying value of certain portfolios.

Collections in excess of the net book value of the related individual receivable portfolios are recorded as income. During the years ended December 31, 2000 and 2001, approximately $3.7 million and $5.3 million, respectively, was recognized as income pertaining to collections in excess of the related net book value.

On August 14, 2000, we entered into a settlement agreement (the “Settlement”) with an issuer from whom we purchased certain ineligible receivables (the “Issuer”). In connection with the Settlement, the Issuer forgave the payment of the original purchase price ($2.3 million) for certain ineligible receivables that were owned by MCM Capital and were unencumbered. In the second quarter of 2000, the Company recorded a $1.1 million provision for uncollectible accounts related to the ineligible receivables. In 2000, in connection with the Settlement, MCM Capital (i) reversed the $2.3 million liability pertaining to the original purchase price, (ii) recorded a recovery of the $1.1 million provision for uncollectible accounts previously recorded on such receivables, (iii) applied $0.8 million of collections on these portfolios to income from receivable portfolios and (iv) reversed the $0.4 million remaining balance of the receivable portfolios. As these receivable portfolios have no cost basis, all collections are recorded as income. In October 2000, MCM Capital, as the servicer of Securitization 99-1, received $0.7 million from the Issuer in payment for the return to the Issuer of certain ineligible receivables that were previously purchased from the Issuer. As a result of the amendment to Securitization 99-1, this recovery is subject to the lien in Securitization 99-1. In November 2000, $0.6 million, net of attorney fees, was paid to the noteholders in Securitization 99-1 in payment of amounts owing on the non-recourse notes payable.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, MCM Capital and two of its wholly-owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA. We are seeking an award of actual, consequential, and incidental damages in an amount in excess of $13 million incurred as a result of the ineligible receivables acquired from MBNA. There can be no assurance that the Company will be successful in obtaining a judgment for the damages caused as a result of the non-conforming receivables. To the extent we are successful, any recoveries, net of attorney’s fees and other related costs, will first be paid to the noteholders of the Warehouse Facility and Securitization 99-1 financing and then any remaining amounts to the Company.

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

In December 1999, the Securities and Exchange Commission (the “Staff”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation.” The adoption of FIN 44 did not have a material impact on the consolidated results of operations or financial position of the Company.

In January 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 requires companies to account for all changes in forecasted revenues for retained beneficial interests prospectively through a change in the effective interest rate which the Company re-estimates each quarter. The Company adopted EITF 99-20 on its effective date, April 1, 2001. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect that SFAS No. 141 will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets,” which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect that SFAS No. 142 will have a material impact on the Company’s consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company’s consolidated financial statements beginning January 1, 2002. The Company does not expect the SFAS No. 144 will have a material impact on the Company’s consolidated financial position or results of operations.

Special Note on Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, included or incorporated into this Form 10-K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward looking statements. These statements may include, but are not limited to, projections of collections, revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

  the availability of financing;

  our ability to maintain sufficient liquidity to operate our business including obtaining new capital to enable us to purchase new receivables;

  our ability to purchase receivable portfolios on acceptable terms;

  our continued servicing of the receivables in our securitization transactions and for the unrelated third party;

  our ability to recover sufficient amounts on receivables to fund operations;

  our ability to hire and retain qualified personnel to recover our receivables efficiently;

  changes in, or failure to comply with, government regulations; and

  the costs, uncertainties and other effects of legal and administrative proceedings.

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

Risk Factors
Even with current financing arrangements, we may be unable to meet our future liquidity requirements
We cannot make assurances that we will be able to meet our future liquidity requirements. We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and operations. Our need for additional financing and capital resources increases dramatically as our business grows. Our failure to continue to obtain financing and capital as needed would limit our ability to acquire additional receivables and to operate our business. Additional financing, additional capital or sales of certain receivables for cash may also be needed if we are removed as servicer of receivables that are part of our outstanding securitizations or are owned by third parties. On December 20, 2000, through a wholly owned bankruptcy remote, special purpose entity, we entered into a $75 million Secured Financing Facility. There can be no assurance that we will have adequate liquidity to fund our equity portion of purchases under this facility. Moreover, we renegotiated our $15 million revolving credit facility to mature April 15, 2003. Nonetheless, there can be no assurance that we will be able to extend it in the future or that we can repay borrowings under the facility if we are not able to do so.

We may not be able to recover sufficient amounts on our receivables to fund our operations
We acquire and service receivables that the customers have failed to pay and the sellers have written off. The originating institutions generally make numerous attempts to recover on their non-performing receivables, often using a combination of their in-house collection and legal departments as well as third party collection agencies. These receivables are difficult to collect and we may not cover the costs associated with purchasing the receivables and running our business.

In addition, our ability to recover on our receivables and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. We purchase from sellers certain receivables that fail to comply with certain terms of the purchase agreements, and in the normal course of our business, we return these receivables to the sellers. Ineligible accounts that we have been unable to return to the sellers will yield a lower return than conforming accounts. Lower collections from those ineligible accounts may result in the inability of MCM Capital to meet certain collection requirements in the Securitization 99-1 financing or the Warehouse Facility. We pursue all remedies available to us when we receive ineligible accounts, including the litigation that we have commenced with MBNA. Any recoveries from the MBNA litigation, net of attorney fees and other related costs, will first be paid to the noteholders of the Securitization 99-1 financing and the Warehouse Facility and then any remaining amounts will be paid to the Company. See “Risk Factors -- We may not be able to continue to satisfy the restrictive covenants in our debt agreements” for a discussion of the effect of a failure by us to satisfy our covenants in the debt agreements.

We may not be able to continue to satisfy the restrictive covenants in our debt agreements
Our debt agreements, including Securitization 99-1, the Warehouse Facility, and the Secured Financing Facility, impose a number of restrictive covenants, including financial and liquidity requirements. Failure to satisfy any one of these covenants could result in all or any of the following results:

  acceleration of indebtedness outstanding;

  cross defaults to and acceleration of indebtedness under other financing agreements;

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

Any of these consequences could have a material adverse impact on our operations, profitability, and on our stock price. As of February 28, 2002, we were in default under the cumulative collections covenants of the Warehouse Facility and Securitization 99-1 financing. The lender has not waived this default and there can be no assurance that we will not experience additional defaults in the future or that we will be able to obtain waivers of this or any other defaults.

We could lose our servicing rights, which could cause us to reduce our operations and could limit our ability to obtain additional financing
We service the receivables in our 99-1 Securitization financing, our Warehouse Facility, our Secured Financing Facility arrangement and receivables owned by an unrelated third party. Under our Securitization 99-1 and Warehouse Facility, as amended, we must be reappointed as servicer each month. If we lose our rights to service these or other receivables, our cash flow would be reduced, and we could be forced to curtail our remaining operations. We could lose the right to service receivables for a variety of reasons including:

  not being reappointed;

  defaults in our servicing obligations;

  breaches of representations, warranties or covenants related to the 99-1 Securitization, the Warehouse Facility or the Secured Financing Facility, including covenants relating to minimum collections, liquidity and minimum net worth; and

  bankruptcy or other insolvency.

Future losses could impair our ability to raise capital or borrow money, as well as affect our stock price
We recorded a loss of approximately $10.9 million for the year ended December 31, 2001. If we have additional losses, it may become more difficult to raise additional capital or borrow money as needed, which can adversely affect our stock price. Additional losses could also result in a default of certain of our financial covenants in our financing and servicing documents. Our recent operating results also reflect our costs in connection with the expansion of our business. We cannot give any assurances that our operating results will improve in future periods.

We may not be able to identify and acquire enough receivables to operate profitably and efficiently
To operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate income that exceeds our costs. Because fixed costs, such as certain personnel salaries and lease or other facilities costs, constitute a significant portion of our overhead, if we do not continually replace the receivable portfolios we service with additional receivable portfolios or collect sufficient amounts on receivables owned or serviced by us, we may be required to reduce the number of employees in our collection operations. These practices could lead to:

  low employee morale, higher employee attrition rates, fewer experienced employees and higher recruiting and training costs;

  disruptions in our operations and loss of efficiency in collection functions; and

  excess costs associated with unused space in collection facilities.

We may not be able to purchase receivables at sufficiently favorable prices or on sufficiently favorable terms for us to be successful
Unless we change our core business and become primarily a third-party servicer, our long-term success depends upon the continued availability of receivables for purchase that meet our requirements and our ability to finance such purchases. The availability of receivable portfolios at favorable prices and on favorable terms depends on a number of factors outside of our control, including the continuation of the current growth trends in consumer debt and sales of receivable portfolios by originating institutions, as well as competitive factors affecting potential purchasers and sellers of receivables. In this regard, we compete with other purchasers of defaulted consumer receivables and with third-party collection agencies, and are affected by financial services companies that manage their own defaulted consumer receivables. Some of our competitors have greater capital resources than we do. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types and the expected increase in competition from current market participants may reduce our access to receivables. In addition, aggressive pricing by competitors could raise the price of receivable portfolios above levels that we are willing to pay.

We may not be able to manage our growth or obtain the resources necessary to achieve additional growth
We have expanded rapidly in recent periods, placing great demands on our management, employees and financial resources. We cannot give assurances that we will be able to manage our expanded operations effectively or obtain adequate resources to cover our increased expenses. If we are able to do so, we intend to continue our growth, which will place additional demands on our resources. To continue to grow, we will need to continue to enhance our operational and financial systems and increase our management, employee and financial resources.

We may not be able to hire and retain enough sufficiently trained employees to support our operations
Our industry is very labor intensive. We generally compete for qualified personnel with companies in our business and in the collection agency, tele-services and telemarketing industries. We will not be able to service our receivables effectively, continue our growth and operate profitability if we cannot hire and retain qualified collection personnel.

We may experience high rates of personnel turnover
High turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. A significant percentage of our employees joined us within the past year and these employees are still gaining experience with our collection process, procedures and policies. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover.

We use estimates in our accounting and we would have to charge our earnings if actual results were less than estimated
In accounting for our receivable portfolios, we establish their carrying value in accordance with AICPA Practice Bulletin No. 6. We determine the carrying value based on anticipated cash collections projected by our proprietary statistical models. The actual amount recovered by us on portfolios has not always correlated to our projections and may not do so in the future. If the future cash flows were insufficient to recover the carrying value of the portfolio, we would then recognize a charge to earnings in the amount of such shortfall.

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

Our servicing fees may be insufficient to cover our associated servicing costs
Although we receive a servicing fee to compensate us for our obligations to service receivables that are securitized or are under our lending and servicing agreements, the servicing fees from these receivables may not be sufficient to reimburse us for all of our costs associated with servicing the receivables.

Our quarterly operating results may fluctuate and cause our stock price to decrease
Because of the nature of our business, our quarterly operating results may fluctuate in the future, which may adversely affect the market price of our common stock. The reasons our results may fluctuate include:

  the timing and amount of recoveries on our receivables;

  our removal as the servicer of the Securitization 99-1, the Warehouse Facility, or the Secured Financing Facility, or the sale of the receivables that we service for an unrelated third party any charge to earnings resulting from a decline in the value of our receivable portfolios or in the value of our interest in securitized receivables; and

  increases in operating expenses associated with the growth of our operations.

Our recoveries may decrease during the current weak economic cycle
The U.S. economy in 2001 has generally been weak and many economic factors have been unfavorable. We cannot assure you that our collection experience will not worsen in this weak economic cycle. If our actual collection experience with respect to a receivable portfolio is significantly lower than we projected when we purchased the portfolio, our consolidated financial condition and results of operations could deteriorate.

We could lose a member of our senior management team, which could negatively affect our operations
The loss of the services of one or more of our executive officers or key employees could disrupt our operations. Although we have recently entered into employment agreements with two of our senior executives, there can be no assurances that these agreements will assure the continued services of these officers. Nor can we assure you that the non-competition provisions will be enforceable.

Our operations are dependent on technology and phone systems
Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection activities. Any simultaneous failure of both of our information systems and their backup systems would interrupt our business operations.

Our business depends heavily on service provided by various local and long distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could reduce our profitability or disrupt our operations.

We may not be able to successfully anticipate, invest in or adopt technological advances within our industry
Our business relies on computer and telecommunications technologies and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

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

We may make acquisitions that prove unsuccessful or strain or divert our resources
From time to time, we consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to industries and markets that we do not currently serve. We may not be able to successfully acquire other businesses or, if we do, we may not be able to successfully integrate these businesses with our own. Further, acquisitions may place additional constraints on our resources such as diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have no or limited experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could reduce our profitability. It is our policy to publicly announce an acquisition only after an agreement with respect to such acquisition has been reached.

Government regulation may limit our ability to recover and enforce receivables
Federal and state laws may limit our ability to recover and enforce receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on receivables we purchase where the card issuer failed to comply with applicable laws in generating or servicing the receivables that we have acquired. Laws relating to debt collections also directly apply to our business. Our failure to comply with any laws or regulations applicable to us could limit our ability to recover on receivables, which could reduce our collections and earnings.

While receivables acquisition contracts typically contain provisions indemnifying us for losses due to the originating institution’s failure to comply with applicable laws and other events, we cannot provide assurances that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

We may lose future net operating loss carryforwards
The Company has Federal net operating loss carryforwards of approximately $14.2 million as of December 31, 2001. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available.

Item 7A - Market Risk Disclosure

At December 31, 2001, collection assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions related to the Company’s investment in retained interest are as follows (in thousands):

Carrying value of retained interest	$ 17,926
Fair value of retained interest	$ 18,999

Residual cash flows discount rate (annual)
Impact on fair value of 10% adverse change	$ (455)
Impact on fair value of 20% adverse change	$ (884)

Projected cash collection assumption
Impact on fair value of 10% adverse change	$(1,900)
Impact on fair value of 20% adverse change	$(3,800)

We believe that the rates of adverse movements described above represent the hypothetical impact on our financial position and do not represent the maximum possible impact nor any expected actual impact, even under adverse conditions, since actual adverse fluctuation would likely differ.

If the annual effective interest rate for our retained interest averages 300 basis points more in 2002 than the expected effective rate as of December 31, 2001, representing an approximate 10% change, decrease in the associated unrealized gain would be approximately $0.5 million greater. Conversely, if the annual effective interest rate for our retained interest averages 300 basis points less, the decrease in the unrealized gain would be approximately $0.5 million lower.

Changes in short-term interest rates also affect our earnings as a result of our borrowings under bank borrowing agreements. If the market interest rates for line of credit and other variable rate agreements increase at an average of 10%, interest expense would increase, and income before income taxes would decrease by approximately $0.3 million based on the amount of related outstanding borrowings as of December 31, 2001 of $46.2 million. Conversely, if market interest rates decreased an average of 10%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.3 million, based on borrowings as of December 31, 2001.

Based on the indebtedness outstanding under our variable interest loan agreements at December 31, 2000, we performed a sensitivity analysis using a hypothetical 10% increase in interest rates. The analysis indicated that the Company’s interest expense and net loss for the twelve months ended December 31, 2000 would have increased by approximately $0.2 million. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or any action management could take to lessen the risk. This also does not take into account any changes in our financial structure that may result from higher interest rates.

MCM Capital Group, Inc.

Consolidated Financial Statements

Years ended December 31, 1999, 2000 and 2001

Report of Independent Auditors

The Board of Directors and Stockholders
MCM Capital Group, Inc.

We have audited the accompanying consolidated statement of financial condition of MCM Capital Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCM Capital Group, Inc. and its subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Orange County, California
March 11, 2002

Report of Independent Auditors

The Board of Directors and Stockholders
MCM Capital Group, Inc.

We have audited the accompanying consolidated statement of financial condition of MCM Capital Group, Inc. and its subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCM Capital Group, Inc. and its subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 2, 2001

MCM Capital Group, Inc.

Consolidated Statements of Financial Condition

	December 31
	2000	2001
	(In Thousands)
Assets
Cash	$ 888	$ 1,412
Restricted cash (Note 1)	2,468	3,053
Investment in receivable portfolios, net (Notes 2, 3 and 4)	25,969	47,001
Retained interest in securitized receivables (Note 4)	31,616	17,926
Property and equipment, net (Note 5)	7,424	5,244
Other assets	2,736	3,075

Total assets	$ 71,101	$ 77,711
Liabilities and stockholders' equity (deficit)
Accounts payable and accrued liabilities (Notes 4 and 6)	$ 5,519	$ 9,618
Notes payable and other borrowings (Note 6)	53,270	69,215
Capital lease obligations (Note 8)	2,233	1,236
Deferred income tax liability (Note 7)	--	--

Total liabilities	61,022	80,069

Commitments and contingencies (Notes 8, 10 and 13)
Stockholders' equity (deficit) (Notes 4, 9, 12 and 14):
Preferred stock, $.01 par value, 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized,
7,591,132 shares issued and 7,161,132 outstanding at
December 31, 2000 and 7,161,132 shares issued and
outstanding at December 31, 2001	76	72
Treasury stock, at cost, 430,000 shares at December 31, 2000	(128)	--
Additional paid-in capital	22,082	22,111
Accumulated deficit	(14,872)	(25,737)
Accumulated other comprehensive income	2,921	1,196

Total stockholders' equity (deficit)	10,079	(2,358)

Total liabilities and stockholders' equity (deficit)	$ 71,101	$ 77,711

See accompanying notes to consolidated financial statements.

MCM Capital Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Years ended December 31,
1999	2000	2001

(In Thousands, Except Loss Per Share)

Revenues:
Income from receivable portfolios	$12,860	$15,434	$32,581
Income from retained interest	7,836	11,679	9,806
Servicing fees and other related income	7,462	9,447	5,458

Total revenues	28,158	36,560	47,845

Operating expenses:
Salaries and employee benefits	18,821	23,423	27,428
Other operating expenses	3,479	6,211	5,708
Collection legal costs	--	129	5,457
General and administrative expenses (Note 8)	3,019	5,458	5,750
Restructuring charges (Note 2)	--	1,388	--
Provision for portfolio losses (Note 3)	--	20,886	--
Depreciation and amortization (Note 5)	964	2,154	2,481

Total operating expenses	26,283	59,649	46,824

Income (loss) before other income (expense)
and income taxes	1,875	(23,089)	1,021
Other income (expense):
Interest expense (Notes 6 and 8)	(2,166)	(7,829)	(10,945)
Other income (expense)	206	(69)	208

Total other expense	(1,960)	(7,898)	(10,737)

Loss before income taxes	(85)	(30,987)	(9,716)
Provision for (benefit from) income
taxes (Note 7)	(34)	(7,257)	1,149

Net loss	(51)	(23,730)	(10,865)

Other comprehensive loss:
Decrease in unrealized gain on retained interest
in securitized receivables, net of tax (Note 4)	(562)	(1,400)	(1,725)

Comprehensive loss	$ (613)	$(25,130)	$(12,590)
Basic and diluted loss per share	$(0.01)	$ (3.20)	$ (1.52)
Shares used for computation (in thousands):
Basic and diluted	5,989	7,421	7,161

See accompanying notes to consolidated financial statements.

MCM Capital Group, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

					Retained	Accumulated
				Additional	Earnings	Other
Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive

Shares	Par	Shares	Cost	Capital	(Deficit)	Income	Total

(In Thousands)

Balance at December 31, 1998	4,941	$49	--	$ --	$81	$8,909	$4,883	$13,922
Net loss	--	--	--	--	--	(51)	--	(51)
Other comprehensive loss-unrealized loss
(Note 4)	--	--	--	--	--	(562)	(562)
Issuance of common stock(Note 12)	2,250	23	--	--	19,696	--	--	19,719

Balance at December 31, 1999	7,191	72	--	--	19,777	8,858	4,321	33,028
Net loss	--	--	--	--	--	(23,730)	--	(23,730)
Other comprehensive loss - unrealized loss
(Note 4)	--	--	--	--	--	--	(1,400)	(1,400)
Issuance of common stock warrants(Note 9)	--	--	--	--	1,634	--	--	1,634
Treasury stock	--	--	430	(128)	--	--	--	(128)
Issuance of common stock (Note 2)	400	4	--	--	671	--	--	675

Balance at December 31, 2000	7,591	76	430	(128)	22,082	(14,872)	2,921	10,079
Net loss	--	--	--	--	--	(10,865)	--	(10,865)
Other comprehensive loss-unrealized loss
(Note 4)	--	--	--	--	--		(1,725)	(1,725)
Issuance of common stock warrants(Note 9)	--	--	--	--	153	--	--	153
Treasury stock cancellation	(430)	(4)	(430)	128	(124)	--	--	--

Balance at December 31, 2001	7,161	$72	--	$--	$22,111	$(25,737)	$1,196	$(2,358)

See accompanying notes to consolidated financial statements.

MCM Capital Group, Inc.
Consolidated Statements of Cash Flows

Years ended December 31,
1999	2000	2001

(In Thousands)

Operating activities
Gross Collections	$ 34,877	$ 66,117	$ 83,051
Less:
Amounts collected on behalf of third parties	(24,989)	(29,083)	(12,963)
Amounts applied to principal on receivable
portfolios	3,712	(15,918)	(16,398)
Servicing fees	5,228	8,017	5,398
Operating Expenses
Salaries and employee benefits	(18,667)	(22,649)	(27,315)
Other operating expenses	4,805	(10,841)	(6,096)
Collection legal costs	--	(129)	(5,457)
General and administrative	(3,648)	(5,380)	(6,162)
Restructuring charges	--	(1,388)	--
Interest payments	(1,989)	(5,207)	(4,817)
Other income and expense	205	159	197
(Increase) decrease in restricted cash	(2,939)	471	(585)
Net cash provided by (used in) operating activities	(3,405)	(15,831)	8,853
Investing activities
Purchases of receivable portfolios	(51,969)	(4,433)	(39,030)
Collections applied to principal of receivable portfolios	(3,712)	15,918	16,398
Proceeds from sales of receivable portfolios	317	706	1,150
Cash acquired in acquisition of assets from West Capital	--	10	--
Proceeds from the sale of property and equipment	--	984	137
Purchases of property and equipment	(4,127)	(786)	(428)
Net cash provided by (used in) investing activities	(59,491)	12,399	(21,773)
Financing activities
Proceeds from notes payable and other borrowings	78,519	66,361	28,936
Repayment of notes payable and other borrowings	(38,106)	(59,607)	(14,440)
Capitalized loan costs relating to financing arrangement	(1,370)	(1,893)	(55)
Issuance of common stock through initial public offering	22,500	--	--
Capitalized costs relating to initial public offering of
common stock	(2,781)	--	--
Purchase of treasury stock	--	(128)	--
Repayment of capital lease obligations	(172)	(765)	(997)
Net cash provided by financing activities	58,590	3,968	13,444
Net increase (decrease) in cash	(4,306)	536	524
Cash, beginning of year	4,658	352	888
Cash, end of year	$ 352	$ 888	$ 1,412

MCM Capital Group, Inc.
Consolidated Statements of Cash Flows (continued)

Reconciliation of Net Loss to Net Cash (Used in) Provided by Operating Activities

Years ended December 31
1999	2000	2001

(In Thousands)

Net loss	$ (51)	$(23,730)	$(10,865)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	964	2,154	2,481
Amortization of loan costs	128	1,145	1,457
Amortization of debt discount	--	94	146
Gain on sales of receivable portfolios	(57)	--	--
(Gain) loss on sales of property and equipment	--	227	(11)
Deferred income tax expense (benefit)	(34)	(6,839)	1,149
Increase (decrease) in income on retained interest	(7,836)	(3,394)	10,816
Increase (decrease) in income on receivable
portfolios	--	--	450
Amortization of servicing liability	(2,177)	(1,430)	--
Write-off of basis of settled portfolios	--	427	--
Provision for portfolio losses	--	20,886	--
Changes in operating assets and liabilities
(Increase) decrease in service fee receivable	(273)	379	--
(Increase) decrease in restricted cash	(2,939)	471	(585)
(Increase) decrease in other assets	(153)	24	(1,593)
Note payable issued in lieu of interest payment	--	613	1,308
Settlement of amount payable under receivable
purchase contract	--	(2,323)	--
Increase (decrease) in accounts payable and
accrued liabilities	9,023	(4,535)	4,100
Net cash provided by (used in) operating activities	$(3,405)	$(15,831)	$ 8,853
Supplemental schedules of non-cash investing activities:
Property and equipment acquired under capital leases	$ 928	$ 1,737	$ --
Supplemental schedules of non-cash financing activities:
Issuance of common stock warrants in connection with
debt agreements	$ --	$ 1,634	$ 153
Issuance of common stock in connection with the
Acquisition of certain assets of West Capital
Fair value of assets acquired	$ --	$ 2,419	$ --
Fair value of liabilities assumed	--	(1,744)	--
Common stock issued	$ --	$ 675	$ --

See accompanying notes to consolidated financial statements.

1.  Significant Accounting Policies

Ownership and Description of Business

MCM Capital Group, Inc. (“MCM Capital”) is a holding company whose principal assets are its investments in its wholly-owned subsidiaries (collectively referred to herein as the “Company”). The Company is a financial services company specializing in the recovery, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company’s receivable portfolios consist primarily of charged-off domestic credit card receivables purchased from national financial institutions and major retail corporations. Acquisitions of receivable portfolios are financed by operations and borrowings from third parties (Note 6).

Liquidity

The Company has incurred net losses totaling $51,000, $23,730,000 and $10,865,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company also had a stockholders’ deficit totaling $2,358,000 at December 31, 2001 and, on a pro forma basis, after taking into consideration certain transactions occurring subsequent to December 31, 2001 (see Note 14), a pro forma stockholders’ equity totaling $7,307,000 (unaudited) at December 31, 2001. On a pro forma basis, the Company minimally complies with the net worth covenants relating to its debt facilities (see Note 4). However, the Company is not in compliance with the cumulative collections covenant relating to its Warehouse Facility and Securitization 99-1 financings (see Note 4). The Company has experienced positive cash flow from operations during 2001 and for the first two months of 2002 (unaudited). The Company has also experienced a trend towards achieving profitability, which management of the Company believes will occur by the second quarter of 2002. Management of the Company believes that the Company has sufficient liquidity, given its expectation of positive cash flow from operations, the transactions that occurred in February of 2002 (see Note 14) and the availability under its Revolving Line of Credit (see Note 14) and Secured Financing Facility, to fund the Company’s operations for the foreseeable future. However, there can be no assurances that the Company will successfully return to profitability, continue to generate positive cash flow from operations, and continue to satisfy its debt covenants relating to its debt financings. If the Company is unable to achieve its plans, continue to satisfy its debt covenants or is removed as servicer of the Warehouse Facility and Securitization 99-1 financings (see Note 4) or its Secured Financing Facility, the Company may need to: (i) sell certain of its receivable portfolios for cash, (ii) raise additional funds through capital or debt, which may not be available on terms acceptable to the Company, or at all, (iii) reduce the Company’s number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of the Company or seek protection under reorganization, insolvency or similar laws.

Principles of Consolidation

The consolidated financial statements include MCM Capital and its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation and MRC Receivables Corporation. All material intercompany transactions and balances have been eliminated. One wholly-owned subsidiary, Midland Receivables 98-1, is not consolidated (Note 4).

Restricted Cash

Restricted cash represents cash reserve accounts pledged to the Warehouse Securitization, Securitization 99-1 and Secured Financing Facility, and undistributed collections held on behalf of trustees and principals (see Notes 4 and 13).

Investment in Receivable Portfolios

The Company accounts for its investment in receivable portfolios on the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”. Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis, adjusted for accrued income and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the estimate of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, the Company accounts for those portfolios on the cost recovery method. During 2000, the Company recorded impairment charges of approximately $20,886,000 against the carrying value of the portfolios (see Note 3). No provision for losses was recorded during the years ended December 31, 1999 and 2001.

Securitization Accounting

Statement of Financial Accounting Standards (“SFAS”) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when, based on specifically defined criteria, control has been surrendered and the assets transferred have been legally isolated. The basis of securitized financial assets is allocated to the receivables sold, the servicing asset or liability and retained interest based on their relative fair values at the transfer date. The gain or loss on the securitization transaction is determined by comparing proceeds received to the allocated basis of the securitized assets.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that replaces, in its entirety, SFAS No. 125. The accounting treatment prescribed by this pronouncement was effective for fiscal years ending after December 15, 2000 for disclosure purposes. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

Retained Interest in Securitized Receivables

In 1999 and 2000, the Company’s investment in retained interest in securitized receivables was treated as a debt security similar to an available-for-sale security and was carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 125. This original cost basis was adjusted to fair value, which was based on the discounted anticipated future cash flows on a “cash out” basis, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method was used to project cash collections to be received only after all amounts owed to investors had been remitted.

Income on the retained interest was accrued based on the effective interest rate applied to its original cost basis, adjusted for accrued interest and principal paydowns. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for the underlying pool of securitized receivables.

In January 2001, the Emerging Issues Task Force reached a consensus on EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 requires companies to account for all changes in forecasted revenues for retained beneficial interests prospectively through a change in the effective interest rate. The Company adopted EITF 99-20 on its effective date, April 1, 2001. Pursuant to EITF 99-20, the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts and decreased by actual cash collections. The retained interest is estimated to yield a monthly return based on estimated net cash flows derived from historical cash flows. The unrealized gain reflected as a component of stockholders’ equity net of tax is recognized in income utilizing the effective interest method (See Note 4).

The Company monitors impairment of the retained interest based on discounted anticipated future cash flows of the underlying receivables compared to the original cost basis of the retained interest, adjusted for unpaid accrued interest and principal paydowns. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The retained interest is evaluated for impairment by management quarterly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest’s original cost basis, adjusted for unpaid accrued interest and principal paydowns, is greater than the present value of expected future cash flows. No provision for losses was recorded in 1999, 2000 or 2001.

The retained interest is held by a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, Midland Receivables 98-1 Corporation. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Servicing Liability

During 1999, the Company recorded a servicing liability related to its obligation to service the securitized receivables. The servicing liability was amortized to reduce servicing expense in proportion to and over the estimated period of servicing provided for third-party acquirers of securitized receivables. The sufficiency of the servicing liability was assessed based on the fair value of the servicing contract as compared to the carrying amount of the servicing liability. Fair value was estimated by discounting anticipated future net servicing revenues or losses using assumptions the Company believed market participants would use in their estimates of future servicing income and expense. The servicing liability was fully amortized in 2000.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line or an accelerated method over the estimated useful lives of the assets as follows:

Leasehold improvements	Lesser of lease term or useful life
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 5 years
Vehicles	5 years

Maintenance and repairs are charged to expense in the year incurred. Expenditures for major renewals that extend the useful lives of fixed assets are capitalized and depreciated over the useful lives of such assets.

Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities (see Note 7).

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation. In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the exercise price of the stock options (see Note 11).

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

Investment in receivable portfolios: The fair value is estimated based on recent acquisitions of similar receivable portfolios or discounted expected future cash flows in those cases where the amounts and timing of projected future cash flows are determined to be reasonably estimable. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The fair value of the Company's investments in receivable portfolios is estimated to be $26,892,000 and $49,437,000 versus a carrying value of $25,969,000 and $47,001,000 at December 31, 2000 and 2001, respectively.

Retained interest in securitized receivables: Fair value is estimated by discounting anticipated future cash flows using a discount rate based on specific risk factors. The fair value of the Company's investment in retained interest in securitized receivables is estimated to be $31,616,000 and $18,999,000 versus a carrying value of $31,616,000 and $17,926,000 at December 31, 2000 and 2001, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from receivable portfolios owned and those underlying the Company's retained interest. Significant estimates have also been made with respect to the Company's contingent interest obligation (see Note 6). Actual results are likely to materially differ from these estimates, making it reasonably possible that a material change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment of collectibility may change based on actual results and other factors.

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

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Loss Per Share

Loss per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic and diluted loss per share include no dilution and are computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Potential common shares excluded from the computation of loss per share totaled 274,000, 2,450,000, and 2,441,000 for years ended December 31, 1999, 2000 and 2001.

Reclassifications

Certain prior years amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and the measure of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not engage in derivative or hedging activities and, accordingly, there was no impact to its consolidated financial statements upon implementation of SFAS No. 133.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of FIN 44 did not have a material impact on the consolidated results of operations or financial position of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect that SFAS No. 141 will have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect that SFAS No. 142 will have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company's consolidated financial statements beginning January 1, 2002. The Company does not expect the SFAS No. 144 will have a material impact on the Company's consolidated financial position or results of operations.

2.  Acquisition of Certain Assets of West Capital Financial Services Corp. and Restructuring Charges

On May 22, 2000, Midland Acquisition Corporation ("MAC"), a Delaware corporation and a wholly-owned subsidiary of the Company, completed the acquisition of certain operating assets and the assumption of certain operating liabilities of WCFSC, Inc., formerly known as West Capital Financial Services Corp. ("West Capital"), a California corporation, pursuant to an Asset Purchase Agreement (the" Purchase Agreement"). West Capital was a majority owned subsidiary of Sun America, Inc. The aggregate consideration paid by the Company to West Capital for such net assets acquired was 375,000 shares of MCM common stock valued at approximately $633,000 as of May 22, 2000 based on a closing price of $1.6875 per share.

The assets acquired include three portfolios of charged-off credit card receivables, all of the fixed assets of West Capital, and certain agreements and licenses used by West Capital in the operation of its business. Various assets that were acquired pursuant to the Purchase Agreement were used as part of West Capital's business of collecting charged-off credit card receivables, including computer hardware and software, telephone equipment, and other related equipment. MAC licensed the assets to Midland Credit which has continued to use those assets in similar operations. As part of the transaction, all of the previous employees of West Capital were offered and accepted employment by Midland Credit.

In a separate but related transaction, the Company acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation, a California corporation and wholly-owned subsidiary of West Capital ("WCFSC SPC"), pursuant to a trust receivables purchase agreement, dated May 22, 2000, by and among MCM Capital, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. The consideration for the acquisition consisted of 25,000 shares of MCM Capital's common stock with a value of approximately $42,000 based on a closing price of $1.6875 per share on May 22, 2000.

On the acquisition date, Midland Credit also became the successor servicer to a pool of charged-off consumer accounts that were owned by West Capital Receivables Corporation I, a California corporation and wholly owned, bankruptcy-remote subsidiary of West Capital. Under the terms of the servicing contract, Midland Credit earns a servicing fee for collections of these receivables (see Note 13).

In conjunction with the West Capital transaction, certain former officers of West Capital replaced certain officers of the Company, which resulted in severance charges of approximately $898,000 recorded during 2000. Additionally, the Company closed its operations center in Hutchinson, Kansas in June 2000. The closure resulted in additional severance charges of approximately $210,000 for 93 employees terminated. The Company also recorded a loss of approximately $280,000 pertaining to the disposition of the Hutchinson facility. The entire reserve was utilized in the third quarter of 2000.

In December 2000, the Company repurchased the 400,000 shares from SunAmerica for $128,000.

3.  Investment in Receivable Portfolios

During the first quarter of 2000, the Company determined that twenty-two of its receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with expectations and historical results for the specific type of receivables within those portfolios. This non-performance was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations contained in the related purchasing contracts. At the time impairment was identified, the Company was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans", the Company ceased accrual of income on these portfolios effective January 1, 2000.

During the second quarter of 2000, using newly acquired proprietary statistical models, Company management estimated the amount and timing of anticipated collections, and therefore the recoverable value of these portfolios. As part of that process, the Company was able to isolate many of the portions of those portfolios containing what the Company considered ineligible assets. Based on the Company's calculations and statistical analysis, the Company recorded impairment charges of $20,886,000 against the carrying value of certain portfolios for the year 2000. Effective July 1, 2001, all portfolios previously impaired, and still having carrying values, returned to accrual status since collection history provided the Company the ability to reasonably estimate the amount and timing of anticipated collections. Effective October 1, 2001, one of the portfolios returned to accrual status on July 1, 2001 and an additional seven portfolios, with carrying values aggregating $1,500,000 at December 31, 2001, were changed to the cost recovery method as the Company deemed the collection history as unpredictable making it not possible to reasonably estimate the amount and timing of future collections. For the year ended December 31, 2001, $1,500,000 of income was recognized as income pertaining to the portfolios previously impaired that would not have been recognized had such portfolios remained on the cost recovery method.

For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the year ended December 31, 2001, approximately $5,274,000 was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered compared to $3,683,000 during the year ended December 31, 2000. The Company did not recognize any income in 1999 for collections on portfolios on which the related net book value had been fully recovered. The following summarizes the changes in the balance of the investment in receivable portfolios for the years ended December 31:

1999	2000	2001

(In Thousands)

Balance, beginning of year	$ 2,052	$ 57,473	$ 25,969
Purchase of receivable portfolios	51,969	4,433	39,030
Receivable portfolios acquired in the
West Capital transaction	--	2,000	--
Write-off of basis of settled portfolios	--	(427)	--
Provision for portfolio losses	--	(20,886)	--
Collections applied to receivable
portfolios	(9,408)	(28,375)	(45,305)
Revenue accreted on receivable portfolios	12,860	11,751	27,307

Balance, end of year	$ 57,473	$ 25,969	$ 47,001

4.  Securitization of Receivable Portfolios

1998 Securitization/Sale
On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, issued non-recourse notes in the principal amount of $33,000,000, which had a fixed interest rate of 8.63%. These notes were repaid in full on September 11, 2000. The 1998 Securitization was accounted for as a sale under the provisions of SFAS No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Accordingly, the Company recorded a retained interest and a servicing liability, and recognized a gain of approximately $9,300,000 in 1998.

In connection with the securitization, the Company received a servicing fee equal to 20% of the gross monthly collections of the securitized receivables through September 11, 2000, the date of repayment of the notes. During 1999 and 2000, the Company recorded servicing fees of $5,228,000 and $3,662,000, respectively. At the time of the transaction, the benefits of servicing the securitized receivables were not expected to adequately compensate the Company for the servicing arrangement; therefore, the Company recorded a servicing liability of $3,607,000. The Company recorded amortization of $2,177,000 and $1,430,000 related to the servicing liability during 1999 and 2000, respectively. In conjunction with the repayment of the note payable, the servicing liability was fully amortized in September 2000.

As a result of the securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest was collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the note holders. At the time of the transaction, the Company recorded the retained interest at an allocated basis in the amount of $15,848,000 based on its relative fair value, as discussed in Note 1. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying consolidated statements of stockholders’ equity. The deferred income taxes associated with the unrealized gain were $2,880,000 and $799,000 as of December 31, 2000 and 2001, respectively.

The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. Pursuant to EITF 99-20, the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts and decreased by actual cash collections. The retained interest is estimated to yield a monthly return of approximately 3.8% based on estimated net cash flows derived from historical and projected collection results After the notes were repaid in full as of September 2000, all collections of the underlying securitized receivables have been applied against the principal and interest of the investment in retained interest.

The following summarizes the changes in the balance of the investment in retained interest for 2001 (in thousands):

	Amortized	Unrealized	Carrying
	Cost	Gain	Value
Balance at December 31, 2000	$ 26,748	$ 4,868	$ 31,616
Interest accrued	9,806	--	9,806
Refund of deposit	50	--	50
Payments received	(20,675)	--	(20,675)
Decrease in unrealized gain	--	(2,871)	(2,871)
Balance at December 31, 2001	$ 15,929	$ 1,997	$ 17,926

The following summarizes the changes in the balance of the investment in retained interest for 2000 (in thousands):

	Cash	Amortized	Unrealized	Carrying
	Reserves	Cost	Gain	Value
Balance at December 31, 1999	$ 660	$ 22,694	$ 7,201	$ 30,555
Interest accrued	--	11,679	--	11,679
Refund of reserve account	(660)	--	--	(660)
Payments received	--	(7,625)	--	(7,625)
Decrease in unrealized gain	--	--	(2,333)	(2,333)

Balance at December 31, 2000	$ --	$ 26,748	$ 4,868	$ 31,616

The following summarizes the changes in the balance of the investment in retained interest for 1999 (in thousands):

	Cash	Amortized	Unrealized	Carrying
	Reserves	Cost	Gain	Value
Balance at December 31, 1998	$ 990	$ 14,858	$ 8,138	$ 23,986
Refunds of reserve account	(330)	--	--	(330)
Income accrued	--	7,836	--	7,836
Decrease in unrealized gain	--	--	(937)	(937)

Balance at December 31, 1999	$ 660	$ 22,694	$ 7,201	$ 30,555

1999 Warehouse and 1999 Securitization Financing

On March 31, 1999, MCM Capital, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35,000,000 securitized receivables acquisition facility (the “Warehouse Facility”), structured as a term loan with a final payment date of December 15, 2004. As of December 31, 2001, the balance outstanding under this facility amounts to $8,211,000 (see Note 6). The facility accrues interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) or 3.3% per annum at December 31, 2001. On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of MCM Capital, issued securitized non-recourse notes in the amount of $28,900,000, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $12,436,000 at December 31, 2001 (see Note 6). The Warehouse facility and Securitization 99-1 are collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $13,311,000 and cash reserve and collection accounts of $2,188,000 at December 31, 2001, and are insured through a financial guaranty insurance policy. The insurance policy requires the payment of base premium on a monthly basis and an additional premium which is due at the debt maturity. The deferred premium totaled $453,000 and $1,252,000 at December 31, 2000 and 2001, respectively, which has been reflected in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The Warehouse Facility and Securitization 99-1 have been accounted for as financing transactions.

The Warehouse Facility and Securitization 99-1 agreements, as amended, provide, among other things, that MCM Capital (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the Warehouse Facility and Securitization 99-1, (iii) must maintain on a consolidated basis a minimum net worth of $7.3 million, and (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000. The Company was in default of the cumulative collections and the net worth covenants at December 31, 2001, for which it has not received a waiver (see Note 1, Liquidity). On February 22, 2002, the Company was in compliance with the minimum net worth covenant (see Note 14). The Company has received a notice of default from the trustee of the Warehouse Facility and the Securitization 99-1 financing; however, the Company has been reappointed as servicer through April 30, 2002. Income related to the Warehouse Facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated statement of financial condition. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

5.  Property and Equipment

Property and equipment consist of the following at December 31:

	2000	2001

	(In Thousands)
Furniture, fixtures and equipment	$ 1,105	$ 1,171
Computer equipment and software	7,700	7,852
Telephone equipment	1,677	1,652
Leasehold improvements	205	279

	10,687	10,954
Accumulated depreciation and amortization	(3,263)	(5,710)

	$ 7,424	$ 5,244

6. Notes Payable and Other Borrowings

The Company is obligated under the following borrowings:

	2000	2001

	(In Thousands)
Notes payable, Securitization 99-1, 10.00% per annum,
due December 15, 2004 (Note 4)	$ 19,619	$ 12,436
Revolving line of credit at the Prime Rate, 4.75% per annum
at December 31, 2001, due April 15, 2003	12,947	14,729
Warehouse facility, LIBOR plus 1.17%, 3.30% per annum
at December 31, 2001, due December 15, 2004 (Note 4)	11,201	8,211
Senior notes, 12.00% per annum, due January 15, 2007 (Note 14)	10,000	10,000
Secured financing facility, floating rate, 7.75% per annum
at December 31, 2001, due various dates through March 28, 2003	401	23,291
Payment-in-Kind Notes, 12% per annum, due July 1, 2005 (Note 14)	613	1,921
Various installment obligations, 7.7% per annum	5	--

	54,786	70,588
Less: Unamortized debt discount	(1,516)	(1,373)

	$ 53,270	$ 69,215

The Company entered into the Sixth Amended and Restated Promissory Note effective March 22, 2002 to renew the Company’s revolving line of credit. The $15,000,000 revolving line of credit carries interest at the Prime Rate and matures on April 15, 2003. Certain stockholders of MCM Capital, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. Triarc has $15,700,000 of highly liquid United States government agency securities in a custodial account at the financial institution providing the revolving credit facility. Such securities under the guarantees of the revolving credit borrowings are subject to set off under certain circumstances if the parties to the guarantees of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. At December 31, 2000 and 2001, the Company had available unused lines of credit in the amount of $2,053,000 and $271,000, respectively (see Note 14).

In January 2000, the Company obtained additional financing through the issuance of $10,000,000 principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit Management, Inc.and Triarc. In connection with the issuance of the notes, the Company issued warrants to the noteholders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semiannual interest payments on January 15 and July 15; however, during the first two years the notes are outstanding, interest may be paid in kind at the Company’s option through issuance of additional 12% senior notes due July 1, 2005. For the interest payments due in January 2001 and July 2000 and 2001, the Company issued a 12% senior note in the aggregate amount of $1,921,000. On February 22, 2002, the institutional investor forgave $5,323,000 of outstanding debt, consisting of a $2,750,000 reduction in the original note balance, the forgiveness of $1,921,000 in Payment-in-Kind Notes, and the forgiveness of $652,000 in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 14).

On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75,000,000 secured financing facility (the “Secured Financing Facility”). The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3% per annum and is payable weekly. Once the outstanding balance under this facility exceeds $25,000,000, the floating rate margin reduces by 1% on the amounts in excess of $25,000,000. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender equally share remaining cash flows from the receivable portfolios. The first funding under this financing facility occurred in December 2000 in connection with the purchase of receivable portfolios in the amount of approximately $401,000. During the year ended December 31, 2001, the Company purchased portfolios with a face value of $1,553,000,000 at a price of approximately $39,000,000 and recorded approximately $2,378,000 in contingent interest relating to the 50% cash flow sharing agreement. Also, see warrants issued in conjunction with this facility at Note 9. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

On October 31, 2000, the Company entered into an agreement with a related party for a secured revolving credit facility in the amount of $2,000,000 at 12% and a funding expiration date of December 31, 2000. The facility is secured by the Company’s assets. At December 31, 2001, the Company had not drawn any funds against this line of credit. Such facility expired at December 31, 2001. Certain warrants were issued in conjunction with this facility (see Note 9).

7.  Income Taxes

The provision for income taxes on income before extraordinary charge consists of the following for the years ended December 31:

	1999	2000	2001

	(In Thousands)
Current expense (benefit):
Federal	$ --	$ (418)	$ --
State	--	--	--

	--	(418)	--

Deferred expense (benefit):
Federal	(27)	(5,422)	892
State	(7)	(1,417)	257

	(34)	(6,839)	1,149

	$ (34)	$ (7,257)	$ 1,149

The Company has Federal and state net operating loss carryforwards of approximately $14,240,000 and $2,700,000, respectively, as of December 31, 2001. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur (see Note 14), there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. The net operating losses for Federal purposes generated in 1999, 2000 and 2001 of $6,800,000, $2,600,000 and $3,600,000, respectively, expire in 2019, 2020 and 2021, respectively. The remaining balance expires in the year 2018. The net operating losses for state income tax purposes generated in 2000 and 2001 of $195,000 and $2,500,000, respectively, expire in 2010 and 2011.

The components of deferred tax assets and liabilities consist of the following as of December 31:

	2000	2001

	(In Thousands)
Deferred tax assets:
Net operating losses	$ 4,378	$ 5,140
Accrued expenses	700	993
Differences in income recognition related to receivable
portfolios and retained interest	2,456	4,870
	7,534	11,003

Less valuation allowance	(5,132)	(9,648)

	2,402	1,355

Deferred tax liabilities:
Unrealized gain on retained interest in securitized
receivables	(1,948)	(799)
Difference in basis of depreciable assets	(454)	(556)

	(2,402)	(1,355)

Net deferred tax liability	$ --	$ --

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that some uncertainty exists with respect to the future utilization of net operating losses and other deferred tax assets; therefore, the Company has provided a valuation allowance relating to such items.

The 1998 securitization transaction qualified as a financing for income tax purposes; therefore, the Company recorded a deferred tax liability pertaining to the unrealized gain on the retained interest in the amount of $3,255,000, as no gain was recorded for income tax purposes. The decrease during 2000 and 2001 in the deferred tax liability of $932,000 and $1,149,000, respectively, relates to the decrease in the unrealized gain on retained interest in securitized receivables which is recorded as a component of other comprehensive loss in the accompanying consolidated statements of stockholders’ equity (deficit).

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum were as follows for the years ended December 31:

1999	2000	2001

(In Thousands)

Computed "expected" federal income
tax benefit	$(30)	$(10,845)	$(3,401)
Increase (decrease) in income taxes
resulting from:
State income taxes, net	(4)	(1,612)	--
Other adjustments, net	--	68	34
Increase in valuation allowance	--	5,132	4,516

	$(34)	$(7,257)	$ 1,149

8.  Leases

The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $617,000, $1,122,000 and $1,306,000 during 1999, 2000 and 2001, respectively. Commitments for future minimum rentals are presented below for the years ending December 31 (in thousands):

2002	$1,313
2003	1,097
2004	532
$2,942

The Company leases certain property and equipment through capital leases. These long-term leases are noncancelable and expire on varying dates through 2004. At December 31, 2000 and 2001, the cost of assets under capital leases is $2,995,000. The related accumulated amortization as of December 31, 2000 and 2001, was $454,000 and $1,153,000, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense. Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31 (in thousands):

2002	$ 954
2003	344
2004	78

1,376
Less amount representing interest (at rates ranging
from 4.1% to 19.9% per annum)	(140)

$ 1,236

9.  Common Stock Warrants

In connection with the issuance of $10,000,000 of 12% senior notes to an institutional lender in January 2000 (see Note 6), the Company issued warrants to the lender and to Triarc to acquire 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. The Company also paid a fee to Triarc in the amount of $200,000 as consideration of Triarc’s guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the value of the warrants for allocation to the $10,000,000 principal amount. The warrants were valued at $3.05 per share and, thus, recorded as a component of stockholders’ equity (deficit) in the amount of $1,611,000 with the same amount recorded as debt discount relating to the $10,000,000 note payable. The $1,611,000 debt discount is being amortized as interest expense over the five-year exercise period of the warrants, resulting in a remaining debt discount balance of $1,373,000 at December 31, 2001. The agreements pursuant to which the warrants were issued contain anti-dilution provisions which, as of December 31, 2001, have resulted in the issuance of additional warrants to purchase shares of the Company’s common stock to the lender and Triarc totaling 5,241 and 1,275, respectively, at the $0.01 per share. The anti-dilution warrants were valued at $3,000 and recorded as a component of stockholders’ equity (deficit) and as debt discount relating to the $10,000,000 note payable. Subsequent to year-end, the institutional lender forgave warrants to purchase 200,000 shares of the Company’s common stock (see Note 14).

In connection with the execution of the $75,000,000 Secured Financing Facility that closed on December 20, 2000 (see Note 6), the Company issued warrants to purchase up to 621,576 shares of the Company’s common stock at $1.00 per share. Of the warrants issued, 155,394 shares were exercisable immediately, and the remaining warrants become exercisable in three equal tranches, each triggered at the time the Company has drawn an aggregate of $22,500,000, $45,000,000, and $67,500,000 against the facility. The first tranche was triggered during 2001, thus warrants representing 310,788 shares of the Company’s common stock under this facility were exercisable at December 31, 2001. The warrants exercisable in 2000 were valued at $155,000. The warrants that became exercisable during 2001 were valued at $57,000 and are recorded as deferred loan costs, and included in other assets, and as a component of stockholders’ equity (deficit).

In connection with the execution of the $2,000,000 revolving line of credit agreement on October 31, 2000 (see Note 6), the Company issued warrants to purchase 50,000 shares of the Company’s common stock at $0.01 per share. These warrants were valued at $24,000 and are recorded as a component of stockholders’ equity (deficit). During 2001, in connection with an amendment thereto and three funding date extensions, the Company issued warrants to purchase an additional 200,000 shares of the Company’s common stock at $0.01 per share. These warrants were valued at a total of $93,000 and are recorded as a component of stockholders’ equity (deficit).

10.  Employee Benefit Plan

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, subject to Internal Revenue Code limitations. Company management may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $84,000, $79,000 and $240,000 for 1999, 2000 and 2001, respectively.

11.  Stock-Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, permits the grant of stock or options to employees, directors and consultants. A total of 1,300,000 shares were approved by the stockholders for issuance under the 1999 Plan. Options may be granted at prices which exceed 50% of the fair market value on the date of the grant, and expire over a term not to exceed ten years. Options generally vest ratably over a five-year period, unless otherwise determined by the Board of Directors.

During 1999, 2000 and 2001, the Company granted stock options to purchase shares of its common stock to certain employees. These options become exercisable over the next five years in varying amounts depending on the terms of the individual option agreements and have a term of 10 years. Since the exercise price of the stock options was equal to the estimated market value of the underlying common stock at the date of grant, no compensation expense was recognized.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for these stock options under the fair-value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 2000 and 2001:

1999	2000	2001

Risk free interest rate	6%	6%	4.5%
Dividend yield	0%	0%	0%
Volatility factors of the expected market
price of the Company's common stock	33.6%	64.0%	140%
Weighted-average expected life of options	10 years	10 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	1999	2000	2001
Net loss, as reported	$ (51)	$(23,730)	$(10,865)
Pro forma net loss	$ (150)	$(24,122)	$(10,910)
Pro forma loss per share:
Basic	$ (0.03)	$ (3.25)	$ (1.52)
Diluted	$ (0.03)	$ (3.25)	$ (1.52)

A summary of the Company's stock option activity and related information is as follows:

				Weighted-
			Weighted-	Average
			Average	Fair Value
	Number of	Option Price	Exercise	of Options
	Shares	Per Share	Price	Granted
Outstanding at December 31, 1998	98,823	$ 3.04	$3.04
Granted	175,000	$4.13-$10.00	$7.68	$4.40

Outstanding at December 31, 1999	273,823	$3.04-$10.00	$6.00
Granted	1,250,000	$ 1.00	$1.00	$0.30
Expired	(273,823)	$ 6.00	$6.00

Outstanding at December 31, 2000	1,250,000	$ 1.00	$1.00
Granted	135,000	$ 1.00	$1.00	$0.43
Cancelled	(350,000)	$ 1.00	$1.00

Outstanding at December 31, 2001	1,035,000	$ 1.00	$1.00

The following table summarizes outstanding and exercisable options at December 31, 2001:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Exercise Price	Outstanding	Price	Life	Outstanding	Price

$ 1.00	1,035,000	$ 1.00	8.7 years	300,000	$1.00

12.  Public Offering of Common Stock

MCM Capital filed a registration statement with the Securities and Exchange Commission for an underwritten initial public offering (the “IPO”) of its shares of common stock. On June 25, 1999, prior to the IPO, MCM Capital merged with Midland Corporation of Kansas in which:

  MCM Capital was the surviving corporation.
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

On July 14, 1999, the Company sold 2,250,000 shares of common stock at $10 per share in its IPO. The Company received net proceeds of approximately $19,719,000 million after payment of all fees and expenses.

Note 13 - Commitments and Contingencies

Litigation
Federal and comparable state statutes may result in class action lawsuits which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages. The Company has not been subject to a class action lawsuit to date.

There are a number of lawsuits or claims pending or threatened against MCM Capital. In general, these lawsuits or claims have arisen in the ordinary course of our business and involve claims for actual damages arising from the alleged misconduct of the Company’s employees or its alleged improper reporting of credit information. Although the outcome of any litigation is inherently uncertain, based on past experience, the information currently available to the Company and, in some cases, the possible availability of insurance and/or indemnification from the originating institutions, management does not believe that any currently pending or threatened litigation or claims will have a material adverse effect on the Company’s consolidated operations or financial condition.

Management does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to the Company’s business will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Sales of Purchased Receivables
The Company sells certain purchased receivables, which it deems are otherwise uncollectable as a result of the debtors’ bankrupt status and other types of receivables. The sales agreement provides the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of December 31, 2001 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. The agreement is cancelable upon written notice. The agreement has certain performance covenants. The Company was in compliance with such covenants at December 31, 2001. The Company receives a service fee, as defined, for its collections that totaled $4,292,000 and $5,458,000 for the years ended December 31, 2000 and 2001, respectively. The service fee recognized during the year ended December 31, 2001, includes a non-recurring fee totaling $787,000 which relates to the Company’s assistance with the sale of a component of the pool it services.

14.  Subsequent Events

Sale of Preferred Stock and Debt Forgiveness
On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5,000,000 investment in MCM Capital Group, Inc. Immediately prior to such investment, the Purchasers on a collective basis beneficially owned in excess of 50% of the Company’s common stock. In a related transaction, one of the Company’s principal lenders, ING (U.S.) Capital LLC (“ING”), forgave $5,323,000 of outstanding debt and reduced its warrant position by 200,000 warrants (see Note 6). The completion of these two transactions increased the Company’s net worth by $9,665,000. See unaudited pro forma consolidated financial statement presentation below.

The Purchasers purchased 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a conversion price of $.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5,000,000 in the aggregate) plus all accrued and unpaid dividends thereon and a participation payment equal to shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event.

The Series A Preferred Stock ranks senior to the common stock and any other junior securities with respect to the payment of dividends and liquidating distributions. The Company is prohibited from issuing any capital stock that ranks senior to the Series A Preferred Stock without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Upon the occurrence of a qualified public offering, a change in control, or a sale of the Company, the Company may, by decision of the then independent members of the Board of Directors, redeem the outstanding Series A Preferred Stock in whole but not in part at an aggregate redemption price equal to the $5,000,000 liquidation preference plus the participation payment.

The holders of the Series A Preferred Stock are entitled to vote on an as converted basis with the holders of the common stock as a single class and have the right to vote as a class on certain specified matters. In the event that the Company fails to pay dividends for either two consecutive semi-annual periods or any four semi-annual periods, the Purchasers are entitled to designate two directors to serve on the Company’s Board of Directors for as long as at least 10% of the shares of the Series A Preferred Stock remain outstanding. The holders of the Series A Preferred Stock also have been granted registration rights in respect of the common stock underlying the Series A Preferred Stock.

As a result of the investment by the Purchasers, which was a condition to an amendment by ING of the Company’s note purchase agreement, the Company believes that it is in compliance with the net worth covenants under its credit agreements. However, the Company is not in compliance with collections covenants relating to its Warehouse Facility and Securitization 99-1 financing (see Notes 4 and 6).

The investment by the Purchasers was approved by the Company’s board of directors, following the recommendation of a special committee consisting of the Company’s independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

The following represents the unaudited pro forma effects of the sale of preferred stock and debt forgiveness on the Company’s unaudited condensed consolidated statement of financial position as of December 31, 2001, as if the transaction occurred on such date:

Unaudited Pro Forma Condensed Consolidated Statement of Financial Position
December 31, 2001
(In Thousands)

	Historical	Pro Forma		Pro Forma
	12/31/01	Adjustments		12/31/01
ASSETS
Cash-Unrestricted	$ 1,412	$ 5,000	(1)	$ 6,412
Cash-Restricted	3,053	--		3,053
Investment in Receivable Portfolios	47,001	--		47,001
Retained Interest in Securitized Receivables	17,926	--		17,926
Property and Equipment-net	5,244	--		5,244
Other assets, net	3,075	(138)	(2)	2,937

Total Assets	$ 77,711	$ 4,862		$ 82,573

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts Payable and Accrued Expenses	$ 9,618	$ (652)	(2)	$ 8,966
Notes Payable and Other Borrowings	70,588	(4,671)	(2)	65,917
Debt Discount - net	(1,373)	520	(2)	(853)
Capital Lease Obligations	1,236	--		1,236
Total Liabilities	80,069	(4,803)		75,266
Shareholders' Equity (Deficit)
Preferred Stock	--	5,000	(1)	5,000
Common Stock	72	--		72
Additional Paid-in-Capital	22,111	4,665	(2)	26,776
Unrealized Gain - AFS	1,196	--		1,196
Accumulated deficit	(25,737)	--		(25,737)

Total Shareholders' Equity (Deficit)	(2,358)	9,665		7,307

Total Liabilities and Stockholders' Equity (Deficit)	$ 77,711	$ 4,862		$ 82,573

(1)  Net proceeds from sale of 1,000,000 shares of preferred stock at $5.00 per share
(2)  Net effect of debt forgiveness as follows:

		Accrued
	Notes Payable	Interest	Total
Obligations before forgiveness	$ 11,921	$ 652	$ 12,573
Obligations after forgiveness	7,250	--	7,250

Debt forgiveness	$ 4,671	$ 652	5,323

Reduction of deferred loan costs, net, associated with debt forgiven			(138)
Reduction of debt discount, net, associated with debt forgiven			(520)

Net pro forma increase to additional paid-in-capital			$ 4,665

Employment Agreements
In March 2002, the Company entered into two employment agreements with executive officers. Such agreements generally provide for one year terms and base compensation aggregating $575,000 per annum, plus incentive compensation as defined. The agreements provide for severance payments of one an a half years and one year, respectively, upon termination without cause, as defined.

15.  Quarterly Information (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Amounts)
2000
Revenues	$ 7,887	$ 10,054	$ 10,161	$ 8,458
Total operating expenses	7,669	29,679	8,838	13,463
Net loss	(2,191)	(16,000)	(629)	(4,910)
Basic loss per share	(0.30)	(2.17)	(0.08)	(0.65)
Diluted loss per share	(0.30)	(2.17)	(0.08)	(0.65)

2001
Revenues	$ 8,677	$ 10,441	$ 13,569	$ 15,158
Total operating expenses	10,321	11,578	11,376	13,549
Net loss	(3,743)	(3,880)	(1,045)	(2,197)
Basic loss per share	(0.52)	(0.54)	(0.15)	(0.31)
Diluted loss per share	(0.52)	(0.54)	(0.15)	(0.31)

Item 9 - Changes in and Disagreements with Accountants

The Company filed a Form 8-K in May 2001 to report a change in its independent public accountants. The following sets forth the information included in the Form 8-K:

  On May 25, 2001, Ernst & Young LLP resigned as the Company's principal accountant.

  Ernst & Young LLP reported on the consolidated financial statements for the past two fiscal years. The consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, none were the opinions qualified or modified as to uncertainty, audit scope or accounting principles.

  For the Company’s two most recent fiscal years and subsequent interim periods preceding such resignation, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

  For the Company’s two most recent fiscal years and subsequent interim periods preceding such resignation, none of the “reportable events” listed in Item 304 (a) (1) (v) (A-D) of Regulation S-K occurred.

  The Company requested and received from Ernst & Young LLP the letter required by Item 304 (a) (3) of Regulation S-K. Such letter was filed as Exhibit 16.1 to the Form 8-K , and stated that Ernst & Young LLP agreed with the statements described therein made by the Company in the report in response to Item 304 (a) (1) of Regulation S-K.

The Company filed a Form 8-K in August 2001 to report that it had engaged BDO Seidman, LLP as the Company’s independent accounting firm. The following sets forth the information in the Form 8-K:

  The decision to engage BDO Seidman, LLP as the Company’s accountant was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

  The Company had not consulted with BDO Seidman, LLP on any matter during its two prior fiscal years or any later interim period.

Part III

Item 10 - Directors and Executive Officers of MCM

CARL C. GREGORY, III.    Mr. Gregory, age 57, has served since May 23, 2000 as a director and as President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Gregory was Chairman, President and Chief Executive Officer of West Capital Financial Services Corp. for the period beginning January 1998. Prior to joining West Capital, Mr. Gregory was Managing Partner of American Western Partners, a private investment firm, from January 1996 through January 1997. From 1993 through 1995, Mr. Gregory was Chairman, President and Director of MIP Properties, Inc., a public real estate investment trust. Mr. Gregory also serves as a director of Apex Mortgage Capital. Mr. Gregory received his undergraduate degree in Accounting from Southern Methodist University and an MBA from the University of Southern California.

ERIC D. KOGAN.    Mr. Kogan, age 38, has served as Chairman of the Board of the Company since February 1998. Mr. Kogan has served since March 1998 as Executive Vice President, Corporate Development of Triarc Companies, Inc. and certain of its subsidiaries. Prior thereto, Mr. Kogan was Senior Vice President, Corporate Development of Triarc from March 1995 to March 1998 and Vice President Corporate Development from April 1993. Mr. Kogan received his undergraduate degree from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago.

PETER W. MAY.    Mr. May, age 58, has served as a director of the Company since February 1998. Mr. May has served since April 1993 as director and President and Chief Operating Officer of Triarc and as a director or manager and officer of certain of Triarc's subsidiaries. Mr. May is also a general partner of DWG Acquisition Group, L.P. From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian Group, Limited Partnership. Mr. May was President and Chief Operating Officer of Triangle Industries, Inc. from 1983 until December 1988. Mr. May has also served as a director of Ascent Entertainment Group, Inc. from June 1999 to April 2000 and as a director of On-Command Corporation from February 2000 to April 2000. Mr. May holds BA and MBA degrees from the University of Chicago and is a Certified Public Accountant

ROBERT M. WHYTE.    Mr. Whyte, age 57, has served as a director of the Company since February 1998. Mr. Whyte has served since 1986 as an investment banker with Audant Investment Pty. Limited, most recently in the capacity of Executive Chairman. Since 1997, Mr. Whyte has been a director of Publishing and Broadcasting Limited, and also serves on the Board of Directors of various other companies. From 1992 to 1997, Mr. Whyte held non-executive directorships of Advance Bank Australia Limited and The Ten Group Limited. Mr. Whyte holds a bachelor's degree from the University of Sydney.

RICHARD A. MANDELL .    Mr. Mandell, age 59, has served as a director of the Company since June 2001. He currently is a private investor and financial consultant. Mr. Mandell was a Vice President - Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He also serves as a director of Sbarro, Inc.

RAYMOND FLEMING .    Mr. Fleming, age 45, has served as a director of the Company since June 2001. Mr. Fleming is the Treasurer of Consolidated Press Holdings Limited, a position he has held since joining that company in August 1999. From 1982 to 1999, Mr. Fleming worked within the Australian banking industry. Mr. Fleming holds a Bachelor of Economics degree from the University of Sydney and is a Fellow of the Australian Institute of Chartered Accountants.

EXECUTIVE OFFICERS

In addition to Carl C. Gregory, III, who is serving as the President and Chief Executive Officer of the Company and whose biography is set forth above, the following is a list of the Company’s other executive officers:

BARRY R. BARKLEY.    Mr. Barkley, age 58, joined the Company in May 2000 and serves as Executive Vice President and Chief Financial Officer. From March 1998 until joining the Company, Mr. Barkley was the Chief Financial Officer of West Capital Financial Services Corp. Mr. Barkley, a CPA, received a bachelor's degree from Purdue University in 1966 and received his MBA from Indiana University in 1970. From August 1990 to September 1995, Mr. Barkley was with Banc One Corporation, first as Chief Financial Officer and member of the Board of Directors of Bank One, Texas, NA and from January 1994, serving as Executive Director, Corporate Re-engineering. In October 1995, Mr. Barkley joined Great Western Financial Corporation as the Corporate Controller reporting to the Vice Chairman.

J. BRANDON BLACK.    Mr. Black, age 34, joined the Company in May 2000 and serves as Executive Vice President and Chief Operating Officer. From March 1998 until joining the Company, Mr. Black was the Senior Vice President of Operations for West Capital Financial Services Corp. Prior to joining West Capital, Mr. Black worked for First Data Resources during the period of September 1997 through April 1998 and for Capital One Financial Corporation from June 1989 until August 1997. Mr. Black received a bachelor's degree from William and Mary in 1989 and a Masters of Business Administration from the University of Richmond in 1996.

JOHN TREIMAN.     Mr. Treiman, age 40, joined the Company in May 2000 and serves as Senior Vice President and Chief Information Officer. From August 1998 until joining the Company, Mr. Treiman was a Vice President and the Chief Information Officer for West Capital Financial Services Corp. From January 1996 through July 1998 Mr. Treiman served as Vice President and Chief Information Officer for Frederick's of Hollywood. Additionally, Mr. Treiman served as Vice President and Chief Information Officer for the Welk Group and spent several years in consulting with KPMG Peat Marwick. Mr. Treiman received a bachelor's degree from UCLA in 1983 and received his MBA from the University of Southern California in 1986.

ROBIN R. PRUITT.  Ms. Pruitt, age 44, joined the Company in September 2001 and serves as Senior Vice President, General Counsel and Secretary. From June 2000 until joining the Company, Ms. Pruitt was Vice President and General Counsel of Mitchell International, Inc., a developer of claims estimating systems for insurance industries. Ms. Pruitt served as a Vice President of the Company during May and June 2000, and prior to that was Vice President and General Counsel of West Capital Financial Services Corp. from November 1998 to May 2000. From May 1995 to January 1998, Ms. Pruitt served as General Counsel of ComStream Corporation, a designer and manufacturer of satellite communications equipment. Ms. Pruitt received a bachelor's degree in Finance and Economics from the University of South Carolina in 1978 and a JD degree from Boston University School of Law in 1983.

SUSAN E. EMERY.  Ms. Emery, age 48, joined the Company in March 2001 and serves as Vice President and Controller. From November 1999 until joining the Company, Ms. Emery was a Director with Horizon Group Ventures, LLC, an investment banking and consulting firm. From September 1998 to November 1999, she served as Corporate Controller for Esquire Communications, Inc., a court reporting and temporary staffing services firm. From April 1997 to September 1998, Ms. Emery was Vice President, Finance and Administration of JS Foods, a restaurant franchise operator, and prior to that was Regional Controller of FPA Medical Management, Inc. from April 1996 to March 1997. Ms. Emery received a Bachelor of Business Administration degree from the University of Texas, El Paso, in 1987 and is a Certified Public Accountant.

JEROME MILLER.     Mr. Miller, age 51, joined the Company in May 2000 and serves as Senior Vice President of Human Resources. From May 1998 until joining the Company, Mr. Miller was the Vice President of Human Resources for West Capital Financial Services Corp. From December 1994 to May 1998, Mr. Miller was Director, Employment & Employee Relations for SunAmerica, Inc., a Fortune 500 financial services company. Mr. Miller received a bachelor's degree from the University of Scranton in 1971.

Item 11 - Executive Compensation

Independent directors currently receive a $15,000 annual retainer fee and a $1,000 per meeting fee for attendance at Board or committee meetings. Directors who represent significant stockholders receive no annual retainer fee and no per meeting fee. Directors are, however, reimbursed for their out-of-pocket expenses incurred in attending Board or committee meetings. The Company has also entered into Indemnification Agreements with each of its directors under which it has agreed to indemnify them to the fullest extent authorized by law against certain expenses and losses arising out of certain claims related to the fact that such person is or was a director of the Company or served the Company in certain other capacities.

The following table sets forth, for the fiscal years ended December 31, 2001, 2000 and 1999, respectively, the compensation awarded to or paid by the Company and its subsidiaries to each person who served as the Company’s Chief Executive Officer during 1999,2000, and 2001, and its most highly compensated executive officers at December 31, 2001 (the “Named Executive Officers”):

			Annual Compensation					Long-Term Compensation
					Awards			Payouts
				Other	Restricted	Securities			All
				Annual	Stock	Underlying		LTIP	Other
Name and Principal	Year	Salary	Bonus(1)	Compensation	Award(s)	Options/SARs	Payouts		Compensation
Position		($)	($)	($)	$		($)		($)

Carl C. Gregory III, (3)	2001	$350,000	$350,000	--	--	--		--	$3,886
Director, President and	2000	204,167	250,000	--	--	300,000	(2)	--	$2,650
Chief Executive Officer

Robert Koe (3)	2001	$117,404	--	--	--	--		--	--
Former Director,	2000	230,048	$93,750	--	--	--		--	$2,625
President and CEO	1999	99,517	$75,000	--	--	--		--	41,108

Frank Chandler (3)	2000	$230,048	--	--	--	--		--	--
Former Vice Chairman	1999	220,833	--	--	--	--		--	--

Brandon D. Black	2001	$204,487	$225,000	--	--	--		--	$2,532
Executive Vice	2000	116,667	150,000	--	--	200,000	(2)	--	$1,933
President and
Chief Operating Officer

Barry R. Barkley	2001	$217,949	$225,000	--	--	--		--	$2,569
Executive Vice	2000	116,667	75,000	--	--	200,000	(2)	--	$2,057
President and Chief
Financial Officer

John Treiman,	2001	$172,276	$ 51,000	--	--	--		--	$2,513
Senior Vice President and	2000	97,805	41,250	--	--	75,000	(2)	--	$1,716
Chief Information Officer

Jerome Miller,	2001	$126,555	$ 13,000	--	--	--		--	$2,396
Senior Vice President	2000	72,917	31,250	--	--	75,000	(2)	--	$1,171
of Human Resources

  Bonuses for 2001 were approved by the Board of Directors on January 24, 2002 and are to be paid in April 2002.

  The Board of Directors granted options on January 25, 2001, awarded on May 22, 2000.

  Mr. Gregory succeeded Mr. Koe as President and Chief Executive Officer on May 22, 2000. Mr. Koe was under a severance agreement thereafter. He previously succeeded Mr.Frank Chandler as Chief Executive Officer on July 22,1999 who was under a severance agreement thereafter.

Options/SAR Grants

There were no grants of stock options to the Named Executive Officers of MCM during 2001 other than the options granted on January 25, 2001 that were reported in the Company’s Form 10-K for the year 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto, the Company reports the following:

Reporting Person	No. of Late Reports	No. Transactions Not Timely Reported	Known failures to file
Raymond Fleming	1	1	0
Eric D. Kogan	1	1	0
Richard A. Mandell	1	1	0

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of the Company’s Common Stock as of March 27, 2002, by: (i) each director of the Company, (ii) the Named Executive Officers, (iii) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, and (iv) all executive officers and directors as a group.

Unless otherwise indicated, the address of each of the listed stockholders is 5775 Roscoe Ct., San Diego, California 92123. The number of shares includes shares of Common Stock owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control or the power of disposition.

	Shares
Beneficial Owner	Beneficially	Beneficial Ownership
Name and Address	Owned	Percentage
Consolidated Press International Holdings
Limited (2)
54-58 Park Street	6,299,396	55.2%
Sydney, NSW 2001, Australia

Nelson M. Peltz (3)	4,946,010	45.3%
c/o Triarc Companies, Inc.
280 Park Avenue
New York, NY 10017

Triarc Companies, Inc (4)	2,472,542	27.4%
280 Park Avenue
New York, NY 10017

DWG Acquisition Group, L.P. (5)	2,472,542	27.4%
c/o Triarc Companies, Inc.
280 Park Avenue
New York, NY 10017

Madison West Associates Corp. (6)	2,371,267	26.6%
c/o Triarc Companies, Inc.
280 Park Avenue
New York, NY 10017

Neale M. Albert (7)	1,743,818	21.7%
c/o Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, NY 10019

Frank I. Chandler (8)	1,000,579	14.0%

Carl C. Gregory, III	150,000	2.1%

Barry R. Barkley	100,000	1.4%

J. Brandon Black	100,000	1.4%

Jerome K. Miller, Jr	37,500	*

John R. Treiman	37,500	*

Eric D. Kogan (9)	475,160	6.4%

Raymond Fleming	--	*

Richard A. Mandell	--	*

Peter W. May (10)	3,629,042	36.7%

Robert M. Whyte (11)	1,217,500	14.9%

All directors and executive officers of the
Company as a group(12 persons) (12)	3,274,160	33.5%

Please see footnotes that follow:

*      Less than one percent.

  The numbers and percentages shown include the shares of Common Stock actually beneficially owned as of March 27, 2002, and the shares of Common Stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 27, 2002, upon the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

  According to Amendment No. 3 to Schedule 13D filed on February 27, 2002 by Consolidated Press International Holdings Limited ("CPIHL") and C. P. International Investments Limited ("CPII") to further supplement and amend the Schedule 13D originally filed by CPIHL and CPII on February 22, 2000, as supplemented and amended by Amendment No. 1 dated March 22, 2001 and by Amendment No. 2 dated August 28, 2001, each of CPII and CPIHL may be deemed the beneficial owners of these shares. The shares reported include 2,049,396 shares directly owned by CPII, 250,000 warrants (the "CTW Warrants") issued to CTW Funding, LLC ("CTW"), and 4,000,000 shares issuable upon conversion of the 400,000 shares of the Company's Series A Senior Cumulative Participating Convertible Preferred Stock (the "Series A Preferred Stock") held by CPII. CTW is 60% owned by CPII, 25% owned by Triarc Companies, Inc. and 15% owned by Robert M. Whyte, a director of the Company. CPIHL and CPII each share voting and dispositive power with respect to the 2,049,396 shares of Common Stock and the 400,000 shares of Series A Preferred Stock. Additionally, CPIHL and CPII share voting and dispositive power with respect to the CTW Warrants with the other members of CTW.

  According to a Schedule 13D filed on March 4, 2002 (the "Madison West 13D") by Madison West Associates Corp ("Madison"), Triarc Companies, Inc. ("Triarc"), Nelson Peltz, Peter W. May, Neale M. Albert and DWG Acquisition Group, L.P. ("DWG"), Mr. Peltz is a co-trustee of the Nelson Peltz Children's Trust (the "NP Trust") and in such capacity shares voting and dispositive power over the 581,310 shares of Common Stock directly owned by the NP Trust, the 21,008 shares issuable to the NP Trust upon the exercise of the CTW Warrants and the 1,871,150 shares issuable upon the conversion of the Series A Preferred Stock owned by the Peltz Family Limited Partnership. As the indirect beneficial owner of approximately 34.8% of the outstanding voting common stock of Triarc, Mr. Peltz shares voting and dispositive power with Triarc, Mr. May and DWG over the 2,472,542 shares of Common Stock beneficially owned by Triarc (see note (4) below). As a result, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 ("Rule 13d-3"), Mr. Peltz may be deemed the indirect beneficial owner of (i) the 581,310 shares of Common Stock directly owned by the NP Trust, (ii) the 21,008 shares of Common Stock issuable to the NP Trust upon the exercise of the CTW Warrants beneficially owned by the NP Trust, (iii) the 1,871,150 shares of Common Stock issuable to Madison West upon the conversion of the Series A Preferred Stock owned by Madison West, and (iv) the 2,472,542 shares of Common Stock beneficially owned by Triarc, which would, in the aggregate, constitute approximately 45.3% of the Company's outstanding shares of Common Stock. Mr. Peltz disclaims beneficial ownership of such shares.

  According to the Madison West 13D, Triarc may be deemed the beneficial owner of 2,472,542 shares of Common Stock, including (i) 603,787 shares of Common Stock directly owned by Madison West; (ii) 100,000 shares of Common Stock issuable upon exercise of a warrant (the "Triarc Warrant") exercisable at a price of $.01 per share (such warrant is exercisable immediately and expires on January 12, 2005); (iii) 21,820 shares of Common Stock issuable upon the exercise of the CTW Warrants, of which Madison West is an 8.7% holder (all such CTW Warrants are exercisable immediately and expire on October 31, 2005); and (iv) 1,745,660 shares of Common Stock issuable upon conversion of the Series A Preferred Stock acquired by Madison West. Additionally, the Company issued a warrant to Triarc for 1,275 shares of Common Stock pursuant to the anti-dilution provisions of the Triac Warrant. Assuming exercise by Triarc of the Triarc Warrant and the antit-dilution warrant for 101,275 shares of the Common Stock, the exercise by Madison West of the CTW Warrants for 21,820 shares of Common Stock and the conversion by Madison West of its Series A Preferred Stock into 1,745,660 shares of the Company's Common Stock, the aggregate holdings of Triarc would constitute approximately 27.4% of the Company's outstanding shares of Common Stock. Triarc shares with Madison West, Mr. Peltz, Mr. May and DWG voting and dispositive power over the 2,371,267 shares of Common Stock beneficially owned by Madison West and the 101,275 shares of Common Stock issuable to Triarc upon exercise of the Triarc Warrant and the anit-dilution warrant

  According to the Madison West 13D, DWG is the direct beneficial owner of approximately 29.4% of the outstanding voting common stock of Triarc, and in such capacity shares with Mr. Peltz and Mr. May voting and dispositive power over the 2,472,542 shares of Common Stock beneficially owned by Triarc (see note (4) above). As a result, pursuant to Rule 13d-3, DWG may be deemed the indirect beneficial owner of 2,472,542 shares of Common Stock, which would constitute approximately 27.4% of the Company's outstanding shares of Common Stock. DWG disclaims beneficial ownership of such shares.

  According to the Madison West 13D, Madison West may be deemed the beneficial owner of 2,371,267 shares of Common Stock, including (i) 603,787 shares of Common Stock directly owned by Madison West; (ii) 21,820 shares of Common Stock issuable upon the exercise of the CTW Warrants, of which Madison West is an 8.7% holder (all such CTW Warrants are exercisable immediately and expire on October 31, 2005); and (iii) 1,745,660 shares of Common Stock issuable upon conversion of the Series A Preferred Stock acquired by Madison West. Assuming the exercise by Madison West of the CTW Warrants for 21,820 shares of Common Stock and the conversion by Madison West of the Series A Preferred Stock into 1,745,660 shares of the Common Stock, the aggregate holdings of Madison West would constitute approximately 26.6% of the Company's outstanding shares of Common Stock. Madison West shares with Triarc, Mr. Peltz, Mr. May and DWG voting and dispositive power over the 2,371,267 shares of Common Stock beneficially owned by Madison West.

  According to the Madison West 13D, Mr. Albert is a co-trustee of each of the NP Trust, the Jonathan P. May 1998 Trust (the "JM Trust") and the Leslie A. May 1998 Trust (the "LM Trust") (see note (10) below), and in such capacity Mr. Albert shares with Mr. Peltz voting and dispositive power over the 581,310 shares of Common Stock directly owned by the NP Trust, 21,008 shares of Common Stock issuable upon exercise of the CTW Warrants beneficially owned by the NP Trust, and shares with Mr. May voting and dispositive power over the 145,327 shares of Common Stock directly owned by the JM Trust, the 145,327 shares of Common Stock directly owned by the LM Trust, the 5,253 shares of Common Stock issuable upon the exercise of the CTW Warrants beneficially owned by the JM Trust, the 5,253 shares of Common Stock issuable upon the exercise of the CTW Warrants beneficially owned by the LM Trust, the 420,170 shares of Common Stock issuable upon the conversion of the Series A Preferred Stock owned by the JM Trust and the 420,170 shares of Common Stock issuable upon the conversion of the Series A Preferred Stock owned by the LM Trust. As a result, pursuant to Rule 13d-3, Mr. Albert may be deemed the beneficial owner of 1,743,818 shares, which would constitute approximately 21.7% of the Company's outstanding shares of Common Stock. Mr. Albert disclaims beneficial ownership of such shares.

  Includes 988,226 shares owned by the Chandler Family Limited Partnership. Mr. Chandler, a former Vice Chairman and co-founder of the Company, has voting power over these shares.

  Includes 165,587 shares of Common Stock, 3,573 shares of Common Stock issuable upon the exercise of the CTW Warrants and 306,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.

  According to the Madison West 13D, Mr. May is a co-trustee of each of the JM Trust and the LM Trust, and in such capacity Mr. May shares voting and dispositive power with Mr. Albert over the 145,327 shares of Common Stock directly owned by the JM Trust, the 145,327 shares of Common Stock directly owned by the LM Trust, the 5,253 shares of Common Stock issuable to the JM Trust upon the exercise of the CTW Warrants beneficially owned by the JM Trust, the 5,253 shares of Common Stock issuable to the LM Trust upon the exercise of the CTW Warrants beneficially owned by the LM Trust, the 420,170 shares of Common Stock issuable to JM Trust upon the conversion of the Series A Preferred Stock owned by the JM Trust and the 420,170 shares of Common Stock issuable to LM Trust upon the conversion of the Series A Preferred Stock owned by the LM Trust (see note (7) above). Mr. May also beneficially owns 15,000 shares of Common Stock that he acquired through a brokerage transaction and has sole voting and dispositive power over such shares. As the beneficial owner of approximately 33.1% of the outstanding voting common stock of Triarc, Mr. May shares with Triarc, Mr. Peltz and DWG voting and dispositive power over the 2,472,542 shares of Common Stock beneficially owned by Triarc (see note (4) above). As a result, pursuant to Rule 13d-3, Mr. May may be deemed the beneficial owner of (i) the 145,327 shares of Common Stock directly owned by the JM Trust, (ii) the 145,327 shares of Common Stock directly owned by the LM Trust, (iii) the 5,253 shares of Common Stock issuable to the JM Trust upon the exercise of the CTW Warrants beneficially owned by the JM Trust, (iv) the 5,253 shares of Common Stock issuable to the LM Trust upon the exercise of the CTW Warrants, (v) the 420,170 shares of Common Stock issuable to JM Trust upon the conversion of the Series A Preferred Stock owned by the JM Trust, (vi) the 420,170 shares of Common Stock issuable to LM Trust upon the conversion of the Series A Preferred Stock owned by the LM Trust, (vii) the 2,472,542 shares of Common Stock beneficially owned by Triarc, and (viii) the 15,000 shares of Common Stock owned directly by Mr. May, which would, in the aggregate, constitute approximately 36.7% of the Company's outstanding shares of Common Stock. Mr. May disclaims beneficial ownership of all such shares other than the 15,000 shares of Common Stock that he owns directly.

  According to Schedule 13D filed on March 4, 2002 by Robert Michael Whyte, and adjusted with respect to the CTW Warrants in accordance with the Madison West 13D, Mr. Whyte may be deemed the beneficial owner of 1,217,500 shares of Common Stock, including 180,000 shares of Common Stock, 37,500 CTW Warrants representing Mr. Whyte's 15% ownership interest in CTW, and 1,000,000 shares of Common Stock issuable on conversion of Series A Preferred Stock. Assuming exercise by of the 37,500 CTW Warrants for 37,500 shares of the Company's Common Stock and conversion of the Series A Preferred Stock into 1,000,000 shares of the Company's Common Stock, Mr. Whyte may be deemed to beneficially own (personally and through CTW) approximately 14.9% of the Company's outstanding shares of Common Stock

  Excludes the 2,472,542 shares beneficially owned by Triarc. See notes (4) above.

Item 13 - Certain Relationships and Related Transactions

On January 12, 2000, we issued $10,000,000 in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. The Senior Notes are unsecured obligations of the Company but are guaranteed by Triarc, a shareholder of the Company. Triarc beneficially owns approximately 8.4% of the outstanding common stock of the Company. In connection with the issuance of the Senior Notes, the Company issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company's common stock of at an exercise price of $0.01 per share. Each of the warrant agreements pursuant to which the foregoing warrants were issued contains anti-dilution provisions. In addition, the Company paid a fee to Triarc in the amount of $200,000 in consideration of Triarc's guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the allocation of the $10,000,000 principal amount between the Senior Notes and the warrants. The results of the valuation valued the warrants at approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders' equity in the amount of $1,611,000 with the same amount recorded as a reduction of the $10,000,000 note payable. This debt discount is being amortized as interest expense over the five-year exercise period of the warrants resulting in a remaining debt discount balance of $1,516,000 and $1,373,000 at December 31, 2000 and 2001, respectively. In addition, the Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding the interest may be repaid in kind at the Company management's option through issuance of additional 12% Senior Notes due July 1, 2005. For the interest payment that was due in July 2000 we issued a 12% Payment-in-Kind Note in the amount of $613,000. Two additional 12% Payment-in-Kind Notes in the aggregate amount of $1,308,000 were issued in 2001 for the interest payment then due. See discussion regarding the reduction in such indebtedness at Note 14 to the consolidated financial statements.

Effective October 31, 2000, we executed an agreement with certain of our affiliates for a $2,000,000 stand-by line of credit secured by substantially all of the Company's assets of and its subsidiaries to use, if necessary, for working capital purposes. The funding period under the line of credit expired on December 31, 2001. The line of credit accrued interest at 12% per annum on any amount drawn on the line of credit and repayment would be due in 12 equal monthly payments of principal with any unpaid principal due no later than December 31, 2001. Upon execution of the agreement, the lenders received warrants to acquire up to 50,000 shares of the Company's common stock at $0.01 per share. They also received warrants to acquire 200,000 additional shares of the Company's common stock at $0.01 per share in 2001 upon the election to extend the funding period for additional periods, with the funding period to not extend beyond December 31, 2001. At December 31, 2001, the Company had not drawn any funds against this line of credit. Also, as a result of the warrants to purchase an additional 100,000 shares issued to lenders, warrants to purchase an additional 5,241 shares were issued to the institutional holder of the $10,000,000 Senior Note and warrants to purchase 1,275 shares were issued to Triarc pursuant to the anti-dilution provisions of the warrant agreements discussed in the preceding paragraph.

The Company has extended a facility with Bank of America, NA, formerly NationsBank, NA, for a revolving line of credit of up to $15,000,000 that matures April 15, 2003. Some of our directors, stockholders and affiliates have guaranteed this facility, including Messrs. May, Chandler, Peltz and Kogan, directors of MCM Capital, the Chandler Family Limited Partnership, Triarc, Consolidated Press Holdings Limited, and Peter Stewart Nigel Frazer. Triarc has deposited $15,700,000 of highly liquid United States government agency securities in a custodial account. Such securities are subject to set off under certain circumstances if the parties to the guarantees and related agreements fail to perform their obligations thereunder.

Sale of Preferred Stock and Debt Forgiveness
On February 22, 2002, certain existing stockholders and their affiliates (the "Purchasers") made an additional $5,000,000 investment in MCM Capital Group, Inc. Immediately prior to such investment, the Purchasers on a collective basis beneficially owned in excess of 50% of the Company's common stock. In a related transaction, one of the Company's principal lenders, ING (U.S.) Capital LLC ("ING"), forgave $5,323,000 of outstanding debt and reduced its warrant position by 200,000 warrants (see Note 6 to consolidated financial statements). The completion of these two transactions increased the Company's net worth by $9,665,000. See pro forma presentation at Note 14 to consolidated financial statements.

The Purchasers purchased 1,000,000 shares of the Company's Series A Senior Cumulative Participating Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $5.00 per share. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a conversion price of $.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company's option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5,000,000 in the aggregate) plus all accrued and unpaid dividends thereon and a participation payment equal to shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company's common stock immediately prior to the liquidation event.

The Series A Preferred Stock ranks senior to the common stock and any other junior securities with respect to the payment of dividends and liquidating distributions. The Company is prohibited from issuing any capital stock that ranks senior to the Series A Preferred Stock without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Upon the occurrence of a qualified public offering, a change in control, or a sale of the Company, the Company may, by decision of the then independent members of the Board of Directors, redeem the outstanding Series A Preferred Stock in whole but not in part at an aggregate redemption price equal to the $5,000,000 liquidation preference plus the participation payment.

The holders of the Series A Preferred Stock are entitled to vote on an as converted basis with the holders of the common stock as a single class and have the right to vote as a class on certain specified matters. In the event that the Company fails to pay dividends for either two consecutive semi-annual periods or any four semi-annual periods, the Purchasers are entitled to designate two directors to serve on the Company's Board of Directors for as long as at least 10% of the shares of the Series A Preferred Stock remain outstanding. The holders of the Series A Preferred Stock also have been granted registration rights in respect of the common stock underlying the Series A Preferred Stock.

As a result of the investment by the Purchasers, which was a condition to an amendment by ING of the Company's note purchase agreement, the Company believes that it is in compliance with the net worth covenants under its credit agreements. However, the Company is not in compliance with collections covenants relating to its Warehouse Facility and Securitization 99-1 financing. See further discussion at Management's Discussion and Analysis and Notes 4 and 6 to the consolidated financial statements.

The investment by the Purchasers was approved by the Company's board of directors, following the recommendation of a special committee consisting of the Company's independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

MCM CAPITAL GROUP, INC.
EXHIBIT INDEX TO THE 10K FOR FISCAL YEAR ENDING 12/31/01

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Consolidated Financial Statements.

The following consolidated financial statements of MCM Capital Group, Inc. are filed as part of this Form 10-K.

(b)	Reports on Form 8-K.

On February 25, 2002, the Company filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

On March 25, 2002, the Company filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

(c)	Exhibits.

2	Plan of Merger (incorporated by reference to Exhibit 2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 14, 1999 ("Amendment No. 2"))
3.1	MCM Capital's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2)
3.2	Certificate of designation relating to the Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 25, 2002)
3.3	MCM Capital's by-laws (incorporated by reference to Exhibit 3.2 to Amendment No. 2)
4.1	Specimen of Share Certificate of Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 25, 2002)
4.2	Purchase Agreement dated as of February 15, 2002, between MCM Capital and several purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 25, 2002)
4.3	Registration Rights Agreement, dated as of February 21, 2002, between MCM Capital and the several Purchasers listed on Schedule thereto (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 25, 2002)
4.4	Warrant issued to ING (U.S.) Capital LLC ("ING") dated December 31, 2001 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.1	Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on May 14, 1999 ("Amendment No. 1"))
10.2	First Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.4.1 to Amendment No. 1)
10.3	Second Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.4	Third Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.5	Receivables Contribution Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.5 to Amendment No. 1)
10.6	Insurance and Reimbursement Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.6 to Amendment No. 1)
10.7	Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.8	Amendment No. 1 dated as of April 28, 2000 to Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed on May 22, 2000)
10.9	Amendment No.2 dated as of December 31, 2001 to the Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.10	Letter Agreement dated February 21, 2002 among ING, MCM Capital and the purchasers of Series A Senior Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.11	Promissory Note of MCM Capital in favor of ING dated December 31, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.12	Warrant Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.13	Warrant Agreement dated as of January 12, 2000 between MCM and Triarc Companies, Inc. ("Triarc") (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.14	Registration Rights Agreement dated as of January 12, 2000 between MCM Capital and ING (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.15	Registration Rights Agreement dated as of June 30, 1999 among MCM, C.P. International Investments Limited, MCM Holding Company, LLC, and other persons (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.16	Subsidiary Guaranty dated as of January 12, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.17	Guaranty and Option Agreement dated as of January 12, 2000 between Triarc and ING (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.18	Net Industrial Building Lease by and between MCM and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the "Office Lease") (incorporated by reference to Exhibit 10.12 to Amendment No. 1)
10.19	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)
10.20	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)
10.21	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)
10.22	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)
10.23	MCM Capital 1999 Equity Participation Plan (incorporated by reference to Appendix A to the Company's proxy statement dated October 25, 2000)
10.24	Form of Option Agreement under MCM 1999 Equity Participation Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2)
10.25	Third Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed on August 23, 1999)
10.26	Limited Guaranty of MCM Capital Group, Inc. dated July 15, 1999 in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed on August 23, 1999)
10.27	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999 filed on May 1, 2000)
10.28	Asset Purchase Agreement, dated May 11, 2000, between Midland Acquisition Corporation and West Capital Financial Services Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2000)
10.29	Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM Capital, West Capital Financial Services Corp., as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 6, 2000)
10.30	Guaranty, dated May 22, 2000, by MCM Capital for the benefit of West Capital Financial Services Corp. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 6, 2000)
10.31	Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.32	First Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.33	Insurance and Reimbursement Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.34	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2001)
10.35	Employment Agreement dated as of May 22, 2000 between MCM Capital and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 25, 2002)
10.36	Employment Agreement dated as of May 22, 2000 between MCM Capital and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 25, 2002)
10.37	Sixth Amended and Restated Note between Midland Credit Management, Inc. and Bank of America.dated as of March 22, 2002 in the original stated amount of $15,000,000 (filed herewith)
10.38	Acknowledgement dated March 22, 2002 of limited guaranty by Nelson Peltz, Peter May, Triarc Companies, MCM Capital Group, Inc. and Chandler Family Partnership originally dated August 28, 1998. (filed herewith)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)
23.1	Consent of Independent Auditors, BDO Seidman, LLP, dated March 25, 2002 to the incorporation by reference of their report dated March 11, 2002, in the Company's Registration Statement on Form S-8. (filed herewith)
23.2	Consent of Independent Auditors, Ernst & Young LLP, dated March 25, 2001 to the incorporation by reference of their report dated February 2, 2001, in the Company's Registration Statement on Form S-8. (filed herewith)
24	Power of Attorney (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCM CAPITAL GROUP, INC., a Delaware corporation

By: /s/ Carl C. Gregory III
Carl C. Gregory III
President and Chief Executive Officer

Date:      March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Carl C. Gregory III	President, Chief Executive Officer and	March 27, 2002
Carl C. Gregory	Director
(Principal Executive Officer)

/s/ Barry R. Barkley	Executive Vice President, Chief Financial	March 27, 2002
Barry R. Barkley	Officer and Treasurer
(Principal Financial and Accounting
Officer)

/s/ Eric D. Kogan	Director	March 27, 2002
Eric D. Kogan

/s/ Peter W. May	Director	March 27, 2002
Peter W. May

/s/ Richard Mandell	Director	March 27, 2002
Richard Mandell

/s/ Robert M. Whyte	Director	March 27, 2002
Robert M. Whyte

/s/ Ray Fleming	Director	March 27, 2002
Ray Fleming

EXHIBIT 10.37

Sixth Amended and Restated Promissory Note

Date:      March 22, 2002      [    ] New       [X] Renewal      Amount:$15,000,000.00          Maturity Date:        April 15, 2003

Bank of America, N.A	Midland Credit Management, Inc.
Banking Center:

101 South Tryon St	5775 Roscoe Court
Charlotte, NC28255	San Diego,CA 92123

(Street address including county)	(Name and street address, including county)

FOR VALUE RECEIVED, the undersigned Borrower unconditionally (and jointly and severally, if more than one) promises to pay to the order of Bank, its successors and assigns, without setoff, at its offices indicated at the beginning of this Note, or at such other place as may be designated by Bank, the principal amount of Fifteen Million Dollars ($15,000,000.00), or so much thereof as may be advanced from time to time in immediately available funds, together with interest computed daily on the outstanding principal balance hereunder, at an annual interest rate, and in accordance with the payment schedule, indicated below.

[This Note contains some provisions preceded by boxes. If a box is marked, the provision applies to this transaction; if it is not marked, the provision does not apply to this transaction.]

1.    Rate.

[X] Prime Rate. The Rate per annum shall be the Prime Rate. The “Prime Rate” is the fluctuating rate of interest established by Bank from time to time, at its discretion, whether or not such rate shall be otherwise published. The Prime Rate is established by Bank as an index and may or may not at any time be the best or lowest rate charged by Bank on any loan.

[  ]    Fixed Rate.    The Rate shall be fixed at                    percent per annum.

[    ] Other.

Notwithstanding any provision of this Note, Bank does not intend to charge and Borrower shall not be required to pay any amount of interest or other charges in excess of the maximum permitted by the applicable law of the State of New York; if any higher rate ceiling is lawful, then that higher rate ceiling shall apply. Any payment in excess of such maximum shall be refunded to Borrower or credited against principal, at the option of Bank.

2.    Accrual Method. Unless otherwise indicated, interest at the Rate set forth above will be calculated by the 365/360 day method (a daily amount of interest is computed for a hypothetical year of 360 days; that amount is multiplied by the actual number of days for which any principal is outstanding hereunder). If interest is not to be computed using this method, the method shall be: .

3.      Rate Change Date. Any Rate based on a fluctuating index or base rate will change, unless otherwise provided, each time and as of the date that the index or base rate changes. If the Rate is to change on any other date or at any other interval, the change shall be: .

In the event any index is discontinued, Bank shall substitute an index determined by Bank to be comparable, in its sole discretion.

4.      Payment Schedule. All payments received hereunder shall be applied first to the payment of any expense or charges payable hereunder or under any other loan documents executed in connection with this Note, then to interest due and payable, with the balance applied to principal, or in such other order as Bank shall determine at its option.

[    ] Principal Plus Accrued Interest. Principal shall be paid in consecutive equal installments of $_____________________, plus accrued interest, payable [    ] monthly, [    ] quarterly or[    ]_____________________________________, commencing on ______________________, 199__, and continuing on the [    ] same day, [    ] last day of each successive month, quarter or other period (as applicable) thereafter, with a final payment of all unpaid principal and accrued interest due on ______________________, 199__.

[    ] Fixed Principal and Interest. Principal and interest shall be paid in consecutive equal installments of $______________, payable [    ]monthly, [    ] quarterly or [    ]______________________, commencing on _____________________, 199__, and continuing on the [    ] same day, [    ] last day of each successive month, quarter or other period (as applicable) thereafter, with a final payment of all unpaid principal and interest due thereon on ________________________, 199__. If, on any payment date, accrued interest exceeds the installment amount set forth above, Borrower will also pay such excess as and when billed.

[X] Single Principal Payment. Principal shall be paid in full in a single payment on April 15, 2003. Interest thereon shall be paid [    ] at maturity, or else [X] monthly, [    ] quarterly or [    ] ________________________________, commencing on April 1, 2002, and continuing on the [X] same day, [_] last day of each successive month, quarter or other period (as applicable) thereafter, with a final payment of all unpaid interest at the stated maturity of this Note.

[    ] Other.

5.      Revolving Feature

[X] Subject to the satisfaction of the conditions set forth in Section 17 below, Borrower may borrow, repay and reborrow hereunder at any time, up to a maximum aggregate amount outstanding at any one time equal to the principal amount of this Note, provided that Borrower is not in default under any provision of this Note, any other documents executed in connection with this Note, or any other note or other loan documents now or hereafter executed in connection with any other obligation of Borrower to Bank, and provided that the borrowings hereunder do not exceed any borrowing base or other limitation on borrowings by Borrower from the Bank. Bank shall incur no liability for its refusal to advance funds based upon its determination that any conditions of such further advances have not been met. Bank records of the amounts borrowed from time to time shall be demonstrable proof thereof.

[    ] Uncommitted Facility. Borrower acknowledges and agrees that, notwithstanding any provisions of this Note or any other documents executed in connection with this Note, Bank has no obligation to make any advance, and that all advances are at the sole discretion of Bank.

[    ] Out-Of-Debt Period. For a period of at least 30 consecutive days during the period prior to _____, 200_, Borrower shall fully pay down the balance of this Note, so that no amount of principal or interest and no other obligation under this Note remains outstanding.

6.      Automatic Payment.

[    ] Borrower has elected to authorize Bank to effect payment of sums due under this Note by means of debiting Borrower’s account number _______________________________. This authorization shall not affect the obligation of Borrower to pay such sums when due, without notice, if there are insufficient funds in such account to make such payment in full on the due date thereof, or if Bank fails to debit the account.

7.    Waivers, Consents and Covenants. Borrower: (a) waives presentment, demand, protest, notice of demand, notice of intent to accelerate, notice of acceleration of maturity, notice of protest, notice of nonpayment, notice of dishonor, and any other notice required to be given under the law to Borrower in connection with the delivery, acceptance, performance, default or enforcement of this Note, any indorsement or guaranty of this Note, or any other documents executed in connection with this Note or any other note or other loan documents now or hereafter executed in connection with any obligation of Borrower to Bank (the "Loan Documents"); (b) consents to all delays, extensions, renewals or other modifications of this Note or the Loan Documents, or waivers of any term hereof or of the Loan Documents, or release or discharge by Bank of Borrower, or release, substitution or exchange of any security for the payment hereof, or the failure to act on the part of Bank, or any indulgence shown by Bank (without notice to or further assent from Borrower), and agrees that no such action, failure to act or failure to exercise any right or remedy by Bank shall in any way affect or impair the obligations of Borrower or be construed as a waiver by Bank of, or otherwise affect, any of Bank's rights under this Note, under any indorsement or guaranty of this Note or under any of the Loan Documents; and (c) agrees to pay, on demand, all reasonable costs and expenses of collection or defense of this Note or of any indorsement or guaranty hereof and/or the enforcement or defense of Bank's rights with respect to, or the administration, supervision, preservation, or protection of, or realization upon, any property securing payment hereof, including, without limitation, reasonable attorney's fees, including fees related to any suit, mediation or arbitration proceeding, out of court payment agreement, trial, appeal, bankruptcy proceedings or other proceeding, in such amount as may be determined reasonable by any arbitrator or court, whichever is applicable.

8.      Prepayments. Prepayments may be made in whole or in part at any time on any loan for which the Rate is based on the Prime Rate. All prepayments of principal shall be applied in the inverse order of maturity, or in such other order as Bank shall determine in its sole discretion. Except as may be prohibited by applicable law, no prepayment of any other loan shall be permitted without the prior written consent of Bank. Notwithstanding such prepayment prohibition, if there is a prepayment of any such loan, whether by consent of Bank, or because of acceleration or otherwise, Borrower shall, within 15 days of any request by Bank, pay to Bank, unless prohibited by applicable law, any loss or expense which Bank may incur or sustain as a result of such prepayment. For the purposes of calculating the amounts owed only, it shall be assumed that Bank actually funded or committed to fund the loan through the purchase of an underlying deposit in an amount and for a term comparable to the loan, and such determination by Bank shall be conclusive, absent a demonstrable error in computation.

9.      Delinquency Charge. To the extent permitted by law, a delinquency charge may be imposed in an amount not to exceed four percent (4%) of the unpaid portion of any payment that is more than fifteen days late. Unless the terms of this Note call for repayment of the entire balance of this Note (both principal and interest) in a single payment and not for installments of interest or principal and interest, the 4% delinquency charge may be imposed not only with respect to regular installments of principal or interest or principal and interest, but also with respect to any other payment in default under this Note (other than a previous delinquency charge), including without limitation, a single payment of principal due at the maturity of this Note. In the event any installment, or portion thereof, is not paid in a timely manner, subsequent payments will be applied first to the past due balance (which shall not include any previous delinquency charges), specifically to the oldest maturing installment, and a separate delinquency charge will be imposed for each payment that becomes due until the default is cured.

10.      Events of Default. The following are events of default hereunder: (a) Borrower fails to make any payment due hereunder within five days of the date when due; (b) Borrower fails to perform any other obligation under this Note or any other Loan Documents, and such failure is not cured within 30 days of notice of such default; (c) the failure of the Borrower or MCM Capital Group, Inc., a Delaware corporation (“Parent”; Borrower and Parent hereinafter referred to individually as a “Loan Party” and collectively as the “Loan Parties”), to pay when due any other liability or obligation in an aggregate amount of at least $500,000 and such failure to pay is not cured within 30 days after any applicable grace period; (d) either Loan Party becomes insolvent, a receiver is appointed for any part of a Loan Party’s property, a Loan Party makes an assignment for the benefit of creditors, or any proceeding is commenced either by a Loan Party or against a Loan Party under any bankruptcy or insolvency laws and in the case of a proceeding brought against a Loan Party, such proceeding has not been discharged or dismissed within 60 days of commencement; (e) any representation, warranty or statement made or furnished to Bank by the Borrower is false or misleading in any material respect at the time made or furnished and such default, if capable of being cured, is not cured within 30 days of notice of such default from Bank to Borrower; (f) a judgment, order or arbitral award of at least $500,000 is rendered against a Loan Party by a court of competent jurisdiction, not subject to further appeal, and such judgment, order or award shall continue unsatisfied and unstayed for more than 30 days of the date thereof; (g) the occurrence of a material adverse change in financial condition of the Borrower; (h) the failure of Triarc Companies, Inc. to pay when due any indebtedness for borrowed money in an aggregate amount of at least $10,000,000 and such failure is not cured within 30 days of any applicable grace period; or (i) (i) any involuntary bankruptcy proceeding is commenced or filed against Triarc Companies, Inc. or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of any of its properties, and any such proceeding or petition is not dismissed, or such writ, judgment, warrant of attachment, execution or similar process is not released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) Triarc Companies, Inc. admits the material allegations of a petition against it in any insolvency proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any insolvency proceeding; or (iii) Triarc Companies, Inc. acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar person (other than a pledgee) for a substantial portion of his or its property or business.

11.      Remedies upon Default. Whenever there is an event of default under this Note (a) the entire balance outstanding hereunder and all other obligations of the Borrower to Bank (however acquired or evidenced) shall, at the option of Bank, become immediately due and payable and any obligation of Bank to permit further borrowing under this Note shall immediately cease and terminate, and/or (b) to the extent permitted by law, the Rate of interest on the unpaid principal shall be increased up to the Prime Rate plus three percent per annum (the “Default Rate”). The provisions herein for a Default Rate and a delinquency charge shall not be deemed to extend the time for any payment hereunder or to constitute a “grace period” giving the Borrower a right to cure any default. At Bank’s option, any accrued and unpaid interest, fees or charges may, for purposes of computing and accruing interest on a daily basis after the due date of the Note or any installment thereof, be deemed to be a part of the principal balance, and interest shall accrue on a daily compounded basis after such date at the Default Rate provided in this Note until the entire outstanding balance of principal and interest is paid in full. Upon a default under this Note, Bank is hereby authorized at any time, at its option and without notice or demand to set off and charge against any deposit accounts of the Borrower (as well as any money, instruments, securities, documents, chattel paper, credits, claims, demands, income and any other property, rights and interests of the Borrower), which at any time shall come into the possession or custody or under the control of Bank or any of its agents, affiliates or correspondents, any and all obligations due hereunder. Additionally, Bank shall have all rights and remedies available under each of the Loan Documents, as well as all rights and remedies available at law or in equity.

12.      Non-Waiver. The failure at any time of Bank to exercise any of its options or any other rights hereunder shall not constitute a waiver thereof, nor shall it be a bar to the exercise of any of its options or rights at a later date. All rights and remedies of Bank shall be cumulative and may be pursued singly, successively or together, at the option of Bank. The acceptance by Bank of any partial payment shall not constitute a waiver of any default or of any of Bank’s rights under this Note. No waiver of any of its rights hereunder, and no modification or amendment of this Note, shall be deemed to be made by Bank unless the same shall be in writing, duly signed on behalf of Bank; each such waiver shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Bank or the obligations of the Borrower to Bank in any other respect at any other time.

13.      Applicable Law, Venue and Jurisdiction. This Note and the rights and obligations of Borrower and Bank shall be governed by and interpreted in accordance with the law of the State of New York. In any litigation in connection with or to enforce this Note or any indorsement or guaranty of this Note or any Loan Documents, the Borrower irrevocably consents to and confers personal jurisdiction on the courts of the State of New York or the United States located within the State of New York and expressly waive any objections as to venue in any such courts. Nothing contained herein shall, however, prevent Bank from bringing any action or exercising any rights within any other state or jurisdiction or from obtaining personal jurisdiction by any other means available under applicable law.

14.      Partial Invalidity. The unenforceability or invalidity of any provision of this Note shall not affect the enforceability or validity of any other provision herein and the invalidity or unenforceability of any provision of this Note or of the Loan Documents to any person or circumstance shall not affect the enforceability or validity of such provision as it may apply to other persons or circumstances.

15.      Binding Effect. This Note shall be binding upon and inure to the benefit of Borrower and Bank and their respective successors, assigns, heirs and personal representatives, provided, however, that no obligations of Borrower hereunder can be assigned without prior written consent of Bank.

16.      Controlling Document. To the extent that this Note conflicts with or is in any way incompatible with any other document related specifically to the loan evidenced by this Note, this Note shall control over any other such document, and if this Note does not address an issue, then each other such document shall control to the extent that it deals most specifically with an issue.

17.      Conditions to All Loans. The obligation of the Bank to make any advance hereunder (including the initial advance) shall be subject to the conditions precedent that on the date of such advance:

  the following statements shall be true, and the acceptance of the proceeds of each advance by any Borrower shall be deemed to be a representation and warranty of each Borrower on the date of such advance that:

  All representations and warranties made by Borrower to the Bank are correct in all material respects on and as of the date of such advance as though made on and as of such date,

  No event has occurred and is continuing, or would result from such advance, which constitutes an event of default hereunder or would constitute an event of default hereunder but for the requirement that notice be given or time elapse or both; and

  No material adverse change in the financial condition or assets of the Borrower shall have occurred and be continuing; and

  the making of such advance shall not contravene any law, rule or regulation applicable to the Borrower or the Bank.

18.     Commitment Fee. In consideration of the commitment of the Bank to make advances to the Borrower pursuant to the terms and conditions of this Note, the Borrower agrees to pay to the Bank a non-refundable commitment fee of $150,000, payable in full on the date hereof.

19.    Amendment and Restatement. This Note amends and restates in its entirety, and constitutes a renewal and extension of, the Fifth Amended and Restated Promissory Note dated December 31, 2000 (the “Old Note”), by Borrower to the order of Bank, formerly known as NationsBank, N.A., in the original principal amount of $15,000,000.00, effective immediately upon receipt by the Bank of each of the following: (i) this Note, duly executed and acknowledged by the Borrower, (ii) the Acknowledgments, substantially in the forms attached hereto, duly executed and acknowledged by Peter W. May, Nelson Peltz, Triarc Companies, Inc., Chandler Family Limited Partnership and MCM Capital Group, Inc., and (iii) the commitment fee referred to in paragraph 18 above and all legal fees, costs and expenses incurred by the Bank in connection with the preparation, execution and delivery of the New Note and the related documents and billed prior to the date of this Note. It is understood and agreed that the Borrower will pay the accrued and unpaid interest on the Old Note on or before April 1, 2002.

20.    ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT OR ANY RELATED INSTRUMENTS, AGREEMENTS OR DOCUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF (“J.A.M.S.”), AND THE “SPECIAL RULES” SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

        A. SPECIAL RULES. THE ARBITRATION SHALL BE CONDUCTED IN THE COUNTY OF ANY BORROWER’S DOMICILE AT THE TIME OF THE EXECUTION OF THIS INSTRUMENT, AGREEMENT OR DOCUMENT OR IF THERE IS REAL OR PERSONAL PROPERTY COLLATERAL, IN THE COUNTY WHERE SUCH REAL OR PERSONAL PROPERTY IS LOCATED, AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS.

        B. RESERVATION OF RIGHTS. NOTHING IN THIS ARBITRATION PROVISION SHALL BE DEEMED TO (I) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS INSTRUMENT, AGREEMENT OR DOCUMENT; OR (II) BE A WAIVER BY BANK OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (III) LIMIT THE RIGHT OF BANK HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST ANY REAL OR PERSONAL PROPERTY COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. BANK MAY EXERCISE SUCH SELF HELP RIGHTS, FORECLOSE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT. NEITHER THIS EXERCISE OF SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

Borrower represents to Bank that the proceeds of this loan are to be used primarily for business, commercial or agricultural purposes. Borrower acknowledges having read and understood, and agrees to be bound by, all terms and conditions of this Note and hereby executes this Note under seal as of the date here above written.

NOTICE OF FINAL AGREEMENT. THIS WRITTEN PROMISSORY NOTE REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN OR ORAL AGREEMENTS BETWEEN THE PARTIES.

Borrower		Corporate or Partnership Borrower
	(Seal)	MIDLAND CREDIT MANAGEMENT, INC.
Corporate or Partnership Name

By: /s/ Barry R. Barkley (Seal)
Print Individual's Name
	(Seal)	Name: Barry R. Barkley

Title: Executive Vice President and Chief Financial Officer

Print Individual's Name

Attest (If Applicable)
[Corporate Seal]

EXHIBIT 10.38

ACKNOWLEDGMENT OF LIMITED GUARANTY

              The undersigned refers to (i) the Limited Guaranty, dated August 28, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A., and (ii) the Limited Guaranty, dated September 25, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A. (collectively, the "Guaranties"), pursuant to which the undersigned guaranteed the repayment of the Liabilities (as defined in the Guaranties) with respect to certain Notes (as defined in each of the Guaranties) executed by Midland Credit Management Inc. to the order of NationsBank, N.A. and in the aggregate original principal amount of $15,000,000. The undersigned acknowledges and confirms that (A) the Sixth Amended and Restated Promissory Note, dated March 22, 2002, executed by Midland Credit Management Inc. to the order of Bank of America, N.A. and in the original principal amount of $15,000,000 (the "New Note"), constitutes a renewal and extension of the Notes, (B) any reference to "Note" in a Guaranty shall mean the New Note, as amended or otherwise modified from time to time, and (C) each Guaranty shall remain in full force and effect with respect to the New Note and is hereby ratified and confirmed in all respects.

      IN WITNESS WHEREOF, the undersigned has caused this Acknowledgment to be executed as of and effective as of the 22 day of March, 2002.

Witnessed by:	Guarantor:
(Seal)
Peter W. May
Print Name and Title	Print Individual's Name

Individual Acknowledgment

State of                                            )

County of                                        )

(Seal)

This instrument was acknowledged before me on	2002, by
(Guarantor)
Notary Public
in and for the State of

My Commission Expires	Print Name of Notary

ACKNOWLEDGMENT OF LIMITED GUARANTY

              The undersigned refers to (i) the Limited Guaranty, dated August 28, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A., and (ii) the Limited Guaranty, dated September 25, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A. (collectively, the "Guaranties"), pursuant to which the undersigned guaranteed the repayment of the Liabilities (as defined in the Guaranties) with respect to certain Notes (as defined in each of the Guaranties) executed by Midland Credit Management Inc. to the order of NationsBank, N.A. and in the aggregate original principal amount of $15,000,000. The undersigned acknowledges and confirms that (A) the Sixth Amended and Restated Promissory Note, dated March 22, 2002, executed by Midland Credit Management Inc. to the order of Bank of America, N.A. and in the original principal amount of $15,000,000 (the "New Note"), constitutes a renewal and extension of the Notes, (B) any reference to "Note" in a Guaranty shall mean the New Note, as amended or otherwise modified from time to time, and (C) each Guaranty shall remain in full force and effect with respect to the New Note and is hereby ratified and confirmed in all respects.

      IN WITNESS WHEREOF, the undersigned has caused this Acknowledgment to be executed as of and effective as of the 22 day of March, 2002.

Witnessed by:	Guarantor:
(Seal)

Print Name and Title	Print Individual's Name

Corporate or Partnership Guarantor:

TRIARC COMPANIES, INC.
(Name of Corporation, Partnership, etc.)

By:		(Seal)
Name:
Title:

Attest (If Applicable)
[Corporate Seal]

Corporate Acknowledgment

State of                                            )

County of                                        )

(Seal)

This instrument was acknowledged before me on	2002, by
(Guarantor)
Notary Public
in and for the State of

My Commission Expires	Print Name of Notary

ACKNOWLEDGMENT OF LIMITED GUARANTY

              The undersigned refers to (i) the Limited Guaranty, dated August 28, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A., and (ii) the Limited Guaranty, dated September 25, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A. (collectively, the "Guaranties"), pursuant to which the undersigned guaranteed the repayment of the Liabilities (as defined in the Guaranties) with respect to certain Notes (as defined in each of the Guaranties) executed by Midland Credit Management Inc. to the order of NationsBank, N.A. and in the aggregate original principal amount of $15,000,000. The undersigned acknowledges and confirms that (A) the Sixth Amended and Restated Promissory Note, dated March 22, 2002, executed by Midland Credit Management Inc. to the order of Bank of America, N.A. and in the original principal amount of $15,000,000 (the "New Note"), constitutes a renewal and extension of the Notes, (B) any reference to "Note" in a Guaranty shall mean the New Note, as amended or otherwise modified from time to time, and (C) each Guaranty shall remain in full force and effect with respect to the New Note and is hereby ratified and confirmed in all respects.

      IN WITNESS WHEREOF, the undersigned has caused this Acknowledgment to be executed as of and effective as of the 22 day of March, 2002.

Witnessed by:	Guarantor:
(Seal)
Nelson Peltz
Print Name and Title	Print Individual's Name

Individual Acknowledgment

State of                                            )

County of                                        )

(Seal)

This instrument was acknowledged before me on	2002, by
(Guarantor)
Notary Public
in and for the State of

My Commission Expires	Print Name of Notary

ACKNOWLEDGMENT OF LIMITED GUARANTY

              The undersigned refers to (i) the Limited Guaranty, dated August 28, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A., and (ii) the Limited Guaranty, dated September 25, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A. (collectively, the "Guaranties"), pursuant to which the undersigned guaranteed the repayment of the Liabilities (as defined in the Guaranties) with respect to certain Notes (as defined in each of the Guaranties) executed by Midland Credit Management Inc. to the order of NationsBank, N.A. and in the aggregate original principal amount of $15,000,000. The undersigned acknowledges and confirms that (A) the Sixth Amended and Restated Promissory Note, dated March 22, 2002, executed by Midland Credit Management Inc. to the order of Bank of America, N.A. and in the original principal amount of $15,000,000 (the "New Note"), constitutes a renewal and extension of the Notes, (B) any reference to "Note" in a Guaranty shall mean the New Note, as amended or otherwise modified from time to time, and (C) each Guaranty shall remain in full force and effect with respect to the New Note and is hereby ratified and confirmed in all respects.

      IN WITNESS WHEREOF, the undersigned has caused this Acknowledgment to be executed as of and effective as of the 22 day of March, 2002.

Witnessed by:	Guarantor:
(Seal)
Franklin Chandler
Print Name and Title	Print Individual's Name

Individual Acknowledgment

State of                                            )

County of                                        )

(Seal)

This instrument was acknowledged before me on	2002, by
(Guarantor)
Notary Public
in and for the State of

My Commission Expires	Print Name of Notary

ACKNOWLEDGMENT OF LIMITED GUARANTY

              The undersigned refers to (i) the Limited Guaranty, dated August 28, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A., and (ii) the Limited Guaranty, dated September 25, 1998, executed by the undersigned in favor of Bank of America, N.A., formerly known as NationsBank, N.A. (collectively, the "Guaranties"), pursuant to which the undersigned guaranteed the repayment of the Liabilities (as defined in the Guaranties) with respect to certain Notes (as defined in each of the Guaranties) executed by Midland Credit Management Inc. to the order of NationsBank, N.A. and in the aggregate original principal amount of $15,000,000. The undersigned acknowledges and confirms that (A) the Sixth Amended and Restated Promissory Note, dated March 22, 2002, executed by Midland Credit Management Inc. to the order of Bank of America, N.A. and in the original principal amount of $15,000,000 (the "New Note"), constitutes a renewal and extension of the Notes, (B) any reference to "Note" in a Guaranty shall mean the New Note, as amended or otherwise modified from time to time, and (C) each Guaranty shall remain in full force and effect with respect to the New Note and is hereby ratified and confirmed in all respects.

      IN WITNESS WHEREOF, the undersigned has caused this Acknowledgment to be executed as of and effective as of the 22 day of March, 2002.

Witnessed by:	Guarantor:
(Seal)

Print Name and Title	Print Individual's Name

Corporate or Partnership Guarantor:

CHANDLER FAMILY LIMITED PARTNERSHIP
(Name of Corporation, Partnership, etc.)

By:		(Seal)
Name:
Title:

Attest (If Applicable)
[Corporate Seal]

Corporate Acknowledgment

State of                                            )

County of                                        )

(Seal)

This instrument was acknowledged before me on	2002, by
(Guarantor)
Notary Public
in and for the State of

My Commission Expires	Print Name of Notary

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 No. 333-36182 pertaining to the MCM Capital Group, Inc. 1999 Equity Participation Plan of our report dated March 11, 2002 with respect to the consolidated financial statements included in the Annual Report on Form 10-K as of and for the year ended December 31, 2001.

/s/ BDO Seidman, LLP

Orange County, California

March 25, 2002

EXHIBIT 23.2

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-36182) pertaining to the MCM Capital Group, Inc. 1999 Equity Participation Plan of our report dated February 2, 2001 with respect to the consolidated financial statements of MCM Capital Group, Inc. as of December 31, 2000 and for each of the two years in the period then ended included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ Ernst &Young LLP

Kansas City, Missouri

March 25, 2002

Exhibit 24

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints CARL C. GREGORY, III and BARRY R. BARKLEY, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

March 26, 2002
Eric D. Kogan

March 26, 2002
Peter W. May

March 26, 2002
Richard A. Mandell

March 26, 2002
Robert M. Whyte

March 26, 2002
Raymond Fleming

EXHIBIT INDEX

Exhibit	Description
2	Plan of Merger (incorporated by reference to Exhibit 2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 14, 1999 ("Amendment No. 2"))
3.1	MCM Capital's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2)
3.2	Certificate of designation relating to the Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 25, 2002)
3.3	MCM Capital's by-laws (incorporated by reference to Exhibit 3.2 to Amendment No. 2)
4.1	Specimen of Share Certificate of Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 25, 2002)
4.2	Purchase Agreement dated as of February 15, 2002, between MCM Capital and several purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 25, 2002)
4.3	Registration Rights Agreement, dated as of February 21, 2002, between MCM Capital and the several Purchasers listed on Schedule thereto (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 25, 2002)
4.4	Warrant issued to ING (U.S.) Capital LLC ("ING") dated December 31, 2001 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.1	Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on May 14, 1999 ("Amendment No. 1"))
10.2	First Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.4.1 to Amendment No. 1)
10.3	Second Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.4	Third Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.5	Receivables Contribution Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.5 to Amendment No. 1)
10.6	Insurance and Reimbursement Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.6 to Amendment No. 1)
10.7	Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.8	Amendment No. 1 dated as of April 28, 2000 to Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed on May 22, 2000)
10.9	Amendment No.2 dated as of December 31, 2001 to the Note Purchase Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.10	Letter Agreement dated February 21, 2002 among ING, MCM Capital and the purchasers of Series A Senior Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.11	Promissory Note of MCM Capital in favor of ING dated December 31, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.12	Warrant Agreement dated as of January 12, 2000 between MCM and ING (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.13	Warrant Agreement dated as of January 12, 2000 between MCM and Triarc Companies, Inc. ("Triarc") (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.14	Registration Rights Agreement dated as of January 12, 2000 between MCM Capital and ING (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.15	Registration Rights Agreement dated as of June 30, 1999 among MCM, C.P. International Investments Limited, MCM Holding Company, LLC, and other persons (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.16	Subsidiary Guaranty dated as of January 12, 2000 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.17	Guaranty and Option Agreement dated as of January 12, 2000 between Triarc and ING (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated January 21, 2000)
10.18	Net Industrial Building Lease by and between MCM and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the "Office Lease") (incorporated by reference to Exhibit 10.12 to Amendment No. 1)
10.19	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)
10.20	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)
10.21	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)
10.22	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)
10.23	MCM Capital 1999 Equity Participation Plan (incorporated by reference to Appendix A to the Company's proxy statement dated October 25, 2000)
10.24	Form of Option Agreement under MCM 1999 Equity Participation Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2)
10.25	Third Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed on August 23, 1999)
10.26	Limited Guaranty of MCM Capital Group, Inc. dated July 15, 1999 in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed on August 23, 1999)
10.27	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 1999 filed on May 1, 2000)
10.28	Asset Purchase Agreement, dated May 11, 2000, between Midland Acquisition Corporation and West Capital Financial Services Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 6, 2000)
10.29	Trust Receivables Purchase Agreement, dated May 22, 2000, by and among MCM Capital, West Capital Financial Services Corp., as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 6, 2000)
10.30	Guaranty, dated May 22, 2000, by MCM Capital for the benefit of West Capital Financial Services Corp. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 6, 2000)
10.31	Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.32	First Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.33	Insurance and Reimbursement Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.34	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2001)
10.35	Employment Agreement dated as of May 22, 2000 between MCM Capital and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 25, 2002)
10.36	Employment Agreement dated as of May 22, 2000 between MCM Capital and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 25, 2002)
10.37	Sixth Amended and Restated Note between Midland Credit Management, Inc. and Bank of America.dated as of March 22, 2002 in the original stated amount of $15,000,000 (filed herewith)
10.38	Acknowledgement dated March 22, 2002 of limited guaranty by Nelson Peltz, Peter May, Triarc Companies, MCM Capital Group, Inc. and Chandler Family Partnership originally dated August 28, 1998. (filed herewith)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)
23.1	Consent of Independent Auditors, BDO Seidman, LLP, dated March 25, 2002 to the incorporation by reference of their report dated March 11, 2002, in the Company's Registration Statement on Form S-8. (filed herewith)
23.2	Consent of Independent Auditors, Ernst & Young LLP, dated March 25, 2001 to the incorporation by reference of their report dated February 2, 2001, in the Company's Registration Statement on Form S-8. (filed herewith)
24	Power of Attorney (filed herewith)