Form 10-Q
period 2002-03-31
ENCORE CAPITAL GROUP INC
filed 2002-05-15
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
COMMISSION FILE NUMBER: 000-26489
ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware	48-1090909
(State or other jurisdiction of	(IRS Employer

incorporation or organization)	Identification No.)

5775 Roscoe Court
San Diego, California	92123
(Address of principal executive offices)	(Zip code)

(877) 445 - 4581
(Registrant's telephone number, including area code)
MCM Capital Group, Inc.
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

          There were 7,411,132 shares of common stock outstanding as of May 13, 2002.

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share data)

	December 31,	March 31,
	2001 (A)	2002

		(Unaudited)

Assets
Cash	$ 1,412	$ 954
Restricted cash	3,053	4,492
Investment in receivable portfolios, net (Note 5)	47,001	48,914
Retained interest in securitized receivables (Note 6)	17,926	14,775
Property and equipment, net (Note 7)	5,244	4,668
Other assets, net	3,075	3,682
Total assets	$ 77,711	$ 77,485

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$ 7,240	$ 7,600
Accrued profit sharing arrangement (Note 8)	2,378	4,813
Notes payable and other borrowings (Notes 5 and 8)	69,215	57,045
Capital lease obligations	1,236	973
Deferred income tax liability	–	–
Total liabilities	80,069	70,431

Commitments and Contingencies (Note 11)	–	–

Stockholders' equity (deficit) (Notes 2 and 3)
Preferred stock, $.01 par value, 5,000,000 shares authorized, zero shares and 1,000,000 shares issued and
outstanding at December 31, 2001 and March 31,2002
respectively	–	10
Common stock, $0.01 par value, 50,000,000 shares authorized, and 7,161,132 shares issued and outstanding at
December 31, 2001 and March 31, 2002, respectively	72	72
Additional paid in capital	22,111	31,664
Accumulated deficit	(25,737)	(25,564)
Accumulated other comprehensive income	1,196	872
Total stockholders' equity (deficit)	(2,358)	7,054
Total liabilities and stockholders' equity (deficit)	$ 77,711	$ 77,485

(A) Derived from the audited consolidated financial statements as of December 31, 2001.

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2001	2002
	(In thousands, except per share amounts)
	(Unaudited)
Revenues
Income from receivable portfolios (Note 5)	$ 3,784	$ 15,247
Income from retained interest (Note 6)	2,737	1,799
Servicing fees and related income (Note 11)	2,156	1,150
Total revenues	8,677	18,196
Operating expenses
Salaries and employee benefits	6,249	8,268
Other operating expenses	2,116	3,527
General and administrative expenses	1,386	1,425
Depreciation and amortization	570	593

Total operating expenses	10,321	13,813
Income (loss) before other income and expense and income taxes	(1,644)	4,383
Other income and expense

Interest expense	(1,856)	(3,938)
Other income, net	38	7
Income (loss) before income taxes	(3,462)	452

Income tax provision	(281)	(219)

Net income (loss)	(3,743)	233

Preferred Dividends (Note 3)	–	(60)
Net income (loss) available to common stockholders	$ (3,743)	$ 173

Earnings (loss) per share
Basic	$ (0.52)	$ .02
Diluted	$ (0.52)	$ .02
Shares used for computation
Basic	7,161	7,161
Diluted	7,161	12,012

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2001	2002
	(Unaudited, in thousands)
Operating Activities
Gross collections	$ 17,248	$ 33,840
Less: Amounts collected on behalf of third parties	(3,758)	(3,205)
Less: Amounts applied to principal on receivable portfolios	(4,350)	(10,561)
Less: Amounts applied to principal of Securitization 98-1	–	(2,193)
Servicing fees	2,156	928
Operating Expenses:
Salaries and employee benefits	(6,308)	(7,604)
Other operating expenses	(1,075)	(2,025)
Collection legal expense	(585)	(2,016)
General and administrative	(1,448)	(1,438)
Interest payments	(1,229)	(1,041)
Other income and expense	18	6
Increase in restricted cash	(746)	(1,439)

Net cash (used in) provided by operating activities	(77)	3,252

Investing Activities
Proceeds from sales of receivable portfolios	467	331
Purchases of receivable portfolios	(4,921)	(13,145)
Collections applied to principal of receivable portfolios	4,350	10,561
Collections applied to principal of Securitization 98-1	–	2,193
Purchases of property and equipment	(70)	(17)
Net cash used in investing activities	(174)	(77)

Financing Activities
Proceeds from sale of preferred stock, net	–	4,822
Proceeds from notes payable and other borrowings	4,882	11,887
Repayment of notes payable and other borrowings	(3,521)	(19,929)
Capitalized loan costs relating to finance arrangement	(43)	(150)
Repayment of capital lease obligations	(258)	(263)
Net cash provided by (used in) financing activities	1,060	(3,633)

Net increase (decrease) in cash	809	(458)
Cash at beginning of period	888	1,412
Cash at end of period	$ 1,697	$ 954
Supplemental schedule of non-cash investing and financing activities:

Discount applied to Senior Notes for issuance of warrants, net	$ 20	$ –

ENCORE CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Reconciliation of Net Loss to Net Cash (Used in) Provided by Operating Activities

	Three Months Ended
	March 31,
	2001	2002
	(Unaudited, in thousands)

Net Income (loss)	$ (3,743)	$ 233
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	570	593
Amortization of loan costs and debt discount	325	217
Gain on sales of property and equipment	(5)	–
Deferred income tax expense	281	219
Increase in income on portfolio receivables	–	340
Increase in income on retained interest	2,666	414
Changes in operating assets and liabilities:
Increase in restricted cash	(841)	(1,439)
Increase in other assets	(129)	(712)
Note payable issued in lieu of interest payment	633	–
Increase in accounts payable and accrued liabilities	166	3,387
Net cash (used in) provided by operating activities	$ (77)	$ 3,252

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited, in thousands)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive
	Shares	Par	Shares	Par	Capital	Deficit	Income	Total
Balance at December 31, 2001	7,161	$ 72	–	$–	$ 22,111	$ (25,737)	$ 1,196	$(2,358)
Net Income	–	–	–	–	–	233	–	233
Other comprehensive
loss - decrease in
unrealized gain (Note9)	–	–	–	–	–	–	(324)	(324)
Comprehensive loss								(91)
Net proceeds from
issuance of preferred
stock (Note 3)	–	–	1,000	10	4,812	–	–	4,822
Preferred dividends (Note 3)	–	–	–	–	–	(60)	–	(60)
Forgiveness of debt,
net (Note 3)	–	–	–	–	4,665	–	–	4,665
Common stock warrants
(Note 8)	–	–	–	–	76	–	–	76

Balance at March 31, 2002	7,161	$ 72	1,000	$ 10	$ 31,664	$ (25,564)	$ 872	$ 7,054

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

Encore Capital Group, Inc. (“Encore” or the “Company”) is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation, and MRC Receivables Corporation (“MRC”) (collectively referred to herein as the “Company”). Encore also has a wholly-owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated. We are a financial services company specializing in the purchase, collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. Our receivable portfolios consist primarily of charged-off domestic credit card receivables purchased from national financial institutions and major retail credit corporations. Acquisitions of receivable portfolios are financed by operations and borrowings from third parties.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2002, its results of operations for the three-month periods ended March 31, 2001 and 2002, and its cash flows for the three-month periods ended March 31, 2001 and 2002, respectively. The results of operations of the Company for the three-month period ended March 31, 2002 may not be indicative of future results. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Note 2 – Liquidity

We incurred net losses totaling $10.9 million for the year ended December 31, 2001. We also had a stockholders’ deficit totaling $2.4 million at December 31, 2001. However, for the three months ended March 31, 2002, we realized net income of $0.2 million and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $7.1 million at March 31, 2002. The Company complies with the covenants relating to debt facilities (Note 8) with the exception of the minimum equity and cumulative collections covenants relating to the Warehouse Facility and Securitization 99-1 financings (see Note 6). We have experienced positive cash flow from operations during 2001 and for the first three months of 2002 and have achieved positive net income during the first quarter. We believe that there is sufficient liquidity, given our expectation of positive cash flow from operations, the transactions that occurred in February of 2002 (see Note 3) and the availability under our Revolving Line of Credit (see Note 8) and Secured Financing Facility (see Note 8), to fund operations for the foreseeable future. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, and satisfy our debt covenants relating to our debt financings (see Part II – Other Information).

If we are unable to achieve our plans, continue to satisfy or obtain waivers of our debt covenants or are removed as servicer of the Warehouse Facility and Securitization 99-1 financings (see Note 5) or our Secured Financing Facility, we may need to: (i) sell certain of our receivable portfolios for cash, (ii) raise additional funds through capital or debt, which may not be available on terms acceptable to us, or at all, (iii) reduce our number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of Encore or seek protection under reorganization, insolvency or similar laws.

Note 3 – Sale of Preferred Stock and Debt Forgiveness

On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of the Company’s common stock on a collective basis. In a related transaction, one of the Company’s principal lenders, ING Capital LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000. The debt forgiveness was recorded as additional paid in capital in the stockholders’ equity (deficit), net of the debt discount related to the warrants cancelled and deferred loan costs. These two transactions increased the Company’s net worth by $9.4 million.

The Purchasers purchased 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5 million in cash net of $0.2 million of costs associated with the issuance. Each share of Series A Preferred Stock is convertible at the option of the holder at any time into shares of common stock at a conversion price of $.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon and a participation payment equal to shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event.

The Series A Preferred Stock ranks senior to the common stock and any other junior securities with respect to the payment of dividends and liquidating distributions. The Company is prohibited from issuing any capital stock that ranks senior to the Series A Preferred Stock without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Upon the occurrence of a qualified public offering, a change in control, or a sale of the Company, the Company may, by decision of the then independent members of the Board of Directors, redeem the outstanding Series A Preferred Stock in whole but not in part at an aggregate redemption price equal to the $5.0 million liquidation preference plus the participation payment.

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

As a result of the investment by the Purchasers, which was a condition to an amendment by ING of the Company’s note purchase agreement, the Company believes that it is in compliance with the covenants under all of its credit agreements except the minimum net worth covenant and the cumulative collections covenants relating to the Warehouse Facility and Securitization 99-1.

The investment by the Purchasers was approved by the Company’s board of directors, following the recommendation of a special committee consisting of the Company’s independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

Note 4 – New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets,” which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company’s consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets” which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The implementation of SFAS No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

Note 5 – Investment in Receivable Portfolios

We account for our investment in receivable portfolios on either the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, each static pool is recorded at cost at the time of acquisition.

We account for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to the principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis with the effective interest rate adjusted prospectively based on historic accrued income and principal paydowns. The effective interest rate is the internal rate of return for each pool determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

We monitor impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. Each quarter, management evaluates the carrying value of receivable portfolios for impairment based on current market conditions and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the related estimates of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, the Company accounts for those portfolios on the cost recovery method. We did not record an impairment charge during the three months ended March 31, 2002.

During the first quarter of 2000, the Company determined that twenty-two of its receivable portfolios that had been acquired during 1999 and 2000 were not performing in a manner consistent with expectations and historical results for the specific type of receivables within those portfolios. This non-performance was largely the result of non-compliance of the receivable portfolios purchased with covenants and representations made by the seller in the related purchasing process. At the time impairment was identified, the Company was unable to reasonably estimate the amount and timing of anticipated collections. Therefore, in accordance with AICPA Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”, the Company ceased accrual of income on these portfolios effective January 1, 2000.

During the second quarter of 2000, using newly acquired proprietary statistical models, Company management estimated the amount and timing of anticipated collections, and therefore the recoverable value of these portfolios. As part of that process, the Company was able to isolate many of the portions of those portfolios containing what the Company considered ineligible assets. Based on the Company’s calculations and statistical analysis, the Company recorded impairment charges of $20.9 million against the carrying value of certain portfolios for the year 2000.

Effective July 1, 2001, all portfolios previously impaired, and still having carrying values, returned to accrual status since collection history provided the Company the ability to reasonably estimate the amount and timing of anticipated collections. Effective October 1, 2001, one of the portfolios returned to accrual status retroactive to July 1, 2001 and an additional seven portfolios, with carrying values aggregating $1.5 million at December 31, 2001, were changed to the cost recovery method as the Company deemed the collection history as unpredictable, making it not possible to reasonably estimate the amount and timing of future collections. For the three months ended March 31, 2002, $0.3 million of income was recognized pertaining to the portfolios previously impaired that would not have been recognized had such portfolios remained on the cost recovery method.

For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the three months ended March 31, 2002, approximately $1.1 million was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered compared to $1.3 million during the three months ended March 31, 2001.

The following table summarizes the changes in the balance of the investment in receivable portfolios for the following periods (in thousands):

	Year Ended	Three Months Ended
	December 31, 2001	March 31, 2002

Balance at beginning of period	$25,969	$47,001
Purchase of receivable portfolios	39,030	13,145
Collections applied to receivable portfolios	(45,305)	(25,401)
Revenue accreted on receivable portfolios	27,307	14,169

Balance at end of period	$47,001	$48,914

Note 6 – Securitization of Receivable Portfolios

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

The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. Pursuant to Emerging Issues Task Force Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts, decreased by actual cash collections with the unrealized gain amortized using an effective interest method. The retained interest is estimated to yield a monthly return of approximately 3.7% based on estimated net cash flows derived from historical and projected collection results. The income accrued on the retained interest was $2.7 million and $1.8 million for the three months ended March 31, 2001 and 2002, respectively. After the notes were repaid in full as of September 2000, all collections of the underlying securitized receivables have been applied against the retained interest in securitized receivables.

We monitor impairment of the retained interest based on discounted anticipated future cash flows of the underlying receivables compared to the original cost basis of the retained interest, adjusted for unpaid accrued interest and principal paydowns. The discount rate is based on a rate of return, adjusted for specific risk factor, that would be expected by an unrelated investor in a similar stream of cash flows. The retained interest is evaluated for impairment by management quarterly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest’s original cost basis, adjusted for accrued interest and principal paydowns, is greater than the present value of expected future cash flows. No provision for losses was recorded during the three months ended March 31, 2001 and 2002.

The retained interest is held by Midland Receivables 98-1 Corporation, a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company. The value of the retained interest, and its associated cash flows, would not be available to satisfy claims of general creditors of the Company.

The following summarizes the changes in the balance of the investment in retained interest for the three months ended March 31, 2002 (in thousands):

	Amortized	Unrealized	Carrying
	Cost	Gain	Value

Balance at December 31, 2001	$15,929	$1,997	$17,926
Interest accrued	1,799	–	1,799
Payments received	(4,407)	–	(4,407)
Decrease in unrealized gain	–	(543)	(543)
Balance at March 31, 2002	$13,321	$1,454	$14,775

1999 Warehouse and 1999 Securitization Financing

On March 31, 1999 the Company, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or “Warehouse facility”, structured as a term loan with a final payment date of December 15, 2004. As of March 31, 2002, the balance outstanding under this facility amounts to $7.5 million. The facility earns interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) per annum or 3.03% at March 31, 2002. On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Midland Credit, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $10.9 million at March 31, 2002. The Warehouse facility and Securitization 99-1 are collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $10.8 million and a cash reserve and collection accounts of $2.2 million at March 31, 2002, and are insured through a financial guaranty insurance policy. The insurance policy requires the payment of base premiums on a monthly basis and an additional premium due at debt maturity. The deferred premiums totaled $0.7 million and $1.4 million at March 31, 2001 and 2002, respectively. The deferred premiums are included in accounts payable and accrued liabilities in the Condensed Consolidated Statements of Financial Condition. The Warehouse facility and Securitization 99-1 have been accounted for as financing transactions.

The Warehouse facility and Securitization 99-1 agreements, as amended, provide, among other things, that the Company (i) must maintain $2 million of liquidity, (ii) must collect certain minimum amounts on the receivable portfolios within the Warehouse facility and Securitization 99-1, (iii) must maintain on a consolidated basis a minimum net worth of $7.3 million, and (iv) must be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000. The Company was in default of the minimum cumulative collections and the net worth covenants at March 31, 2002, for which it has not received a waiver. Subject to final negotiations and documentation of a definitive agreement, the Company believes it has reached agreement in principle with the controlling party and is in the process of documenting the changes to both agreements. These agreements, when and if signed would, among other things: (1) reappoint Midland Credit as servicer for six month periods; (2) permit Midland Credit to expand the scope of activities that it presently uses in collections of these portfolios; (3) eliminate net worth and collection tests and replace those with a test which compares the actual note balances to an agreed upon schedule at the end of each six month servicing period; and (4) administratively simplify the arrangement.

Income related to the Warehouse facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Note 7 – Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	December 31,	March 31,
	2001	2002

Furniture, fixtures and equipment	$1,171	$1,176
Computer equipment and software	7,852	7,868
Telephone equipment	1,652	1,649
Leasehold improvements	279	279
	10,954	10,972
Accumulated depreciation and amortization	(5,710)	(6,304)

	$5,244	$4,668

Note 8 – Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	December 31,	March 31,
	2001	2002

Secured financing facility, floating rate, 7.6% at March 31, 2002, due various dates through June 4, 2004 (Note 5)	$23,291	$23,358
Notes payable, Securitization 99-1, 10%, due December 15, 2004 (Note 6)	12,436	10,865
Revolving line of credit at the Prime Rate, 4.75% at March 31, 2002, due April 15, 2003	14,729	8,875
Warehouse facility, LIBOR plus 1.17%, 3.03% at March 31, 2002 due December 15, 2004 (Note 6)	8,211	7,527
Senior notes, 6%, due January 15, 2007 (Note 3)	10,000	7,250
Payment-in-kind notes, 12%, due July 1, 2005 (Note 3)	1,921	–

	70,588	57,875
Less: Unamortized debt discount	(1,373)	(830)

	$69,215	$57,045

Revolving Line of Credit
The Company entered into the Sixth Amended and Restated Promissory Note effective March 22, 2002 to renew the Company’s revolving line of credit. The $15 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2003. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. Triarc has a $15.0 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Such deposit under the guarantees of the revolving credit borrowings is subject to set off under certain circumstances if the parties to the guarantees of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. At March 31, 2001 and 2002, the Company had available unused lines of credit in the amount of $1.8 million and $6.1 million, respectively.

Senior Notes
In January 2000, the Company obtained additional financing through the issuance of $10.0 million principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, the Company issued warrants to the noteholders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semiannual interest payments on January 15 and July 15; however, during the first two years the notes are outstanding, interest was paid in kind at the Company’s option through issuance of additional 12% senior notes due July 1, 2005. For the interest payments due in January 2001 and July 2000 and 2001, the Company issued 12% senior notes in the aggregate amount of $1.9 million. On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 3). Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The Senior Notes now bear interest at 6% per annum until July 15, 2003, and 8% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. The Senior Notes require semi-annual interest payments on January 15 and July 15, while the interest due through July 2003 may be repaid, at the Company’s option, with Payment-in-Kind Notes. Payment-in-Kind Notes accrue interest at 6% per annum through July 15, 2003 and 8% per annum thereafter and are due July 1, 2005.

Secured Financing Facility
On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75 million secured financing facility (the “Secured Financing Facility”). The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3% per annum and is payable weekly. Once the outstanding balance under this facility exceeds $25 million, the floating rate margin reduces by 1% on the amounts in excess of $25 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender equally share remaining cash flows from the receivable portfolios. As of March 31, 2002, the Company purchased portfolios with a face value of $2.3 billion at a price of approximately $52.6 million and has recorded approximately $4.8 million in contingent interest relating to the 50% cash flow sharing agreement. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants become exercisable in three equal tranches triggered at the time the Company has drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, and the second tranche was triggered in the first quarter of 2002, thus warrants representing 310,788 and 466,182 shares of the Company’s common stock were exercisable under this facility at December 31, 2001 and March 31, 2002, respectively. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during the three months ended March 31, 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity (deficit).

Stand-by Line of Credit
Effective October 31, 2000, we executed an agreement with certain of our affiliates for a $2.0 million stand-by lineof credit secured by substantially all of the Company's assets and those of its subsidiaries. The facility was to be used for working capital purposes and interest at 12% per annum would accrue on any amount drawn on the line of credit. Upon execution of the agreement, the lenders received warrants to acquire up to 50,000 shares of the Company's common stock at $0.01 per share. Additional warrants were issued when we elected to extend the funding period under the line of credit. As of December 31, 2001, when the stand-by line expired, no indebtedness existed and we had issued warrants to purchase a total of 250,000 shares of the Company’s common stock at $0.01 per share. The fair value of the warrants, $0.1 million, has been accounted for by recording deferred loan costs and an offset to additional paid-in capital as a component of stockholders’ equity (deficit). The lenders exercised all 250,000 warrants on April 16, 2002.

Note 9 – Comprehensive Loss

The decrease in unrealized gain included in the Company’s comprehensive loss relates to the 1998 Securitization discussed in Note 6. At the time of this securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS 125. This original cost basis was adjusted to fair value, which is based on the discounted anticipated future cash flows on a “cash out” basis, with such adjustment, net of related deferred income taxes, recorded as a component of accumulated other comprehensive income as follows.

	March 31,	March 31,
	2001	2002

Net Income (Loss)	$ (3,743)	$ 233
Other comprehensive loss:
Decrease in unrealized gain on

"Available for sale" investments, net of tax	(421)	(324)
Comprehensive Loss	$ (4,164)	$ (91)

Note 10 – Earnings (loss) Per Share

Basic earnings per share are computed by dividing net earnings (loss) attributable to common stockholders’ by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings (loss) per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings per share for the three months ended March 31, 2001 and 2002 respectively (in thousands, except for earnings (loss) per share):

	Net Income
	(Loss) Available	Weighted
	to Common	Average Shares	Earnings (Loss)
2001	Stockholders	Outstanding	Per Share

Basic	$ (3,743)	7,161	$ (0.52)
Effect of Dilution	–	–	–
Diluted	$ (3,743)	7,161	$ (0.52)
2002

Basic	$ 173	7,161	$ 0.02
Effect of Dilution:
Stock options and warrants	–	740	–

Convertible Preferred Stock	60	4,111	–
Diluted	$ 233	12,012	$ 0.02

In 2001, due to the loss from continuing operations for the three months ended March 31, 2001, potential dilutive common stock equivalents were excluded from the computation of diluted earnings per share due to their antidilutive effect.

In 2002, for the three months ended March 31, 2002, 1,035,000 stock options and 466,182 stock warrants were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 11 – Commitments and Contingencies

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

Leases
The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Sales of Purchased Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sales agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of March 31, 2002 in its condensed consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. The agreement is cancelable upon written notice. The Company receives a service fee, as defined, for its collections that totaled $2.2 million and $1.2 million for the three-month periods ended March 31, 2001 and 2002, respectively. The service fee recognized during the three-month period ended March 31, 2001 includes a non-recurring fee totaling $0.8 million which relates to the Company’s assistance with the sale of a component of the pool it services.

Employment Agreements
In March 2002, the Company entered into two employment agreements with executive officers. Such agreements generally provided for one year terms and base compensation aggregating $0.6 million per annum, plus incentive compensation, as defined. The agreements provide for severance payments over periods between one year and one and a half years upon termination without cause, as defined.

Deferred Compensation
The Company initiated a deferred compensation plan for its senior management team effective March 1, 2002 the terms of which are defined in the agreement thereto.

Note 12 – Employee Stock Options

In January 2002, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 161,000 shares of the Company’s common stock at an exercise price of thirty–five cents per share. The options vest over three years with the first vesting date in January 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Encore Capital Group, Inc. for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See “Part II-Other Information.”

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues
Total revenues for the three months ended March 31, 2002 were $18.2 million compared to total revenues of $8.7 million for the three months ended March 31, 2001, an increase of $9.5 million or 109%. The increase is due to income from receivable portfolios, which increased $11.4 million or 300%, to $15.2 million from $3.8 million for the three months ended March 31, 2002 and 2001, respectively. This was offset by a decrease in the income from investment in retained interest of $0.9 million, from $2.7 million for the three months ended March 31, 2001 to $1.8 million for the three months ended March 31, 2002. The decrease resulted from projected declines in cash collections related to the retained interest. This was also offset by a decrease in servicing fees and other related income of $1.0 million, from $2.2 million for the three months ended March 31, 2001 to $1.2 million for the three months ended March 31, 2002.

The increase of $11.4 million in income from receivable portfolios is primarily attributed to growth in newly purchased portfolios and an overall increase in total collections. For the twelve months ended December 31, 2001, we acquired new portfolios with a face value in excess of $1.6 billion at a cost of $39 million. For the three months ended March 31, 2002 we purchased additional portfolios with a face value of $718 million at a cost of $13.1 million. The portfolios purchased in 2001 and 2002 to date provided $11.2 million of revenue during the first three months of 2002 compared to only $0.4 million during the first three months of 2001. In line with our projections, revenues on all other portfolios increased by $0.6 million during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Furthermore, certain portfolios that were recorded on a cost recovery basis during the first three months of 2001 were returned to the accretion method and accounted for $0.7 million of the increase in revenue for the three months ended March 31, 2002 (see Note 5).

As successor servicer for a pool of charged-off consumer accounts acquired in the May 2000 acquisition of certain assets of West Capital, we recorded $1.2 million in servicing fees and related income during the three months ended March 31, 2002 for the collections on these receivables during that period compared to $2.2 million for the same period in 2001, representing a decrease of $1.0 million, or 47%. During the three months ended March 31, 2001, a non-recurring fee in the amount of $0.8 million was recognized for the Company’s assistance with the sale of a component of these receivables.

Operating expenses
Total operating expenses were $13.8 million for the three months ended March 31, 2002 compared to $10.3 million for the three months ended March 31, 2001, an increase of $3.5 million or 34%. Salaries and employee benefits increased by $2.1 million or 34% to $8.3 million for the three months ended March 31, 2002 from $6.3 million for the three months ended March 31, 2001. As collector bonuses are tied to collections, a substantial portion of the increase is a direct result of improved collections. During the three months ended March 31, 2002 our collections from all sources were $33.8 million, up $16.6 million, or 97% from the $17.2 million collected during the three months ended March 31, 2001.

Other operating expenses increased by approximately $1.4 million, or 67%, to $3.5 million from $2.1 million for the three months ended March 31, 2002 and 2001, respectively. The increase is due to collection legal expense which increased by $1.4 million, or 233%, to $2.0 million for the three months ended March 31, 2002 from $0.6 million for the three months ended March 31, 2001. This increase in collection legal expense reflects costs associated with the initiation of a new channel for collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. Amounts collected through this channel approximated $6.0 million for the three months ended March 31, 2002 compared to $1.5 million for the three months ended March 31, 2001.

General and administrative expenses were consistent at $1.4 million for the three months ended March 31, 2002 and 2001, as were depreciation expenses at $0.6 million for the three months ended March 31, 2002 and 2001.

Interest expense
For the three months ended March 31, 2002, total interest expense including fees and amortization of other loan costs was $3.9 million on average borrowings for the period of $62.8 million, resulting in an effective all-in annualized interest rate of 25% for the period. The interest only portion of this total amounted to $1.0 million, for an effective annualized interest rate of 6%. For the three months ended March 31, 2001, total interest expense was $1.9 million on average borrowings of $55.1 million, reflecting an effective all-in annualized interest rate of 14%. The interest only portion of this total amounted to $1.4 million, for an effective annualized interest rate of 10%. The increase in total interest expense is due to the accrual for the sharing with the lender of residual collections under the Secured Financing Facility discussed in Note 8 totaling $2.4 million for the three months ended March 31, 2002, and partially offset by lower overall interest rates.

Income taxes
For the three months ended March 31, 2002, we recorded an income tax provision of $0.2 million, reflecting an effective rate of 48%, which represents the deferred tax impact of the decrease in the unrealized gain. For the three months ended March 31, 2001, we recorded a provision of $0.3 million, reflecting an effective rate of 8%. The provisions for 2001 and 2002 reflect recording a valuation reserve for our deferred tax assets because of the uncertainty of the recovery of those assets.

Net Income (loss)
For the three months ended March 31, 2002, we recognized net income of $0.2 million compared to a net loss of $3.7 million for the three months ended March 31, 2001.

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

On December 20, 2000, through a wholly owned, bankruptcy remote, special purpose entity, we entered into a $75.0 million secured financing facility to be used for the purchase of receivable pools. As of March 31, 2002, there was $23.4 million outstanding under the line. Moreover, we extended the maturity date of our $15 million revolving credit facility to April 15, 2003. We use our $15.0 million revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. We had $6.1 million available under this facility at March 31, 2002, as compared to $0.3 million available at December 31, 2001. Unrestricted cash for the three months ended March 31, 2002 was $1.0 million compared to $1.4 million at December 31, 2001. The primary cause for the decrease is payments against our revolving line of credit.

Cash Flows and Expenditures
We collected $33.8 million during the three months ended March 31, 2002 from all portfolios, an increase of $16.6 million, or 97%, from the $17.2 million collected during the three months ended March 31, 2001. Collections on owned portfolios increased by approximately $17.1 million or 127% from approximately $13.5 million during the three months ended March 31, 2001 to approximately $30.6 million for the three months ended March 31, 2002. The source of the improvement was approximately $19.5 million from the Secured Financing Facility portfolios offset by a decrease of $1.0 million from the residual asset retained in the 98-1 Securitization, $0.5 million from the 99-1 Securitization, $0.2 million from the Warehouse Facility, and $0.7 million from wholly owned portfolios.

The $17.1 million increase in collections on owned portfolios is offset by approximately $0.5 million in lower collections related to serviced portfolios for an unrelated third party. During the three months ended March 31, 2002 we collected approximately $3.2 million on serviced portfolios compared to approximately $3.7 million during the three months ended March 31, 2001.

Cash flow from operations improved $3.3 million, or 3300%, from $0.1 million in cash used during the three months ended March 31, 2001, to $3.2 million in cash provided by operations for the three months ended March 31, 2002. The improvement is largely due to the increase in overall collections, but most noticeably because of the increase on our owned portfolios, including the 98-1 Securitization.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We purchased $13.1 million in new receivables during the three months ended March 31, 2002, up $8.7 million or 198% from the $4.4 million purchased during the three months ended March 31, 2001. Purchases impact cash flows in two ways. In periods in which we make portfolio purchases, we provide ten percent of each portfolio’s purchase price as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We use proprietary statistical models to determine values of new portfolios, with minimum expected returns set by management. During the three months ended March 31, 2002, we purchased thirteen portfolios from six issuers that we believe will meet our targeted returns criteria. There is no assurance that we will be able to continue to find portfolios that meet our targeted returns criteria or that purchased portfolios will achieve targeted returns. From time to time, we also sell receivables of bankrupt debtors. We received $0.3 million from these sales during the quarter ended March 31, 2002.

During the three months ended March 31, 2002, cash used in financing activities was $3.6 million which included repayments under existing facilities and capital leases of $20.2 million, offset by borrowings of $11.9 million used primarily to fund new portfolio purchases. As discussed in Note 3, on February 22, 2002 certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in the Company. Immediately prior to such investment, the Purchasers on a collective basis beneficially owned in excess of 50% of the Company’s common stock. In a related transaction, one of the Company’s principal lenders, ING Capital, LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The net effect of these transactions was to provide cash from financing activities of $4.8 million.

For the three months ended March 31, 2001, net cash provided by financing activities was $1.1 million. This included repayments under existing facilities and capital leases of $3.8 million, offset by borrowings of $4.9 million used primarily to fund new portfolio purchases.

Liquidity
We incurred net losses totaling $10.9 million for the year ended December 31, 2001. We also had a stockholders’ deficit totaling $2.4 million at December 31, 2001. However, for the three months ended March 31, 2002, we realized net income of $0.2 million and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $7.1 million at March 31, 2002. The Company complies with the covenants relating to debt facilities with the exception of the minimum equity and cumulative collections covenants relating to the Warehouse Facility and Securitization 99-1 financings. We have experienced positive cash flow from operations during 2001 and for the first three months of 2002 and have achieved positive net income during the first quarter. We believe that there is sufficient liquidity, given our expectation of positive cash flow from operations, the transactions that occurred in February of 2002 and the availability under our Revolving Line of Credit and Secured Financing Facility, to fund operations for the foreseeable future. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, and satisfy our debt covenants relating to our debt financings.

If we are unable to achieve our plans, continue to satisfy our or obtain waivers of debt covenants or are removed as servicer of the Warehouse Facility and Securitization 99-1 financings or our Secured Financing Facility, we may need to: (i) sell certain of our receivable portfolios for cash, (ii) raise additional funds through capital or debt, which may not be available on terms acceptable to us, or at all, (iii) reduce our number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of Encore or seek protection under reorganization, insolvency or similar laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in short-term interest rates affect our earnings as a result of our borrowings under the Secured Financing Facility, Revolving Line of Credit facility and the Warehouse facility. We believe that our market risk information has not changed materially from December 31, 2001 and reference is made to our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “project,” or the negation thereof or similar expressions constitute forward-looking statements within the meaning of the Reform Act. These statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For all forward-looking statements, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

  our ability to maintain existing and secure additional financing;
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
  the costs, uncertainties and other effects of legal and administrative proceedings; and
  risk factors and cautionary statements made in our Annual Report on Form 10-K for the period ended December 31, 2001.

Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. We will not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

Item 1 – Legal Proceedings

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits which can be material to our business due to the remedies available under these statutes, including punitive damages. We have not been subject to a class action lawsuit to date.

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

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA (“MBNA”). We have alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. We are seeking compensatory damages in excess of $20 million plus treble and punitive damages. MBNA has filed a response to this lawsuit denying their liability and counterclaimed for its attorneys fees and for indemnification for any amount the Company may be awarded from MBNA. The counterclaim was dismissed in April 2002. Any recoveries, net of attorney fees and other related costs, will first be paid to the noteholders of the Warehouse facility and the Securitization 99-1 financing, and then any remaining amounts to Midland Credit.

We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations.

Item 2 – Changes in Securities and Use of Proceeds

See Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 Financial Statements, which is incorporated by reference hereto. The sale described therein was exempt from the registration provisions of the Securities Act of 1933, as amended, under section 4(2) of the 1933 Act for transactions not involving a public offering, based on the fact that the preferred stock was offered and sold to a limited number of institutional investors who had access to financial and other relevant data concerning the Company, its financial condition, business, and assets. The proceeds of the transaction are being used to repay debt and to fund portfolio purchases.

Item 3 – Defaults Upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 – Other Information

Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K.

On February 25, 2002, the Company filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

On March 25, 2002, the Company filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

On April 4, 2002, the Company filed a Current Report on Form 8-K, which included information under Item 5 and exhibits under Item 7 of such form.

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

		By:	/s/ Barry R. Barkley

Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	May 13, 2002