Form 10-Q
period 2002-06-30
ENCORE CAPITAL GROUP INC
filed 2002-08-14
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2002
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

          There were 7,411,132 shares of common stock outstanding as of August 13, 2002.

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share data)

	December 31,	June 30,
	2001 (A)	2002

		(Unaudited)

Assets
Cash	$ 1,412	$ 1,289
Restricted cash	3,053	4,225
Investment in receivable portfolios, net (Note 5)	47,001	48,836
Retained interest in securitized receivables (Note 6)	17,926	11,085
Property and equipment, net (Note 7)	5,244	4,373
Other assets, net	3,075	3,998
Total assets	$ 77,711	$ 73,806

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$ 7,240	$ 7,681
Accrued profit sharing arrangement (Note 8)	2,378	6,849
Notes payable and other borrowings (Notes 5 and 8)	69,215	51,351
Capital lease obligations	1,236	730
Total liabilities	80,069	66,611

Commitments and Contingencies (Note 11)

Stockholders' equity (deficit) (Notes 2 and 3)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, zero shares and 1,000,000 shares issued and
outstanding at December 31, 2001 and June 30, 2002,
respectively	–	10
Common stock, $0.01 par value, 50,000,000 shares authorized, and 7,161,132 shares and 7,411,132 shares issued and outstanding at
December 31, 2001 and June 30, 2002, respectively	72	74
Additional paid in capital	22,111	31,431
Accumulated deficit	(25,737)	(24,996)
Accumulated other comprehensive income	1,196	676
Total stockholders' equity (deficit)	(2,358)	7,195
Total liabilities and stockholders' equity (deficit)	$ 77,711	$ 73,806

(A) Derived from the audited consolidated financial statements as of December 31, 2001.

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002
	(In thousands, except per share amounts)
	(Unaudited)
Revenues

Income from portfolio receivables	$ 6,755	$ 17,985	$ 10,538	$ 33,232
Income from retained interest (Note 6)	2,570	1,419	5,307	3,218
Servicing fees and related income (Note 11)	1,116	725	3,273	1,875
Total revenues	10,441	20,129	19,118	38,325
Operating expenses
Salaries and employee benefits	7,041	8,934	13,383	17,202
Other operating expenses	2,543	4,290	4,416	7,817
General and administrative expenses	1,422	1,547	2,717	2,971
Depreciation and amortization	572	598	1,142	1,191
Total operating expenses	11,578	15,369	21,658	29,181
Income (Loss) before other income and expense and income
taxes	(1,137)	4,760	(2,540)	9,144
Other income and expense
Interest expense	(2,463)	(3,990)	(4,550)	(8,012)
Other income (expense)	54	66	82	157
Income (Loss) before income taxes	(3,546)	836	(7,008)	1,289
Income tax benefit (provision)	(334)	(144)	(615)	(363)
Net Income (Loss)	(3,880)	692	(7,623)	926

Preferred Dividends (Note 3)	–	(125)	–	(185)
Net Income (Loss) available to common stockholders	$(3,880)	$ 567	$(7,623)	$ 741

Earnings (Loss) per share (Note 10)
Basic	$ (0.54)	$ 0.08	$ (1.06)	$ 0.10
Diluted	$ (0.54)	$ 0.04	$ (1.06)	$ 0.06
Shares used for computation
Basic	7,161	7,367	7,161	7,265
Diluted	7,161	17,838	7,161	14,936

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2001	2002
	(Unaudited, in thousands)
Operating Activities
Gross collections	$ 36,202	$ 69,620
Less: Amounts collected on behalf of third parties (Note 11)	(7,045)	(5,835)
Less: Amounts applied to principal on receivable portfolios	(6,951)	(21,753)
Less: Amounts applied to principal of Securitization 98-1	–	(5,937)
Servicing fees	3,273	1,876
Operating Expenses:
Salaries and employee benefits	(13,567)	(16,935)
Other operating expenses	(2,999)	(3,662)
Collection legal expense	(1,806)	(4,469)
General and administrative	(3,010)	(3,301)
Interest payments	(2,429)	(2,625)
Other income and expense	82	157
Increase in restricted cash	(296)	(1,172)

Net cash provided by operating activities	1,454	5,964

Investing Activities
Proceeds from sales of receivable portfolios	940	–
Purchases of receivable portfolios	(18,909)	(23,622)
Collections applied to principal of receivable portfolios	6,951	21,752
Collections applied to principal of Securitization 98-1	–	5,937
Purchases of property and equipment	(299)	(321)
Proceeds from the sale of property and equipment	52	–
Net cash (used in) provided by investing activities	(11,265)	3,746

Financing Activities
Proceeds from exercise of common stock warrants (Note 8)	–	2
Proceeds from sale of preferred stock, net (Note 3)	–	4,590
Proceeds from notes payable and other borrowings	18,046	28,099
Repayment of notes payable and other borrowings	(7,633)	(41,864)
Capitalized loan costs relating to finance arrangement	(55)	(154)
Repayment of capital lease obligations	(494)	(506)
Net cash provided by (used in) financing activities	9,864	(9,833)

Net increase (decrease) in cash	53	(123)
Cash at beginning of period	888	1,412
Cash at end of period	$ 941	$ 1,289

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

Reconciliation of Net Loss to Net Cash (Used in) Provided by Operating Activities

	Six Months Ended
	June 30,
	2001	2002
	(Unaudited, in thousands)

Net Income (loss)	$ (7,623)	$ 926
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,142	1,191
Amortization of loan costs and debt discount	759	429
Gain on sales of property and equipment	(14)	–
Deferred income tax expense	615	364
Increase in income on portfolio receivables	5,657	34
Increase in income on retained interest	507	414
Changes in operating assets and liabilities:
Increase in restricted cash	(296)	(1,172)
Increase in other assets	(723)	(1,189)
Note payable issued in lieu of interest payment	633	–
Increase in accounts payable and accrued liabilities	797	2,396
Increase in profit sharing arrangement	–	2,571
Net cash provided by operating activities	$ 1,454	$ 5,964

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited, in thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Par	Shares	Par	Capital	Deficit	Income	Total
Balance at December 31, 2001	–	$ –	7,161	$ 72	$ 22,111	$ (25,737)	$ 1,196	$(2,358)
Net Income	–	–	–	–	–	926	–	926
Other comprehensive
loss - decrease in
unrealized gain (Note9)	–	–	–	–	–	–	(520)	(520)
Comprehensive gain								406
Net proceeds from
issuance of preferred
stock (Note 3)	1,000	10	–	–	4,579	–	–	4,589
Preferred dividends (Note 3)	–	–	–	–	–	(185)	–	(185)
Forgiveness of debt,
net (Note 3)	–	–	–	–	4,665	–	–	4,665
Common stock warrants
(Note 8)	–	–	250	2	76	–	–	78

Balance at June 30, 2002	1,000	$ 10	7,411	$ 74	$ 31,431	$ (24,996)	$ 676	$ 7,195

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation
Encore Capital Group, Inc. (“Encore” or the “Company”), previously known as MCM Capital Group, Inc.,is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation, and MRC Receivables Corporation (“MRC”) (collectively referred to herein as the “Company”). Encore also has a wholly-owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated. The Company is a financial services company specializing in the purchase, collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2002, its results of operations for the three and six-month periods ended June 30, 2001 and 2002, and its cash flows for the six-month periods ended June 30, 2001 and 2002, respectively. The results of operations of the Company for the three and six-month periods ended June 30, 2002 may not be indicative of future results. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Note 2 – Liquidity
The Company incurred net losses totaling $10.9 million for the year ended December 31, 2001. The Company also had a stockholders’ deficit totaling $2.4 million at December 31, 2001. For the six months ended June 30, 2002, the Company realized net income of $0.9 million and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $7.2 million at June 30, 2002. The Company complies with the covenants relating to debt facilities (See Note 8) with the exception of the minimum equity and cumulative collections covenants relating to the Warehouse Facility and Securitization 99-1 financings (see Note 6). The Company experienced positive cash flow from operations during 2001 and for the first six months of 2002 and achieved positive net income during the first and second quarters of 2002. The Company believes that there is sufficient liquidity, given its expectation of positive cash flow from operations, the transactions that occurred in February of 2002 (see Note 3) and the availability under the Revolving Line of Credit (see Note 8) and Secured Financing Facility (see Note 8), to fund operations for at least the next 12 months. However, there can be no assurances that the Company will successfully sustain profitable operations, continue to generate positive cash flow from operations, and satisfy its covenants relating to debt financings (see Part II – Other Information).

If the Company is unable to achieve its plans, continue to satisfy the debt covenants or obtain waivers of debt covenants, and/or is removed as servicer of the Warehouse Facility and Securitization 99-1 financings (see Note 5) or the Secured Financing Facility, it may need to: (i) sell certain of the receivable portfolios for cash, (ii) raise additional funds through capital or debt offerings, which may not be available on terms acceptable to the Company, or at all, (iii) reduce the number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of Encore or seek protection under reorganization, insolvency or similar laws.

Note 3 – Sale of Preferred Stock and Debt Forgiveness
On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of the Company’s common stock on a collective basis. In a related transaction, one of the Company’s principal lenders, ING Capital LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The debt forgiveness was recorded as additional paid-in capital within stockholders’ equity, net of the debt discount related to the warrants cancelled and deferred loan costs. These two transactions increased the Company’s net worth by $9.3 million.

The Purchasers purchased 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash net of $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon and a participation payment equal to shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event.

The Series A Preferred Stock ranks senior to the common stock and any other junior securities with respect to the payment of dividends and liquidating distributions. The Company is prohibited from issuing any capital stock that ranks senior to the Series A Preferred Stock without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Upon the occurrence of a qualified public offering, a change in control, or a sale of the Company, the Company may, by decision of the then independent members of the Board of Directors, redeem the outstanding Series A Preferred Stock in whole, but not in part, at an aggregate redemption price equal to the $5.0 million liquidation preference plus the participation payment.

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

As a result of the investment by the Purchasers, which was a condition to an amendment by ING of the Company’s Senior Note - note purchase agreement, the Company believes that it is in compliance with the covenants under all of its credit agreements except the minimum net worth covenant and the cumulative collections covenants relating to the Warehouse Facility and Securitization 99-1.

The investment by the Purchasers was approved by the Company’s board of directors, following the recommendation of a special committee consisting of the Company’s independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

Note 4 – New Accounting Pronouncements
In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets,” which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Company’s consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Note 5 – Investment in Receivable Portfolios
The Company accounts for its investment in receivable portfolios on either the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific purchases and timing of acquisition. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, each static pool is recorded at cost at the time of acquisition.

The Company accounts for each static pool as a unit throughout the economic life of the pool (similar to one loan) for recognition of income from receivable portfolios, for collections applied to the principal of receivable portfolios and for provision for loss or impairment. Income from receivable portfolios is based on the effective interest rate determined for each pool. The effective interest rate is calculated from each pool’s original cost basis; the timing and amounts of actual cash received; and anticipated future cash flow projection for each pool. The effective interest rate is adjusted prospectively based on historic accrued income and collections applied to principal. All pools are reviewed once each quarter and adjusted as necessary.

The Company monitors impairment of receivable portfolios by comparing total projected future cash flows of each portfolio with each portfolio’s carrying value. Once each quarter, management evaluates the carrying value of receivable portfolios for impairment based on current cash flow assumptions. Provisions for impairment losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the related estimates of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, the Company accounts for those portfolios on the cost recovery method. The Company did not record any impairment charges during the six months ended June 30, 2002.

In 2000, the Company determined that twenty-two of its receivable portfolios acquired during 1999 and 2000 were impaired and recorded related impairment charges of $20.9 million against the carrying value of those portfolios. Effective July 1, 2001, all portfolios that were previously impaired and that still had carrying values were returned to accrual status. Effective October 1, 2001, one of the portfolios returned to accrual status retroactive to July 1, 2001 and an additional seven portfolios, with carrying values aggregating $1.5 million at December 31, 2001, were changed to the cost recovery method as the Company deemed the pattern of collections to be unpredictable, making it not feasible to reasonably estimate the amount and timing of future collections. For the six months ended June 30, 2002, $0.6 million of income was recognized for those portfolios returned to accrual status.

For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the six months ended June 30, 2002, approximately $2.2 million was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered. This compares to $3.0 million recognized during the six months ended June 30, 2001.

The following table summarizes the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	Year Ended	Six Months Ended
	December 31, 2001	June 30, 2002

Balance at beginning of period	$25,969	$47,001
Purchase of receivable portfolios	39,030	23,622
Collections applied to receivable portfolios	(45,305)	(52,753)
Revenue accreted on receivable portfolios	27,307	30,966

Balance at end of period	$47,001	$48,836

Note 6 – Securitization of Receivable Portfolios
On September 11, 2000, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, repaid non-recourse notes originally issued in the principal amount of $33.0 million in 1998. The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. In accordance with Emerging Issues Task Force Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the retained interest is carried at cost; is increased by interest accretion based on estimated future cash receipts; is decreased by actual cash collections; and the unrealized gain is amortized using an effective interest method. The retained interest is estimated to yield an annual return of approximately 44% based on estimated net cash flows derived from both historical and projected collections. The income accrued on the retained interest was $5.3 million and $3.2 million for the six months ended June 30, 2001 and 2002, respectively.

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables compared to the current carrying value (original cost basis adjusted for unpaid accrued interest and principal pay downs) of the retained interest. The discount rate is based on a rate of return, adjusted for specific risk factors that would be expected by an unrelated investor in a similar stream of cash flows. Provisions for losses are charged to earnings when it is determined that the retained interest’s carrying value, is greater than the present value of expected future cash flows. No provision for losses was recorded during the three and six months ended June 30, 2002, and 2001, respectively.

The following summarizes the changes in the balance of the investment in retained interest for the six months ended June 30, 2002 (in thousands):

	Amortized	Unrealized	Carrying
	Cost	Gain	Value

Balance at December 31, 2001	$15,929	$1,997	$17,926
Interest accrued	3,218	–	3,218
Payments received	(9,155)	–	(9,155)
Amortization of unrealized gain	–	(904)	(904)
Balance at June 30, 2002	$9,992	$1,093	$11,085

1999 Warehouse and 1999 Securitization Financing
On March 31, 1999, the Company, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or “Warehouse facility,” structured as a term loan with a final payment due date of December 15, 2004. As of June 30, 2002, the balance outstanding under this facility amounts to $7.0 million. The facility earns interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) or 2.98% per annum at June 30, 2002. On January 18, 2000 Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Midland Credit, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $9.4 million at June 30, 2002. The Warehouse facility and Securitization 99-1 are collateralized and cross-collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $9.0 million and a cash reserve and collection accounts of $2.2 million at June 30, 2002, and, in addition, are insured through a financial guaranty insurance policy. This insurance policy requires the payment of base premiums on a monthly basis and a deferred premium due at debt maturity. The deferred premiums totaled $0.9 million and $1.5 million at June 30, 2001 and 2002, respectively. The deferred premiums are included in accounts payable and accrued liabilities in the Condensed Consolidated Statements of Financial Condition. Both the Warehouse facility and Securitization 99-1 have been accounted for as financing transactions.

The Warehouse facility and Securitization 99-1 agreements, as amended, provide, among other things, that the Company must (i) maintain $2.0 million of liquidity, (ii) collect certain minimum amounts on the receivable portfolios within the Warehouse facility and Securitization 99-1, (iii) maintain on a consolidated basis a minimum net worth of $7.3 million, and (iv) be reappointed as servicer by the note insurer on a monthly basis subsequent to December 31, 2000. The Company was in default of the minimum cumulative collections and the net worth covenants at June 30, 2002, for which it has not received a waiver. The Company has been reappointed as servicer through September 30, 2002. Subject to final documentation of the definitive agreement for new amendments to the Warehouse facility and Securitization 99-1, the Company has reached agreement in principle with the controlling party. These agreements, when and if signed, would among other things: (1) reappoint Midland Credit as servicer through April 30, 2003 and for six-month periods thereafter; (2) eliminate net worth and collection covenants and replace those with a covenant which compares the actual note balances to an agreed upon schedule at the end of each six-month interval; and (3) administratively simplify the arrangement. If the actual balances were to exceed the agreed upon amounts, this would constitute an event of servicer default and could result in the Company’s removal as servicer. In consideration of completing the final documentation, the controlling party has granted the Company permission to expand the scope of activities that it uses in the collections of these portfolios.

Income related to the Warehouse facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Note 7 – Property and Equipment
The following is a summary of the components of property and equipment (in thousands):

	December 31,	June 30,
	2001	2002

Furniture, fixtures and equipment	$1,171	$1,181
Computer equipment and software	7,852	8,048
Telephone equipment	1,652	1,762
Leasehold improvements	279	284
	10,954	11,275
Accumulated depreciation and amortization	(5,710)	(6,902)

	$5,244	$4,373

Note 8 - Notes Payable and Other Borrowings
The Company is obligated under borrowings as follows (in thousands):

	December 31,	June 30,
	2001	2002

Secured financing facility, at Prime Rate plus 2.85%, 7.75% at June 30, 2002, due various dates through September 28, 2004 (Note 5)	$23,291	$20,170
Notes payable, Securitization 99-1, 10%, due December 15, 2004 (Note 6)	12,436	9,441
Revolving line of credit at the Prime Rate, 4.75% at June 30, 2002, due April 15, 2003	14,729	8,318
Warehouse facility, LIBOR plus 1.17%, 2.98% at June 30, 2002 due December 15, 2004 (Note 6)	8,211	6,974
Senior notes, 6%, due January 15, 2007 (Note 3)	10,000	7,250
Payment-in-kind notes, 12%, due July 1, 2005 (Note 3)	1,921	–
	70,588	52,153
Less: Unamortized debt discount	(1,373)	(802)

	$69,215	$51,351

Revolving Line of Credit
The Company entered into the Sixth Amended and Restated Promissory Note effective March 22, 2002 to renew the Company’s revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2003. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. Triarc has a $15.0 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Such deposit under the guarantees of the revolving credit borrowings is subject to set off under certain circumstances if the parties to the guarantees of the revolving credit borrowings and related agreements fail to perform their obligations thereunder. At June 30, 2001 and 2002, the Company had available unused lines of credit in the amount of $0.7 million and $6.7 million, respectively.

Senior Notes
In January 2000, the Company obtained additional financing through the issuance of $10.0 million principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, the Company issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semiannual interest payments on January 15 and July 15; however, during the first two years the notes were outstanding, interest was paid in kind through issuance of additional 12% Senior Notes. On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 3). Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The Senior Notes now bear interest at 6% per annum until July 15, 2003, and 8% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. The Senior Notes require semi-annual interest payments on January 15 and July 15. At the Company’s option, interest due through July 2003 may be repaid with Payment-in-Kind Notes. Such notes would accrue interest at 6% per annum through July 15, 2003 and 8% per annum thereafter and would be due July 1, 2005. The Company elected to make the first payment in cash.

Secured Financing Facility
On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75 million secured financing facility (the “Secured Financing Facility”). The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.00% per annum and is payable weekly. Once the outstanding balance under this facility exceeds $25 million, the floating rate margin reduces by 1% on the amounts in excess of $25 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share remaining cash flows from the receivable portfolios. As of June 30, 2002, the Company purchased portfolios with a face value of $2.8 billion at a price of approximately $62.1 million and has recorded approximately $6.8 million in contingent interest relating to the remaining cash flow sharing agreement. The Secured Financing Facility is collateralized by certain charged off receivables with an aggregate carrying amount of $38.3 million and a collection account of $0.6 million at June 30, 2002. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants become exercisable in three equal tranches triggered at the time the Company has drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, and the second tranche was triggered in the first quarter of 2002, thus warrants representing 310,788 and 466,182 shares of the Company’s common stock were exercisable under this facility at December 31, 2001 and June 30, 2002, respectively. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during the first quarter of 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity (deficit).

Stand-by Line of Credit
Effective October 31, 2000, the Company executed an agreement with certain of its affiliates for a $2.0 million stand-by working capital line of credit secured by substantially all of the Company’s assets and those of its subsidiaries. In connection with this agreement, the lenders received 250,000 warrants to acquire the Company’s common stock at $0.01 per share. As of December 31, 2001, when the stand-by line expired, no indebtedness existed. The fair value of the warrants, $0.1 million, was accounted for by recording deferred loan costs with an offset to additional paid-in capital as a component of stockholders’ equity. All 250,000 warrants were exercised on April 16, 2002.

Note 9 – Comprehensive Gain & Loss
The changes in unrealized gains included in the Company’s comprehensive loss for 2001 and comprehensive income for 2002 relate to the 1998 Securitization discussed in Note 6, and the non-qualified deferred compensation plan discussed in Note 11. The change in the fair value of the 1998 Securitization is recorded as a component of other comprehensive income, net of related deferred income tax impact.

During March of 2002, the Company initiated a non-qualified deferred compensation plan for its senior management team. An unrealized gain associated with the increase in the net asset value of the plan has been recorded as a component of comprehensive income.

The changes to comprehensive loss and income are as follows:

	June 30,	June 30,
	2001	2002

Net Income (Loss)	$ (7,623)	$ 926
Other comprehensive gain:
Increase in unrealized gain on

non-qualified deferred compensation plan assets	–	20
Other comprehensive loss:
Decrease in unrealized gain on

"Available for sale" investments, net of tax	(922)	(540)
Comprehensive Gain (Loss)	$ (8,545)	$ 406

Note 10 – Earnings (Loss) Per Share
Basic earnings per share are computed by dividing net earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings (loss) per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings per share for the three and six months ended June 30, 2001 and 2002 respectively (in thousands, except for earnings per share):

	Three Months Ended
	June 30, 2001		June 30, 2002
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(3,880)	$(3,880)	$ 692	$ 692
Preferred dividends	–	–	(125)	–
Net income (loss) available to common stockholders	$(3,880)	$(3,880)	$ 567	$ 692
Weighted average shares outstanding	7,161	7,161	7,367	17,838

Earnings (loss) per share	$ (0.54)	$ (0.54)	$ 0.08	$ 0.04

	Six Months Ended
	June 30, 2001		June 30, 2002
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(7,623)	$(7,623)	$ 926	$ 926
Preferred dividends	–	–	(185)	–
Net income (loss) available to common stockholders	$(7,623)	$(7,623)	$ 741	$ 926
Weighted average shares outstanding	7,161	7,161	7,265	14,936

Earnings (loss) per share	$ (1.06)	$ (1.06)	$ 0.10	$ 0.06

In 2001, due to antidilutive effect arising from the loss from continuing operations for the six months ended June 30, 2001, potential dilutive common stock equivalents were excluded from the computation.

For the six months ended June 30, 2002, 1,035,000 stock options and 466,182 stock warrants were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 11 – Commitments and Contingencies
Litigation
The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA (“MBNA”). The Company has alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. The Company is seeking compensatory damages in excess of $20.0 million plus treble and punitive damages. MBNA has filed a response to this lawsuit denying their liability and counterclaimed for its attorneys fees and for indemnification for any amount the Company may be awarded from MBNA. The counterclaim was dismissed in April 2002. Any recoveries, net of attorney fees and other related costs, will first be paid to the note holders of the Warehouse facility and the Securitization 99-1 financing, and then any remaining amounts to Midland Credit.

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against the Company’s wholly-owned subsidiary Midland Credit Management, Inc. and an unaffiliated financial institution, in which the plaintiff purports to assert a claim for alleged violation of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the complaint, plus certain other relief. Neither Midland Credit’s answer, nor any motion for class certification, has yet been filed.

There are a number of additional lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of the Company’s employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, management is not currently in a position to determine whether the resolution of pending or threatened litigation or claims will have a material effect on the Company’s financial position or results of operations in any future reporting period.

The Company does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

Leases
The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission for discussion of these leases.

Sales of Purchased Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sales agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has agreed to a hold-back reserve for put-back claims amounting to $0.1 million as of June 30, 2002 in its condensed consolidated financial statements as management believes, based on historical experience, that this obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. The agreement is cancelable upon written notice. The Company receives a service fee, as defined, for its collections that totaled $3.3 million and $1.9 million for the six-month periods ended June 30, 2001 and 2002, respectively. The service fee recognized during the six-month period ended June 30, 2001 includes a non-recurring fee totaling $0.8 million which relates to the Company’s assistance with the sale of a component of the pool it services.

Employment Agreements
In March 2002, the Company entered into two employment agreements with executive officers. Such agreements generally provided for one-year terms and base compensation aggregating $0.6 million per annum, plus incentive compensation, as defined. The agreements provide for severance payments over periods between one year and one and a half years upon termination without cause, as defined. During the second quarter, the Company reached agreement on severance matters with a former officer. In connection therewith, the Company paid $0.5 million for release of all claims and liability.

Deferred Compensation
Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of June 30, 2002 both the current vested liability and the plan assets were $0.4 million and are included in the Company’s balance sheet in accrued liabilities and other assets, respectively. The use of plan assets is legally restricted to distributions to participants or creditors in the event of bankruptcy.

Note 12 – Employee Stock Options
In January 2002, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 161,000 shares of the Company’s common stock at an exercise price of thirty-five cents per share. The options vest over three years with the first vesting date in January 2003.

Index

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

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues
Total revenues for the six months ended June 30, 2002 were $38.3 million compared to total revenues of $19.1 million for the six months ended June 30, 2001, an increase of $19.2 million or 101%. This reflects an increase of $22.7 million or 215% in income from receivable portfolios to $33.2 million earned for the six months ended June 30, 2002 from $10.5 million earned for the six months ended June 30, 2001. Offsetting this was an anticipated decrease in the income from investment in retained interest in the 98-1 Securitization (See Note 6) of $2.1 million or 40%, from $5.3 million for the six months ended June 30, 2001 to $3.2 million for the six months ended June 30, 2002. Servicing fees and other related income declined $1.4 million or 43%, from $3.3 million for the six months ended June 30, 2001 to $1.9 million for the six months ended June 30, 2002.

The increase of $22.7 million in income from receivable portfolios for the six months ended June 30, 2002 compared to the same period in the prior year is primarily attributable to portfolios purchased since December 31, 2000. For the twelve months ended December 31, 2001, we acquired new portfolios with a face value in excess of $1.6 billion at a cost of $39.0 million. For the six months ended June 30, 2002 we purchased additional portfolios with a face value of $1.2 billion at a cost of $23.6 million. The portfolios purchased in 2001 and 2002 to date provided $25.4 million of revenue during the first six months of 2002 compared to only $2.3 million on portfolios purchased during the first six months of 2001. In line with our projections, revenues on all other portfolios decreased by $0.4 million during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Furthermore, certain portfolios that were recorded on a cost recovery basis during the first six months of 2001 were returned to the accretion method and accounted for $1.4 million of the increase in revenue for the six months ended June 30, 2002 (see Note 5).

As successor servicer for a pool of charged-off consumer accounts acquired in the May 2000 acquisition of certain assets of West Capital Financial Services Corp., we recorded $1.9 million in servicing fees during the six months ended June 30, 2002 for the collections on these receivables during that period compared to $3.3 million for the same period in 2001, representing a decrease of $1.4 million, or 43%. During the six months ended June 30, 2001, a non-recurring fee in the amount of $0.8 million was recognized for the Company’s assistance with the sale of a component of these receivables.

Operating expenses
Total operating expenses were $29.2 million for the six months ended June 30, 2002 compared to $21.7 million for the six months ended June 30, 2001, an increase of $7.5 million or 35%. This increase in operating expenses reflects the dramatic improvement in gross collections. Gross collections for the six months ended June 30, 2002 amounted to $69.6 million, up 92% or $33.4 million from the $36.2 million collection in the first six months of the prior year.

The largest component of total operating expenses are salaries (including bonuses paid to collectors) and employee benefits which increased by $3.8 million or 29% to $17.2 million for the six months ended June 30, 2002 from $13.4 million for the six months ended June 30, 2001. As collector bonuses are tied to collections, a substantial portion of the increase is a direct result of improved collections. Also included in salaries in the second quarter of 2002 is a $0.5 million settlement paid to a former executive officer. (See Note 11.)

Other operating expenses increased by approximately $3.4 million, or 77%, to $7.8 million from $4.4 million for the six months ended June 30, 2002 and 2001, respectively. Fueling this increase is collection legal expense, which increased by $2.7 million, or 150%, to $4.5 million for the six months ended June 30, 2002 from $1.8 million for the six months ended June 30, 2001. This reflects costs associated with the expansion of the legal channel for collecting those accounts determined to be collectible, but which require tactics other than telephone or mail solicitation. Amounts collected through this channel approximated $12.6 million for the six months ended June 30, 2002 compared to $6.3 million for the six months ended June 30, 2001.

General and administrative expenses increased to $3.0 million for the six months ended June 30, 2002 from $2.7 million for the six months ended June 30, 2001. Depreciation expenses remained consistent at $1.2 million and $1.1 million for the six months ended June 30, 2002 and 2001, respectively.

Interest expense
The significant increase in total interest expense is due to the accrual for the sharing of residual collections with the Secured Financing Facility lender as discussed in Note 8. The accrual totaled $5.0 million for the six months ended June 30, 2002, an increase of $4.7 million over the $0.3 million accrued in the first half of 2001. For the six months ended June 30, 2002, total interest expense including fees and amortization of other loan costs was $8.0 million on average borrowings for the period of $60.3 million, resulting in an effective all-in annualized interest rate of 26.6% for the period. The interest only portion of this total amounted to $2.0 million, for an effective annualized interest rate of 6.6%. For the six months ended June 30, 2001, total interest expense was $4.6 million on average borrowings of $59.0 million, reflecting an effective all-in annualized interest rate of 15.4%. The interest only portion of this total amounted to $2.8 million, for an effective annualized interest rate of 9.6%.

Income taxes
For the six months ended June 30, 2002, we recorded an income tax provision of $0.4 million, reflecting an effective rate of 28%, which represents the deferred tax impact of the decrease in the unrealized gain in the fair market value of the residual interest in the 1998-1 securitization. For the six months ended June 30, 2001, we recorded a provision of $0.6 million. A valuation reserve for our deferred tax assets was recorded in the provisions for 2001 and 2002 reflecting the uncertainty of the recovery of those assets.

Net Income (Loss)
For the six months ended June 30, 2002, we recognized net income of $0.9 million compared to a net loss of $7.6 million for the six months ended June 30, 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues
Total revenues for the three months ended June 30, 2002 were $20.1million compared to total revenues of $10.4 million for the three months ended June 30, 2001, an increase of $9.7 million or 93%. This reflects the sizable increase in income from receivable portfolios, which amounted to $11.2 million or 165%, to $18.0 million from $6.8 million for the three months ended June 30, 2002 and 2001, respectively. Offsetting this was an anticipated decrease in the income from investment in retained interest of $1.2 million or 46%, from $2.6 million for the three months ended June 30, 2001 to $1.4 million for the three months ended June 30, 2002. This reflects less than anticipated declines in cash collections related to the retained interest. Servicing fees and other related income declined $0.4 million, from $1.1 million for the three months ended June 30, 2001 to $0.7 million for the three months ended June 30, 2002. This represents slightly greater than anticipated declines in collections from the portfolio serviced for a third party.

The aforementioned increase of $11.2 million in income from receivable portfolios is attributable to both additional purchases of portfolios and an overall increase in total collections. For the twelve months ended December 31, 2001, we acquired new portfolios with a face value in excess of $1.6 billion at a cost of $39.0 million. For the three months ended June 30, 2002 we purchased additional portfolios with a face value of $515.0 million at a cost of $10.5 million. The portfolios purchased in 2001 and 2002 to date provided $14.2 million of revenue during the second quarter of 2002 compared to only $1.9 million during the second quarter of 2001. In line with our projections, revenues on all other portfolios decreased by $1.0 million during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Furthermore, certain portfolios that were recorded on a cost recovery basis during the first three months of 2001 were returned to the accretion method and accounted for $0.3 million of the increase in revenue for the three months ended June 30, 2002 (see Note 5).

As successor servicer for a pool of charged-off consumer accounts acquired in the May 2000 acquisition of certain assets of West Capital, we recorded $0.7 million in servicing fees during the three months ended June 30, 2002 for the collections on these receivables during that period compared to $1.1 million for the same period in 2001, representing a decrease of $0.4 million, or 36%.

Operating expenses
Total operating expenses were $15.4 million for the three months ended June 30, 2002 compared to $11.6 million for the three months ended June 30, 2001, an increase of $3.8 million or 33%. This increase in operating expenses reflects the greater improvement in gross collections. Gross collections for the three months ended June 30, 2002 amounted to $35.8 million, up 88% or $16.8 million from the $19.0 million collection in the first three months of the prior year.

The largest component of total operating expenses are salaries and employee benefits which increased by $1.9 million or 27% to $8.9 million for the three months ended June 30, 2002 from $7.0 million for the three months ended June 30, 2001. Because collector bonuses are tied to collections, a substantial portion of the increase is a direct result of improved collections. Also included in salaries in the second quarter of 2002 is the $0.5 million settlement paid to the former executive officer.

Other operating expenses increased by approximately $1.8 million, or 72%, to $4.3 million from $2.5 million for the three months ended June 30, 2002 and 2001, respectively. The largest component of this increase is collection legal expense, which increased by $1.3 million, or 108%, to $2.5 million for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001. This reflects costs associated with the expansion of the legal channel for collecting those accounts determined to be collectible, but which require tactics other than telephone solicitation. Amounts collected through this channel approximated $6.6 million for the three months ended June 30, 2002 compared to $3.9 million for the three months ended June 30, 2001.

General and administrative expenses remained relatively constant at $1.5 million for the three months ended June 30, 2002 compared to $1.4 million for the three months ended June 30, 2001. Depreciation expenses remained consistent at $0.6 million for both the three months ended June 30, 2002 and 2001.

Interest expense
The significant increase in total interest expense is due to the accrual for the sharing of residual collections with the Secured Financing Facility lender as discussed in Note 8. The accrual totaled $2.6 million for the three months ended June 30, 2002, an increase of $2.3 million over the $0.3 million accrued in the second quarter of 2001. For the three months ended June 30, 2002, total interest expense including fees and amortization of other loan costs was $4.0 million on average borrowings for the period of $57.7 million, resulting in an effective all-in annualized interest rate of 27.7% for the period. The interest only portion of this total amounted to $0.9 million, for an effective annualized interest rate of 6.2%. For the three months ended June 30, 2001, total interest expense was $2.5 million on average borrowings of $60.9 million, reflecting an effective all-in annualized interest rate of 16.2%. The interest only portion of this total amounted to $1.5 million, for an effective annualized interest rate of 9.5%.

Income taxes
For the three months ended June 30, 2002, we recorded an income tax provision of $0.1 million, reflecting an effective rate of 17%, which represents the deferred tax impact of the decrease in the unrealized gain. For the three months ended June 30, 2001, we recorded a provision of $0.3 million. A valuation reserve for our deferred tax assets was recorded in the provisions for 2001 and 2002 reflecting the uncertainty of the recovery of those assets.

Net Income (Loss)
For the three months ended June 30, 2002, we recognized net income of $0.7 million compared to a net loss of $3.9 million for the three months ended June 30, 2001.

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

On December 20, 2000, through a wholly owned, bankruptcy remote, special purpose entity, we entered into a $75.0 million secured financing facility to be used for the purchase of receivable pools. From the inception through June 30, 2002, we have purchased portfolios with an aggregate purchase price of $62.1 million of which $55.6 million was financed through this line. As of June 30, 2002, there was $20.2 million outstanding under the line. (See Note 8.)

We used our $15.0 million revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. We had $6.7 million available under this facility at June 30, 2002, as compared to $0.3 million available at December 31, 2001 reflecting net pay downs from cash generated from operations. Unrestricted cash as of June 30, 2002 was $1.3 million compared to $1.4 million at December 31, 2001.

Cash Flows and Expenditures
We collected $69.6 million during the six months ended June 30, 2002 from all portfolios, an increase of $33.4 million, or 92%, from the $36.2 million collected during the six months ended June 30, 2001. Collections on owned portfolios increased by approximately $34.6 million or 118% from approximately $29.2 million during the six months ended June 30, 2001 to approximately $63.8 million for the six months ended June 30, 2002. The source of the improvement was approximately $39.5 million collected on portfolio receivables financed through the Secured Financing Facility, offset by decreases of $1.9 million from the residual asset retained in the 98-1 Securitization, $1.0 million from the 99-1 Securitization, $0.5 million from the Warehouse Facility, and $1.5 million from wholly owned portfolios.

The $34.6 million increase in collections on owned portfolios is offset by approximately $1.2 million in lower collections related to serviced portfolios for an unrelated third party. During the six months ended June 30, 2002, we collected approximately $5.8 million on serviced portfolios compared to approximately $7.0 million during the six months ended June 30, 2001.

Cash flow provided by operating activities improved $4.5 million, or 300%, from $1.5 million in cash provided during the six months ended June 30, 2001, to $6.0 million provided for the six months ended June 30, 2002. The improvement reflects the expansion of our collections while more modestly increasing our costs.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We purchased additional portfolios with an aggregate purchase price of $23.6 million during the six months ended June 30, 2002, up $4.7 million or 25% from the $18.9 million spent on portfolio purchases during the six months ended June 30, 2001. Purchases impact cash flows in two ways. In periods in which we make portfolio purchases, we provide ten percent of each portfolio’s purchase price as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We use proprietary statistical models to determine values of new portfolios, with minimum expected returns set by management. During the six months ended June 30, 2002, we purchased 33 portfolios from 10 issuers that we believe will meet our targeted returns criteria. There is no assurance that we will be able to continue to find portfolios that meet our targeted returns criteria or that purchased portfolios will achieve targeted returns.

During the six months ended June 30, 2002, cash used in financing activities was $9.9 million which included repayments under existing facilities and capital leases of $42.6 million, partially offset by borrowings of $28.1 million used primarily to fund new portfolio purchases. As discussed in Note 3, on February 22, 2002 certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment, with net proceeds of $4.6 million, in the Company. Immediately prior to such investment, the Purchasers on a collective basis beneficially owned in excess of 50% of the Company’s common stock.

For the six months ended June 30, 2001, net cash provided by financing activities was $9.9 million. This included repayments under existing facilities and capital leases of $8.1 million, partially offset by borrowings of $18.0 million used primarily to fund new portfolio purchases.

Liquidity
We incurred net losses totaling $10.9 million for the year ended December 31, 2001. We also had a stockholders’ deficit totaling $2.4 million at December 31, 2001. However, for the six months ended June 30, 2002, we realized net income of $0.9 million and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $7.2 million at June 30, 2002. The Company complies with the covenants relating to debt facilities with the exception of the minimum equity and cumulative collections covenants relating to the Warehouse Facility and Securitization 99-1 financings. We have experienced positive cash flow from operations during 2001 and for the first six months of 2002 and have achieved positive net income during the first and second quarters of 2002. We believe that there is sufficient liquidity, given our expectation of positive cash flow from operations, the transactions that occurred in February of 2002 and the availability under our Revolving Line of Credit and Secured Financing Facility, to fund operations for at least the next twelve months. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, and satisfy our debt covenants relating to our debt financings.

If we are unable to achieve our plans, continue to satisfy our debt covenants or obtain waivers and/or are removed as servicer of the Warehouse Facility and Securitization 99-1 financings or the Secured Financing Facility, we may need to: (i) sell certain of our receivable portfolios for cash, (ii) raise additional funds through capital or debt, which may not be available on terms acceptable to us, or at all, (iii) reduce our number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of Encore or seek protection under reorganization, insolvency or similar laws.

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

Index

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

Index

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

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against Midland Credit and an unaffiliated financial institution, in which the plaintiff purports to assert a claim for alleged violation of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the complaint, plus certain other relief. Neither Midland Credit’s answer, nor any motion for class certification, has yet been filed.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA (“MBNA”). We have alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. We are seeking compensatory damages in excess of $20.0 million plus treble and punitive damages. MBNA has filed a response to this lawsuit denying their liability and counterclaimed for its attorneys fees and for indemnification for any amount the Company may be awarded from MBNA. The counterclaim was dismissed in April 2002. Any recoveries, net of attorney fees and other related costs, will first be paid to the noteholders of the Warehouse facility and the Securitization 99-1 financing, and then any remaining amounts to Midland Credit.

We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations. However, management is not currently in a position to determine whether the resolution of pending or threatened litigation or claims will have a material effect on our results of operations in any future reporting period.

Index

Item 2 – Changes in Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 – Other Information

Not Applicable

Item 6 — Exhibits and Reports on Form 8-K

     (a)    Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 14, 1999 (“Amendment No. 2”)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 4, 2002)
3.3

Certificate of designation relating to the Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 25, 2002)

3.4	By-laws (incorporated by reference to Exhibit 3.2 to Amendment No. 2)
4.1

Specimen of Share Certificate of Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 25, 2002)

4.2

Purchase Agreement dated as of February 15, 2002, between the Company and several purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 25, 2002)

4.3

Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 25, 2002))

4.4	Warrant issued to ING (U.S.) Capital LLC (“ING”) dated December 31, 2001 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated February 25, 2002)
10.1	Lease dated September 12, 1994 for the property located at 5775 Roscoe, San Diego, California
10.2	Extension to Lease dated April 17, 2000 with respect to the property located at 5775 Roscoe, San Diego, California
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company ’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)

     (b)    Reports on Form 8-K.

1.0	On August 9, 2002, the Company filed a Current Report on Form 8-K which included exhibits under Item 7 of such form.

Index

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

		By:	/s/ Barry R. Barkley

Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	August 13, 2002