Form 10-Q
period 2002-09-30
ENCORE CAPITAL GROUP INC
filed 2002-11-12
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2002
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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]	No [X]

There were 7,411,132 shares of common stock outstanding as of November 12, 2002.

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition
(In thousands)

	December 31,	September 30,
	2001 (A)	2002

		(Unaudited)

Assets
Cash	$ 1,412	$ 1,229
Restricted cash (Note 6)	3,053	4,005
Investment in receivable portfolios, net (Note 5)	47,001	57,451
Retained interest in securitized receivables (Note 6)	17,926	9,624
Property and equipment, net (Note 7)	5,244	4,033
Other assets, net	3,075	4,066
Total assets	$ 77,711	$ 80,408

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities (Note 6)	$ 7,240	$ 8,659
Accrued profit sharing arrangement (Note 8)	2,378	9,420
Notes payable and other borrowings (Notes 3, 5, 6 and 8)	69,215	52,331
Capital lease obligations	1,236	500
Total liabilities	80,069	70,910

Commitments and Contingencies (Note 11)

Stockholders' Equity (Deficit) (Notes 2, 3 and 12)
Preferred stock, $.01 par value, 5,000,000 shares authorized, zero shares and 1,000,000 shares issued and
outstanding at December 31, 2001 and September 30,2002
respectively	–	10
Common stock, $0.01 par value, 50,000,000 shares authorized, and 7,161,132 shares and 7,411,132 shares issued and outstanding at
December 31, 2001 and September 30, 2002, respectively	72	74
Additional paid in capital	22,111	31,479
Accumulated deficit	(25,737)	(22,604)
Accumulated other comprehensive income	1,196	539
Total stockholders' equity (deficit)	(2,358)	9,498
Total liabilities and stockholders' equity (deficit)	$ 77,711	$ 80,408

(A) Derived from the audited consolidated financial statements as of December 31, 2001.

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2002	2001	2002
	(In thousands, except per share amounts)
		(Unaudited)

Revenues
Income from portfolio receivables (Note 5)	$ 10,354	$ 21,931	$ 20,892	$ 55,164
Income from retained interest (Note 6)	2,223	1,331	7,530	4,549
Servicing fees and related income (Note 11)	992	1,144	4,265	3,019
Total revenues	13,569	24,406	32,687	62,732
Operating expenses
Salaries and employee benefits	6,467	8,820	19,850	26,022
Other operating expenses	2,852	4,648	7,268	12,441
General and administrative expenses	1,464	1,919	4,181	4,914
Provision for portfolio losses	–	492	–	492
Depreciation and amortization	593	623	1,735	1,815
Total operating expenses	11,376	16,502	33,034	45,684
Income (Loss) before other income and
expense and income taxes	2,193	7,904	(347)	17,048
Other income and expense
Interest expense	(3,153)	(5,272)	(7,703)	(13,285)
Other income	187	16	269	173
Income (Loss) before income taxes	(773)	2,648	(7,781)	3,936
Income tax provision	(272)	(127)	(887)	(490)
Net Income (Loss)	(1,045)	2,521	(8,668)	3,446

Preferred Dividends (Note 3)	–	(128)	–	(313)
Net Income (Loss) available to
Common Stockholders	($ 1,045)	$ 2,393	($ 8,668)	$ 3,133
Earnings (Loss) per share (Note 10)
Basic	($ 0.15)	$ 0.32	($ 1.21)	$ 0.43
Diluted	($ 0.15)	$ 0.14	($ 1.21)	$ 0.22
Shares used for computation
Basic	7,161	7,411	7,161	7,311
Diluted	7,161	17,841	7,161	15,911

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2001	2002
	(Unaudited, in thousands)
Operating Activities
Gross collections	$ 57,697	$ 108,359
Less: Amounts collected on behalf of third parties (Note 11)	(9,126)	(8,636)
Less: Amounts applied to principal on receivable portfolios	(10,503)	(32,916)
Less: Amounts applied to principal of Securitization 98-1	(2,272)	(7,096)
Servicing fees	4,265	3,020
Operating Expenses:
Salaries and employee benefits	(20,229)	(24,833)
Other operating expenses	(5,072)	(6,246)
Collection legal expense	(3,352)	(6,919)
General and administrative	(4,943)	(5,154)
Interest payments	(3,741)	(5,170)
Other income and expense	280	173
Increase in restricted cash	(594)	(952)

Net cash provided by operating activities	2,410	13,630

Investing Activities
Putbacks of receivable portfolios	940	766
Purchases of receivable portfolios	(29,526)	(44,625)
Collections applied to principal of receivable portfolios	10,503	32,916
Collections applied to principal of Securitization 98-1	2,272	7,096
Purchases of property and equipment	(313)	(604)
Proceeds from the sale of property and equipment	52	–
Net cash used in investing activities	(16,072)	(4,451)

Financing Activities
Proceeds from exercise of common stock warrants (Note 8)	–	2
Proceeds from sale of preferred stock, net (Note 3)	–	4,588
Payment of dividends	–	(250)
Proceeds from notes payable and other borrowings	28,290	39,310
Repayment of notes payable and other borrowings	(14,060)	(52,122)
Capitalized loan costs relating to finance arrangement	(94)	(154)
Repayment of capital lease obligations	(751)	(736)
Net cash provided by (used in) financing activities	13,385	(9,362)

Net decrease in cash	(277)	(183)
Cash at beginning of period	888	1,412
Cash at end of period	$ 611	$ 1,229

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (Cont.)

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

	Nine Months Ended
	September 30,
	2001	2002
	(Unaudited, in thousands)

Net Income (loss)	$ (8,668)	$ 3,446
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,735	1,815
Amortization of loan costs and debt discount	1,181	654
Gain on sales of property and equipment	(3)	–
Deferred income tax expense	887	490
Increase in income on portfolio receivables	479	–
Increase in provision for portfolio losses	–	492
Increase in income on retained interest	6,069	419
Changes in operating assets and liabilities:
Increase in restricted cash	(594)	(952)
Increase in other assets	(1,200)	(1,364)
Note payable issued in lieu of interest payment	1,308	–
Increase in accounts payable and accrued liabilities	33	1,589
Increase in accrued profit sharing arrangement	1,183	7,041
Net cash provided by operating activities	$ 2,410	$ 13,630

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited, in thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Par	Shares	Par	Capital	Deficit	Income	Total
Balance at December 31, 2001	–	$–	7,161	$ 72	$22,111	$ (25,737)	$ 1,196	$(2,358)
Net Income	–	–	–	–	–	3,446	–	3,446
Other comprehensive
loss - decrease in
unrealized gain (Note9)	–	–	–	–	–	–	(657)	(657)
Comprehensive income								2,789
Net proceeds from
issuance of preferred
stock (Note 3)	1,000	10	–	–	4,578	–	–	4,588
Preferred dividends (Note 3)	–	–	–	–	–	(313)	–	(313)
Forgiveness of debt,
net (Note 3)	–	–	–	–	4,665	–	–	4,665
Common stock warrants
(Note 8)	–	–	250	2	125	–	–	127

Balance at September 30, 2002	1,000	$ 10	7,411	$ 74	$ 31,479	$ (22,604)	$ 539	$ 9,498

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation
Encore Capital Group, Inc. (“Encore” or the “Company”), previously known as MCM Capital Group, Inc., is a financial services company specializing in the purchase, collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation, and MRC Receivables Corporation (“MRC”) (collectively referred to herein as the “Company”). Encore also has a wholly-owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2002, its results of operations for the three and nine-month periods ended September 30, 2001 and 2002, and its cash flows for the nine-month periods ended September 30, 2001 and 2002, respectively. The results of operations of the Company for the three and nine-month periods ended September 30, 2002 may not be indicative of future results. These condensed consolidated unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Note 2 – Liquidity
The Company incurred net losses totaling $10.9 million for the year ended December 31, 2001. The Company also had a stockholders’ deficit totaling $2.4 million at December 31, 2001. For the nine months ended September 30, 2002, the Company realized net income of $3.4 million and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $9.5 million at September 30, 2002. The Company experienced positive cash flow from operations during 2001 and for the first nine months of 2002 and achieved positive net income during the first three quarters of 2002. The Company believes that there is sufficient liquidity, given its expectation of positive cash flow from operations, the transactions that occurred in February of 2002 (see Note 3), the availability under the Revolving Line of Credit (see Note 8) and Secured Financing Facility (see Note 8), to fund operations for at least the next 12 months. However, there can be no assurances that the Company will successfully sustain profitable operations, continue to generate positive cash flow from operations, and satisfy its covenants relating to debt financings (see Part II – Other Information).

If the Company is unable to achieve its plans, continue to satisfy the debt covenants, and/or is removed as servicer of the Warehouse Facility and Securitization 99-1 financings (see Note 6) or the Secured Financing Facility, it may need to: (i) sell certain of the receivable portfolios for cash, (ii) raise additional funds through capital or debt offerings, which may not be available on terms acceptable to the Company, or at all, (iii) reduce the number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of Encore or seek protection under reorganization, insolvency or similar laws.

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

The Purchasers purchased 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash less $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into 10 shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend payable on August 15, 2002 was paid in cash. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon and a participation payment equal to shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event.

The Series A Preferred Stock ranks senior to the common stock and any other junior securities with respect to the payment of dividends and liquidating distributions. The Company is prohibited from issuing any capital stock that ranks senior to the Series A Preferred Stock without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Upon the occurrence of a qualified public offering, a change in control, or a sale of the Company, the Company may, by decision of the then independent members of the Board of Directors, redeem the outstanding Series A Preferred Stock in whole, but not in part, at an aggregate redemption price equal to the $5.0 million liquidation preference, plus dividends, as described above, plus the participation payment.

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

As a result of the investment by the Purchasers and the recent amendment of the agreements relating to the Warehouse facility and Securitization 99-1 (see Note 6), which was a condition to an amendment by ING of the Company’s Senior Note — note purchase agreement, the Company believes that it is in compliance with the covenants under all of its credit agreements.

The investment by the Purchasers was approved by the Company’s board of directors, following the recommendation of a special committee consisting of the Company’s independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

Note 4 – New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on the Company’s consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Company’s consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, “Accounting for Leases.” The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which updates accounting and reporting standards for personnel and operational restructurings. The Company will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution. The statement is effective October 1, 2002. The Company does not expect the adoption of SFAS No. 147 to have a material effect on the Company’s consolidated financial position or results of operations.

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

The Company monitors impairment of receivable portfolios by comparing total projected future cash flows of each portfolio with each portfolio’s carrying value. Once each quarter, management evaluates the carrying value of receivable portfolios for impairment based on current cash flow assumptions. Provisions for impairment losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the related estimates of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, the Company accounts for those portfolios on the cost recovery method. The Company recorded impairment charges of $0.5 million during the quarter ended September 30, 2002.

In 2000, the Company determined that twenty-two of its receivable portfolios acquired during 1999 and 2000 were impaired and recorded related impairment charges of $20.9 million against the carrying value of those portfolios. Effective July 1, 2001, all portfolios that were previously impaired and that still had carrying values were returned to accrual status. Effective October 1, 2001, one of the portfolios returned to accrual status retroactive to July 1, 2001 and an additional seven portfolios, with carrying values aggregating $1.5 million at December 31, 2001, were changed to the cost recovery method as the Company deemed the pattern of collections to be unpredictable, making it not feasible to reasonably estimate the amount and timing of future collections. Effective July 2002, one portfolio was changed to the cost recovery method for the same reasons discussed above. For the nine months ended September 30, 2002, $2.1 million of income was recognized for those portfolios returned to accrual status.

For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the nine months ended September 30, 2002, approximately $3.9 million was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered. This compares to $4.5 million recognized during the nine months ended September 30, 2001.

The following table summarizes the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	Year Ended	Nine Months Ended
	December 31,	September 30,
	2001	2002

Balance at beginning of period	$25,969	$47,001
Purchase of receivable portfolios	39,030	44,625
Collections applied to receivable portfolios	(45,305)	(84,912)
Provision for portfolio losses	–	(492)
Revenue accreted on receivable portfolios	27,307	51,229

Balance at end of period	$47,001	$57,451

Note 6 – Securitization of Receivable Portfolios
On September 11, 2000, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, repaid non-recourse notes originally issued in the principal amount of $33.0 million in 1998.

The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. In accordance with Emerging Issues Task Force Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the retained interest is carried at cost; is increased by interest accretion based on estimated future cash receipts; is decreased by actual cash collections; and the unrealized gain is amortized using an effective interest method. The retained interest is estimated to yield an annual return of approximately 44% based on estimated net cash flows derived from both historical and projected collections. The income accrued on the retained interest was $7.5 million and $4.5 million for the nine months ended September 30, 2001 and 2002, respectively.

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables compared to the current carrying value (original cost basis adjusted for unpaid accrued interest and principal pay downs) of the retained interest. The discount rate is based on a rate of return, adjusted for specific risk factors that would be expected by an unrelated investor in a similar stream of cash flows. Provisions for losses are charged to earnings when it is determined that the retained interest’s carrying value is greater than the present value of expected future cash flows. No provision for losses was recorded during the three and nine months ended September 30, 2002, and 2001, respectively.

The following summarizes the changes in the balance of the investment in retained interest for the nine months ended September 30, 2002 (in thousands):

	Amortized	Unrealized	Carrying
	Cost	Gain	Value

Balance at December 31, 2001	$15,929	$1,997	$17,926
Interest accrued	4,549	–	4,549
Payments received	(11,646)	–	(11,646)
Amortization of unrealized gain	–	(1,205)	(1,205)
Balance at September 30, 2002	$8,832	$792	$9,624

1999 Warehouse and 1999 Securitization Financing
On March 31, 1999, the Company, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35.0 million securitized receivables acquisition facility or “Warehouse facility,” structured as a term loan with a final payment due date of December 15, 2004. As of September 30, 2002, the balance outstanding under this facility amounts to $6.0 million. The facility earns interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) or 3.0% per annum at September 30, 2002. On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Midland Credit, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $7.8 million at September 30, 2002. The Warehouse facility and Securitization 99-1 are collateralized and cross-collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $7.3 million and a cash reserve and collection accounts of $1.8 million at September 30, 2002, and, in addition, are insured through a financial guaranty insurance policy. This insurance policy requires the payment of base premiums on a monthly basis and a deferred premium due at debt maturity. The deferred premiums totaled $1.1 million and $1.7 million at September 30, 2001 and 2002, respectively. The deferred premiums are included in accounts payable and accrued liabilities in the unaudited condensed consolidated statements of financial condition. Both the Warehouse facility and Securitization 99-1 have been accounted for as financing transactions.

Effective September 30, 2002, the Company entered into amendments to both the Warehouse facility and Securitization 99-1 agreements. As amended, these agreements provide, among other things, that the Company must (i) maintain on a consolidated basis a minimum net worth of $5.0 million, (ii) be reappointed as servicer by the note insurer every six months subsequent to April 30, 2003, and (iii) adhere to a collection covenant which compares the actual note balances to an agreed upon schedule at the end of each six-month interval. If the actual balances were to exceed the agreed upon amounts, this would constitute an event of servicer default and could result in the Company’s removal as servicer. As of September 30, 2002, the Company is in compliance with the agreements, as amended.

Income related to the Warehouse facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Note 7 – Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	December 31,	September 30,
	2001	2002

Furniture, fixtures and equipment	$1,171	$1,185
Computer equipment and software	7,852	8,403
Telephone equipment	1,652	1,652
Leasehold improvements	279	318
	10,954	11,558
Accumulated depreciation and amortization	(5,710)	(7,525)

	$5,244	$4,033

Note 8 – Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	December 31,	September 30,
	2001	2002

Secured financing facility, at Prime Rate plus 2.85%,
7.60% at September 30, 2002, due various dates through
December 31, 2004 (Note 5)	$23,291	$24,563
Notes payable, Securitization 99-1, 10%,
due December 15, 2004 (Note 6)	12,436	7,789
Revolving line of credit at the Prime Rate,
4.75% at September 30, 2002, due April 15, 2003	14,729	7,469
Warehouse facility, LIBOR plus 1.17%,
3.00% at September 30, 2002 due December 15, 2004 (Note 6)	8,211	6,033
Senior notes, 6%, due January 15, 2007 (Note 3)	10,000	7,250
Payment-in-kind notes, 12%, due July 1, 2005 (Note 3)	1,921	–

	70,588	53,104
Less: Unamortized debt discount	(1,373)	(773)

	$69,215	$52,331

Revolving Line of Credit
The Company entered into the Sixth Amended and Restated Promissory Note effective March 22, 2002 to renew the Company’s revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2003. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. Triarc has a $15.0 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Such deposit under the guarantees of the revolving credit borrowings is subject to set off under certain circumstances if the parties to the guarantees of the revolving credit borrowings and related agreements fail to perform their obligations there under. At September 30, 2001 and 2002, the Company had available unused lines of credit in the amount of $0.5 million and $7.5 million, respectively.

Senior Notes
In January 2000, the Company obtained additional financing through the issuance of $10.0 million principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, the Company issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semiannual interest payments on January 15 and July 15; however, during the first two years the notes were outstanding, interest was paid-in-kind through issuance of additional 12% Senior Notes. On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 3). Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The Senior Notes now bear interest at 6% per annum until July 15, 2003, and 8% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. The Senior Notes require semi-annual interest payments on January 15 and July 15. At the Company’s option, interest due through July 2003 may be repaid with Payment-in-Kind Notes. Such notes would accrue interest at 6% per annum through July 15, 2003 and 8% per annum thereafter and would be due July 1, 2005. The Company elected to make the first payment in cash.

Secured Financing Facility
On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 2.85% per annum and is payable weekly. Once the outstanding balance under this facility exceeds $25 million, the floating rate margin reduces by 1% on the amounts in excess of $25 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share remaining cash flows from the receivable portfolios. As of September 30, 2002, the Company purchased portfolios with a face value of $3.7 billion at a price of approximately $83.6 million and has recorded approximately $9.4 million in contingent interest relating to the remaining cash flow sharing agreement. The Secured Financing Facility is collateralized by certain charged off receivables with an aggregate carrying amount of $48.7 million and a collection account of $1.1 million at September 30, 2002. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants become exercisable in three equal tranches triggered at the time the Company has drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002, thus warrants representing 310,788, and 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2001 and September 30, 2002, respectively. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity (deficit).

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

The components of comprehensive income (loss) are as follows:

	September 30,	September 30,
	2001	2002

Net Income (Loss)	$ (8,668)	$ 3,446
Other comprehensive income:
Increase in unrealized gain on

non-qualified deferred compensation plan assets	–	65
Other comprehensive loss:
Decrease in unrealized gain on

"Available for sale" investments, net of tax	(1,329)	(722)
Comprehensive Income (Loss)	$ (9,997)	$ 2,789

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

The following is a reconciliation from basic earnings (loss) per share to diluted earnings per share for the three and nine months ended September 30, 2001 and 2002 respectively (in thousands, except for earnings per share):

	Three Months Ended
	September 30, 2001		September 30, 2002
	Basic	Diluted	Basic	Diluted

Net income (loss)	$(1,045)	$(1,045)	$ 2,521	$ 2,521
Preferred dividends	–	–	(128)	–
Net income (loss) available to common stockholders	$(1,045)	$(1,045)	$ 2,393	$ 2,521
Weighted average shares outstanding	7,161	7,161	7,411	17,841

Earnings (loss) per share	$ (0.15)	$ (0.15)	$ 0.32	$ 0.14

	Nine Months Ended
	September 30, 2001		September 30, 2002
	Basic	Diluted	Basic	Diluted

Net income (loss)	$(8,668)	$(8,668)	$ 3,446	$ 3,446
Preferred dividends	–	–	(313)	–
Net income (loss) available to common stockholders	$(8,668)	$(8,668)	$ 3,133	$ 3,446
Weighted average shares outstanding	7,161	7,161	7,311	15,911

Earnings (loss) per share	$ (1.21)	$ (1.21)	$ 0.43	$ 0.22

In 2001, due to antidilutive effect arising from the loss from continuing operations for the three and nine months ended September 30, 2001, all common stock equivalents were excluded from the computation.

For the nine months ended September 30, 2002, 985,000 stock options and 621,576 stock warrants were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against the Company’s wholly-owned subsidiary Midland Credit Management, Inc. and an unaffiliated financial institution, in which the plaintiff purports to assert a claim for alleged violation of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the complaint, plus certain other relief. The defendants have filed motions to dismiss but no hearing on the motions has been scheduled. No motion for class certification has yet been filed.

There are a number of additional lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of the Company’s employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the pending and threatening litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, management is not currently in a position to determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position or results of operations in any future reporting period.

The Company does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

Leases
The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission for discussion of these leases. Effective October 1, 2002, the Company reached agreement to extend the lease on its Phoenix operations until September 30, 2008 with two options to extend the lease for an additional five years at a reduced rate of base rent.

Sales of Purchased Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sales agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has agreed to a hold-back reserve for put-back claims amounting to $0.3 million as of September 30, 2002 in its condensed consolidated unaudited financial statements as management believes, based on historical experience, that this obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. The agreement is cancelable upon written notice. The Company receives a service fee, as defined, for its collections that totaled $4.3 million and $3.0 million for the nine-month periods ended September 30, 2001 and 2002, respectively. The service fee recognized during the nine-month period ended September 30, 2001 includes a non-recurring fee totaling $0.8 million which relates to the Company’s assistance with the sale of a component of the pool it services. The Company is currently engaged in discussions with the owner of the pool to either buy the pool; continue servicing the portfolio at an increased servicing rate; or to return all exhausted receivables to the owner. The Company already anticipates a decreasing stream of service fee income related to these receivables, however, if the Company were to return the exhausted receivables to the owner, future service income would decline at an accelerated rate.

Employment Agreements
In March 2002, the Company entered into two employment agreements with executive officers. Such agreements generally provided for one-year terms and base compensation aggregating $0.6 million per annum, plus incentive compensation, as defined. The agreements provide for severance payments over periods between one year and one and a half years upon termination without cause, as defined. During the second quarter of 2002, the Company reached agreement on severance matters with a former officer. In connection therewith, the Company paid $0.5 million for release of all claims and liability.

Deferred Compensation
Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of September 30, 2002, both the current vested liability and the plan assets were $0.4 million and are included in the Company’s balance sheet in accrued liabilities and other assets, respectively. The use of plan assets is legally restricted to distributions to participants or creditors in the event of bankruptcy.

Note 12 – Employee Stock Options
In January 2002, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 161,000 shares of the Company’s common stock at an exercise price of thirty-five cents per share. The options vest over three years with the first vesting date in January 2003. In July 2002, the Company’s board of directors approved issuance of stock options to a key personnel to purchase 50,000 shares of the Company’s common stock at an exercise price of fifty-one cents per share. The options vest over three years with the first vesting date in June 2003. These options were issued in conjunction with the cancellation of 50,000 stock options previously issued to a key personnel who has separated from the Company. In September 2002, the Company’s board of directors approved issuance of stock options for certain executive officers of the Company to purchase a total of 624,999 shares of the Company’s common stock at an exercise price of fifty-one cents per share. The options vest upon the earlier of (i) an acquisition at a price in excess of $5.00 per share by any party of 60% or more of the Company’s common and preferred stock (on an as converted and fully diluted basis) other than by the Company’s current major institutional investors or any affiliate thereof, (ii) the completion of one or more secondary public offerings at a price in excess of $5.00 per share by all Encore shareholders owning more than 10% of the Company’s common and preferred stock (on an as converted basis and fully diluted basis) as of the date the Restated and Amended 1999 Equity Participation Plan was approved by Encore shareholders, of more than one half of each of their then current equity ownership interest (on an as converted and fully diluted basis) as of the effective date of the registration statement, (iii) five years from the date of grant, or (iv) such other events determined by the Board of Directors.

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

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues
Total revenues for the nine months ended September 30, 2002 were $62.7 million compared to total revenues of $32.7 million for the nine months ended September 30, 2001, an increase of $30.0 million or 92%. This reflects an increase of $34.3 million or 164% in income from receivable portfolios to $55.2 million earned for the nine months ended September 30, 2002 from $20.9 million earned for the nine months ended September 30, 2001. Included herein was the recognition of $0.6 million in portfolio sales for the nine months ended September 30, 2002. There were no portfolio sales for the nine months ended September 30, 2001.Offsetting this was an anticipated decrease in the income from investment in retained interest in the 98-1 Securitization (See Note 6) of $3.0 million or 40%, from $7.5 million for the nine months ended September 30, 2001 to $4.5 million for the nine months ended September 30, 2002. Servicing fees and other related income declined $1.3 million or 29%, from $4.3 million for the nine months ended September 30, 2001 to $3.0 million for the nine months ended September 30, 2002.

The increase of $34.3 million in income from receivable portfolios for the nine months ended September 30, 2002 compared to the same period in the prior year is primarily attributable to portfolios purchased since December 31, 2000. For the twelve months ended December 31, 2001, we acquired new portfolios with a face value in excess of $1.6 billion at a cost of $39.0 million. For the nine months ended September 30, 2002 we purchased additional portfolios with a face value of $2.2 billion at a cost of $44.6 million. The portfolios purchased in 2001 and 2002 to date provided $43.2 million of revenue during the first nine months of 2002 compared to only $7.3 million on portfolios purchased during the first nine months of 2001. In line with our projections, revenues on all other portfolios decreased by $1.6 million during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Furthermore, certain portfolios that were recorded on a cost recovery basis during the first nine months of 2001 were returned to the accretion method and accounted for $1.0 million of the increase in revenue for the nine months ended September 30, 2002 (see Note 5).

As successor servicer for a pool of charged-off consumer accounts acquired in the May 2000 acquisition of certain assets of West Capital Financial Services Corp., we recorded $3.0 million in servicing fees during the nine months ended September 30, 2002 for the collections on these receivables during that period compared to $4.3 million for the same period in 2001, representing a decrease of $1.3 million, or 29%. During the nine months ended September 30, 2001, a non-recurring fee in the amount of $0.8 million was recognized for the Company’s assistance with the sale of a component of these receivables. The Company is currently engaged in discussions with the owner of the pool to either buy the pool; continue servicing the portfolio at an increased servicing rate; or to return all exhausted receivables to the owner.

Operating expenses
Total operating expenses were $45.7 million for the nine months ended September 30, 2002 compared to $33.0 million for the nine months ended September 30, 2001, an increase of $12.7 million or 38%. This increase in operating expenses reflects a large improvement in gross collections. Gross collections for the nine months ended September 30, 2002 amounted to $108.4 million, up 88% or $50.7 million from the $57.7 million of gross collections in the first nine months of the prior year.

The largest component of total operating expenses are salaries (including bonuses paid to collectors) and employee benefits which increased by $6.2 million or 31% to $26.0 million for the nine months ended September 30, 2002 from $19.8 million for the nine months ended September 30, 2001. Because collector bonuses are tied to collections, a substantial portion of the increase is a direct result of improved collections. Also included in salaries in the second quarter of 2002 is a $0.5 million settlement paid to a former executive officer (See Note 11).

Other operating expenses increased by approximately $5.2 million, or 71%, to $12.4 million from $7.3 million for the nine months ended September 30, 2002 and 2001, respectively. Fueling this increase is collection legal expense, which increased by $3.5 million, or 103%, to $6.9 million for the nine months ended September 30, 2002 from $3.4 million for the nine months ended September 30, 2001. This reflects costs associated with the expansion of the legal channel for collecting those accounts determined to be collectible, but which require tactics other than telephone or mail solicitation. Amounts collected through this channel were $19.5 million for the nine months ended September 30, 2002 compared to $10.8 million for the nine months ended September 30, 2001.

General and administrative expenses increased to $4.9 million for the nine months ended September 30, 2002 from $4.2 million for the nine months ended September 30, 2001. Depreciation expense remained consistent at $1.8 million and $1.7 million for the nine months ended September 30, 2002 and 2001, respectively.

Interest expense
The significant increase in total interest expense is due to the accrual for the sharing of residual collections with the Secured Financing Facility lender as discussed in Note 8. The Company recorded $9.0 million for the nine months ended September 30, 2002, an increase of $7.8 million over the $1.2 million recorded in the first nine months of 2001 relating to the sharing of residual collections. The Company paid approximately $1.9 million relating to the sharing of residual collections during the nine months ended September 30, 2002. No similar payments were made during the nine months ended September 30, 2001. For the nine months ended September 30, 2002, total interest expense including fees and amortization of other loan costs was $13.3 million on average borrowings for the period of $58.9 million, resulting in an effective all-in annualized interest rate of 30.1% for the period. The interest only portion of this total amounted to $2.9 million, for an effective annualized interest rate of 6.6%. For the nine months ended September 30, 2001, total interest expense was $7.7 million on average borrowings of $62.7 million, reflecting an effective all-in annualized interest rate of 16.3%. The interest only portion of this total amounted to $4.5 million, for an effective annualized interest rate of 9.6%.

Income taxes
For the nine months ended September 30, 2002, we recorded an income tax provision of $0.5 million, reflecting an effective rate of 12.5%, which reflects the deferred tax impact of the decrease in the unrealized gain in the fair market value of the residual interest in the 1998-1 securitization. For the nine months ended September 30, 2001, we recorded a provision of $0.9 million. A valuation reserve for our deferred tax assets was recorded in the provisions for 2001 and 2002 reflecting the uncertainty of the recovery of those assets.

Net Income (Loss)
For the nine months ended September 30, 2002, we recognized net income of $3.4 million compared to a net loss of $8.7 million for the nine months ended September 30, 2001.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues
Total revenues for the three months ended September 30, 2002 were $ 24.4 million compared to total revenues of $13.6 million for the three months ended September 30, 2001, an increase of $10.8 million or 80%. This reflects the sizable increase in income from receivable portfolios, of $11.5 million or 111%, to $21.9 million for the three months ended September 30, 2002 from $10.4 million for the three months ended September 30, 2001. Included herein, was the recognition of $0.6 million in portfolio sales for the three months ended September 30, 2002. There were no portfolio sales for the three months ended September 30, 2001. Offsetting this was an anticipated decrease in the income from investment in retained interest of $0.9 million or 40%, from $2.2 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002. This decline in cash collections related to the retained interest was less than anticipated. Servicing fees and other related income increased 10% or $0.1 million, from $1 million for the three months ended September 30, 2001 to $1.1 million for the three months ended September 30, 2002.

The aforementioned increase of $11.5 million in income from receivable portfolios is attributable to additional purchases of portfolios as well as an overall increase in total collections. For the twelve months ended December 31, 2001, we acquired new portfolios with a face value in excess of $1.6 billion at a cost of $39.0 million and for the nine months ended September 30, 2002 we purchased additional portfolios with a face value of $2.2 billion at a cost of $44.6 million. The portfolios purchased in 2001 and 2002 to date provided $17.8 million of revenue during the third quarter of 2002 compared to only $5.0 million during the third quarter of 2001. In line with the projections in our business plan, revenues on all other portfolios decreased by 23% or $1.2 million during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

As successor servicer for a pool of charged-off consumer accounts acquired in the May 2000 acquisition of certain assets of West Capital, we recorded $1.1 million in servicing fees during the three months ended September 30, 2002 for the collections on these receivables during that period compared to $1.0 million for the same period in 2001, representing an increase of $0.1 million, or 10%. The Company is currently engaged in discussions with the owner of the pool to either buy the pool; continue servicing the portfolio at an increased servicing rate; or to return all exhausted receivables to the owner.

Operating expenses
Total operating expenses were $16.5 million for the three months ended September 30, 2002 compared to $11.4 million for the three months ended September 30, 2001, an increase of $5.1 million or 45%. This increase in operating expenses results from the greater improvement in gross collections. Gross collections for the three months ended September 30, 2002 amounted to $38.6 million, up 80% or $17.1 million from the $21.5 million collections in the same three months of the prior year.

The largest component of total operating expenses are salaries and employee benefits which increased by $2.3 million or 35% to $8.8 million for the three months ended September 30, 2002 from $6.5 million for the three months ended September 30, 2001. Of the $2.3 million increase, $1.4 million is due to increased salaries and benefits, as follows: $0.4 million reflects an average increase in collectors’ salaries of 18%, $0.3 million reflects the addition of 38 new collectors, $0.3 million reflects an average 6% increase in non-collectors salaries and $0.5 million reflects an increase in the key staff bonus accrual, partially offset a reduction in non-collector staff of $0.1 million. The remainder of the $2.3 million increase is a $0.7 million increase in collector bonuses. The total increase in compensation expenses of $2.3 million is 21% of the improved gross collections of $10.8 million.

Other operating expenses increased by $1.8 million, or 63%, to $4.7 million from $2.9 million for the three months ended September 30, 2002 and 2001, respectively. The single largest component of this increase is collection legal expense, which increased by $1.0 million, or 63%, to $2.5 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. This reflects costs associated with the expansion of the legal channel for collecting those accounts determined to be collectible, but which require legal tactics. Amounts collected through this channel were $6.9 million for the three months ended September 30, 2002 compared to $4.5 million for the three months ended September 30, 2001. In addition, in the third quarter of 2002 compared to the prior year’s third quarter, we experienced increases in costs associated with increasing collections such as postage — $0.5 million; telephone — $0.1 million and skip-tracing services — $0.1 million.

General and administrative expenses increased 31% or $0.4 million to $1.9 million for the three months ended September 30, 2002 compared to $1.5 million for the three months ended September 30, 2001. Substantially all of this increase is driven by premium increases in workers’ compensation insurance, directors’ and officers’ liability insurance, excess directors’ and officers’ liability insurance and employment practices liability insurance. Depreciation expenses remained consistent at $0.6 million for both the three months ended September 30, 2002 and 2001 reflecting the absence of any significant capital expenditures during the last two years.

Interest expense
For the three months ended September 30, 2002, total interest expense including fees and amortization of other loan costs was $5.3 million on average borrowings for the period of $53.1 million, resulting in an effective all-in annualized interest rate of 39.9% for the period. The interest only portion of this total amounted to $0.9 million, for an effective annualized interest rate of 6.8%. For the three months ended September 30, 2001, total interest expense was $3.2 million on average borrowings of $68.9 million, reflecting an effective all-in annualized interest rate of 18.6%. The interest only portion of this total amounted to $1.6 million, for an effective annualized interest rate of 9.3%. Thus, the interest only portion of interest expense improved by $1.0 million or 43% from the third quarter of 2001 to the third quarter of 2002. The increase in total interest expense is entirely due to the $3.2 million growth in the accrual for the sharing of residual collections with the Secured Financing Facility lender as discussed in Note 8. The Company recorded $4.0 million for the three months ended September 30, 2002 as compared to the $0.8 million recorded in the third quarter of 2001. The Company paid approximately $1.4 million relating to the sharing of residual collections during the three months ended September 30, 2002. No similar payments were made during the three months ended September 30, 2001.

Income taxes
For the three months ended September 30, 2002, we recorded an income tax provision which represents the deferred tax impact of the decrease in the unrealized gain of $0.1 million, reflecting an effective rate of 4.8%. For the three months ended September 30, 2001, we recorded a provision of $0.3 million again related to the deferred tax impact of the decrease in the unrealized gain. A valuation reserve for our deferred tax assets was recorded in the provisions for 2001 and 2002 reflecting the uncertainty of the recovery of those assets. The Company anticipates that during the year ending December 31, 2002, it will fully utilize all tax net operating loss carry-forwards, and we expect to then become a tax paying entity.

Net Income (Loss)
For the three months ended September 30, 2002, we recognized net income of $2.5 million compared to a net loss of $1.0 million for the three months ended September 30, 2001.

Liquidity and Capital Resources

Overview
We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and operations. Our need for additional financing and capital resources may increase dramatically as our business grows. Our failure to continue to maintain our existing credit and servicing facilities through renewals and forbearance of covenant violations and to obtain additional sources of financing and capital would limit our ability to acquire additional receivables and to operate our business.

On December 20, 2000, through a wholly owned, bankruptcy remote, special purpose entity, we entered into a $75.0 million secured financing facility to be used for the purchase of receivable pools, which expires on December 31, 2004. From the inception through September 30, 2002, we have purchased portfolios with an aggregate purchase price of $84.6 million of which $75.2 million was financed through this line. As of September 30, 2002, there was $24.6 million outstanding under the line (See Note 8).

We use our $15.0 million revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. We had $7.5 million available under this facility at September 30, 2002, as compared to $0.3 million available at December 31, 2001 reflecting net pay downs from cash generated from operations. Unrestricted cash as of September 30, 2002 was $1.2 million compared to $1.4 million at December 31, 2001.

Cash Flows and Expenditures
We collected $108.4 million during the nine months ended September 30, 2002 from all portfolios, an increase of $50.7 million, or 88%, from the $57.7 million collected during the nine months ended September 30, 2001. Collections on owned portfolios increased by approximately $52.1 million or 110% from approximately $47.6 million during the nine months ended September 30, 2001 to approximately $99.7 million for the nine months ended September 30, 2002. The source of the improvement was approximately $59.9 million collected on portfolio receivables financed through the Secured Financing Facility, offset by decreases of $4.2 million from the residual asset retained in the 98-1 Securitization, $1.5 million from the 99-1 Securitization, $0.6 million from the Warehouse Facility, and $1.4 million from unencumbered portfolios.

The $52.1 million increase in collections on owned portfolios was offset by $1.4 million in lower collections related to serviced portfolios for an unrelated third party. During the nine months ended September 30, 2002, we collected $8.6 million on serviced portfolios compared to $9.1 million during the nine months ended September 30, 2001.

Cash flow provided by operating activities improved $11.2 million, or 467%, from $2.4 million in cash provided during the nine months ended September 30, 2001, to $13.6 million provided for the nine months ended September 30, 2002. The improvement reflects the expansion of our collections coupled with more modestly increasing costs.

Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. We purchased additional portfolios with an aggregate purchase price of $44.6 million during the nine months ended September 30, 2002, up $15.1 million or 51% from the $29.5 million spent on portfolio purchases during the nine months ended September 30, 2001. Purchases impact cash flows in two ways. In periods in which we make portfolio purchases, we provide ten percent of each portfolio’s purchase price as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We use proprietary statistical models to determine values of new portfolios, with minimum expected returns set by management. During the nine months ended September 30, 2002, we purchased 47 portfolios from 14 issuers that we believe will meet our targeted returns criteria. There is no assurance that we will be able to continue to find portfolios that meet our targeted returns criteria or that purchased portfolios will achieve targeted returns. During the nine months ended September 30, 2002, cash used in financing activities was $9.4 million which included repayments under existing facilities and capital leases of $52.9 million, partially offset by borrowings of $39.3 million used primarily to fund new portfolio purchases. As discussed in Note 3, on February 22, 2002 certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment, with net proceeds of $4.6 million, in the Company. Immediately prior to such investment, the Purchasers on a collective basis beneficially owned in excess of 50% of the Company’s common stock.

For the nine months ended September 30, 2001, net cash provided by financing activities was $13.4 million. This included repayments under existing facilities and capital leases of $14.8 million, partially offset by borrowings of $28.3 million used primarily to fund new portfolio purchases.

Liquidity
We incurred net losses totaling $10.9 million for the year ended December 31, 2001. We also had a stockholders’ deficit totaling $2.4 million at December 31, 2001. However, for the nine months ended September 30, 2002, we realized net income of $3.4 million and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $9.5 million at September 30, 2002. The Company is in compliance with the covenants relating to all of its credit agreements. We have experienced positive cash flow from operations during 2001 and for the first nine months of 2002 and have achieved positive net income during the first three quarters of 2002. We believe that there is sufficient liquidity, given our expectation of positive cash flow from operations, the transactions that occurred in February of 2002 and the availability under our Revolving Line of Credit and Secured Financing Facility to fund operations for at least the next twelve months. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, and satisfy our debt covenants relating to our debt financings.

If we are unable to achieve our plans, continue to satisfy our debt covenants and/or are removed as servicer of the Warehouse Facility and Securitization 99-1 financings or the Secured Financing Facility, we may need to: (i) sell certain of our receivable portfolios for cash, (ii) raise additional funds through capital or debt, which may not be available on terms acceptable to us, or at all, (iii) reduce our number of employees or overall scope of operations, (iv) reduce future capital expenditures, (v) cease the purchasing of additional portfolio receivables, or under the worst of circumstances, (vi) pursue strategic alternatives such as a sale, merger, or recapitalization of Encore or seek protection under reorganization, insolvency or similar laws.

Index

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

Index

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Index

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

Index

Item 1 – Legal Proceedings

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to our business due to the remedies available under these statutes, including punitive damages.

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

On May 28, 2002, a complaint was filed by Lana Waldon in the United States District Court for the Northern District of Texas against Midland Credit and an unaffiliated financial institution, in which the plaintiff purports to assert a claim for alleged violation of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the complaint, plus certain other relief. Neither Midland Credit’s answer nor any motion for class certification has yet been filed.

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

We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations. However, management is not currently in a position to determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our results of operations in any future reporting period.

Index

Item 2 – Changes in Securities and Use of Proceeds
None

Index

Item 3 – Defaults Upon Senior Securities
Not Applicable

Index

Item 4 – Submission of Matters to a Vote of Security Holders

On October 24, 2002, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Eric D. Kogan, Peter W. May, Robert M. Whyte, Raymond Fleming, Carl C. Gregory, III, Richard A. Mandell and Alexander Lemond were elected to serve as Directors.

The voting on the election of Directors is set forth below:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Abstentions
Eric D. Kogan	14,814,788	3,364	0	0
Peter W. May	14,814,788	3,364	0	0
Robert M. Whyte	14,814,788	3,364	0	0
Raymond Fleming	14,814,788	3,364	0	0
Carl C. Gregory, III	14,814,788	3,364	0	0
Richard A. Mandell	14,814,788	3,364	0	0
Alexander Lemond	14,814,788	3,364	0	0

At the Annual Meeting, the stockholders also approved proposal 2, approving an amendment to the Company’s 1999 Equity Participation Plan, and proposal 3, ratifying the selection of the Company’s independent auditors. The votes for proposals 2 and 3 were as follows:

	Votes For	Votes Against	Votes Withheld	Abstentions
Proposal 2	13,753,494	1,062,208	0	2,450
Proposal 3	14,816,302	1,500	0	350
Index

Item 5 – Other Information
Not Applicable

Index

Item 6 – Exhibits and Reports on Form 8-K

     (a)      Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 14, 1999 ("Amendment No. 2"))
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 4, 2002)
3.3

Certificate of designation relating to the Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 25, 2002)

3.4	By-laws as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 8, 2002)
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

4.4	Warrant issued to ING (U.S.) Capital LLC ("ING") dated December 31, 2001 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated February 25, 2002)
10.1	Sixth Amendment to Net Industrial Lease dated October 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 8, 2002).
10.2	Option to Extend Term Lease Rider dated October 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 8, 2002).
10.3	Fourth Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 8, 2002).
10.4

Second Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 8, 2002).

10.5	Letter dated September 19, 2002 relating to third party service agreement (incorporated by reference to Exhibit 10.5 to the Company's Current Report on form 8-K dated November 8, 2002.)
10.6	Amended and Restated 1999 Equity Participation Plan (incorporated by reference to Appendix A to the Company's proxy statement dated October 4, 2002).
21.0	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001)

     (b)      Reports on From 8-K

1.0	On August 22, 2002, the Company filed a Current Report on Form 8-K which included exhibits under Item 9 of such form.
2.0	On November 8, 2002, the Company filed a Current Report on Form 8-K which included exhibits under Item 7 of such form.

Index

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

		By:	/s/ Barry R. Barkley

Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	November 12, 2002

Index

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Carl C. Gregory, III, President of Encore Capital Group, Inc. (the "Company"), certify that:

1)	I have reviewed this quarterly report on Form 10-Q of the Company;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By: /s/ Carl C. Gregory, III

Carl C. Gregory, III Principal Executive Officer

Index

     CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Barry R. Barkley, Principal Financial Officer of Encore Capital Group, Inc. (the "Company"), certify that:

1)	I have reviewed this quarterly report on Form 10-Q of the Company;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By: /s/ Barry R. Barkley

Barry R. Barkley Principal Financial Officer