Form 10-K
period 2002-12-31
ENCORE CAPITAL GROUP INC
filed 2003-03-28
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number 000-26489
ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)
Delaware	48-1090909
(State or Other Jurisdiction of	(IRS Employer Identification No.)

Incorporation or Organization)

5775 Roscoe Court, San Diego, CA	92123
(Address of Principal Executive Offices)	(Zip code)

(877) 445 - 4581
(Registrant's Telephone Number, Including Area Code)
MCM Capital Group, Inc.

(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share
(Title of Class)

Indicate by check mark whether the registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2)  has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 2,117,401 shares was $3,176,102 at March 18, 2003, based on the closing price of the Common Stock of $1.50 per share on such date, as reported by the OTC Electronic Bulletin Board.

The number of shares of the registrant's Common Stock outstanding at March 25, 2003 was 7,411,132.

Part I
Item 1 - Business
Item 2 - Properties
Item 3 - Legal Proceedings
Item 4 - Submission of Matters to a Vote of Security Holders
Part II
Item 5 - Market for the Registrant’s Common Equity Securities and Related Stockholder Matters
Item 6 - Selected Consolidated Financial Data
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A - Quantitative and Qualitative Disclosure about Market Risk
Item 8 - Consolidated Financial Statements
Report of Independent Auditors, BDO Seidman, LLP
Report of Independent Auditors, Ernst& Young, LLP
Consolidated Statements of Financial Condition
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 9 - Changes in and Disagreements with Accountants
Part III
Item 10 - Directors and Executive Officers of the Company
Item 11 - Executive Compensation
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 - Certain Relationships and Related Transactions
PART IV
Item 14 - Controls and Procedures
Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Certificate of Principal Executive Officer
Certificate of Principal Financial Officer
Consents of Independent Auditors

Index

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

We have extensive experience in acquiring and servicing charged-off receivable portfolios. For almost 50 years Midland Credit served as a third-party collection agency. In 1992, we began to focus on acquiring and servicing receivable portfolios using our own capital. We have historically engaged in the acquisition and servicing of charged-off loan portfolios originated by credit card issuers and other financial institutions. In recent years, we primarily acquired charged-off VISA®, MasterCard®, and private label credit card portfolios issued by major banks and merchants. We have also purchased limited amounts of charged-off consumer loans and auto deficiencies. Major credit card issuers often sell a significant portion of their charged-off, delinquent, non-performing accounts in order to realize immediate cash proceeds. From January 1, 1997 through December 31, 2002, we purchased in excess of $6.7 billion in receivables, as measured by the balance charged-off by the originating institutions, paying approximately $200.9 million for these receivables. During this same period, we collected in excess of $353.9 million from all owned and managed receivables.

Acquisition of Receivables
We identify receivable portfolios from a number of sources, including relationships with credit card issuers, direct solicitation of credit card issuers, resellers, and loan brokers. We purchase portfolios individually after conducting careful analysis and due diligence. In 2002, we entered into a forward flow agreement, whereby we agree to purchase charged-off receivables from the seller on a periodic basis at a set price over a specified time period. Such agreement is cancellable upon 60 days written notice without penalty. For the year ended December 31, 2002, we purchased $12.4 million of receivable portfolios under this forward flow agreement out of $62.5 million total purchases for the year.

We purchase most of our receivables under a $75 million secured financing facility (the “Secured Financing Facility”) entered into by MRC, a wholly-owned bankruptcy remote, special purpose entity. The facility, which expires on December 31, 2004, generally provides for a 90% advance rate with respect to each qualified portfolio purchased. Notes issued under the facility are collateralized by the charged-off receivable portfolios purchased with the proceeds of this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and we have been repaid our investment, we share the remaining cash flows from the receivable portfolios, net of servicing fees, with the lender.

Pricing
Charged-off receivable portfolios are purchased at substantial discounts to the face amount of the receivable portfolio. We determine the purchase price of a portfolio by evaluating many different variables, including stratification and analysis of critical portfolio attributes, such as the number of agencies previously attempting to collect the receivables in the portfolio, the average balance of the receivables, number of days since charge off, payments since charge off, the locations of the debtors and other attributes we deem appropriate.

Once a receivable portfolio has been identified for potential purchase, we prepare quantitative analyses based on extracting customer level data from external sources, other than the issuer, to analyze the potential collectibility of the portfolio. We also analyze the portfolio by comparing it to similar portfolios previously acquired and serviced by us. In addition, members of our management perform qualitative analyses of other matters affecting the value of portfolios, including a review of the delinquency, charge off, placement and recovery policies of the originator as well as the collection authority granted by the originator to any third party collection agencies, and, if possible, by reviewing the orginator’s recovery efforts on the particular portfolio. After these evaluations are completed, our Investment Committee, comprised of various members of our senior management, discusses the findings, decides whether to purchase and finalizes the price at which we are willing to purchase the portfolio.

Recovery of Receivables
We focus on maximizing the recovery of the receivables we acquire. Unlike collection agencies that typically have only a specified period of time to recover a receivable, as the owner our collection time horizon is much longer and we have significantly more flexibility in establishing payment programs.

Once a portfolio has been acquired, we download all receivable information provided by the originator into our proprietary account management system and reconcile certain information for accuracy to the information provided by the seller in the purchase contract. We review accounts, generally prior to purchase, through external data providers for ineligible accounts before the contracted warranty expiration and return those ineligible accounts to the seller for adjustment of the purchase price or if after purchase, for remedy, either by refund or replacement, as provided for in the contract. Under applicable law, we send notification letters to obligors of each acquired account explaining, among other matters, our new ownership and asking that the obligor contact us. In addition, we notify credit bureaus to reflect our new ownership.

Once receivables are ready to be worked, members of the Information Technology Department work directly with the acquisitions group to discuss the specifics of the recent acquisition. Based upon these discussions, the Information Technology Department tailors our proprietary account management system to reflect any special characteristics of the portfolio and our collection strategy.

Collections Department. The Collections Department is divided into groups each consisting of a collection manager and group managers supervising approximately 12 account managers. Collection managers and group managers are in constant communication with management regarding account manager performance.

Receivables with valid telephone numbers are distributed to the Collections Department. During initial calls, account managers assess the ability and willingness of the customer to pay. Account managers are trained to use a friendly, but firm approach. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, account managers advise the customer of alternatives to secure financing to pay off their consumer debt, such as home equity lines of credit. In cases where a payment plan is developed, account managers encourage customers to pay through auto-payment arrangements, which consist of debiting a customer’s checking account on a monthly basis. Account managers are also authorized to negotiate lump sum settlements within pre-established ranges. Once a settlement or payment agreement is reached, the account manager monitors the account until it is paid off. To facilitate payments, in addition to auto-payments, we accept a variety of payment methods including checks, the Western Union Quick Collect ® system, credit and debit cards, and wire transfers.

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

Recovery Department. The Recovery Department may pursue a number of courses of action for accounts where the customer is able, but unwilling to pay, including appropriate correspondence, follow up phone calls by the department’s specially trained account managers and, if satisfactory arrangements are not made with the customer, the account may be sent to our attorney network, after a pre-determined time frame.

Legal Outsourcing Department. We contract with an association of attorneys (the “Network”) that acts as a clearinghouse to place accounts for collection with attorneys in most of the 50 states. This Network is managed by our Legal Outsourcing Department. We generally refer charged-off accounts to the Network where we believe the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with our agreement with the Network, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve for those costs that we believe will be ultimately uncollectible. We pay a fee to the respective attorneys based on an established fee schedule, as further defined in our agreement with the Network.

Balance Transfer Strategy. During 2001, we added a new settlement option through an arrangement with a major credit card company. Selected debtors are given the option of transferring the balance of their account to a new card issued by the credit card company. We receive predetermined settlement amounts from the credit card company for each account successfully balance-transferred. We retain the ownership of and the ability to collect on the charged-off accounts that the card issuer has solicited until a successful balance-transfer has occurred.

Sale of Accounts Strategy. Periodically we evaluate our portfolios to identify accounts with profiles that are inconsistent with our collection strategies. We also offer accounts for sale from newly purchased portfolios. Such accounts are offered for sale to a network of collection agencies and law firms. A sale is awarded to the highest qualified bidder.

Periodically bankrupt and deceased accounts are reported to us. We identify and package such accounts for sale to a specialized group of collection agencies and law firms. A sale is awarded to the highest qualified bidder.

Hiring and Training
As of December 31, 2002, we had 628 full-time employees. Of these employees, there were 12 department heads, 29 department managers, 494 account managers, and 93 administrative personnel. New account managers at our Phoenix and San Diego facilities undergo a four-week training program which involves classroom training and on the job training. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

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

Legal Department
The Legal Department manages corporate legal matters, assists the training program, and monitors collection activity for compliance. As of December 31, 2002, this department consisted of three full-time attorneys and one full time paralegal.

The Legal Department helps to develop guidelines and procedures for recovery personnel to follow when communicating with a customer or third party during our recovery efforts. The department assists our training department in providing employees with extensive training on the Fair Debt Collection Practices Act (“FDCPA”) and other relevant laws. In addition, the Legal Department researches and provides collection and recovery personnel with summaries of state statutes so that they are aware of applicable time frames and laws when attempting to recover an account. It meets with other departments to provide legal updates and to address any practical issues uncovered in its review of files referred to the department.

Competition
The consumer credit recovery industry is highly competitive. We compete with a wide range of third-party collection companies and other financial services companies, which may have substantially greater personnel and financial resources than we do. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition to competition within the industry focused on the purchase and servicing of charged-off debt, traditional contingent agencies and in-house recovery departments remain principal recovery solutions employed by most issuers. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the availability of funding for prospective portfolios, and the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.

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

Government Regulation
In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements. Certain states in which we operate, or in which we may operate in the future, impose filing or notice requirements on significant stockholders. For example, Maryland requires that we advise them of the identities of the beneficial holders of 10% or more of the voting securities of the licensee. We believe we are in compliance with all material government regulations.

The FDCPA and comparable state statutes establish specific guidelines and procedures, which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we are not a credit card issuer, these laws affect some of our operations because the majority of our receivables were originated through credit card transactions. In addition to the FDCPA, significant federal laws applicable to our business include the following:

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

The laws described above, among others, may limit our ability to recover amounts owing with respect to the receivables regardless of any act or omission on our part. For example, under the Federal Fair Credit Billing Act, a credit card issuer, but not a merchant card issuer, is subject to all claims other than tort claims and defenses arising out of certain transactions in which a credit card is used. With some exceptions, claims or defenses become subject to the Federal Fair Credit Billing Act when the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction, the amount of the initial transaction exceeds $50, and the place where the initial transaction occurred was in the same state as the customer’s billing address or within 100 miles of that address. As a purchaser of credit card receivables, we may acquire receivables subject to legitimate defenses on the part of the customer, which could prevent us from collecting on these receivables. The statutes further provide that, in some cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. There can be no assurance that some of the receivables we service were not established as a result of unauthorized credit card use, and, accordingly, we may be unable to recover all or a portion of the amount of these receivables.

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

Index

Item 2 - Properties

We service our customers from two servicing facilities. Our largest servicing facility is located in Phoenix, Arizona. Designed to accommodate up to 800 employees, at December 31, 2002, the facility housed 319 employees. We lease the Phoenix facility, which is approximately 62,000 square feet, for $28,000 per month; this lease expires in 2008. We also lease a facility in San Diego, California, which contains not only additional collection operations, but also serves as corporate headquarters. This facility is approximately 33,000 square feet and is designed to accommodate up to 400 employees. It housed 309 employees at December 31, 2002. The San Diego facility lease payment totals $45,505 per month and the lease expires in 2004.

Index

Item 3 - Legal Proceedings

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

On March 21, 2003, Midland Credit, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, entered into a settlement agreement with MBNA in connection with the aforementioned lawsuit filed against MBNA (see Note 14 to the consolidated financial statements). Pursuant to the terms of the settlement, MBNA is to pay Midland Credit $11.1 million on or before April 4, 2003 in full and complete satisfaction of the claims. The net proceeds currently estimated to be approximately $7.9 million, which is net of litigation expenses and attorneys fees, will be used to repay holders of the Warehouse Facility and securitization 99-1 (see Notes 5 and 7 to the consolidated financial statements). To date, the Company has not received payment. Upon receipt of the settlement, the Company will record a net gain, which will be comprised of the net proceeds as reduced by the remaining carrying value of the related receivable portfolios at that date.

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against the Company’s wholly-owned subsidiary Midland Credit Management, Inc. and two unaffiliated financial institutions, in which the plaintiff purports to assert claims for alleged violations of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the complaint, plus certain other relief. The defendants have filed motions to dismiss but no hearing on the motions has been scheduled. No motion for class certification has yet been filed. It is expected that the plaintiff will seek to expand the putative class to a nationwide class with respect to the non-local claims asserted, if the current complaint survives dismissal.

There are a number of additional lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of our employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, we are not currently in a position to determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position or results of operations in any future reporting period.

We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on its consolidated financial position or results of operations.

Index

Item 4 - Submission of Matters to a Vote of Security Holders

On October 24, 2002, the Company held its Annual Meeting of Stockholders. The matters acted upon by the stockholders at that meeting were reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Index

Part II

Item 5 - Market for the Registrant's Common Equity Securities and Related
Stockholder Matters

Our common stock has traded on the OTC Electronic Bulletin Board under the symbol “ECPG.OB” since the first quarter of 2002 when the Company’s name changed to Encore Capital Group, Inc. Prior to that the Company traded on the OTC Electronic Bulletin Board under the sumbol “MCMC.OB.”

Trading in the Company’s stock is sporadic with relatively low volume of shares traded. There can be no assurance that the trading market will provide stockholders with the ability to sell their shares.

The high and low closing sales prices of the common stock, as reported by Nasdaq and the OTC Electronic Bulletin Board for each quarter during the Company’s two most recent fiscal years are reported below:

	Market Price
	High	Low
Fiscal Year 2001
First Quarter	$0.58	$0.34
Second Quarter	$1.20	$0.36
Third Quarter	$0.60	$0.31
Fourth Quarter	$0.63	$0.21

Fiscal Year 2002
First Quarter	$0.80	$0.26
Second Quarter	$1.01	$0.70
Third Quarter	$1.20	$0.45
Fourth Quarter	$1.60	$0.75

The closing price of Encore’s common stock on March 18, 2003 was $1.50 per share and there were 816 holders of record, including 64 NASD registered broker/dealers which hold 2,714,314 shares on behalf of their clients.

Securities Issuances
On February 22, 2002, certain existing stockholders and their affiliates made an additional $5.0 million purchase of 1 million shares of our Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share in a private placement exempt from registration pursuant to Regulation D under the Securities Act of 1933. (See Note 2 to the consolidated financial statements.)

The investment by the stockholders was approved by the Company’s board of directors, following the recommendation of a special committee consisting of the Company’s independent director formed specifically for the purpose of evaluating and considering the transaction. The special committee was advised by an independent financial advisor and by independent legal counsel.

On December 20, 2000, MRC, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. In connection with the execution of the Secured Financing Facility, as discussed in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Encore issued warrants to the institutional investor for the purchase of up to 621,576 shares of our common stock at $1.00 per share. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants became exercisable in three equal tranches triggered at the time we have drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during the third quarter of 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002, thus warrants representing 310,788, and 621,576 shares of our common stock were exercisable under this facility at December 31, 2001 and December 31, 2002, respectively.

In connection with the execution of the $2.0 million revolving credit agreement on October 31, 2000, as discussed in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company issued warrants to purchase 50,000 shares at $0.01 per share. Additional warrants totaling 200,000 were issued in 2001 to extend the funding period under the line of credit. As a result of these issuances, warrants to purchase an additional 5,241 shares were issued to the holder of the $10 million unsecured Senior Notes and warrants to purchase 1,275 shares were issued to the affiliated party that guaranteed the Senior Notes pursuant to the anti-dilution provisions of the applicable warrant agreements. The Credit and Security Agreement dated as of October 31, 2000, as amended, terminated on December 31, 2001. No funds were ever drawn under this agreement, and no indebtedness was outstanding at the time of such termination.

On January 12, 2000, we issued $10.0 million in principal amount of 12% Series No. 1 Senior Notes (the “Senior Notes”) to an institutional investor (see “Senior Notes” in Management’s Discussion and Analysis of Financial Condition and Results of Operations). In connection with the issuance of the Senior Notes, we issued warrants to purchase up to 428,571 shares of our common stock at $0.01 per share (subject to adjustment) to the same institutional investor in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. We also issued warrants to purchase 100,000 shares of our common stock to an affiliated party who agreed to guarantee the Senior Notes. Both warrant agreements pursuant to which the warrants were issued contain anti-dilution provisions. This issuance was also exempt from registration under the Securities Act pursuant to Section 4(2). On February 22, 2002, in a transaction related to the issuance of Series A Preferred Stock, the holders of the Senior Notes forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The debt forgiveness was recorded net of the debt discount related to the warrants cancelled and deferred loan costs totaling $0.7 million in the aggregate. The effect of the debt forgiveness was recorded by the Company as a capital contribution since it was facilitated by various equity holders of the Company through their relationship with the lender resulting from prior investment banking and financial advisory services rendered to such equity holders by the lender and its affiliates. (See “Liquidity and Capital Resources” at Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements.)

In January 2000, we also closed the Securitization 99-1 financing discussed below in “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In our past securitization transactions, a bankruptcy remote subsidiary issued notes to one or more institutional investors in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933.

Dividend Policy
We have never declared or paid dividends on our common stock and we anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not intend to declare or pay dividends on the common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of our board of directors and is also restricted by the provisions of our Series A Preferred Stock. In addition, the note purchase agreement executed in January 2000 in connection with the issuance of $10 million in aggregate principal amount of senior unsecured notes restricts us from paying dividends on common shares while the Senior Notes are outstanding. We may also be subject to additional dividend restrictions under future financing facilities. For a more detailed discussion of this financing, see “Senior Note Financing” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain of our current financing facilities also require us to meet and maintain certain liquidity requirements that restrict dividend payments.

The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividends payable on August 15, 2002 and February 15, 2003 were paid in cash. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis.

Index

Item 6 - Selected Consolidated Financial Data

This table presents historical financial data of Encore. This information should be carefully considered in conjunction with the consolidated financial statements and notes included in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data, (except for “Selected Operating Data” in the table below), as of December 31, 1998, 1999 and 2000, and for the years ended December 31, 1998 and 1999, were derived from our audited consolidated financial statements not included in this report. Selected Operating Data are derived from the books and records of Encore.

The selected financial data, except for Selected Operating Data, as of December 31, 2001 and 2002 and for the years ended December 31, 2000, 2001 and 2002, were derived from our audited consolidated financial statements included elsewhere in this report. (In thousands, except per share and personnel data)

	As of and for the years ended December 31,
	1998	1999	2000	2001	2002
Revenues
Income from receivable portfolios	$ 15,952	$ 12,860	$ 15,434	$ 32,581	$ 80,961
Income from retained interest	–	7,836	11,679	9,806	5,707
Gain on sales of receivable portfolios	10,818	57	–	–	–
Servicing fees and related income	105	7,405	9,447	5,458	3,712

Total revenues	26,875	28,158	36,560	47,845	90,380

Expenses
Salaries and employee benefits	7,472	18,821	23,423	27,428	35,137
Other operating expenses	2,200	3,479	6,211	5,708	7,934
Collection legal costs	–	–	129	5,457	11,028
General and administrative expenses	1,290	3,019	5,458	5,750	6,314
Restructuring charges	–	–	1,388	–	–
Provision for portfolio losses	–	–	20,886	–	1,049
Depreciation and amortization	427	964	2,154	2,481	2,453

Total expenses	11,389	26,283	59,649	46,824	63,915

Income (loss) before interest, income taxes
and extraordinary charge	15,486	1,875	(23,089)	1,021	26,465
Interest and other expenses	(2,886)	(1,960)	(7,898)	(10,737)	(18,379)

Income (loss) before income taxes
and extraordinary charge	12,600	(85)	(30,987)	(9,716)	8,086
(Provision for) benefit from income taxes	(5,065)	34	7,257	(1,149)	5,703

Income (loss) before extraordinary charge	7,535	(51)	(23,730)	(10,865)	13,789
Extraordinary charge, net of income tax	180	–	–	–	–

Net income (loss)	$ 7,355	$ (51)	$(23,730)	$ (10,865)	$ 13,789

Net income (loss) per common share:

Basic	$ 1.49	$ (0.01)	$ (3.20)	$ (1.52)	$ 1.82
Diluted	$ 1.47	$ (0.01)	$ (3.20)	$ (1.52)	$ 0.84
Average common shares outstanding:
Basic	4,941	5,989	7,421	7,161	7,339
Diluted	4,996	5,989	7,421	7,161	16,459

Other Financial Data:
Cash flows provided by (used in):
Operations	$ 3,434	$ (3,405)	$(15,831)	$ 8,853	$ 24,690
Investing	9,155	(59,491)	12,399	(21,773)	(11,158)
Financing	(8,408)	58,590	3,968	13,444	(14,192)

Selected Operating Data:
Collections on receivable portfolios
(including securitized portfolios)	$ 15,940	$ 34,877	$ 66,117	$ 83,051	$ 148,808
Purchases of receivable portfolios
at face value	$ 722,597	$ 834,590	$ 93,459	$ 1,552,559	$ 2,805,388
Purchases of receivable
portfolios, at cost	$ 24,762	$ 51,969	$ 4,433	$ 39,030	$ 62,525
Total collection personnel at year end	379	437	364	433	452
Total employees at year end	446	585	523	596	628

Consolidated Statement of
Financial Condition Data:
Cash	$ 4,658	$ 352	$ 888	$ 1,412	$ 752
Restricted cash	–	2,939	2,468	3,053	3,105
Investment in receivable portfolios	2,052	57,473	25,969	47,001	64,168
Retained interest in securitized receivables	23,986	30,555	31,616	17,926	8,256
Total assets	34,828	101,540	71,101	77,711	89,974
Notes payable and other borrowings	7,005	47,418	53,270	69,215	47,689
Capital lease obligations	506	1,262	2,233	1,236	344
Total liabilities	20,906	68,512	61,022	80,069	70,432
Total stockholders' equity (deficit)	13,922	33,028	10,079	(2,358)	19,542

Index

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this section should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements beginning on page 43 and the Risk Factors beginning on page 35.

Subsequent Event

On March 21, 2003, Midland Credit, a subsidiary of Encore, and two of Midland Credit's wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, entered into a settlement agreement with MBNA in connection with a lawsuit filed against MBNA in the Superior Court of the State of Arizona, County of Maricopa, in February 2001 (see Note 14 to the consolidated financial statements). Pursuant to the terms of the settlement, MBNA is to pay us $11.1 million on before April 4, 2003 in full and complete satisfaction of our claims. The net proceeds currently estimated to be approximately $7.9 million, which is net of litigation expenses and attorneys fees, will be used to repay holders of the Warehouse Facility and Securitization 99-1 (see Notes 5 and 7 to the Consolidated Financial Statements). To date, we have not received payment. Upon receipt of the settlement, the Company will record a net gain, which will be comprised of the net proceeds as reduced by the remaining carrying value of the related receivable portfolios at that date.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues
Total revenues for the twelve months ended December 31, 2002 were $90.4 million compared to total revenues of $47.8 million for the year ended December 31, 2001, an increase of $42.6 million or 89%. The revenue increase is primarily from income from receivable portfolios, which increased $48.4 million or 148%, to $81.0 million from $32.6 million for the twelve months ended December 31, 2002 and 2001, respectively. This increase is primarily the result of a 79% increase in total collections of $65.8 million from $83.0 million in 2001 to $148.8 million in 2002. This was offset by a decrease in the income from investment in retained interest of $4.1 million, from $9.8 million for the year ended December 31, 2001 to $5.7 million for the year ended December 31, 2002. The offsetting decrease results from expected declines in cash collections. This was also offset by a decrease in servicing fees and other related income of $1.8 million, from $5.5 million for the year ended December 31, 2001 to $3.7 million for the year ended December 31, 2002.

The $48.4 million increase in income from receivable portfolios reflects an overall increase in total collections which, in part, is the result of increased portfolio purchase volumes in 2001 and 2002. For the twelve months ended December 31, 2002, we acquired new portfolios with a face value in excess of $2.8 billion at a cost of $62.5 million. The majority of these portfolios were purchased utilizing our Secured Financing Facility. These portfolios provided $28.0 million of revenue during 2002. In 2001, we purchased portfolios with a face value of $1.6 billion at a total cost of $39.0 million. The portfolios provided $38.1 million of revenue during 2002, which was an increase from $15.2 million of revenue during 2001. The Company acquired substantially all the assets of another financial services company, West Capital Financial Services (“West Capital”), in 2000. The portfolios acquired in the West Capital transaction with a face value of $2.4 billion and a cost of $2.0 million generated $1.4 million in revenue during 2002 compared with $4.1 million in 2001, a decrease of $2.7 million. In line with our projections, revenues on all other portfolios decreased by $2.5 million during 2002 as compared to 2001. Furthermore, certain portfolios that were previously recorded on a cost recovery basis were returned to the accretion method and accounted for $0.9 million of the increase in revenue for the twelve months ended December 31, 2002 (see Notes 4 and 5 to consolidated financial statements). Lastly, during 2002, we initiated whole portfolio sales. The net gain from this initiative totaled $0.7 million, which is reflected in Income from Receivable Portfolios.

In 2001 and 2002, we serviced a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $3.7 million and $5.5 million for the years ended December 31, 2002 and 2001, respectively. In February of 2003, we returned all exhausted receivables to the owner; however, we have retained the servicing rights for receivables placed with our attorney network. As a result of this change, our servicing fee income will decline in 2003.

Total operating expenses
Total operating expenses were $63.9 million for the year ended December 31, 2002 compared to $46.8 million for the year ended December 31, 2001, an increase of $17.1 million or 36%. This increase in operating expenses reflects a large increase in gross collections. Gross collections for the year ended December 31, 2002 amounted to $148.8 million, up 79% or $65.8 million from the $83.0 million of gross collections for the year ended December 31, 2002. We recorded a provision for portfolio losses of $1.0 million in the year ended December 31, 2002 related to the impairment of certain receivable portfolios.

The largest component of total operating expenses is salaries (including bonuses paid to collectors) and employee benefits which increased by $7.7 million or 28% to $35.1 million for the year ended December 31, 2002 from $27.4 million for the year ended Decmber 31, 2001. Because collector bonuses are tied to collections, a substantial portion of the increase is a direct result of increased collections. Despite the 79% increase in collections for the year ended December 31, 2002, the number of total personnel only increased by 32 as of December 31, 2002 as compared to December 31, 2001. This reflects efficiencies achieved through refining our collection channels and improving the quality of our work force. Also included in salaries in the second quarter of 2002 is a $0.5 million settlement paid to a former executive officer.

Other operating expenses increased approximately $2.2 million, or 38%, to $7.9 million for the year ended December 31, 2002 from $5.7 million for the twelve months ended December 31, 2001. The increase was primarily a result of increased expenses related to direct mail campaigns for the year ended December 31, 2002.

Collection legal expense doubled to $11.0 million for the year ended December 31, 2002 from $5.5 million for the year ended December 31, 2001. The collection legal expense amounts to 40% of collections through this channel, which were $27.6 million for the year ended December 31, 2002. That compares to collection legal expense for 2001 of 33% of collections, which were $16.3 million for the year ended December 31, 2001. This expense reflects costs associated with the the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation .

General and administrative expenses increased to $6.3 million for the twelve months ended December 31, 2002 from $5.7 million for the twelve months ended December 31, 2001. The increase was primarily a result of increasing insurance costs, which increased $0.6 million from $0.6 million for the year ended December 31, 2001, to $1.2 million for the year ended December 31, 2002. Depreciation expense remained consistent at $2.5 million for the twelve months ended December 31, 2002 and 2001.

As a result of increased portfolio purchases, a return to profitability and general industry trends, we perceive we are experiencing an increase in the number of collections related law suits filed against Midland Credit. While we do not have adequate data to quantify a trend, such an increase in litigation could lead to an increase in general and administrative expenses in future reporting periods. See Item 3 – Legal Proceedings.

Other income and expense
For the year ended December 31, 2002, total interest expense including fees and amortization of other loan costs was $18.6 million on average borrowings for the period of $55.8 million, resulting in an effective all-in interest rate of 33.3% for the period. The interest only portion of this total amounted to $4.8 million, for an effective interest cost of 8.6%. The balance reflects contingent interest through a sharing of the residual interest paid to the lender under our Secured Financing Facility. For the year ended December 31, 2001, total interest expense was $10.9 million on average borrowings of $64.2 million, reflecting an effective all-in interest rate of 17.0%. The interest only portion of this total amounted to $4.6 million, for an effective interest cost of 7.0%. The $7.7 million increase in total interest expense is principally due to the accrual for the sharing with the lender of residual collections under the Secured Financing Facility. As discussed in Note 7 to the consolidated financial statements, we recorded contingent interest expense of $13.0 million and $2.4 million for the years ended December 31, 2002 and 2001, respectively, resulting in an increase in contingent interest expense of $10.9 million.

Income taxes
For the year ended December 31, 2002, we recorded an income tax benefit of $5.7 million - an effective benefit of 71% of pretax income. The provision for 2002 reflects the recognition of an income tax benefit in 2002 resulting from the restoration of a $6.8 million net deferred tax asset (See Note 8 to the consolidated financial statements). For the year ended December 31, 2001, we recorded an income tax provision of $1.1 million, reflecting an effective rate of 12%, which represents the deferred tax impact of the decrease in the unrealized gain (See Notes 5 and 8 to the consolidated financial statements). The provision for 2001 is a result of our recording a valuation reserve for our deferred tax assets because of the continuing uncertainty of the recovery of the tax assets that existed at that time. For the year ended December 31, 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance.

Net Income (loss)
Net income for the twelve months ended December 31, 2002 was $13.8 million compared to a net loss of $10.9 million for the twelve months ended December 31, 2001.

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

The increase of $17.2 million in income from receivable portfolios reflects both higher growth in newly purchased portfolios, the acquisition of certain assets of West Capital and its related portfolios as of May 22, 2000 and an overall increase in total collections. For the twelve months ended December 31, 2001, we acquired new portfolios with a face value in excess of $1.6 billion at a cost of $39.0 million. These portfolios were purchased utilizing our Secured Financing Facility. These portfolios provided $15.2 million of revenue during 2001. In 2000, we purchased portfolios with a face value of $93.5 million at a total cost of $4.4 million. The portfolios provided $1.3 million of revenue during 2001, which was an increase from $0.6 million during 2000. The portfolios acquired in the West Capital transaction with a face value of $2.4 billion and a cost of $2.0 million generated $4.1 million in revenue during 2001 compared with $4.2 million in 2000, a decrease of $0.1 million. In line with our projections, revenues on all other portfolios increased by $0.4 million during 2001 as compared to 2000. Furthermore, certain portfolios that were previously recorded on a cost recovery basis were returned to the accretion method and accounted for $1.5 million of the increase in revenue for the twelve months ended December 31, 2001 (see Notes 4 and 5 to consolidated financial statements).

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

The decrease in servicing fees related to the 1998 Securitization was partially offset by a $1.2 million increase in servicing fees received by the Company as successor servicer to a pool of charged-off consumer accounts acquired in May 2000 from West Capital. We recorded $5.5 million in servicing fees during the twelve months ended December 31, 2001 for the collections on these receivables during that period. Included in this amount is a $0.8 million non-recurring fee earned for our assistance with the sale of a component of these receivables. For the year ended December 31, 2000, we recognized $4.3 million in fees associated with collections for that period.

Total operating expenses
Total operating expenses were $46.8 million for the year ended December 31, 2001 compared to $59.6 million for the year ended December 31, 2000, a decrease of $12.8 million or 21%. We recorded a provision for portfolio losses of $20.9 million in the year ended December 31, 2000 as a result of impairment of certain receivable portfolios. During the same period, we also recognized restructuring charges of $1.4 million. No such provision or restructuring charges were recorded for the year ended December 31, 2001. Salaries and employee benefits increased by $4.0 million or 17% to $27.4 million for the twelve months ended December 31, 2001 from $23.4 million for the twelve months ended December 31, 2000. Collector bonuses accounted for most of the increase reflecting the increase in our collections combined with a change in the compensation package for our collectors. In 2001, collector compensation was based on a three-month rolling average for incentive payments and, where appropriate, the base salary was increased. Previously, collectors were rewarded on a single month basis based on an individual’s collections in the previous month. The number of total personnel was 64 fewer as of December 31, 2001 as compared to the count at May 22, 2000, the date of the West Capital transaction which, the we believe, reflects efficiencies achieved through improved collection technologies and a higher quality work force.

Other operating expenses decreased approximately $0.5 million, or 8%, to $5.7 million from $6.2 million for the twelve months ended December 31, 2001 and 2000, respectively. Collection legal expense increased by $5.3 million to $5.4 million for the year ended December 31, 2001 from $0.1 million for the year ended December 31, 2000. This increase in collection legal expense reflects costs associated with the initiation of a new channel for collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. Amounts collected through this channel approximated $7.8 million for the year ended December 31, 2001. Postage expenses related to direct mail campaigns also generated an increase of approximately $0.6 million. These increases were offset by a decrease of $0.5 million in telephone expenses reflecting successful negotiation of a rate reduction.

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

As a result of increased portfolio purchases, a return to profitability and general industry trends, we perceive we are experiencing an increase in the number of collections related law suits filed against Midland Credit. While we do not have adequate data to quantify a trend, such an increase in litigation could lead to an increase in general and administrative expenses in future reporting periods. See Item 3 – Legal Proceedings.

Other income and expense
For the year ended December 31, 2001, total interest expense including fees and amortization of other loan costs was $10.9 million on average borrowings for the period of $64.2 million, resulting in an effective all-in interest rate of 17% for the period. The interest only portion of this total amounted to $4.6 million, for an effective interest cost of 7%. The balance reflects contingent interest through a sharing of the residual interest paid to the lender under our Secured Financing Facility. For the year ended December 31, 2000, total interest expense was $7.8 million on average borrowings of $50.3 million, reflecting an effective all-in interest rate of 16%. The interest only portion of this total amounted to $4.9 million, for an effective interest cost of 10%. The increase in total interest expense is due to increased note insurer premiums provided in the amendments to the Warehouse Facility and Securitization 99-1 financing agreements discussed in Note 4 to the consolidated financial statements, combined with the accrual for the sharing with the lender of residual collections under the Secured Financing Facility discussed in Note 6 to the consolidated financial statements totaling $2.4 million for the twelve months ended December 31, 2001, and partially offset by lower overall interest rates. Also during the year ended December 31, 2001, we recognized other income of $0.2 million that represents interest income and refunds for business taxes overpaid during 1999 and 2000. This compares to $0.1 million in other expenses for the year ended December 31, 2000 that was principally made up of losses on disposal of assets at the Company’s former Hutchinson, Kansas facility (see Note 3 to the consolidated financial statements), and partially offset by interest income.

Income taxes
For the year ended December 31, 2001, we recorded an income tax provision of $1.1 million, reflecting an effective rate of 12%, which represents the deferred tax impact of the decrease in the unrealized gain. See Notes 1 and 8 to the consolidated financial statements. For the year ended December 31, 2000, we recorded a benefit of $7.3 million, reflecting an effective rate of 24%. The provision for 2001 and the lower effective tax benefit for 2000 is a result of our recording a valuation reserve for our deferred tax assets because of the uncertainty of the recovery of the tax assets that have been recorded.

Net loss
The net loss for the twelve months ended December 31, 2001 was $10.9 million compared to a net loss of $23.7 million for the twelve months ended December 31, 2000.

Liquidity and Capital Resources

Liquidity
We incurred net losses totaling $23.7 million and $10.9 million for the years ended December 31, 2000 and 2001, respectively and, as a result, we had a stockholders’ deficit totaling $2.4 million at December 31, 2001. However, for the twelve months ended December 31, 2002, we realized net income of $13.8 million, which included the restoration of a $6.8 million net deferred tax asset (Note 8 to the consolidated financial statements), and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $19.5 million at December 31, 2002. At year end, we comply with all debt covenants with the exception of the maximum debt balance covenants relating to our Warehouse Facility and Securitization 99-1 financings (see Note 5 to the consolidated financial statements). We experienced positive cash flows from operations during 2001 of $8.9 million and 2002 of $24.7 million. We also achieved positive net income during all four quarters of 2002.

We believe that there is sufficient liquidity, given our expectation of continued positive cash flows from operations, the transactions that occurred in February of 2002 (see Note 2 to the consolidated financial statements), the availability under the Revolving Line of Credit (see Note 7 to the consolidated financial statements) and Secured Financing Facility (see Note 7 to the consolidated financial statements), to fund operations for at least the next 12 months. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, be able to renew our financing arrangements, and satisfy our covenants relating to debt financings.

Cash Flows and Expenditures

Year ended December 31, 2002 compared to December 31, 2001

We collected $148.8 million during the year ended December 31, 2002 from all portfolios, an increase of $65.8 million, or 79%, from the $83.1 million collected during 2001. Collections on owned portfolios increased by approximately $67.9 million or 97% from approximately $70.1 million during the year ended December 31, 2001 to approximately $138.0 million for the year ended December 31, 2002. The source of the improvement was approximately $79.7 million from the Secured Financing Facility portfolios. Offsetting this improvement was a $2.4 million reduction in collections on the 99-1 Securitization, a $1.0 million reduction in collections on the Warehouse Facility, a $1.5 million reduction from wholly owned portfolios, and a $6.7 million reduction in the 98-1 Securitization.

The $67.9 million increase in collections on owned portfolios is offset by approximately $2.5 million in lower collections related to serviced portfolios. During the year ended December 31, 2001 we collected approximately $13.0 million on serviced portfolios compared to approximately $10.5 million during the year ended December 31, 2002. In February of 2003, we returned all exhausted receivables to the owner of these portfolios; however, we have retained the servicing rights for receivables placed in the attorney network. As a result of this change, servicing fee income will decline in 2003.

We currently utilize various business channels for the collection of charged off credit cards and other receivables. During 2001 and 2002, we resumed purchasing charged off unsecured consumer loans and auto loan deficiencies. We purchased $0.4 million and $1.5 million in unsecured consumer loans in 2001 and 2002, respectively. Collections related to the unsecured consumer loans amounted to $0.1 million in 2001 and $2.9 million in 2002. We also purchased $0.4 million in auto loan deficiencies in December of 2002.

The following table summarizes the collections by collection channel (in thousands):

	2001	2002
Collection Sites	$64,160	$ 94,997
Legal collections	16,325	27,620
Sales	1,768	18,545
Other	798	7,646

Total collections for the year	$83,051	$148,808

Cash flow from operations improved $15.8 million from $8.9 million for the year ended December 31, 2001 to $24.7 million for the year ended December 31, 2002. First of all, this reflects the 79% growth in total gross collections of $65.8 million from 2001 to 2002. At the same time, we improved our ratio of total cash basis operating expenses and interest to total gross collections from 60% in 2001 to 44% in 2002. The combination of these two trends resulted in the cash from operations increasing from a 11% retention of gross collections in 2001 to a 17% retention in 2002.

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

We purchased $62.5 million in new receivables during the year ended December 31, 2002, up $23.5 million or 60% from the $39.0 million purchased during 2001. In addition, we recovered $51.2 million in collections against the cost basis of our portfolios and our investment in the retained interest in 2002; up $34.8 million from the 2001 recoveries of $16.4 million.

Capital expenditures for fixed assets and capital leases were $0.7 million for the year ended December 31, 2002 compared to $0.4 million for the year ended December 31, 2001. During the years ended December 31, 2002, and December 31, 2001, all purchases of capital expenditures were funded with internal cash flow.

Net cash used in financing activities was $14.2 million for the year ended December 31, 2002. This reflected $79.8 million in repayment of principal in 2002 under our existing portfolio financing facilities and was partially offset by borrowings of $62.2 million in 2002 used to fund new portfolio purchases. These compare to borrowings of $28.9 million in 2001 to fund new portfolios purchases and $14.4 million in repayment of principal in 2001 under our exisiting portfolio financing facilities.

In addition, $4.6 million was received from the proceeds from the sale of the Series A Senior Cumulative Participating Preferred Stock during 2002.

Year ended December 31, 2001 compared to December 31, 2000

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

During 2001 we resumed purchasing charged off unsecured consumer loans, purchasing some $0.4 million in unsecured consumer loans in 2001. Collections related to the unsecured consumer loans amounted to $0.1 million in 2001.

The following table summarizes the collections by collection channel (in thousands):

	2000	2001

Collection Sites	$ 61,546	$ 64,160
Legal collections	2,655	16,325
Sales	1,916	1,768
Other	–	798

Total collections for the year	$ 66,117	$ 83,051

Cash flow from operations improved $24.7 million from net cash of $15.8 million used in operations for the year ended December 31, 2000 to net cash of $8.9 million provided by operations for the year ended December 31, 2001. First of all, this reflects the 26% growth in total gross collections of $16.9 million from 2000 to 2001. At the same time, we shifted our collections strategy to wholly-owned portfolios while concurrently reducing the amounts collected on behalf of third parties by $16.2 million from 2000 to 2001. Also, we began to improve our ratio of total cash retained after operating expenses and interest to total gross collections from 69% in 2000 to 60% in 2001. The combination of these three trends resulted in the cash from operations increasing from spending 24% more than gross collections in 2000 to a 11% retention of gross collections in 2001.

In 2001, we began to increase the volume of our purchases. During most of 2000, we did not have access to a financing facility to purchase new portfolios. On December 20, 2000, MRC entered into a $75 million secured financing facility which was utilized to fund the 2001 purchases. We purchased $39.0 million in new receivables during the year ended December 31, 2001, up $34.6 million or 786% from the $4.4 million purchased during 2000. In addition, we recovered $16.4 million in collections against the cost basis of our portfolios in 2001; up slightly from the $15.9 million of recoveries against the cost basis of our portfolios in 2000.

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

Net cash provided by financing activities was $13.4 million for the year ended December 31, 2001, which included the repayment of financings under existing facilities of $15.4 million, offset by borrowings of $28.9 million used to fund new portfolio purchases. For the twelve months ended December 31, 2000, net cash provided by financing activities was $4.0 million which is the excess of the proceeds of $66.4 million over the $59.6 million in debt financings and $1.9 million in capitalized loan costs related to the financings.

Capital Resources

Revolving Line of Credit
We entered into the Sixth Amended and Restated Promissory Note effective March 22, 2002 to renew our revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2003. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. Triarc has a $15.0 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Such deposit under the guarantees of the revolving credit borrowings is subject to set off under certain circumstances if the parties to the guarantees of the revolving credit borrowings and related agreements fail to perform their obligations there under. As of March 25, 2003, there is $1.9 million outstanding under the line of credit. The lender has agreed in principle to extend the maturity date of the line of credit at a reduced principal amount of $5 million through April 15, 2004. Such reduced line of credit would continue to be guaranteed by the directors, stockholders and affiliates referred to above. In connection with such guarantee, an aggregate fee of up to $75,000 per quarter would be paid to all or some of such parties. At December 31, 2001 and 2002, we had available unused lines of credit in the amount of $0.3 million and $11.1 million, respectively.

Secured Financing Facility
On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share remaining cash flows from the receivable portfolios, net of servicing fees. As of December 31, 2002, from the inception of the Secured Financing Facility, the Company purchased portfolios with a face value of $4.2 billion at a price of approximately $100.0 million. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company. In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments, all of which are exercisable as of December 31, 2002.

Securitizations
As a result of the 1998 Securitization transaction, we recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. At the time of the transaction, we recorded the retained interest at an allocated basis in the amount of $15.8 million based on its relative fair value. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying consolidated statements of stockholders’ equity (deficit). The deferred income taxes associated with the unrealized gain were $0.8 million and $0.2 million as of December 31, 2001 and 2002, respectively. The unrealized gain is recalculated on a quarterly basis with the change recorded within the consolidated statements of stockholders’ equity (deficit). The income accrued on the retained interest was $9.8 million and $5.7 million for 2001 and 2002 respectively. Since repaying the note in September 2000, we have retained all collections of the underlying securitized receivables thereby reducing the retained interest balance as collections thereon are in excess of income accrued.

On March 31, 1999, Encore, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35 million securitized receivables acquisition facility (the “Warehouse Facility”), structured as a term loan with a final payment date of December 15, 2004. As of December 31, 2002, the balance outstanding under this facility amounts to $5.6 million (see Note 7 to the consolidated financial statements). The facility accrues interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) totaling 2.67% per annum at December 31, 2002.

On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Encore, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $6.6 million at December 31, 2002 (see Note 7 to the consolidated financial statements). The Warehouse facility and Securitization 99-1 are collateralized and cross-collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $13.3 and $5.4 million and cash reserve and collection accounts of $2.2 million and $2.3 million at December 31, 2001 and 2002, respectively, and are insured through a financial guaranty insurance policy. The insurance policy requires the payment of base premium on a monthly basis and an additional premium, which is due at the debt maturity. The deferred premium totaled $1.3 million and $1.8 million at December 31, 2001 and 2002, respectively, which has been reflected in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The Warehouse Facility and Securitization 99-1 have been accounted for as financing transactions.

Effective September 30, 2002, we entered into amendments to both the Warehouse facility and Securitization 99-1 agreements. As amended, these agreements provide, among other things, that the we must (i) maintain on a consolidated basis a minimum net worth of $5.0 million, (ii) be reappointed as servicer by the note insurer every six months subsequent to April 30, 2003, and (iii) adhere to a maximum debt balance covenant which compares the actual note balances to an agreed upon schedule at the end of each six-month interval. If the actual balances were to exceed the agreed upon amounts, this would constitute an event of servicer default and could result in our removal as servicer. As of December 31, 2002, we were not in compliance with the maximum debt balance covenant, and as required under the agreement, lowered its servicing fee from 35% to 30%.

Income related to the Warehouse facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the our consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

Senior Notes
In January 2000, we obtained additional financing through the issuance of $10.0 million principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, we issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semiannual interest payments on January 15 and July 15; however, during the first two years the notes were outstanding, interest was paid-in-kind through issuance of additional 12% Senior Notes. On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 2 to the consolidated financial statements). In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The net gain on debt forgiveness totaling $4.7 million was reflected as an adjustment to stockholders equity. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The Senior Notes now bear interest at 6% per annum until July 15, 2003, and 8% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. The Senior Notes require semi-annual interest payments on January 15 and July 15. At our option, interest due through July 2003 may be repaid with Payment-in-Kind Notes. Such notes would accrue interest at 6% per annum through July 15, 2003 and 8% per annum thereafter and would be due July 15, 2005. We elected to make the first two payments in cash.

Preferred Stock
On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of our common stock on a collective basis. In a related transaction, one of our principal lenders, ING Capital LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The debt forgiveness was recorded net of the debt discount related to the warrants cancelled and deferred loan costs totaling $0.7 million in the aggregate. The effect of the debt forgiveness was recorded by the Company as a capital contribution since it was facilitated by various equity holders of the Company through their relationship with the lender resulting from prior investment banking and financial advisory services rendered to such equity holders by the lender and its affiliates. These two transactions increased our net worth by $9.3 million. The preferred class is entitled to dividends and other significant rights and privileges (see Note 2 to the consolidated financial statements).

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2002 (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total

Capital lease obligations	$275	$69	$–	$–	$–	$–	$344
Operating leases	786	877	390	390	390	292	3,125
Employment agreements	975	406	–	–	–	–	1,381
Debt - fixed principal payments	3,933	–	–	–	7,250	–	11,183
Debt - variable principal payments	24,308	12,940	–	–	–	–	37,248

Total contractual cash obligations	$30,277	$14,292	$390	$390	$7,640	$292	$53,281

This table does not include future interest or future contingent interest payments. For additional information on our debt and lease commitments see Notes 7 and 9 to the consolidated financial statements.

Inflation
We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2000, 2001 and 2002 since inflation rates generally remained at relatively low levels.

Critical Accounting Policies
Investment in receivable portfolios We account for our investment in receivable portfolios on the "accrual basis" or "cost recovery method" of accounting in accordance with the provisions of the AICPA's Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans". Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool's contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition.

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

We monitor impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio's carrying value. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings whenever it is determined that the investment in a receivable portfolio is greater than the estimate of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, we account for those portfolios on the cost recovery method. We recorded impairment charges of approximately $20.9 million and $1.0 million against the carrying value of the portfolios in 2000 and 2002, respectively (see Note 4 to the consolidated financial statements). No provision for losses was recorded during the year ended December 31, 2001.

In 2000, we determined that twenty-two of our receivable portfolios acquired during 1999 and 2000 were impaired and recorded related impairment charges of $20.9 million against the carrying value of those portfolios. Effective July 1, 2001, all portfolios that were previously impaired and that still had carrying values were returned to accrual status. Effective October 1, 2001, one of the portfolios returned to accrual status retroactive to July 1, 2001 and an additional seven portfolios, with carrying values aggregating $1.5 million at December 31, 2001, were changed to the cost recovery method as we deemed the pattern of collections to be unpredictable, making it not feasible to reasonably estimate the amount and timing of future collections. Effective June 2002, one portfolio and effective December 2002, another portfolio were changed to the cost recovery method for the same reasons discussed above. For the year ended December 31, 2002, $2.7 million of income was recognized for those portfolios returned to accrual status.

In 2002, we determined that three of our receivable portfolios acquired during 1999 and 2000 were impaired and recorded related impairment charges of $1.0 million against the carrying value of these portfolios.

For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the years ended December 31, 2000, 2001 and 2002, approximately $3.7 million, $5.3 million and $4.3 million, respectively, was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered.

During 2002, we initiated whole portfolio sales. The net gain from this initiative totaled $0.7 million, which is reflected in Income from Receivable Portfolios.

Contingent interest. Under the terms of our Secured Financing Facility, once the notes are repaid for each purchased portfolio and we have been repaid our investment, the Company and the lender share remaining cash flows from the receivable portfolios, net of the servicing fees (“Contingent Interest”). We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of our estimated future profit sharing obligation as Contingent Interest expense. During the years ended December 31, 2001 and December 31, 2002, we recorded $2.1 million and $13.0 million, respectively, in Contingent Interest expense relating to the remaining cash flow sharing agreement. Our accrued profit sharing arrangement related to the Contingent Interest was $2.4 million and $11.2 million as of December 31, 2001 and December 31, 2002, respectively (see Note 7 to the consolidated financial statements).

Deferred court costs. We contract with an association of attorneys (the “Network”) that acts as a clearinghouse to place accounts for collection with attorneys in most of the 50 states. We generally refer charged-off accounts to the Network where we believe the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with our agreement with the Network, we advance certain out-of-pocket court costs (“Deferred Court Costs”). We capitalize these costs in our consolidated financial statements and provide a reserve for those costs that we believe will be ultimately uncollectible. Deferred Court Costs, net of the valuation reserves, were $1.2 million as of December 31, 2001 and December 31, 2002.

Net deferred tax asset. We use the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2001, we continued to believe that substantial uncertainty existed with respect to the future utilization of net operating losses and other deferred tax assets; therefore, we provided a valuation allowance relating to such items arising in 2001. For the year ended December 31, 2001, the net deferred tax assets were zero after the application of the valuation allowance. For the year ended December 31, 2002, we determined that the utilization of net operating loses and other deferred tax assets were more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current net tax benefit in the amount of $6.8 million in the fourth quarter of 2002 (see Note 8 to the consolidated financial statements).

New Accounting Pronouncements

In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation.” The adoption of FIN 44 did not have a material impact on our consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. Our adoption of SFAS No. 141 did not have a material impact on our consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets,” which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Our adoption of SFAS No. 142 did not have a material impact on our consolidated financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The statement is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long-Lived Assets,” which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard was effective for the Company’s consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinded three previously issued statements and amended SFAS No. 13, “Accounting for Leases.” The statement provides reporting standards for debt extinguishments and provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions. The statement is effective for certain lease transactions occurring after May 15, 2002 and all other provisions of the statement shall be effective for financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 did not have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which updates accounting and reporting standards for personnel and operational restructurings. We will be required to adopt SFAS No. 146 for exit, disposal or other restructuring activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The adoption of FIN 45 did not have a material impact on our consolidated finacial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. We currently do not intend to adopt SFAS No. 123 and accordingly we do not expect the implementation of SFAS No. 148 to have a material effect on the our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The adoption of FIN 46 did not have a material impact on our consolidated financial position or results of operations.

Special Note on Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, included or incorporated into this Form 10-K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

We have reached an agreement in principle with the lender of our revolving credit facility based on the commitment of Triarc and certain other investors to provide an unconditional guaranty of up to $5.0 million to support the renewal of our line of credit through April 15, 2004. Nonetheless, there can be no assurance that we will be able to extend it in the future or that we can repay borrowings under the facility if we are unable to renew such line.

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

In addition, our ability to recover on our receivables and produce sufficient returns can be negatively impacted by the quality of the purchased receivables. In the portfolios we purchase from sellers certain receivables fail to comply with certain terms of the purchase agreements, and in the normal course of our business, we return these receivables to the sellers. Ineligible accounts that we have been unable to return to the sellers will yield a lower return than conforming accounts. Lower collections from those ineligible accounts may result in the inability of Encore to meet certain collection requirements in the Securitization 99-1 financing or the Warehouse Facility. We pursue all remedies available to us when we receive ineligible accounts, including the litigation that we commenced with MBNA. The settlement from the MBNA litigation, net of attorney fees and other related costs, will be paid to the noteholders of the Securitization 99-1 financing and the Warehouse Facility. . (See Note 16 to the consolidated financial statements.) See “Risk Factors – We may not be able to continue to satisfy the restrictive covenants in our debt agreements” for a discussion of the effect of a failure by us to satisfy our covenants in the debt agreements.

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

Any of these consequences could have a material adverse impact on our operations, profitability, and on our stock price. As of February 28, 2003, we were in default under the maximum debt balance covenants of the Warehouse Facility and Securitization 99-1 financing. The lender has not waived this default and there can be no assurance that we will not experience additional defaults in the future or that we will be able to obtain waivers of this or any other defaults.

We could lose our servicing rights, which could cause us to reduce our operations and could limit our ability to obtain additional financing

We service the receivables in our 99-1 Securitization financing, our Warehouse Facility, and our Secured Financing Facility arrangement. Under our Securitization 99-1 and Warehouse Facility, as amended, we must be reappointed as servicer every six months. If we lose our rights to service these or other receivables, our cash flow would be reduced, and we could be forced to curtail our remaining operations. We could lose the right to service receivables for a variety of reasons including:

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

Future losses could impair our ability to raise capital or borrow money, as well as affect our stock price

Although we achieved profitability in 2002, we recorded a loss of approximately $10.9 million for the year ended December 31, 2001. If we have additional losses, it may become more difficult to raise additional capital or borrow money as needed, which can adversely affect our stock price. Additional losses could also result in a default of certain of our financial covenants in our financing and servicing documents. Our recent operating results also reflect our costs in connection with the expansion of our business. We cannot give any assurances that our operating results will improve in future periods.

We may not be able to identify and acquire enough receivables to operate profitably and efficiently

To operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate cash collections and the related income that exceed our costs. Because fixed costs, such as certain personnel salaries and lease or other facilities costs, constitute a significant portion of our overhead, if we do not continually replace the receivable portfolios we service with additional receivable portfolios or collect sufficient amounts on receivables owned or serviced by us, we may be required to reduce the number of employees in our collection operations. These practices could lead to:

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

We may not be able to purchase receivables at sufficiently favorable prices or on sufficiently favorable terms for us to be successful

Our long-term success depends upon the continued availability of receivables for purchase that meet our requirements and our ability to finance such purchases. The availability of receivable portfolios at favorable prices and on favorable terms depends on a number of factors outside of our control, including the continuation of the current growth and charge-off trends in consumer debt and sales of receivable portfolios by originating institutions, as well as competitive factors affecting potential purchasers and sellers of receivables. In this regard, we compete with other purchasers of defaulted consumer receivables and with third-party collection agencies, and are affected by financial services companies that manage their own defaulted consumer receivables. Some of our competitors have greater capital resources than we do. The possible entry of new competitors, including competitors that historically have focused on the acquisition of different asset types and the expected increase in competition from current market participants may reduce our access to receivables. In addition, aggressive pricing by competitors could raise the price of receivable portfolios above levels that we are willing to pay.

We may not be able to manage our growth or obtain the resources necessary to achieve additional growth

Expanding the operations places great demands on our management, employees and financial resources. We cannot give assurances that we will be able to manage our expanded operations effectively or obtain adequate resources to cover our increased expenses. If we are able to do so, we intend to continue our growth, which will place additional demands on our resources. To continue to grow, we will need to continue to enhance our operational and financial systems and increase our management, employee and financial resources.

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

We use estimates in our accounting and we would have to charge our earnings if actual results were less than estimated

In accounting for our receivable portfolios, we recognize revenue in accordance with AICPA Practice Bulletin No. 6. We determine revenues based on actual and anticipated cash collections projected by our proprietary statistical models. The actual amount recovered by us on portfolios may differ from our projections. If the future cash flows were insufficient to recover the carrying value of the portfolio, we would then recognize a charge to earnings in the amount of such shortfall.

For our 1998 Securitization, we have the right to all remaining future collections. This Securitization was structured as a sale for accounting purposes and we account for this right to future collections at fair value, which we determine, based on the present value of anticipated cash collections. Actual recoveries on these receivables may be less than or slower than expected. If we determine that the fair value of our right to future collections is less than its value on our books, we would recognize a charge to earnings in the amount of the difference.

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

Our recoveries may decrease during the current weak economic cycle

The U.S. economy in 2002 and 2003 to date was generally weak and many economic factors were unfavorable. In addition, we are unable to determine the impact of war on the economy and our business. We cannot assure you that our collection experience will not worsen in this weak economic cycle. If our actual collection experience with respect to a receivable portfolio is significantly lower than we projected when we purchased the portfolio, our consolidated financial condition and results of operations could deteriorate.

We could lose a member of our senior management team, which could negatively affect our operations

The loss of the services of one or more of our executive officers or key employees could disrupt our operations. Although we have employment agreements with two of our senior executives, there can be no assurances that these agreements will assure the continued services of these officers. Nor can we assure you that the non-competition provisions will be enforceable.

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

We may be limited in the use of our future net operating loss carryforwards

The Company has Federal net operating loss carryforwards of approximately $14.1 million as of December 31, 2002. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be realized. This could materially affect our ability to realize some or all of our net deferred tax asset of $6.8 million that we carry on our consolidated balance sheet as of December 31, 2002.

Risks of Litigation

We operate in an extremely litigious climate and may be named as defendants in litigation. Defending a lawsuit, regardless of its merit, could be costly and could divert management’s attention from the operation of our business. In addition, the costs of insurance continue to increase significantly, and policy deductibles have increased also. All of these factors may result in a deterioration of our consolidated financial condition and results of operations.

Your Ownership Interest in the Company Will Be Diluted Upon Issuance of Shares We Have Reserved for Future Issuance

On March 25, 2003, 7,411,132 shares of our common stock were outstanding, and 13,556,663 additional shares of our common stock were reserved for issuance. The issuance of these additional shares will reduce your percentage ownership in the Company.

The following shares were reserved for issuance as of March 25, 2003:

  10,000,000 shares reserved for issuance upon conversion of the Company's Series A Senior Cumulative Participating Convertible Preferred Stock (plus additional shares pursuant to the antidilution provisions of such Preferred Stock);
  2,600,000 shares reserved for issuance upon the exercise of options granted or available for grant to employees, officers, directors and consultants under the Company's equity participation plan;
  335,087 shares reserved for issuance upon exercise of warrants issued to in connection with the issuance of the Company's Senior notes (plus additional shares pursuant to the antidilution provisions of the warrants), which are exercisable in whole or in part through January 12, 2005; and
  621,576 shares of common stock reserved for issuance upon exercise of a warrant issued in connection with the Secured Financing Facility (plus additional shares pursuant to the antidilution provisions of the warrant), which are exercisable in whole or in part through December 28, 2005.

The existence of these reserved shares coupled with other factors, such as the relatively small public float, could adversely affect prevailing market prices for our common stock and our ability to raise capital through an offering of equity securities.

The Amount Owed to our Preferred Stockholders Increases as the Value of the Company Increases and Such Amount Would Get Paid Before Common Stockholders in the Event of Liquidation or Sale of the Company

The Series A Preferred Stock ranks senior to the common stock and any other junior securities with respect to the payment of dividends and distributions in certain circumstances. In the event of a Liquidation Event or Sale Transaction (as those terms are defined in the Certificate of Designation for the Series A Preferred Stock), holders of the Series A Preferred Stock would be entitled to receive a liquidation preference, a participation payment and any accrued but unpaid dividends before any amounts became available to the common stockholders. In the event of a Liquidation Event or Sale Transaction, there can be no assurances that any amounts would be available to the common stockholders after payment of such amounts. Additionally, the Company has the right to redeem the Series A Preferred Stock under certain conditions upon payment of the liquidation preference and participation payment.

As of December 31, 2002, the value of the liquidation preference was $5,000,000 and the value of the participation payment was $11,000,000. The participation payment is variable and will increase if the value of the Company’s common stock increases. See Note 2 to the consolidated financial statements.

Index

Item 7A - Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2002, we had total variable rate borrowings of $34.5 million, which consisted of our Revolving Line of Credit in the amount of $3.9 million, our Warehouse Facility in the amount of $5.6 million, and our Secured Financing Facility in the amount of $25.0 million (see Note 7 to the consolidated financial statements).

Changes in short-term interest rates also affect our earnings as a result of our borrowings under bank borrowing agreements. If the market interest rates for line of credit and other variable rate agreements increase at an average of 10%, interest expense would increase, and income before income taxes would decrease by approximately $0.2 million, on an annualized basis, based on the amount of related outstanding borrowings as of December 31, 2002 of $34.5 million. Conversely, if market interest rates decreased an average of 10%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.2 million, on an annualized basis, based on borrowings as of December 31, 2002.

Index

Item 8 - Consolidated Financial Statements

Encore Capital Group, Inc.

Consolidated Financial Statements

Years ended December 31, 2000, 2001 and 2002

Index

Report of Independent Auditors

The Board of Directors and Stockholders
Encore Capital Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc., previously known as MCM Capital Group, Inc., and its subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Capital Group, Inc. and its subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Costa Mesa, California
February 18, 2003, except
for Note 16 as to which the
date is March 25, 2003

Index

Report of Independent Auditors

The Board of Directors and Stockholders
Encore Capital Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Encore Captial Group, Inc., (formerly known as MCM Capital Group, Inc.) and its subsidiaries (the “Company”) for year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Encore Capital Group, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 2, 2001

Index

Encore Capital Group, Inc.

Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31
	2001	2002
Assets
Cash	$ 1,412	$ 752
Restricted cash (Note 1)	3,053	3,105
Investment in receivable portfolios, net (Notes 4 and 5)	47,001	64,168
Retained interest in securitized receivables (Note 5)	17,926	8,256
Property and equipment, net (Note 6)	5,244	3,541
Deferred tax assets, net (Note 8)	–	6,813
Other assets	3,075	3,339

Total assets	$ 77,711	$ 89,974
Liabilities and stockholders' equity (deficit)
Accounts payable and accrued liabilities (Notes 7)	$ 7,240	$ 10,688
Accrued profit sharing arrangement (Notes 7)	2,378	11,180
Income tax payable (Notes 8)	–	531
Notes payable and other borrowings (Note 7)	69,215	47,689
Capital lease obligations (Note 9)	1,236	344

Total liabilities	80,069	70,432

Commitments and contingencies (Notes 9, 11, 14 and 16)

Stockholders' equity (deficit) (Notes 2, 5, 10, 12, and 13):
Preferred stock, $.01 par value, 5,000 shares authorized, zero shares and 1,000 shares issued and outstanding at
December 31, 2001 and December 31, 2002 respectively
(Liquidation value of $16,000 at December 31, 2002)	–	10
Common stock, $.01 par value, 50,000 shares authorized, and
7,161 shares issued and 7,411 shares issued and outstanding at
December 31, 2001 and December 31, 2002, respectively	72	74
Additional paid-in capital	22,111	31,479
Accumulated deficit	(25,737)	(12,388)
Accumulated other comprehensive income	1,196	367

Total stockholders' equity (deficit)	(2,358)	19,542

Total liabilities and stockholders' equity (deficit)	$ 77,711	$ 89,974

See accompanying notes to consolidated financial statements.

Index

Encore Capital Group, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2000	2001	2002
Revenues:
Income from receivable portfolios	$15,434	$32,581	$80,961
Income from retained interest	11,679	9,806	5,707
Servicing fees and other related income	9,447	5,458	3,712

Total revenues	36,560	47,845	90,380

Operating expenses:
Salaries and employee benefits	23,423	27,428	35,137
Other operating expenses	6,211	5,708	7,934
Collection legal costs	129	5,457	11,028
General and administrative expense	5,458	5,750	6,314
Restructuring charges (Note 3)	1,388	–	–
Provision for portfolio losses (Note 4)	20,886	–	1,049
Depreciation and amortization (Note 6)	2,154	2,481	2,453

Total operating expenses	59,649	46,824	63,915

Income (loss) before other income (expense)
and income taxes	(23,089)	1,021	26,465
Other income (expense):
Interest expense (Notes 7 and 9)	(7,829)	(10,945)	(18,592)
Other income (expense)	(69)	208	213

Total other expense	(7,898)	(10,737)	(18,379)

Income (loss) before income taxes	(30,987)	(9,716)	8,086
Provision for (benefit from) income
taxes (Note 8)	(7,257)	1,149	(5,703)

Net Income (loss)	(23,730)	(10,865)	13,789

Other comprehensive income (loss):
Increase in unrealized gain on non-qualified
deferred compensation plan assets	–	–	39
Decrease in unrealized gain on retained
interest in securitized receivables, net of
tax	(1,400)	(1,725)	(868)

Comprehensive income (loss)	$(25,130)	$(12,590)	$12,960

Earnings (loss) per share - Basic (Note 13)	$(3.20)	$(1.52)	$1.82

Earnings (loss) per share - Diluted (Note 13)	$(3.20)	$(1.52)	$0.84

Shares used for computation (in thousands):
Basic (Note 13)	7,421	7,161	7,339

Diluted (Note 13)	7,421	7,161	16,459

See accompanying notes to consolidated financial statements.

Index

Encore Capital Group, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
(In Thousands)

								Retained	Accumulated
	Common Stock		Treasury	Stock	Preferred	Stock	Additional	Earnings	Other
							Paid-In	(Accumulated	Comprehensive
	Shares	Par	Shares	Cost	Shares	Cost	Capital	Deficit)	Income	Total

Balance at December 31, 1999	7,191	$72	–	$–	–	$–	$19,777	$8,858	$4,321	$33,028
Net loss	–	–	–	–	–	–	–	(23,730)	–	(23,730)
Other comprehensive loss - unrealized
loss (Note 5)	–	–	–	–	–	–	–	–	(1,400)	(1,400)
Issuance of common stock warrants
(Note 10)	–	–	–	–	–	–	1,634	–	–	1,634
Treasury Stock	–	–	430	(128)	–	–	–	–	–	(128)
Issuance of common stock (Note 3)	400	4	–	–	–	–	671	–	–	675

Balance at December 31, 2000	7,591	76	430	(128)	–	–	22,082	(14,872)	2,921	10,079
Net loss	–	–	–	–	–	–	–	(10,865)	–	(10,865)
Other comprehensive loss - unrealized
loss (Note 5)	–	–	–	–	–	–	–	–	(1,725)	(1,725)
Issuance of common stock warrants
(Note 10)	–	–	–	–	–	–	153	–	–	153
Treasury stock cancellation	(430)	(4)	(430)	128	–	–	(124)	–	–	–

Balance at December 31, 2001	7,161	72	–	–	–	–	22,111	(25,737)	1,196	(2,358)
Net Income	–	–	–	–	–	–	–	13,789	–	13,789
Other comprehensive loss - unrealized
loss (Note 5)	–	–	–	–	–	–	–	–	(829)	(829)
Net proceeds from issuance of
Preferred Stock (Note 2)	–	–	–	–	1,000	10	4,578	–	–	4,588
Preferred dividends		–	–	–	–	–	–	(440)	–	(440)
Forgiveness of debt, net (Note 2)	–	–	–	–	–	–	4,665	–	–	4,665
Issuance of common stock warrants
(Note 10)	–	–	–	–	–	–	125	–	–	125
Exercise of common stock warrants
(Note 10)	250	2	–	–	–	–	–	–	–	2

Balance at December 31, 2002	7,411	$74	–	$–	1,000	$10	$31,479	$(12,388)	$367	$19,542

See accompanying notes to consolidated financial statements.

Index

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,
	2000	2001	2002
Operating activities
Gross Collections	$66,117	$83,051	$148,808
Less:
Amounts collected on behalf of third parties	(29,083)	(12,963)	(10,494)
Amounts applied to principal on receivable
portfolios	(15,918)	(16,398)	(43,423)
Amounts applied to principal of securitization 98-1	–	–	(7,808)
Servicing fees	8,017	5,398	3,712
Operating Expenses
Salaries and employee benefits	(22,649)	(27,315)	(32,909)
Other operating expenses	(10,841)	(6,096)	(7,228)
Collection legal costs	(129)	(5,457)	(11,028)
General and administrative	(5,380)	(6,162)	(6,707)
Restructuring charges	(1,388)	–	–
Interest payments	(5,207)	(4,817)	(8,392)
Other income and expense	159	197	211
(Increase) decrease in restricted cash	471	(585)	(52)

Net cash provided by (used in) operating activities	(15,831)	8,853	24,690

Investing activities
Purchases of receivable portfolios	(4,433)	(39,030)	(62,525)
Collections applied to principal of receivable portfolios	15,918	16,398	43,423
Collections applied to principal of securitization 98-1	–	–	7,808
Proceeds from put-backs of receivable portfolios	706	1,150	882
Cash acquired in acquisition of assets from West Capital	10	–	–
Proceeds from the sale of property and equipment	984	137	3
Purchases of property and equipment	(786)	(428)	(749)

Net cash provided by (used in) investing activities	12,399	(21,773)	(11,158)

Financing activities
Proceeds from notes payable and other borrowings	66,361	28,936	62,183
Repayment of notes payable and other borrowings	(59,607)	(14,440)	(79,669)
Capitalized loan costs relating to financing arrangement	(1,893)	(55)	(154)
Proceeds from exercise of common stock warrants	–	–	2
Proceeds from sale of preferred stock	–	–	4,588
Payment of preferred dividend	–	–	(250)
Purchase of treasury stock	(128)	–	–
Repayment of capital lease obligations	(765)	(997)	(892)

Net cash provided by (used in) financing activities	3,968	13,444	(14,192)

Net increase (decrease) in cash	536	524	(660)
Cash, beginning of year	352	888	1,412

Cash, end of year	$888	$1,412	$752

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows (continued)

Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities
(In Thousands)

	Years ended December 31
	2000	2001	2002
Net income (loss)	$(23,730)	$(10,865)	$13,789
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,154	2,481	2,452
Amortization of loan costs	1,145	1,457	661
Amortization of debt discount	94	146	112
(Gain) loss on sales of property and equipment	227	(11)	–
Deferred income tax expense (benefit)	(6,839)	1,149	(6,234)
Increase (decrease) in income on retained interest	(3,394)	10,816	414
Increase in income on receivable portfolios	–	450	–
Amortization of servicing liability	(1,430)	–	–
Write-off of basis of settled portfolios	427	–	–
Provision for portfolio losses	20,886	–	1,049
Changes in operating assets and liabilities
(Increase) decrease in service fee receivable	379	–	–
(Increase) decrease in restricted cash	471	(585)	(52)
(Increase) decrease in other assets	24	(1,593)	(783)
Note payable issued in lieu of interest payment	613	1,308	–
Settlement of amount payable under receivable
purchase contract	(2,323)	–	–
Increase (decrease) in accounts payable and
accrued liabilities	(4,535)	4,100	13,282

Net cash provided by (used in) operating activities	$(15,831)	$8,853	$24,690

Supplemental schedules of non-cash investing activities:
Property and equipment acquired under capital leases	$1,737	$–	$–

Supplemental schedules of non-cash financing activities:
Issuance of common stock warrants in connection with
debt agreements	$1,634	$153	$125

Recordation of equity in connection with debt forgiveness	$–	$–	$4,665

Issuance of common stock in connection with the
Acquisition of certain assets of West Capital
Fair value of assets acquired	$2,419	$–	$–
Fair value of liabilities assumed	(1,744)	–	–

Common stock issued	$675	$–	$–

See accompanying notes to consolidated financial statements.

Index

1. Significant Accounting Policies

Ownership and Description of Business
Encore Capital Group, Inc. (“Encore” or the “Company”), previously known as MCM Capital Group, Inc., is a financial services company specializing in the purchase, collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation, Midland Receivables 99-1 Corporation, Midland Acquisition Corporation, and MRC Receivables Corporation (“MRC”) (collectively referred to herein as the “Company”). Encore also has a wholly-owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated (Note 5). The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (Note 7).

Liquidity
The Company incurred net losses totaling $23.7 and $10.9 million for the years ended December 31, 2000 and 2001, respectively. The Company also had a stockholders’ deficit totaling $2.4 million at December 31, 2001. For the twelve months ended December 31, 2002, the Company realized net income of $13.8 million, which included the restoration of a net deferred tax asset in the amount of $6.8 million (Note 8), and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $19.5 million at December 31, 2002. The Company complied with all debt covenants with the exception of the maximum debt balance covenants relating to its Warehouse Facility and Securitization 99-1 financings (see Note 5). The Company experienced positive cash flows from operations during 2001 and 2002, and achieved positive net income during all four quarters of 2002. The Company believes that there is sufficient liquidity, given its expectation of positive cash flows from operations, the transactions that occurred in February of 2002 (see Note 2), the availability under the Revolving Line of Credit (see Note 7) and Secured Financing Facility (see Note 7), to fund operations for at least the next 12 months. However, there can be no assurances that the Company will successfully sustain profitable operations, continue to generate positive cash flow from operations, and satisfy its covenants relating to debt financings.

Restricted Cash
Restricted cash represents cash reserve accounts pledged to the Warehouse Securitization and Securitization 99-1, and undistributed collections held on behalf of trustees and principals (see Notes 5 and 14).

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

The Company monitors impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provisions for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the estimate of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, the Company accounts for those portfolios on the cost recovery method. The Company recorded impairment charges of approximately $20.9 million and $1.0 million against the carrying value of the portfolios in 2000 and 2002, respectively (see Note 4). No provision for losses was recorded during the year ended December 31, 2001.

Securitization Accounting
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

Retained Interest in Securitized Receivables
In 2000, the Company’s investment in retained interest in securitized receivables was treated as a debt security similar to an available-for-sale security and was carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 125. This original cost basis was adjusted to fair value, which was based on the discounted anticipated future cash flows on a “cash out” basis, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method was used to project cash collections to be received only after all amounts owed to investors had been remitted.

Income on the retained interest was accrued based on the effective interest rate applied to its original cost basis, adjusted for accrued interest and principal paydowns. The effective interest rate was the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for the underlying pool of securitized receivables.

In January 2001, the Emerging Issues Task Force reached a consensus on EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 requires companies to account for all changes in forecasted revenues for retained beneficial interests prospectively through a change in the effective interest rate. The Company adopted EITF 99-20 on its effective date, April 1, 2001. Pursuant to EITF 99-20, the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts and decreased by actual cash collections. The retained interest is estimated to yield a monthly return based on estimated net cash flows derived from historical cash flows. The unrealized gain reflected as a component of stockholders’ equity net of tax is recognized in income utilizing the effective interest method (See Note 5).

The Company monitors impairment of the retained interest based on discounted anticipated future cash flows of the underlying receivables compared to the original cost basis of the retained interest, adjusted for unpaid accrued interest and principal paydowns. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The retained interest is evaluated for impairment by management quarterly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses are charged to earnings when it is determined that the retained interest’s original cost basis, adjusted for unpaid accrued interest and principal paydowns, is greater than the present value of expected future cash flows. No provision for impairments on the retained interest were recorded in 2000, 2001 or 2002.

The retained interest is held by Midland Credit and the related receivable portfolios are held by a wholly-owned, bankruptcy remote, special purpose subsidiary of the Company, Midland Receivables 98-1 Corporation. As a result, the value of the retained interest, and its associated cash flows, would not be available to satisfy claims of general creditors of the Company.

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

Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities (see Note 8).

Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation. In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options (see Note 12).

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

Investment in receivable portfolios: The fair value is estimated based on recent acquisitions of similar receivable portfolios or discounted expected future cash flows in those cases where the amounts and timing of projected future cash flows are determined to be reasonably estimable. The discount rate is based on a rate of return, adjusted for specific risk factors, that would be expected by an unrelated investor in a similar stream of cash flows. The fair value of the Company’s investments in receivable portfolios is estimated to be $49.4 million and $79.6 million versus a carrying value of $47.0 million and $64.2 million at December 31, 2001 and 2002, respectively.

Retained interest in securitized receivables: Fair value is estimated by discounting anticipated future cash flows using a discount rate based on specific risk factors. The fair value of the Company’s investment in retained interest in securitized receivables is estimated to be $19.0 million and $9.4 million versus a carrying value of $17.9 million and $8.3 million at December 31, 2001 and 2002, respectively.

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

Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from receivable portfolios owned and those underlying the Company’s retained interest. Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 7) and the realizability of the Company’s net deferred tax assets (see Note 8). Actual results are likely to materially differ from these estimates, making it reasonably possible that a material change in these estimates could occur within one year.

Concentrations of Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Earnings and Loss Per Share
Earnings and Loss per share are calculated pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” For the years ended December 31, 2000 and 2001, basic and diluted loss per share include no dilution and are computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Potential common shares excluded from the computation of loss per share totaled 2,450,000 and 2,441,000 for years ended December 31, 2000 and 2001. For the year ended December 31, 2002, diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding preferred stock.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company’s adoption of SFAS No. 141 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Intangible Assets,” which revised the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company’s adoption of SFAS No. 142 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The adoption of FIN 45 did not have a material impact on the consolidated finacial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123.”SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

2.   Sale of Preferred Stock and Debt Forgiveness

On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of the Company’s common stock on a collective basis. In a related transaction, one of the Company’s principal lenders, ING Capital LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The debt forgiveness was recorded net of the debt discount related to the warrants cancelled and deferred loan costs totaling $0.7 million in the aggregate. The effect of the debt forgiveness was recorded by the Company as a capital contribution since it was facilitated by various equity holders of the Company through their relationship with the lender resulting from prior investment banking and financial advisory services rendered to such equity holders by the lender and its affiliates. These two transactions increased the Company’s net worth by $9.3 million.

The Purchasers received 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash less $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into 10 shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividend payable on August 15, 2002 and February 15, 2003 were paid in cash. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all or substantially all of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon and a participation payment equal to shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event.

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

3.   Acquisition of Certain Assets of West Capital Financial Services Corp. & Restructuring Charges

On May 22, 2000, Midland Acquisition Corporation (“MAC”), a Delaware corporation and a wholly-owned subsidiary of the Company, completed the acquisition of certain operating assets and the assumption of certain operating liabilities of WCFSC, Inc., formerly known as West Capital Financial Services Corp. (“West Capital”), a California corporation, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). West Capital was a majority owned subsidiary of SunAmerica, Inc. The aggregate consideration paid by the Company to West Capital for such net assets acquired was 375,000 shares of Encore common stock valued at approximately $0.6 million as of May 22, 2000 based on a closing price of $1.6875 per share.

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

In a separate but related transaction, the Company acquired certain charged-off credit card receivables from a trust formed by WCFSC Special Purpose Corporation (“WCFSC SPC”), a California corporation and wholly-owned subsidiary of West Capital, pursuant to a trust receivables purchase agreement, dated May 22, 2000, by and among Encore, West Capital, WCFSC SPC, WCFSC Special Purpose Corporation II, and Norwest Bank Minnesota, National Association, as trustee for WCFSC Consumer Receivables Recovery Trust 1995-1. The consideration for the acquisition consisted of 25,000 shares of Encore’s common stock with a value of approximately $42,000 based on a closing price of $1.6875 per share on May 22, 2000. In December 2000, the Company repurchased the 400,000 shares from SunAmerica for $0.1 million.

On the acquisition date, Midland Credit also became the successor servicer to a pool of charged-off consumer accounts that were owned by West Capital Receivables Corporation I, a California corporation and wholly owned, bankruptcy-remote subsidiary of West Capital. Under the terms of the servicing contract, Midland Credit earns a servicing fee for collections of these receivables (see Note 14).

In conjunction with the West Capital transaction, certain former officers of West Capital replaced certain officers of the Company, which resulted in severance charges of approximately $0.9 million recorded during 2000. Additionally, the Company closed its operations center in Hutchinson, Kansas in June 2000. The closure resulted in additional severance charges of approximately $0.2 million for 93 employees terminated. The Company also recorded a loss of approximately $0.3 million pertaining to the disposition of the Hutchinson facility. The entire reserve was utilized in the third quarter of 2000.

4.   Investment in Receivable Portfolios

In 2000, the Company determined that twenty-two of its receivable portfolios acquired during 1999 and 2000 were impaired and recorded related impairment charges of $20.9 million against the carrying value of those portfolios. Effective July 1, 2001, all portfolios that were previously impaired and that still had carrying values were returned to accrual status. Effective October 1, 2001, one of the portfolios returned to accrual status retroactive to July 1, 2001 and an additional seven portfolios, with carrying values aggregating $1.5 million at December 31, 2001, were changed to the cost recovery method as the Company deemed the pattern of collections to be unpredictable, making it not feasible to reasonably estimate the amount and timing of future collections. Effective June 2002, one portfolio and effective December 2002, another portfolio were changed to the cost recovery method for the same reasons discussed above. For the year ended December 31, 2002, $2.7 million of income was recognized for those portfolios returned to accrual status.

In 2002, the Company determined that three of its receivable portfolios acquired during 1999 and 2000 were impaired and recorded related impairment charges of $1.0 million against the carrying value of these portfolios.

For those portfolios on non-accrual status, when collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the years ended December 31, 2000, 2001 and 2002, approximately $3.7 million, $5.3 million and $4.3 million, respectively, was recognized as income pertaining to collections on portfolios on which the related net book value has been fully recovered.

During 2002, the Company initiated whole portfolio sales. The net gain from this initiative totaled $0.7 million, which is reflected in Income from Receivable Portfolios.

The following table summarizes the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	2000	2001	2002
Balance, beginning of year	$57,473	$25,969	$47,001
Purchase of receivable portfolios	4,433	39,030	62,525
Receivable portfolios acquired in the
West Capital transaction	2,000	–	–
Write-off of basis of settled portfolios	(427)	–	–
Provision for portfolio losses	(20,886)	–	(1,049)
Collections applied to receivable
portfolios	(28,375)	(45,305)	(120,352)
Revenue accreted on receivable portfolios	11,751	27,307	76,043

Balance, end of year	$25,969	$47,001	$64,168

The Company currently utilizes various business channels for the collection of charged off credit cards and other receivables. During 2001 and 2002, the Company began purchasing charged off unsecured consumer loans and auto loan deficiencies. The Company purchased $0.4 million and $1.5 million in unsecured consumer loans in 2001 and 2002, respectively. Collections related to the unsecured consumer loans amounted to $0.1 million in 2001 and $2.9 million in 2002. The Company also purchased $0.4 million in auto loan deficiencies in December of 2002.

The following table summarizes the collections by collection channel (in thousands):

	2000	2001	2002
Collection Sites	$61,546	$64,160	$94,997
Legal collections	2,655	16,325	27,620
Sales	1,916	1,768	18,545
Other	–	798	7,646

Total collections for the year	$66,117	$83,051	$148,808

5.   Securitization of Receivable Portfolios

1998 Securitization/Sale
On December 30, 1998, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, issued non-recourse notes in the principal amount of $33 million, which had a fixed interest rate of 8.63%. These notes were repaid in full on September 11, 2000. The 1998 Securitization was accounted for as a sale under the provisions of SFAS No. 125 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Accordingly, the Company recorded a retained interest and a servicing liability, and recognized a gain of approximately $9.3 million in 1998.

In connection with the securitization, the Company received a servicing fee equal to 20% of the gross monthly collections of the securitized credit card receivables through September 11, 2000, the date of repayment of the notes. During 2000, the Company recorded servicing fees of $3.7 million. At the time of the transaction, the benefits of servicing the securitized receivables were not expected to adequately compensate the Company for the servicing arrangement; therefore, the Company recorded a servicing liability of $3.6 million. The Company recorded amortization of $1.4 million related to the servicing liability during 2000. In conjunction with the repayment of the note payable, the servicing liability was fully amortized in September 2000.

As a result of the securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest was collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the note holders. At the time of the transaction, the Company recorded the retained interest at an allocated basis in the amount of $15.8 million based on its relative fair value, as discussed in Note 1. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying consolidated statements of stockholders’ equity. The deferred income taxes associated with the unrealized gain were $0.8 million and $0.2 million as of December 31, 2001 and 2002, respectively.

The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. Pursuant to EITF 99-20, the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts and decreased by actual cash collections. The retained interest is estimated to yield an annual return of approximately 44% based on estimated net cash flows derived from both historical and projected collections. The income accrued on the retained interest was $11.7 million, $9.8 million and $5.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables compared to the current carrying value (original cost basis adjusted for unpaid accrued interest and principal pay downs) of the retained interest. The discount rate is based on a rate of return, adjusted for specific risk factors that would be expected by an unrelated investor in a similar stream of cash flows. Provisions for losses are charged to earnings when it is determined that the retained interest’s carrying value is greater than the present value of expected future cash flows. No provision for losses was recorded during the years ended December 31, 2000, 2001 and 2002.

The following summarizes the changes in the balance of the investment in retained interest for 2002 (in thousands):

	Amortized	Unrealized	Carrying
	Cost	Gain	Value
Balance at December 31, 2001	$15,929	$1,997	$17,926
Interest accrued	5,707	–	5,707
Payments received	(13,929)	–	(13,929)
Decrease in unrealized gain	–	(1,448)	(1,448)

Balance at December 31, 2002	$7,707	$549	$8,256

The following summarizes the changes in the balance of the investment in retained interest for 2001 (in thousands):

	Amortized	Unrealized	Carrying
	Cost	Gain	Value
Balance at December 31, 2000	$26,748	$4,868	$31,616
Interest accrued	9,806	–	9,806
Refund of Deposit	50	–	50
Payments received	(20,675)	–	(20,675)
Decrease in unrealized gain	–	(2,871)	(2,871)

Balance at December 31, 2001	$15,929	$1,997	$17,926

The following summarizes the changes in the balance of the investment in retained interest for 2000 (in thousands):

	Cash	Amortized	Unrealized	Carrying
	Reserves	Cost	Gain	Value
Balance at December 31, 1999	$660	$22,694	$7,201	$30,555
Interest accrued	–	11,679	–	11,679
Refund of reserve account	(660)	–	–	(660)
Payments received	–	(7,625)	–	(7,625)
Decrease in unrealized gain	–	–	(2,333)	(2,333)

Balance at December 31, 2000	$–	$26,748	$4,868	$31,616

1999 Warehouse and 1999 Securitization Financing
On March 31, 1999, Encore, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35 million securitized receivables acquisition facility (the “Warehouse Facility”), structured as a term loan with a final payment date of December 15, 2004. As of December 31, 2002, the balance outstanding under this facility amounts to $5.6 million (see Note 7). The facility accrues interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) totaling 2.67% per annum at December 31, 2002.

On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Encore, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility is $6.6 million at December 31, 2002 (see Note 7). The Warehouse facility and Securitization 99-1 are collateralized and cross-collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $13.3 and $5.4 million and cash reserve and collection accounts of $2.2 million and $2.3 million at December 31, 2001 and 2002, respectively, and are insured through a financial guaranty insurance policy. The insurance policy requires the payment of base premium on a monthly basis and an additional premium, which is due at the debt maturity. The deferred premium totaled $1.3 million and $1.8 million at December 31, 2001 and 2002, respectively, which has been reflected in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition. The Warehouse Facility and Securitization 99-1 have been accounted for as financing transactions.

Effective September 30, 2002, the Company entered into amendments to both the Warehouse facility and Securitization 99-1 agreements. As amended, these agreements provide, among other things, that the Company must (i) maintain on a consolidated basis a minimum net worth of $5.0 million, (ii) be reappointed as servicer by the note insurer every six months subsequent to April 30, 2003, and (iii) adhere to a maximum debt balance covenant which compares the actual note balances to an agreed upon schedule at the end of each six-month interval. If the actual balances were to exceed the agreed upon amounts, this would constitute an event of servicer default and could result in the Company’s removal as servicer. As of December 31, 2002, the Company was not in compliance with the maximum debt balance covenant, and as required under the agreement, lowered its servicing fee from 35% to 30%.

Income related to the Warehouse facility and Securitization 99-1 is being recognized over the estimated lives of the securitized receivables and both the receivables and the corresponding debt remain on the Company’s consolidated balance sheet. The assets pledged, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

6. Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):
	2001	2002

Furniture, fixtures and equipment	$1,171	$1,192
Computer equipment and software	7,852	8,467
Telephone equipment	1,652	1,704
Leasehold improvements	279	341

	10,954	11,704
Accumulated depreciation and amortization	(5,710)	(8,163)

	$5,244	$3,541

7. Notes Payable and Other Borrowings

The Company is obligated under the following borrowings as of December 31 (in thousands):

	2001	2002
Secured financing facility, at Prime Rate plus 2.85%,
7.10% at December 31, 2002, due various dates through
March 27, 2005	$23,291	$24,984
Notes payable, Securitization 99-1, 10%,
due December 15, 2004 (Note 5)	12,436	6,641
Revolving line of credit at the Prime Rate, 4.25% at
December 31, 2002, due April 15, 2003	14,729	3,933
Warehouse facility, LIBOR plus 1.17%, 2.67% at
December 31, 2002, due December 15, 2004 (Note 5)	8,211	5,623
Senior notes, increasing rates, due January 15, 2007 (Note 2)	10,000	7,250
Payment-in-kind notes, 12%, due July 1, 2005 (Note 2)	1,921	–
	70,588	48,431
Less: Unamortized debt discount	(1,373)	(742)
	$69,215	$47,689

Revolving Line of Credit
The Company entered into the Sixth Amended and Restated Promissory Note effective March 22, 2002 to renew the Company’s revolving line of credit. The $15.0 million revolving line of credit carries interest at the Prime Rate and matures on April 15, 2003. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. Triarc has a $15.0 million interest-bearing deposit in a custodial account at the financial institution providing the revolving credit facility. Such deposit under the guarantees of the revolving credit borrowings is subject to set off under certain circumstances if the parties to the guarantees of the revolving credit borrowings and related agreements fail to perform their obligations there under. The lender has agreed in principle to extend the maturity date of the line of credit at a reduced principal amount of $5 million through April 15, 2004. Such reduced line of credit would continue to be guaranteed by the directors, stockholders and affiliates referred to above. In connection with such guarantee, an aggregate fee of up to $75,000 per quarter would be paid to all or some of such parties. At December 31, 2001 and 2002, the Company had available unused lines of credit in the amount of $0.3 million and $11.1 million, respectively.

Senior Notes
In January 2000, the Company obtained additional financing through the issuance of $10.0 million principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, the Company issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semiannual interest payments on January 15 and July 15; however, during the first two years the notes were outstanding, interest was paid-in-kind through issuance of additional 12% Senior Notes. On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 2). In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The net gain on debt forgiveness totaling $4.7 million was reflected as an adjustment to stockholders equity. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The Senior Notes now bear interest at 6% per annum until July 15, 2003, and 8% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. The Senior Notes require semi-annual interest payments on January 15 and July 15. At the Company’s option, interest due through July 15, 2003 may be repaid with Payment-in-Kind Notes. Such notes would accrue interest at 6% per annum through July 15, 2003 and 8% per annum thereafter and would be due July 1, 2005. The Company elected to make the first two payments in cash.

Secured Financing Facility
On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 2.85% per annum and is payable weekly. Once the outstanding balance under this facility exceeds $25 million, the floating rate margin reduces by 1% on the amounts in excess of $25 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share remaining cash flows from the receivable portfolios, net of servicing fees. As of December 31, 2002, from the inception of the Secured Financing Facility, the Company purchased portfolios with a face value of $4.2 billion at a price of approximately $100.0 million. During the years ended December 31, 2001 and December 31, 2002, the Company recorded $2.1 million and $13.0 million, respectively, in contingent interest expense relating to the remaining cash flow sharing agreement. The Secured Financing Facility is collateralized by certain charged off receivables with an aggregate carrying amount of $56.8 at December 31, 2002. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants become exercisable in three equal tranches triggered at the time the Company has drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002, thus warrants representing 310,788, and 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2001 and December 31, 2002, respectively. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity (deficit).

Stand-by Line of Credit
Effective October 31, 2000, the Company executed an agreement with certain of its affiliates for a $2.0 million stand-by working capital line of credit secured by substantially all of the Company’s assets and those of its subsidiaries. In connection with this agreement, the lenders received 250,000 warrants to acquire the Company’s common stock at $0.01 per share. As of December 31, 2001, when the stand-by line expired, no indebtedness existed. The fair value of the warrants, $0.1 million, was accounted for by recording deferred loan costs with an offset to additional paid-in capital as a component of stockholders’ equity. All 250,000 warrants were exercised on April 16, 2002 (Note 10).

8. Income Taxes

The provision for income taxes on income before extraordinary charge consists of the following for the years ended December 31 (in thousands):

	2000	2001	2002
Current expense (benefit):
Federal	$ (418)	$–	$–
State	–	–	531

	(418)	–	531

Deferred expense
Federal	(5,422)	892	(5,766)
State	(1,417)	257	(468)

	(6,839)	1,149	(6,234)

	$(7,257)	$1,149	$(5,703)

The Company has Federal, Arizona state, and California state net operating loss carryforwards of approximately $14.1 million, $4.9 million and $3.2 million, respectively, as of December 31, 2002. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company's ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. The remaining net operating losses for Federal purposes generated in 2000 and 2001 of $4.8 million and $9.2 million, respectively, expire in 2020 and 2021, respectively. The remaining net operating losses for Arizona state income tax purposes generated in 2000 and 2001 of $0.2 million and $4.7 million, respectively, expire in 2010 and 2011, respectively. The remaining net operating losses for California state income tax purposes generated in 2000 and 2001 of $0.7 million and $2.5 million, respectively, expire in 2012 and 2013, respectively. Utilization of such California net operating losses have been suspended by the State of California until 2004.

The components of deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	2001	2002
Deferred tax assets:
Net operating losses	$9,118	$5,197
Accrued expenses	200	331
Differences in income recognition related to
receivable portfolios and retained interest	3,519	4,080

	12,837	9,608
Less valuation allowance	(10,071)	(184)

	2,766	9,424

Deferred tax liabilities:
Contingent Interest expense	1,041	1,555
Unrealized gain on retained interest in
securitized receivables	782	215
Deferred court costs	454	457
Other	489	384

	2,766	2,611

Net deferred tax asset	$–	$6,813

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2001, the Company continued to believe that some uncertainty existed with respect to the future utilization of net operating losses and other deferred tax assets; therefore, the Company provided a valuation allowance relating to such items arising in 2001. For the year ended December 31, 2001, the net deferred taxes were zero after the application of the valuation allowance. For the year ended December 31, 2002, the Company determined that the utilization of net operating loses and other deferred tax assets were more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002.

The 1998 securitization transaction qualified as a financing for income tax purposes; therefore, the Company recorded a deferred tax liability pertaining to the unrealized gain on the retained interest in the amount of $3.3 million, as no gain was recorded for income tax purposes. The decrease during 2001 and 2002 in the deferred tax liability of $1.1 million and $0.6 million, respectively, relates to the decrease in the unrealized gain on retained interest in securitized receivables which is recorded as a component of other comprehensive loss in the accompanying consolidated statements of stockholders' equity.

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum were as follows for the years ended December 31 (in thousands):

	2000	2001	2002
Computed "expected" federal	$(10,845)	$(3,401)	$2,830
income tax expense (benefit)
Increase (decrease) in income
taxes resulting from:
State income taxes, net	(1,612)	–	63
Gain on debt forgiveness	–	–	1,633
Other adjustments, net	68	34	(342)
Increase (decrease) in valuation
allowance	5,132	4,516	(9,887)

	$(7,257)	$1,149	$(5,703)

9. Leases

The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $1.1 million, $1.3 million and $1.3 million during 2000, 2001 and 2002, respectively.

Commitments for future minimum rentals as of December 31, 2002 are presented below for the years ending December 31: (in thousands):

2003	$786
2004	877
2005	390
2006	390
2007	390
Thereafter	292

$3,125

The Company leases certain property and equipment through capital leases. These long-term leases are noncancelable and expire on varying dates through 2004. At December 31, 2001 and 2002, the cost of assets under capital leases is $3.0 million and $0.9 million, respectively. The related accumulated amortization as of December 31, 2001 and 2002, was $1.2 million and $0.5 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31, (in thousands):

2003	$282
2004	70

352
Less amount representing interest
at 3.345% per annum	(8)

$344

10. Common Stock Warrants

In connection with the issuance of $10 million of 12% senior notes to an institutional lender in January 2000 (see Note 7), the Company issued warrants to the lender and to Triarc to acquire 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. The Company also paid a fee to Triarc in the amount of $0.2 million as consideration of Triarc’s guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the value of the warrants for allocation to the $10.0 million principal amount. The warrants were valued at $3.05 per share and, thus, recorded as a component of stockholders’ equity (deficit) in the amount of $1.6 million with the same amount recorded as debt discount relating to the $10.0 million note payable. The $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants, resulting in a remaining debt discount balance of $0.7 million at December 31, 2002. The agreements pursuant to which the warrants were issued contain anti-dilution provisions which, as of December 31, 2002, have resulted in the issuance of additional warrants to purchase shares of the Company’s common stock to the lender and Triarc totaling 5,241 and 1,275, respectively, at the $0.01 per share. The anti-dilution warrants were valued at $3,000 and recorded as a component of stockholders’ equity (deficit) and as debt discount relating to the $10.0 million note payable. During 2002, the institutional lender forgave warrants to purchase 200,000 shares of the Company’s common stock (see Note 2 and 7).

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants become exercisable in three equal tranches triggered at the time the Company has drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered in the third quarter of 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002. Thus warrants representing 310,788, and 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2001 and December 31, 2002, respectively. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity (deficit).

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

11. Employee Benefit Plan

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, subject to Internal Revenue Code limitations. Company management may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.1 million, $0.2 million and $0.4 million for 2000, 2001 and 2002, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2002, both the current vested liability and the plan assets were $0.5 million and are included in the Company’s balance sheet in accrued liabilities and other assets, respectively. The use of plan assets is legally restricted to distributions to participants or creditors in the event of bankruptcy.

12. Stock-Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, permits the grant of stock or options to employees, directors and consultants. A total of 2,600,000 shares were approved by the stockholders for issuance under the 1999 Plan. Options may be granted at prices which exceed 85% of the fair market value on the date of the grant, and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Board of Directors.

During 2000 and 2001, the Company granted stock options to purchase 985,000 shares of its common stock to certain employees. These options become exercisable over the next five years in varying amounts depending on the terms of the individual option agreements and have a term of 10 years. Since the exercise price of the stock options was equal to the estimated market value of the underlying common stock at the date of grant, no compensation expense was recognized.

In January 2002, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 161,000 shares of the Company’s common stock at an exercise price of thirty-five cents per share. The options vest over three years with the first vesting date in January 2003. As the exercise price equaled the estimated market value of the underlying common stock as the date of grant, no compensation expense is recognized.

In July 2002, the Company’s board of directors approved issuance of a stock option to an officer to purchase 50,000 shares of the Company’s common stock at an exercise price of fifty-two cents per share. The option vests over three years with the first vesting date in June 2003. Also, during 2002, 50,000 stock options previously issued to an officer expired upon their separatation from the Company.

In September 2002, the Company’s board of directors approved issuance of stock options for certain executive officers of the Company to purchase a total of 624,999 shares of the Company’s common stock at an exercise price of fifty-one cents per share. The options vest upon the earlier of (i) an acquisition at a price in excess of $5.00 per share by any party of 60% or more of the Company’s common and preferred stock (on an as converted and fully diluted basis) other than by the Company’s current major institutional investors or any affiliate thereof, (ii) the completion of one or more secondary public offerings at a price in excess of $5.00 per share by all Encore shareholders owning more than 10% of the Company’s common and preferred stock (on an as converted basis and fully diluted basis) as of October 24, 2002, of more than one half of each of their then current equity ownership interest (on an as converted and fully diluted basis) as of the effective date of the registration statement, (iii) five years from the date of grant, or (iv) such other events determined by the Board of Directors.

In January 2003, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 278,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The options vest ratably over three years commencing with January 2004.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for these stock options under the fair-value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 2001 and 2002:

	2000	2001	2002
Risk free interest rate	6%	4.5%	2.7%
Dividend yield	0%	0%	0%
Volatility factors of the
expected market price of the
Company's common stock	64%	140%	113%
Weighted-average expected life of
options	10 years	5 years	5 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

	2000	2001	2002
Net Income (loss), as reported	$(23,730)	$(10,865)	$13,789
Plus: Stock-based employee
compensation expense included in
reported net income	–	–	–
Less: Total stock-based employee
compensation expense determined
under fair value based method	(392)	(45)	(323)

Pro forma net income (loss)	$(24,122)	$(10,910)	$13,466

Earnings (loss) per share:
Basic - as reported	$(3.20)	$(1.52)	$1.82

Basic - pro forma	$(3.25)	$(1.52)	$1.77

Diluted - as reported	$(3.20)	$(1.52)	$0.84

Diluted - pro forma	$(3.25)	$(1.52)	$0.82

A summary of the Company's stock option activity and related information is as follows:

				Weighted-
			Weighted-	Average
			Average	Fair Value
	Number of	Option Price	Exercise	of Options
	Shares	Per Share	Price	Granted
Outstanding at December 31, 1999	273,823	$3.04-$10.00	$6.00
Granted	1,250,000	1.00	1.00	$0.30
Expired	(273,823)	6.00	6.00

Outstanding at December 31, 2000	1,250,000	1.00	1.00
Granted	135,000	1.00	1.00	$0.43
Cancelled	(350,000)	1.00	1.00

Outstanding at December 31, 2001	1,035,000	1.00	1.00
Granted	835,999	0.35-0.52	0.48	$0.39
Cancelled	(50,000)	1.00	1.00

Outstanding at December 31, 2002	1,820,999	$0.35-$1.00	$0.76

The following table summarizes outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	Outstanding	Price	Life	Outstanding	Price

$0.35 - $0.52	835,999	$0.48	9.4 years	–	–
$1.00	985,000	$1.00	7.1 years	467,500	$1.00

$0.35 - $1.00	1,820,999	$0.76	8.2 years	467,500	$1.00

13. Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings (loss) per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period.

The following is a reconciliation from basic earnings (loss) per share to diluted earnings per share for the years ended December 31, 2000, 2001 and 2002 (in thousands, except for earnings per share):

	2000	2001	2002
Net income (loss)	$(23,730)	$(10,865)	$13,789
Preferred dividends	–	–	(440)

Net income (loss) available to common stockholders	$(23,730)	$(10,865)	$13,349

Weighted average shares outstanding
	$7,421	$7,161	$7,339
Incremental shares from assumed conversion of
warrants, options, and preferred stock	–	–	9,120

Adjusted weighted average shares outstanding	$7,421	$7,161	$16,459

Earnings (loss) per share - Basic	$(3.20)	$(1.52)	$1.82

Earnings (loss) per share - Diluted	$(3.20)	$(1.52)	$.84

In 2000 and 2001, due to antidilutive effect arising from the loss from continuing operations all common stock equivalents were excluded from the computation. In 2002, 985,000 stock options and 621,576 stock warrants were excluded from the computation of diluted earning per share because of their anti-dilutive effect.

14. Commitments and Contingencies

Litigation
The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

In February 2001, in the Superior Court of the State of Arizona, County of Maricopa, our subsidiary Midland Credit Management, Inc. and two of its wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, filed a lawsuit against MBNA America Bank, NA (“MBNA”). The Company has alleged, among other things, fraud, fraudulent inducement, breach of contract and negligent misrepresentation arising out of the acquisition of charged-off receivables purchased from MBNA between September 1999 and February 2000. See discussion regarding settlement at Note 16.

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against the Company’s wholly-owned subsidiary Midland Credit Management, Inc. and an unaffiliated financial institution, in which the plaintiff purports to assert a claim for alleged violation of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the complaint, plus certain other relief. The defendants have filed motions to dismiss but no hearing on the motions has been scheduled. No motion for class certification has yet been filed. It is expected that the plaintiff will seek to expand the putative class to a nationwide class with respect to the non-local claims asserted, if the current complaint survives dismissal.

There are a number of additional lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of the Company’s employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, management is not currently in a position to determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s financial position or results of operations in any future reporting period.

The Company does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

Sales of Purchased Receivables
The Company sells certain purchased receivables, including those which it deems are otherwise uncollectable as a result of the debtors’ bankrupt status and other types of receivables. The sales agreement provides the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of December 31, 2002 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. The agreement is cancelable upon written notice. The Company receives a service fee, as defined, for its collections that totaled $4.3 million, $5.5 million and $3.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. The service fee recognized during the year ended December 31, 2001 includes a non-recurring fee totaling $0.8 million which relates to the Company’s assistance with the sale of a component of the pool it services. In December of 2002, the Company decided to return all exhausted receivables to the owner. As a result of this decision, the Company anticipates a decreasing stream of service fee income related to these receivables.

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

15. Quarterly Information (Unaudited) (in thousand, except per share amounts)

	Three Months Ended
	March 31	June 30	September 30	December 31
2001
Revenues	$8,677	$10,441	$13,569	$15,158
Total operating expenses	$10,321	$11,578	$11,376	$13,549
Net loss	($ 3,743)	($ 3,880)	($ 1,045)	($ 2,197)
Basic loss per share	($ 0.52)	($ 0.54)	($ 0.15)	($ 0.31)
Diluted loss per share	($ 0.52)	($ 0.54)	($ 0.15)	($ 0.31)
2002
Revenues	$18,196	$20,129	$24,406	$27,649
Total operating expenses	$13,813	$15,369	$16,502	$18,231
Net income	$233	$692	$2,521	$10,343
Basic earnings per share	$0.02	$0.08	$0.32	$1.38
Diluted earnings per share	$0.02	$0.04	$0.14	$0.57

16. Subsequent Event

On March 21, 2003, Midland Credit, a subsidiary of Encore, and two of Midland Credit's wholly owned subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, entered into a settlement agreement with MBNA in connection with a lawsuit filed against MBNA in the Superior Court of the State of Arizona, County of Maricopa, in February 2001 (see Note 14). Pursuant to the terms of the settlement, MBNA is to pay Midland Credit $11.1 million on or before April 4, 2003 in full and complete satisfaction of the Company's claims. The net proceeds which are currently estimated to be approximately $7.9 million, which is net of litigation expenses and attorneys fees, will be used to repay holders of the Warehouse Facility and Securitization 99-1 (see Notes 5 and 7). To date, the Company has not received payment. Upon receipt of the settlement, the Company will record a net gain, which will be comprised of the net proceeds as reduced by the remaining carrying value of the related receivable portfolios at that date.

Index

Item 9 - Changes in and Disagreements with Accountants

The Company filed a Form 8-K in May 2001 to report a change in its independent public accountants. The following sets forth the information included in the Form 8-K:

(a)	On May 25, 2001, Ernst & Young LLP resigned as the Company's principal accountant.

(b)

Ernst & Young LLP reported on the consolidated financial statements for the fiscal year ended December 31, 2000. The consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope or accounting principles.

(c)

For the Company's fiscal year ended December 31, 2000 and subsequent interim periods preceding such resignation, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

(d)

For the Company's fiscal year ended December 31, 2000 and subsequent interim periods preceding such resignation, none of the "reportable events" listed in Item 304 (a) (1) (v) (A-D) of Regulation S-K occurred.

(e)

The Company requested and received from Ernst & Young LLP the letter required by Item 304 (a) (3) of Regulation S-K. Such letter was filed as Exhibit 16.1 to the Form 8-K, and stated that Ernst & Young LLP agreed with the statements described therein made by the Company in the report in response to Item 304 (a) (1) of Regulation S-K.

The Company filed a Form 8-K in August 2001 to report that it had engaged BDO Seidman, LLP as the Company's independent accounting firm. The following sets forth the information in the Form 8-K:

a)	The decision to engage BDO Seidman, LLP as the Company's accountant was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

b)	The Company had not consulted with BDO Seidman, LLP on any matter during or prior to its fiscal year ended December 31, 2000 and the subsequent first quarter of 2001.

Index

Part III

Item 10 - Directors and Executive Officers of the Company

The Company’s Board of Directors consists of nine members, seven of whom were elected at the annual meeting of the Company’s stockholders held on October 24, 2002. On January 24, 2003, in accordance with the Company’s Bylaws, the Board of Directors voted to increase the size of the Board to nine members and appointed Nelson Peltz and Neville J. Katz to fill the newly-created vacancies on the Board.

ERIC D. KOGAN. Mr. Kogan, age 39, has served as Chairman of the Board of Directors of the Company since February 1998. Since April 2002, Mr. Kogan has been a Partner of Clarion Capital Partners, a private equity firm based in New York. From April 1993 to April 2002, Mr. Kogan was an officer of Triarc Companies, Inc., a holding company and, through its subsidiaries, the franchiser of the Arby’s restaurant system (“Triarc”), and certain of its subsidiaries, most recently serving as Triarc’s Executive Vice President of Corporate Development. Prior thereto, Mr. Kogan was Vice President Corporate Development of Trian Group, Limited Partnership (“Trian Group”), a private investment banking and management services firm, from September 1991 to April 1993. Mr. Kogan received his undergraduate degree from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago.

CARL C. GREGORY, III. Mr. Gregory, age 58, has served since May 23, 2000 as a director and as President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Gregory was Chairman, President and Chief Executive Officer of West Capital Financial Services Corp. for the period beginning January 1998. Prior to joining West Capital, Mr. Gregory was Managing Partner of American Western Partners, a private investment firm, from January 1996 through January 1997. From 1993 through 1995, Mr. Gregory was Chairman, President and Director of MIP Properties, Inc., a public real estate investment trust. Mr. Gregory also serves as a director of Apex Mortgage Capital, Inc. Mr. Gregory received his undergraduate degree in Accounting from Southern Methodist University and an MBA from the University of Southern California.

PETER W. MAY. Mr. May, age 60, has served as a director of the Company since February 1998. Mr. May has served since April 1993 as a director and as President and Chief Operating Officer of Triarc. Since April 1993, he has also been a director or manager and officer of certain of Triarc’s subsidiaries. Mr. May is also a general partner of DWG Acquisition Group, L.P., whose principal business is ownership of securities of Triarc. From its formation in January 1989 to April 1993, Mr. May was President and Chief Operating Officer of Trian Group. He was President and Chief Operating Officer of Triangle Industries, Inc., a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products, from 1983 until December 1988. Mr. May holds BA and MBA degrees from the University of Chicago and is a Certified Public Accountant.

ROBERT M. WHYTE. Mr. Whyte, age 58, has served as a director of the Company since February 1998. Mr. Whyte has served since 1986 as an investment banker with Audant Investments Pty. Limited (“Audant”), most recently in the capacity of Executive Chairman. Since 1997, Mr. Whyte has been a director of Publishing and Broadcasting Limited, and also serves on the Board of Directors of various other companies. From 1992 to 1997, Mr. Whyte held non-executive directorships of Advance Bank Australia Limited and The Ten Group Limited. Mr. Whyte holds a bachelor’s degree from the University of Sydney.

RICHARD A. MANDELL. Mr. Mandell, age 60, has served as a director of the Company since June 2001. He currently is a private investor and financial consultant. Mr. Mandell was a Vice President - Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He also serves as a director of Sbarro, Inc and Woodworkers Warehouse, Inc. Mr. Mandell holds a BSE degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

RAYMOND FLEMING. Mr. Fleming, age 47, has served as a director of the Company since June 2001. Mr. Fleming is the Treasurer of Consolidated Press Holdings Limited, a position he has held since joining that company in August 1999. From May 1997 to August 1999, Mr. Fleming was a banker with BT Australia Ltd., an investment banking firm. Prior to that, Mr. Fleming had worked within the Australian banking industry since 1982. Mr. Fleming holds a Bachelor of Economics degree from the University of Sydney and is a Fellow of the Australian Institute of Chartered Accountants.

ALEXANDER LEMOND. Mr. Lemond, age 28, has served as Vice President, Corporate Development of Triarc since November 2000. Mr. Lemond was an Associate, Corporate Development of Triarc from December 1997 to November 2000. Prior to that, he was an analyst in the mergers and acquisitions group at Salomon Smith Barney from July 1996 to December 1997. Mr. Lemond holds a BSE degree from the Wharton School of the University of Pennsylvania.

NEVILLE J. KATZ. Mr. Katz, age 42, has served as a director of the Company since January 2003. Mr. Katz is the Chief Financial Officer of Audant Investments Pty. Limited, a position he has held since joining that company in July 2000. From August 1994 to July 2000, Mr. Katz was employed by James Hardie Industries Limited, a building products manufacturer, in various financial and commercial roles, most recently as General Manager Corporate Development. Mr. Katz holds a Bachelor of Commerce degree from the University of Capetown and a Bachelor of Accounting Science, Honours, from the University of South Africa. He is a member of the Australian Institute of Chartered Accountants.

NELSON PELTZ. Mr. Peltz, age 60, has served as a director of the Company since January 2003 and previously served as a director of the Company from February 1998 until October 2001. Mr. Peltz has been a director and the Chairman and Chief Executive Officer of Triarc since April 1993. Since then, he has also be a director or manager and officer of certain of Triarc’s subsidiaries. He is also a general partner of DWG Acquisition Group, L.P. From its formation in January 1989 to April 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group. From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc. Mr. Peltz attended the Wharton School of the University of Pennsylvania.

EXECUTIVE OFFICERS

In addition to Carl C. Gregory, III, who is serving as the President and Chief Executive Officer of the Company and whose biography is set forth above, the following is a list of the Company’s other executive officers:

BARRY R. BARKLEY. Mr. Barkley, age 59, joined the Company in May 2000 and serves as Executive Vice President and Chief Financial Officer. From March 1998 until joining the Company, Mr. Barkley was the Chief Financial Officer of West Capital Financial Services Corp. In October 1995, Mr. Barkley joined Great Western Financial Corporation as the Corporate Controller reporting to the Vice Chairman. From August 1990 to September 1995, Mr. Barkley was with Banc One Corporation, first as Chief Financial Officer and member of the Board of Directors of Bank One, Texas, N.A. and from January 1994, serving as Executive Director, Corporate ReEngineering. Mr. Barkley, a CPA, received a bachelor’s degree from Purdue University in 1966 and received his MBA from Indiana University in 1970.

J. BRANDON BLACK. Mr. Black, age 35, joined the Company in May 2000 and serves as Executive Vice President and Chief Operating Officer. From March 1998 until joining the Company, Mr. Black was the Senior Vice President of Operations for West Capital Financial Services Corp. Prior to joining West Capital, Mr. Black worked for First Data Resources during the period of September 1997 through April 1998 and for Capital One Financial Corporation from June 1989 until August 1997. Mr. Black received a bachelor's degree from William and Mary in 1989 and an MBA from the University of Richmond in 1996.

JOHN TREIMAN. Mr. Treiman, age 41, joined the Company in May 2000 and serves as Senior Vice President and Chief Information Officer. From August 1998 until joining the Company, Mr. Treiman was a Vice President and the Chief Information Officer for West Capital Financial Services Corp. From January 1996 through July 1998 Mr. Treiman served as Vice President and Chief Information Officer for Frederick’s of Hollywood. Additionally, Mr. Treiman served as Vice President and Chief Information Officer for The Welk Group and spent several years in consulting with KPMG Peat Marwick. Mr. Treiman received a bachelor’s degree from UCLA in 1983 and received his MBA from the University of Southern California in 1986.

ROBIN R. PRUITT. Ms. Pruitt, age 45, joined the Company in September 2001 and serves as Senior Vice President, General Counsel and Secretary. From June 2000 until joining the Company, Ms. Pruitt was Vice President and General Counsel of Mitchell International, Inc., a developer of claims estimating systems for insurance industries. Ms. Pruitt served as a Vice President of the Company during May and June 2000, and prior to that was Vice President and General Counsel of West Capital Financial Services Corp. from November 1998 to May 2000. From May 1995 to January 1998, Ms. Pruitt served as General Counsel of ComStream Corporation, a designer and manufacturer of satellite communications equipment. Ms. Pruitt received a bachelor’s degree in Finance and Economics from the University of South Carolina in 1978 and a JD degree from Boston University School of Law in 1983.

GEORGE R. BROOKER. Mr. Brooker, age 38, joined the Company in June 2002 and serves as Vice President and Controller. From December 1999 until joining the Company, Mr. Brooker was a consultant with Visionary Solutions, LLP, a management consulting firm specializing in early stage companies. From January 1997 to November 1999, he served as Vice President of Finance for Ziro Holdings Corporation, a manufacturer and distributor of home furnishings. From August 1995 to November 1996, Mr. Brooker was a financial management associate at Textron, Inc. a Fortune 500 multi-industry company. Additionally, Mr. Brooker spent several years as a CPA with Coopers & Lybrand. Mr. Brooker received a bachelor’s degree from San Diego State University in 1987 and an MBA from Duke University in 1995.

Index

Item 11 - Executive Compensation

Non-employee directors who are not affiliated with significant stockholders currently receive a $15,000 annual retainer fee and a $1,000 per meeting fee for attendance at Board or committee meetings. Directors who are employees of the Company or who are affiliated with significant stockholders receive no annual retainer fee and no per meeting fee. All directors are, however, reimbursed for their out-of-pocket expenses incurred in attending Board or committee meetings. The Company has also entered into indemnification agreements with each of its directors under which it has agreed to indemnify them to the fullest extent authorized by law against certain expenses and losses arising out of certain claims related to the fact that such person is or was a director of the Company or served the Company in certain other capacities.

The following table sets forth, for the fiscal years ended December 31, 2002, 2001 and 2000, respectively, the compensation awarded to or paid by the Company and its subsidiaries to the Company’s Chief Executive Officer and its four other most highly compensated executive officers at December 31, 2002 (the “Named Executive Officers”). Each of the Named Executive Officers became an officer of the Company in May 2000 other than Ms. Pruitt, who became an officer of the Company in September 2001.

						Long-Term Compensation
			Annual Compensation			Awards		Payouts
						Securities
					Restricted	Underlying		All Other
Name and				Other Annual	Stock	Options/	LTIP	Compensation
Principal Position	Year	Salary	Bonus	Compensation	Award(s)	SARs	Payouts	(1)
Carl C. Gregory, III	2002	$350,000	$525,000	–	–	208,333	–	$28,192 (3)
Director, President	2001	350,000	350,000	–	–	–	–	3,886
and Chief Executive	2000	204,167	250,000	–	–	300,000 (2)	–	2,650
Officer

J. Brandon Black	2002	$225,000	$337,500	–	–	208,333	–	$21,218 (4)
Executive Vice	2001	204,487	225,000	–	–	–	–	2,532
President and Chief	2000	116,667	150,000	–	–	200,000 (2)	–	1,933
Operating Officer

Barry R. Barkley	2002	$250,000	$337,500	–	–	208,333	–	$30,335 (5)
Executive Vice	2001	217,949	225,000	–	–	–	–	2,569
President and Chief	2000	116,667	75,000	–	–	200,000 (2)	–	2,057
Financial Officer

Robin R. Pruitt	2002	$185,000	$ 92,500	–	–	–	–	$10,674 (6)
Senior Vice	2001	53,365	21,583	–	–	75,000	–	–
President, General	2000	16,935	–	–	–	–	–	–
Counsel and Secretary

John R. Treiman	2002	$176,538	$ 87,500	–	–	–	–	$11,320 (7)
Senior Vice	2001	172,276	51,000	–	–	–	–	2,513
President and Chief	2000	97,805	41,250	–	–	75,000 (2)	–	1,716
Information Officer

(1)	Includes 401(k) plan matching contributions and term life insurance premiums paid by the Company.
(2)	Granted on January 25, 2001.
(3)	Includes non-qualified plan matching contributions of $25,000 paid by the Company.
(4)	Includes non-qualified plan matching contributions of $11,250 and flexible variable universal life insurance premiums of $6,934 paid by the Company.
(5)	Includes non-qualified plan matching contributions of $27,625 paid by the Company.
(6)	Includes non-qualified plan matching contributions of $1,838 and flexible variable universal life insurance premiums of $6,819 paid by the Company.
(7)	Includes non-qualified plan matching contributions of $8,349 paid by the Company.

Option Grants in Last Fiscal Year

The following table sets forth information concerning grants of stock options to the Named Executive Officers during the year ended December 31, 2002. The Company does not maintain an option or other stock based plan that provides for the grant of stock appreciation rights (“SARs”).

Individual Grants

Potential Realizable Value
	Number of	Percent of			at Assumed Annual Rates of
	Securities	Total Options/			Stock Price Appreciation
	Underlying	SARs Granted to			for Option Term (1)
	Options/ SARs	Employees in	Exercise Price	Expiration
Name	Granted	Fiscal Year	($ PerShare)	Date	5% ($)	10% ($)
Carl C. Gregory, III	208,333	25%	$0.51	9/11/12	$ 66,667	$ 257,522
Barry R. Barkley	208,333	25%	$0.51	9/11/12	$ 66,667	$ 257,522
J. Brandon Black	208,333	25%	$0.51	9/11/12	$ 66,667	$ 257,522
Robin R. Pruitt	–	–	N/A	N/A	N/A	N/A
John R. Treiman	–	–	N/A	N/A	N/A	N/A

(1)	These rates of appreciation have been provided for illustrative purposes only. Such rates do not represent expected or forecasted appreciation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Options

The following table sets forth information concerning option exercises and option holdings for fiscal 2002 with respect to the Named Executive Officers:

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired		Options/SARs at		In-The-Money Options/
	On	Value	Fiscal Year-End		SARs at Fiscal Year-End(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Carl C. Gregory, I	None	–	150,000	358,333	$ 15,000	$137,916
Barry R. Barkley	None	–	100,000	308,333	$ 10,000	$132,916
J. Brandon Black	None	–	100,000	308,333	$ 10,000	$132,916
Robin R. Pruitt	None	–	12,500	62,500	$ 1,250	$ 6,250
John R. Treiman	None	–	37,500	37,500	$ 3,750	$ 3,750

(1)

Options are considered "in the money" if the fair market value of the underlying securities exceeds the exercise price of the options. These values are based on the December 31, 2002 closing price of the Common Stock of $1.10 per share on the Over the Counter Bulletin Board, less the per share exercise price. The options might not be exercised and the value, if any, will depend on the actual share price at the time of exercise.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto, the Company reports the following:

		No. Transactions
	No. of Late	Not Timely	Known
Reporting Person	Reports	Reported	failures to file

Richard A. Mandell	1	1	0
Carl C. Gregory, III	1	1	0
Barry R. Barkley	1	1	0
J. Brandon Black	1	1	0

Index

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of the Company’s Common Stock as of March 25, 2003, by: (i) each director of the Company, (ii) the Named Executive Officers, (iii) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, and (iv) all executive officers and directors as a group.

Unless otherwise indicated, the address of each of the listed stockholders is 5775 Roscoe Ct., San Diego, California 92123. The number of shares includes shares of common stock owned of record by such person’s minor children and spouse and by other related individuals and entities over whose shares of common stock such person has custody, voting control or the power of disposition.

	Number of Shares
	of Common Stock	Percentage of Common
	Beneficially	Stock Beneficially
Name & Address of Beneficial Owner	Owned(1)	Owned

Consolidated Press International Holdings	6,199,396	54.3%
Limited (2)
54-58 Park Street, Sydney
NSW 2001, Australia

Nelson Peltz (3)	4,856,012	43.6%
c/o Triarc Companies, Inc.
280 Park Avenue
New York, NY 10017

Triarc Companies, Inc. (4)	2,382,544	25.7%
280 Park Avenue
New York, NY 10017

DWG Acquisition Group, L.P. (5)	2,382,544	25.7%
c/o Triarc Companies, Inc.
280 Park Avenue
New York, NY 10017

Madison West Associates Corp. (6)	2,281,269	24.9%
c/o Triarc Companies, Inc.
280 Park Avenue
New York, NY 10017

Neale M. Albert (7)	1,743,816	21.1%
c/o Paul, Weiss, Rifkind, Wharton & Garrison
1285 Avenue of the Americas
New York, NY 10019

Frank I. Chandler (8)	1,000,579	13.5%

Eric D. Kogan (9)	475,158	6.2%

Raymond Fleming	–	*

Richard A. Mandell (10)	18,334	*

Peter W. May (11)	3,539,042	35.0%

Robert M. Whyte (12)	1,283,100	15.3%

Alexander Lemond (13)	161,213	2.2%

Neville J. Katz	44,000	*

Carl C. Gregory, III	225,000	2.9%

Barry R. Barkley	150,000	2.0%

J. Brandon Black	150,000	2.0%

Robin R. Pruitt	12,500	*

John R. Treiman	56,250	*

All directors and executive officers of the
Company as a group (14 persons) (14)	6,205,521	51.5%

*Less than one percent.

(1)

The numbers and percentages shown include the shares of Common Stock actually beneficially owned as of March 25, 2003, and the shares of Common Stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of March 25, 2003, upon the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(2)

According to Amendment No. 4 to Schedule 13D filed on April 18, 2002 by Consolidated Press International Holdings Limited ("CPIHL") and C. P. International Investments Limited ("CPII") to further supplement and amend the Schedule 13D originally filed by CPIHL and CPII on February 22, 2000, as supplemented and amended by Amendment No. 1 dated March 22, 2001, by Amendment No. 2 dated August 28, 2001 and by Amendment No. 3 dated February 27, 2002, each of CPII and CPIHL may be deemed the beneficial owners of these shares. The shares reported include 2,199,396 shares directly owned by CPII and 4,000,000 shares issuable upon conversion of the 400,000 shares of the Company's Series A preferred stock held by CPII. CPIHL and CPII each share voting and dispositive power with respect to the 2,199,396 shares of Common Stock and the 400,000 shares of Series A Preferred Stock.

(3)

According to Amendment No. 1 to Schedule 13D filed on November 1, 2002 by Madison West Associates Corp. ("Madison"), Triarc Companies, Inc. ("Triarc"), Nelson Peltz, Peter W. May, Neale M. Albert and DWG Acquisition Group, L.P. ("DWG") to supplement and amend the Schedule 13D originally filed by such reporting persons on March 4, 2002 (as so supplemented and amended, the "Madison West 13D"), Mr. Peltz is a co-trustee of the Nelson Peltz Children's Trust (the "NP Trust") and in such capacity shares voting and dispositive power over the 602,318 shares of Common Stock directly owned by the NP Trust and the 1,871,150 shares issuable upon the conversion of the Series A Preferred Stock owned by the Peltz Family Limited Partnership. As the indirect beneficial owner of approximately 34.7% of the outstanding voting common stock of Triarc, Mr. Peltz shares voting and dispositive power with Triarc, Mr. May and DWG over the 2,382,544 shares of Common Stock beneficially owned by Triarc (see note (4) below). As a result, pursuant to Rule 13d-3 of the Securities Exchange Act of 1934 ("Rule 13d-3"), Mr. Peltz may be deemed the indirect beneficial owner of (i) the 602,318 shares of Common Stock directly owned by the NP Trust, (ii) the 1,871,150 shares of Common Stock issuable to the Peltz Family Limited Partnership upon the conversion of the Series A Preferred Stock owned by the Peltz Family Limited Partnership; and (iii) the 2,382,544 shares of Common Stock beneficially owned by Triarc, which would, in the aggregate, constitute approximately 43.6% of the Company's outstanding shares of Common Stock. Mr. Peltz disclaims beneficial ownership of such shares.

(4)

According to the Madison West 13D, Triarc may be deemed the beneficial owner of 2,382,544 shares of Common Stock, including (i) 535,609 shares of Common Stock directly owned by Madison West; (ii) 100,000 shares of Common Stock issuable upon exercise of a warrant (the "Triarc Warrant") exercisable at a price of $.01 per share (such warrant is exercisable immediately and expires on January 12, 2005) and 1,275 shares issuable upon exercise of a warrant issued to Triarc pursuant to the anti-dilution provisions of the Triarc Warrant (collectively, the "Triarc Warrants"); and (iii) 1,745,660 shares of Common Stock issuable upon conversion of the Series A Preferred Stock acquired by Madison West. Assuming exercise by Triarc of the Triarc Warrants for 101,275 shares of the Common Stock and the conversion by Madison West of its Series A Preferred Stock into 1,745,660 shares of the Company's Common Stock, the aggregate holdings of Triarc would constitute approximately 25.7% of the Company's outstanding shares of Common Stock. Triarc shares with Madison West, Mr. Peltz, Mr. May and DWG voting and dispositive power over the 2,281,269 shares of Common Stock beneficially owned by Madison West and the 101,275 shares of Common Stock issuable to Triarc upon exercise of the Triarc Warrants.

(5)

According to the Madison West 13D, DWG is the direct beneficial owner of approximately 29.2% of the outstanding voting common stock of Triarc, and in such capacity shares with Mr. Peltz and Mr. May voting and dispositive power over the 2,382,544 shares of Common Stock beneficially owned by Triarc (see note (4) above). As a result, pursuant to Rule 13d-3, DWG may be deemed the indirect beneficial owner of 2,382,544 shares of Common Stock, which would constitute approximately 25.7% of the Company's outstanding shares of Common Stock. DWG disclaims beneficial ownership of such shares.

(6)

According to the Madison West 13D, Madison West may be deemed the beneficial owner of 2,281,269 shares of Common Stock, including (i) 535,609 shares of Common Stock directly owned by Madison West; and (ii) 1,745,660 shares of Common Stock issuable upon conversion of the Series A Preferred Stock acquired by Madison West. Assuming the conversion by Madison West of the Series A Preferred Stock into 1,745,660 shares of the Common Stock, the aggregate holdings of Madison West would constitute approximately 24.9% of the Company's outstanding shares of Common Stock. Madison West shares with Triarc, Mr. Peltz, Mr. May and DWG voting and dispositive power over the 2,281,269 shares of Common Stock beneficially owned by Madison West.

(7)

According to the Madison West 13D, Mr. Albert is a co-trustee of each of the NP Trust, the Jonathan P. May 1998 Trust (the "JM Trust") and the Leslie A. May 1998 Trust (the "LM Trust") (see note (10) below), and in such capacity Mr. Albert shares with Mr. Peltz voting and dispositive power over the 602,318 shares of Common Stock directly owned by the NP Trust, and shares with Mr. May voting and dispositive power over the 150,579 shares of Common Stock directly owned by the JM Trust, the 150,579 shares of Common Stock directly owned by the LM Trust, the 420,170 shares of Common Stock issuable upon the conversion of the Series A Preferred Stock owned by the JM Trust and the 420,170 shares of Common Stock issuable upon the conversion of the Series A Preferred Stock owned by the LM Trust. As a result, pursuant to Rule 13d-3, Mr. Albert may be deemed the beneficial owner of 1,743,816 shares, which would constitute approximately 21.1% of the Company's outstanding shares of Common Stock. Mr. Albert disclaims beneficial ownership of such shares.

(8)

Includes 12,353 shares directly owned and 988,226 shares owned by the Chandler Family Limited Partnership. Mr. Chandler, a former Vice Chairman and co-founder of the Company, has voting power over the shares owned by the Partnership.

(9)	Includes 169,158 shares of Common Stock and 306,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock.

(10)	Includes 10,000 shares of Common Stock directly owned and 8,334 shares of Common Stock issuable upon exercise of vested stock options.

(11)

According to the Madison West 13D, Mr. May is a co-trustee of each of the JM Trust and the LM Trust, and in such capacity Mr. May shares voting and dispositive power with Mr. Albert over the 150,579 shares of Common Stock directly owned by the JM Trust, the 150,579 shares of Common Stock directly owned by the LM Trust, the 420,170 shares of Common Stock issuable to JM Trust upon the conversion of the Series A Preferred Stock owned by the JM Trust and the 420,170 shares of Common Stock issuable to LM Trust upon the conversion of the Series A Preferred Stock owned by the LM Trust (see note (7) above). Mr. May also beneficially owns 15,000 shares of Common Stock that he acquired through a brokerage transaction and has sole voting and dispositive power over such shares. As the beneficial owner of approximately 32.9% of the outstanding voting common stock of Triarc, Mr. May shares with Triarc, Mr. Peltz and DWG voting and dispositive power over the 2,382,544 shares of Common Stock beneficially owned by Triarc (see note (4) above). As a result, pursuant to Rule 13d-3, Mr. May may be deemed the beneficial owner of (i) the 150,579 shares of Common Stock directly owned by the JM Trust, (ii) the 150,579 shares of Common Stock directly owned by the LM Trust, (iii) the 420,170 shares of Common Stock issuable to JM Trust upon the conversion of the Series A Preferred Stock owned by the JM Trust, (iv) the 420,170 shares of Common Stock issuable to LM Trust upon the conversion of the Series A Preferred Stock owned by the LM Trust, (v) the 2,382,544 shares of Common Stock beneficially owned by Triarc, and (vi) the 15,000 shares of Common Stock owned directly by Mr. May, which would, in the aggregate, constitute approximately 35.0% of the Company's outstanding shares of Common Stock. Mr. May disclaims beneficial ownership of all such shares other than the 15,000 shares of Common Stock that he owns directly.

(12)

According to Amendment No. 1 to Schedule 13D filed on April 18, 2002 by Robert Michael Whyte to supplement and amend the Schedule 13D originally filed on March 4, 2002 by Mr. Whyte and updated to reflect open market purchases by Mr. Whyte reported on Form 4, Mr. Whyte may be deemed the beneficial owner of 1,283,100 shares of Common Stock, consisting of 283,100 shares directly owned and 1,000,000 shares of Common Stock issuable on conversion of Series A Preferred Stock. Assuming conversion of the Series A Preferred Stock into 1,000,000 shares of the Company's Common Stock, Mr. Whyte may be deemed to beneficially own approximately 15.3% of the Company's outstanding shares of Common Stock

(13)	Includes 133,413 shares directly owned and 27,800 shares of Common Stock issuable on conversion of Series A Preferred Stock.

(14)	Excludes the 2,382,544 shares beneficially owned by Triarc. See note (4) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company's existing equity compensation plan as of December 31, 2002.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	1,820,999	$ 0.76	779,001
security holders

Equity compensation
plans not approved	–	–	–
by security holders

Total	1,820,999	$ 0.76	779,001

Index

Item 13 - Certain Relationships and Related Transactions

On January 12, 2000, we issued $10 million in principal amount of 12% Series No. 1 Senior Notes to an institutional investor. The Senior Notes are unsecured obligations of the Company but are guaranteed by Triarc, a shareholder of the Company. Triarc beneficially owns approximately 25.7% of the outstanding common stock of the Company. In connection with the issuance of the Senior Notes, the Company issued warrants to the institutional investor and Triarc to acquire up to 428,571 and 100,000 shares, respectively, of the Company’s common stock of at an exercise price of $0.01 per share. Each of the warrant agreements pursuant to which the foregoing warrants were issued contains anti-dilution provisions. In addition, the Company paid a fee to Triarc in the amount of $0.2 million in consideration of Triarc’s guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the allocation of the $10 million principal amount between the Senior Notes and the warrants. The results of the valuation valued the warrants at approximately $3.05 per share. This valuation of $3.05 per share results in the warrants being included as a component of stockholders’ equity in the amount of $1.6 million with the same amount recorded as a reduction of the $10 million note payable. This debt discount is being amortized as interest expense over the five-year exercise period of the warrants. In addition, the Senior Notes require semi-annual interest payments each January 15 and July 15 except that during the first two years the Senior Notes are outstanding the interest may be repaid in kind at the Company management’s option through issuance of additional 12% Senior Notes. On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants. In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The debt forgiveness was recorded net of the debt discount related to the warrants cancelled and deferred loan costs totaling $0.7 million in the aggregate. The effect of the debt forgiveness was recorded by the Company as a capital contribution since it was facilitated by various equity holders of the Company through their relationship with the lender resulting from prior investment banking and financial advisory services rendered to such equity holders by the lender and its affiliates. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The Senior Notes now bear interest at 6% per annum until July 15, 2003, and 8% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. The Senior Notes require semi-annual interest payments on January 15 and July 15. At the Company’s option, interest due through July 15, 2003 may be repaid with Payment-in-Kind Notes. Such notes would accrue interest at 6% per annum through July 15, 2003 and 8% per annum thereafter and would be due July 1, 2005. The Company elected to make the first two payments in cash.

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

The Company has extended a facility with Bank of America, NA, formerly NationsBank, NA, for a revolving line of credit of up to $15.0 million that matures April 15, 2003. Some of our directors, stockholders and affiliates have guaranteed this facility, including Messrs. May, Chandler, Peltz and Kogan, directors of Encore Capital, the Chandler Family Limited Partnership, Triarc, Consolidated Press Holdings Limited, Peter Stewart, and Nigel Frazer. Triarc has deposited $15.0 million of highly liquid United States government agency securities in a custodial account. Such securities are subject to set off under certain circumstances if the parties to the guarantees and related agreements fail to perform their obligations thereunder. As of March 25, 2003, there is $1.9 million outstanding under the line of credit. The lender has agreed in principle to extend the maturity date of the line of credit at a reduced principal amount of $5.0 million through April 15, 2004. Such reduced line of credit would continue to be guaranteed by the directors, stockholders and affiliates referred to above. In connection with such guarantee, an aggregate fee of up to $75,000 per quarter would be paid to all or some of such parties. At December 31, 2001 and 2002, the Company had available unused lines of credit in the amount of $0.3 million and $11.1 million, respectively.

On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers on a collective basis beneficially owned in excess of 50% of the Company’s common stock. In a related transaction, one of the Company’s principal lenders forgave $5.3 million of outstanding debt (see discussion above).

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

Index

ENCORE CAPITAL GROUP, INC.

Part IV

Item 14 - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

Index

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Consolidated Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this Form 10-K.

(b)	Reports on Form 8-K.

On November 12, 2002, the Company filed a Current Report on Form 8-K, which included information and exhibits under Item 7 of such form.

On March 17, 2003, the Company filed a Current Report on Form 8-K, which included exhibits under Item 9 of such form.

(c)	Exhibits.

2	Plan of Merger (incorporated by reference to Exhibit 2 to Amendment No. 2 to the Company’s Registration Statement on
Form S-1 filed on June 14, 1999 (“Amendment No. 2”))
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2)
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit
3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)
3.3	Certificate of designation relating to the Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2002)
3.4	By-laws (incorporated by reference to Exhibit 3.1 to to the Company’s Current Report on Form 8-K filed on November 12, 2002)
4.1	Specimen of Share Certificate of Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 25, 2002)
4.2	Purchase Agreement dated as of February 15, 2002, between the Company and several purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 25, 2002
4.3	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002)
4.4	Warrant issued to ING (U.S.) Capital LLC (“ING”) dated December 31, 2001 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 25, 2002)
10.1	Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.4 to
Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 14, 1999 (‘Amendment No. 1”))
10.2	First Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.4.1 to Amendment No. 1)

10.3	Second Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on
November 14, 2000)
10.4	Third Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on
November 14, 2000)
10.5	Fourth Amendment to Indenture and Servicing Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 12, 2002)
10.6	Receivables Contribution Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.5 to
Amendment No. 1)
10.7	Insurance and Reimbursement Agreement relating to the Warehouse Facility (incorporated by reference to Exhibit 10.6 to Amendment No. 1)
10.8	Note Purchase Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2000)
10.9

Amendment No. 1 dated as of April 28, 2000 to Note Purchase Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed on May 22, 2000)

10.10

Amendment No. 2 dated as of December 31, 2001 to the Note Purchase Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

10.11

Letter Agreement dated February 21, 2002 among ING, the Company and the purchasers of Series A Senior Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

10.12	Promissory Note of the Company in favor of ING dated December 31, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2002)
10.13	Warrant Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2000)
10.14

Warrant Agreement dated as of January 12, 2000 between the Company and Triarc Companies, Inc. (“Triarc”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2000)

10.15	Registration Rights Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to
Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 21, 2000)
10.16	Registration Rights Agreement dated as of June 30, 1999 among the Company, C.P. International Investments Limited,
MCM Holding Company, LLC, and other persons (incorporated by reference to Exhibit 10.5 to the Company’s Current
Report on Form 8-K filed on January 21, 2000)

10.17	Subsidiary Guaranty dated as of January 12, 2000 (incorporated by reference to Exhibit 10.6 to the Company’s Current
Report on Form 8-K filed on January 21, 2000)
10.18	Guaranty and Option Agreement dated as of January 12, 2000 between Triarc and ING (incorporated by reference to
Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 21, 2000)
10.19	Net Industrial Building Lease by and between Midland Credit Management, Inc. and 4405 E. Baseline Road Limited
Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the “Office Lease”) (incorporated by reference to Exhibit 10.12 to Amendment No. 1)
10.20	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)
10.21	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)
10.22	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)
10.23	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)
10.24	Sixth Amendment to Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form
8-K filed on November 12, 2002)
10.25	Option to Extend Office Lease dated October 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s
Current Report on Form 8-K filed on November 12, 2002)

10.26	Lease dated September 12, 1994 for the property located at 5775 Roscoe, San Diego, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002)
10.27	Extension to Lease dated April 17, 2000 with respect to the property located at 5775 Roscoe, San Diego, California
(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June
30, 2002 filed on August 14,2002)
10.28	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix A to the Company’s proxy statement dated October 4, 2002)
10.29	Form of Option Agreement under 1999 Equity Participation Plan (incorporated by reference to Exhibit 10.24 to
Amendment No. 2)
10.30	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed on August 14, 2002)
10.31	Executive Non-Qualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2002)
10.32	Sixth Amended and Restated Promissory Note between Midland Credit Management, Inc. and Bank of America.dated as of March 22, 2002 in the original stated
amount of $15,000,000 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002)

10.33	Limited Guaranty of the Company dated July 15, 1999 in favor of Bank of America, N.A. (incorporated by reference to
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed on August 23, 1999
10.34	Acknowledgement dated March 22, 2002 of limited guaranty by Nelson Peltz, Peter May, Triarc Companies, the Company
and Chandler Family Partnership originally dated August 28, 1998 (incorporated by reference to Exhibit 10.38 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002)

10.35	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Amended
Annual Report on Form 10-K/A for the year ended December 31, 1999 filed on May 1, 2000)
10.36	Asset Purchase Agreement, dated May 11, 2000, between Midland Acquisition Corporation and West Capital Financial
Services Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2000)

10.37	Trust Receivables Purchase Agreement, dated May 22, 2000, by and among the Company, West Capital Financial Services
Corp., WCFSC Special Purpose Corporation, WCFSC Special Purpose Corporation II and Norwest Bank Minnesota, National
Association, as Trustee for WCFSC Consumer Receivables Recovery Trust 1995-1 (incorporated by reference to Exhibit
10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2000)
10.38	Guaranty, dated May 22, 2000, by the Company for the benefit of West Capital Financial Services Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 6, 2000)
10.39	Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.40	First Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1
(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended
September 30, 2000 filed on November 14, 2000)
10.41	Second Amendment to Indenture and Servicing Agreement relating to Midland Receivables-Backed Notes, Series 1999-1
(incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 12, 2002)
10.42	Insurance and Reimbursement Agreement relating to Midland Receivables-Backed Notes, Series 1999-1 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed on November 14, 2000)
10.43	Letter dated September 19, 2002 relating to third party service agreement (incorporated by reference to Exhibit 10.5 to the
Company’s Current Report on Form 8-K filed on November 12, 2002)

10.44	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed on January 9, 2001)
10.45	Employment Agreement dated as of May 22, 2000 between the Company and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2002)

10.46	Employment Agreement dated as of May 22, 2000 between the Company and J. Brandon Black (incorporated by reference to
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2002)
21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the
year ended December 31, 2000 filed on March 30, 2001)

23.1	Consent of Independent Auditors, BDO Seidman, LLP, dated March 25, 2003 to the incorporation by reference of their report dated February 18, 2003, in the Company’s Registration Statement on Form S-8. (filed herewith)
23.2	Consent of Independent Auditors, Ernst & Young LLP, dated March 25, 2003 to the incorporation by reference of their report dated February 2, 2001, in the Company’s Registration Statement on Form S-8. (filed herewith)
24	Power of Attorney. (filed herewith)
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.,

a Delaware corporation
By: /s/ Carl C. Gregory, III
Carl C. Gregory, III
President and Chief Executive Officer

Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Carl C. Gregory, III	President, Chief Executive Officer and	March 25, 2003
Carl C. Gregory, III	Director
(Principal Executive Officer)

/s/ Barry R. Barkley	Executive Vice President, Chief Financial	March 25, 2003
Barry R. Barkley	Officer and Treasurer
(Principal Financial and Accounting
Officer)

/s/ Eric D. Kogan*	Director	March 25, 2003
Eric D. Kogan

	Director	March , 2003
Peter W. May

/s/ Richard Mandell*	Director	March 25, 2003
Richard Mandell

/s/ Robert M. Whyte*	Director	March 25, 2003
Robert M. Whyte

/s/ Ray Fleming*	Director	March 25, 2003
Ray Fleming

	Director	March , 2003
Nelson Peltz

/s/ Alexander Lemond*	Director	March 25, 2003
Alexander Lemond

/s/ Neville Joel Katz*	Director	March 25, 2003
Neville Joel Katz

*              /s/ Carl C. Gregory, III
                      As attorney-in-fact pursuant to power of attorney dated on or about March 25, 2003

Index

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Carl C. Gregory, III, President of Encore Capital Group, Inc. (the "Company"), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ Carl C. Gregory, III
Carl C. Gregory, III
Principal Executive Officer

Index

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

 I, Barry R. Barkley, Principal Financial Officer of Encore Capital Group, Inc. (the "Company"), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By: /s/ Barry R. Barkley
Barry R. Barkley
Principal Financial Officer

Index

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-36182), pertaining to the Encore Capital Group, Inc. 1999 Equity Participation Plan, of our report dated February 18, 2003 with respect to the consolidated financial statements of Encore Capital Group, Inc, included in its Annual Report on Form 10-K as of and for the year ended December 31, 2002.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 25, 2003

EXHIBIT 23.2

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-36182) pertaining to the Encore Capital Group, Inc. 1999 Equity Participation Plan of our report dated February 2, 2001 with respect to the consolidated financial statements of Encore Capital Group, Inc. for the year ended December 31, 2000 included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ Ernst & Young LLP

Kansas City, Missouri

March 25, 2003

Exhibit 24

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints CARL C. GREGORY, III and BARRY R. BARKLEY, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

March 25, 2003	/s/ Eric D. Kogan
Eric D. Kogan

March , 2003
Peter W. May

March 25, 2003	/s/ Richard A. Mandell
Richard A. Mandell

March 25, 2003	/s/ Robert M. Whyte
Robert M. Whyte

March 25, 2003	/s/ Raymond Fleming
Raymond Fleming

March , 2003
Nelson Peltz

March 25, 2003	/s/ Alexander Lemond
Alexander Lemond

March 25, 2003	/s/ Neville Joel Katz
Neville Joel Katz

Exhibit 99.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Encore Capital Group, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/ Carl C. Gregory, III
Carl C. Gregory, III
Chief Executive Officer
March 28, 2003

A signed original of this written statement required by Section 906 has been provided to Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

ENCORE CAPITAL GROUP, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Encore Capital Group, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/ Barry R. Barkley
Barry R. Barkley
Chief Financial Officer
March 28, 2003

A signed original of this written statement required by Section 906 has been provided to Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.