Form 10-Q
period 2003-03-31
ENCORE CAPITAL GROUP INC
filed 2003-05-09
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

(877) 445 – 4581
(Registrant’s telephone number, including area code)

(Not Applicable)
(Former name, former address and former fiscal year,
if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X ]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [   ]      No [X]

There were 7,411,132 shares of common stock outstanding as of May 9, 2003.

ENCORE CAPITAL GROUP, INC.

INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	March 31, 2003 (Unaudited)	December 31, 2002 (A)
Assets
Cash	$2,066	$752
Restricted cash	3,748	3,105
Investment in receivable portfolios, net (Notes 5 and 6)	66,891	64,168
Retained interest in securitized receivables (Note 6)	5,446	8,256
Property and equipment, net (Note 7)	3,422	3,541
Deferred tax assets, net (Note 9)	1,831	6,813
Other assets (Note 2)	14,787	3,339

Total assets	$98,191	$89,974

Liabilities and stockholders' equity
Accounts payable and accrued liabilities (Notes 2 and 8)	$12,926	$10,688
Accrued profit sharing arrangement (Note 8)	11,232	11,180
Income tax payable (Note 9)	356	531
Notes payable and other borrowings (Notes 6 and 8)	45,927	47,689
Capital lease obligations (Note 11)	275	344

Total liabilities	70,716	70,432

Commitments and contingencies (Note 11)
Stockholders' equity (Notes 3, 6, 10, and 12)
Preferred stock, $.01 par value, 5,000 shares
authorized, and 1,000 shares issued
(Liquidation value of $21,000 at March 31, 2003)	10	10
Common stock, $.01 par value, 50,000 shares authorized,
7,411 shares issued and outstanding	74	74
Additional paid-in capital	31,479	31,479
Accumulated deficit	(4,347)	(12,388)
Accumulated other comprehensive income	259	367

Total stockholders' equity	27,475	19,542

Total liabilities and stockholders' equity	$98,191	$89,974

(A) Derived from the audited consolidated financial statements as of December 31, 2002.
See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Income from receivable portfolios	$27,256	$15,247
Income from retained interest	128	1,799
Servicing fees and other related income	739	1,150

Total revenues	28,123	18,196

Operating expenses
Salaries and employee benefits	9,647	8,268
Other operating expenses	2,377	1,551
Collection legal costs	3,357	2,016
General and administrative expense	1,474	1,385
Depreciation and amortization (Note 7)	536	593

Total operating expenses	17,391	13,813

Income before other income (expense)
and income taxes	10,732	4,383

Other income (expense)
Interest expense (Notes 6 and 8)	(4,410)	(3,938)
Other income (Note 2)	7,274	7

Total other income (expense)	2,864	(3,931)

Income before income taxes	13,596	452
Provision for income taxes (Note 8)	(5,430)	(219)

Net income	8,166	233

Other comprehensive income (loss)
Increase in unrealized gain on non-qualified

deferred compensation plan assets (Note 11)	19	–
Decrease in unrealized gain on retained interest
in securitized receivables, net of tax (Note 6)	(127)	(324)

Comprehensive income (loss)	$8,058	$(91)

Earnings per share - Basic (Note 10)	$1.09	$0.02

Earnings per share - Diluted (Note 10)	$0.44	$0.02

Shares used for computation
Basic (Note 10)	7,411	7,161

Diluted (Note 10)	18,681	12,012

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities
Gross collections	$47,083	$33,840
Less:
Amounts collected on behalf of third parties	(1,968)	(3,205)
Amounts applied to principal on receivable portfolios	(15,132)	(10,561)
Amounts applied to principal of securitization 98-1	(2,598)	(2,193)
Servicing fees	739	928
Operating expenses
Salaries and employee benefits	(10,786)	(7,604)
Other operating expenses	(2,887)	(2,114)
Collection legal costs	(3,357)	(2,016)
General and administrative	(1,046)	(1,349)
Interest payments	(4,267)	(1,041)
Other income and expense	64	6
Increase in restricted cash	(643)	(1,439)

Tax payments	(538)	–

Net cash provided by operating activities	4,664	3,252

Investing activities

Purchases of receivable portfolios	(18,803)	(13,145)
Collections applied to principal of receivable portfolios	15,132	10,561
Collections applied to principal of securitization 98-1	2,598	2,193

Collections applied by putbacks/recalls	255	331

Purchases of property and equipment	(417)	(17)

Net cash used in investing activities	(1,235)	(77)

Financing activities
Proceeds from notes payable and other borrowings	16,922	11,887
Repayment of notes payable and other borrowings	(18,718)	(19,929)

Capitalized loan costs relating to financing arrangement	–	(150)

Proceeds from sale of preferred stock	–	4,822

Payment of preferred dividend	(250)	–
Repayment of capital lease obligations	(69)	(263)

Net cash used in financing activities	(2,115)	(3,633)

Net increase (decrease) in cash	1,314	(458)
Cash, beginning of period	752	1,412

Cash, end of period	$2,066	$954

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2003	2002

Net income	$8,166	$233
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	536	593
Amortization of loan costs and debt discount	122	217
Deferred income tax expense	4,982	219
Increase in income on retained interest	–	414
Increase in income on receivable portfolios	–	340
Changes in operating assets and liabilities
Increase in restricted cash	(643)	(1,439)
Increase in other assets	(10,844)	(712)
Increase in accounts payable and accrued liabilities	2,345	3,387

Net cash provided by operating activities	$4,664	$3,252

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, In Thousands)

						Retained	Accumulated
					Additional	Earnings	Other
	Common Stock		Preferred Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Par	Shares	Par	Capital	Deficit)	Income	Total

Balance at December 31, 2002	7,411	$74	1,000	$10	$31,479	$(12,388)	$367	$19,542
Net income	–	–	–	–	–	8,166	–	8,166
Decrease in unrealized gain	–	–	–	–	–	–	(108)	(108)
Preferred dividends	–	–	–	–	–	(125)	–	(125)

Balance at March 31, 2003	7,411	$74	1,000	$10	$31,479	$(4,347)	$259	$27,475

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

Encore Capital Group, Inc. (“Encore” or the “Company”), previously known as MCM Capital Group, Inc., is a financial services company specializing in the purchase, collection, restructuring, resale and securitization of receivable portfolios acquired at deep discounts. The Company is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation (“98-A”), Midland Receivables 99-1 Corporation (“99-1”), Midland Acquisition Corporation, and MRC Receivables Corporation (“MRC”) (collectively referred to herein as the “Company”). Encore also has a wholly-owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 6).

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2003, its consolidated results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The consolidated results of operations of the Company for the three month period ended March 31, 2003 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2: Litigation Settlement

On March 21, 2003, Midland Credit, 98-A and 99-1 entered into a settlement agreement with MBNA America Bank, N. A. (“MBNA”) in connection with the lawsuit filed against MBNA in February 2001. Pursuant to the terms of the settlement, MBNA paid Midland Credit $11.1 million on April 4, 2003 in full and complete satisfaction of the claims. The net proceeds of $7.9 million, which is net of litigation expenses and attorneys fees, were used to repay holders of the Warehouse Facility and Securitization 99-1 (see Notes 6 and 8).

During the three months ended March 31, 2003, the Company recorded a net gain of $7.2 million, which is comprised of the net proceeds of $7.9 million, reduced by the remaining carrying value of the related receivable portfolios as of March 31, 2003, which was $0.7 million. The settlement of $11.1 million was recorded as a receivable and is included in other assets on the consolidated statement of financial condition as of March 31, 2003. A corresponding payable of $3.0 million for attorney fees was recorded and included in accounts payable and accrued liabilities on the March 31, 2003 consolidated statement of financial condition.

Note 3: Sale of Preferred Stock and Forgiveness of Debt

On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made a $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of the Company’s common stock on a collective basis. In a related transaction, one of the Company’s principal lenders, ING Capital LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The debt forgiveness was recorded net of the debt discount related to the warrants cancelled and deferred loan costs totaling $0.6 million in the aggregate. The net $4.7 million effect of the debt forgiveness was recorded by the Company as a capital contribution since it was facilitated by various equity holders of the Company through their relationship with ING resulting from prior investment banking and financial advisory services rendered to such equity holders by ING and its affiliates. These two transactions increased the Company’s net worth by $9.3 million in 2002.

The Purchasers received 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash less $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into 10 shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividends payable on August 15, 2002 and February 15, 2003 were paid in cash. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all, or substantially all, of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon plus a participation payment equal to the value of the shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event. This liquidation payout provision applies both to true liquidations as well as sales of the Company, as defined.

Note 4: New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company currently does not intend to adopt SFAS No. 123 and accordingly does not expect the implementation of SFAS No. 148 to have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

Note 5: Investment in Receivable Portfolios, Net

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

The Company monitors impairment of receivable portfolios based on total projected future cash flows of each portfolio compared to each portfolio’s carrying value. The receivable portfolios are evaluated for impairment periodically by management based on current market and cash flow assumptions. Provision for losses are charged to earnings when it is determined that the investment in a receivable portfolio is greater than the estimate of total probable future collections. Additionally, if the amount and timing of future collections are not reasonably estimable, the Company accounts for those portfolios using the cost recovery method. At March 31, 2003, seven portfolios with a remaining cost basis of $1.4 million were accounted for using the cost recovery method by the Company. One portfolio was changed to the cost recovery method during the quarter ended March 31, 2003. No provision for impairment losses was recorded during either of the three month periods ended March 31, 2003 and 2002.

When collections exceed the remaining net book value of the related individual portfolios, such excess collections are recorded as income. During the three months ended March 31, 2003 and 2002, approximately $2.6 million and $1.1 million, respectively, was recognized as income pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following table summarizes the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	Three Months Ended March 31, 2003	Year Ended December 31, 2002

Balance, beginning of period	$64,168	$47,001
Purchase of receivable portfolios	18,803	62,525
Provision for portfolio losses	–	(1,049)
Collections applied to receivable portfolios	(40,781)	(120,352)
Revenue accreted on receivable portfolios	24,701	76,043

Balance, end of period	$66,891	$64,168

During 2001 and 2002, the Company began purchasing charged-off unsecured consumer loans and auto loan deficiencies. The Company purchased $0.5 million and $1.0 million in these loans during the three months ended March 31, 2003 and 2002, respectively. Collections related to these portfolios amounted to $0.7 million and $0.5 million for the three month periods ended March 31, 2003 and 2002, respectively.

The Company currently utilizes various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Collection sites	$31,307	$23,614
Legal collections	8,836	6,114
Sales	5,711	2,320
Other	1,229	1,792

Total collections for the period	$47,083	$33,840

Note 6: Securitization of Receivable Portfolios

1999 Warehouse and 1999 Securitization Financing
On March 31, 1999, Encore, through Midland Funding 98-A Corporation, a bankruptcy remote, special purpose subsidiary, entered into a $35 million securitized receivables acquisition facility (the “Warehouse Facility”), structured as a term loan with a final payment date of December 15, 2004. As of March 31, 2003, the balance outstanding under this facility was $5.2 million (see Note 8). The facility accrued interest at 1.17% plus the one-week London Interbank Offered Rate (“LIBOR”) totaling 2.50% per annum at March 31, 2003.

On January 18, 2000, Midland Receivables 99-1 Corporation, a bankruptcy remote, special purpose subsidiary of Encore, issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility was $5.2 million as of March 31, 2003 (see Note 8).

On April 15, 2003, all obligations related to the Warehouse Facility and Securitization 99-1 were repaid in full. This included payment of the respective debt balances and the deferred insurance premiums for each facility. The funds to repay these liabilities came from the MBNA litigation settlement (see Note 2), funds held in related reserve accounts and other internal cash sources. As a result of the payment in full of all obligations related to the Warehouse Facility and Securitization 99-1, the trustee’s liens will be released and the Company will be entitled to receive 100% of future collections from the related portfolios.

The Warehouse Facility and Securitization 99-1 were collateralized and cross-collateralized by certain charged-off receivables with an aggregate carrying amount of approximately $3.3 million and $5.4 million and cash reserve and collection accounts of $2.3 million and $2.3 million at March 31, 2003 and December 31, 2002, respectively, and were insured through a financial guaranty insurance policy. The insurance policy required the payment of a base premium on a monthly basis and an additional deferred premium, which totaled $1.8 million at March 31, 2003 and December 31, 2002, which has been reflected in accounts payable and accrued liabilities in the accompanying consolidated statements of financial condition.

1998 Securitization/Sale
On September 11, 2000, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, repaid non-recourse notes originally issued in the principal amount of $33.0 million in 1998. As a result of this securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. In accordance with Emerging Issues Task Force Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the retained interest is carried at cost; is increased by interest accretion based on estimated future cash receipts; is decreased by actual cash collections; and the unrealized gain is amortized using an effective interest method.

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables compared to the current carrying value (original cost basis adjusted for unpaid accrued interest and principal pay downs) of the retained interest. During the first quarter of 2003, the Company lowered its expected yield on the retained interest from an annual return of approximately 44.4% to 7.5% based on estimated net cash flows derived from both historical and projected collections. The income accrued on the retained interest was $0.1 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively.

Provisions for losses are charged to earnings when it is determined that the retained interest’s carrying value is greater than the present value of expected future cash flows. No provision for loss has ever been recorded for the retained interest.

The following summarizes the changes in the balance of the investment in retained interest for the three months ended March 31, 2003 (in thousands):

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2002	$7,707	$549	$8,256
Interest accrued	128	–	128
Payments received	(2,726)	–	(2,726)
Decrease in unrealized gain	–	(212)	(212)

Balance at March 31, 2003	$5,109	$337	$5,446

Note 7: Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	March 31, 2003	December 31, 2002

Furniture, fixtures and equipment	$1,304	$1,192
Computer equipment and software	8,686	8,467
Telephone equipment	1,768	1,704
Leasehold improvements	363	341

	12,121	11,704
Accumulated depreciation and amortization	(8,699)	(8,163)

	$3,422	$3,541

Note 8: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2003	December 31, 2002

Secured financing facility, at Prime Rate
plus 3.00%, 7.10% at March 31, 2003,
due various dates through June 27, 2005	$27,134	$24,984
Notes payable, Securitization 99-1, 10%,
repaid April 15, 2003 (Note 6)	5,231	6,641
Revolving line of credit at the Prime Rate, 4.25%
at March 31, 2003, due April 15, 2004	1,864	3,933
Warehouse facility, LIBOR plus 1.17%, 2.50% at
March 31, 2003, repaid April 15, 2003 (Note 6)	5,156	5,623
Senior notes, increasing rates, due January 15, 2007	7,250	7,250

	46,635	48,431
Less: unamortized debt discount	(708)	(742)

	$45,927	$47,689

Revolving Line of Credit
The Company entered into the Seventh Amended and Restated Promissory Note effective April 10, 2003 to renew the Company’s revolving line of credit. The revolving line of credit has been reduced from $15.0 million to $5.0 million, carries interest at the Prime Rate, as defined, and matures on April 15, 2004. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. In connection with the guaranty, an aggregate fee of up to $75,000 per quarter will be paid to all or some of such guarantors. At March 31, 2003, the Company had available $3.1 million under the new terms of this facility.

Senior Notes
In January 2000, the Company obtained additional financing through the issuance of $10.0 million principal amount senior notes to an institutional investor. The notes are unsecured obligations of the Company but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, the Company issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, the notes require semi-annual interest payments on January 15 and July 15; however, during the first two years the notes were outstanding, interest was paid-in-kind through issuance of additional 12% Senior Notes. On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 3). In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The net gain on debt forgiveness totaling $4.7 million was reflected as an adjustment to stockholders' equity. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The Senior Notes now bear interest at 6.0% per annum until July 15, 2003, and will bear interest at 8.0% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. The Senior Notes require semi-annual interest payments on January 15 and July 15. At the Company’s option, interest due through July 15, 2003 may be repaid with Payment-in-Kind Notes. Such Payment-in-Kind notes would accrue interest at 6.0% per annum through July 15, 2003 and 8.0% per annum thereafter and would be due July 15, 2005. The Company elected to make the first two interest payments in cash.

Secured Financing Facility
On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75.0 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.00% per annum and is payable weekly. Once the outstanding balance under this facility exceeds $25.0 million, the floating rate margin reduces by 1% on the amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share remaining cash flows from the receivable portfolios, net of servicing fees. As of March 31, 2003, from the inception of the Secured Financing Facility, the Company had purchased portfolios with a face value of $4.8 billion at a purchase price of approximately $118.9 million or an average cost of 2.47% of face value. During the three months ended March 31, 2003 and March 31, 2002, the Company recorded $3.3 million and $2.4 million, respectively, in contingent interest expense relating to the remaining cash flow sharing agreement. Total cash payments made related to the contingent interest were $3.2 million during the three months ended March 31, 2003. No cash payments were made related to the contingent interest during the three months ended March 31, 2002. The Secured Financing Facility is collateralized by certain charged-off receivables with an aggregate carrying amount of $62.1 million at March 31, 2003. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants became exercisable in three equal tranches triggered at the time the Company had drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002, thus warrants representing 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2002 and March 31, 2003. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity.

Note 9: Income Taxes

The provision for income tax expense for the three month period ended March 31, 2003, reflects tax expense at an effective rate of 40%, which consists primarily of a provision for Federal income taxes of 31.3% (which is net of a benefit for state income taxes of 2.7%), a provision for state income taxes of 8.0%, and the effect of permanent book versus tax differences. The provision for income tax expense for the three month period ended March 31, 2002, reflects tax expense at an effective rate of 48%, which primarily consists of the deferred tax impact of the decrease in the unrealized gain and the effect of the change in the deferred tax asset valuation allowance which was in existence during such period.

The Company has Federal, Arizona state, and California state net operating loss carryforwards of approximately $14.1 million, $4.9 million and $3.2 million, respectively, as of December 31, 2002. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carryforwards and future recognized losses that can be utilized and ultimately some amount of loss carryforwards may not be available. The remaining net operating losses for Federal purposes generated in 2000 and 2001 of $4.8 million and $9.2 million, respectively, expire in 2020 and 2021, respectively. The remaining net operating losses for Arizona state income tax purposes generated in 2000 and 2001 of $0.2 million and $4.7 million, respectively, expire in 2010 and 2011, respectively. The remaining net operating losses for California state income tax purposes generated in 2000 and 2001 of $0.7 million and $2.5 million, respectively, expire in 2012 and 2013, respectively. Utilization of California net operating losses has been suspended by the State of California until 2004.

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2002, the Company continued to believe that some uncertainty existed with respect to the future utilization of net operating losses and other deferred tax assets; therefore, the Company provided a full valuation allowance relating to such items arising in 2002. As of March 31, 2002, net deferred tax assets were zero after the application of the valuation allowance. During the fourth quarter of 2002, the Company determined that the utilization of net operating losses and other deferred tax assets were more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002.

Note 10: Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three months ended March 31, 2003, and 2002, respectively (in thousands, except for earnings per share):

	March 31, 2003	March 31, 2002

Net income	$8,166	$233
Preferred dividends	(125)	(60)

Net income available to common stockholders	$8,041	$173

Weighted-average shares outstanding	7,411	7,161
Incremental shares from assumed conversion of
warrants, options, and preferred stock	11,270	4,851

Adjusted weighted-average shares outstanding	18,681	12,012

Earnings per share - Basic	$1.09	$0.02

Earnings per share - Diluted	$0.44	$0.02

For the three months ended March 31, 2002, 1,035,000 stock options and 466,182 stock warrants were excluded from the computation of diluted earning per share because of their anti-dilutive effect. All potentially dilutive common stock equivalents were included in the computation of diluted earnings per share for the three months ended March 31, 2003.

Note 11: Commitments and Contingencies

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

There are a number of additional lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of the Company’s employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, management is not currently in a position to determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position or results of operations in any future reporting period.

The Company does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

Leases
The Company is party to various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission for discussion of these leases.

Sales of Purchased Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sale agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. For certain sale transactions, the Company has agreed to a hold-back reserve for put-back claims amounting to $0.1 million as of March 31, 2003 in its condensed consolidated unaudited financial statements. Based on historical experience, management believes that this obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.7 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively. In February of 2003, the Company returned all exhausted receivables to the owner; however, it has retained the servicing rights for certain receivables in active work queues or those placed with its attorney network. As a result of this decision, the Company anticipates a decreasing stream of service fee income related to these receivables.

Employment Agreements
In March 2002, the Company entered into employment agreements with two executive officers. Such agreements generally provided for one-year terms and base compensation aggregating $0.6 million per annum, plus incentive compensation, as defined. The agreements provide for severance payments over periods between one year and one and a half years upon termination without cause, as defined.

Deferred Compensation
Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of March 31, 2003, both the current vested liability and the plan assets approximated $1.1 million and are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets, respectively. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Note 12: Stock Based Compensation

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

In January 2003, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 278,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The options vest ratably over three years, commencing in January 2004.

In January 2002, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 161,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options vest ratably over three years, commencing in January 2003.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for these stock options under the fair-value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended March 31, 2003 and 2002:

	March 31,		March 31,
	2003		2002

Risk free interest rate	3.1%		4.3%
Dividend yield	0%		0%
Volatility factors of the
expected market price of the
Company's common stock	112%		142%
Weighted-average expected life
of options	5	years	5	years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the quarters ended March 31, 2003 and 2002 were as follows (in thousands, except per share amounts):

	March 31,	March 31,
	2003	2002
Net income, as reported	$8,166	$233
Plus: Stock-based employee
compensation expense included in
reported net income	–	–
Less: Total stock-based employee
compensation expense determined
under fair value based method	(291)	(51)

Pro forma net income	$7,875	$182

Earnings per share:
Basic - as reported	$1.09	$0.02

Basic - pro forma	$1.05	$0.02

Diluted - as reported	$0.44	$0.02

Diluted - pro forma	$0.42	$0.02

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted
Outstanding at December 31, 2001	1,035,000	$1.00	$1.00
Granted	835,999	0.35-0.52	0.48	$ 0.39
Cancelled	(50,000)	1.00	1.00

Outstanding at December 31, 2002	1,820,999	0.35-1.00	0.76
Granted	278,500	1.30	1.30	$ 1.05
Cancelled	–	–	–

Outstanding at March 31, 2003	2,099,499	$0.35-$1.30	$0.83

The following table summarizes outstanding and exercisable options at March 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price
$0.35 - $0.52	835,999	$0.48	9.2 years	53,667	$ 0.35
1.00	985,000	1.00	6.9 years	467,500	1.00
1.30	278,500	1.30	9.8 years	–	–
$0.35 - $1.30	2,099,499	$0.83	8.2 years	521,167	$ 0.93

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Encore Capital Group, Inc. as of and for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. (See Part II-Other Information.)

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues
Total revenues for the three months ended March 31, 2003 were $28.1 million compared to total revenues of $18.2 million for the three months ended March 31, 2002, an increase of $9.9 million or 54%. The revenue increase is primarily from income from receivable portfolios, which increased $12.1million or 80%, to $27.3 million from $15.2 million for the three months ended March 31, 2003 and 2002, respectively. This increase is primarily the result of a $13.3 million or a 39% increase in total collections from $33.8 million for the three months ended March 31, 2002 to $47.1 million in 2003. This was offset by a decrease in the income from the retained interest in securitized receivables of $1.7 million, from $1.8 million for the three months ended March 31, 2002 to $0.1 million for the three months ended March 31, 2003. The offsetting decrease results from unexpected declines in cash collections, which resulted in the lowering of our expected yield on the retained interest from approximately 44.4% to 7.5% per annum. The increase was also offset by a decrease in servicing fees and other related income of $0.5 million, a 42% decrease, from $1.2 million for the three months ended March 31, 2002 to $0.7 million for the three months ended March 31, 2003.

The increase of $12.1 million in income from receivable portfolios for the three months ended March 31, 2003 compared to the same period in the prior year is primarily attributable to new portfolios purchased during 2002 and during the three months ended March 31, 2003. For the twelve months ended December 31, 2002, we acquired new portfolios with a face value in excess of $2.8 billion at a cost of $62.5 million. For the three months ended March 31, 2003, we purchased additional portfolios with a face value of $0.6 billion at a cost of $18.8 million. The portfolios purchased in 2002, and in 2003 to date, provided $17.4 million of revenue during the first three months of 2003 compared to only $1.5 million on portfolios purchased during the first three months of 2002, an increase of $15.9 million. In line with our projections, revenues on all other portfolios decreased by $3.8 million during the first quarter of 2003 as compared to the first quarter of 2002.

We service a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.7 million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively. In February of 2003, we returned all exhausted receivables to the owner; however, we have retained the servicing rights for certain receivables in active work queues or those placed with our attorney network. As a result of this decision, we anticipate a decreasing stream of service fee income related to these receivables.

Operating expenses
Total operating expenses were $17.4 million for the three months ended March 31, 2003, compared to $13.8 million for the three months ended March 31, 2002, an increase of $3.6 million or 26%. This increase is a result of a large increase in gross collections. Gross collections for the three months ended March 31, 2003 amounted to $47.1 million, up 39% or $13.3 million from the $33.8 million of gross collections for the three months ended March 31, 2002.

The largest component of total operating expenses is salaries (including bonuses paid to collectors) and employee benefits which increased by $1.3 million or 16% to $9.6 million for the three months ended March 31, 2003 from $8.3 million for the three months ended March 31, 2002. Because collector bonuses are tied to collections, a substantial portion of the increase is a direct result of increased collections.

Other operating expenses increased approximately $0.8 million, or 50%, to $2.4 million for the three months ended March 31, 2003 from $1.6 million for the three months ended March 31, 2002. The increase was primarily a result of increased expenses related to direct mail campaigns during the three months ended March 31, 2003.

Collection legal costs increased 70% to $3.4 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. Collection legal costs amounted to 38% of gross collections through this channel, totaling $8.8 million for the three months ended March 31, 2003. That compares to collection legal costs of 33% of gross collections, which were $6.1 million for the three months ended March 31, 2002. This expense reflects costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation.

General and administrative expenses remained consistent at $1.5 million for the three months ended March 31, 2003 compared to $1.4 million for the three months ended March 31, 2002. We experienced increased insurance costs of $0.1 million for the three months ended March 31, 2003 from the three months ended March 31, 2002. Depreciation expense also remained consistent at $0.5 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

General and administrative expenses in future reporting periods may increase as a percentage of revenues due to increased litigation-related expenses. As a result of increased portfolio purchases, a return to profitability and general industry trends, we perceive that we are experiencing more collections related law suits filed against Midland Credit. We do not currently have adequate data to quantify this trend. (See Item 1. Legal Proceedings.)

Other income and expense
For the three months ended March 31, 2003, total other income was $7.3 million, compared to $7.0 thousand for the three months ended March 31, 2002. We recorded a pretax net gain of $7.2 million in other income during March of 2003 related to the settlement of the MBNA litigation. The net gain is comprised of the net proceeds of $7.9 million, reduced by the carrying value of the related receivable portfolios as of March 31, 2003, which was $0.7 million (see Note 2 to the consolidated financial statements).

Interest expense
For the three months ended March 31, 2003, total interest expense including fees and amortization of other loan costs was $4.4 million on average borrowings for the period of $47.4 million, resulting in an effective all-in interest rate of 37% for the period. The interest only portion of this total amounted to $0.8 million, for an effective annualized interest cost of approximately 7%. The remaining balance consists primarily of contingent interest through a sharing of the residual interest paid to the lender under our Secured Financing Facility. For the three months ended March 31, 2002, total interest expense was $3.9 million on average borrowings of $62.8 million, reflecting an effective all-in interest rate of 25%. The interest only portion of this total amounted to $1.0 million, for an effective annualized interest cost of approximately 6%. The $0.5 million increase in total interest expense is principally due to the accrual for the sharing with the lender of residual collections under the Secured Financing Facility. As discussed in Note 8 to the consolidated financial statements, we recorded contingent interest expense of $3.3 million and $2.4 million for the three months ended March 31, 2003 and 2002, respectively, resulting in an increase in contingent interest expense of $0.9 million.

Income taxes
For the three months ended March 31, 2003, we recorded an income tax provision of $5.4 million — an effective rate of 40% of pretax income. For the three months ended March 31, 2002, we recorded an income tax provision of $0.2 million, reflecting an effective rate of 48%, which represents the deferred tax impact of the decrease in the unrealized gain on the retained interest (see Notes 6 and 9 to the consolidated financial statements). The provision for that period does not include taxes on pre-tax income as a result of changes in the valuation reserve on our deferred tax assets which existed at that time. During the fourth quarter of 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance.

Net Income
For the three months ended March 31, 2003, we recognized net income of $8.2 million compared to net income of $0.2 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

Overview
On December 20, 2000, through a wholly-owned, bankruptcy-remote, special-purpose entity, we entered into a $75.0 million secured financing facility to be used for the purchase of receivable pools, which expires on December 31, 2004. From the inception through March 31, 2003, we have purchased portfolios with an aggregate purchase price of $118.9 million of which $106.4 million was financed through this line. As of March 31, 2003, there was $27.1 million outstanding under the line (see Note 8 to the consolidated financial statements).

We use our $5.0 million revolving line of credit for working capital needs and draw and repay the revolving line of credit on a regular basis. We had $1.9 million outstanding and $3.1 million available under this $5.0 million line of credit as of March 31, 2003. This compares to $3.9 million outstanding and $11.1 million available under the $15.0 million line of credit as of December 31, 2002. The reduction in the outstanding amount reflects net pay downs from cash generated from operations. Unrestricted cash as of March 31, 2003 was $2.1 million compared to $0.8 million at December 31, 2002.

On April 15, 2003, all obligations related to the Warehouse Facility and Securitization 99-1 were repaid in full. This included the respective debt balances and the deferred insurance premiums for each facility. The funds to repay these liabilities came from the MBNA litigation settlement (see Notes 2 and 6 to the consolidated financial statements), funds held in related reserve accounts and other internal cash sources. As a result of the payment in full of all obligations related to the Warehouse Facility and Securitization 99-1, the trustee’s liens will be released and we will be entitled to receive 100% of future collections from the related portfolios.

Cash Flows and Expenditures
We collected $47.1 million during the three months ended March 31, 2003 from all portfolios, an increase of $13.3 million, or 39%, from the $33.8 million collected during the three months ended March 31, 2002. Collections on owned portfolios increased by approximately $14.5 million or 47% from approximately $30.6 million during the three months ended March 31, 2002 to approximately $45.1 million for the three months ended March 31, 2003. The source of the improvement was approximately $16.9 million from the Secured Financing Facility portfolios, and a $0.5 million increase in collections from other owned portfolios. Offsetting this improvement was a $1.7 million reduction in collections on the 98-1 Securitization, a $0.8 million reduction in collections on the 99-1 Securitization, and a $0.4 million reduction in collections on the Warehouse Facility.

The $14.5 million increase in collections on owned portfolios is offset by approximately $1.2 million in lower collections related to serviced portfolios. During the three months ended March 31, 2003 we collected approximately $2.0 million on serviced portfolios compared to approximately $3.2 million during the three month period ended March 31, 2002. In February of 2003, we returned all exhausted receivables to the owner of these portfolios; however, we have retained the servicing rights for certain receivables. As a result of this change, servicing fee income will decline in 2003.

Beginning in 2001, we resumed purchasing charged-off unsecured consumer loans and auto loan deficiencies. We purchased $0.5 million and $1.0 million in these loans during the three months ended March 31, 2003 and 2002, respectively. Collections related to these portfolios amounted to $0.7 million and $0.5 million for the three month periods ended March 31, 2003 and 2002, respectively.

We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Collection sites	$31,307	$23,614
Legal collections	8,836	6,114
Sales	5,711	2,320
Other	1,229	1,792

Total collections for the year	$47,083	$33,840

Cash flow from operations improved $1.5 million from $3.2 million for the three months ended March 31, 2002 to $4.7 million for the three months ended March 31, 2003. This reflects the 39% growth in total gross collections, an increase of $13.3 million from the three months ended March 31, 2002 to three months ended March 31, 2003. Our primary investing activity is the purchase of new receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as through brokers that represent various issuers. Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we provide ten percent of each portfolio’s purchase price as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We purchased $18.8 million in new receivables during the three months ended March 31, 2003, up $5.7 million or 44% from the $13.1 million purchased during 2002. In addition, we recovered $17.7 million in collections against the cost basis of our portfolios and our investment in the retained interest during the three months ended March 31, 2003; up $4.9 million from the recoveries of $12.8 million for the three months ended March 31, 2002.

Capital expenditures for fixed assets were $0.4 million for the three months ended March 31, 2003. During the three months ended March 31, 2003, all capital expenditures were funded with internal cash flow.

Net cash used in financing activities was $2.1 million for the three months ended March 31, 2003. This reflected $18.7 million in repayment of principal during the three months ended March 31, 2003 under our existing portfolio financing facilities and was partially offset by borrowings of $16.9 million during the three months ended March 31, 2003 used to fund new portfolio purchases. These compare to borrowings of $11.9 million for the three months ended March 31, 2002 to fund new portfolio purchases and $19.9 million in repayment of principal during the three months ended March 31, 2002 under our existing portfolio financing facilities.

In addition, we received $4.6 million of net proceeds from the sale of the Series A Senior Cumulative Participating Convertible Preferred Stock during 2002.

Liquidity
We incurred net losses totaling $23.7 million and $10.9 million for the years ended December 31, 2000 and 2001, respectively and, as a result, we had a stockholders’ deficit totaling $2.4 million at December 31, 2001. However, for the twelve months ended December 31, 2002, we realized net income of $13.8 million, which included the restoration of a $6.8 million net deferred tax asset (see Note 9 to the consolidated financial statements), and, after taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter, stockholders’ equity increased to $19.5 million at December 31, 2002. In addition, we realized net income of $8.2 million for the three months ended March 31, 2003, which included the after tax effect of $4.4 million resulting from the settlement of the MBNA litigation. Our stockholders’ equity increased to $27.5 million as of March 31, 2003. We experienced positive cash flows from operations during 2001 of $8.9 million, during 2002 of $24.7 million, and $4.7 million for the three months ended March 31, 2003. We have also achieved five consecutive quarters of positive net income.

We believe that there is sufficient liquidity, given our expectation of continued positive cash flows from operations, the transactions that occurred in February of 2002 (see Note 3 to the consolidated financial statements), the availability under the Revolving Line of Credit (see Note 8 to the consolidated financial statements) and Secured Financing Facility (see Note 8 to the consolidated financial statements), and settlement of the MBNA litigation (see Note 2 to the consolidated financial statements), to fund operations for at least the next 12 months. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, be able to renew our financing arrangements, and continue to satisfy our covenants related to debt financing.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Changes in short-term interest rates affect our earnings as a result of our borrowings under the Secured Financing Facility and the Revolving Line of Credit facility. We believe that our market risk information has not changed materially from December 31, 2002 and reference is made to our annual report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q, as of and for the three months ended March 31, 2003, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

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
  our continued servicing of the receivables in our secured financing facility;
  our ability to recover sufficient amounts on receivables to fund operations;
  our ability to hire and retain qualified personnel to recover our receivables efficiently;
  changes in, or failure to comply with, government regulations; and
  the costs, uncertainties and other effects of legal and administrative proceedings.

Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission. We do not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

Index

Item 1. Legal Proceedings

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

As previously reported in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed on March 28, 2003, and the Company’s Current Reports on Form 8-K filed on April 7, 2003 and April 17, 2003, Midland Credit and two of Midland Credit’s wholly-owned subsidiaries, Midland Funding 98-A Corporation (“98-A”) and Midland Receivables 99-1 Corporation (“99-1”), entered into a settlement with MBNA America Bank, N. A. (“MBNA”) in connection with a lawsuit filed against MBNA in the Superior Court of the State of Arizona, County of Maricopa, in February 2001.

On April 4, 2003, pursuant to the terms of the settlement agreement, MBNA paid Midland Credit $11.1 million in full and complete satisfaction of the claims. The net proceeds of $7.9 million, which are net of litigation expenses and attorneys fees totaling $3.2 million, plus funds held in related reserve accounts and other internal cash sources, were used to repay holders of the notes issued by 98-A and 99-1. The Company recorded a net pretax gain in the first quarter of 2003 in the amount of $7.2 million, which is comprised of net proceeds of $7.9 million as reduced by the $0.7 million of remaining carrying value of the related receivable portfolios as of April 3, 2003. This net gain resulted in an increase in the Company’s net worth of $4.4 million, after taking into consideration the related tax effect.

As a result of the application of the net settlement proceeds, plus other cash sources, the 98-A Warehouse Facility and Securitization 99-1 were both repaid in full, the trustee’s liens will be released and the Company will be entitled to receive 100% of future collections from the related portfolios.

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

Index

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

10.1	Seventh Amended and Restated Promissory Note between Midland Credit Management, Inc. and Bank of America dated as of April 10, 2003 reduced from the original stated amount of $15,000,000 to $5,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2003)

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(b)     Reports on Form 8-K.

On April 7, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing the Company’s unaudited financial results for the year ended December 31, 2002 and which included information under Item 5 of such form.

On April 17, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing the payment in full of all obligations under the Warehouse Facility and Securitization 99-1 and which included information under Item 9 and exhibits under Item 7 of such form.

ENCORE CAPITAL GROUP, INC.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC. By: /s/ Barry R. Barkley —————————————— Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 9, 2003

Index

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Carl C. Gregory, III, President of Encore Capital Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By: /s/ Carl C. Gregory, III Carl C. Gregory, III Principal Executive Officer

Index

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Barry R. Barkley, Principal Financial Officer of Encore Capital Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By: /s/ Barry R. Barkley Barry R. Barkley Principal Financial Officer

Exhibit 99.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III
Carl C. Gregory, III
Chief Executive Officer
May 9, 2003

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the three months ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Barry R. Barkley
Barry R. Barkley
Chief Financial Officer
May 9, 2003

A signed original of this written statement required by Section 906 has been provided to
Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.