Form 10-Q
period 2003-06-30
ENCORE CAPITAL GROUP INC
filed 2003-08-13
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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
Yes [X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes[ ] No [X]

     There were 7,434,633 shares of common stock outstanding as of August 12, 2003.

ENCORE CAPITAL GROUP, INC.

INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	June 30, 2003 (unaudited)	December 31, 2002 (A)

Assets
Cash	$4,250	$752
Restricted cash	593	3,105
Investment in receivable portfolios, net (Notes 5 and 6)	76,910	64,168
Investment in retained interest (Note 6)	3,798	8,256
Property and equipment, net (Note 7)	3,472	3,541
Deferred tax assets, net (Note 9)	–	6,813
Other assets	3,334	3,339

Total assets	$92,357	$89,974

Liabilities and stockholders' equity
Accounts payable and accrued liabilities (Note 8)	$8,530	$10,688
Accrued profit sharing arrangement (Note 8)	11,116	11,180
Income tax payable (Note 9)	394	531
Deferred tax liability, net (Note 9)	24	–
Notes payable and other borrowings, net of discount
of $672 and $742 as of June 30, 2003, and
December 31, 2002, respectively (Note 8)	41,121	47,689
Capital lease obligations (Note 13)	610	344

Total liabilities	61,795	70,432

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity (Notes 1, 4, 10, 11, 12, and 13):
Convertible preferred stock, $.01 par value, 5,000 shares
authorized, 1,000 shares issued and outstanding
(Liquidation value of $93,000 at June 30, 2003)	10	10
Common stock, $.01 par value, 50,000 shares authorized,
and 7,431 shares and 7,411 shares issued and outstanding
at June 30, 2003 and December 31, 2002, respectively	74	74
Additional paid-in capital	31,534	31,479
Accumulated deficit	(1,163)	(12,388)
Accumulated other comprehensive income	107	367

Total stockholders' equity	30,562	19,542

Total liabilities and stockholders' equity	$92,357	$89,974

(A)         Derived from the audited consolidated financial statements as of December 31, 2002.
See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Revenues

Revenue from portfolio receivables (Note 5)	$28,001	$17,985	$55,257	$33,232
Revenue from retained interest (Note 6)	86	1,419	214	3,218
Servicing fees and related revenue (Note 13)	304	725	1,043	1,875

Total revenues	28,391	20,129	56,514	38,325

Operating expenses
Salaries and employee benefits	9,482	8,934	19,129	17,202
Other operating expenses	2,634	1,837	5,011	3,348
Cost of legal collections	4,161	2,453	7,518	4,469
General and administrative expenses	1,539	1,547	3,013	2,971
Depreciation and amortization	477	598	1,013	1,191

Total operating expenses	18,293	15,369	35,684	29,181

Income before other income (expense)
and income taxes	10,098	4,760	20,830	9,144
Other income and expense
Interest expense	(4,546)	(3,990)	(8,956)	(8,012)
Other income	15	66	7,289	157

Income before income taxes	5,567	836	19,163	1,289
Income tax provision	(2,258)	(144)	(7,687)	(363)

Net Income	3,309	692	11,476	926

Other comprehensive income :
Increase (decrease) in unrealized gain on
non-qualified deferred compensation plan assets	(65)	20	(46)	20
Decrease in unrealized gain on retained interest
in securitized receivables, net of tax	(87)	(216)	(214)	(540)

Comprehensive income	$3,157	$496	$11,216	$406

Earnings per share - Basic (Note 10)	$0.43	$0.08	$1.51	$0.10

Earnings per share - Diluted (Note 10)	$0.17	$0.04	$0.58	$0.06

Shares used for computation
Basic (Note 10)	7,421	7,367	7,416	7,265

Diluted (Note 10)	20,000	17,838	19,723	14,936

        See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30
	2003	2002

Operating activities
Gross Collections	$93,733	$69,620
Proceeds from litigation settlement	11,100	–
Less:
Amounts collected on behalf of third parties	(3,027)	(5,835)
Amounts applied to principal of receivable portfolios	(31,135)	(21,398)
Amounts applied to principal of securitization 98-1	(4,100)	(5,937)
Litigation settlement proceeds applied to principal of
receivable portfolios	(692)	–
Legal and other costs related to litigation settlement	(3,198)	–
Servicing fees	1,043	1,876
Operating Expenses
Salaries and employee benefits	(19,882)	(17,325)
Other operating expenses	(5,147)	(3,662)
Collection legal costs	(7,518)	(4,469)
General and administrative	(2,573)	(3,301)
Interest payments	(10,694)	(2,625)
Other income	79	157
Decrease (increase) in restricted cash	2,512	(1,172)
Income taxes	(808)	–

Net cash provided by operating activities	19,693	5,929

Investing activities
Purchases of receivable portfolios	(45,073)	(23,622)
Collections applied to principal of receivable portfolios	31,135	21,398
Litigation settlement proceeds applied to principal of
receivable portfolios	692	–
Collections applied to principal of securitization 98-1	4,100	5,937
Proceeds from put-backs of receivable portfolios	504	389
Purchases of property and equipment	(403)	(321)

Net cash provided by (used in) investing activities	(9,045)	3,781

Financing activities
Proceeds from notes payable and other borrowings	39,993	28,099
Repayment of notes payable and other borrowings	(46,629)	(41,864)
Capitalized loan costs relating to financing arrangement	–	(154)
Proceeds from exercise of common stock options	13	–
Proceeds from exercise of common stock warrants	–	2
Proceeds from sale of preferred stock	–	4,590
Payment of preferred dividend	(250)	–
Repayment of capital lease obligations	(277)	(506)

Net cash used in financing activities	(7,150)	(9,833)

Net increase (decrease) in cash	3,498	(123)
Cash, beginning of period	752	1,412

Cash, end of period	$4,250	$1,289

        See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Six Months Ended June 30
	2003	2002

Net income	$11,476	$926

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,013	1,191
Amortization of loan costs and debt discount	293	429
Deferred income tax expense	7,023	364
Increase in income on retained interest	–	414
Increase in income on receivable portfolios	–	34
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	2,512	(1,172)
Increase in other assets	(218)	(1,189)
Increase (decrease) in accounts payable and
accrued liabilities	(2,342)	2,361
Increase (decrease) in accrued profit sharing
arrangement	(64)	2,571

Net cash provided by operating activities	$19,693	$5,929

Supplemental schedule of non-cash investing activities:

Property and equipment acquired under capital lease	$542	$–

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, In Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Par	Shares	Par	Capital	Deficit	Income	Total

Balance at December 31, 2002	1,000	$10	7,411	$74	$31,479	$(12,388)	$367	$19,542
Net income	–	–	–	–	–	11,476	–	11,476
Decrease in unrealized gain	–	–	–	–	–	–	(260)	(260)
Preferred dividends	–	–	–	–	–	(251)	–	(251)
Stock options exercised	–	–	20	–	55	–	–	55

Balance at June 30, 2003	1,000	$10	7,431	$74	$31,534	$(1,163)	$107	$30,562

        See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Business and Basis of Presentation

Business

Encore Capital Group, Inc. (“Encore”or the “Company”), previously known as MCM Capital Group, Inc., is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. The Company acquires these portfolios at deep discounts from their face values using its proprietary valuation process which is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The Company is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation (“98-A”), Midland Receivables 99-1 Corporation (“99-1”), Midland Acquisition Corporation, MRC Receivables Corporation (“MRC”), and Midland Funding NCC-1 Corporation (“NCC-1”) (collectively referred to herein as the “Company”). Encore also has a wholly-owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but is recorded as an investment in retained interest on the accompanying unaudited interim condensed consolidated statement of financial condition. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 8).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2003, its consolidated results of operations for the three and six-month periods ended June 30, 2003 and 2002, and its cash flows for the six- month periods ended June 30, 2003 and 2002, respectively. The consolidated results of operations of the Company for the three and six-month periods ended June 30, 2003 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Significant Accounting Policies

Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002 for a summary of the Company’s significant accounting policies.

Pro forma effect of stock based compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for stock option grants under the fair-value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six-month periods ended June 30, 2003 and 2002:

	June 30, 2003	June 30, 2002

Risk free interest rate	2.5%	4.3%
Dividend yield	0%	0%
Volatility factors of the expected market
price of the Company's common stock	151%	142%
Weighted-average expected life of options	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options granted to its employees.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three and six-month periods ended June 30, 2003 and 2002 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net income as reported	$ 3,309	$ 692	$ 11,476	$926
Plus: Stock-based employee compensation
expense included in reported net income	–	–	–	–
Less: Total stock-based employee
compensation expense determined under
fair value based method	(65)	(18)	(120)	(35)

Pro forma net income	$ 3,244	$ 674	$ 11,356	$891

Earnings per share:
Basic - as reported	$0.43	$ 0.08	$ 1.51	$0.10

Basic - pro forma	$ 0.42	$ 0.07	$ 1.50	$0.10

Diluted - as reported	$ 0.17	$ 0.04	$ 0.58	$0.06

Diluted - pro forma	$ 0.16	$ 0.04	$ 0.58	$0.06

Note 2: New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has retained its accounting for stock based employee compensation under APB No. 25 and has only adopted the pro forma disclosure requirements of SFAS No. 123. Accordingly, the implementation of SFAS No. 148 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments. The implementation of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on July 1, 2003. The Company does expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

Note 3: Litigation Settlement

On March 21, 2003, Midland Credit, 98-A and 99-1 entered into a settlement agreement with MBNA America Bank, N.A. (“MBNA”) in connection with the lawsuit filed against MBNA in February 2001. Pursuant to the terms of the settlement (the “Litigation Settlement”), MBNA paid Midland Credit $11.1 million on April 4, 2003 in full and complete satisfaction of the claims. The net proceeds of $7.9 million, which is net of litigation expenses and attorneys’ fees, were used to repay holders of the Warehouse Facility and Securitization 99-1 (see Notes 6 and 8).

During the first quarter of 2003, the Company recorded a net gain of $7.2 million, which was comprised of the net proceeds of $7.9 million, reduced by the remaining carrying value of the related receivable portfolios as of March 31, 2003, which was $0.7 million (see Note 5).

Note 4: Sale of Convertible Preferred Stock and Forgiveness of Debt

On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made a $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of the Company’s common stock on a collective basis. In a related transaction, one of the Company’s principal lenders, ING Capital LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The debt forgiveness was recorded net of the debt discount related to the warrants cancelled and deferred loan costs totaling $0.6 million in the aggregate. The net $4.7 million effect of the debt forgiveness was recorded by the Company as a capital contribution since it was facilitated by various equity holders of the Company through their relationship with ING. This relationship resulted from prior investment banking and financial advisory services rendered to such equity holders by ING and its affiliates. These two transactions increased the Company’s net worth by $9.3 million in 2002.

The Purchasers received 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash. The Company received $5.0 million less $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, into 10 shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock has a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends are payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends will be payable only in cash, at a rate of 10.0% per annum. The dividends payable on August 15, 2002 and February 15, 2003 were paid in cash. The dividend rate increases to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all, or substantially all, of the assets of the Company. In the event dividends are not declared or paid, the dividends will accumulate on a compounded basis. The Series A Preferred Stock has a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon plus a participation payment equal to the value of the shares of common stock at the conversion price and/or such other consideration that would be payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event ($88.0 million as of June 30, 2003). This liquidation payout provision applies both to true liquidations as well as sales of the Company, as defined.

Note 5: Investment in Receivable Portfolios, Net

The Company accounts for its investment in receivables portfolios on the“accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivables portfolios are recorded at cost at the time of acquisition.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis, as increased for revenue earned and decreased for principal paydowns and impairments. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through June 30, 2003, the Company has not increased the forecasted cash flows for any receivable portfolio in which actual cumulative collections have exceeded forecast. The Company has, on the other hand, reduced the total forecasted cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. At June 30, 2003, five portfolios with a remaining carrying value of $1.1 million were accounted for using the cost recovery method by the Company, including two portfolios that were changed to the cost recovery method during the six-month period ended June 30, 2003. No provision for impairment losses was recorded during either of the six-month periods ended June 30, 2003 or 2002.

On purchases made since mid-2000, the Company's collections, in the aggregate, have exceeded its expectations. As a result, the Company is currently in the process of updating its model to estimate the impact of its new collection strategies on the forecasted remaining cash flows of its receivable portfolios. This model will consider all the known data about its accounts, including, among others, its collection experience, changes in external customer factors in addition to all data known when the Company acquired the accounts. It is the Company’s expectation that the results of this model will be implemented during the fourth quarter of 2003 or the first quarter of 2004; however, prior to implementation, substantial validation procedures will be required. Accordingly, the implementation of this model may take more time. The resulting increases or decreases of forecasted cash flows as a result of applying this model, if any, will have a corresponding increase or decrease to our effective interest rates.

Collections realized after the net book value of a portfolio has been fully recovered are recorded as revenue (“Zero Basis Income”). During the six-month periods ended June 30, 2003 and 2002, approximately $5.8 million and $2.3 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	For the Six Months Ended June 30, 2003
	Accrual	Cost
	Basis	Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable
portfolios	45,073	–	–	45,073
Transfers of portfolios	(1,458)	1,458	–	–
Collections	(79,338)	(1,239)	(5,815)	(86,392)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(498)	(2)	(4)	(504)
Revenue recognized	49,438	–	5,819	55,257

Balance, end of period	$75,778	$1,132	$–	$76,910

Revenue as a percentage of
collections	62.3%	0%	100.0%	64.0%

	For the Six Months Ended June 30, 2002
	Accrual	Cost
	Basis	Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total
Balance, beginning of period	$45,671	$1,330	$–	$47,001
Purchases of receivable
portfolios	23,622	–	–	23,622
Transfers of portfolios	(929)	929	–	–
Collections	(51,870)	(493)	(2,267)	(54,630)
Adjustments	(258)	(131)	–	(389)
Revenue recognized	30,965	–	2,267	33,232

Balance, end of period	$47,201	$1,635	$–	$48,836

Revenue as a percentage of
collections	59.7%	0%	100.0%	60.8%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 155.2% for the six-month period ended June 30, 2003, compared to 142.3% for the six-month period ended June 30, 2002.

Beginning in 2001, the Company began purchasing charged-off unsecured consumer loans and auto loan deficiencies. The Company purchased $2.7 million and $1.5 million of these loans during the six months ended June 30, 2003 and 2002, respectively. Collections related to all portfolios of charged-off unsecured consumer loans and auto deficiencies amounted to $1.6 million and $1.2 million for the six-month periods ended June 30, 2003 and 2002, respectively.

The Company currently utilizes various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Six Months Ended June 30

	2003	2002

Collection sites	$60,155	$47,116
Legal collections	18,636	12,870
Sales	12,288	6,376
Other	2,654	3,258

Gross collections for the period	$93,733	$69,620

Note 6: Securitization of Receivable Portfolios

1999 Warehouse and 1999 Securitization Financing

In March of 1999, and January of 2000, the Company entered into two securitized receivable acquisition facilities through two bankruptcy remote, special purpose subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, respectively. Midland Funding 98-A Corporation entered into a $35 million facility (the “Warehouse Facility”), structured as a term loan bearing interest at 1.17% plus the one-week London Interbank Offered Rate (“LIBOR”). Midland Receivables 99-1 Corporation, issued securitized non-recourse notes in the amount of $28.9 million (“Securitization 99-1”), bearing interest at 10% per annum. The Warehouse Facility and Securitization 99-1 were collateralized and cross-collateralized by certain charged-off receivables and were insured through a financial guaranty insurance policy.

On April 15, 2003, all obligations related to the Warehouse Facility and Securitization 99-1 were repaid in full. This included payment of the respective debt balances of $5.0 million and $4.6 million for the Warehouse Facility and Securitization 99-1, respectively, and the combined deferred insurance premiums of $1.9 million. The funds to repay these liabilities came from the Litigation Settlement (see Note 3), funds held in related reserve accounts and other internal cash sources. As a result of the payment in full of all obligations related to the Warehouse Facility and Securitization 99-1, the Company now receives 100% of future collections from the related portfolios.

1998 Securitization/Sale

On September 11, 2000, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, repaid non-recourse notes originally issued in the principal amount of $33.0 million in 1998. In connection with this securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. In accordance with Emerging Issues Task Force Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the retained interest is carried at cost; is increased by interest accretion based on estimated future cash receipts; is decreased by actual cash collections; and the unrealized gain is amortized using an effective interest method.

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables as compared to the current carrying value (original cost basis adjusted for interest earned and principal pay downs) of the retained interest. During the first quarter of 2003, the Company lowered its expected yield on the retained interest from an annual return of approximately 44.4% to 7.2% based on estimated net cash flows derived from both historical and projected collections. The income accrued on the retained interest was $0.2 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively.

Provisions for losses are charged to earnings when it is determined that the retained interest’s carrying value is greater than the present value of expected future cash flows. No provision for loss has ever been recorded for the retained interest.

The following summarizes the changes in the balance of the investment in retained interest (in thousands):

	For the Six Months Ended June 30, 2003
	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2002	$7,707	$549	$8,256
Interest accrued	214	–	214
Collections	(4,314)	–	(4,314)
Amortization of unrealized gain	–	(358)	(358)

Balance at June 30, 2003	$3,607	$191	$3,798

	For the Six Months Ended June 30, 2002
	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2001	$15,929	$1,997	$17,926
Interest accrued	3,218	–	3,218
Collections	(9,155)	–	(9,155)
Amortization of unrealized gain	–	(904)	(904)

Balance at June 30, 2002	$9,992	$1,093	$11,085

Note 7: Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	June 30, 2003	December 31, 2002

Furniture, fixtures and equipment	$1,317	$1,192
Computer equipment and software	9,132	8,467
Telephone equipment	1,822	1,704
Leasehold improvements	377	341

	12,648	11,704
Accumulated depreciation and amortization	(9,176)	(8,163)

	$3,472	$3,541

Note 8: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2003	December 31, 2002

Secured financing facility, at Prime Rate plus 3.00%,
and 2.00% for balances in excess of $25.0 million,
7.00% and 6.00%, respectively at June 30, 2003,
due various dates through September 30, 2005	$34,543	$24,984
Senior notes, 6.00% to July 15, 2003 and
8.00% thereafter, due January 15, 2007	7,250	7,250
Notes payable, Securitization 99-1, 10.00%,
repaid April 15, 2003 (Note 6)	–	6,641
Warehouse facility, LIBOR plus 1.17%,
repaid April 15, 2003 (Note 6)	–	5,623
Revolving line of credit at the Prime Rate, 4.00%
at June 30, 2003, due April 15, 2004	–	3,933

	41,793	48,431
Less: unamortized debt discount	(672)	(742)

	$41,121	$47,689

Revolving Line of Credit

The Company entered into the Seventh Amended and Restated Promissory Note effective April 10, 2003 to renew the Company’s revolving line of credit. The revolving line of credit has been reduced from $15.0 million to $5.0 million, carries interest at the Prime Rate, as defined, and matures on April 15, 2004. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. In connection with the guaranty, an aggregate fee of $75,000 per quarter will be paid to such guarantors. At June 30, 2003, the Company had $5.0 million available under this facility.

Senior Notes

In January 2000, the Company obtained financing through the issuance of $10.0 million principal amount senior notes to an institutional investor (“The Senior Notes”). The notes are unsecured obligations of the Company, but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, the Company issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share (see Note 12). The Senior Notes require semi-annual interest payments on January 15 and July 15.

On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 4). In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The net gain on debt forgiveness totaling $4.7 million was reflected as an adjustment to stockholders’ equity. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The remaining $7.3 million in Senior Notes now bear interest at 6.0% per annum until July 15, 2003, and will bear interest at 8.0% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due.

Secured Financing Facility

On December 20, 2000, MRC Receivables Corporation, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $75.0 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off credit card receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual cash flows from the receivable portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility, which is December 31, 2004. The Company is required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility.

As of June 30, 2003, from the inception of the Secured Financing Facility, the Company had purchased charged-off receivable portfolios with a face value of $5.9 billion at a purchase price of approximately $143.3 million or an average cost of 2.44% of face value. During the six months ended June 30, 2003 and June 30, 2002, the Company recorded $7.0 million and $5.0 million, respectively, in contingent interest expense relating to the residual cash flow sharing agreement. Total cash payments made related to the contingent interest were $7.1 million during the six months ended June 30, 2003, and $0.5 million during the six months ended June 30, 2002. The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $72.0 million at June 30, 2003. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants became exercisable in three equal tranches triggered at the time the Company had drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002. Accordingly, warrants representing 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2002 and June 30, 2003.

Note 9: Income Taxes

The provision for income tax expense for the six-month period ended June 30, 2003, reflects tax expense at an effective rate of 40.1%. This consists primarily of a provision for Federal income taxes of 32.0% (which is net of a benefit for state income taxes of 2.0%), a provision for state income taxes of 8.0%, and the effect of permanent book versus tax differences. The provision for income tax expense for the six-month period ended June 30, 2002 reflects tax expense at an effective rate of 28.2%, which consisted of the deferred tax impact of the decrease in the unrealized gain and the effect of the change in the deferred tax asset valuation allowance which was in existence during such period.

The Company had Federal, Arizona state, and California state net operating loss carry-forwards of approximately $14.1 million, $4.9 million and $3.2 million, respectively, as of December 31, 2002. The Company anticipates utilizing all of its Federal and Arizona state net operating loss carry-forwards during 2003. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. Therefore, if certain changes in the Company’s ownership should occur, there could be a significant annual limitation on the amount of loss carry-forwards and future recognized losses that can be utilized and ultimately some amount of loss carry-forwards may not be available. The remaining net operating losses for Federal purposes generated in 2000 and 2001 of $4.8 million and $9.2 million, respectively, expire in 2020 and 2021, respectively. The remaining net operating losses for Arizona state income tax purposes generated in 2000 and 2001 of $0.2 million and $4.7 million, respectively, expire in 2010 and 2011, respectively. The remaining net operating losses for California state income tax purposes generated in 2000 and 2001 of $0.7 million and $2.5 million, respectively, expire in 2012 and 2013, respectively. Utilization of California net operating losses has been suspended by the State of California until 2004.

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2002, the Company continued to believe that some uncertainty existed with respect to the future utilization of net operating losses and other deferred tax assets; therefore, the Company provided a full valuation allowance relating to such items arising in 2002. As of June 30, 2002, net deferred tax assets were zero after the application of the valuation allowance. During the fourth quarter of 2002, the Company determined that the utilization of net operating losses and other deferred tax assets were more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002.

Note 10: Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period.

The following is a reconciliation from basic earnings per share to diluted earnings per share for the three and six-month periods ended June 30, 2003, and 2002, respectively (in thousands, except for earnings per share):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net income	$3,309	$692	$11,476	$926
Preferred dividends	(126)	(125)	(251)	(185)

Net income available to common stockholders	$3,183	$567	$11,225	$741

Weighted-average shares outstanding	7,421	7,367	7,416	7,265
Incremental shares from assumed conversion of
warrants, options, and preferred stock	12,579	10,471	12,307	7,671

Adjusted weighted-average shares outstanding	20,000	17,838	19,723	14,936

Earnings per share - Basic	$0.43	$0.08	$1.51	$0.10

Earnings per share - Diluted	$0.17	$0.04	$0.58	$0.06

For the three and six months ended June 30, 2002, 1,035,000 stock options and 466,182 stock warrants were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. All potentially dilutive common stock equivalents were included in the computation of diluted earnings per share for the three and six months ended June 30, 2003.

   Note 11: Stock Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, permits the grant of stock or options to employees, directors and consultants. A total of 2,600,000 shares were approved by the stockholders for issuance under the 1999 Plan. Options may be granted at prices that exceed 85% of the fair market value on the date of the grant, and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Board of Directors.

In May 2003, the Company’s board of directors approved the issuance of stock options to two key employees to purchase a total of 7,500 shares of the Company's common stock at an exercise price of $4.50. The options vest ratably over three years commencing May 2004.

In April 2003, the Company’s board of directors approved the issuance of stock options to an officer to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.95 per share. The options vest ratably over three years, commencing April 2004.

In January 2003, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 278,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The options vest ratably over three years, commencing in January 2004.

In September 2002, the Company’s board of directors approved issuance of stock options for certain executive officers of the Company to purchase a total of 624,999 shares of the Company’s common stock at an exercise price of $0.51 per share. The options vest upon the earlier of (i) an acquisition at a price in excess of $5.00 per share by any party of 60% or more of the Company’s common and preferred stock (on an as converted and fully diluted basis) other than by the Company’s current major institutional investors or any affiliate thereof, (ii) the completion of one or more secondary public offerings at a price in excess of $5.00 per share by all Encore shareholders owning more than 10% of the Company’s common and preferred stock (on an as converted basis and fully diluted basis) as of October 24, 2002, of more than one half of each of their then current equity ownership interest (on an as converted and fully diluted basis) as of the effective date of the registration statement, or (iii) five years from the date of grant.

In July 2002, the Company’s board of directors approved issuance of stock options to an officer to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.52 per share. The option vests over three years with the first vesting date in July of 2003. Also, during 2002, 50,000 stock options previously issued to an officer expired upon their separation from the Company.

In January 2002, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 161,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options vest ratably over three years, commencing in January 2003.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted

Outstanding at December 31, 2002	1,820,999	$0.35 - 1.00	$0.76
Granted	336,000	1.30 - 4.50	1.62	$1.36

Cancelled	(99,166)	0.35 - 1.30	0.86
Exercised	(20,334)	0.35 - 1.00	0.67

Outstanding at June 30, 2003	2,037,499	$0.35 - 4.50	$0.90

The following table summarizes outstanding and exercisable options at June 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price

$0.35-$0.52	800,499	$0.49	9.1 years	37,500	$0.35
1.00	910,000	1.00	7.0 years	641,250	1.00
1.30	269,500	1.30	9.6 years	–	–
2.95	50,000	2.95	9.8 years	–	–
4.50	7,500	4.50	9.9 years	–	–

$0.35-$4.50	2,037,499	$0.90	8.3 years	678,750	$0.96

Note 12: Common Stock Warrants

In connection with the issuance of $10.0 million of 12.0% senior notes to an institutional lender in January 2000 (see Note 7), the Company issued warrants to the lender and to Triarc to acquire 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. The Company also paid a fee to Triarc in the amount of $0.2 million as consideration of Triarc’s guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the value of the warrants for allocation to the $10.0 million principal amount. The warrants were valued at $3.05 per share and, thus, recorded as a component of stockholders’ equity (deficit) in the amount of $1.6 million with the same amount recorded as debt discount relating to the $10.0 million note payable. The $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants, resulting in a remaining debt discount balance of $0.7 million at June 30, 2003. The agreements pursuant to which the warrants were issued contain anti-dilution provisions which, during the year ended December 31, 2001, resulted in the issuance to the lender and Triarc of additional warrants to purchase shares of the Company’s common stock totaling 5,241 and 1,275, respectively, at the $0.01 per share. The anti-dilution warrants were valued at $3,000 and recorded as a component of stockholders’ equity (deficit) and as debt discount relating to the $10.0 million note payable. During 2002, the institutional lender forgave warrants to purchase 200,000 shares of the Company’s common stock (see Notes 4 and 8).

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

The following table summarizes outstanding and exercisable common stock warrants at June 30, 2003:

	Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding & Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Life

$0.01	335,087	$0.01	1.5 Years
1.00	621,576	1.00	2.5 Years

$0.01-1.00	956,663	$0.65	2.2 Years

Note 13: Commitments and Contingencies

Litigation

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against our wholly-owned subsidiary Midland Credit Management, Inc. and two unaffiliated financial institutions. Plaintiff’s first amended complaint purports to assert claims for alleged violations of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the first amended complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The first amended complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the first amended complaint, plus certain other relief. The defendants filed motions to dismiss the first amended complaint, and those motions were denied by the Court on July 30, 2003. Plaintiff has not yet filed her motion for class certification. At present, plaintiff is seeking leave to file a second amended complaint to expand the putative class to a nationwide class with respect to the non-local claims asserted.

There are a number of additional lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of the Company’s employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience; the information currently available; and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, may determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position or results of operations in any future reporting periods.

The Company does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

Leases

The Company entered into a capital lease in June of 2003 for the purchase of certain computer equipment in the amount of $0.5 million. This lease is non-cancelable and expires in June of 2006. The Company is also party to other various operating and capital leases with respect to its facilities and equipment. Please refer to the Company’s consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission for discussion of these leases.

Put-backs of Sold Receivables

As an alternative to collection, the Company may elect to sell certain purchased receivables. The sale agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of June 30, 2003 in its unaudited interim condensed consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement

The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $1.0 million and $1.9 million for the six months ended June 30, 2003 and 2002, respectively. In February of 2003, the Company returned all exhausted receivables to the owner of the portfolios; however, it has retained the servicing rights for certain receivables in active work queues and those placed with its attorney network. As a result of this action, the Company anticipates a decline in service fee income related to these receivables.

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

Deferred Compensation

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of June 30, 2003, both the current vested liability and the plan assets approximated $1.2 million and are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets, respectively. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Self Insured Health Benefits Plan

Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40 thousand per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. As of June 30, 2003, the Company recorded a reserve for unpaid claims in the amount of $0.1 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to the end of the period, June 30, 2003.

Note 14: Subsequent Event

On July 25, 2003, NCC-1, a wholly-owned bankruptcy-remote, special-purpose entity, entered into a $1.8 million secured financing arrangement (“Secured Financing”). The Secured Financing provided for a 75% advance rate with respect to four purchased receivable portfolios of alternate paper types. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. This Secured Financing is collateralized by charged-off receivables from three receivable portfolios, with an aggregate carrying value of $1.3 million as of June 30, 2003, plus an additional receivable portfolio with a net carrying value of $1.1 million that was purchased in July of 2003, for an aggregate carrying value of $2.4 million. This financing arrangement does not require the Company to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company until the debt is paid.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Encore Capital Group, Inc. as of and for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. (See Part II — Other Information.)

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The following table summarizes our collections, revenues, operating expenses, and income before taxes (in thousands):

	For the Six Months Ended June 30
	2003	2002	Change	Percentage Change

Gross Collections	$93,733	$69,620	$24,113	34.6%

Revenue	$56,514	$38,325	$18,189	47.5%
as a percentage of gross collections	60.3%	55.0%

Operating expenses	$35,684	$29,181	$6,503	22.3%
as a percentage of gross collections	38.1%	41.9%

Income before taxes*	$11,953	$1,289	$10,664	827.3%
as a percentage of gross collections	12.8%	1.9%

  *  Does not include the net gain of $7.2 million associated with the Litigation Settlement for the six months ended June 30, 2003.

Collections

Gross collections for the six months ended June 30, 2003 were $93.7 million compared to gross collections of $69.6 million for the six months ended June 30, 2002, an increase of $24.1 million or 34.6%. The increased collections are primarily derived from new portfolios purchased since December of 2000 utilizing our Secured Financing Facility. Collections related to portfolios utilizing our Secured Financing Facility were $75.9 million for the six months ended June 30, 2003, compared to gross collections of $43.0 million for the six months ended June 30, 2002, an increase of $32.9 million or 76.5%.

Revenues

Total revenues for the six months ended June 30, 2003 were $56.5 million compared to total revenues of $38.3 million for the six months ended June 30, 2002, an increase of $18.2 million or 47.5%. The increase in total revenues is primarily the result of a $24.1 million or a 34.6% increase in gross collections from $69.6 million for the six months ended June 30, 2002 to $93.7 million for the six months ended June 30, 2003. The increase is primarily from revenue from receivable portfolios, which increased $22.0 million or 66.3%, to $55.2 million from $33.2 million for the six months ended June 30, 2003 and 2002, respectively. Revenue from the retained interest in securitized receivables declined by $3.0 million, from $3.2 million for the six months ended June 30, 2002 to $0.2 million for the six months ended June 30, 2003. This reflects declines in cash collections in the underlying portfolios. As a result we lowered our expected yield on the retained interest from approximately 44.4% to 7.2% per annum. The increase was further offset by a decrease in servicing fees of $0.8 million, a 44.4% decrease, from $1.8 million for the six months ended June 30, 2002 to $1.0 million for the six months ended June 30, 2003.

The $22.0 million increase in revenue from receivable portfolios for the six months ended June 30, 2003 compared to the same period in the prior year is primarily attributable to new portfolios purchased during the third and fourth quarters of 2002, as well as the first quarter of 2003. During the six months ended December 31, 2002, we acquired new portfolios with a face value in excess of $1.6 billion at a cost of $38.9 million, which represented 2.47% of face value. During the three months ended March 31, 2003, we purchased additional portfolios with a face value of $0.6 billion at a cost of $18.8 million, or 3.19% of face value. These purchased portfolios provided $21.2 million of revenue during the six months ended June 30, 2003.

We service a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $1.0 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively. In February of 2003, we returned all exhausted receivables to the owner. We have, however, retained the servicing rights for those certain receivables in active work queues and those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to decrease.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Six Months Ended June 30, 2003
	Accrual	Cost
	Basis	Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable
portfolios	45,073	–	–	45,073
Transfers of portfolios	(1,458)	1,458	–	–
Collections	(79,338)	(1,239)	(5,815)	(86,392)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(498)	(2)	(4)	(504)
Revenue recognized	49,438	–	5,819	55,257

Balance, end of period	$75,778	$1,132	$–	$76,910

Revenue as a percentage of
collections	62.3%	0%	100.0%	64.0%

	For the Six Months Ended June 30, 2002
	Accrual	Cost
	Basis	Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total
Balance, beginning of period	$45,671	$1,330	$–	$47,001
Purchases of receivable
portfolios	23,622	–	–	23,622
Transfers of portfolios	(929)	929	–	–
Collections	(51,870)	(493)	(2,267)	(54,630)
Adjustments	(258)	(131)	–	(389)
Revenue recognized	30,965	–	2,267	33,232

Balance, end of period	$47,201	$1,635	$–	$48,836

Revenue as a percentage of
collections	59.7%	0%	100.0%	60.8%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 155.2% for the six months ended June 30, 2003, compared to 142.3% for the six months ended June 30, 2002. The increase in the effective interest rate is primarily due to the increasing proportion of our investment in receivable portfolios purchased since mid-2000 that have a higher effective rate than those portfolios purchased prior to mid-2000. The annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded our expectations. As a result, we are currently in the process of updating our model to estimate the impact of our new collection strategies on the forecasted remaining cash flows of our receivable portfolios. This model will consider all the known data about our customers' accounts, including, among others, our collection experience, changes in external customer factors in addition to all data known when we acquired the accounts. It is our expectation that the results of this model will be implemented during the fourth quarter of 2003 or the first quarter of 2004; however, prior to implementation, substantial validation procedures will be required. Accordingly, the implementation of this model may take more time. The resulting increases or decreases of forecasted cash flows as a result of applying this model, if any, will have a corresponding increase or decrease to our effective interest rates.

The following tables summarize the changes in the balance of the retained interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Six Months Ended June 30
	2003	2002

Balance, beginning of period	$8,256	$17,926
Collections	(4,314)	(9,155)
Amortization of unrealized gain	(358)	(904)
Revenue recognized	214	3,218

Balance, end of period	$3,798	$11,085

Revenue as a percentage of collections	5.0%	35.2%

The annualized effective interest rate for the retained interest was 7.2% for the six months ended June 30, 2003, compared to 44.4% for the six months ended June 30, 2002. During the first quarter of 2003, we lowered our expected yield on the retained interest based on our estimated net cash flows derived from both historical and projected collections.

Operating expenses

Total operating expenses were $35.7 million for the six months ended June 30, 2003, compared to $29.2 million for the six months ended June 30, 2002, an increase of $6.5 million or 22.3%. This increase is primarily volume-related, driven by a 34.6% increase in gross collections.

The largest component of total operating expenses is salaries (including bonuses) and employee benefits which increased by $1.9 million or 11.2% to $19.1 million for the six months ended June 30, 2003 from $17.2 million for the six months ended June 30, 2002. The increase in salaries and benefits is the result of an increase in the number of our employees as well as an increase in bonuses due to higher gross collections. We had 691 active employees as of June 30, 2003, and 546 active employees as of June 30, 2002, an increase of 145 employees, or 26.6%. The average number of active employees was 649 and 563 for the six months ended June 30, 2003 and 2002, respectively. Total salaries and benefits as a percentage of collections for the six-month periods ended June 30, 2003 and 2002 were 20.4% and 24.7%, respectively. We believe our success is directly related to our ability to attract and retain skilled employees. The retention rate of experienced collectors (experienced collectors employed at the beginning of the year and who remained employed through the end of the period) was 86% and 93% for the six month periods ended June 30, 2003 and 2002, respectively, while the retention rate of inexperienced collectors (inexperienced collectors in our training program employed at the beginning of the year, plus all new hires during the year and who remained employed through the end of the period) was 75% and 72% for the six month periods ended June 30, 2003 and 2002, respectively. Our high collector retention rates along with our innovative alternative collection strategies have resulted in an increase of 16.7% in monthly average collections of $24,082 and $20,645 per average active employee during the six months ended June 30, 2003 and 2002, respectively. Our average monthly gross collections were $15.6 million and $11.6 million during the six months ended June 30, 2003 and 2002, respectively.

Other operating expenses increased approximately $1.7 million, or 49.7%, to $5.0 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002. The increase was primarily a result of a $1.5 million increase in direct mail campaign costs during the six months ended June 30, 2003.

Cost of legal collections increased 68.2% to $7.5 million for the six months ended June 30, 2003 from $4.5 million for the six months ended June 30, 2002. The $7.5 million in cost of legal collections amounted to 40.3% of gross collections through this channel for the six months ended June 30, 2003. That compares to the cost of legal collections of $4.5 million for the six months ended June 30, 2002, which were 34.7% of gross collections through this channel. This expense reflects costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. The cost of legal collections as a percentage of collections in this channel have increased as a result of a higher provision for un-collectible court costs incurred. The higher provision is based on our analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve represents those costs that we believe will be ultimately uncollectible.

General and administrative expenses were consistent at $3.0 million for both periods. We maintained consistent general and administrative expenses despite the increase in gross collections and revenue discussed above.

Depreciation expense also remained consistent at $1.0 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

Interest expense

For the six months ended June 30, 2003, total interest expense including fees and amortization of other loan costs was $9.0 million on average borrowings for the period of $43.4 million, reflecting an effective interest rate of 41.4% for the period. The interest only portion of this total amounted to $1.4 million, for an effective annualized interest rate of approximately 6.4%. The remaining portion of interest expense consists primarily of contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender. For the six months ended June 30, 2002, total interest expense including fees and amortization of other loan costs was $8.0 million on average borrowings of $60.3 million, reflecting an effective interest rate of 26.6% for the period. The interest only portion of this total amounted to $2.0 million, for an effective annualized interest rate of approximately 6.6%. The remaining portion of interest expense consists primarily of contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender.

As discussed in Note 8 to the unaudited interim condensed consolidated financial statements, we expensed $7.0 million and $5.0 million related to the sharing of residual collections with our Secured Financing Facility lender for the six months ended June 30, 2003 and 2002, respectively, resulting in an increase in contingent interest expense of $2.0 million. The $1.0 million decrease in total interest expense consisted of a $2.0 million increase in total contingent interest expense offset primarily by a reduction in interest expense reflecting the repayment in full of Securitization 99-1, the Warehouse facility, and the revolving line of credit. These three facilities had a combined debt balance that totaled $24.7 million as of June 30, 2002, and were repaid in full as of June 30, 2003 (see Note 8 to the unaudited interim condensed consolidated financial statements).

Other income and expense

For the six months ended June 30, 2003, total other income was $7.3 million, compared to $0.2 million for the six months ended June 30, 2002. We recorded a pretax net gain of $7.2 million in other income during the first quarter of 2003 related to the Litigation Settlement. The net gain is comprised of the net proceeds of $7.9 million, reduced by the carrying value of the related receivable portfolios as of March 31, 2003, which was $0.7 million (see Note 3 to the unaudited interim condensed consolidated financial statements).

Income taxes

For the six months ended June 30, 2003, we recorded an income tax provision of $7.7 million, which is an effective rate of 40.1% of pretax income. For the six months ended June 30, 2002, we recorded an income tax provision of $0.4 million, reflecting an effective rate of 28.2%, which represented the deferred tax impact of the decrease in the unrealized gain on the retained interest (see Notes 6 and 9 to the unaudited interim condensed consolidated financial statements). The provision for that period excluded taxes on pre-tax income as a result of changes in the valuation reserve on our deferred tax assets, which existed at that time. During the fourth quarter of 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002. The utilization of our California net operating losses has been suspended by the State of California until 2004. Furthermore, we anticipate utilizing all of our Federal and Arizona state net operating loss carryforwards during 2003.

Net Income

For the six months ended June 30, 2003, we recognized net income of $11.5 million compared to net income of $0.9 million for the six months ended June 30, 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The following table summarizes our collections, revenues, operating expenses, and income before taxes (in thousands):

	For the Three Months Ended June 30
	2003	2002	Change	Percentage Change

Gross Collections	$46,650	$35,780	$10,870	30.4%

Revenue	$28,391	$20,129	$8,262	41.0%
as a percentage of gross collections	60.9%	56.3%

Operating expenses	$18,293	$15,369	$2,924	19.0%
as a percentage of gross collections	39.2%	43.0%

Income before taxes	$5,567	$836	$4,731	565.9%
as a percentage of gross collections	11.9%	2.3%

Collections

Gross collections for the three months ended June 30, 2003 were $46.7 million compared to gross collections of $35.8 million for the three months ended June 30, 2002, an increase of $10.9 million or 30.4%. The increased collections are primarily derived from new portfolios purchased under our Secured Financing Facility. Collections related to portfolios utilizing our Secured Financing Facility were $38.8 million for the three months ended June 30, 2003 compared to gross collections of $22.7 million for the three months ended June 30, 2002, and increase of $16.1 million or 70.8%.

Revenues

Total revenues for the three months ended June 30, 2003 were $28.4 million compared to total revenues of $20.1 million for the three months ended June 30, 2002, an increase of $8.3 million or 41%. The increase in total revenues is primarily the result of a $10.9 million or a 30.4% increase in gross collections from $35.8 million for the three months ended June 30, 2002 to $46.7 million for the three months ended June 30, 2003. The increase is primarily from revenue from receivable portfolios, which increased $10.0 million or 55.7%, to $28.0 million from $18.0 million for the three months ended June 30, 2003 and 2002, respectively. Revenue from the retained interest in securitized receivables declined $1.3 million, from $1.4 million for the three months ended June 30, 2002 to $0.1 million for the three months ended June 30, 2003. This reflects declines in cash collections in the underlying portfolios. As a result, we lowered our expected yield on the retained interest from approximately 44.7% to 7.5% per annum. Service fees and other related income declined by $0.4 million, a 58.1% decrease, from $0.7 million for the three months ended June 30, 2002 to $0.3 million for the three months ended June 30, 2003.

The $10.0 million increase in revenue from receivable portfolios for the three months ended June 30, 2003 compared to the same period in the prior year is primarily attributable to new portfolios purchased during the third and fourth quarters of 2002, as well as the first quarter of 2003. During the six months ended December 31, 2002, we acquired new portfolios with a face value of approximately $1.6 billion at a cost of $38.9 million, which represented 2.47% of face value. During the three months ended March 31, 2003, we purchased additional portfolios with a face value of $0.6 billion at a cost of $18.8 million, or 3.19% of face value. These purchased portfolios provided $10.7 million of revenue during the three months ended June 30, 2003.

We service a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.3 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively. In February of 2003, we returned all exhausted receivables to the owner. We have, however, retained the servicing rights for those certain receivables in active work queues or those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to decline.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Three Months Ended June 30, 2003
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$65,465	$1,426	$–	$66,891
Purchases of receivable
portfolios	26,271	–	–	26,271
Transfers of portfolios	(318)	318	–	–
Collections	(40,131)	(609)	(3,263)	(44,003)
Adjustments	(247)	(3)	–	(250)
Revenue recognized	24,738	–	3,263	28,001

Balance, end of period	$75,778	$1,132	$–	$76,910

Revenue as a percentage of
collections	61.6%	0%	100.0%	63.6%

	For the Three Months Ended June 30, 2002
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$47,862	$1,052	$–	$48,914
Purchases of receivable
portfolios	10,478	–	–	10,478
Transfers of portfolios	(929)	929	–	–
Collections	(26,871)	(346)	(1,188)	(28,405)
Adjustments	(136)	–	–	(136)
Revenue recognized	16,797	–	1,188	17,985

Balance, end of period	$47,201	$1,635	$–	$48,836

Revenue as a percentage of
collections	62.5%	0%	100.0%	63.3%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 153.5% for the three-month period ended June 30, 2003, compared to 155.7% for the three-month period ended June 30, 2002. The effective interest rates are generally consistent for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded our expectations. As a result, we are currently in the process of updating our model to estimate the impact of our new collection strategies on the forecasted remaining cash flows of our receivable portfolios. This model will consider all the known data about our customers' accounts, including, among others, our collection experience, changes in external customer factors in addition to all data known when we acquired the accounts. It is our expectation that the results of this model will be implemented during the fourth quarter of 2003 or the first quarter of 2004; however, prior to implementation, substantial validation procedures will be required. Accordingly, the implementation of this model may take more time. The resulting increases or decreases of forecasted cash flows as a result of applying this model, if any, will have a corresponding increase or decrease to our effective interest rates.

The following tables summarize the changes in the balance of the retained interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Three Months Ended June 30
	2003	2002

Balance, beginning of period	$5,446	$14,775
Collections	(1,588)	(4,749)
Amortization of unrealized gain	(146)	(360)
Revenue recognized	86	1,419

Balance, end of period	$3,798	$11,085

Revenue as a percentage of collections	5.4%	29.9%

The annualized effective interest rate for the retained interest was 7.5% for the three months ended June 30, 2003, compared to 44.7% for the three months ended June 30, 2002. During the first quarter of 2003, we lowered our expected yield on the retained interest based on our estimated net cash flows derived from both historical and projected collections.

Operating expenses

Total operating expenses were $18.3 million for the three months ended June 30, 2003, compared to $15.4 million for the three months ended June 30, 2002, an increase of $2.9 million or 19.0%. This increase is primarily volume-related, driven by a 30.4% increase in gross collections.

The largest component of total operating expenses is salaries (including bonuses) and employee benefits which increased by $0.6 million or 6.1% to $9.5 million for the three months ended June 30, 2003 from $8.9 million for the three months ended June 30, 2002. The increase in salaries and benefits is the result of an increase in the number of our employees as well as an increase in bonuses due to higher gross collections. We had 691 active employees as of June 30, 2003, and 546 active employees as of June 30, 2002, an increase of 145 employees, or 26.6%. The average number of active employees was 670 and 557 for the three months ended June 30, 2003 and 2002, respectively. Total salaries and benefits as a percentage of collections for the three-month periods ended June 30, 2003 and 2002 were 20.3% and 25.0%, respectively. We believe our success is directly related to our ability to attract and retain skilled employees. The retention rate of experienced collectors (experienced collectors employed at the beginning of the year and who remained employed through the end of the period) was 92% and 97% for the three month periods ended June 30, 2003 and 2002, respectively, while the retention rate of inexperienced collectors (inexperienced collectors in our training program employed at the beginning of the year, plus all new hires during the year and who remained employed through the end of the period) was 82% and 86% for the three month periods ended June 30, 2003 and 2002, respectively. Our high collector retention rates along with our innovative alternative collection strategies have resulted in an increase of 8.3% in monthly average collections of $23,200 and $21,412 per average active employee during the three months ended June 30, 2003 and 2002, respectively. Our average monthly gross collections were $15.5 million and $11.9 million during the three months ended June 30, 2003 and 2002, respectively.

Other operating expenses increased approximately $0.8 million, or 43.4%, to $2.6 million for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002. The increase was principally related to a $0.5 million increase in direct mail campaign costs during the three months ended June 30, 2003.

Cost of legal collections increased 69.6% to $4.2 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002. The $4.2 million in cost of legal collections amounted to 42.5% of gross collections through this channel for the three months ended June 30, 2003. Cost of legal collections amounted to 36.3% of gross collections through this channel for the three months ended June 30, 2002. This expense reflects costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. The cost of legal collections as a percentage of collections in this channel have increased due to a higher provision for un-collectible court costs incurred. The higher provision is based on our analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve represents those costs that we believe will be ultimately uncollectible.

General and administrative expenses were consistent at $1.5 million for both periods. We maintained consistent general and administrative expenses despite the increase in gross collections and revenue discussed above.

Depreciation expense also remained consistent at $0.5 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively.

Interest expense

For the three months ended June 30, 2003, total interest expense including fees and amortization of other loan costs was $4.5 million on average borrowings for the period of $39.5 million, reflecting an effective interest rate of 45.6% for the period. The interest only portion of this total amounted to $0.7 million, for an effective annualized interest rate of approximately 7.1%. The remaining portion of interest expense primarily consists of contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender. For the three months ended June 30, 2002, total interest expense including fees and amortization of other loan costs was $4.0 million on average borrowings of $57.7 million, reflecting an effective interest rate of 27.7% for the period. The interest only portion of this total amounted to $0.9 million, for an effective annualized interest rate of approximately 6.2%. The remaining portion of interest expense primarily consists of contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender.

As discussed in Note 8 to the unaudited interim condensed consolidated financial statements, we expensed $3.7 million and $2.6 million related to the sharing of residual collections with our Secured Financing Facility lender for the three months ended June 30, 2003 and 2002, respectively, resulting in an increase in contingent interest expense of $1.1 million. The $0.5 million decrease in total interest expense consisted of the $1.1 million increase in total contingent interest expense offset primarily by the reduced interest expense due to the repayment in full of Securitization 99-1, the Warehouse facility, and the revolving line of credit. These three facilities had a combined debt balance that totaled $24.7 million as of June 30, 2002, and were repaid in full as of June 30, 2003 (see Note 6 to the unaudited interim condensed consolidated financial statements).

Income taxes

For the three months ended June 30, 2003, we recorded an income tax provision of $2.3 million, which is an effective rate of 40.6% of pretax income. For the three months ended June 30, 2002, we recorded an income tax provision of $0.1 million, reflecting an effective rate of 17.2%, which represented the deferred tax impact of the decrease in the unrealized gain on the retained interest (see Notes 6 and 9 to the unaudited interim condensed consolidated financial statements). The provision for that period excluded taxes on pre-tax income as a result of changes in the valuation reserve on our deferred tax assets that existed at that time. During the fourth quarter of 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002. The utilization of our California net operating losses has been suspended by the State of California until 2004. Furthermore, we anticipate utilizing all of our Federal and Arizona state net operating loss carryforwards during 2003.

Net Income

For the three months ended June 30, 2003, we recognized net income of $3.3 million compared to net income of $0.7 million for the three months ended June 30, 2002.

Liquidity and Capital Resources

Liquidity

For the six months ended June 30, 2003, we realized net income of $11.5 million, which included the after tax effect of $4.4 million resulting from the Litigation Settlement (see Note 3 to the unaudited interim condensed consolidated financial statements). For the twelve months ended December 31, 2002, we realized net income of $13.8 million, which included the restoration of a $6.8 million net deferred tax asset (see Note 9 to the unaudited interim condensed consolidated financial statements). After taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter of 2002, stockholders’ equity increased to $19.5 million at December 31, 2002, as compared to a deficit of $2.4 million at December 31, 2001. As of June 30, 2003, our stockholders’ equity increased to $30.6 million. We are in compliance with all covenants under our financing arrangements. We have also achieved positive cash flows from operations of $19.7 million during the first six months of 2003, as compared to $5.9 million for the same period in 2002. We also achieved positive cash flows from operations of $24.7 million during the year ended December 31, 2002, as compared to $8.9 million during the year ended December 31, 2001. We have also achieved six consecutive quarters of positive net income.

We believe that there is sufficient liquidity, given our expectation of continued positive cash flows from operations, the transactions that occurred in February of 2002 (see Note 4 to the unaudited interim condensed consolidated financial statements), the availability under the Revolving Line of Credit (see Note 8 to the unaudited interim condensed consolidated financial statements) and Secured Financing Facility (see Note 8 to the unaudited interim condensed consolidated financial statements), the repayment of Securitization 99-1 and the Warehouse facility, (see Note 6 to the unaudited interim condensed consolidated financial statements), and our recent Secured Financing (see Note 14 to the unaudited interim condensed consolidated financial statements), to fund operations for at least the next 12 months. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, be able to renew our financing arrangements, and continue to satisfy our covenants related to debt financing.

Capital Resources

Secured Financing. On July 25, 2003, through a wholly-owned, bankruptcy-remote, special-purpose entity, we entered into a $1.8 million secured financing arrangement (“Secured Financing”). The Secured Financing provided for a 75% advance rate with respect to four purchased receivable portfolios of alternate paper types. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. This Secured Financing is collateralized by charged-off receivables from three receivable portfolios, with an aggregate carrying value of $1.3 million as of June 30, 2003 plus an additional receivable portfolio with a net carrying value of $1.1 million that was purchased in July of 2003, for an aggregate carrying value of $2.4 million. This financing arrangement does not require us to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company until the debt is paid. (see Note 14 to the unaudited interim condensed consolidated financial statements)

Secured Financing Facility. On December 20, 2000, through a wholly-owned bankruptcy-remote, special-purpose entity, we entered into a $75.0 million secured financing facility (“The Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The applicable interest rate is 1.0% lower on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and we have been repaid our investment, we share with the lender the residual collections from the receivable portfolios, net of our servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility, which is December 31, 2004.

The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors against us. In conjunction with the Secured Financing Facility, we issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments, all of which are exercisable as of June 30, 2003.

We are required to give the lender the opportunity to fund all of our purchases of charged-off credit card receivables with advances on the Secured Financing Facility. From the inception of the Secured Financing Facility through June 30, 2003, we purchased portfolios utilizing this facility at an aggregate purchase price of $143.3 million ($128.3 million of which was financed through this facility). As of June 30, 2003, there was $34.5 million outstanding under the facility (see Note 8 to the unaudited interim condensed consolidated financial statements). During the six months ended June 30, 2003, we repaid $29.4 million in principal, $1.0 million in interest, and $7.1 million in contingent interest, pursuant to the residual collection sharing arrangement under the Secured Financing Facility.

As discussed in Note 8 of the unaudited interim condensed consolidated financial statements, we currently fund our credit card portfolio purchases through our Secured Financing Facility. This facility generally provides a 90% advance rate with respect to each qualified receivable portfolio purchased.

The following table summarizes our repayment of debt related to our receivable purchases under the Secured Financing Facility for the following periods as of June 30, 2003 (in millions):

Period	Secured Financing Facility Original Borrowings	Remaining Balance as of June 30, 2003	Percent Remaining

2001	$35.0	Less than $0.1	0.1%
Q1 2002	11.7	0.1	1.2%
Q2 2002	9.4	0.7	6.9%
Q3 2002	18.1	1.8	10.1%
Q4 2002	15.1	6.3	41.9%
Q1 2003	17.0	8.2	48.2%
Q2 2003	22.0	17.4	79.0%

Total	$128.3	$34.5	26.9%

Revolving Line of Credit. We entered into the Seventh Amended and Restated Promissory Note effective April 10, 2003, to renew our revolving line of credit. Availability under the revolving line of credit, which carries interest at the Prime Rate and matures on April 15, 2004, was reduced from $15.0 million to $5.0 million. Certain stockholders of Encore, including Triarc Companies, Inc. (“Triarc”), have guaranteed this unsecured revolving line of credit. In connection with the guaranties, we pay an aggregate fee of $75,000 per quarter to certain of the guarantors/stockholders.

At June 30, 2003, there were no outstanding borrowings under the $5.0 million line of credit. At December 31, 2002, we had outstanding borrowings of $3.9 million and available unused lines of credit in the amount of $11.1 million under this facility. Unrestricted cash as of June 30, 2003 was $4.2 million compared to $0.8 million at December 31, 2002. The recent increase in cash generated from operations has permitted us to avoid borrowing under this line.

Securitizations. In 1998, we engaged in a securitization transaction that was treated as a sale and not as a secured financing transaction. We recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the noteholders. At the time of the transaction, we recorded the retained interest at an allocated basis in the amount of $15.8 million based on its relative fair value. The allocated basis was then adjusted to its fair market value with the difference resulting in an unrealized gain, net of deferred income taxes, recorded as other comprehensive income within the accompanying consolidated statements of stockholders’ equity. The unrealized gain is recalculated on a quarterly basis with the change recorded within the consolidated statements of stockholders’ equity. The income accrued on the retained interest was $9.8 million and $5.7 million for the years ended December 31, 2001 and 2002 respectively, and $0.2 million for the six months ended June 30, 2003. Since repaying the note in September 2000, we have retained all collections of the underlying securitized receivables.

On March 31, 1999, through a bankruptcy remote, special purpose subsidiary, we entered into a $35 million securitized receivables acquisition facility (the “Warehouse Facility”), that was structured as a term loan with a final payment date of December 15, 2004. As of December 31, 2002, the balance outstanding under this facility was $5.6 million (see Note 7 to the 2002 consolidated financial statements). The facility accrued interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) totaling 2.67% per annum at December 31, 2002. The Warehouse Facility was repaid in full on April 15, 2003, including the deferred insurance premium discussed below.

On January 18, 2000, through a bankruptcy remote, special purpose subsidiary, we issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The outstanding balance under this facility was $6.6 million at December 31, 2002 (see Note 7 to the 2002 consolidated financial statements). The Warehouse facility and Securitization 99-1 were insured through a financial guaranty insurance policy. The insurance policy required the payment of base premium on a monthly basis and an additional premium, which was due at the debt maturity. The deferred premium totaled $1.3 million and $1.9 million at December 31, 2001 and 2002, respectively, which was reflected in accounts payable and accrued liabilities (see 2002 consolidated financial statements). The Securitization 99-1, including the deferred insurance premium, was repaid in full on April 15, 2003.

Senior Notes. In January 2000, we obtained financing through the issuance of $10.0 million principal amount senior notes (“The Senior Notes”) to an institutional investor. The notes are our unsecured obligations, but are guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, we issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of our common stock at an exercise price of $0.01 per share (see Note 12). The Senior Notes require semi-annual interest payments on January 15 and July 15; however, during the first two years the notes were outstanding, interest was paid-in-kind through the issuance of additional 12.0% Senior Notes.

On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 4 to the unaudited interim condensed consolidated financial statements). In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The net gain on debt forgiveness totaling $4.7 million was reflected as an adjustment to stockholders’ equity. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The remaining $7.3 million in Senior Notes now bear interest at 6.0% per annum until July 15, 2003, and will bear interest at 8.0% per annum from July 16, 2003 to January 15, 2007, when the entire unpaid amount is due. Since February 2002, we have elected to make the interest payments in cash.

Preferred Stock. As an inducement to the forgiveness of debt discussed above, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore to purchase 1,000,000 shares of Series A Senior Cumulative Participating Convertible Preferred Stock. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of our common stock on a collective basis. This debt forgiveness and sale of preferred stock increased our net worth by $9.3 million. The preferred stock is entitled to dividends and other significant rights and privileges (see Note 2 to the 2002 consolidated financial statements).

Cash Flows and Expenditures

The following table summarizes collections for the six months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended June 30
	2003	2002	Change	Percentage Change

Owned credit card portfolios	$84,790	$53,460	$31,330	58.6%
Owned alternative paper portfolios	1,602	1,170	432	36.9%
Retained interest	4,314	9,155	(4,841)	(52.9)%
Serviced portfolios	3,027	5,835	(2,808)	(48.1)%

Gross collections	$93,733	$69,620	$24,113	34.6%

We collected $93.7 million during the six months ended June 30, 2003 from all portfolios, an increase of $24.1 million, or 34.6%, from the $69.6 million collected during the six months ended June 30, 2002. The source of the improvement was approximately $32.9 million from the Secured Financing Facility portfolios, offset by a decrease of $1.2 million in collections from other owned portfolios, and a decrease in collections on the retained interest of $4.8 million.

Collections on serviced portfolios decreased by $2.8 million during the six months ended June 30, 2003 compared to June 30, 2002. During the six months ended June 30, 2003 we collected approximately $3.0 million on serviced portfolios compared to approximately $5.8 million during the six-month period ended June 30, 2002. In February of 2003, we returned all exhausted receivables to the owner of these portfolios; however, we have retained the servicing rights for certain receivables in active work queues and those placed with our attorney network. As a result of this action, we anticipate a decline in servicing fee income related to these receivables.

Beginning in 2001, we began purchasing charged-off unsecured consumer loans and auto loan deficiencies. We purchased $2.7 million and $1.5 million in these loans during the six months ended June 30, 2003 and 2002, respectively. Collections related to all portfolios of charged-off unsecured consumer loans and auto loan deficiencies amounted to $1.6 million and $1.2 million for each of the six-month periods ended June 30, 2003 and 2002, respectively.

We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Six Months Ended June 30
	2003	2002	Change	Percentage Change

Collection sites	$60,155	$47,116	$13,039	27.7%
Legal collections	18,636	12,870	5,766	44.8%
Sales	12,288	6,376	5,912	92.7%
Other	2,654	3,258	(604)	(18.5)%

Gross collections	$93,733	$69,620	$24,113	34.6%

Cash flows from operations improved $13.8 million from $5.9 million for the six months ended June 30, 2002 to $19.7 million for the six months ended June 30, 2003. This reflects the non-recurring net proceeds from the Litigation Settlement of $7.2 million as well as the 34.6% growth in gross collections, an increase of $24.1 million from the six months ended June 30, 2002 to six months ended June 30, 2003.

Our primary investing activity is the purchase of charged-off receivable portfolios. We purchase receivable portfolios directly from issuers and from resellers as well as through brokers that represent various issuers. Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we generally provide ten percent of each portfolio’s purchase price as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We paid $45.1 million for charged-off receivables during the six months ended June 30, 2003, up $21.5 million or 90.8% from the $23.6 million paid during the six months ended June 30, 2002. The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Purchase Price as a Percentage of Face
Q1 2002	331	$717,822	$13,145	1.83%
Q2 2002	386	514,591	10,478	2.04%
Q3 2002	752	981,471	21,002	2.14%
Q4 2002	380	591,504	17,900	3.03%
Q1 2003	380	589,356	18,802	3.19%
Q2 2003	982	1,177,205	26,271	2.23%

We recovered, in excess of revenue recognized on the accretion method, $35.9 million against the cost basis of our portfolios and our investment in the retained interest during the six months ended June 30, 2003; up $8.6 million from the recoveries of $27.3 million for the six months ended June 30, 2002.

The following table summarizes our purchases and related collections per year of purchase adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition. (in thousands):

Year of Purchase	Adjusted Purchase Price (A)	Cumulative Collections Through June 30, 2003	Collections To Date as a Multiple of Purchase Price

2000	$6,156	$19,101	3.1
2001	38,478	93,976	2.4
2002	61,544	89,218	1.4
2003 (Six Months)	44,902	17,974	0.4

Total	$151,080	$220,269	1.5

(A)	Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

The following table summarizes the concentration of our purchases by seller by year for the following periods adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition (in thousands):

	Concentration of Initial Purchase Cost by Seller
	2000		2001		2002		Six Months - 2003		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%

Seller 1	$–	–	$13,222	33.9%	$20,223	32.3%	$14,615	32.4%	$48,060	31.3%
Seller 2	–	–	2,292	5.9%	23,463	37.5%	3,862	8.6%	29,617	19.3%
Seller 3	–	–	2,463	6.3%	5,214	8.3%	15,435	34.2%	23,112	15.0%
Seller 4	–	–	8,871	22.7%	3,780	6.1%	–	–	12,651	8.2%
Seller 5	–	–	8,375	21.4%	398	0.6%	–	–	8,773	5.7%
Seller 6	–	–	1,167	3.0%	–	–	4,773	10.6%	5,940	3.9%
Seller 7	1,397	20.2%	–	–	1,218	2.0%	–	–	2,615	1.7%
Seller 8	2,590	37.5%	–	–	–	–	–	–	2,590	1.7%
Seller 9	1,078	15.6%	–	–	–	–	–	–	1,078	0.7%
Seller 10	729	10.5%	–	–	–	–	–	–	729	0.5%
Other	1,117	16.2%	2,640	6.8%	8,229	13.2%	6,388	14.2%	18,374	12.0%

	6,911	100.0%	39,030	100.0%	62,525	100.0%	45,073	100.0%	153,539	100.0%
Adjustments
(A)	(755)		(552)		(981)		(171)		(2,459)
Adjusted
cost	$6,156		$38,478		$61,544		$44,902		$151,080
(A)	Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

Capital expenditures for fixed assets were $0.9 million for the six months ended June 30, 2003. During the six months ended June 30, 2003, $0.5 million of the capital expenditures were acquired through a capital lease. The remaining capital expenditures were funded with internal cash flow.

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2003. This reflected $46.6 million in repayment of principal during the six months ended June 30, 2003 and was partially offset by borrowings of $40.0 million during the six months ended June 30, 2003 to fund new portfolio purchases. The repayment of principal includes the repayment in full of Securitization 99-1 and the Warehouse facility as discussed in Notes 3 and 6 of the unaudited interim condensed consolidated financial statements. This compares to borrowings of $28.1 million for the six months ended June 30, 2002 to fund new portfolio purchases and $41.9 million in repayment of principal during the six months ended June 30, 2002 under our existing portfolio financing facilities.

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

Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q as of and for the three and six-month periods ended June 30, 2003, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

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

The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our consolidated results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

  We may not be able to purchase receivables at sufficiently favorable prices, terms, or quantities for us to be successful;
  We may not be able to recover sufficient amounts on our receivables to recover our costs and fund our operations;
  Our industry is highly competitive, and we may be unable to continue to successfully compete with businesses that may have greater resources than we have;
  Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;
  High financing costs currently have an adverse effect on earnings;
  We may be unable to meet our future liquidity requirements;
  We may not be able to continue to satisfy the restrictive covenants in our debt agreements;
  We use estimates in our accounting and our earnings will be reduced if actual results were less than estimated;
  We may be required to change how we treat under performing assets;
  The estimates we use to calculate our tax liabilities may be challenged and result in our paying more income taxes;
  We will begin to pay substantial amounts in income taxes after we fully utilize our federal and Arizona net operating loss carry-forwards in 2003;
  We may not be successful at acquiring portfolios consisting of new types of receivables;
  Government regulation may limit our ability to recover and enforce the collection of receivables;
  We are subject to ongoing risks of litigation, including potential class actions under securities, consumer credit, collections and other laws;
  We may make acquisitions that prove unsuccessful or strain or divert our resources;
  Recent legislative actions, and proposed regulations will require changes in our board of directors and other corporate governance initiatives, which may be difficult and expensive to implement;
  We may not be able to manage our growth or effectively obtain the resources necessary to achieve additional growth;
  We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;
  We depend on our key personnel, the loss of any of whom would adversely affect our operations;
  Our operations are dependent on technology and phone systems;
  We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;
  We could suffer an interruption in services by our attorney network as we undergo a change in how we deal with this network; and
  We may not be able to adequately protect the intellectual property rights upon which we rely.

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

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against our wholly-owned subsidiary Midland Credit Management, Inc. and two unaffiliated financial institutions. Plaintiff’s first amended complaint purports to assert claims for alleged violations of the Fair Debt Collection Practices Act, the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a class of Texas residents allegedly similarly situated. Generally, the first amended complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The first amended complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the first amended complaint, plus certain other relief. The defendants filed motions to dismiss the first amended complaint, and those motions were denied by the Court on July 30, 2003. Plaintiff has not yet filed her motion for class certification. At present, plaintiff is seeking leave to file a second amended complaint to expand the putative class to a nationwide class with respect to the non-local claims asserted.

As previously reported in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed on March 28, 2003, and the Company’s Current Reports on Form 8-K filed on April 7, 2003 and April 17, 2003, Midland Credit and two of Midland Credit’s wholly owned subsidiaries, Midland Funding 98-A Corporation (“98-A”) and Midland Receivables 99-1 Corporation (“99-1”), entered into a settlement with MBNA America Bank, N. A. (“MBNA”) in connection with a lawsuit filed against MBNA in the Superior Court of the State of Arizona, County of Maricopa, in February 2001.

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

As a result of the application of the net settlement proceeds, plus other cash sources, the 98-A Warehouse Facility and Securitization 99-1 were both repaid in full, and the Company now receives 100% of future collections from the related portfolios.

We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, may determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position or results of operations in any future periods.

Index

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 12, 2003).

10.1	First Amendment, dated as of June 26, 2003, to the Credit Agreement by and between MRC Receivables Corporation, as borrower, and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2003).

10.2	Loan and Security Agreement between Midland Funding NCC-1 Corporation and Patriot Capital Markets, LLC, dated as of July 25, 2003 (the “Secured Loan”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2003).

10.3	Servicing Agreement relating to the Secured Loan, dated as of July 25, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 12, 2003).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On May 9, 2003 the Company filed a Current Report on Form 8-K, which contained the Seventh Amended and Restated Promissory Note of Midland Credit Management, Inc. in favor of Bank of America, N.A. dated as of April 10, 2003.

On May 9, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing its unaudited financial results for the first quarter ended March 31, 2003 and which included information under Items 9 and 12 of such form.

On July 22, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing the approval of its application to list its common stock on the NASDAQ National Market and which included information under Item 9 of such form.

On August 4, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing the closing of its secured financing arrangement for alternative paper types and which included information under Item 9 of such form.

ENCORE CAPITAL GROUP, INC.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC. By: /s/ Barry R. Barkley —————————————— Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:    August 12, 2003

Index

Exhibit 31.1

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Carl C. Gregory, III, certify that:

1.	I have reviewed this quarterly report of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2003	By: /s/ Carl C. Gregory, III Carl C. Gregory, III Principal Executive Officer

Index

Exhibit 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Barry R. Barkley, certify that:

1.	I have reviewed this quarterly report of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2003	By: /s/ Barry R. Barkley Barry R. Barkley Principal Financial Officer

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the three and six-month periods ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III
Carl C. Gregory, III
Chief Executive Officer
August 12, 2003

/s/ Barry R. Barkley
Barry R. Barkley
Chief Financial Officer
August 12, 2003

A signed original of this written statement required by Section 906 has been provided to Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.