Form 10-Q
period 2003-09-30
ENCORE CAPITAL GROUP INC
filed 2003-11-12
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 21,302,521 shares of common stock outstanding as of November 7, 2003.

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	September 30, 2003 (unaudited)	December 31, 2002 (A)

Assets
Cash	$10,883	$752
Restricted cash	745	3,105
Investment in receivable portfolios, net (Notes 5 and 6)	78,497	64,168
Investment in retained interest (Note 6)	2,349	8,256
Property and equipment, net (Note 7)	3,156	3,541
Deferred tax asset, net (Note 9)	208	6,813
Other assets	4,135	3,339

Total assets	$99,973	$89,974

Liabilities and stockholders' equity
Accounts payable and accrued liabilities (Note 8)	$10,100	$10,688
Accrued profit sharing arrangement (Note 8)	11,360	11,180
Income tax payable (Note 9)	2,383	531
Notes payable and other borrowings, net of discount
of $634 and $742 as of September 30, 2003, and
December 31, 2002, respectively (Note 8)	42,058	47,689
Capital lease obligations (Note 13)	524	344

Total liabilities	66,425	70,432

Commitments and contingencies (Notes 13 and 14)

Stockholders' equity (Notes 1, 4, 10, 11, 12, 13, and 14):
Convertible preferred stock, $.01 par value, 5,000 shares
authorized, 1,000 shares issued and outstanding
(Liquidation value of $122,000 at September 30, 2003)	10	10
Common stock, $.01 par value, 50,000 shares authorized,
and 7,437 shares and 7,411 shares issued and outstanding
at September 30, 2003 and December 31, 2002, respectively	74	74
Additional paid-in capital	31,558	31,479
Accumulated earnings (deficit)	1,815	(12,388)
Accumulated other comprehensive income	91	367

Total stockholders' equity	33,548	19,542

Total liabilities and stockholders' equity	$99,973	$89,974

(A)	Derived from the audited consolidated financial statements as of December 31, 2002. See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Index

Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Revenues
Revenue from portfolio receivables (Note 5)	$29,148	$21,931	$84,405	$55,164
Revenue from retained interest (Note 6)	59	1,331	272	4,549
Servicing fees and related revenue (Note 13)	332	1,144	1,375	3,019

Total revenues	29,539	24,406	86,052	62,732

Operating expenses
Salaries and employee benefits	9,872	8,820	29,001	26,022
Other operating expenses	3,393	2,198	8,404	5,522
Cost of legal collections	3,983	2,450	11,502	6,919
General and administrative expenses	1,712	1,919	4,725	4,914
Provision for portfolio losses	–	492	–	492
Depreciation and amortization	507	623	1,521	1,815

Total operating expenses	19,467	16,502	55,153	45,684

Income before other income (expense)
and income taxes	10,072	7,904	30,899	17,048
Other income and expense
Interest expense	(4,903)	(5,272)	(13,857)	(13,285)
Other income	21	16	7,310	173

Income before income taxes	5,190	2,648	24,352	3,936
Income tax provision	(2,086)	(127)	(9,773)	(490)

Net Income	3,104	2,521	14,579	3,446

Other comprehensive income:
Increase (decrease) in unrealized gain on
non-qualified deferred compensation plan
assets	42	44	(4)	65
Decrease in unrealized gain on retained
interest
in securitized receivables, net of tax	(58)	(181)	(272)	(722)

Comprehensive income	$3,088	$2,384	$14,303	$2,789

Earnings per share - Basic (Note 10)	$0.40	$0.32	$1.91	$0.43

Earnings per share - Diluted (Note 10)	$0.15	$0.14	$0.73	$0.22

Shares used for computation
Basic (Note 10)	7,435	7,411	7,422	7,311

Diluted (Note 10)	20,197	17,841	19,999	15,911

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Index

Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30

	2003	2002

Operating activities
Gross Collections	$142,828	$108,359
Proceeds from litigation settlement	11,100	–
Less:
Amounts collected on behalf of third parties	(3,982)	(8,636)
Amounts applied to principal of receivable portfolios	(48,715)	(32,916)
Amounts applied to principal of securitization 98-1	(5,453)	(7,096)
Litigation settlement proceeds applied to principal of
receivable portfolios	(692)	–
Legal and other costs related to litigation settlement	(3,198)	–
Servicing fees	1,375	3,020
Operating Expenses
Salaries and employee benefits	(28,777)	(24,833)
Other operating expenses	(8,429)	(6,246)
Collection legal costs	(11,502)	(6,919)
General and administrative	(4,491)	(5,154)
Interest payments	(4,581)	(3,255)
Contingent interest payments	(10,806)	(1,915)
Other income	100	173
Decrease (increase) in restricted cash	2,360	(952)
Income taxes	(1,077)	–

Net cash provided by operating activities	26,060	13,630

Investing activities
Purchases of receivable portfolios	(64,423)	(44,625)
Collections applied to principal of receivable portfolios	48,715	32,916
Litigation settlement proceeds applied to principal of receivable
portfolios	692	–
Collections applied to principal of securitization 98-1	5,453	7,096
Proceeds from put-backs of receivable portfolios	687	766
Purchases of property and equipment	(594)	(604)

Net cash used in investing activities	(9,470)	(4,451)

Financing activities
Proceeds from notes payable and other borrowings	56,489	39,310
Repayment of notes payable and other borrowings	(62,227)	(52,122)
Capitalized loan costs relating to financing arrangement	–	(154)
Proceeds from exercise of common stock options	17	–
Proceeds from exercise of common stock warrants	–	2
Proceeds from sale of preferred stock	–	4,588
Payment of preferred dividend	(375)	(250)
Repayment of capital lease obligations	(363)	(736)

Net cash used in financing activities	(6,459)	(9,362)

Net increase (decrease) in cash	10,131	(183)
Cash, beginning of period	752	1,412

Cash, end of period	$10,883	$1,229

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Nine Months Ended September 30

	2003	2002

Net income	$14,579	$3,446
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,521	1,815
Amortization of loan costs and debt discount	206	654
Deferred income tax expense	6,851	490
Increase in provision for portfolio losses	–	492
Increase in income on retained interest	–	419
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	2,360	(952)
Increase in other assets	(895)	(1,364)
Increase in accounts payable and accrued liabilities	1,258	1,589
Increase in accrued profit sharing arrangement	180	7,041

Net cash provided by operating activities	$26,060	$13,630

Supplemental schedule of non-cash investing activities:
Property and equipment acquired under capital lease	$542	$–

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Index

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, In Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Earnings	Accumulated Other Comprehensive
	Shares	Par	Shares	Par	Capital	(Deficit)	Income	Total

Balance at December 31, 2002	1,000	$10	7,411	$74	$31,479	$(12,388)	$367	$19,542
Net income	–	–	–	–	–	14,579	–	14,579
Decrease in unrealized gain	–	–	–	–	–	–	(276)	(276)
Preferred dividends	–	–	–	–	–	(376)	–	(376)
Stock options exercised	–	–	26	–	79	–	–	79

Balance at September 30, 2003	1,000	$10	7,437	$74	$31,558	$1,815	$91	$33,548

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Business and Basis of Presentation

Business

Encore Capital Group, Inc. (“Encore” or the “Company”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. The Company acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The Company is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation (“98-A”), Midland Receivables 99-1 Corporation (“99-1”), Midland Acquisition Corporation, MRC Receivables Corporation (“MRC”), Midland Funding NCC-1 Corporation (“NCC-1”), and Midland Funding NCC-2 Corporation (“NCC-2”) (collectively referred to herein as the “Company”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but is recorded as an investment in retained interest on the accompanying unaudited interim condensed consolidated statement of financial condition. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 8).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2003, its consolidated results of operations for the three and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine-month periods ended September 30, 2003 and 2002, respectively. The consolidated results of operations of the Company for the three and nine-month periods ended September 30, 2003 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003.

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

Pro forma effect of stock based compensation

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for stock option grants under the fair-value method of SFAS No. 123. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine-month periods ended September 30, 2003 and 2002:

	September 30, 2003	September 30, 2002

Risk free interest rate	2.9%	2.7%
Dividend yield	0%	0%
Volatility factors of the expected market
price of the Company’s common stock	119%	113%
Weighted-average expected life of options	5 Years	5 Years

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three and nine-month periods ended September 30, 2003 and 2002 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income as reported	$3,104	$2,521	$14,579	$3,446
Plus: Stock-based employee compensation
expense included in reported
net income	–	–	–	–
Less: Total stock-based employee
compensation expense determined under
fair value based method	(72)	(31)	(191)	(66)

Pro forma net income	$3,032	$2,490	$14,388	$3,380

Earnings per share:
Basic – as reported	$0.40	$0.32	$1.91	$0.43

Basic – pro forma	$0.39	$0.32	$1.89	$0.42

Diluted – as reported	$0.15	$0.14	$0.73	$0.22

Diluted – pro forma	$0.15	$0.14	$0.72	$0.21

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

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

The Purchasers received 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash. The Company received $5.0 million less $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock was convertible at the option of the holder, at any time, into 10 shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock had a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends were payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends were payable only in cash, at a rate of 10.0% per annum. The dividends payable on August 15, 2002, February 15, 2003, and August 15, 2003 were paid in cash. The dividend rate increased to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all, or substantially all, of the assets of the Company. In the event dividends were not declared or paid, the dividends would accumulate on a compounded basis. The Series A Preferred Stock had a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon plus a participation payment equal to the value of the shares of common stock at the conversion price and/or such other consideration that would have been payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event ($122.0 million as of September 30, 2003). This liquidation payout provision applies both to true liquidations as well as sales of the Company, as defined.

On October 1, 2003, concurrent with the Company’s follow-on public offering, all the holders of the Series A Preferred Stock converted their shares into 10.0 million shares of common stock pursuant to an agreement executed between the holder of such shares and the Company. All accrued and unpaid dividends totaling $63,889 were paid at the time of the conversion. No liquidation preference payment was paid or payable upon conversion (see Note 14).

Note 5: Investment in Receivable Portfolios, Net

The Company accounts for its investment in receivables portfolios on the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivables portfolios are recorded at cost at the time of acquisition.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis, as increased for revenue earned and decreased for principal pay downs and impairments. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, the Company has not increased the forecasted cash flows for any receivable portfolio in which actual cumulative collections have exceeded forecast. The Company has, on the other hand, reduced the total forecasted cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. Additionally, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”). At September 30, 2003, three portfolios with a remaining carrying value of $0.8 million were accounted for using the cost recovery method by the Company, including two portfolios that were changed to the cost recovery method during the nine-month period ended September 30, 2003. No provision for impairment losses was recorded during the nine-month period ended September 30, 2003. The Company recorded impairment charges of $0.5 million during the quarter ended September 30, 2002.

On purchases made since mid-2000, the Company’s collections, in the aggregate, have exceeded its expectations. Collections on certain of these portfolios have recovered their entire collection forecast and therefore have a “Zero Basis.” As a result, the Company is currently in the process of updating its model to estimate the impact of its new collection strategies on the forecasted remaining cash flows of its receivable portfolios. This model will consider all the known data about its accounts, including, among others, its collection experience, and changes in external customer factors, in addition to all data known when the Company acquired the accounts. It is the Company’s expectation that the results of this model will be implemented during the fourth quarter of 2003 or the first quarter of 2004; however, prior to implementation, substantial validation procedures will be required. Accordingly, the implementation of this model may take more time. The resulting increases or decreases of forecasted cash flows as a result of applying this model, if any, will have a corresponding increase or decrease to our effective interest rates and resulting revenue.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Income”). During the nine-month periods ended September 30, 2003 and 2002, approximately $11.4 million and $3.9 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	For the Nine Months Ended September 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168

Purchases of receivable portfolios	64,423	–	–	64,423

Transfers of portfolios	(1,458)	1,458	–	–

Gross collections	(120,205)	(1,550)	(11,365)	(133,120)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)

Adjustments	(667)	(2)	(18)	(687)

Revenue recognized	73,022	–	11,383	84,405

Balance, end of period	$77,676	$821	$–	$78,497

Revenue as a percentage of collections	60.7%	0.0%	100.0%	63.4%

	For the Nine Months Ended September 30, 2002

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$45,671	$1,330	$–	$47,001

Purchases of receivable portfolios	44,625	–	–	44,625

Transfers of portfolios	(1,864)	1,864	–	–

Gross collections	(83,378)	(767)	(3,933)	(88,078)

Adjustments	(766)	–	–	(766)

Provision for portfolio losses	(456)	(36)	–	(492)

Revenue recognized	51,229	–	3,933	55,162

Balance, end of period	$55,061	$2,391	$–	$57,452

Revenue as a percentage of collections	61.4%	0.0%	100.0%	62.6%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 148.6% for the nine-month period ended September 30, 2003, compared to 153.1% for the nine-month period ended September 30, 2002.

During 2001, the Company resumed purchasing charged-off unsecured consumer loans and in 2002, we began purchasing auto loan deficiencies. The Company purchased $4.1 million and $1.9 million of these loans during the nine months ended September 30, 2003 and 2002, respectively. Collections related to all portfolios of charged-off unsecured consumer loans and auto loan deficiencies amounted to $3.7 million and $1.7 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

The Company currently utilizes various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Nine Months Ended September 30,

	2003	2002

Collection sites	$90,570	$71,265
Legal collections	28,228	19,757
Sales	21,199	12,444
Other	2,831	4,893

Gross collections for the period	$142,828	$108,359

Note 6: Securitization of Receivable Portfolios

1999 Warehouse and 1999 Securitization Financing

In March of 1999, and January of 2000, the Company entered into two securitized receivable acquisition facilities through two bankruptcy remote, special purpose subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, respectively. Midland Funding 98-A Corporation entered into a $35 million facility (the “Warehouse Facility”), structured as a term loan bearing interest at 1.17% plus the one-week London Interbank Offered Rate (“LIBOR”). Midland Receivables 99-1 Corporation issued securitized non-recourse notes in the amount of $28.9 million (“Securitization 99-1”), bearing interest at 10% per annum. The Warehouse Facility and Securitization 99-1 were collateralized and cross-collateralized by certain charged-off receivables and were insured through a financial guaranty insurance policy.

On April 15, 2003, all obligations related to the Warehouse Facility and Securitization 99-1 were repaid in full. This included payment of the debt balances of $5.0 million and $4.6 million for the Warehouse Facility and Securitization 99-1, respectively, and the combined deferred insurance premiums of $1.9 million. The funds to repay these liabilities came from the Litigation Settlement (see Note 3), funds held in related reserve accounts and other internal cash sources. As a result of the payment in full of all obligations related to the Warehouse Facility and Securitization 99-1, the Company now receives 100% of future collections from the related portfolios.

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

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables as compared to the current carrying value (original cost basis adjusted for interest earned and principal pay downs) of the retained interest. During the first quarter of 2003, the Company lowered its expected yield on the retained interest from an annual return of approximately 44.4% to 7.5% based on estimated net cash flows derived from both historical and projected collections. The income accrued on the retained interest was $0.3 million and $4.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Provisions for losses are charged to earnings when it is determined that the retained interest’s carrying value is greater than the present value of expected future cash flows. No provision for loss has ever been recorded for the retained interest.

The following summarizes the changes in the balance of the investment in retained interest (in thousands):

	For the Nine Months Ended September 30, 2003

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2002	$7,707	$549	$8,256
Interest accrued	272	–	272
Collections	(5,725)	–	(5,725)
Amortization of unrealized gain	–	(454)	(454)

Balance at September 30, 2003	$2,254	$95	$2,349

	For the Nine Months Ended September 30, 2002

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2001	$15,929	$1,997	$17,926
Interest accrued	4,549	–	4,549
Collections	(11,645)	–	(11,645)
Amortization of unrealized gain	–	(1,206)	(1,206)

Balance at September 30, 2002	$8,833	$791	$9,624

Note 7: Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	September 30, 2003	December 31, 2002

Furniture, fixtures and equipment	$1,311	$1,192
Computer equipment and software	9,278	8,467
Telephone equipment	1,826	1,704
Leasehold improvements	425	341

	12,840	11,704
Accumulated depreciation and amortization	(9,684)	(8,163)

	$3,156	$3,541

Note 8: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2003	December 31, 2002

Secured Financing Facility, at Prime Rate plus 3.00%,
and 2.00% for balances in excess of $25.0 million,
7.00% and 6.00%, respectively at September 30, 2003,
due various dates through December 30, 2005	$34,099	$24,984
Secured Financing, 15.00% payable weekly,
Due October 25, 2005	1,343	–
Revolving line of credit at the Prime Rate,
4.00% at September 30, 2003,	–	3,933
terminated October 14, 2003 (Note 14)
Senior Notes, 6.00% to July 15, 2003 and
8.00% thereafter, repaid October 1, 2003 (Note 14)	7,250	7,250
Notes payable, Securitization 99-1, 10.00%,
repaid April 15, 2003 (Note 6)	–	6,641
Warehouse Facility, LIBOR plus 1.17%,
repaid April 15, 2003 (Note 6)	–	5,623

	42,692	48,431
Less: unamortized debt discount	(634)	(742)

	$42,058	$47,689

Secured Financing Facility

On December 20, 2000, MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity, entered into a $75.0 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual cash flows from the receivable portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility, which is December 31, 2004. New advances for portfolio purchases under the Secured Financing Facility would not be available beyond the December 31, 2004 expiration date. The Company is required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004.

From the inception of the Secured Financing Facility through September 30, 2003, the Company had purchased charged-off receivable portfolios with a face value of $6.4 billion at a purchase price of approximately $160.9 million or an average cost of 2.51% of face value. During the nine months ended September 30, 2003 and September 30, 2002, the Company recorded $11.0 million and $9.0 million, respectively, in contingent interest expense relating to the residual cash flow sharing agreement. Total cash payments made related to the contingent interest were $10.8 million during the nine months ended September 30, 2003, and $1.9 million during the nine months ended September 30, 2002. The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $73.3 million at September 30, 2003. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants became exercisable in three equal tranches triggered at the time the Company had drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002. Accordingly, warrants representing 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2002 and September 30, 2003.

Secured Financing

On July 25, 2003, through a wholly owned, bankruptcy-remote, special-purpose entity, the Company entered into a $1.8 million secured financing arrangement (the “Secured Financing”). The Secured Financing provided for a 75% advance rate with respect to four purchased receivables portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. This Secured Financing is collateralized by charged-off receivables from four receivables portfolios with an aggregate carrying value of $2.1 million as of September 30, 2003. This financing arrangement does not require the Company to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Revolving Line of Credit

The Company entered into the Seventh Amended and Restated Promissory Note effective April 10, 2003 to renew the Company’s revolving line of credit. At that time, availability under the revolving line of credit, which carries interest at the prime rate and matures on April 15, 2004, was reduced from $15.0 million to $5.0 million. Certain stockholders of Encore have guaranteed this unsecured revolving line of credit. In connection with the guaranties, the Company paid an aggregate fee of $75,000 per quarter to certain of the guarantors/stockholders. On October 14, 2003, the Company terminated this revolving line of credit. There were no amounts outstanding under the revolving line of credit at September 30, 2003 or at the time of termination. Effective October 14, 2003, the guarantors were released from their obligation and no further payments will be made to the guarantors (see Note 14).

Senior Notes

In January 2000, the Company obtained financing through the issuance of $10.0 million principal amount senior notes to an institutional investor (“The Senior Notes”). The notes were unsecured obligations of the Company, but were guaranteed by Midland Credit and Triarc Companies, Inc. (“Triarc”). In connection with the issuance of the notes, the Company issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share (see Note 12). The Senior Notes required semi-annual interest payments on January 15 and July 15.

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

The interest rate on the remaining $7.3 million in Senior Notes was 6.0% per annum until July 15, 2003 and 8.0% per annum from July 16, 2003 to October 1, 2003, when the Senior Notes were repaid in full. In addition, warrants totaling 233,812 held by the Senior Note holder, and 101,275 held by Triarc were exercised concurrent with the Company’s follow-on public offering (see Note 14).

Note 9: Income Taxes

The provision for income tax expense for the nine-month period ended September 30, 2003, reflects tax expense at an effective rate of 40.1%. This consists primarily of a provision for Federal income taxes of 32.0% (which is net of a benefit for state income taxes of 2.0%), a provision for state income taxes of 8.0%, and the effect of permanent book versus tax differences. The provision for income tax expense for the nine-month period ended September 30, 2002 reflects tax expense at an effective rate of 12.5%, which consisted of the deferred tax impact of the decrease in the unrealized gain and the effect of the change in the deferred tax asset valuation allowance which was in existence during such period.

The Company had Federal, Arizona state, and California state net operating loss carry-forwards of approximately $13.3 million, $3.3 million and $3.2 million, respectively, as of December 31, 2002. The Company anticipates utilizing all of its Federal and Arizona state net operating loss carry-forwards during 2003. The remaining net operating losses for Federal purposes generated in 2000 and 2001 of $4.9 million and $8.4 million, respectively, expire in 2020 and 2021, respectively. The remaining net operating losses for Arizona state income tax purposes generated in 2001 of $3.3 million expire in 2011. The remaining net operating losses for California state income tax purposes generated in 2000 and 2001 of $0.8 million and $2.3 million, respectively, expire in 2012 and 2013, respectively. Utilization of California net operating losses has been suspended by the State of California until 2004.

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2002, the Company continued to believe that some uncertainty existed with respect to the future utilization of net operating losses and other deferred tax assets; therefore, the Company provided a full valuation allowance relating to such items arising in 2002. As of September 30, 2002, net deferred tax assets were zero after the application of the valuation allowance. During the fourth quarter of 2002, the Company determined that the utilization of net operating losses and other deferred tax assets were more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002.

Note 10: Earnings Per Share

Basic earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share are computed similar to basic earnings per share while giving effect to all potential dilutive common stock equivalents that were outstanding during the period.

The following table reconciles basic earnings per share to diluted earnings per share for the three and nine-month periods ended September 30, 2003, and 2002, respectively (in thousands, except for earnings per share):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Net income	$3,104	$2,521	$14,579	$3,446
Preferred dividends	(125)	(128)	(376)	(313)

Net income available to
common stockholders	$2,979	$2,393	$14,203	$3,133

Weighted-average shares
outstanding	7,435	7,411	7,422	7,311
Incremental shares from
assumed conversion of
warrants, options, and
preferred stock	12,762	10,430	12,577	8,600

Adjusted weighted-average
shares outstanding	20,197	17,841	19,999	15,911

Earnings per share - Basic	$0.40	$0.32	$1.91	$0.43

Earnings per share - Diluted	$0.15	$0.14	$0.73	$0.22

For the three and nine months ended September 30, 2002, 985,000 stock options and 621,576 stock warrants were excluded from the computation of diluted earnings per share because of their anti-dilutive effect. All potentially dilutive common stock equivalents were included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003. The adjusted weighted average shares outstanding increased to 20.0 million shares outstanding for the nine months ended September 30, 2003 from 15.9 million for the nine months ended September 30, 2002. The 4.1 million increase in the adjusted weighted average shares outstanding for the nine month periods presented is due primarily to the use of the treasury method of calculating the number of fully diluted shares outstanding and the impact of the Company's increased stock price during 2003.

On October 1, 2003, the Company issued 3.0 million shares of common stock in a public offering. Concurrent with the public offering, all of the holders of the Company’s Series A Preferred Stock converted their shares into 10.0 million shares of common stock. In addition, warrants and options were exercised concurrent with the public offering and the over-allotment option, and included 526,667 option exercises by the Company’s management and employees, 233,812 warrant exercises by the Senior Note holders, and 101,275 warrant exercises by Triarc. These transactions result in approximately 21.3 million shares of common stock outstanding (see Note 14).

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

In May 2003, the Company’s board of directors approved the issuance of stock options to two key employees to purchase a total of 7,500 shares of the Company’s common stock at an exercise price of $4.50 per share. The options vest ratably over three years commencing May 2004.

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

In July 2002, the Company’s board of directors approved issuance of stock options to an officer to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.52 per share. The option vests over three years with the first vesting date in July of 2003. Also, during 2002, 50,000 stock options previously issued to an officer expired upon such officer's separation from the Company.

In January 2002, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 161,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options vest ratably over three years, commencing in January 2003.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted

Outstanding at December 31, 2002	1,820,999	$0.35 - 1.00	$0.76
Granted	336,000	1.30 – 4.50	1.62	$1.36

Cancelled	(100,666)	0.35 – 1.30	0.87
Exercised	(26,301)	0.35 – 1.00	0.67

Outstanding at September 30, 2003	2,030,032	$0.35 – 4.50	$0.90

The following table summarizes outstanding and exercisable options at September 30, 2003:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price

$ 0.35- $0.52	797,332	$0.49	8.8 years	50,999	$0.41
1.00	907,200	1.00	6.8 years	650,950	1.00
1.30	268,000	1.30	9.3 years	–	–
2.95	50,000	2.95	9.6 years	–	–
4.50	7,500	4.50	9.6 years	–	–

$ 0.35- $4.50	2,030,032	$0.90	8.0 years	701,949	$0.96

Concurrent with the Company’s public offering on October 1, 2003, and the subsequent over-allotment option exercise on October 21, 2003, certain of the Company’s management and employees exercised 526,667 options (see Note 14).

Note 12: Common Stock Warrants

In connection with the issuance of $10.0 million of 12.0% senior notes to an institutional lender in January 2000 (see Note 7), the Company issued warrants to the lender and to Triarc to acquire 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. The Company also paid a fee to Triarc in the amount of $0.2 million as consideration of Triarc’s guarantee of this indebtedness. The Company engaged an independent valuation firm to determine the value of the warrants for allocation to the $10.0 million principal amount. The warrants were valued at $3.05 per share and, thus, recorded as a component of stockholders’ equity (deficit) in the amount of $1.6 million with the same amount recorded as debt discount relating to the $10.0 million note payable. The $1.6 million debt discount is being amortized as interest expense over the five-year exercise period of the warrants, resulting in a remaining debt discount balance of $0.6 million at September 30, 2003. The agreements pursuant to which the warrants were issued contain anti-dilution provisions which, during the year ended December 31, 2001, resulted in the issuance to the lender and Triarc of additional warrants to purchase shares of the Company’s common stock totaling 5,241 and 1,275, respectively, at the $0.01 per share. The anti-dilution warrants were valued at $3,000 and recorded as a component of stockholders’ equity (deficit) and as debt discount relating to the $10.0 million note payable. During 2002, the institutional lender forgave warrants to purchase 200,000 shares of the Company’s common stock (see Notes 4 and 8). Concurrent with the Company’s follow-on public offering on October 1, 2003, the Senior Note holder exercised 233,812 warrants, and Triarc exercised 101,275 warrants. (See Note 14)

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants became exercisable in three equal tranches triggered at the time the Company had drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered in the third quarter of 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002. Thus warrants representing 310,788, and 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2001 and December 31, 2002, respectively. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity.

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

The following table summarizes the Company’s outstanding and exercisable common stock warrants at September 30, 2003 (See Note 14):

	Warrants Outstanding & Exercisable

Exercise Prices	Number Outstanding & Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Life

$0.01	335,087	$0.01	1.3 Years
1.00	621,576	1.00	2.2 Years

$0.01- $1.00	956,663	$0.65	1.9 Years

Note 13: Commitments and Contingencies

Litigation

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against our wholly owned subsidiary Midland Credit Management, Inc. and two unaffiliated financial institutions. The plaintiff’s second amended complaint purports to assert claims for alleged violations of (i) the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a putative class of Texas residents allegedly similarly situated, and (ii) the Fair Debt Collection Practices Act on behalf of a nationwide putative class of persons allegedly similarly situated. Generally, the second amended complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The second amended complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the second amended complaint, plus certain other relief. The plaintiff has not yet filed a motion for class certification. Our co-defendants, including a large financial institution, have agreed to accept our defense in this case.

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

Put-backs of Sold Receivables

As an alternative to collection, the Company may elect to sell certain purchased receivables. The sale agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of September 30, 2003 in its unaudited interim condensed consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement

The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $1.4 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively. In February of 2003, the Company elected to return all exhausted receivables to the owner of the portfolios; however, it has retained the servicing rights for certain receivables in active work queues and those placed with its attorney network. As a result of this action, the Company anticipates a decline in service fee income related to these receivables.

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

Deferred Compensation

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of September 30, 2003, both the current vested liability and the plan assets approximated $1.3 million and are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets, respectively. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Self Insured Health Benefits Plan

Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40 thousand per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. As of September 30, 2003, the Company recorded a reserve for unpaid claims in the amount of $0.2 million in accrued liabilities in the Company’s unaudited interim consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to the end of the period, September 30, 2003.

Note 14: Subsequent Events

Public Offering

On October 1, 2003, the Company and certain selling stockholders completed a follow-on public offering of 5.0 million shares of common stock at $11.00 per share, of which 3.0 million shares were offered by the Company and 2.0 million shares were offered by selling stockholders. The proceeds to the Company, net of the underwriters’ commissions and offering expenses of $2.9 million, approximated $30.1 million. In addition, the Company received approximately $0.5 million from the exercise of options and warrants relating to shares offered by certain selling stockholders. The Company did not receive any of the proceeds from the 2.0 million shares offered by the selling stockholders.

On October 21, 2003, the underwriters of the follow-on public offering exercised in full and closed the sale of their over-allotment option to purchase an additional 750,000 shares of the Company’s common stock at $11.00 per share, less the applicable underwriting discount, all of which represented shares offered by selling shareholders. The Company received approximately $29,000 from the exercise of options relating to certain shares included in the over-allotment option. The Company did not receive any proceeds from the sale of the additional shares.

Conversion of Preferred Stock and warrant and option exercises

Concurrent with the follow-on public offering on October 1, 2003, all of the holders of the Company’s Series A Preferred Stock converted their shares into 10.0 million shares of common stock pursuant to an agreement executed between the holders of such shares and the Company. All accrued and unpaid dividends totaling $63,889 were paid at the time of the conversion. No liquidation preference payment was paid or payable upon conversion. In addition, warrants and options were exercised concurrent with the public offering and the over-allotment option, and included 526,667 options exercised by the Company’s management and employees, 233,812 warrants exercised by the Senior Note holders, and 101,275 warrants exercised by Triarc.

Repayment of Senior Note

Concurrent with the closing of the follow-on public offering on October 1, 2003, the Company repaid the Senior Note in full in the amount of $7.3 million. The remaining debt discount and capitalized loan fees associated with the Senior Note in the amount of $0.9 million will be written off and charged to income in the fourth quarter of 2003.

Termination of Revolving Line of Credit

On October 14, 2003, the Company terminated its revolving line of credit in the amount of $5.0 million. There were no amounts outstanding under the revolving line of credit at the time of termination. The guarantors were released from their obligation and no future payments will be made to guarantors.

Secured Note

On October 1, 2003, the Company entered into a secured note for the purchase of equipment in the amount of $0.3 million with a term of 36 months.

Stock Options Granted

On October 29, 2003, the Board of Directors approved the issuance of stock options to a board member and three executive officers of the Company to purchase a total of 325,000 shares of the Company’s common stock at an exercise price of $11.00 per share. One-third of the options vest immediately, and the remaining options vest ratably over two years commencing on October 29, 2003.

Impact of Wildfires in San Diego

On Sunday, October 26, 2003, wildfires in the San Diego area caused damage to the Company’s call center and corporate facility. The Company suffered a limited amount of fire related property damage when part of the building’s automatic sprinkler system discharged in a section of the building. The Company closed its San Diego facility on October 27, 2003, shifting its call volume to its Phoenix facility. The San Diego facility re-opened normal operations on October 28, 2003, after the one-day closure. No data or information was lost or damaged during this event. The Company expects that any uninsured loss would be minimal.

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

Highlights

The Company's business and financial results have improved significantly during 2003. Highlights of our year to date include:

We completed a follow-on public offering of our common stock in October. We sold 3.0 million shares (certain selling stockholders sold an additional 2.75 million shares) and our net proceeds were $30.1 million, increasing our total equity to approximately $63.3 million, and providing a platform for future growth.

For the nine months ended September 2003 as compared to the same period in 2002:

  Gross collections were up 31.8% to $142.8 million;
  Revenues were up 37.2%, reaching $86.0 million;
  Operating expenses were up 20.7% to $55.2 million;
  Net income was up 323% to $14.6 million; and
  Cash flow from operations was up 91.2% to $26.1 million.

The growth in net income reflects, among other things, a 22.7% growth in contingent interest expense to $11.0 million. Contingent interest expense relates to the sharing of residual collections with our Secured Financing Facility lender who has an exclusive relationship with us to finance credit card receivables purchases through 2004. We have made a modest purchase of defaulted auto loans, financed by a new lender, as part of our strategy to expand our activities into non-credit card markets.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The following table summarizes our collections, revenues, operating expenses, income before taxes, and cash flows from operations (in thousands):

	Nine Months Ended September 30,

	2003	2002	$ Change	% Change

Gross Collections	$142,828	$108,359	$34,469	31.8%

Revenue	$86,052	$62,732	$23,320	37.2%
as a percentage of gross collections	60.2%	57.9%

Operating Expenses	$55,153	$45,684	$9,469	20.7%
as a percentage of gross collections	38.6%	42.2%

Income Before Taxes	$24,352 [1]	$3,936	$20,416	518.7%
as a percentage of gross collections	17.0%	3.6%

Cash flows from operations	$26,060	$13,630	$12,430	91.2%
as a percentage of gross collections	18.2%	12.6%

1 Includes the net pretax gain of $7.2 million associated with a litigation settlement.

Collections

Gross collections for the nine months ended September 30, 2003 were $142.8 million compared to gross collections of $108.4 million for the nine months ended September 30, 2002, an increase of $34.4 million or 31.8%. The components of gross collections for the nine months ended September 30, 2003 and 2002 are as follows:

	September 30, 2003	September 30, 2002

Investment in receivable portfolios	$133,120	$88,078
Investment in retained interest	5,726	11,645
Collections for third parties	3,982	8,636

Total gross collections	$142,828	$108,359

The $34.4 million increase in gross collections reflects the continued leveraging of our workforce’s intellectual capital. Collections have grown 31.8% while our average workforce has grown 19.0% in the nine months ended September 30, 2003 compared to the same period in the prior year. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 10.8% in monthly average collections of $23,711 and $21,408 per average employee during the nine months ended September 30, 2003 and 2002, respectively. Our average monthly gross collections were $15.9 million and $12.0 million during the nine months ended September 30, 2003 and 2002, respectively, while our total employees averaged 669 for the nine months ended September 30, 2003 and 562 for the nine months ended September 30, 2002.

The $34.4 million increase in gross collections is derived primarily from new portfolios purchased since December of 2000 utilizing our Secured Financing Facility. Gross collections related to portfolios utilizing our Secured Financing Facility were $116.9 million for the nine months ended September 30, 2003, compared to gross collections of $70.1 million for the nine months ended September 30, 2002, an increase of $46.8 million or 66.8%.

Revenues

Total revenues for the nine months ended September 30, 2003 were $86.0 million compared to total revenues of $62.7 million for the nine months ended September 30, 2002, an increase of $23.3 million, or 37.2%. The increase in total revenues is primarily the result of a $34.4 million or a 31.8% increase in gross collections from $108.4 million for the nine months ended September 30, 2002 to $142.8 million for the nine months ended September 30, 2003. The increase is primarily from revenue from receivable portfolios, which increased $29.2 million or 53.0%, to $84.4 million from $55.2 million for the nine months ended September 30, 2003 and 2002, respectively. Revenue from the retained interest in securitized receivables declined by $4.3 million, from $4.6 million for the nine months ended September 30, 2002 to $0.3 million for the nine months ended September 30, 2003. This reflects declines in cash collections since the first quarter of 2003 in the underlying portfolios and the concurrent lowering of our expected yield on the retained interest from approximately 44.4% to 7.5% per annum. The increase in revenue from receivable portfolios was further offset by a decrease in servicing fees of $1.6 million, a 54.5% decrease, from $3.0 million for the nine months ended September 30, 2002 to $1.4 million for the nine months ended September 30, 2003.

The $29.2 million increase in revenue from receivable portfolios for the nine months ended September 30, 2003 compared to the same period in the prior year is primarily attributable to new portfolios purchased during intervening quarters. During the four quarters ended September 30, 2003, we purchased additional portfolios with a face value of $3.0 billion at a cost of $82.3 million, or 2.75% of face value. These portfolios purchases during the period from October 1, 2002 through September 30, 2003 provided $26.6 million of revenue during the nine months ended September 30, 2003.

We service a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $1.4 million and $3.0 million for the nine months ended September 30, 2003 and 2002, respectively. In February of 2003, we elected to return all exhausted receivables to the owner. We have, however, retained the servicing rights for those certain receivables in active work queues and those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to decrease.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Nine Months Ended September 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	64,423	–	–	64,423
Transfers of portfolios	(1,458)	1,458	–	–
Gross collections	(120,205)	(1,550)	(11,365)	(133,120)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(667)	(2)	(18)	(687)
Revenue recognized	73,022	–	11,383	84,405

Balance, end of period	$77,676	$821	$–	$78,497

Revenue as a percentage of collections	60.7%	0.0%	100.0%	63.4%

	For the Nine Months Ended September 30, 2002

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$45,671	$1,330	$–	$47,001
Purchases of receivable portfolios	44,625	–	–	44,625
Transfers of portfolios	(1,864)	1,864	–	–
Gross collections	(83,378)	(767)	(3,933)	(88,078)
Adjustments	(766)	–	–	(766)
Provision for portfolio losses	(456)	(36)	–	(492)
Revenue recognized	51,229	–	3,933	55,162

Balance, end of period	$55,061	$2,391	$–	$57,452

Revenue as a percentage of collections	61.4%	0.0%	100.0%	62.6%

Total income recognized related to portfolios worked is comprised of two components – those portfolios that have a book basis and which are on accrual basis and those that have collected more than forecasted and have fully recovered their book value. The following table recaps the revenue recognized from each of these sources for the nine months ended September 30, 2003 and 2002 (in thousands):

	For the Nine Months Ended September 30,

Revenue component	2003	2002	Increase (Decrease)	% Change

Accrual basis portfolios	$73,022	$51,229	$ 21,793	42.5%
Weighted average effective interest rate	148.6%	153.1%	(4.5)%

Zero Basis Portfolios	$11,383	$ 3,933	$ 7,450	189.4%

Total owned portfolio revenue	$84,405	$55,162	$ 29,243	53.0%
Weighted average effective interest rate	171.8%	164.8%	7.0%

For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded our expectations. Collections on certain of these portfolios have recovered the entire forecast and therefore have a “zero-basis.” As a result, we are currently in the process of updating our model to estimate the impact of our new collection strategies on the forecasted remaining cash flows of our receivable portfolios. This model will consider all the known data about our customers’ accounts, including, among others, our collection experience, and changes in external customer factors, in addition to all data known when we acquired the accounts. It is our expectation that the results of this model will be implemented during the fourth quarter of 2003 or the first quarter of 2004; however, prior to implementation, substantial validation procedures will be required. Accordingly, the implementation of this model may take more time. The resulting increases or decreases of forecasted cash flows as a result of applying this model, if any, will have a corresponding increase or decrease to our effective interest rates and our revenue.

Once each quarter we evaluate each portfolio’s actual collections against the forecast. It is our policy to reduce the collection forecasts on portfolios that have not met our expectations for the six most recent months. As discussed, several of our portfolios have exceeded our expectations to date. We have not increased the collection forecast on any of our portfolios and do not plan to do so until we complete our evaluation of our new model. Increases in collection forecasts would result in increases in effective interest rates and revenue.

The following tables summarize the changes in the balance of the retained interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Nine Months Ended September 30,

	2003	2002

Balance, beginning of period	$ 8,256	$ 17,926
Gross collections	(5,725)	(11,645)
Amortization of unrealized gain	(454)	(1,206)
Revenue recognized	272	4,549

Balance, end of period	$ 2,349	$ 9,624

Revenue as a percentage of collections	4.8%	39.1%

The annualized effective interest rate for the retained interest was 7.5% for the nine months ended September 30, 2003, compared to 44.4% for the nine months ended September 30, 2002. During the first quarter of 2003, we lowered our expected yield on the retained interest based on our estimated net cash flows derived from both historical and projected collections.

Operating expenses

Total operating expenses were $55.2 million for the nine months ended September 30, 2003, compared to $45.7 million for the nine months ended September 30, 2002, an increase of $9.5 million or 20.7%. This increase is primarily volume-related, driven by a 31.8% increase in gross collections.

The largest component of total operating expenses is salaries (including bonuses) and employee benefits which increased by $3.0 million or 11.4% to $29.0 million for the nine months ended September 30, 2003 from $26.0 million for the nine months ended September 30, 2002. The 11.4% increase in salaries and benefits is the result of an increase in the average number of our employees. The average number of employees of 669 for the nine months ended September 30, 2003 grew by 107 or 19% from the 562 employees for the nine months ended September 30, 2002. Total salaries and benefits as a percentage of collections for the nine-month periods ended September 30, 2003 and 2002 were 20.3% and 24.0%, respectively. Also included in salaries in the second quarter of 2002 is a $0.5 million settlement paid to a former executive officer.

We believe our success is directly related to our ability to attract and retain skilled employees. The retention rates of those experienced collectors employed at the beginning of the year and who remained employed through the end of the period were 82% and 84% for the nine month periods ended September 30, 2003 and 2002, respectively. The retention rates of inexperienced collectors (defined as those collectors in our training program at the beginning of the year plus all new hires during the year and who remained employed through the end of the period) were 66% and 68% for the nine month periods ended September 30, 2003 and 2002, respectively.

Other operating expenses increased approximately $2.9 million, or 52.2%, to $8.4 million for the nine months ended September 30, 2003 from $5.5 million for the nine months ended September 30, 2002. The increase primarily reflects a $2.3 million increase to $3.7 million in direct mail campaign costs during the nine months ended September 30, 2003.

Gross collections through the legal channel amounted to $28.2 million for the nine months ended September 30, 2003, representing growth of 42.9% above the $19.8 million collected during the same period in the prior year. The cost of legal expense reflects those costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. The corresponding costs of legal collections amounted to $11.5 million or 40.7% of gross collections through this channel for the nine months ended September 30, 2003 as compared to the $6.9 million or 35.0% for the nine months ended September 30, 2002. The increase in the legal costs reflect an increased provision for un-collectible court costs incurred of $1.6 million in the nine months ended September 30, 2003 as compared to $0.3 million for the same period of the prior year. The higher provision is based on our analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve of $3.2 million on court costs advanced of $4.3 million represents those costs that we believe will be ultimately uncollectible.

General and administrative expenses were consistent at $4.7 and $4.9 million for the nine months ended September 30, 2003 and 2002, respectively. We have maintained consistent general and administrative expenses despite the increase in gross collections discussed above.

Depreciation expense of $1.5 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively also decreased modestly due to limited expenditures for capital items.

Interest expense

The following table summarizes our interest expense (in thousands):

	For the Nine Months Ended September 30,

	2003	2002	Change	Percentage Change

Interest on debt obligations	$2,253	$2,947	$(694)	(23.5)%
Amortization of loan fees and
other loan costs	618	1,382	(764)	(55.3)%
Contingent interest	10,986	8,956	2,030	22.7%

Total interest expense	$13,857	$13,285	$572	4.3%

For the nine months ended September 30, 2003, total interest expense including fees and amortization of other loan costs was $13.9 million on average borrowings for the period of $43.0 million, reflecting an effective interest rate of 43.0% for the period. The interest only portion (interest on debt obligations) of this total amounted to $2.3 million. For the nine months ended September 30, 2002, total interest expense including fees and amortization of other loan costs was $13.3 million on average borrowings of $57.9 million, reflecting an effective interest rate of 30.6% for the period. The interest only portion (interest on debt obligations) of this total amounted to $2.9 million. The remaining portions of interest expense consists primarily of contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender as well as amortization of loan fees and other loan costs.

We expensed $11.0 million and $9.0 million related to the sharing of residual collections with our Secured Financing Facility lender for the nine months ended September 30, 2003 and 2002, respectively, resulting in a 22.2% increase in contingent interest expense of $2.0 million. The $0.6 million increase in total interest expense consisted of the $2.0 million increase in total contingent interest expense offset primarily by a reduction in interest expense reflecting the repayment in full of Securitization 99-1, the Warehouse facility, and the revolving line of credit. These three facilities had a combined debt balance that totaled $21.3 million as of September 30, 2002, and were repaid in full during the second quarter of 2003 (see Note 8 to the unaudited interim condensed consolidated financial statements).

Other income and expense

For the nine months ended September 30, 2003, total other income was $7.3 million, compared to $0.2 million for the nine months ended September 30, 2002. We recorded a pretax net gain of $7.2 million in other income during the first quarter of 2003 related to the Litigation Settlement (see Note 3 to the unaudited interim condensed consolidated financial statements).

Income taxes

For the nine months ended September 30, 2003, we recorded an income tax provision of $9.8 million, which is an effective rate of 40.1% of pretax income. For the nine months ended September 30, 2002, we recorded an income tax provision of $0.5 million, reflecting an effective rate of 12.5%. The $0.5 million provision represented the deferred tax impact of the decrease in the unrealized gain on the retained interest (see Notes 6 and 9 to the unaudited interim condensed consolidated financial statements). The provision for the nine months ended September 30, 2002 excluded taxes on pre-tax income with a corresponding change in the valuation reserve on our deferred tax assets, which existed at that time. During the fourth quarter of 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002. The utilization of our California net operating losses has been suspended by the State of California until 2004. Furthermore, we anticipate utilizing all of our Federal and Arizona state net operating loss carry forwards during 2003.

Net Income

For the nine months ended September 30, 2003, we recognized net income of $14.6 million compared to net income of $3.4 million for the nine months ended September 30, 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The following table summarizes our collections, revenues, operating expenses, and income before taxes (in thousands):

	Three Months Ended September 30,

	2003	2002	$ Change	% Change

Gross Collections	$49,096	$38,739	$10,357	26.7%

Revenue	$29,539	$24,406	$ 5,133	21.0%
as a percentage of gross collections	60.2%	63.0%

Operating Expenses	$19,467	$16,502	$ 2,965	18.0%
as a percentage of gross collections	39.6%	42.6%

Income Before Taxes	$ 5,190	$ 2,648	$ 2,542	96.0%
as a percentage of gross collections	10.6%	6.8%

Collections

Gross collections for the three months ended September 30, 2003 were $49.1 million compared to gross collections of $38.7 million for the three months ended September 30, 2002, an increase of $10.4 million or 26.7%. The components of gross collections for the three months ended September 30, 2003 and 2002 are as follows:

	September 30, 2003	September 30, 2002

Investment in receivable portfolios	$46,729	$33,448
Investment in retained interest	1,411	2,490
Collections for third parties	956	2,801

Total gross collections	$49,096	$38,739

The increase in gross collections reflects the continued leveraging of our workforce’s intellectual capital. Collections have grown 26.7% in the three months ended September 30, 2003 compared to the same period in the prior year. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in monthly average collections of $23,025 and $23,082 per employee during the three months ended September 30, 2003 and 2002, respectively. Our average monthly gross collections were $16.4 million and $12.9 million during the three months ended September 30, 2003 and 2002, respectively while our total employees averaged 711 for the three months ended September 30, 2003 and 558 for the three months ended September 30, 2002.

The increased collections are primarily derived from new portfolios purchased under our Secured Financing Facility. Gross collections related to portfolios utilizing our Secured Financing Facility were $41.0 million for the three months ended September 30, 2003, compared to gross collections of $27.0 million for the three months ended September 30, 2002, an increase of $14.0 million or 51.7%.

Revenues

Total revenues for the three months ended September 30, 2003 were $29.5 million compared to total revenues of $24.4 million for the three months ended September 30, 2002, an increase of $5.1 million or 21.0%. The increase is primarily from revenue from receivable portfolios, which increased to $29.1 million or by $7.2 million or 32.9% from $21.9 million for the three months ended September 30, 2003 and 2002, respectively. Revenue from the retained interest in securitized receivables declined $1.2 million, from $1.3 million for the three months ended September 30, 2002 to $0.1 million for the three months ended September 30, 2003. The decline reflects our decision in the first quarter of 2003 to lower our expected yield on the retained interest from approximately 44.4% to 7.5% per annum, based on lower expected cash collections. Service fees and other related income declined by $0.8 million, a 71.0% decrease, from $1.1 million for the three months ended September 30, 2002 to $0.3 million for the three months ended September 30, 2003.

The $7.2 million increase in revenue from receivable portfolios for the three months ended September 30, 2003 compared to the same period in the prior year is primarily attributable to new portfolios purchased during intervening quarters. During the four quarters ended September 30, 2003, we purchased additional portfolios with a face value of $3.0 billion at a cost of $82.3 million, or an average price of 2.75% of face value. These portfolios purchased during the period from October 1, 2002 through September 30, 2003 provided $12.1 million of revenue during the three months ended September 30, 2003.

We service a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.3 million and $1.1 million for the three months ended September 30, 2003 and 2002, respectively. In February of 2003, we elected to return all exhausted receivables to the owner. We have, however, retained the servicing rights for those certain receivables in active work queues or those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to decline.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Three Months Ended September 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$75,778	$1,132	$–	$76,910
Purchases of receivable portfolios	19,350	–	–	19,350
Transfers of portfolios	–	–	–	–
Collections	(40,868)	(311)	(5,550)	(46,729)
Adjustments	(168)	–	(14)	(182)
Revenue recognized	23,584	–	5,564	29,148

Balance, end of period	$77,676	$821	$–	$78,497

Revenue as a percentage of collections	57.7%	0.0%	100.0%	62.4%

	For the Three Months Ended September 30, 2002

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$47,201	$1,635	$–	$48,836
Purchases of receivable portfolios	21,003	–	–	21,003
Transfers of portfolios	(935)	935	–	–
Collections	(31,364)	(274)	(1,711)	(33,349)
Adjustments	(478)	–	–	(478)
Provision for portfolio losses	(456)	(36)	–	(492)
Revenue recognized	20,220	–	1,711	21,931

Balance, end of period	$55,191	$2,260	$–	$57,451

Revenue as a percentage of collections	64.5%	0.0%	100.0%	65.8%

Total income recognized related to portfolios worked is comprised of two components – those portfolios that have a book basis and which are on accrual basis and those that have collected more than forecasted and have fully recovered their book value. The following table recaps the revenue recognized from each of these sources for the three months ended September 30, 2003 and 2002 (in thousands):

	For the Three Months Ended September 30,

Revenue component	2003	2002	Increase (Decrease)	% Change

Accrual basis portfolios	$23,584	$20,264	$3,320	16.4%
Weighted average effective interest rate	130.8%	176.1%	(45.3)%

Zero Basis Portfolios	$5,564	$1,711	$3,853	225.2%

Total owned portfolio revenue	$29,148	$21,975	$7,173	32.6%
Weighted average effective interest rate	161.7%	191.0%	(29.3)%

For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded our expectations. As a result, we are currently in the process of updating our model to estimate the impact of our new collection strategies on the forecasted remaining cash flows of our receivable portfolios. This model will consider all the known data about our customers’ accounts, including, among others, our collection experience, changes in external customer factors in addition to all data known when we acquired the accounts. It is our expectation that the results of this model will be implemented during the fourth quarter of 2003 or the first quarter of 2004; however, prior to implementation, substantial validation procedures will be required. Accordingly, the implementation of this model may take more time. The resulting increases or decreases of forecasted cash flows as a result of applying this model, if any, will have a corresponding increase or decrease to our effective interest rates and our revenue.

Once each quarter we evaluate each portfolio’s actual collections against the forecast. It is our policy to reduce the collection forecasts on portfolios that have not met our expectations for the six most recent months. As discussed, several of our portfolios have exceeded our expectations to date. We have not increased the collection forecast on any of our portfolios and do not plan to do so until we complete our evaluation of our new model. Increases in collection forecasts would result in increases in effective interest rates and revenue.

During the third quarter of 2003, the impact of collection forecast reductions taken in the quarter ended September 30, 2003 reduced revenue by approximately $0.7 million or a 4% decrease in the effective interest rate.

The following table summarizes the changes in the balance of the retained interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Three Months Ended September 30

	2003	2002

Balance, beginning of period	$3,798	$11,085
Collections	(1,411)	(2,490)
Amortization of unrealized gain	(97)	(302)
Revenue recognized	59	1,331

Balance, end of period	$2,349	$9,624

Revenue as a percentage of collections	4.2%	53.5%

The annualized effective interest rate for the retained interest was 7.5% for the three months ended September 30, 2003, compared to 44.4% for the three months ended September 30, 2002. During the first quarter of 2003, we lowered our expected yield on the retained interest based on our estimated net cash flows derived from both historical and projected collections.

Operating expenses

Total operating expenses were $19.5 million for the three months ended September 30, 2003, compared to $16.5 million for the three months ended September 30, 2002, an increase of $3.0 million or 18.2%. This increase is primarily volume-related, driven by a 26.7% increase in gross collections.

The largest component of total operating expenses is salaries (including bonuses) and employee benefits which increased by $1.1 million or 11.9% to $9.9 million for the three months ended September 30, 2003 from $8.8 million for the three months ended September 30, 2002. The increase in salaries and benefits is the result of an increase in the number of our employees. Our average number of employees increased by 22% to 711 for the three months ended September 30, 2003 compared to 558 for the three months ended September 30, 2002. Total salaries and benefits as a percentage of collections for the three-month periods ended September 30, 2003 and 2002 were 20.1% and 22.8%, respectively.

Other operating expenses increased approximately $1.2 million, or 54.5%, to $3.4 million for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002. This reflects a $0.8 million increase in direct mail campaign costs during the three months ended September 30, 2003 over the prior year’s quarter.

Gross collections through the legal channel amounted to $9.6 million for the three months ended September 30, 2003, representing growth of 39.3% above the $6.9 million collected during the same period in the prior year. The cost of legal expense reflects those costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. The corresponding costs of legal collections amounted to $4.0 million or 41.5% of gross collections through this channel for the three months ended September 30, 2003 as compared to the $2.5 million or 35.6% for the three months ended September 30, 2002. The increase in the legal costs reflects an increased provision for uncollectible court costs incurred of $0.6 million in the three months ended September 30, 2003 as compared to $0.2 million for the same period of the prior year. The higher provision is based on our analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve of $3.2 million on court costs advanced of $4.3 million represents those costs that we believe will be ultimately uncollectible.

General and administrative expenses were slightly improved at $1.7 million for the three months ended September 30, 2003 compared to $1.9 million for the three months ended September 30, 2002. We have managed to maintain a consistent level of general and administrative expenses despite the increase in gross collections and revenue discussed above.

Depreciation expense also remained consistent at $0.5 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively.

Interest expense

The following table summarizes our interest expense (in thousands):

	For the Three Months Ended September 30,

	2003	2002	Change	Percentage Change

Interest on debt obligations	$805	$954	$(149)	(15.6)%
Amortization of loan fees and
other loan costs	161	352	(191)	(54.5)%
Contingent interest	3,937	3,966	(29)	(0.7)%

Total interest expense	$4,903	$5,272	$(369)	(7.0)%

For the three months ended September 30, 2003, total interest expense including fees and amortization of other loan costs declined by $0.4 million to $4.9 million as compared to the prior year’s quarter of $5.3 million. The overall effective rate for the third quarter 2003 was 46.6% on average borrowings for the period of $42.1 million. The interest only portion (interest on debt obligations) of this total amounted to $0.8 million. The remaining portion of interest expense primarily consists of amortization of loan fees and other loan costs, and contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender.

For the three months ended September 30, 2002, total interest expense including fees and amortization of other loan costs was $5.3 million on average borrowings of $53.1 million, reflecting an effective interest rate of 39.9% for the period. The interest only portion (interest on debt obligations) of this total amounted to $0.9 million. We expensed $3.9 million and $4.0 million related to the sharing of residual collections with our Secured Financing Facility lender for the three months ended September 30, 2003 and 2002, respectively, resulting in an essentially flat level of contingent interest expense. Most of the $0.4 million decrease in total interest expense reflects repayment in full of Securitization 99-1, the Warehouse facility, and the revolving line of credit which were outstanding during the third quarter of 2002 and were repaid in full during the second quarter of 2003. The three credit facilities had a combined debt balance that totaled $21.3 million as of September 30, 2002 (see Note 8 to the unaudited interim condensed consolidated financial statements).

Income taxes

For the three months ended September 30, 2003, we recorded an income tax provision of $2.1 million, which is an effective rate of 40.2% of pretax income. For the three months ended September 30, 2002, we recorded an income tax provision of $0.1 million, reflecting an effective rate of 4.8%, which represented the deferred tax impact of the decrease in the unrealized gain on the retained interest (see Notes 6 and 9 to the unaudited interim condensed consolidated financial statements). The provision for the three months ended September 30, 2002 excluded taxes on pre-tax income with a corresponding change in the valuation reserve on our deferred tax assets, which existed at that time. During the fourth quarter of 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $6.2 million in the fourth quarter of 2002. The utilization of our California net operating losses has been suspended by the State of California until 2004. Furthermore, we anticipate utilizing all of our Federal and Arizona state net operating loss carry forwards during 2003.

Net Income

For the three months ended September 30, 2003, we recognized net income of $3.1 million, an increase of 23.1% over the $2.5 million in net income for the three months ended September 30, 2002.

Liquidity and Capital Resources

Liquidity

For the nine months ended September 30, 2003, we realized net income of $14.6 million, which included the after tax effect of $4.4 million resulting from the Litigation Settlement (see Note 3 to the unaudited interim condensed consolidated financial statements). For the twelve months ended December 31, 2002, we realized net income of $13.8 million, which included the restoration of a $6.8 million net deferred tax asset (see Note 9 to the unaudited interim condensed consolidated financial statements). After taking into consideration the forgiveness of certain debt and the issuance of new equity occurring during the first quarter of 2002, stockholders’ equity increased to $19.5 million at December 31, 2002, as compared to a deficit of $2.4 million at December 31, 2001. As of September 30, 2003, our stockholders’ equity increased to $33.5 million. We are in compliance with all covenants under our financing arrangements. We have also achieved positive cash flows from operations of $26.0 million during the first nine months of 2003, as compared to $13.6 million for the same period in 2002. We also had positive cash flows from operations of $24.7 million during the year ended December 31, 2002, as compared to $8.9 million during the year ended December 31, 2001. We have also achieved seven consecutive quarters of positive net income.

On October 1, 2003, the Company and certain selling stockholders completed a follow-on public offering of 5.0 million shares of common stock at $11.00 per share. The proceeds we received from the 3.0 million shares we offered, net of the underwriters’ commissions and offering expenses of $2.9 million, totaled approximately $30.1 million. In addition, we received approximately $0.5 million in payment of the exercise price of options and warrants relating to shares offered by certain stockholders. We did not receive any of the proceeds from the 2.0 million shares offered by selling stockholders.

        In addition, on October 21, 2003, the underwriters of the public offering completed the exercise in full and closed the sale of their over-allotment option to purchase an additional 750,000 shares of our common stock from selling stockholders at $11.00 per share, less the applicable underwriting discount. We received approximately $29,000 from the exercise of options relating to certain shares included in the over-allotment option. We did not receive any proceeds from the sale of the 750,000 additional shares (see Note 14 to the unaudited interim condensed consolidated financial statements).

The following table sets forth our capitalization as of September 30, 2003 on an actual basis and on a pro-forma basis to reflect the effects of the follow-on public offering, the conversion of the Series A convertible preferred stock, the exercise of warrants and options, and the repayment of the senior note:

	As of September 30, 2003
	Actual	Pro-forma

Cash	$10,883	$34,100

Notes payable and other borrowings, net of	42,058	34,808
$634 discount, actual; and $0 pro-forma
Capital lease obligations	524	524

Total Debt	42,582	35,332

Stockholders’ equity
Series A convertible preferred stock,
$0.01 par value, 5,000,000 shares
authorized, 1,000,000 shares issued
and outstanding, actual; zero shares
issued and outstanding, pro-forma	10	–
Common stock, $0.01 par value,
50,000,000 shares authorized,
7,437,433 shares issued and
outstanding, actual; and 21,299,187
shares issued and outstanding
pro-forma (1)	74	213
Additional paid-in capital	31,558	62,083
Accumulated earnings (2)	1,815	945
Accumulated other comprehensive income	91	91

Total stockholders’ equity	33,548	63,332

Total capitalization	$76,130	$98,664

(1)	Total pro-forma shares outstanding and potential dilutive common shares at September 30, 2003 were 23,424,128.
(2)	Reflects, on a pro-forma basis, the write-off of $0.9 million in debt discount and capitalized loan fees related to the payoff of our Senior Notes, which will be recorded as a charge to earnings.

We believe that there is sufficient liquidity, given our expectation of continued positive cash flows from operations, the public offering that occurred on October 1, 2003, the availability under Secured Financing Facility (see Note 8 to the unaudited interim condensed consolidated financial statements), the repayment of Securitization 99-1 and the Warehouse facility (see Note 6 to the unaudited interim condensed consolidated financial statements), our recent Secured Financing (see Note 8 to the unaudited interim condensed consolidated financial statements), and the repayment in full of our Senior Note that occurred on October 1, 2003 (see Notes 8 and 14 to the unaudited interim condensed consolidated financial statements) to fund operations for at least the next 12 months. However, there can be no assurances that we will successfully sustain profitable operations, continue to generate positive cash flow from operations, be able to renew our financing arrangements, and continue to satisfy our covenants related to debt financing.

Capital Resources

Secured Financing Facility. On December 20, 2000, through a wholly owned bankruptcy-remote, special-purpose entity, we entered into a $75.0 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The applicable interest rate is 1.0% lower on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and we have been repaid our investment, we share with the lender the residual collections from the receivable portfolios, net of our servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility, which is December 31, 2004.

The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors against us. In conjunction with the Secured Financing Facility, we issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments, all of which are exercisable as of September 30, 2003.

We are required to give the lender the opportunity to fund all of our purchases of charged-off credit card receivables with advances on the Secured Financing Facility. From the inception of the Secured Financing Facility through September 30, 2003, we purchased portfolios utilizing this facility at an aggregate purchase price of $160.9 million ($144.1 million of which was financed through this facility). As of September 30, 2003, there was $34.1 million outstanding under the facility (see Note 8 to the unaudited interim condensed consolidated financial statements). During the nine months ended September 30, 2003, we repaid $45.6 million in principal, $1.6 million in interest, and $10.8 million in contingent interest pursuant to the residual collections sharing arrangement under the Secured Financing Facility. For the nine months ended September 30, 2003, we expensed $1.6 million in interest and loan fee amortization, and $11.0 million in contingent interest expense for total Secured Financing Facility related interest expense of $12.6 million, which represented an effective interest rate of 56.4% on average borrowings of $29.9 million. For the nine months ended September 30, 2002, we expensed $1.2 million in interest and loan fee amortization, and $9.0 million in contingent interest expense for total Secured Financing Facility related interest expense of $10.2 million, which represented an effective interest rate of 62.2% on average borrowings of $21.9 million.

As discussed in Note 8 of the unaudited interim condensed consolidated financial statements, we currently fund our credit card portfolio purchases through our Secured Financing Facility. This facility generally provides a 90% advance rate with respect to each qualified receivable portfolio purchased.

The following table summarizes our repayment of debt related to our receivable purchases under the Secured Financing Facility for the following periods as of September 30, 2003 (in millions):

Period	Secured Financing Facility Original Borrowings	Remaining Balance as of September 30, 2003	Percent of Original Borrowings Remaining

2001	$ 35.0	$ 0.0	0.0%
Q1 2002	11.7	Less than 0.1	0.5%
Q2 2002	9.4	0.1	1.5%
Q3 2002	18.1	0.8	4.7%
Q4 2002	15.1	4.6	30.2%
Q1 2003	17.0	5.8	34.1%
Q2 2003	22.0	11.8	53.5%
Q3 2003	15.8	10.9	69.3%

Total	$ 144.1	$ 34.1	23.7%

Secured Financing. On July 25, 2003, through a wholly owned, bankruptcy-remote, special-purpose entity, we entered into a $1.8 million secured financing arrangement (“Secured Financing”). The Secured Financing provided for a 75% advance rate with respect to four purchased receivable portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. This Secured Financing is collateralized by charged-off receivables from four receivable portfolios with an aggregate carrying value of $2.1 million as of September 30, 2003. Unlike the Secured Financing Facility, this financing arrangement does not require us to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Revolving Line of Credit. We entered into the Seventh Amended and Restated Promissory Note effective April 10, 2003, to renew our revolving line of credit. At October 14, 2003, the Company terminated this revolving line of credit. Availability under the revolving line of credit, which carried interest at the Prime Rate and matured on April 15, 2004, was reduced from $15.0 million to $5.0 million. Certain stockholders of Encore guaranteed this unsecured revolving line of credit. In connection with the guaranties, we have paid an aggregate fee of $75,000 per quarter to certain of the guarantors/stockholders. There were no amounts outstanding under the revolving line of credit at September 30, 2003 or at the time of termination. Effective October 14, 2003, the guarantors were released from their obligation and no further payments will be made to the guarantors.

Unrestricted cash as of September 30, 2003 was $10.9 million compared to $0.8 million at December 31, 2002. The recent increase in cash generated from operations has permitted us to avoid borrowing for purposes other than portfolio acquisition.

Securitizations. In 1998, we engaged in a securitization transaction that was treated as a sale and not as a secured financing transaction. We recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the note holders. The income accrued on the retained interest amounted to $9.8 million for the year ended December 31, 2001; $5.7 million for the year ended December 31, 2002; and $0.3 million for the nine months ended September 30, 2003. Since repaying the note in September 2000, we have retained all collections of the underlying securitized receivables.

On March 31, 1999, through a bankruptcy remote, special purpose subsidiary, we entered into a $35 million securitized receivables acquisition facility (the “Warehouse Facility”) that was structured as a term loan with a final payment date of December 15, 2004. The Warehouse Facility, including the deferred insurance premium, was repaid in full on April 15, 2003. As of December 31, 2002, the balance outstanding under this facility was $5.6 million (see Note 7 to the 2002 consolidated financial statements). The facility accrued interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) totaling 2.67% per annum at December 31, 2002.

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

The Warehouse facility and Securitization 99-1 were insured through a financial guaranty insurance policy. The insurance policy required the payment of a base premium on a monthly basis and an additional premium, which was due at the debt maturity. The deferred premium totaled $1.3 million and $1.9 million at December 31, 2001 and 2002, respectively, which was reflected in accounts payable and accrued liabilities (see 2002 consolidated financial statements).

Senior Notes. In January 2000, we obtained financing through the issuance of $10.0 million principal amount senior notes (“The Senior Notes”) to an institutional investor. On October 1, 2003, the remaining balance of the notes was repaid in full. The notes were our unsecured obligations, but were guaranteed by Midland Credit and Triarc. In connection with the issuance of the notes, we issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of our common stock at an exercise price of $0.01 per share (see Note 12).

On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 4 to the unaudited interim condensed consolidated financial statements). In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The net gain on debt forgiveness totaling $4.7 million was reflected as an adjustment to stockholders’ equity. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The interest rate on the remaining $7.3 million in Senior Notes was 6.0% per annum until July 15, 2003 and 8.0% per annum from July 16, 2003 to October 1, 2003, when the Senior Notes were repaid in full. In addition, warrants totaling 233,812 held by the Senior Note holder, and 101,275 held by Triarc were exercised concurrent with the Company’s follow-on public offering (see Note 14 to the unaudited interim condensed consolidated financial statements).

Preferred Stock. As an inducement to the forgiveness of debt discussed above, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore to purchase 1,000,000 shares of Series A Senior Cumulative Participating Convertible Preferred Stock. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of our common stock on a collective basis. This debt forgiveness and sale of preferred stock increased our net worth by $9.3 million. The preferred stock was entitled to dividends and other significant rights and privileges (See Note 4 to the unaudited interim condensed consolidated financial statements).

On October 1, 2003, concurrent with our public offering, all the holders of the Series A Preferred Stock converted their shares into 10.0 million shares of common stock pursuant to an agreement executed between the holders of such shares and the Company. All accrued and unpaid dividends totaling $63,889 were paid at the time of the conversion. No liquidation preference payment was paid or payable upon conversion (see Note 4 and 14 to the unaudited interim condensed consolidated financial statements).

Cash Flows and Expenditures

The following table summarizes collections for the nine months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended September 30,

	2003	2002	Change	Percentage Change

Owned credit card portfolios	$129,424	$86,352	$43,072	49.9%
Owned other consumer loans	3,696	1,726	1,970	114.1%
Retained interest	5,726	11,645	(5,919)	(50.8)%
Serviced portfolios	3,982	8,636	(4,654)	(53.9)%

Gross collections	$142,828	$108,359	$34,469	31.8%

We collected $142.8 million during the nine months ended September 30, 2003 from all portfolios, an increase of $34.4 million, or 31.8%, from the $108.4 million collected during the nine months ended September 30, 2002. The source of the improvement was approximately $43.1 million from the owned credit card portfolios, $2.0 million in collections from owned other consumer paper portfolios (charged-off unsecured consumer loans and auto loan defiencies), a decrease in collections on the retained interest of $5.9 million and decreased collections on the serviced portfolios of $4.6 million.

During 2001, we resumed purchasing charged-off unsecured consumer loans and during 2002, we began purchasing auto loan deficiencies. We purchased $4.1 million and $1.9 million in these loans during the nine months ended September 30, 2003 and 2002, respectively. Collections related to all portfolios of charged-off unsecured consumer loans and auto loan deficiencies amounted to $3.7 million and $1.7 million for each of the nine-month periods ended September 30, 2003 and 2002, respectively.

We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Nine Months Ended September 30,

	2003	2002	Change	Percentage Change

Collection sites	$90,570	$71,265	$19,305	27.1%
Legal collections	28,228	19,757	8,471	42.9%
Sales	21,199	12,444	8,755	70.4%
Other	2,831	4,893	(2,062)	(42.1)%

Gross collections	$142,828	$108,359	$34,469	31.8%

Cash flows from operations improved $12.4 million from $13.6 million for the nine months ended September 30, 2002 to $26.0 million for the nine months ended September 30, 2003. This reflects the 31.8% growth in gross collections, an increase of $34.4 million from the nine months ended September 30, 2002 to nine months ended September 30, 2003 as well as the non-recurring net proceeds from the Litigation Settlement of $7.2 million in the second quarter of 2003.

Our primary investing activity to date has been the purchase of charged-off receivable portfolios. We purchase receivable portfolios directly from issuers; from resellers; and as well through brokers that represent various sellers. Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we generally provide ten percent of each portfolio’s purchase price as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios to bid on only those that meet our selective targeted return profile.

We paid $64.4 million for portfolios purchased during the nine months ended September 30, 2003, up $19.8 million or 44.4% from the $44.6 million paid during the nine months ended September 30, 2002. The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Average Purchase Price as a Percentage of Face

Q1 2002	331	$ 717,822	$13,145	1.83%
Q2 2002	386	514,591	10,478	2.04%
Q3 2002	752	981,471	21,002	2.14%
Q4 2002	380	591,504	17,900	3.03%
Q1 2003	380	589,356	18,802	3.19%
Q2 2003	982	1,177,205	26,271	2.23%
Q3 2003	341	640,197	19,350	3.02%

We have recovered, in excess of revenue recognized on the accretion method, $54.9 million against the combined cost basis of our portfolios and our investment in the retained interest during the nine months ended September 30, 2003; up 37.1% or $14.9 million from the recoveries of $40.0 million for the nine months ended September 30, 2002.

The following table summarizes our purchases and related collections per year of purchase, adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition (in thousands):

Year of Purchase	Adjusted Purchase Price (A)	Cumulative Collections Through September 30, 2003	Collections To Date as a Multiple of Purchase Price

2000	$ 6,154	$ 22,662	3.7
2001	38,197	101,551	2.7
2002	61,528	104,417	1.7
2003 (Nine Months)	64,101	38,073	0.6

Total	$169,980	$266,703	1.6

(A) Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition (in thousands):

	Concentration of Initial Purchase Cost by Seller

	2000		2001		2002		Nine Months -2003		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%

Seller 1	–	–	$ 13,222	33.9	$ 20,223	32.3	$ 23,618	36.7	$ 57,063	33.0
Seller 2	–	–	2,292	5.9	23,463	37.5	3,862	6.0	29,617	17.1
Seller 3	–	–	2,463	6.3	5,214	8.3	20,850	32.3	28,527	16.5
Seller 4	–	–	8,871	22.7	3,780	6.1	–	–	12,651	7.3
Seller 5	–	–	8,375	21.4	398	0.6	–	–	8,773	5.1
Seller 6	–	–	1,167	3.0	–	–	4,773	7.4	5,940	3.5
Seller 7	$ 1,397	20.2	–	–	1,218	2.0	–	–	2,615	1.5
Seller 8	2,590	37.5	–	–	–	–	–	–	2,590	1.5
Seller 9	1,078	15.6	–	–	–	–	–	–	1,078	0.6
Seller 10	729	10.5	–	–	–	–	–	–	729	0.4
Other	1,117	16.2	2,640	6.8	8,229	13.2	11,320	17.6	23,306	13.5

	6,911	100.0%	39,030	100.0%	62,525	100.0%	64,423	100.0%	172,889	100.0%

Adjustments
(A)	(757)		(833)		(997)		(322)		(2,909)

Adjusted
cost	$ 6,154		$ 38,197		$ 61,528		$ 64,101		$ 169,980

(A)	Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

Capital expenditures for fixed assets acquired with internal cash flow were $0.6 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, $0.5 million of additional capital expenditures were acquired through a capital lease.

Net cash used in financing activities was $6.4 million for the nine months ended September 30, 2003. This reflected $62.2 million in repayment of principal during the nine months ended September 30, 2003 and was partially offset by borrowings of $56.5 million during the nine months ended September 30, 2003 to fund new portfolio purchases. The repayment of principal includes the repayment in full of Securitization 99-1 and the Warehouse facility as discussed in Notes 3 and 6 of the unaudited interim condensed consolidated financial statements. This compares to borrowings of $39.3 million for the nine months ended September 30, 2002 to fund new portfolio purchases and $52.1 million in repayment of principal during the nine months ended September 30, 2002 under our existing portfolio financing facilities.

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

Based on their most recent evaluation, which was completed within 90 days of the filing of this Quarterly Report on Form 10-Q as of and for the three and nine-month periods ended September 30, 2003, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART II — OTHER INFORMATION

Index

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
  We may not be able to collect sufficient amounts on our receivables to recover our costs and fund our operations;
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
  We may be required to change how we account for under performing receivable portfolios, which would have an adverse effect on our earnings;
  The estimates we use to calculate our tax liabilities may be challenged and result in our paying more income taxes;
  We may begin to pay substantial amounts in income taxes after we fully utilize our federal and Arizona net operating loss carry-forwards in 2003;
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
  The failure of our technology and phone systems could have an adverse effect on our operations;
  We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;
  We could suffer an interruption in services by our attorney network as we undergo a change in how we deal with this network; and
  We may not be able to adequately protect the intellectual property rights upon which we rely;
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

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against our wholly owned subsidiary Midland Credit Management, Inc. and two unaffiliated financial institutions. The plaintiff’s second amended complaint purports to assert claims for alleged violations of (i) the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a putative class of Texas residents allegedly similarly situated, and (ii) the Fair Debt Collection Practices Act on behalf of a nationwide putative class of persons allegedly similarly situated. Generally, the second amended complaint alleges that mailings related to a credit card balance transfer program are deceptive and misleading. The second amended complaint seeks actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the second amended complaint, plus certain other relief. The plaintiff has not yet filed a motion for class certification. Our co-defendants, including a large financial institution, have agreed to accept our defense in this case.

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

On August 13, 2003 the Company filed a Current Report on Form 8-K, which contained information under Item 7 of such form.

On August 13, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing its unaudited financial results for the second quarter ended June 30, 2003 and which included information under Item 12 of such form.

On August 22, 2003 the Company filed a Current Report on Form 8-K, which contained information under Item 7 of such form.

On September 2, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing the the filing of a Registration Statement on Form S-1 and which included information under Item 9 of such form.

On September 26, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing the pricing of a public offering by the Company and certain selling stockholders and which included information under Item 9 of such form.

On October 3, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing the completion of a public offering by the Company and certain selling stockholders and which included information under Item 9 of such form.

On October 17, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing that the underwriters of the Company’s recent public offering had exercised their over-allotment option in full and which included information under Item 9 of such form.

On October 28, 2003, the Company filed a Current Report on Form 8-K, which contained a press release announcing the reopening of its San Diego facility after a one-day closure due to wildfires and which included information under Item 9 of such form.

On November 5, 2003, the Company filed a Current Report on Form 8-K, which contained a press release announcing that the Company will host a conference call to discuss third quarter 2003 financial results and operational highlights and which included information under Item 9 of such form.

ENCORE CAPITAL GROUP, INC.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC. BY: /s/ Barry R. Barkley —————————————— Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 12, 2003

Exhibit 31.1

Index

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	By: /s/ Carl C. Gregory, III Carl C. Gregory, III President & Chief Executive Officer

Exhibit 31.2

Index

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 12, 2003	By: /s/ Barry R. Barkley Barry R. Barkley Chief Financial Officer

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the three and nine-month periods ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

         /s/ Carl C. Gregory, III
Carl C. Gregory, III
Chief Executive Officer
November 12, 2003

         /s/ Barry R. Barkley
Barry R. Barkley
Chief Financial Officer
November 12, 2003

A signed original of this written statement required by Section 906 has been provided to Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc.
and furnished to the Securities and Exchange Commission or its staff upon request.