Form 10-K
period 2003-12-31
ENCORE CAPITAL GROUP INC
filed 2004-03-02
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number 000-26489

_________________

ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

_________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	48-1090909 (I.R.S. Employer Identification No.)

5775 Roscoe Court, San Diego, CA (Address of Principal Executive Offices)	92123 (Zip Code)

(877) 445-4581
(Registrant’s Telephone Number, Including Area Code)

_________________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [    ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 2,136,735 shares was $18,803,268 at June 30, 2003 based on the closing price of the Common Stock of $8.80 per share on such date, as reported by the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding at February 10, 2004 was 22,020,016.

TABLE OF CONTENTS

Index

PART I

Item 1 — Business

An Overview of Our Business

Nature of Business
Encore Capital Group, Inc. (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the ongoing analysis of these accounts, Encore employs a dynamic mix of collection strategies to maximize its return on investment. Encore is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation (“98-A”), Midland Receivables 99-1 Corporation (“99-1”), Midland Acquisition Corporation, MRC Receivables Corporation (“MRC”), Midland Funding NCC-1 Corporation (“NCC-1”), and Midland Funding NCC-2 Corporation (“NCC-2”) (collectively referred to herein as the “Company,” “we,” “us,” or “our”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but is recorded as an investment in retained interest on the accompanying consolidated statements of financial condition. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties.

We have been in the collection business for 50 years and started purchasing portfolios for our own account approximately 13 years ago. We purchase charged-off credit card receivables and, to a lesser extent, other consumer receivables, including auto loan deficiencies and general consumer loans. From our inception through December 31, 2003, we have invested over $285.4 million to acquire 7.3 million consumer accounts with a face value of approximately $12.7 billion.

In May 2000, we acquired selected assets of West Capital Financial Services Corp., which also purchased defaulted receivables portfolios. At that time, West Capital’s management team took over the operations of our business. Since then, this management team has refined our purchasing methodologies, significantly expanded and enhanced our collection strategies, improved our financial condition and returned Encore to profitability.

Since new management took over in mid-2000, we have collected $108.5 million through December 31, 2003 from the portfolios we purchased for $39.0 million in 2001; $118.5 million through December 31, 2003 from the portfolios we purchased for $62.5 million in 2002; and $59.0 million through December 31, 2003 from the portfolios we purchased for $89.8 million in 2003.

We purchase discrete pools of consumer receivables directly from credit card originators and other lenders, as well as from a variety of resellers. We have established certain relationships that allow us to purchase portfolios directly through negotiated transactions, and we participate in the auction-style purchase processes that typify our industry. In addition, we enter into “forward flow” arrangements in which we agree to buy receivables that meet agreed upon parameters over the course of the contract term. Since mid-2000, we have purchased pools of consumer receivables from thirty credit originators and resellers.

We evaluate each portfolio for purchase using our proprietary valuation and underwriting processes developed by our in-house team of statisticians. Unlike many of our competitors which we believe often base their purchase decisions primarily on numerous aggregated portfolio-level factors, including the lender/originator, the type of receivables to be purchased, or the number of collection agencies the accounts have been placed with previously, we base our purchase decisions primarily on our analysis of the specific accounts included in a portfolio. Based upon this analysis, we determine a value for each account, which we aggregate to produce a valuation of the entire portfolio. We believe this capability allows us to perform more accurate valuations of receivables portfolios. In addition, we have successfully applied this methodology to other types of receivables, such as auto loan deficiencies and consumer loans.

Generally, our objective is to purchase portfolios at a price that allows us to recoup at least 85% of our purchase price within 12 months, and at least 2.7 times our purchase price over 54 months, for that portion we do not sell at the time of purchase. A substantial majority of our portfolios purchased since the arrival of the new management team in mid-2000 have returned more than 85% of their purchase price within a year, excluding cash generated from selected sales of accounts.

After we purchase a portfolio, we continuously refine our analysis of the accounts to determine the best strategy for collection. As with our purchase decisions, our collection strategies are based on account level criteria. Our collection strategies include:

  outbound calling, driven by proprietary predictive software, by our own sizable collection workforce located at our two call centers;
  the use of multiple third party networks of collection attorneys to pursue legal action where appropriate;
  direct mail campaigns coordinated by our in-house marketing group;
  the transfer of accounts to a credit card provider, generating a payment to us; and
  the sale of accounts where appropriate.

By applying these multiple collection processes in a systematic manner, we have greatly increased our collection effectiveness and reduced our total operating expense per dollar collected. Total operating expense per dollar collected was $0.39 for the year ended December 31, 2003, an improvement from $0.43 in the year ended December 31, 2002 and $0.56 in the year ended December 31, 2001. For the year ended December 31, 2003, we collected a monthly average of $23,385 per average active employee. For the year ended December 31, 2002, we collected a monthly average of $21,656 per average active employee, as compared to a monthly average of $12,875 per average active employee for the year ended December 31, 2001.

Investors wishing to obtain more information about Encore Capital Group, Inc. may access our Internet site (www.encorecapitalgroup.com) that allows access to relevant investor related information such as SEC filings, analyst coverage and earning estimates, press releases, featured articles, an event calendar, and frequently asked questions.

Our Industry
The receivables management industry is large and growing rapidly, driven by increasing levels of consumer debt, higher default rates, and increasing use of third-party providers by credit originators to collect their defaulted receivables. At December 31, 2003, consumer credit, which excludes mortgages, was $2.0 trillion, up 3.9% from December 31, 2002. Consumer credit grew at an 8.3% compounded annual rate between 1992 and 2002. The Federal Reserve Board estimates that consumer credit charge-offs totaled $57.2 billion during the third quarter of 2003, representing 2.9% of all consumer credit outstanding as of September 30, 2003. Consumer credit charge-offs grew at a 12.1% compounded annual rate between 1992 and 2002. Revolving credit, a subset of consumer credit, which includes credit cards, rose 2.6% to $742.5 billion in December 2003 from December 2002. Revolving credit is the fastest growing component of consumer credit, growing at an 11.0% compounded annual rate between 1992 and 2002. According to the Federal Reserve Board, for the third quarter of 2003, the credit card charge-off rate was 5.2%, down from 5.7% in the third quarter of 2002. Revolving credit charge-offs reached $44.3 billion in 2002, growing at a 14.2% compounded annual rate between 1992 and 2002.

Historically, credit originators have sought to limit credit losses either through using internal collection efforts with their own personnel or outsourcing collection activities to accounts receivable management providers. Credit originators that have outsourced the collection of defaulted receivables have typically remained committed to third-party providers as a result of the perceived economic benefit of outsourcing and the resources required to reestablish the infrastructure required to support in-house collection efforts. Credit originators’ outsourced solutions include selling their defaulted receivables for immediate cash proceeds and placing defaulted receivables with an outsourced provider on a contingent fee basis while retaining ownership of the receivables.

The accounts receivable industry is highly fragmented, with approximately 6,000 collection companies in the United States. Most of these collection companies are small, privately owned companies that collect for others for a contingent fee. We believe that there are fewer than fifteen to twenty large companies (many of which remain privately-owned) that purchase the receivables and collect on them for their own account.

Our Strengths
Since the new management team took over in mid-2000, we have substantially refined our purchasing methodologies, expanded our collection strategies, improved our balance sheet and became consistently profitable. We believe that these results are a product of the following strengths and competitive advantages:

Empirically Based and Technology-Driven Business Processes. We have assembled a team of statisticians, business analysts and software programmers that has developed proprietary valuation models, software and other business systems that guide our portfolio purchases and collection efforts. Our information technology department has developed and continually updates sophisticated software that manages the movement of data, accounts and information throughout the company. These proprietary systems give us the flexibility, speed and control to capitalize on business opportunities.

Account-Based Portfolio Valuation. We analyze each account within a portfolio presented to us for purchase to determine the likelihood and expected amount of payment. The expectations for each account are then aggregated to arrive at a valuation for the entire portfolio. Our valuations are derived in large part from information accumulated on approximately 4.8 million accounts acquired since mid-2000.

Dynamic Collections Approach. Over the past three years, we have dramatically reduced our dependence on general outbound calling by expanding our collection strategies to include direct mail campaigns, greater use of legal actions, account sales, and a relationship with a national credit card company to provide for account balance transfers. Moreover, because the status of individual debtors changes continually, once each quarter we re-analyze all of our accounts with refreshed external data, which we supplement with information gleaned from our own collection efforts. We change our collection method for each account accordingly.

Experienced Management Team. Our management team has considerable experience in financial, banking, consumer and other industries, as well as the collections industry. We believe that the expertise of our executives obtained by managing in other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with the increased use of technology and statistical analysis.

Ability to Hire, Develop and Retain Productive Collectors and Key Employees. We place considerable emphasis on hiring, developing and retaining effective collectors and other employees who are key to our continued growth and profitability. As a result of ongoing training, compensation incentives and our progressive corporate culture, we believe that we have been able to achieve a retention rate that is higher than typical for our industry.

Large Database of Consumer Information. From our inception through December 31, 2003, we acquired approximately 7.3 million accounts. We utilize a significant portion of the data from these accounts in our account-level valuation techniques employed in both the acquisition and management of accounts.

Our Strategy
To enhance our position in the industry, we have implemented a business strategy that emphasizes the following elements:

Implement New and Refine Existing Collection Channels. We continually refine our collection processes, and evaluate new collection strategies, such as strategic outsourcing, to further supplement our traditional call center approach. We believe that our multiple and dynamic approach to collections increases our opportunity to achieve enhanced returns on our investments.

Leverage Expertise in New Markets. We believe that our internally developed underwriting and collection processes can be extended to a variety of charged-off consumer receivables in addition to charged-off credit card receivables. We intend to continue to leverage our valuation, underwriting and collection processes to other charged-off receivables markets, including auto loan deficiencies and general consumer loans. We believe that these markets may be less competitive, and therefore may offer more favorable pricing and higher margin opportunities. To date, our purchases of auto loan deficiencies and general consumer loans have performed to expectations.

Increase Our Negotiated Transactions. We have purchased portfolios from a number of credit originators and other sources. We believe that we have earned a reputation as a reliable purchaser and collector of defaulted consumer receivables portfolios, which helps to preserve the reputation of the credit originator. We intend to leverage our industry relationships and reputation to increase purchases through negotiated agreements, including forward flow contracts, and to reduce our reliance on auctions.

Improve Overall Cost of Funds. Recently, we have taken a number of steps to improve our balance sheet, and are now exploring new financing arrangements with the goal of continuing to improve our balance sheet, lowering our cost of funds, and thereby improving our profitability and return on equity.

Continue to Build Our Data Management and Analysis Capabilities. We are continually improving our technology platform and our pricing, underwriting and collection processes through software development, statistical analysis and experience.

Consider Complementary Acquisitions. We intend to be opportunistic, and may pursue the acquisition of complementary companies to add to our expertise in new markets, add capacity, and provide us with additional portfolios to service.

Acquisition of Receivables
Once a portfolio purchase has been approved by our investment committee and the terms of the sale have been agreed to with the portfolio seller, the acquisition is documented in an agreement that contains customary terms and conditions. Provisions are incorporated for bankrupt, disputed, fraudulent or deceased accounts and, typically, the credit originator either agrees to repurchase these accounts or replace them with acceptable replacement accounts within certain time frames.

We maintain detailed static pool analysis on each portfolio that we have acquired, capturing collections, revenue, expense and other items for further analysis. In addition, our performance data set is continually updated and our valuation models are refined quarterly to capture the most current performance data.

As of December 31, 2003, we had two forward flow agreements under which we purchase charged-off receivables from the seller/originator on a periodic basis at a set price over a specified time period. Each of the agreements is cancelable by either party upon 60 days written notice without penalty. For the year ended December 31, 2003, we paid $32.8 million for receivables portfolios under forward flow agreements, which represented 36.6% of the $89.8 million in portfolio investments for the year. For the year ended December 31, 2002 we paid $12.4 million for receivable portfolios under forward flow agreements, which represented 19.8% of the $62.5 million in portfolio investments for the year. As part of our pre-purchase procedures, we obtain a representative test portfolio to evaluate and compare the characteristics of each portfolio to the parameters set forth in the agreement prior to purchase.

The following table summarizes the average age since charge-off of our portfolios at time of purchase after mid-2000 when the new management team took control. This table excludes all receivables portfolios purchased prior to May 22, 2000, which as of December 31, 2003 consists of approximately 2.5 million accounts with an original face value of approximately $2.7 billion and remaining book value of approximately $2.2 million (in thousands):

Age at Purchase	Remaining Book Value[1]	%[2]
Purchases after May 22, 2000

0-6 Months	$34,671	38.4%
7-12 Months	12,629	14.0
13-18 Months	22,284	24.6
19-24 Months	7,677	8.5
25-30 Months	2,588	2.9
31-36 Months	3,484	3.9
37+ Months	4,751	5.2

Total	$88,084	97.5%

[1]	Remaining book value at December 31, 2003.
[2]	Percentages are calculated based on our entire portfolio of receivables, including receivables purchased prior to May 22, 2000 and our investment in the retained interest.

Collection Strategies
After we purchase a portfolio, we continuously refine our analysis to determine the most effective collection strategy to pursue. Through our proprietary internally-developed collection software we evaluate a number of variables to determine collection strategies for each account. These strategies consist of:

  Call Centers. Generally, accounts with a higher likelihood of collection are called by collectors in our call centers in San Diego and Phoenix. Our collections department is divided into groups each consisting of three collection managers supervising approximately 36 collectors. Collectors are trained to use a friendly, but firm approach to assess the willingness of the customer to pay. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, collectors advise the debtors of alternative sources of financing to pay off their debt, such as a home equity line of credit. In cases where a payment plan is developed, collectors encourage debtors to pay through auto-payment arrangements. We also accept a variety of payment methods including checks, the Western Union Quick Collect® system, credit and debit cards, and wire transfers.
  Legal Action. We generally outsource those accounts where it appears the debtor is able, but is unwilling to pay. We utilize lawyers that specialize in collection matters, paying them a contingency fee on amounts collected. This process is managed by our Legal Outsourcing Department. We recently completed the process of changing how we interface with our attorney network. We expect this change will improve our efficiency in placing accounts with the attorneys as well as enhance our data integrity and warehousing capabilities.

°	Recovery Collectors. Prior to sending accounts to a law firm, a specialized internal group of collectors communicates our intention to have a lawyer evaluate the suitability of the account for litigation if payment arrangements cannot be established. These collectors have higher collection rates than the “core” collectors in the call center.

  Direct Mail. We have an in-house marketing team that develops innovative mail campaigns. The mail campaigns generally offer targeted debtors discounts on their balance owed to encourage settlement of their accounts and provide us with a low cost recovery method. This allows us to actively penetrate the segment of the portfolio that would not qualify for our outbound calling or legal action strategies.
  Sale. We believe our ability to purchase large portfolios enables us to sell a portion to buyers at a premium price. In addition, we sell, on a forward flow basis, all accounts in which the debtor has filed for protection under Chapter 13 of the United States Bankruptcy Code. Furthermore, we periodically sell accounts after we have determined that additional recovery efforts are not warranted.
  Account Balance Transfer. We may transfer to our credit card partner accounts with a low expected value or those for which collection efforts have failed. The credit card partner may offer the debtor the opportunity to put the balance on a credit card. If the account is transferred we receive an agreed upon payment. We retain the ownership of and the ability to collect on the charged-off accounts that the card issuer has solicited until a successful balance-transfer has occurred.
  Skip Tracing. If, when a collector calls an account, the phone number proves inaccurate, or if current contact information for a debtor is not available at the time of account purchase, then the account is automatically routed to our database skip tracing process. We currently use eight different companies to provide phone numbers and addresses. We are able to process large volumes of accounts in a relatively short period of time. To ensure we do not continually call inaccurate numbers, a database has been established to track all phone numbers received on an account. If we receive a phone number from one of our outside partners that has proven to be inaccurate in the past, we do not add it to our system.

  Inactive. For accounts where the prospects of collection seem remote–for example, the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased – no collection method of any sort is assigned at that time. We try to use our collection resources wisely and efficiently by not wasting resources on accounts where the prospects of collection are remote.

Because the status of debtors changes continually, we re-analyze all of our accounts each quarter with refreshed credit bureau data, which we supplement with information gleaned from our own collection efforts. As circumstances dictate, we change our collection method for each account accordingly.  We work the accounts we deem collectible over an extended period of time to improve our return on investment.

Recruiting and Training of Collectors
As of December 31, 2003, we employed 383 experienced collectors, 124 inexperienced collector trainees, and 74 management personnel within the collection workforce. Experienced collectors include those in the collection workforce employed as of January 1, 2003 and who were not part of our Employee Development Group (EDG). Inexperienced collectors are those in the collection workforce who were part of the EDG on January 1, 2003 plus all new hires in 2003. We believe our approach to hiring, training and retaining the collector workforce is unique and is aligned with our corporate goals. We seek to hire individuals who not only can collect, but will also be flexible when the company makes changes to account workflows and support our goal of always improving our collection processes.

Prospective collectors go through an extensive interviewing process that requires them to fill out a job questionnaire, interview with professional recruiters, take a basic mathematical test, go through a criminal background screen, sit on the phone with one of our existing employees for 30 minutes and pass a behavioral test designed to predict a job fit. The behavioral test was developed in partnership with an outside psychological testing firm and targets those individuals who have characteristics similar to our established collector workforce. This test was implemented in the third quarter of 2002 and reduced attrition in the collector trainees during the first six months by almost 50%.

Once hired, all new collectors go through a thorough 4-week training process. During this period, they are taught our collection system, the Fair Debt Collection Practices Act (“FDCPA”), negotiation skills and queue management. Each collector must pass a comprehensive test on the FDCPA and other state laws before graduating.

After graduation, each individual is placed in our Employee Development Group. This group consists of inexperienced collectors, most of whom are in their first 6 months of employment. Our focus in this area is to build confidence in the new collectors and to support their growth with extensive management attention. Our manager-to-collector ratio target for this group is 1 to 10. We set up incentives to encourage personal growth through development of solid work habits and refined individual skills that will promote long-term success rather than penalize employees for not achieving quick performance levels. We believe this approach motivates the new collectors to learn and perform.

Once collectors in the Employment Development Group are able to show consistent performance by completing the required proficiency levels, they are transferred to our general workforce, where they are organized into teams of approximately 36 people with 3 managers. The larger team environment was established specifically to ensure management coverage throughout the day and to make sure there is adequate coverage during vacations. Our general collector workforce incentive plan has three components: base pay, which ranges from $2,250 to $3,500 per month; variable individual compensation; and team bonus. Top collectors earn more than $90,000 per year, with the average collector earning approximately $40,225 per year. The variable component of the collector’s salary is based on a rolling 90-day period of time to ensure consistent performance.

Technology Platform
We believe one of our competitive advantages is the robust information management system we have developed. This system is integrated into all areas of our business and moves large amounts of data and information throughout the company as needed. In addition, it provides us with the flexibility to act upon up-to-date account information that allows us to continually enhance our business models to improve our collection efforts. We have an in-house staff of 16 programmers who create the functionality required to perform the tasks. Some examples include:

  an interactive query tool that selects a population of debtors for a mail campaign, splits the accounts into production cells and creates the output file for our mail vendor;
  an automated bankruptcy process that takes weekly electronic updates from our monitoring service, segments the accounts by bankruptcy chapter and places them in a queue for sale or follow-up or removes the account from the active process entirely;
  a phone number management system that tracks all phone numbers obtained for a customer, the source, the reason for removal (if any) and the number of attempts made to contact the customer at that number;
  a distribution tool that takes daily credit bureau activity files and sends automatic letters and places the accounts in collector queues;
  a queue management tool that ensures each collector's queue is worked regularly, stays within pre-established limits and is recycled on a bi-monthly schedule; and
  a dynamic extraction tool that culls accounts and electronically places them with legal firms across the country, according to a flexible set of hierarchical priorities.

Our collection software resides on an IBM iSeries, which was upgraded in July 2003. The hardware platform currently manages our approximately 7.3 million accounts and can be expanded to manage twice this number of accounts in the future without an additional upgrade, giving us extremely high levels of reliability and scalability.

We maintain a Microsoft Windows® 2000 based network that supports our back-office software including the human resource management application Perspectives, MAS 200® accounting software and ADP payroll system.

We use a Sun MicrosystemsTM based Concerto predictive dialing system and our analysts work with our SAS® quantitative analysis software on a Unix® server.

The application software and the network are backed up daily and kept offsite in a fireproof vault. We have a disaster recovery plan that was developed in conjunction with IBM and an agreement with Sungard Data Systems Inc. to provide equipment and facilities. In addition, we have an 850-gallon diesel generator capable of running our Phoenix facility, where the iSeries resides, in case of an extended power failure.

Competition
The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies and financial services companies, which may have substantially greater personnel and financial resources than we do. We also compete with traditional contingency agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivables portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivables portfolios, have continued to diversify into third party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivables portfolios, our ability to be a reliable funder of prospective portfolios, and the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.

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

Government Regulation
In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements and are in compliance with all material government regulations.

The FDCPA and comparable state statutes establish specific guidelines and procedures, which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. In addition to the FDCPA, significant federal laws applicable to our business include the following:

•	Truth-In-Lending Act;	•	Electronic Funds Transfer Act;
•	Fair Credit Billing Act;	•	U.S. Bankruptcy Code;
•	Equal Credit Opportunity Act;	•	Gramm-Leach-Bliley Act; and
•	Fair Credit Reporting Act;	•	Regulations that relate to these Acts

Additionally, there may be comparable statutes in those states in which customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers, and also limit the time in which we may file legal actions to enforce consumer accounts.

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

Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. These laws, among others, may give consumers a legal cause of action against us, or may limit our liability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account.

Recently enacted state and federal laws concerning identity theft, privacy, the use of automated dialing equipment and other consumer protection laws impose requirements or restrictions on collection methods or our ability to enforce and recover certain debts. These requirements or restrictions could adversely affect our ability to enforce the receivables.

The laws described above, among others, as well as any new laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to the receivables.

Legal Department
Our legal department manages corporate legal matters, including litigation management, contract preparation and review, regulatory and statutory compliance, obtaining and maintaining state licenses and bonds, and dispute and complaint resolution. As of December 31, 2003, this department consisted of three full-time attorneys and one full-time paralegal.

The legal department helps to develop guidelines and procedures for recovery personnel to follow when communicating with a customer or third party during our recovery efforts. The legal department assists our training department in providing employees with extensive training on the FDCPA and other relevant laws. In addition, the legal department researches and provides collection and recovery personnel with summaries of state statutes so that they are aware of applicable time frames and laws when attempting to recover an account. It meets with other departments to provide legal updates and to address any practical issues uncovered in its review of files referred to the department.

Employees
As of December 31, 2003, we had 716 employees, of which 581 were involved in the collection workforce and 135 were involved in other functions. The additional 135 employees were in the following departments:

  16 employees manage our other collections strategies such as legal outsourcing and direct mail;
  21 human resources personnel, including 6 staff members dedicated to the training needs of our collectors;
  15 employees dedicated to the analytical and transactional aspects of all of our portfolio purchases and sales efforts;
  18 employees support our legal and compliance efforts;
  61 employees support our analytic and technology capabilities, including 4 statisticians, 22 in the accounting/finance organization and 35 information technology employees, 16 of whom are programmers; and
  4 executives.

None of our employees is represented by a labor union. We believe that our relations with our employees are good.

Index

Item 2 – Properties

We service our customers from two facilities. Our larger facility is located in Phoenix, Arizona. Designed to accommodate up to 600 employees, at December 31, 2003, the facility housed 431 employees. We lease the Phoenix facility, which is approximately 62,000 square feet, for a current monthly amount of $28,000; this lease expires in 2008. We also lease a facility in San Diego, California, which contains not only additional collection operations, but also serves as our corporate headquarters. This facility is approximately 33,000 square feet and is designed to accommodate up to 325 employees. It housed 285 employees at December 31, 2003. The San Diego facility lease payment totals $45,505 per month and the lease expires in October 2004. The Company is currently in negotiations with respect to replacement facilities following the expiration of the San Diego facility lease.

Index

Item 3 — Legal Proceedings

The FDCPA and comparable state statutes may result in class action lawsuits, which can be material to our business due to the remedies available under these statutes, including punitive damages.

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against our wholly owned subsidiary Midland Credit and two unaffiliated financial institutions. The plaintiff’s second amended complaint purported to assert claims for alleged violations of (i) the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a putative class of Texas residents allegedly similarly situated, and (ii) the Fair Debt Collection Practices Act on behalf of a nationwide putative class of persons allegedly similarly situated. Generally, the second amended complaint alleged that mailings related to a credit card balance transfer program are deceptive and misleading. The second amended complaint sought actual, statutory and treble damages in an amount to be determined, together with pre-judgment and post-judgment interest, attorneys’ fees, and preliminary and permanent injunctions enjoining defendants from making offers or distributing materials substantially similar to the mailings that are the subject of the second amended complaint, plus certain other relief. Our co-defendants, including a large financial institution, accepted our defense in this case. This case was settled at no cost to us and dismissed on December 16, 2003 with a full release by the plaintiff of all claims and liability against Midland Credit and related entities.

There are a number of additional lawsuits or claims pending or threatened against us. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of our employees or alleged improper reporting of credit information by the us. Although litigation is inherently uncertain, based on past experience; the information currently available; and the possible availability of insurance and/or indemnification from originating institutions in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial statements. However, future events or circumstances, currently unknown to us, may determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial statements in any future reporting periods.

We do not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial statements.

Index

        Item 4 — Submission of Matters to a Vote of Security Holders

On November 18, 2003, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Raymond Fleming, Carl C. Gregory, III, Neville J. Katz, Eric D. Kogan, Alexander Lemond, Richard A. Mandell, Peter W. May, Nelson Peltz and Robert M. Whyte were elected to serve as Directors.

The votes for the election of Directors is set forth below:

Name of Nominee	Votes For	Votes Against	Votes Withheld	Abstentions

Raymond Fleming	14,291,238	107,770	0	0
Carl C. Gregory, III	14,291,238	107,770	0	0
Neville J. Katz	14,291,238	107,770	0	0
Eric D. Kogan	14,288,338	107,770	2,900	0
Alexander Lemond	14,291,238	107,770	0	0
Richard A. Mandell	14,291,238	107,770	0	0
Peter W. May	14,288,338	107,770	2,900	0
Nelson Peltz	14,291,238	107,770	0	0
Robert M. Whyte	14,291,238	107,770	0	0

At the Annual Meeting, the stockholders also approved proposal 2, ratifying the selection of the Company’s independent auditors. The votes for proposal 2 were as follows:

	Votes For	Votes Against	Votes Withheld	Abstentions

Proposal 2	14,272,388	102,770	0	23,850

Index

PART II

Item 5 — Market for the Registrant’s Common Equity Securities and Related
Stockholder Matters

Our common stock is traded on the Nasdaq Stock Market’s National Market under the symbol “ECPG.” Prior to July 21, 2003, our stock traded on the OTC Electronic Bulletin Board under the symbol “ECPG.OB” (and before February 2002, it traded under the symbol “MCMC.OB”).

While on the OTC, trading in our stock was often sporadic with a relatively low volume of shares traded. Quotations of the OTC reflect inter-trader prices, without material mark-up, markdown or commission and may not necessarily represent actual transactions.

The high and low closing sales prices of the common stock, as reported by Nasdaq Stock Market’s National Market and the OTC Electronic Bulletin Board for each quarter during our two most recent fiscal years are reported below:

	Market Price
	High	Low

Fiscal Year 2002
First Quarter	$0.80	$0.26
Second Quarter	$1.01	$0.70
Third Quarter	$1.20	$0.45
Fourth Quarter	$1.60	$0.75

Fiscal Year 2003
First Quarter	$ 1.60	$ 1.05
Second Quarter	$ 9.70	$ 1.60
Third Quarter	$14.40	$ 8.99
Fourth Quarter	$15.10	$11.85

The closing price of Encore’s common stock on February 10, 2004 was $15.49 per share and there were 142 holders of record, including 100 NASD registered broker/dealers, which hold 9,382,172 shares on behalf of their clients.

Use of Proceeds of Recent Public Offering
In October 2003, Encore completed a public offering of 3,000,000 shares of its common stock, with certain stockholders selling an additional 2,750,000 shares of Encore’s common stock. The underwriters for the offering were Jefferies & Company, Inc., Brean Murray & Co., Inc. and Roth Capital Partners, LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, Registration Number 333-108423, which was declared effective by the Securities and Exchange Commission on September 26, 2003. All of the 3,000,000 shares sold by us were issued at a price of $11.00 per share. We received net proceeds from the offering of approximately $30.1 million, after deducting approximately $2.9 million in underwriters’ fees and other offering fees and expenses. We used $7.3 million of the proceeds from the offering to repay the then outstanding $7.3 million principal amount senior note to an institutional investor (the “Senior Notes”) (see Note 6 to the consolidated financial statements). We intend to use the balance of approximately $22.8 million of such net proceeds for working capital and general corporate purposes, which may include the acquisition of complementary companies.

Private Securities Issuances
On February 22, 2002, certain existing stockholders and their affiliates purchased one million shares of our Series A Convertible Preferred Stock at a price of $5.00 per share for an aggregate purchase price of $5.0 million. Pursuant to an agreement between the Company and the holders of the Series A Preferred Stock, all of the preferred shares were converted into 10,000,000 shares of our common stock simultaneously with the closing of the public offering of our common stock on October 1, 2003. The holders of the Series A Preferred Stock were paid accrued dividends to the conversion date in accordance with the terms of the Series A Preferred Stock, but did not pay or receive any other consideration in connection with the conversion.

Effective February 22, 2002, in connection with the forgiveness of $5.3 million of outstanding debt, the lender agreed to reduce its warrant position by 200,000 from 428,571 to 228,571, retaining the term and exercise price of $0.01 when originally issued in January 2000 in connection with the purchase of our 12% Series No. 1 Senior Notes (the “Senior Notes”) to an institutional investor (see “Senior Notes” in Management’s Discussion and Analysis of Financial Discussion and Results of Operations). Effective October 31, 2000, we issued an additional 5,241 warrants to the institutional investor pursuant to the anti-dilution provisions of the warrants. Concurrently with the closing of our public offering on October 1, 2003, all 233,812 warrants were exercised and we received $2,338 in payment of the aggregate exercise price.

In January 2000 we issued 100,000 warrants to an affiliated party that agreed to guarantee the Senior Notes. Effective October 31, 2000, we issued an additional 1,275 warrants to the affiliated party pursuant to the anti-dilution provisions of the warrants. On September 30, 2003, all 101,275 warrants were exercised and we received $1,013 in payment of the aggregate exercise price.

In December 2000, we issued 621,576 warrants to acquire our common stock at an exercise price of $1.00 per share. The warrants were granted in conjunction with the establishment of a $75.0 million secured financial facility (the “Secured Financing Facility”) that expires on December 31, 2004. On December 8, 2003, all 621,576 warrants were exercised and we received $621,576 in payment of the aggregate exercise price.

From October 2000 through September 2001, we issued 250,000 warrants to acquire our common stock at an exercise price of $0.01 per share. The warrants were granted in conjunction with the establishment and extension of a $2.0 million stand-by line of credit. The stand-by line of credit expired December 31, 2001. In April 2002, all 250,000 warrants were exercised and we received $2,500 in payment of the aggregate exercise price.

No underwriters were involved in the foregoing issuances of our securities. Each of the issuances of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) under the Securities Act as transactions by an issuer not involving a public offering. The recipients of the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates representing such securities issued in such transactions. All recipients had access to detailed financial and operating information about us.

Dividend Policy
We have never declared or paid dividends on our common stock and we anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not intend to declare or pay dividends on the common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be subject to the discretion of our board of directors, which may review our dividend policy from time to time. We may also be subject to additional dividend restrictions under future financing facilities.

Our Series A Convertible Preferred Stock carried a cumulative dividend, payable semi-annually, of 10.0% per annum. Dividends due on August 15, 2002, February 15, 2003 and August 15, 2003 were paid in cash. On October 1, 2003, concurrent with the Company’s follow-on public offering, all the holders of the Series A Preferred Stock converted their shares into 10.0 million shares of common stock pursuant to an agreement executed between the holders of such shares and the Company. The holders of the Series A Preferred Stock were paid accrued and unpaid dividends totaling $63,889 to the conversion date in accordance with the terms of the Series A Preferred Stock, but did not pay or receive any other consideration with the conversion.

Index

Item 6 — Selected Consolidated Financial Data

This table presents selected historical financial data of Encore. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data” in the table below), as of December 31, 2001, 2000, and 1999 and for the years ended December 31, 2000 and 1999, were derived from our audited consolidated financial statements not included in this report. The Selected Operating Data are derived from the books and records of Encore.

The selected historical financial data, except for Selected Operating Data, as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001, were derived from our audited consolidated financial statements included elsewhere in this report. (In thousands, except per share, percentages, and personnel data):

	As Of And For The Years Ended December 31,
	2003	2002	2001	2000	1999
Revenues
Revenue from receivables portfolios [1]	$115,575	$80,961	$32,581	$15,434	$12,917
Revenue from retained interest	307	5,707	9,806	11,679	7,836
Servicing fees and related revenue	1,620	3,712	5,458	9,447	7,405

Total revenues	117,502	90,380	47,845	36,560	28,158

Operating expenses
Salaries and employee benefits	39,286	35,137	27,428	23,423	18,821
Other operating expenses	11,335	7,934	5,708	6,211	3,479
Cost of legal collections	15,827	11,028	5,457	129	–
General and administrative expenses	6,509	6,314	5,750	5,458	3,019
Restructuring charges	–	–	–	1,388	–
Provision for portfolio losses	–	1,049	–	20,886 [2]	–
Depreciation and amortization	2,023	2,453	2,481	2,154	964

Total operating expenses	74,980	63,915	46,824	59,649	26,283

Income (loss) before interest,
other income, and income taxes	42,522	26,465	1,021	(23,089)	1,875
Interest expense	(20,479)	(18,592)	(10,945)	(7,829)	(2,166)
Other income (expense), net	7,380 [3]	213	208	(69)	206

Income (loss) before income taxes	29,423	8,086	(9,716)	(30,987)	(85)
(Provision for) benefit from income taxes	(11,003)	5,703 [4]	(1,149)	7,257	34

Net income (loss)	18,420	13,789	(10,865)	(23,730) [2]	(51)
Preferred stock dividends	(374)	(440)	–	–	–

Net income (loss) available	$18,046	$13,349	$(10,865)	$(23,730) [2]	$(51)
to common shareholders

	As Of And For The Years Ended December 31,
	2003	2002	2001	2000	1999
Earnings (loss) per common share:
Basic	$1.65	$1.82	$(1.52)	$(3.20)	$(0.01)
Diluted	$0.88	$0.84	$(1.52)	$(3.20)	$(0.01)
Weighted-average shares outstanding:
Basic	10,965	7,339	7,161	7,421	5,989
Diluted	20,873	16,459	7,161	7,421	5,989

Cash flow data:
Cash flows provided by (used in):
Operating	$33,971	$24,690	$8,853	$(15,831)	$(3,405)
Investing	(19,472)	(11,158)	(21,773)	12,399	(59,491)
Financing	23,361	(14,192)	13,444	3,968	58,590

Selected operating data:
Purchases of receivables portfolios, at cost	$89,834	$62,525	$39,030	$6,911 [5]	$51,969
Growth in purchases, at cost [6]	43.7%	60.2%	464.8%	(86.7)%	109.9%
Gross collections for the period	$190,519	$148,808	$83,051	$66,117	$34,877
Gross collections growth for the period [6]	28.0%	79.2%	25.6%	89.6%	118.8%
Total active collectors at period end	507	435	419	336	NAV [7]
Total active employees at period end	716	611	583	523	585
Average active employees for the period	679	573	538	554	NAV [7]
Gross collections per average active
employee for the period	$281	$260	$154	$119	NAV [7]
Total operating expenses per average
active employee for the period	$110	$112	$87	$108 [2]	NAV [7]
Total operating expenses to gross
collections	39.4%	43.0%	56.4%	90.2% [2]	75.4%

Consolidated statements
of financial condition data:
Cash	$38,612	$752	$1,412	$888	$352
Restricted cash	842	3,105	3,053	2,468	2,939
Investment in receivables portfolios	89,136	64,168	47,001	25,969	57,473
Investment in retained interest	1,231	8,256	17,926	31,616	30,555
Total assets	138,285	89,974	77,711	71,101	101,540
Accrued profit sharing arrangement	12,749	11,180	2,378	–	–
Notes payable and other borrowings, net	41,178	47,689	69,215	53,270	47,418
Capital lease obligations	460	344	1,236	2,233	1,262
Total debt	41,638	48,033	70,451	55,503	48,680
Total liabilities	66,914	70,432	80,069	61,022	68,512
Total stockholders’ equity (deficit)	71,371	19,542	(2,358)	10,079	33,028

[1]	Includes gains from whole portfolio sales totaling $0.3 million, $0.7 million, and $0.1 million for the years ended December 31, 2003, 2002, and 1999, respectively.
[2]	Includes impairment charges of $20.9 million against the carrying value of thirty-two receivable portfolios acquired in 1999 and 2000, which increased the operating expenses per average active employee for 2000 by $38,000 and approximates 31.6% of gross collections for 2000.
[3]	Reflects a non-recurring net pre-tax gain totaling $7.2 million, recognized in the first quarter of 2003 upon settlement of a lawsuit against the seller of certain accounts. This resulted in an after tax net gain of $4.4 million or $0.21 per share on a fully diluted basis.
[4]	Reflects a benefit totaling $9.9 million or $0.60 per share on a fully diluted basis, recognized in 2002 resulting from our reinstatement of our net deferred tax asset.
[5]	Includes $2.0 million in receivables portfolios purchased as part of the West Capital acquisition.
[6]	Percentage is calculated by taking the current period amount less the prior period amount and dividing the result by the prior period amount.
[7]	NAV - This information is not available.

Index

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this section should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements beginning on page 67 and the Risk Factors beginning on page 58.

Results of Operations

Highlights
Our business and financial results improved significantly during 2003. Highlights of our year are as follows:

We completed a follow-on public offering of our common stock in October of 2003. We sold 3.0 million shares (certain selling stockholders sold an additional 2.75 million shares) and our net proceeds were approximately $30.1 million, increasing our total equity to approximately $63.3 million at the time of the offering.

For the year ended December 31, 2003 as compared to the same period in 2002:

  Gross collections increased 28.0% to $190.5 million;
  Revenues increased 30.0%, reaching $117.5 million;
  Operating expenses increased 17.3% to $75.0 million;
  Net income increased 33.6% to $18.4 million; and
  Cash flow from operations increased 37.6% to $34.0 million.

Our net income has grown, despite, among other things, a 22.8% growth in contingent interest expense to $16.0 million for the year ended December 31, 2003. Contingent interest expense relates to the sharing of residual collections with our Secured Financing Facility lender who has an exclusive relationship with us to finance credit card receivables purchases through December 2004. We have made moderate purchases of defaulted auto loans as part of our strategy to expand our activities into non-credit card markets.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The following table summarizes our collections, revenues, operating expenses, income before taxes, net income, and cash flows from operations (in thousands):

	Years Ended December 31,

	2003	2002	$ Change	% Change

Gross collections	$190,519	$148,808	$41,711	28.0%

Revenue	$117,502	$90,380	27,122	30.0
as a percentage of gross collections	61.7%	60.7%

Operating expenses	$74,980	$63,915	11,065	17.3
as a percentage of gross collections	39.4%	43.0%

Income before taxes	$29,423	$8,086	21,337	263.9
as a percentage of gross collections	15.4%	5.4%

Net income	$18,420	$13,789	4,631	33.6
as a percentage of gross collections	9.7%	9.3%

Cash flows from operations	$33,971	$24,690	9,281	37.6
as a percentage of gross collections	17.8%	16.6%

Collections
Gross collections for the year ended December 31, 2003 were $190.5 million compared to gross collections of $148.8 million for the year ended December 31, 2002, an increase of $41.7 million or 28%. The components of gross collections for the twelve months ended December 31, 2003 and 2002 are as follows:

	December 31, 2003	December 31 2002

Investment in receivable portfolios	$178,950	$124,388
Investment in retained interest	6,819	13,929
Gross collections for third parties	4,750	10,491

Total gross collections	$190,519	$148,808

The $41.7 million increase in gross collections reflects the continued leveraging of our workforce’s intellectual capital. Gross collections grew by 28.0% while the size of our average workforce grew by 18.5% during the year ended December 31, 2003 compared to the prior year. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 8.0% in monthly average collections to $23,385 from $21,656 per average employee during years ended December 31, 2003 and 2002, respectively. Our average monthly gross collections were $15.9 million and $12.4 million during the years ended December 31, 2003 and 2002, respectively, while our total employees averaged 679 for the year ended December 31, 2003 and 573 for the year ended December 31, 2002.

The $41.7 million increase in gross collections is derived primarily from new portfolios purchased since December of 2000 utilizing our Secured Financing Facility. Gross collections related to portfolios utilizing our Secured Financing Facility were $156.3 million for the year ended December 31, 2003, compared to gross collections of $101.1 million for the year ended December 31, 2002, an increase of $55.2 million or 54.6%.

Proceeds from a litigation settlement were not included in gross collections for the year ended December 31, 2003 (see Note 4 to the consolidated financial statements).

Revenues
Total revenues for the year ended December 31, 2003 were $117.5 million compared to total revenues of $90.4 million for the year ended December 31, 2002, an increase of $27.1 million, or 30.0%. The increase in total revenues is primarily the result of a $41.7 million or a 28.0% increase in gross collections from $148.8 million for the year ended December 31, 2002 compared to gross collections of $190.5 million for the year ended December 31, 2003. The increase is primarily from revenue from receivable portfolios, which increased $34.6 million or 42.8%, to $115.6 million from $81.0 million for the years ended December 31, 2003 and 2002, respectively. Revenue from the retained interest in securitized receivables declined by $5.4 million, from $5.7 million for the year ended December 31, 2002 to $0.3 million for the year ended December 31, 2003. This reflects declines in cash collections since the first quarter of 2003 in the underlying portfolios and the concurrent lowering of our expected yield on the retained interest from approximately 44.4% to 7.5% per annum. The portfolios within the retained interest were purchased as long ago as 1990, and therefore age, coupled with the recent decline in collection performance led to our conclusion that a lowering of the expected yield would be appropriate. The increase in revenue from receivable portfolios was further offset by a decrease in servicing fees of $2.1 million, a 56.4% decrease, from $3.7 million for the year ended December 31, 2002 to $1.6 million for the year ended December 31, 2003.

The $34.6 million increase in revenue from receivable portfolios for the year ended December 31, 2003 compared to the prior year is primarily attributable to new portfolios purchased during intervening quarters. During the year ended December 31, 2003, we purchased additional portfolios with a face value of $3.3 billion at a cost of $89.8 million, or 2.7% of face value. The portfolios purchased during 2003 provided $27.2 million of revenue during the year ended December 31, 2003.

We service a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $1.6 million and $3.7 million for the twelve months ended December 31, 2003 and 2002, respectively. In February of 2003, we elected to return all exhausted receivables to the owner. We have, however, retained the servicing rights for those receivables remaining in active work queues and those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to decrease.

Significant estimates have been made by management with respect to the timing and amount of collections of future cash flows from receivable portfolios owned and those underlying the Company’s retained interest. It is our policy, once every quarter, to evaluate each portfolio’s actual collections against the forecast. Through September 30, 2003, we had not increased the total estimated cash flow for any portfolio; however, we have reduced the total estimated remaining cash flow in certain circumstances. For those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. Conversely, we have reduced the remaining collection forecasts on those portfolios that have not met our expectations for the six most recent months.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded expectations. We have sought to develop the statistical support to help us determine whether the better than expected performance resulted from: (i) our collecting at a more rapid rate than originally forecast; (ii) our increasing our penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Our Unified Collection Score (“UCS”) model, recently developed to project these remaining cash flows, considers known data about the our customers’ accounts, including, among other things, our collection experience, and changes in external customer factors, in addition to all data known when we acquired the accounts.

The UCS model was implemented effective October 1, 2003. We revised the projected collections for portfolios with carrying values totaling $72.2 million as of October 1, 2003, which represented 91.9% of the aggregate carrying value of our portfolios at that date. The change in our estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total remaining gross collections for these portfolios by 36.9% as of December 31, 2003. The implementation of these revised forecasts resulted in an increase in the recognition of accretion revenue of $1.3 million and an increase in the accrual for contingent interest of $1.0 million for the fourth quarter of 2003. The net impact of the change in estimate was to increase fourth quarter pretax income by $0.3 million, net income by $0.2 million, and fully diluted earnings per share by $0.01. The reforecast of collections resulted in expanding the budgeted life of these portfolios by an average of 13 months from an average remaining life of 31 months to a revised average remaining life of 44 months. The resulting ratio of revenues to collections for accruing portfolios for the year ended December 31, 2003 increased 84 basis points to 60.9% as a result of this adjustment. It further had the impact of increasing the aggregate annual effective interest rate on all accruing portfolios by 6.4 basis points to 119.7% for the quarter ended December 31, 2003.

Total revenue recognized related to portfolios worked is comprised of two components – those portfolios that have a book basis and which are on accrual basis, and those that have collected more than forecasted and have fully recovered their book value (“Zero basis portfolios”). The following table summarizes the revenue recognized from each of these sources for the following periods (in thousands):

	For the Years Ended December 31,

Revenue component	2003	2002	$ Change	% Change

Accrual basis portfolios	$95,851	$76,043	$ 19,808	26.0%
Weighted average effective interest rate	140.5%	160.9%

Zero Basis Portfolios	$19,724	$4,918	14,806	301.1

Total owned portfolio revenue	$115,575	$80,961	34,614	42.8
Total owned portfolio revenue as a
percentage of our average aggregate
investment in receivable portfolios	169.4%	171.3%

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

Collections on certain of our portfolios have recovered their entire budgeted forecast and therefore have a zero basis. The total owned portfolio revenue as a percentage of our average aggregate investment in receivable portfolios of 169.4% for the year ended December 31, 2003 is slightly lower than the 171.3% for the year ended December 31, 2002.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Year Ended December 31, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	88,809	1,025	–	89,834
Transfers of portfolios	(1,860)	1,860	–	–
Gross collections	(157,335)	(1,911)	(19,704)	(178,950)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(777)	(2)	(20)	(799)
Revenue recognized	95,851	–	19,724	115,575

Balance, end of period	$87,249	$1,887	$–	$89,136

Revenue as a percentage of collections	60.9%	0.0%	100.0%	64.6%

	For the Year Ended December 31, 2002

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$45,671	$1,330	$–	$47,001
Purchases of receivable portfolios	62,525	–	–	62,525
Transfers of portfolios	(1,490)	1,490	–	–
Gross collections	(118,614)	(856)	(4,918)	(124,388)
Adjustments	(882)	–	–	(882)
Provision for portfolio losses	–	(1,049)	–	(1,049)
Revenue recognized	76,043	–	4,918	80,961

Balance, end of period	$63,253	$915	$–	$64,168

Revenue as a percentage of collections	64.1%	0.0%	100.0%	65.1%

The following table summarizes the changes in the balance of the retained interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Years Ended December 31,

	2003	2002

Balance, beginning of period	$8,256	$17,926
Gross collections	(6,819)	(13,929)
Amortization of unrealized gain	(513)	(1,448)
Revenue recognized	307	5,707

Balance, end of period	$1,231	$8,256

Revenue as a percentage of collections	4.5%	41.0%

The annualized effective interest rate for the retained interest was 7.5% for the year ended December 31, 2003 compared to 44.4% for the years ended December 31, 2002. During the first quarter of 2003, we lowered our expected yield on the retained interest based on our estimated net cash flows derived from both historical and projected collections.

Operating expenses
Total operating expenses were $75.0 million for the year ended December 31, 2003, compared to $63.9 million for the year ended December 31, 2002, an increase of $11.1 million or 17.3%. This increase is primarily volume-related, driven by a 28.0% increase in gross collections.

The largest component of total operating expenses is salaries (including bonuses) and employee benefits which increased by $4.2 million or 11.8% to $39.3 million for the year ended December 31, 2003 from $35.1 million for the year ended December 31, 2002. The 11.8% increase in salaries and benefits is the result of an increase in the average number of our employees. The average number of employees of 679 for the year ended December 31, 2003 grew by 106 or 18.5% from the 573 employees for the year ended December 31, 2002. Total salaries and benefits as a percentage of gross collections for the years ended December 31, 2003 and 2002 were 20.6% and 23.6%, respectively. Also included in salaries in the second quarter of 2002 is a $0.5 million settlement paid to a former executive officer.

We believe our success is directly related to our ability to attract and retain skilled employees. The retention rates of those experienced collectors employed at the beginning of the year and who remained employed through the end of the period were 79.0% and 81.0% for the years ended December 31, 2003 and 2002, respectively. The retention rates of inexperienced collectors (defined as those collectors in our training program at the beginning of the year, plus all new hires during the year and who remained employed through the end of the year) were 60.0% and 63.8% for the years ended December 31, 2003 and 2002, respectively.

Other operating expenses increased approximately $3.4 million, or 42.9%, to $11.3 million for the year ended December 31, 2003 from $7.9 million for the year ended December 31, 2002. The increase primarily reflects a $2.5 million increase to $4.7 million in direct mail campaign costs during the year ended December 31, 2003.

Gross collections through the legal channel amounted to $40.0 million for the year ended December 31, 2003, representing growth of 44.7% above the $27.6 million collected through this channel during the prior year. The cost of legal collections reflects those costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone or mail solicitation. The corresponding costs of legal collections amounted to $15.8 million or 39.5% of gross collections through this channel for the year ended December 31, 2003 as compared to the $11.0 million or 39.9% for the year ended December 31, 2002. The increase in the legal costs reflects an increased provision for uncollectible court costs of $2.2 million for the year ended December 31, 2003 as compared to $1.6 million for the prior year. The higher provision is based on our analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve of $3.6 million on court costs advanced of $4.9 million represents those costs that we believe will be ultimately uncollectible as of December 31, 2003.

General and administrative expenses were $6.5 and $6.3 million for the years ended December 31, 2003 and 2002, respectively. We have maintained consistent general and administrative expenses despite the increase in gross collections discussed above.

Depreciation expense of $2.0 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively, also decreased modestly due to limited expenditures for capital items.

Interest expense
The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,

	2003	2002	$ Change	% Change

Stated interest on debt obligations	$2,940	$3,859	$(919)	(23.8)%

Amortization of loan fees and	1,516	1,685	(169)	(10.0)
other loan costs
Contingent interest	16,023	13,048	2,975	22.8

Total interest expense	$20,479	$18,592	$1,887	10.1

For the year ended December 31, 2003, total interest expense including fees and amortization of other loan costs was $20.5 million on average borrowings for the period of $41.7 million, reflecting an effective interest rate of 49.1% for the period. The interest only portion (interest on debt obligations) of this total amounted to $2.9 million. For the year ended December 31, 2002, total interest expense including fees and amortization of other loan costs was $18.6 million on average borrowings of $55.8 million, reflecting an effective interest rate of 33.3% for the period. The interest only portion (interest on debt obligations) of this total amounted to $3.9 million. The remaining portions of interest expense consists primarily of contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender as well as amortization of loan fees and other loan costs.

We expensed $16.0 million and $13.0 million related to the sharing of residual collections with our Secured Financing Facility lender for the years ended December 31, 2003 and 2002, respectively, which was a $3.0 million or 22.8% increase in contingent interest expense. The $1.9 million increase in total interest expense consisted of the $3.0 million increase in total contingent interest expense offset primarily by a reduction in interest expense reflecting the repayment in full of two securitized receivable acquisition facilities and the revolving line of credit. These three facilities had a combined debt balance that totaled $16.2 million as of December 31, 2002, and were repaid in full during the second quarter of 2003 (see Notes 6 and 8 to consolidated financial statements). The Senior Notes totaling $7.3 million were repaid in full on October 1, 2003.

Other income and expense
For the year ended December 31, 2003, total other income was $7.4 million, compared to $0.2 million for the year ended December 31, 2002. We recorded a pretax net gain of $7.2 million in other income during the first quarter of 2003 related to a litigation settlement (see Note 4 to the consolidated financial statements).

Income taxes
For the year ended December 31, 2003, we recorded an income tax provision of $11.0 million, which is an effective rate of 37.4% of pretax income. For the year ended December 31, 2002, we recorded an income tax benefit of $5.7 million, reflecting an effective benefit of 70.5% of pretax income. During the fourth quarter of 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $9.9 million in the fourth quarter of 2002. This current tax benefit combined with a deferred tax expense, resulted in a net deferred tax benefit of $6.2 million for the fourth quarter of 2002 (see Note 9 to the consolidated financial statements).

Net Income
For the year ended December 31, 2003, we recognized net income of $18.4 million compared to net income of $13.8 million for the year ended December 31, 2002.

Supplemental Financial Information

The following table is a reconciliation of generally accepted accounting principles in the United States of America (“GAAP”) income before taxes, net income and fully diluted earnings per share to income before taxes, net income and fully diluted earnings per share, excluding one-time benefits and other charges for the years presented. We believe that these non-GAAP financial measures provide useful information to investors about our results of operations because the elimination of one-time benefits and charges that are included in the GAAP financial measures results in a normalized comparison of certain key financial results between the periods presented. (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002

Income Before Taxes
GAAP, as reported	$29,423	$8,086
Gain on settlement of litigation [1]	(7,210)	–
Write off of deferred costs [2]	870	–

Income before taxes, excluding one-time benefit and charges	$23,083	$8,086

Percentage increase over prior period	185.5%

Net Income
GAAP, as reported	$18,420	$13,789
Gain on settlement of litigation [3]	(4,376)	–
Write off of deferred costs [4]	528	–
Benefit from restoration of net deferred tax assets [5]	–	(9,887)

Net income, excluding one-time benefits and charges	$14,572	$3,902

Percentage increase over prior period	273.4%

Fully Diluted Earnings Per Share
GAAP, as reported	$0.88	$0.84
Gain on settlement of litigation [3]	(0.21)	–
Write off of deferred costs [4]	0.03	–
Benefit from restoration of net deferred tax assets[5]	–	(0.60)

Fully diluted earnings per share,
excluding one-time benefits and charges	$0.70	$0.24

Percentage increase over prior period	190.7%

[1]	This is the result of a net pretax gain of $7.2 million associated with a litigation settlement during the first quarter of 2003 (see Note 4 to the consolidated financial statements).
[2]	This is the result of the pretax write-off of $0.9 million in deferred loans costs and a debt discount associated with the early retirement of our Senior Notes during the fourth quarter of 2003 (see Note 8 to the consolidated financial statements).
[3]	This is the result of a net after-tax gain of $4.4 million, or $0.21 per fully diluted share associated with a litigation settlement during the first quarter of 2003 (see Note 4 to the consolidated financial statements).
[4]	This is the result of the after-tax write-off of $0.5 million, or $0.03 per fully diluted share in deferred loans costs and a debt discount associated with the early retirement of our Senior Notes during the fourth quarter of 2003 (see Note 8 to the consolidated financial statements).
[5]	This is the result of a change in the valuation allowance associated with our net tax assets as of December 31, 2002, which resulted in the recognition of a current tax benefit in the amount of $9.9 million, or $0.60 per fully diluted share during the year ended December 31, 2002 (see Note 9 to the consolidated financial statements).

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The following table summarizes our collections, revenues, operating expenses, income before taxes, net income, and cash flows from operations (in thousands):

	For the Years Ended December 31,

	2002	2001	$ Change	% Change

Gross collections	$148,808	$83,051	$65,757	79.2%

Revenues	$90,380	$47,845	42,535	88.9
as a percentage of gross collections	60.7%	57.6%

Operating expenses	$63,915	$46,824	17,091	36.5
as a percentage of gross collections	43.0%	56.4%

Income (loss) before taxes	$8,086	$(9,716)	17,802	183.2
as a percentage of gross collections	5.4%	(11.7)%

Net income (loss)	$13,789	$(10,865)	24,654	226.9
as a percentage of gross collections	9.3%	(13.1)%

Cash flows from operations	$24,690	$8,853	15,837	178.9
as a percentage of gross collections	16.6%	10.7%

Collections
Gross collections for the twelve months ended December 31, 2002 were $148.8 million compared to gross collections of $83.0 million for the twelve months ended December 31, 2001, an increase of $65.8 million or 79.2%. The components of gross collections are as follows:

	For The Years Ended December 31,

	2002	2001

Investment in receivable portfolios	$124,388	$49,429
Investment in retained interest	13,929	20,675
Collections for third parties	10,491	12,947

Total gross collections	$148,808	$83,051

The $65.8 million increase in gross collections reflects the continued leveraging of our workforce’s intellectual capital. Gross collections grew 79.2% while the size of our average workforce grew 6.5% during the year ended December 31, 2002 compared to the prior year. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 68.2% in monthly average collections of $21,656 and $12,875 per average employee during the years ended December 31, 2002 and 2001, respectively. Our average monthly gross collections were $12.4 million and $6.9 million during the years ended December 31, 2002 and 2001, respectively, while our total employees averaged 573 for the year ended December 31, 2002 and 538 for the years ended December 31, 2001.

The increased collections are primarily derived from new portfolios purchased since December 2000 utilizing our Secured Financing Facility. Gross collections related to portfolios utilizing our Secured Financing Facility were $101.1 million for the year ended December 31, 2002, compared to gross collections of $21.3 million for the year ended December 31, 2001, an increase of $79.7 million or 375.0%.

Revenues
Total revenues for the twelve months ended December 31, 2002 were $90.4 million compared to total revenues of $47.8 million for the year ended December 31, 2001, an increase of $42.5 million or 88.9%. The increase is primarily due to revenue from receivables portfolios, which increased $48.4 million or 148.5%, to $81.0 million from $32.6 million for the twelve months ended December 31, 2002 and 2001, respectively. This increase is primarily the result of a 79.2% increase in total collections of $65.8 million from $83.0 million in 2001 to $148.8 million in 2002. Revenue from the retained interest in securitized receivables declined by $4.1 million, from $9.8 million for the year ended December 31, 2001. This reflects declines in cash collections in the underlying portfolios. The increase was further offset by a decrease in servicing fees and other related income of $1.8 million, a 32.0% decrease from $5.5 million for the year ended December 31, 2001 to $3.7 million for the year ended December 31, 2002.

The $48.4 million increase in revenue from receivables portfolios for the year ended December 31, 2002 compared to the year ended December 31, 2001 is primarily attributable to new portfolios purchased during the year ended December 31, 2002. During the year ended December 31, 2002, we acquired new portfolios with a face value of $2.8 billion at a cost of $62.5 million, which represented 2.23% of face value. The majority of these portfolios were purchased utilizing our $75.0 million Secured Financing Facility. These portfolios provided $28.0 million of revenue during 2002. In 2001, we purchased portfolios with a face value of $1.6 billion at a total cost of $39.0 million, which represented 2.51% of face value. These portfolios provided $38.1 million of revenue during 2002, which was an increase from $15.2 million of revenue during 2001. We acquired substantially all the assets of another financial services company, West Capital Financial Services Corp. (“West Capital”), in May 2000. The portfolios acquired in the West Capital transaction with a face value of $2.4 billion and a cost of $2.0 million generated $1.4 million in revenue during 2002 compared with $4.1 million in 2001, a decrease of $2.7 million. As we expected, revenues on all other portfolios decreased by $1.4 million during 2002 as compared to 2001. Furthermore, certain portfolios that were previously recorded on a cost recovery basis were returned to the accretion method and accounted for $0.9 million of the increase in revenue for the twelve months ended December 31, 2002. We also initiated whole portfolio sales during 2002. The net gain from this initiative totaled $0.7 million, which is reflected in Revenue from receivables portfolios.

We serviced a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $3.7 million and $5.5 million for the years ended December 31, 2002 and 2001, respectively. In February 2003, we returned all exhausted receivables to the owner. We have, however, retained the servicing rights for those certain receivables in active work queues and those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to those receivables will continue to decrease.

The following tables summarize the changes in the balance of the investment in receivables portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Year Ended December 31, 2002

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$45,671	$1,330	$–	$47,001
Purchases of receivables	62,525	–	–	62,525
portfolios
Transfers of portfolios	(1,490)	1,490	–	–
Gross collections	(118,614)	(856)	(4,918)	(124,388)
Provision for portfolio losses	–	(1,049)	–	(1,049)
Adjustments	(882)	–	–	(882)
Revenue recognized	76,043	–	4,918	80,961

Balance, end of period	$63,253	$915	$–	$64,168

Revenue as a percentage of	64.1%	0.0%	100.0%	65.1%
collections

	For the Year Ended December 31, 2001

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$20,406	$5,563	$–	$25,969
Purchases of receivables	39,030	–	–	39,030
portfolios
Transfers of portfolios	1,271	(1,271)	–	–
Gross collections	(41,193)	(2,962)	(5,274)	(49,429)
Adjustments	(1,150)	–	–	(1,150)
Revenue recognized	27,307	–	5,274	32,581

Balance, end of period	$45,671	$1,330	$–	$47,001

Revenue as a percentage of	66.3%	0.0%	100.0%	65.9%
collections

Total revenue recognized related to portfolios worked is comprised of two components – those portfolios that have a book basis and which are on accrual basis and those that have collected more than forecasted and have fully recovered their book value. The table below recaps the revenue recognized from each of these sources for the following periods (in thousands):

	For the Years Ended December 31,

Revenue component	2002	2001	$ Change	% Change

Accrual basis portfolios	$76,043	$27,307	$48,736	178.5%
Weighted average effective interest rate	160.9%	87.3%

Zero Basis Portfolios	$4,918	$5,274	(356)	(6.8)

Total owned portfolio revenue	$80,961	$32,581	48,380	148.5
Total owned portfolio revenue as a
percentage of our average aggregate
investment in receivable portfolios	171.3%	105.1%

The annualized weighted average effective interest rate for receivables portfolios on the accretion method was 160.9% for the twelve months ended December 31, 2002, compared to 87.3% for the twelve months ended December 31, 2001. The increase in the effective interest rate is primarily due to the increasing proportion of our investment in receivables portfolios purchased since mid-2000 that have a higher effective rate than those portfolios purchased prior to mid-2000. The annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

The following table summarizes the changes in the balance of the retained interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Years Ended December 31,

	2002	2001

Balance, beginning of period	$17,926	$31,616
Gross collections	(13,929)	(20,675)
Amortization of unrealized gain	(1,448)	(2,871)
Adjustments	–	50
Revenue recognized	5,707	9,806

Balance, end of period	$8,256	$17,926

Revenue as a percentage of collections	41.0%	47.4%

The annualized effective interest rate for the retained interest was 47.2% for the twelve months ended December 31, 2002, compared to 39.8% for the twelve months ended December 31, 2001.

Operating Expenses
Total operating expenses were $63.9 million for the year ended December 31, 2002 compared to $46.8 million for the year ended December 31, 2001, an increase of $17.1 million or 36.5%. This increase is primarily volume-related, driven by a 79.2% increase in gross collections. The gross collections for the year ended December 31, 2002 amounted to $148.8 million, up 79.2% or $65.8 million from the $83.0 million of gross collections for the year ended December 31, 2001.

The largest component of total operating expenses is salaries (including bonuses) and employee benefits which increased by $7.7 million or 28.1% to $35.1 million for the year ended December 31, 2002 from $27.4 million for the year ended December 31, 2001. The 28.1% increase in salaries and benefits is the result of an increase in the average number of our employees. The average number of employees of 573 for the year ended December 31, 2002 grew by 35 or 6.5% from the 538 employees for the year ended December 31, 2001. Total salaries and benefits as a percentage of collections for the years ended December 31, 2002 and 2001 were 23.6% and 33.0%, respectively. Also included in salaries in the second quarter of 2002 is a $0.5 million settlement paid to a former executive officer.

We believe our success is directly related to our ability to attract and retain skilled employees. The retention rate of experienced collectors employed at the beginning of the year and who remained employed through the end of the period were 81.0% and 70.0% for the years ended December 31, 2002 and 2001, respectively. The retention rates of inexperienced collectors (defined as those collectors in our training program at the beginning of the year, plus all new hires during the period who remained employed through the end of the year) were 63.8% and 51.0% for the years ended December 31, 2002 and 2001, respectively.

Other operating expenses increased approximately $2.2 million, or 38.6%, to $7.9 million for the year ended December 31, 2002 from $5.7 million for the twelve months ended December 31, 2001. The increase was primarily a result of a $1.3 million increase in direct mail campaign costs and a $0.4 million increase in skip tracing expense during the year ended December 31, 2002.

Gross collections through the legal channel amounted to $27.6 million for the year ended December 31, 2002, representing growth of 69.2% above the $16.3 million collected during the prior year. The cost of legal collections reflects those costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone solicitation. The corresponding costs of legal collections amounted to $11.0 million or 39.9% of gross collections through this channel for the year ended December 31, 2002 as compared to the $5.5 million or 33.4% for the year ended December 31, 2001. The increase in the legal costs reflects an increased provision for uncollectible court costs of $1.6 million for the year ended December 31, 2002 as compared to $0.5 million for the prior year. The higher provision is based on our analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve of $2.1 million on court costs advanced of $3.3 million represents those costs that we believe will be ultimately uncollectible as of December 31, 2002.

General and administrative expenses increased to $6.3 million for the twelve months ended December 31, 2002, from $5.7 million for the twelve months ended December 31, 2001. The increase was primarily a result of an increase in insurance costs, which increased $0.6 million from $0.6 million for the year ended December 31, 2001, to $1.2 million for the year ended December 31, 2002. We have been able to leverage our collections, increasing gross collections 79.2% to $148.8 million from $83.0 million during the year ended December 31, 2002 compared to the year ended December 31, 2001, while maintaining a 10.5% increase in general and administrative expenses.

Depreciation expense remained consistent at $2.5 million for the twelve months ended December 31, 2002 and 2001.

We recorded a provision for portfolio losses of $1.0 million in the year ended December 31, 2002 related to the impairment of certain receivables portfolios.

Interest Expense
The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,

	2002	2001	$ Change	% Change

Stated interest on debt obligations	$3,859	$5,784	$(1,925)	(33.3)%
Amortization of loan fees and
other loan costs	1,685	2,783	(1,098)	(39.5)
Contingent interest	13,048	2,378	10,670	448.7

Total interest expense	$18,592	$10,945	$7,647	69.9

For the year ended December 31, 2002, total interest expense including fees and amortization of other loan costs was $18.6 million on average borrowings for the period of $55.8 million, reflecting an effective interest rate of 33.3% for the period. The interest only portion of this total amounted to $3.9 million. The remaining portion of interest expense consists primarily of amortization of loan fees and other loan costs, and contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender. For the year ended December 31, 2001, total interest expense including fees and amortization of other loan costs was $10.9 million on average borrowings for the period of $64.2 million, reflecting an effective interest rate of 17.0% for the period. The interest only portion of this total amounted to $5.8 million. The remaining portion of interest expense consists primarily of amortization of loan fees and other loan costs, and contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender.

As discussed in Note 8 to the consolidated financial statements, we expensed $13.0 million and $2.4 million related to the sharing of residual collections with our Secured Financing Facility lender for the years ended December 31, 2002 and 2001, respectively, resulting in an increase in contingent interest expense of $10.6 million.

Income Taxes For the year ended December 31, 2002, we recorded an income tax benefit of $5.7 million, which is an effective benefit of 70.5% of pretax income. The provision for 2002 reflects the recognition of an income tax benefit in 2002 resulting from the restoration of a million net deferred tax asset (see Note 9 to the consolidated financial statements). For the year ended December 31, 2001, we recorded an income tax provision of $1.1 million, reflecting an effective rate of 11.8%, which represents the deferred tax impact of the decrease in the unrealized gain on the retained interest. The provision for that period excluded taxes on pre-tax income as a result of a change in the valuation reserve on our deferred tax assets, which existed at that time. For the year ended December 31, 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $9.9 million in the fourth quarter of 2002. This current tax benefit combined with a deferred tax expense, resulted in a net deferred tax benefit of $6.2 million. The utilization of our California net operating losses had been suspended by the state of California until 2004.

Net Income (loss) Net income for the twelve months ended December 31, 2002 was $13.8 million compared to a net loss of $10.9 million for the twelve months ended December 31, 2001.

Supplemental Financial Information
The following table is a reconciliation of GAAP net income and fully diluted earnings per share to net income and fully diluted earnings per share, excluding one-time benefits for the years presented. We believe that these non-GAAP financial measures provide useful information to investors about our results of operations because the elimination of one-time benefits that are included in the GAAP financial measures results in a normalized comparison between the periods presented. (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001

Net Income
GAAP, as reported	$13,789	$(10,865)
Benefit from restoration of net deferred tax assets [1]	(9,887)	–

Net income, excluding one-time benefits	$3,902	$(10,865)

Percentage increase over prior period	135.9%

Fully Diluted Earnings Per Share
GAAP, as reported	$0.84	$(1.52)
Benefit from restoration of net deferred tax assets [1]	(0.60)	–

Fully diluted earnings per share, excluding one-time benefits	$0.24	$(1.52)

Percentage increase over prior period	115.8%

[1]	This is the result of a change in the valuation allowance associated with our net tax assets as of December 31, 2002, which resulted in the recognition of a current tax benefit in the amount of $9.9 million, or $0.60 per fully diluted share during the year ended December 31, 2002 (see Note 9 to the consolidated financial statements).

Liquidity and Capital Resources

The following table summarizes cash and cash equivalents, notes payable, and stockholders’ equity (deficit) for the years presented (in thousands):

	2003	2002	2001

Cash and cash equivalents	$38,612	$752	$1,412
Notes payable	41,178	47,689	69,215
Stockholders’ equity (deficit)	71,371	19,542	(2,358)

Liquidity
We normally meet our operating requirements by:

  using cash flows from operating activities;
  utilizing our $75 million Secured Financing Facility; and
  utilizing other financing for the acquisition of specific assets such as capital leases

For the year ended December 31, 2003, we realized net income of $18.4 million, which included the after tax effect of $4.4 million resulting from a litigation settlement (see Note 4 to the consolidated financial statements). For the twelve months ended December 31, 2002, we realized net income of $13.8 million, which included the restoration of a $6.8 million net deferred tax asset (see Note 9 to the consolidated financial statements).

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

On October 21, 2003, the underwriters of the public offering completed the exercise in full and closed the sale of their over-allotment option to purchase an additional 750,000 shares of our common stock from selling stockholders at $11.00 per share, less the applicable underwriting discount. We received approximately $29,000 from the exercise of options relating to certain shares included in the over-allotment option. We did not receive any proceeds from the sale of the 750,000 additional shares by selling stockholders.

As a result of our follow-on public offering and our net income for the year, our stockholders’ equity increased to $71.4 million as of December 31, 2003. Our stockholders’ equity was $19.5 million as of December 31, 2002, which included the forgiveness of certain debt and the issuance of preferred stock occurring during the first quarter of 2002. This was a $21.9 million increase from the stockholders’ deficit of $2.4 million at December 31, 2001.

We are in compliance with all covenants under our financing arrangements. We have achieved positive cash flows from operations of $34.0 million during the year ended December 31, 2003, which was a $9.3 million increase from the $24.7 million in cash flows from operations for the year ended December 31, 2002. We had positive cash flows from operations of $8.9 million during the year ended December 31, 2001, which was an increase from the $15.8 million in cash flows used in operations during the year ended December 31, 2000. We have achieved eight consecutive quarters of positive net income.

We believe that there is sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $38.6 million as of December 31, 2003, $35.0 million in availability as of December 31, 2003 under our Secured Financing Facility (see Note 8 to the consolidated financial statements), the repayment of a securitized receivable acquisition facility entered into by 99-1 (“Securitization 99-1”) and a securitized receivable acquisition facility entered into by 98-A (the “Warehouse Facility”) (see Notes 6 and 8 to the consolidated financial statements), our recent $1.8 million secured financing arrangement (“Secured Financing”) (see Note 8 to the consolidated financial statements), and the repayment in full of our Senior Note that occurred on October 1, 2003 (see Note 8 to the consolidated financial statements) to fund operations for at least the next 12 months.

Capital Resources
Cash and Cash Equivalents. Unrestricted cash and cash equivalents as of December 31, 2003 was $38.6 million compared to $0.8 million at December 31, 2002. The follow-on public offering and the increase in cash generated from operations have permitted us to avoid borrowing for purposes other than portfolio acquisition.

Secured Financing Facility. On December 20, 2000, through a wholly owned bankruptcy-remote, special-purpose entity, we entered into the $75.0 million Secured Financing Facility, which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The applicable interest rate is 1.0% lower on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and we have been repaid our investment, we share with the lender the residual collections from the receivable portfolios, net of our servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. New advances for portfolio purchases under the Secured Financing Facility would not be available beyond the December 31, 2004 expiration date. We are required to give the lender the opportunity to fund all of our purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004 (see Note 8 to the consolidated financial statements).

The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors against us. In conjunction with the Secured Financing Facility, we issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share, all of which were exercised in December 2003.

From the inception of the Secured Financing Facility through December 31, 2003, we purchased portfolios utilizing this facility at an aggregate purchase price of $183.3 million ($164.3 million of which was financed through this facility). As of December 31, 2003, there was $39.9 million outstanding under the facility (see Note 8 to the consolidated financial statements). During the year ended December 31, 2003, we repaid $59.9 million in principal, $2.2 million in interest, and $14.5 million in contingent interest pursuant to the residual collections sharing arrangement under the Secured Financing Facility. The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $82.8 million at December 31, 2003. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

For the year ended December 31, 2003, we expensed $2.3 million in interest and loan fee amortization, and $16.0 million in contingent interest expense for total Secured Financing Facility related interest expense of $18.3 million, which represented an effective interest rate of 58.3% on average borrowings of $31.4 million. For the year ended December 31, 2002, we expensed $1.8 million in interest and loan fee amortization, and $13.1 million in contingent interest expense for total Secured Financing Facility related interest expense of $14.9 million, which represented an effective interest rate of 66.2% on average borrowings of $22.4 million.

We intend to replace or renegotiate this facility by the end of its term.

The following table summarizes our repayment of debt related to our receivable purchases under the Secured Financing Facility for the following periods as of December 31, 2003 (in millions):

Period	Secured Financing Facility Original Borrowings	Remaining Balance as of December 31, 2003	Percent of Original Borrowings Remaining

2001	$35.0	$0.0	0.0%
Q1 2002	11.7	Less than 0.1	0.0
Q2 2002	9.4	0.1	0.6
Q3 2002	18.1	0.3	1.6
Q4 2002	15.1	2.8	18.7
Q1 2003	17.0	3.8	22.7
Q2 2003	22.0	8.5	38.8
Q3 2003	15.8	8.2	51.9
Q4 2003	20.2	16.2	80.3

Total	$164.3	$39.9	24.3

Secured Financing. On July 25, 2003, through a wholly owned, bankruptcy-remote, special-purpose entity, we entered into a $1.8 million secured financing arrangement to finance the purchase of non-credit card debt (the “Secured Financing”). The Secured Financing provided for a 75.0% advance rate with respect to four purchased receivable portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. The Secured Financing is collateralized by charged-off receivables from four receivable portfolios with an aggregate carrying value of $1.9 million as of December 31, 2003. Unlike the Secured Financing Facility, this financing arrangement does not require us to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Revolving Line of Credit. We entered into the Seventh Amended and Restated Promissory Note effective April 10, 2003, to renew our revolving line of credit. Availability under the revolving line of credit, which carried interest at the Prime Rate and matured on April 15, 2004, was reduced from $15.0 million to $5.0 million. Certain stockholders of Encore guaranteed this unsecured revolving line of credit. In connection with the guaranties, we have paid an aggregate fee of $75,000 per quarter to certain of the guarantors/stockholders. There were no amounts outstanding under the revolving line of credit at the time of termination. On October 14, 2003, we terminated this revolving line of credit, and the guarantors were released from their obligation and no further payments will be made to the guarantors.

Securitizations. In 1998, we engaged in a securitization transaction that was treated as a sale and not as a secured financing transaction. We recorded a retained interest in securitized receivables. The retained interest is collateralized by the credit card receivables that were securitized, adjusted for amounts owed to the note holders. The gross collections related to the retained interest amounted to $6.8 million for the year ended December 31, 2003; $13.9 million for the year ended December 31, 2002; and $20.7 million for the year ended December 31, 2001. The related income accrued on the retained interest amounted to $0.3 million for the year ended December 31, 2003; $5.7 million for the year ended December 31, 2002; and $9.8 million for the year ended December 31, 2001. Since repaying the note in September 2000, we have retained all collections of the underlying securitized receivables.

On March 31, 1999, through a bankruptcy remote, special purpose subsidiary, we entered into a $35 million securitized receivables acquisition facility (the “Warehouse Facility”) that was structured as a term loan with a final payment date of December 15, 2004. The Warehouse Facility, including the deferred insurance premium, was repaid in full on April 15, 2003. As of December 31, 2002, the balance outstanding under this facility was $5.6 million (see Note 8 to the consolidated financial statements). The facility accrued interest at 1.17% plus the one-week London interbank offered rate (“LIBOR”) totaling 2.67% per annum at December 31, 2002.

On January 18, 2000, through a bankruptcy remote, special purpose subsidiary, we issued securitized non-recourse notes in the amount of $28.9 million, bearing interest at 10% per annum (“Securitization 99-1”). The Securitization 99-1, including the deferred insurance premium, was repaid in full on April 15, 2003. The outstanding balance under this facility was $6.6 million at December 31, 2002 (see Note 8 to the consolidated financial statements).

The Warehouse Facility and Securitization 99-1 were insured through a financial guaranty insurance policy. The insurance policy required the payment of a base premium on a monthly basis and an additional premium, which was due at the debt maturity. The deferred premium totaled $1.3 million and $1.9 million at December 31, 2001 and 2002, respectively, which was reflected in accounts payable and accrued liabilities.

Senior Notes. In January 2000, we obtained financing through the issuance of $10.0 million principal amount senior notes to an institutional investor. On October 1, 2003, the remaining balance of the Senior Notes was repaid in full. The notes were our unsecured obligations, but were guaranteed by Midland Credit Management and one of our stockholders. In connection with the issuance of the notes, we issued warrants to the note holders and the guaranteeing stockholder to acquire up to an aggregate of 528,571 shares of our common stock at an exercise price of $0.01 per share.

On February 22, 2002, the institutional investor forgave $5.3 million of outstanding debt, consisting of a $2.8 million reduction in the original note balance, the forgiveness of $1.9 million in Payment-in-Kind Notes, and the forgiveness of $0.6 million in interest accrued through December 31, 2001, and reduced its warrant position by 200,000 warrants (see Note 3 to the consolidated financial statements). In conjunction with the debt forgiveness, capitalized loan costs totaling $0.1 million and debt discount totaling $0.5 million were written-off. The net gain on debt forgiveness totaling $4.7 million was reflected as an adjustment to stockholders’ equity. Furthermore, the terms of the Senior Notes and Payment-in-Kind Notes were revised. The interest rate on the remaining $7.3 million in Senior Notes was 6.0% per annum until July 15, 2003 and 8.0% per annum from July 16, 2003 to October 1, 2003, when the Senior Notes were repaid in full. In addition, warrants totaling 233,812 held by the institutional investor and 101,275 held by the guaranteeing stockholder were exercised concurrent with the our follow-on public offering. The remaining debt discount and capitalized loan fees associated with the Senior Note in the amount of $0.9 million were written off and charged to income in the fourth quarter of 2003.

Preferred Stock. In a transaction related to the forgiveness of debt discussed above, certain existing stockholders and their affiliates (the “Purchasers”) made an additional $5.0 million investment in Encore to purchase 1,000,000 shares of Series A Senior Cumulative Participating Convertible Preferred Stock. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of our common stock on a collective basis. This debt forgiveness and sale of preferred stock increased our net worth by $9.3 million. The preferred stock was entitled to dividends and other significant rights and privileges.

On October 1, 2003, concurrent with our public offering, all the holders of the Series A Preferred Stock converted their shares into 10.0 million shares of common stock pursuant to an agreement executed between the holders of such shares and the Company. The holders of the Series A Preferred Stock were paid all accrued and unpaid dividends totaling $63,889 at the time of the conversion in accordance with the terms of the Series A Preferred Stock, but did not pay or receive any other consideration in connection with the conversion (see Note 3 to the consolidated financial statements).

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Total

Capital lease obligations	$199	$193	$68	$–	$–	$460
Operating leases	800	390	390	390	292	2,262
Employment agreements	604	184	–	–	–	788
Secured Note	80	86	53	–	–	219
Debt - variable principal payments
(Secured Financing)	1,031	–	–	–	–	1,031
Debt - variable principal payments
(Secured Financing Facility)	27,076	12,684	168	–	–	39,928

Total contractual cash obligations	$29,790	$13,537	$679	$390	$292	$44,688

Repayments under our Secured Financing Facility and Secured Financing are predicated on our cash collections from the underlying secured receivables portfolios; however, repayment must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility, and October 25, 2005 under our Secured Financing. The table reflects the repayment of the loans under these facilities based upon our expected cash collections, which reflects repayments earlier than the required due dates.

This table does not include future interest or future contingent interest payments. For additional information on our debt, lease commitments, and other commitments see Notes 8 and 12 to our consolidated financial statements.

Cash Flows and Expenditures

Year ended December 31, 2003 compared to year ended December 31, 2002

The table below summarizes gross collections for the years indicated (in thousands):

	Years Ended December 31,

	2003	2002	$ Change	% Change

Owned credit card portfolios	$172,894	$120,965	$51,929	42.9%
Owned other consumer loans	6,056	3,423	2,633	76.9
Retained interest	6,819	13,929	(7,110)	(51.0)
Serviced portfolios	4,750	10,491	(5,741)	(54.7)

Gross collections	$190,519	$148,808	$41,711	28.0

We collected $190.5 million during the year ended December 31, 2003 from all portfolios, an increase of $41.7 million, or 28.0%, from the $148.8 million collected during the year ended December 31, 2002. The source of the improvement was approximately $51.7 million from the owned credit card portfolios, $2.9 million in collections from owned other consumer paper portfolios (charged-off unsecured consumer loans and auto loan deficiencies), offset by a decrease in collections on the retained interest of $7.1 million and decreased collections on the serviced portfolios of $5.7 million.

During 2001, we resumed purchasing charged-off unsecured consumer loans and during 2002, we began purchasing auto loan deficiencies. We purchased $6.0 million and $1.9 million in these loans for the year ended December 31, 2003 and 2002, respectively. Collections related to all portfolios of charged-off unsecured consumer loans and auto loan deficiencies amounted to $6.1 million and $3.4 million for each of years ended December 31, 2003 and 2002, respectively.

We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	For the Years Ended December 31,

	2003	2002	$ Change	% Change

Collection sites	$118,431	$94,997	$23,434	24.7%
Legal collections	39,972	27,620	12,352	44.7
Sales	28,071	18,545	9,526	51.4
Other	4,045	7,646	(3,601)	(47.	1)

Gross collections	$190,519	$148,808	$41,711	28.0

Cash flows from operations improved $9.3 million from $24.7 million for the year ended December 31, 2002 to $34.0 million for the year ended December 31, 2003. This reflects the 28.0% growth in gross collections, an increase of $41.7 million from the year ended December 31, 2002 to the year ended December 31, 2003 as well as the non-recurring net proceeds from the Litigation Settlement of $7.9 million in the second quarter of 2003.

Our primary investing activity to date has been the purchase of charged-off receivable portfolios. We purchase receivable portfolios directly from issuers; from resellers; and through brokers that represent various sellers. Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we generally provide ten percent of each portfolio’s purchase price (we provided 25.0% of the purchase price for certain non-credit card receivables purchased through the Secured Financing, and 100.0% of the purchase price of other non-credit card portfolios purchased during the year) as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios and bid only on those that meet our selective targeted return profile.

We paid $89.8 million for portfolios purchased during the year ended December 31, 2003, up $27.3 million or 43.7% from the $62.5 million paid during the year ended December 31, 2002. The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Average Purchase Price as a Percentage of Face

Q1 2002	331	$717,822	$13,145	1.83%
Q2 2002	386	514,591	10,478	2.04
Q3 2002	752	981,471	21,002	2.14
Q4 2002	380	591,504	17,900	3.03
Q1 2003	380	589,356	18,802	3.19
Q2 2003	982	1,177,205	26,271	2.23
Q3 2003	341	640,197	19,350	3.02
Q4 2003	332	881,609	25,411	2.88

We have recovered, in excess of revenue recognized on the accretion method, $71.4 million against the combined cost basis of our portfolios and our investment in the retained interest during the year ended December 31, 2003; up 35.9% or $18.9 million from the recoveries of $52.5 million for the year ended December 31, 2002.

The following table summarizes our purchases and related collections per year of purchase, adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition in 2000 (in thousands):

Year of Purchase	Adjusted Purchase Price	Cumulative Collections Through December 31, 2003	Collections To Date as a Multiple of Purchase Price

2000	$6,154	$23,987	3.9
2001	38,199	108,454	2.8
2002	61,525	118,549	1.9
2003	89,403	59,037	0.7

Total	$195,281	$310,027	1.6

While we have been able to exceed our targeted collections to adjusted purchase price ratio, the impact of pricing pressure may cause this multiple to decline.

The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition (in thousands):

	Concentration of Initial Purchase Cost by Seller

	2003		2002		2001		2000		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$30,420	33.9%	$20,223	32.3%	$13,222	33.9%	$–	–%	$63,865	32.3%

Seller 2	23,614	26.3	5,214	8.3	2,463	6.3	–	–	31,291	15.8

Seller 3	3,862	4.3	23,463	37.5	2,292	5.9	–	–	29,617	14.9

Seller 4	–	–	3,780	6.1	8,871	22.7	–	–	12,651	6.4

Seller 5	–	–	398	0.6	8,375	21.4	–	–	8,773	4.4

Seller 6	4,773	5.3	–	–	1,167	3.0	–	–	5,940	3.0

Seller 7	–	–	1,218	2.0	–	–	1,397	20.2	2,615	1.3

Seller 8	–	–	–	–	–	–	2,590	37.5	2,590	1.3

Seller 9	–	–	–	–	–	–	1,078	15.6	1,078	0.5

Seller 10	–	–	–	–	–	–	729	10.5	729	0.4

Other	27,165	30.2	8,229	13.2	2,640	6.8	1,117	16.2	39,151	19.7

	89,834	100.0%	62,525	100.0%	39,030	100.0%	6,911	100.0%	198,300	100.0%

Adjustments
(A)	(431)		(1,000)		(831)		(757)		(3,019)

Adjusted
Cost	$89,403		$61,525		$38,199		$6,154		$195,281

(A)	Adjusted for putbacks, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

Capital expenditures for fixed assets acquired with internal cash flow were $1.0 million for the year ended December 31, 2003. During the year ended December 31, 2003, $0.3 million of additional capital expenditures were acquired through a capital lease.

Net cash arising from financing activities was $23.4 million during the year ended December 31, 2003 as compared to a use of cash in financing activities of $14.2 million during the year ended December 31, 2002. This reflected $85.5 million in repayment of principal during for the year ended December 31, 2003 and was offset by borrowings of $78.2 million during the year ended December 31, 2003 to fund new portfolio purchases. This also reflected the receipt of $30.1 million in net proceeds from our follow-on offering in the fourth quarter of 2003. The repayment of principal includes the repayment in full of Securitization 99-1 and the Warehouse Facility as discussed in Notes 4 and 8 of the consolidated financial statements. This compares to borrowings of $62.2 million for the year ended December 31, 2002 to fund new portfolio purchases and $79.7 million in repayment of principal during for the year ended December 31, 2002 under our existing portfolio financing facilities.

Year ended December 31, 2002 compared to year ended December 31, 2001

The table below summarizes gross collections for the years indicated (in thousands):

	Years Ended December 31,

	2002	2001	$ Change	% Change

Owned credit card portfolios	$120,965	$49,178	$71,787	146.0%
Owned other consumer loans	3,423	235	3,188	1,356.6
Retained interest	13,929	20,675	(6,746)	(32.6)
Serviced portfolios	10,491	12,963	(2,472)	(19.1)

Gross collections	$148,808	$83,051	$65,757	79.2

We collected $148.8 million during the year ended December 31, 2002 from all portfolios, an increase of $65.8 million, or 79.2%, from the $83.0 million collected during 2001. Collections on owned portfolios increased by approximately $67.9 million or 97% from approximately $70.1 million during the year ended December 31, 2001 to approximately $138.0 million for the year ended December 31, 2002. The source of the improvement was approximately $79.7 million from the Secured Financing Facility portfolios. Offsetting this improvement was a $2.4 million reduction in collections on the 99-1 Securitization, a $1.0 million reduction in collections on the Warehouse Facility, a $1.5 million reduction from wholly owned portfolios, and a $6.7 million reduction in the 98-1 Securitization.

The $67.9 million increase in collections on owned portfolios is offset by approximately $2.5 million in lower collections related to serviced portfolios. During the year ended December 31, 2002, we collected approximately $10.5 million on serviced portfolios compared to approximately $13.0 million during the year ended December 31, 2001. In February 2003, we returned all exhausted receivables to the owner of these portfolios; however, we have retained the servicing rights for receivables placed in the attorney network.

During 2002 and 2001, we resumed purchasing charged-off unsecured consumer loans and auto loan deficiencies. We purchased $1.5 million and $1.0 million in unsecured consumer loans in 2002 and 2001, respectively. Collections related to the unsecured consumer loans amounted to $3.4 million in 2002 and $0.2 million in 2001. We also purchased $0.4 million in auto loan deficiencies in December 2002.

We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes gross collections by collection channel for the years indicated (in thousands):

	Years Ended December 31,

	2002	2001	$ Change	% Change

Collection sites	$94,997	$64,160	$30,837	48.1%
Legal collections	27,620	16,325	11,295	69.2
Sales	18,545	1,768	16,777	948.9
Other	7,646	798	6,848	858.1

Gross collections	$148,808	$83,051	$65,757	79.2

Cash flow from operations improved $15.8 million from $8.9 million for the year ended December 31, 2001 to $24.7 million for the year ended December 31, 2002. First, this reflects the 79.2% growth in total gross collections of $65.8 million from 2001 to 2002. Additionally, we improved our ratio of total cash basis operating expenses and interest to total gross collections from 60% in 2001 to 44% in 2002. The combination of these two trends resulted in the cash from operations increasing from an 11% retention of gross collections in 2001 to a 17% retention in 2002.

Our primary investing activity is the purchase of new receivables portfolios. We purchase receivables portfolios directly from issuers and from resellers as well as from brokers that represent various issuers. Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we generally provide 10% of each portfolio’s purchase price (we provided 25% of the purchase price for certain non-credit card receivables purchased through the Secured Financing, and 100% of the purchase price of other non-credit card portfolios purchased during the year) as our equity contribution. In subsequent periods, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios and bid on only those that meet our selective targeted return profile.

We purchased $62.5 million in new receivables during the year ended December 31, 2002, up $23.5 million or 60.1% from the $39.0 million purchased during 2001. In addition, we recovered $51.2 million in collections against the cost basis of our portfolios and our investment in the retained interest in 2002; up $34.8 million, or 212.2%, from the recoveries of $16.4 million of recoveries during 2001.

Capital expenditures for fixed assets and capital leases were $0.7 million for the year ended December 31, 2002 compared to $0.4 million for the year ended December 31, 2001. During the years ended December 31, 2002 and December 31, 2001, all purchases of capital expenditures were funded with internal cash flow.

Net cash used in financing activities was $14.2 million for the year ended December 31, 2002, compared to $13.4 million provided by financing activities during the year ended December 31, 2001. This reflected $79.8 million in repayment of principal in 2002 under our existing portfolio financing facilities, which was partially offset by borrowings of $62.2 million in 2002 used to fund new portfolio purchases. These compare to borrowings of $28.9 million in 2001 to fund new portfolios purchases and $14.4 million in repayment of principal in 2001 under our existing portfolio financing facilities.

In addition, we obtained net proceeds of $4.6 million from the sale of the Series A Convertible Preferred Stock during 2002.

Inflation
We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2003, 2002 and 2001 since inflation rates generally remained at relatively low levels.

Critical Accounting Policies
Investment in Receivable Portfolios. We account for our investment in receivables portfolios on the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition.

We account for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis. Each pool’s cost basis is increased for revenue earned and decreased for collections and impairments. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

We monitor and evaluate actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, we had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. However, effective October 1, 2003, we implemented new collection forecasts utilizing a newly developed forecasting model, the Unified Collection Score (“UCS”) that considers known data about our customers’ accounts, including, among other things, our collection experience, and changes in external customer factors, in addition to all data known when we acquired the accounts. The effect of our change in estimated projected collections resulting from the implementation of the UCS model is discussed at Note 5 in the consolidated financial statements.

We have historically reduced the total forecasted cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. Additionally, if the amount and timing of future cash collections are not reasonably estimable, we accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”).

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Income”).

Contingent Interest. Under the terms of the our Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup its initial cash investment in each purchased portfolio, then we share the residual collections (“Contingent Interest”) from the receivables portfolios, net of its servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest Expense (see Note 8 to the consolidated financial statements).

Deferred Court Costs. We contract with a network that acts as a clearinghouse to place accounts for collection with attorneys with whom we contract in most of the 50 states. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs (“Deferred Court Costs”). We capitalize these costs in our consolidated financial statements and provide a reserve for those costs that we believe will be ultimately uncollectible. We determine the reserve based on our analysis of court costs that have been advanced, recovered, and anticipate recovering.

Income Taxes. We use the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized (see Note 9 to the consolidated financial statements).

We utilize estimates in the calculation of our current federal and state income tax liabilities. In our industry, such estimates are subject to substantial interpretation. To the extent federal and state taxing authorities successfully challenge our estimates, we may be required to accelerate the recognition of our revenues or decelerate the recognition of certain expenses for income tax reporting purposes. As a result, we may be required to pay income taxes in periods earlier than we currently expect. Revisions to the estimates would not generally result in a material change in the income tax expense we record in our consolidated financial statements. Instead, it would increase or decrease the amount of taxes we currently are required to pay, which would result in a corresponding increase or decrease in the net deferred asset we have reflected in our consolidated statement of financial condition.

New Accounting Pronouncements

In January 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. SOP 03-03 is effective in fiscal years beginning after December 15, 2004, and accordingly, the we expect to adopt the provisions of this SOP in the first quarter of 2005. We do not believe that the implementation of SOP 03-03 will have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments. The implementation of SFAS No. 149 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. We have retained our accounting for stock based employee compensation under APB No. 25 and have only adopted the pro forma disclosure requirements of SFAS No. 123. Accordingly, the implementation of SFAS No. 148 did not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, the interpretation applies to contract or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

Special Note on Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts, included or incorporated into this Form 10K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results and cause them to differ from those contained in the forward-looking statements include:

  our ability to purchase receivables portfolios on acceptable terms;
  the availability and cost of financing;
  our ability to recover sufficient amounts on receivables to fund operations;
  our continued servicing of receivables in our third party financing transactions;
  our ability to hire and retain qualified personnel to recover on our receivables efficiently;
  changes in, or failure to comply with, government regulations; and
  the costs, uncertainties and other effects of legal and administrative proceedings.

Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout this prospectus and specifically those found above. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Risk Factors

We may not be able to purchase receivables at sufficiently favorable prices, terms, or quantities for us to be successful.

Our long-term success depends upon the continued availability of receivables for purchase on a cost-effective basis. The availability of receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including:

  the continuation of the current growth and charge-off trends in consumer debt and sales of receivables portfolios by originating institutions;
  our ability to develop and maintain long-term relationships with key major credit originators;
  our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectibility of, and estimate the value of, portfolios; and
  competitive factors affecting potential purchasers and sellers of receivables.

To operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate cash collections and the related revenues that exceed our costs.

We depend on a combination of individual portfolio purchases and forward-flow purchase agreements to provide the raw material (charged off receivables) for our collections. Forward-flow purchase contracts have recently begun to represent an increasing proportion of our budgeted purchases. Our current forward-flow contracts are terminable by either the Company or the seller of the receivables on 60 days notice without penalty. There can be no assurance that we will be able to maintain or replace such agreements. In that case, we would be forced to seek alternative sources of charged off receivables, which could take time, be lower quality, cost more, or any combination of these factors, any of which could adversely affect our financial performance.

We may not be able to collect sufficient amounts on our receivables portfolios to recover our costs and fund our operations.

We acquire and service receivables that the obligors have failed to pay and the sellers have deemed uncollectible and written off. The originating institutions generally make numerous attempts to recover on their non-performing receivables, often using a combination of their in-house collection and legal departments as well as third party collection agencies. These receivables are difficult to collect and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations.

In addition, our ability to recover on our receivables and produce sufficient returns can be negatively impacted by the quality of the purchased receivables, as well as economic and other conditions outside of our control. Certain receivables we purchase fail to comply with certain terms of the purchase agreements under which they were acquired. Although we seek to return these receivables to the sellers and recover our cost, we are not always successful. We cannot guarantee that such sellers will be able to meet their payment obligations to us. Yields may also be affected by general economic conditions and other events not in our control.

Our industry is highly competitive, and we may be unable to continue to successfully compete with businesses that may have greater resources than we have.

We face competition from a wide range of collection companies and financial services companies which may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs and more established relationships in our industry than we currently have. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures adversely affect the availability and pricing of charged-off receivables portfolios, as well as the availability and cost of qualified recovery personnel. As there are few significant barriers to entry for new purchasers of charged-off receivables portfolios, we cannot assure you that additional competitors with greater resources than ours will not enter our market. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors are able to do, we may experience reduced access to charged-off receivables portfolios at appropriate prices and reduced profitability.

Moreover, we cannot assure you that we will be able to continue to offer competitive bids for charged-off receivable portfolios. We face bidding competition in our acquisition of charged-off receivable portfolios. In our industry, successful bids generally are awarded on a combination of price, service, and relationships with the debt sellers. Some of our current and future competitors may have more effective pricing and collection models, greater adaptability to changing market needs, and more established relationships in our industry. They may also pay prices for portfolios that we determine are not reasonable. There can be no assurance that we will continue to offer competitive bids for charged-off consumer receivables portfolios. In addition, there continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the number of sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.

Our failure to purchase sufficient quantities of receivables portfolios may necessitate workforce reductions, which may harm our business.

Because fixed costs, such as certain personnel salaries and lease or other facilities costs, constitute a significant portion of our overhead, if we do not continually augment the receivables portfolios we service with additional receivables portfolios or collect sufficient amounts on receivables owned or serviced by us, we may be required to reduce the number of employees in our collection operations. These practices could lead to:

  lower employee morale, higher employee attrition rates, fewer experienced employees and higher recruiting and training costs;
  disruptions in our operations and loss of efficiency in collection functions; and
  excess costs associated with unused space in collection facilities.

High financing costs currently have an adverse effect on our earnings.

In December 2000, we entered into a $75.0 million Secured Financing Facility to fund portfolio purchases. It provides the lender with interest at a stated rate plus participation in the profits from acquired portfolios. For the year ended December 31, 2003, this arrangement resulted in an effective borrowing rate of 58.3% on portfolio purchases. The facility extends to December 31, 2004 and we cannot terminate it without the lender’s approval. Pursuant to an agreement with this lender, we are required to offer this lender the opportunity to finance all purchases of credit card receivables portfolios using this facility. Each note has a maturity date not to exceed 27 months after the borrowing date. This facility limits the earning potential for portfolios we own that are or were financed under it by increasing our costs of borrowing. The sharing in residual cash flows continues for the entire economic life of the receivables portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility, which is December 31, 2004.

We may be unable to meet our future liquidity requirements.

We depend on both internal and external sources of financing to fund our purchases of receivables portfolios and our operations. Our need for additional financing and capital resources increases dramatically as our business grows. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to acquire additional receivables portfolios and to operate our business. In particular, we will need to obtain additional financing when our current Secured Financing Facility expires on December 31, 2004. Additional financing, additional capital or sales of certain receivables for cash may also be needed if we are removed as servicer of receivables that are part of our outstanding financings.

We may not be able to continue to satisfy the restrictive covenants in our debt agreements.

Our debt agreements impose a number of restrictive covenants. Failure to satisfy any one of these covenants could result in all or any of the following adverse results:

  acceleration of indebtedness outstanding;
  cross defaults and acceleration of indebtedness under other financing agreements;
  our removal as servicer under our secured financing transactions and possibly other cross-defaulted facilities and loss of servicing fees and other consequences;
  liquidation of the receivables in our secured financing transactions and loss of our expected future excess recoveries on receivables in the financed pools;
  our inability to continue to make purchases of receivables needed to operate our business; or
  our inability to secure alternative financing on favorable terms, if at all.

We use estimates in our accounting and our earnings will be reduced if actual results are less than estimated.

We utilize the interest method to determine revenue recognized on substantially all of our receivables portfolios. Under this method, each pool of receivables is modeled upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of revenue at a constant yield relative to the remaining balance in the receivables portfolio. The actual amount recovered by us on portfolios may substantially differ from our projections and may be lower than initially projected. If differences are material, then we may reduce our yield, which would negatively affect our earnings, or take a write off on all or a portion of our investment.

Recently, we revised the model we use to forecast collections, which is expected to result in an increase in revenue in future periods. However, we cannot assure that we will achieve the collections forecasted by this model.

We will be required to change how we account for underperforming receivables portfolios, which would have an adverse effect on our earnings.

The American Institute of Certified Public Accountants has issued a Statement of Position (“SOP”) 03-03, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer,” that revises the accounting standard that governs underperforming receivables portfolios. This SOP is effective for us beginning in the first quarter of 2005. Under the standard, material decreases in expected cash flows would result in an impairment charge to our earnings while the yield we recognize on the receivables portfolio would remain unchanged. However, material increases in expected cash flows will continue to result in a prospective increase in the yield we recognize on a receivables portfolio.

The estimates we use to calculate our income tax may be challenged resulting in our paying more income taxes.

We utilize estimates in the calculation of our current federal and state income tax liabilities. In our industry, such estimates are subject to substantial interpretation. To the extent federal and state taxing authorities successfully challenge our estimates, we may be required to accelerate the recognition of our revenues or decelerate the recognition of certain of our expenses for income tax reporting purposes. As a result, we may be required to use our financial resources to pay income taxes in periods earlier than we currently expect, which will reduce the funds that would otherwise be available to invest in new receivables portfolios or for other corporate purposes.

We will begin to pay substantial amounts in income taxes as a result of our full utilization of our federal net operating loss carry-forward in 2003.

We have not had to pay Federal income taxes for several years as we have utilized our net operating loss carry-forward to offset our Federal tax liability. As of December 31, 2002, we had an approximate $13.3 million Federal net operating loss carry-forward. In 2003, we fully utilized this carry-forward to partially offset our 2003 Federal tax obligation. As a result, we have begun to pay Federal income taxes at a 34% rate on taxable income requiring us to use a portion of our financial resources to pay Federal income taxes, which will reduce the funds we have available to invest in new receivables portfolios or for other corporate purposes.

We may not be successful at acquiring and collecting on portfolios consisting of new types of receivables.

We may pursue the acquisition of portfolios consisting of assets with which we have little collection experience. We may not be successful in completing any of these acquisitions. Our lack of experience with new types of receivables may cause us to pay too much for these portfolios, which may also result in reduced profitability. Our limited experience in collection of these new types of receivables may result in reduced profitability.

Government regulation may limit our ability to recover and enforce the collection of receivables.

Federal and state laws may limit our ability to recover and enforce receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers may preclude us from collecting on receivables we purchase where the card issuer failed to comply with applicable federal or state laws in generating or servicing the receivables that we have acquired.

Laws relating to debt collections also directly apply to our business. Additional consumer protection or privacy laws and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws may adversely affect our ability to collect on our receivables, which could adversely affect our earnings. Our failure or the failure of the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables, which could reduce our revenues and harm our business.

Because our receivables are generally originated and serviced nationwide, we cannot assure you that the originating lenders have complied with applicable laws and regulations. While receivables acquisition contracts typically contain provisions indemnifying us for losses due to the originating institution’s failure to comply with applicable laws and other events, we cannot assure you that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

We are subject to ongoing risks of litigation, including potential class actions under securities, consumer credit, collections and other laws.

We operate in an extremely litigious climate and may be named as defendants in litigation, including in class actions under securities laws as well as consumer credit, collections and various other consumer-oriented laws.

If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock may decline. Stock price fluctuations may be exaggerated if the trading volume of our common stock continues to be low. In the past, securities class action litigation has often been filed against a company after a period of volatility in the market price of its stock.

Defending a lawsuit, regardless of its merit, could be costly and could divert management’s attention from the operation of our business. The use of certain collection strategies could be restricted if class action plaintiffs were to prevail in their claims. In addition, insurance costs continue to increase significantly and policy deductibles have also increased. All of these factors could have an adverse effect on our consolidated financial condition and results of operations.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses or, if we do, we may not be able to successfully integrate these businesses with our own. Further, acquisitions may place additional constraints on our resources such as diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have limited or no experience. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

Recent legislative actions and proposed regulations will require corporate governance initiatives, which may be difficult and expensive to implement.

To implement required corporate governance initiatives mandated by the Sarbanes-Oxley Act, the Securities and Exchange Commission and the recently adopted Nasdaq rules, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which would cause our general and administrative expenses to substantially increase. We also expect that the premiums we pay for directors’ and officers’ insurance policies will increase in the future as a result of higher claim rates incurred by insurers on other insured companies in recent years. These increased costs will adversely affect our operating results.

We may not be able to manage our growth or effectively obtain the resources necessary to achieve additional growth.

We have expanded significantly in recent years and we intend to maintain our growth strategy. However, expanding our operations places great demands on our management, employees, finances and other resources. To successfully manage our growth, we may need to expand and enhance our administrative infrastructure, further improve our management, financial and information systems and controls, and more effectively recruit, train, manage and retain our employees. We cannot assure you that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we are unable to effectively manage our growth, it may adversely affect our financial results.

In addition, we believe that the extent of the training we provide to our collections employees makes them attractive targets to our competitors, who may try to solicit them to change jobs.

We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover.

Our industry is very labor intensive. We generally compete for qualified personnel with companies in our business and in the collection agency, tele-services and telemarketing industries. We will not be able to service our receivables effectively, continue our growth and operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which will affect our ability to maintain profitable operations.

We depend on our key personnel, the loss of any of whom would adversely affect our operations.

Our performance is substantially dependent on the performance of our senior management and other key personnel. The loss of the services of one or more of our executive officers or key employees, or the inability to hire new management as needed, could disrupt our operations. Although we have employment agreements with two of our senior executives, there can be no assurances that these agreements will assure the continued services of these officers, nor can we assure you that the non-competition provisions of these agreements will be enforceable.

The failure of our technology and phone systems could have an adverse effect on our operations.

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction or service provider failure, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivables portfolios and to access, maintain and expand the databases we use for our collection activities. Any simultaneous failure of both of our information systems and their backup systems would interrupt our business operations.

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

We rely on proprietary software programs and valuation and collection processes and techniques and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes and techniques to be trade secrets. We may not be able to adequately protect our technology and data resources.

Our quarterly operating results may fluctuate and cause our stock price to decrease.

Because of the nature of our business, our quarterly operating results may fluctuate in the future, which may adversely affect the market price of our common stock. The reasons our results may fluctuate include:

  the timing and amount of recoveries on our receivables portfolios;
  any charge to earnings resulting from an impairment in the carrying value of our receivables portfolios or in the carrying value of our retained interest;
  increases in operating expenses associated with the growth of our operations; and
  our removal as servicer of our receivables by our Secured Financing Facility provider.

We may not be able to find adequate new facilities in San Diego.

We are currently in the process of searching for a new facility for our San Diego collection site and corporate headquarters. The lease for our current facility expires in October of 2004. We have identified a new building and are in the process of negotiating a lease for this space. There can be no assurance that we can secure a replacement facility at acceptable terms prior to the expiration of our current lease.

Index

Item 7A – Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2003, we had total variable rate borrowings of $39.9 million, all of which consisted of our Secured Financing Facility (see Note 8 to the consolidated financial statements).

Changes in short-term interest rates also affect our earnings as a result of our borrowings under variable rate borrowing agreements. If the market interest rates for our variable rate agreements increase at an average of 10.0%, interest expense would increase, and income before income taxes would decrease by approximately $0.3 million, on an annualized basis, based on the amount of related outstanding borrowings as of December 31, 2003 of $39.9 million. Conversely, if market interest rates decreased an average of 10.0%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.3 million, on an annualized basis, based on borrowings as of December 31, 2003.

Index

Item 8 - Consolidated Financial Statements

Encore Capital Group, Inc. Consolidated Financial Statements Years ended December 31, 2003, 2002 and 2001

Index

Report of Independent Auditors

The Board of Directors and Stockholders
Encore Capital Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc., previously known as MCM Capital Group, Inc., and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Capital Group, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Costa Mesa, California
February 6, 2004

Index

Encore Capital Group, Inc.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2003	December 31, 2002

Assets
Cash and cash equivalents	$38,612	$752
Restricted cash	842	3,105
Investment in receivable portfolios, net (Notes 5, 6 and 8)	89,136	64,168
Investment in retained interest (Note 6)	1,231	8,256
Property and equipment, net (Note 7)	2,786	3,541
Deferred tax asset, net (Note 9)	1,358	6,813
Other assets	4,320	3,339

Total assets	$138,285	$89,974

Liabilities and stockholders' equity
Accounts payable and accrued liabilities (Note 8)	$11,644	$10,688
Accrued profit sharing arrangement (Note 8)	12,749	11,180
Income tax payable (Note 9)	883	531
Notes payable and other borrowings, net of discount of zero and
$742 as of December 31, 2003 and 2002, respectively (Note 8)	41,178	47,689
Capital lease obligations (Note 12)	460	344

Total liabilities	66,914	70,432

Commitments and contingencies (Note 12)

Stockholders' equity (Notes 10 and 11):
Convertible preferred stock, $.01 par value, 5,000 shares
authorized, zero shares and 1,000 shares issued and
outstanding
as of December 31, 2003 and 2002, respectively (Note 3)	–	10
Common stock, $.01 par value, 50,000 shares authorized,
and 22,003 shares and 7,411 shares issued and outstanding
as of December 31, 2003 and 2002, respectively (Notes 2 and 3)
	220	74
Additional paid-in capital	65,387	31,479
Accumulated earnings (deficit)	5,658	(12,388)
Accumulated other comprehensive income	106	367

Total stockholders' equity	71,371	19,542

Total liabilities and stockholders' equity	$138,285	$89,974

See accompanying notes to consolidated financial statements.

Index

Encore Capital Group, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,

	2003	2002	2001

Revenues:
Revenue from receivable portfolios (Note5)	$115,575	$80,961	$32,581
Revenue from retained interest (Note 6)	307	5,707	9,806
Servicing fees and other related revenue (Note 12)	1,620	3,712	5,458

Total revenues	117,502	90,380	47,845

Operating expenses:
Salaries and employee benefits	39,286	35,137	27,428
Other operating expenses	11,335	7,934	5,708
Cost of legal collections	15,827	11,028	5,457
General and administrative expenses	6,509	6,314	5,750
Provision for portfolio losses (Note 5)	–	1,049	–
Depreciation and amortization (Note 7)	2,023	2,453	2,481

Total operating expenses	74,980	63,915	46,824

Income before other income (expense)
and income taxes	42,522	26,465	1,021
Other income (expense):
Interest expense (Notes 8)	(20,479)	(18,592)	(10,945)
Other income (Note 4)	7,380	213	208

Total other expense	(13,099)	(18,379)	(10,737)

Income (loss) before income taxes	29,423	8,086	(9,716)
(Provision for) benefit from income
taxes (Note 9)	(11,003)	5,703	(1,149)

Net income (loss)	18,420	13,789	(10,865)
Preferred stock dividends (Note 3)	(374)	(440)	–

Net income (loss) available to common stockholders	$18,046	$13,349	$(10,865)

Weighted average shares outstanding	10,965	7,339	7,161
Incremental shares from assumed conversion of
warrants, options, and preferred stock	9,908	9,120	–

Adjusted weighted average shares outstanding	20,873	16,459	7,161

Earnings (loss) per share – Basic	$1.65	$1.82	$(1.52)

Earnings (loss) per share – Diluted	$0.88	$0.84	$(1.52)

See accompanying notes to consolidated financial statements.

Index

Encore Capital Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
(In Thousands)

	Common Stock		Treasury Stock		Preferred Stock		Additional Paid-In	Accumulated Earnings	Accumulated Other Comprehensive
	Shares	Par	Shares	Cost	Shares	Cost	Capital	(Deficit)	Income	Total

Balance at December 31, 2000	7,591	$76	430	$(128)	–	$–	$22,082	$(14,872)	$2,921	$10,079
Net loss	–	–	–	–	–	–	–	(10,865)	–	(10,865)
Other comprehensive loss - decrease in unrealized gain
on investment in retained interest, net of tax	–	–	–	–	–	–	–	–	(1,725)	(1,725)

Comprehensive loss	–	–	–	–	–	–	–	–	–	(12,590)
Issuance of common stock warrants (Note 11)	–	–	–	–	–	–	153	–	–	153
Treasury stock cancellation	(430)	(4)	(430)	128	–	–	(124)	–	–	–

Balance at December 31, 2001	7,161	72	–	–	–	–	22,111	(25,737)	1,196	(2,358)
Net income	–	–	–	–	–	–	–	13,789	–	13,789
Other comprehensive income - unrealized gain on
non-qualified deferred compensation plan assets	–	–	–	–	–	–	–	–	39	39
Other comprehensive loss - decrease in unrealized gain
on investment in retained interest, net of tax	–	–	–	–	–	–	–	–	(868)	(868)

Comprehensive income	–	–	–	–	–	–	–	–	–	12,960
Net proceeds from issuance of Preferred Stock (Note 3)	–	–	–	–	1,000	10	4,578	–	–	4,588
Preferred dividends	–	–	–	–	–	–	–	(440)	–	(440)
Forgiveness of debt, net (Note 3)	–	–	–	–	–	–	4,665	–	–	4,665
Issuance of common stock warrants (Note 11)	–	–	–	–	–	–	125	–	–	125
Exercise of common stock warrants (Note 11)	250	2	–	–	–	–	–	–	–	2

Balance at December 31, 2002	7,411	74	–	–	1,000	10	31,479	(12,388)	367	19,542
Net income	–	–	–	–	–	–	–	18,420	–	18,420
Other comprehensive income - unrealized gain on
non-qualified deferred compensation plan assets	–	–	–	–	–	–	–	–	46	46
Other comprehensive loss - decrease in unrealized gain
on investment in retained interest, net of tax	–	–	–	–	–	–	–	–	(307)	(307)

Comprehensive income										18,159
Preferred dividends	–	–	–	–	–	–	–	(374)	–	(374)
Preferred stock converted to common stock (Note 3)	10,000	100	–	–	(1,000)	(10)	(90)	–	–	–
Net proceeds from issuance of common stock (Note 2)	3,000	30	–	–	–	–	30,101	–	–	30,131
Exercise of common stock warrants (Note 11)	957	10	–	–	–	–	615	–	–	625
Exercise of stock options (Note 10)	635	6	–	–	–	–	608	–	–	614
Excess tax benefits related to stock options (Note 9)	–	–	–	–	–	–	2,546	–	–	2,546
Amortization of stock options issued at below market
(Note 10)	–	–	–	–	–	–	128	–	–	128

Balance at December 31, 2003	22,003	$220	–	$–	–	$–	$65,387	$5,658	$106	$71,371

See accompanying notes to consolidated financial statements.

Index

Encore Capital Group, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,

	2003	2002	2001

Operating activities
Gross Collections	$190,519	$148,808	$83,051
Proceeds from litigation settlement (Note 4)	11,100	–	–
Less:
Amounts collected on behalf of third parties	(4,750)	(10,494)	(12,963)
Amounts applied to principal on receivable portfolios	(63,374)	(43,423)	(16,398)
Amounts applied to principal of securitization 98-1	(6,512)	(7,808)	–
Litigation settlement proceeds applied to principal of receivable portfolios	(692)	–	–
Legal and other costs related to litigation settlement	(3,198)	–	–
Servicing fees	1,620	3,712	5,398
Operating Expenses
Salaries and employee benefits	(38,431)	(32,909)	(27,315)
Other operating expenses	(11,044)	(7,800)	(6,096)
Cost of legal collections	(15,827)	(11,028)	(5,457)
General and administrative	(6,303)	(6,707)	(6,162)
Interest payments	(5,222)	(4,146)	(4,817)
Contingent interest payments	(14,455)	(4,246)	–
Other income	295	211	197
Decrease (Increase) in restricted cash	2,263	(52)	(585)
Income taxes	(2,018)	572	–

Net cash provided by operating activities	33,971	24,690	8,853

Investing activities
Purchases of receivable portfolios	(89,834)	(62,525)	(39,030)
Collections applied to principal of receivable portfolios	63,374	43,423	16,398
Litigation settlement proceeds applied to principal of receivable portfolios	692	–	–
Collections applied to principal of securitization 98-1	6,512	7,808	–
Proceeds from put-backs of receivable portfolios	799	882	1,150
Proceeds from the sale of property and equipment	–	3	137
Purchases of property and equipment	(1,015)	(749)	(428)

Net cash used in investing activities	(19,472)	(11,158)	(21,773)

Financing activities
Proceeds from notes payable and other borrowings	78,226	62,183	28,936
Repayment of notes payable and other borrowings	(85,478)	(79,669)	(14,440)
Capitalized loan costs relating to financing arrangement	(245)	(154)	(55)
Proceeds from sale of common stock, net (Note 2)	30,131	–	–
Proceeds from exercise of common stock options (Note 10)	614	–	–
Proceeds from exercise of common stock warrants (Notes 2 and 11)	625	2	–
Proceeds from sale of preferred stock (Note 3)	–	4,588	–
Payments of preferred dividends	(374)	(250)	–
Repayment of capital lease obligations	(138)	(892)	(997)

Net cash provided by (used in) financing activities	23,361	(14,192)	13,444

Net increase (decrease) in cash	37,860	(660)	524
Cash and cash equivalents, beginning of year	752	1,412	888

Cash and cash equivalents, end of year	$38,612	$752	$1,412

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.
Consolidated Statements of Cash Flows (continued)
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities
(In Thousands)

	Years ended December 31,

	2003	2002	2001

Net income (loss)	$18,420	$13,789	$(10,865)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	2,023	2,452	2,481
Amortization of loan costs	603	661	1,457
Amortization of debt discount	742	112	146
Amortization of stock based compensation	128	–	–
Gain on sales of property and equipment	–	–	(11)
Deferred income tax expense (benefit)	5,456	(6,234)	1,149
Excess tax benefits from stock options	2,722	–	–
Increase in income on retained interest	–	414	10,816
Increase in income on receivable portfolios	–	–	450
Provision for portfolio losses	–	1,049	–
Changes in operating assets and liabilities
(Increase) decrease in restricted cash	2,263	(52)	(585)
Increase in other assets	(1,339)	(783)	(1,593)
Note payable issued in lieu of interest payment	–	–	1,308
Increase in accrued profit sharing arrangement	1,569	8,802	2,378
Increase in accounts payable and accrued
liabilities	1,384	4,480	1,722

Net cash provided by operating activities	$33,971	$24,690	$8,853

Supplemental schedules of non-cash investing activities:
Property and equipment acquired under capital leases	$253	$–	$–

Supplemental schedules of non-cash financing activities:
Issuance of common stock warrants in connection with
debt agreements	$–	$125	$153

Recordation of equity in connection with debt forgiveness	$–	$4,665	$–

See accompanying notes to consolidated financial statements.

Index

Note 1: Summary of Significant Accounting Policies

Ownership and Description of Business
Encore Capital Group, Inc. (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. Encore is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation (“98-A”), Midland Receivables 99-1 Corporation (“99-1”), Midland Acquisition Corporation (“MAC”), MRC Receivables Corporation (“MRC”), Midland Funding NCC-1 Corporation (“NCC-1”), and Midland Funding NCC-2 Corporation (“NCC-2”) (collectively referred to herein as the “Company”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but is recorded as an investment in retained interest on the accompanying consolidated statements of financial condition. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 8).

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company invests its excess cash in bank deposits, money market, and short term commercial debt and auction rate preferred stock and debt securities, which are afforded the highest ratings by nationally recognized rating firms. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Restricted Cash
Restricted cash represents undistributed collections held on behalf of principals. In 2002, restricted cash also included reserve accounts pledged to the Warehouse Securitization and Securitization 99-1 (see Notes 6, 8, and 12).

Investment in Receivable Portfolios
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

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis. Each pool’s cost basis is increased for revenue earned and decreased for collections and impairments. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, the Company had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. However, effective October 1, 2003, the Company implemented new collection forecasts utilizing a newly developed forecasting model, the Unified Collection Score (“UCS”) that considers known data about the Company’s customers’ accounts, including, among other things, its collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The effect of the Company’s change in estimated projected collections resulting from the implementation of the UCS model is discussed at Note 5.

The Company has historically reduced the total forecasted cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. Additionally, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”).

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

Retained Interest in Securitized Receivables
From inception in 1999, the Company’s investment in retained interest in securitized receivables was treated as a debt security similar to an available-for-sale security and was carried at fair value. At the time of securitization, the retained interest was initially recorded at the basis allocated in accordance with SFAS No. 125. This original cost basis was adjusted to fair value, which was based on the discounted anticipated future cash flows on a “cash out” basis, with such adjustment (net of related deferred income taxes) recorded as a component of other comprehensive income. The cash out method was used to project cash collections to be received only after all amounts owed to investors had been remitted.

Income on the retained interest was accrued based on the effective interest rate applied to its original cost basis, adjusted for accrued interest and principal pay downs. The effective interest rate was the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for the underlying pool of securitized receivables.

In January 2001, the Emerging Issues Task Force reached a consensus on EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” EITF 99-20 requires companies to account for all changes in forecasted revenues for retained beneficial interests prospectively through a change in the effective interest rate. The Company adopted EITF 99-20 on its effective date, April 1, 2001. Pursuant to EITF 99-20, the retained interest is carried at cost, increased by interest accretion based on estimated future cash receipts and decreased by actual cash collections. The retained interest is estimated to yield a monthly return based on estimated net cash flows derived from historical cash flows. The unrealized gain reflected as a component of stockholders’ equity net of tax is recognized in income utilizing the effective interest method (See Note 6).

The Company monitors impairment of the retained interest based on discounted anticipated future cash flows of the underlying receivables compared to the original cost basis of the retained interest, adjusted for unpaid accrued interest and principal pay downs. The discount rate is based on a rate of return, adjusted for specific risk factors that would be expected by an unrelated investor in a similar stream of cash flows. The retained interest is evaluated for impairment by management quarterly based on current market and cash flow assumptions applied to the underlying receivables. Provisions for losses would be charged to earnings when it is determined that the retained interest’s original cost basis, adjusted for unpaid accrued interest and principal pay downs, is greater than the present value of expected future cash flows. No provision for impairment has ever been recorded for the retained interest.

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

Contingent Interest
Under the terms of the Company’s Secured Financing Facility, once the Company repays the lender for the notes for each purchased portfolio and collects sufficient amounts to recoup its initial cash investment in each purchased portfolio, the Company shares the residual collections (“Contingent Interest”) from the receivables portfolios, net of its servicing fees, with the lender. The Company makes estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios. Based on these estimates, the Company records a portion of the estimated future profit sharing obligation as Contingent Interest Expense (see Note 8).

Deferred Court Costs
The Company contracts with a network that acts as a clearinghouse to place accounts for collection with attorneys with whom it contracts in most of the 50 states. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will be ultimately uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced, recovered, and anticipate recovering. Deferred Court Costs, net of the valuation reserves, were $1.3 million and $1.2 million as of December 31, 2003 and 2002, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized (see Note 9).

Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation. The Company has also adopted the pro forma disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123. In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

As required by SFAS No. 148 and SFAS No. 123, the Company provides pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards made during the years presented as if the fair-value-based method defined in SFAS No. 123 had been applied.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31:

	2003	2002	2001

Risk free interest rate	3.0%	2.7%	4.5%
Dividend yield	0%	0%	0%
Volatility factors of the
expected market price of the
Company’s common stock	112%	113%	140%
Weighted-average expected life of
options	5 years	5 years	5 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share amounts):

	2003	2002	2001

Net income (loss), as reported	$18,420	$13,789	$(10,865)
Plus: Stock-based employee
compensation expense included in
reported net income	128	–	–
Less: Total stock-based employee
compensation expense determined
under fair value based method	(1,457)	(97)	(49)

Pro forma net income (loss)	$17,091	$13,692	$(10,914)

Earnings (loss) per share:
Basic – as reported	$1.65	$1.82	$(1.52)

Basic – pro forma	$1.52	$1.81	$(1.52)

Diluted – as reported	$0.88	$0.84	$(1.52)

Diluted – pro forma	$0.82	$0.83	$(1.52)

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

Investment in receivable portfolios: The fair value is estimated based on recent acquisitions of similar receivable portfolios or discounted expected future cash flows in those cases where the amounts and timing of projected future cash flows are determined to be reasonably estimable. The discount rate is based on a rate of return, adjusted for specific risk factors that would be expected by an unrelated investor in a similar stream of cash flows. The fair value of the Company’s investments in receivable portfolios is estimated to be $110.5 million and $79.6 million versus a carrying value of $89.1 million and $64.2 million at December 31, 2003 and 2002, respectively.

Retained interest in securitized receivables: Fair value is estimated by discounting anticipated future cash flows using a discount rate based on specific risk factors. The fair value of the Company’s investment in retained interest in securitized receivables is estimated to be $1.4 million and $9.4 million versus a carrying value of $1.2 million and $8.3 million at December 31, 2003 and 2002, respectively.

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

Significant estimates have been made by management with respect to the timing and amount of collection of future cash flows from receivable portfolios owned and those underlying the Company’s retained interest. During the fourth quarter of 2003, the Company updated its collection forecasts to reflect the estimated impact of its new collection strategies on the forecasted remaining cash flows of its receivable portfolios utilizing its UCS model. The effect of the change in the Company’s estimate of projected collections resulting from the application of the UCS model is discussed at Note 5.

Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 5 and 8), the realizability of the Company’s net deferred tax assets (see Note 9), and the Company’s potential liabilities with respect to its self insured workers compensation plan and self insured health benefits plan (see Note 12). Actual results are likely to materially differ from these estimates, making it reasonably possible that a material change in these estimates could occur within one year.

Concentrations of Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2003, the Company had $10.0 million invested in auction rate preferred stock securities and $20.0 million equally invested in four auction rate debt securities.

Earnings and Loss Per Share
Earnings and Loss per share are calculated pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” For the year ended December 31, 2001, basic and diluted loss per share include no dilution and are computed by dividing loss available to common shareholders by the weighted average number of shares outstanding during the period. Potential common shares excluded from the computation of loss per share totaled 2,441,000 for year ended December 31, 2001. For the years ended December 31, 2003 and 2002, diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding preferred stock.

Reclassifications
Certain prior years amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements
In December 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as impairment. SOP 03-03 is effective in fiscal years beginning after December 15, 2004, and accordingly, the Company expects to adopt the provisions of this SOP in the first quarter of 2005. The Company does not believe that the implementation of SOP 03-03 will have a material affect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments. The implementation of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The adoption of FIN 46 did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method on accounting for stock-based employee compensation. The Company has retained its accounting for stock based employee compensation under APB No. 25 and has only adopted the pro forma disclosure requirements of SFAS No. 123. Accordingly, the implementation of SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In general, the interpretation applies to contract or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The adoption of FIN 45 did not have a material impact on the consolidated financial statements of the Company.

Note 2: Follow on Public Offering

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

Note 3: Sale of Convertible Preferred Stock, Debt Forgiveness, and Conversion of Preferred Stock

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

The Purchasers received 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash. The Company received $5.0 million less $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock was convertible at the option of the holder, at any time, into 10 shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock had a cumulative dividend, payable semi-annually. Until February 15, 2004, dividends were payable in cash and/or additional Series A Preferred Stock, at the Company’s option, at the rate of 10.0% per annum. Thereafter, dividends were payable only in cash, at a rate of 10.0% per annum. The dividends payable on August 15, 2002, February 15, 2003, and August 15, 2003 were paid in cash. The dividend rate was to increase to 15.0% per annum in the event of a qualified public offering, a change of control (each as defined) or the sale of all, or substantially all, of the assets of the Company. In the event dividends were not declared or paid, the dividends would accumulate on a compounded basis. The Series A Preferred Stock had a liquidation preference equal to the sum of the stated value of the Series A Preferred Stock ($5.0 million in the aggregate) plus all accrued and unpaid dividends thereon plus a participation payment equal to the value of the shares of common stock at the conversion price and/or such other consideration that would have been payable to holders of the Series A Preferred Stock if their shares had been converted into shares of the Company’s common stock immediately prior to the liquidation event ($122.0 million as of September 30, 2003). This liquidation payout provision applied both to true liquidations as well as sales of the Company, as defined.

On October 1, 2003, concurrent with the Company’s follow-on public offering, all the holders of the Series A Preferred Stock converted their shares into 10.0 million shares of common stock pursuant to an agreement executed between the holder of such shares and the Company. All accrued and unpaid dividends totaling $63,889 were paid at the time of the conversion, but the holders of the Series A Preferred Stock did not pay or receive any other consideration in connection with the conversion.

Note 4: Litigation Settlement

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

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s original cost basis. Each pool’s cost basis is increased for revenue earned and decreased for principal pay downs and impairments. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, the Company had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. The Company has, on the other hand, reduced the total estimated cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. Additionally, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”). At December 31, 2003, five portfolios with a remaining carrying value of $1.9 million were accounted for using the cost recovery method by the Company. No provision for impairment losses was recorded during the years ended December 31, 2003 and 2001. The Company recorded impairment charges of $1.0 million against the carrying value of three portfolios during the year ended December 31, 2002.

On purchases made since mid-2000, the Company’s gross collections, in the aggregate, have exceeded expectations. The Company has sought to develop the statistical support to help it determine whether the better than expected performance resulted from: (i) the Company collecting at a more rapid rate than originally forecast; (ii) the Company increasing its penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. The Company’s UCS model, recently developed to project these remaining cash flows, considers known data about the Company’s customers’ accounts, including, among other things, its collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts.

The UCS model was implemented effective October 1, 2003. The Company revised the projected collections for portfolios with carrying values totaling $72.2 million as of October 1, 2003, which represented 92% of the aggregate carrying value of the Company’s portfolios at that date. The change in the Company’s estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total remaining gross collections for these portfolios by 37% as of December 31, 2003. The implementation of these revised forecasts resulted in an increase in the recognition of accretion revenue of $1.3 million and an increase in the accrual for contingent interest of $1.0 million for the fourth quarter of 2003. The net impact of the change in estimate was to increase fourth quarter pretax income by $0.3 million, net income by $0.2 million, and fully diluted earnings per share by $0.01. The reforecast of collections resulted in expanding the budgeted life of these portfolios by an average of 13 months from an average remaining life of 31 months to a revised average remaining life of 44 months. The resulting ratio of revenues to collections for accruing portfolios for the year ended December 31, 2003 increased 84 basis points to 60.9% as a result of this adjustment. It further had the impact of increasing the aggregate annual effective interest rate on all accruing portfolios by 6.4 basis points to 119.7% for the quarter ended December 31, 2003.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Income”). During the years ended December 31, 2003 2002 and 2001, approximately $19.7 million, $4.9 million, and $5.3 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	For the Year Ended December 31, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	88,809	1,025	–	89,834
Transfers of portfolios	(1,860)	1,860	–	–
Gross collections	(157,335)	(1,911)	(19,704)	(178,950)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(777)	(2)	(20)	(799)
Revenue recognized	95,851	–	19,724	115,575

Balance, end of period	$87,249	$1,887	$–	$89,136

Revenue as a percentage of collections	60.9%	0.0%	100.0%	64.6%

	For the Year Ended December 31, 2002

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$45,671	$1,330	$–	$47,001
Purchases of receivable portfolios	62,525	–	–	62,525
Transfers of portfolios	(1,490)	1,490	–	–
Gross collections	(118,614)	(856)	(4,918)	(124,388)
Adjustments	(882)	–	–	(882)
Provision for portfolio losses	–	(1,049)	–	(1,049)
Revenue recognized	76,043	–	4,918	80,961

Balance, end of period	$63,253	$915	$–	$64,168

Revenue as a percentage of collections	64.1%	0.0%	100.0%	65.1%

	For the Year Ended December 31, 2001

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$20,406	$5,563	$–	$25,969
Purchases of receivable portfolios	39,030	–	–	39,030
Transfers of portfolios	1,271	(1,271)	–	–
Gross collections	(41,193)	(2,962)	(5,274)	(49,429)
Adjustments	(1,150)	–	–	(1,150)
Revenue recognized	27,307	–	5,274	32,581

Balance, end of period	$45,671	$1,330	$–	$47,001

Revenue as a percentage of collections	66.3%	0.0%	100.0%	65.9%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 140.5% for the year ended December 31, 2003, compared to 160.9% for the year ended December 31, 2002. The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 119.7% for the quarter ended December 31, 2003, compared to 180.4% for the quarter ended December 31, 2002.

During 2001, the Company resumed purchasing charged-off unsecured consumer loans and in 2002 began purchasing auto loan deficiencies. The Company purchased $6.0 million and $1.9 million of these loans during the years ended December 31, 2003 and 2002, respectively. Collections related to all portfolios of charged-off unsecured consumer loans and auto loan deficiencies amounted to $6.1 million and $3.4 million for the years ended December 31, 2003 and 2002, respectively.

The Company currently utilizes various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Years Ended December 31,

	2003	2002	2001

Collection sites	$118,431	$94,997	$64,160
Legal collections	39,972	27,620	16,325
Sales	28,071	18,545	1,768
Other	4,045	7,646	798

Gross collections for the period	$190,519	$148,808	$83,051

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

On April 15, 2003, all obligations related to the Warehouse Facility and Securitization 99-1 were repaid in full. This included payment of the debt balances of $5.0 million and $4.6 million for the Warehouse Facility and Securitization 99-1, respectively, and the combined deferred insurance premiums of $1.9 million. The funds to repay these liabilities came from the Litigation Settlement (see Note 4), funds held in related reserve accounts and other internal cash sources. Since the payment in full of all obligations related to the Warehouse Facility and Securitization 99-1, the Company now receives 100% of future collections from the related portfolios.

1998 Securitization/Sale
On September 11, 2000, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, repaid non-recourse notes originally issued in the principal amount of $33.0 million in 1998. In connection with this securitization transaction, the Company recorded a retained interest in securitized receivables. The retained interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. In accordance with Emerging Issues Task Force Consensus No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the retained interest is carried at cost, is increased by interest accretion based on estimated future cash receipts, is decreased by actual cash collections, and the unrealized gain is amortized using an effective interest method.

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables as compared to the current carrying value (original cost basis adjusted for interest earned and principal pay downs) of the retained interest. During the first quarter of 2003, the Company lowered its expected yield on the retained interest from an annual return of approximately 44.4% to 7.5% based on estimated net cash flows derived from both historical and projected collections. The revenue recognized on the retained interest was $0.3 million, $5.7 million, and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Provisions for losses would be charged to earnings when it is determined that the retained interest’s carrying value is greater than the present value of expected future cash flows. No provision for impairment has ever been recorded for the retained interest.

The following summarizes the changes in the balance of the investment in retained interest (in thousands):

	For the Year Ended December 31, 2003

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2002	$7,707	$549	$8,256
Revenue recognized	307	–	307
Gross collections	(6,819)	–	(6,819)
Amortization of unrealized gain	–	(513)	(513)

Balance at December 31, 2003	$1,195	$36	$1,231

	For the Year Ended December 31, 2002

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2001	$15,929	$1,997	$17,926
Revenue recognized	5,707	–	5,707
Gross collections	(13,929)	–	(13,929)
Amortization of unrealized gain	–	(1,448)	(1,448)

Balance at December 31, 2002	$7,707	$549	$8,256

	For the Year Ended December 31, 2001

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2000	$26,748	$4,868	$31,616
Revenue recognized	9,806	–	9,806
Refund of deposit	50	–	50
Gross collections	(20,675)	–	(20,675)
Amortization of unrealized gain	–	(2,871)	(2,871)

Balance at December 31, 2001	$15,929	$1,997	$17,926

Note 7: Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2003	2002

Furniture, fixtures and equipment	$1,316	$1,192
Computer equipment and software	9,350	8,467
Telephone equipment	1,811	1,704
Leasehold improvements	495	341

	12,972	11,704
Accumulated depreciation and amortization	(10,186)	(8,163)

	$2,786	$3,541

Note 8: Notes Payable and Other Borrowings

The Company is obligated under the following borrowings as of December 31 (in thousands):

	2003	2002

Secured Financing Facility, at Prime Rate plus 3.00%,
and 2.00% for balances in excess of $25.0 million,
7.00% and 6.00%, respectively at December 31, 2003,
due various dates through March 30, 2006	$39,928	$24,984
Secured Financing, 15.00% payable weekly,
Due October 25, 2005	1,031	–
Secured Note, 7.24% payable monthly
Due July, 2006	219	–
Revolving line of credit at the Prime Rate,
terminated October 14, 2003	–	3,933
Senior Notes, 6.00% to July 15, 2003 and
8.00% thereafter, repaid October 1, 2003	–	7,250
Notes payable, Securitization 99-1, 10.00%,
repaid April 15, 2003 (Note 6)	–	6,641
Warehouse Facility, LIBOR plus 1.17%,
repaid April 15, 2003 (Note 6)	–	5,623

	41,178	48,431
Less: unamortized debt discount	–	(742)

	$41,178	$47,689

Secured Financing Facility
On December 20, 2000, MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity, entered into a $75.0 million secured financing facility (the “Secured Financing Facility”), which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual cash flows from the receivable portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility, which is December 31, 2004. New advances for portfolio purchases under the Secured Financing Facility would not be available beyond the December 31, 2004 expiration date. The Company is required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004.

The following table summarizes interest expense associated with the Secured Financing Facility for the years presented (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Stated interest	$2,233	$1,731	$1,282

Amortization of loan fees	51	73	–
Contingent interest	16,024	13,048	2,378

Total interest expense	$18,308	$14,852	$3,660

Weighted average
effective interest rate	58.3%	66.2%	29.1%

From the inception of the Secured Financing Facility through December 31, 2003, the Company had purchased through this facility charged-off receivable portfolios with a face value of $7.1 billion at a purchase price of approximately $183.3 million ($164.3 million of which was financed through this facility) or an average cost of 2.59% of face value. During the years ended December 31, 2003, 2002, and 2001, the Company recorded $16.0 million, $13.0 million, and $2.4 million, respectively, in contingent interest expense relating to the residual cash flow sharing agreement. Total cash payments made related to the contingent interest were $14.5 million during the year ended December 31, 2003, and $4.2 million during the year ended December 31, 2002. The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $82.8 million at December 31, 2003. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants became exercisable in three equal tranches triggered at the time the Company had drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered during 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002. All warrants issued to the Secured Financing Facility lender were exercised in December 2003.

Secured Financing
On July 25, 2003, through NCC-1, a wholly owned, bankruptcy-remote, special-purpose entity, the Company entered into a $1.8 million secured financing arrangement (the “Secured Financing”). The Secured Financing provided for a 75% advance rate with respect to four purchased receivables portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. This Secured Financing is collateralized by charged-off receivables from four receivables portfolios with an aggregate carrying value of $1.9 million as of December 31, 2003. This financing arrangement does not require the Company to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors.

Secured Note
On October 1, 2003, the Company entered into a loan for the purchase of certain equipment (“Secured Note”) in the amount of $0.3 million with a term of 36 months. This note is secured by the equipment, carries an interest rate of 7.24%, and had a balance of $0.2 million as of December 31, 2003.

Revolving Line of Credit
The Company entered into the Seventh Amended and Restated Promissory Note effective April 10, 2003 to renew the Company’s revolving line of credit. At that time, availability under the revolving line of credit, which carried interest at the prime rate and matures on April 15, 2004, was reduced from $15.0 million to $5.0 million. Certain stockholders of Encore guaranteed this unsecured revolving line of credit. In connection with the guaranties, the Company paid an aggregate fee of $75,000 per quarter to certain of the guarantors/stockholders. On October 14, 2003, the Company terminated this revolving line of credit. There were no amounts outstanding under the revolving line of credit at the time of termination. Effective October 14, 2003, the guarantors were released from their obligation and no further payments will be made to the guarantors.

Senior Notes
In January 2000, the Company obtained financing through the issuance of $10.0 million principal amount senior notes to an institutional investor (“The Senior Notes”). The notes were unsecured obligations of the Company, but were guaranteed by Midland Credit and Triarc Companies, Inc. (“Triarc”). In connection with the issuance of the notes, the Company issued warrants to the note holders and Triarc to acquire up to an aggregate of 528,571 shares of common stock of the Company at an exercise price of $0.01 per share (see Note 11). The Senior Notes required semi-annual interest payments on January 15 and July 15.

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

The interest rate on the remaining $7.3 million in Senior Notes was 6.0% per annum until July 15, 2003 and 8.0% per annum from July 16, 2003 to October 1, 2003, when the Senior Notes were repaid in full. In addition, warrants totaling 233,812 held by the Senior Note holder, and 101,275 held by Triarc were exercised concurrent with the Company’s follow-on public offering (see Note 2). The remaining debt discount and capitalized loan fees associated with the Senior Note in the amount of $0.9 million were written off and charged to income in the fourth quarter of 2003.

Note 9: Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2003	2002	2001

Current expense :
Federal	$3,628	$–	$–
State	1,919	531	–

	5,547	531	–

Deferred expense (benefit):
Federal	5,114	(5,766)	892
State	342	(468)	257

	5,456	(6,234)	1,149

	$11,003	$(5,703)	$1,149

The Company had Federal, Arizona state, and California state net operating loss carryforwards of approximately $13.3 million, $3.3 million and $3.2 million, respectively, as of December 31, 2002. The Company utilized all of its Federal and Arizona state net operating loss carry-forwards during 2003. The remaining net operating losses for California state income tax purposes generated in 2000 and 2001 of $0.7 million and $2.5 million, respectively, expire in 2012 and 2013, respectively. Utilization of such California net operating losses have been suspended by the State of California until 2004.

The components of deferred tax assets and liabilities consist of the following as of December 31 (in thousands):

	2003	2002

Deferred tax assets:
Net operating losses	$186	$5,197
State tax deductions	407	–
Contributions to non qualified plan	491	–
Accrued expenses	416	331
Differences in income recognition related to
receivable portfolios and retained interest	3,246	4,080

	4,746	9,608
Less valuation allowance	(186)	(184)

	4,560	9,424

Deferred tax liabilities:
Contingent interest expense	2,603	1,555
Unrealized gain on retained interest in
securitized receivables	14	215
Deferred court costs	517	457
Other	68	384

	3,202	2,611

Net deferred tax asset	$1,358	$6,813

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2001, the Company believed that some uncertainty existed with respect to the future utilization of net operating losses and other deferred tax assets; therefore, the Company provided a valuation allowance relating to such items arising in 2001. For the year ended December 31, 2001, the net deferred taxes were zero after the application of the valuation allowance. For the year ended December 31, 2002, the Company determined that the utilization of net operating loses and other deferred tax assets were more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $9.9 million during the year ended December 31, 2002. This current tax benefit combined with a deferred tax expense, resulted in a net deferred tax benefit of $6.2 million for the fourth quarter of 2002.

The 1998 securitization transaction qualified as a financing for income tax purposes; therefore, the Company recorded a deferred tax liability pertaining to the unrealized gain on the retained interest in the amount of $3.3 million, as no gain was recorded for income tax purposes. The decrease during 2003 and 2002 in the deferred tax liability of $0.2 million and $0.6 million, respectively, relates to the decrease in the unrealized gain on retained interest in securitized receivables which is recorded as a component of other comprehensive loss in the accompanying consolidated statements of stockholders’ equity.

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 34.0% per annum were as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Computed “expected” federal
income tax expense (benefit)	$10,004	$2,749	$(3,303)
Increase (decrease) in income
taxes resulting from:
State income taxes, net	1,561	63	–
Gain on debt forgiveness	–	1,633	–
Other adjustments, net	(562)	(261)	(64)
Increase (decrease) in valuation
allowance	–	(9,887)	4,516

	$11,003	$(5,703)	$1,149

Note 10: Stock-Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, permits the grant of stock or options to employees, directors and consultants. A total of 2,600,000 shares were approved by the stockholders for issuance under the 1999 Plan. Options may be granted at prices, which exceed 85.0% of the fair market value on the date of the grant, and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Board of Directors.

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

In September 2002, the Company’s board of directors approved issuance of stock options for certain executive officers of the Company to purchase a total of 624,999 shares of the Company’s common stock at an exercise price of fifty-one cents per share. The options vest upon the earlier of (i) an acquisition at a price in excess of $5.00 per share by any party of 60.0% or more of the Company’s common and preferred stock (on an as converted and fully diluted basis) other than by the Company’s current major institutional investors or any affiliate thereof, (ii) the completion of one or more secondary public offerings at a price in excess of $5.00 per share by all Encore shareholders owning more than 10.0% of the Company’s common and preferred stock (on an as converted basis and fully diluted basis) as of October 24, 2002, of more than one half of each of their then current equity ownership interest (on an as converted and fully diluted basis) as of the effective date of the registration statement, (iii) five years from the date of grant, or (iv) such other events determined by the Board of Directors.

In January 2003, the Company’s board of directors approved issuance of stock options for key personnel to purchase a total of 278,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The options vest ratably over three years commencing with January 2004.

The Company’s board of directors approved the issuance of stock options in April 2003 to an officer to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.95 per share. The options vest ratably over three years, commencing April 2004.

In May 2003, the Company’s board of directors approved the issuance of stock options to two key employees to purchase a total of 7,500 shares of the Company’s common stock at an exercise price of $4.50 per share. The options vest ratably over three years commencing May 2004.

As the exercise price of all the above granted stock options was equal to the estimated market value of the underlying common stock at the date of grant for all options granted, no compensation expense was recognized.

In October 2003, the Company’s Board of Directors approved the issuance of stock options to a board member and three executive officers of the Company to purchase a total of 325,000 shares of the Company’s common stock at an exercise price of $11.00 per share. One-third of these options vested immediately, and the remaining two-thirds vest over two years. As these options were granted at a price that was less than the estimated market value of the underlying common stock at the date of grant, compensation expense of $0.1 million was recognized during 2003.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted

Outstanding at December 31, 2000	1,250,000	$1.00	$1.00
Granted	135,000	1.00	1.00	$0.43

Cancelled	(350,000)	1.00	1.00

Outstanding at December 31, 2001	1,035,000	1.00	1.00
Granted	835,999	0.35-0.52	0.48	$0.39

Cancelled	(50,000)	1.00	1.00

Outstanding at December 31, 2002	1,820,999	0.35–1.00	0.76
Granted	661,000	1.30 – 11.00	6.23	$5.33

Cancelled	(100,666)	0.35 – 1.30	0.87
Exercised	(634,869)	0.35 – 1.00	0.97

Outstanding at December 31, 2003	1,746,464	$0.35 – 11.00	$2.75

The following table summarizes outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price

$0.35 – $0.52	774,664	$0.49	8.60	28,338	$0.35
1.00	321,300	1.00	7.27	65,050	1.00
1.30	268,000	1.30	9.08	–	–
2.95	50,000	2.95	9.30	–	–
4.50	7,500	4.50	9.35	–	–
11.00	325,000	11.00	9.83	108,336	11.00

$0.35 – $11.00	1,746,464	$2.75	8.68	201,724	$6.28

Note 11: Common Stock Warrants

In connection with the issuance of $10.0 million of 12.0% Senior Notes to an institutional lender in January 2000 (see Note 8), the Company issued warrants to the lender and to Triarc to acquire 428,571 and 100,000 shares, respectively, of common stock of the Company at an exercise price of $0.01 per share. The warrants were valued at $3.05 per share and, thus, recorded as a component of stockholders’ equity (deficit) in the amount of $1.6 million with the same amount recorded as debt discount relating to the $10.0 million note payable. The $1.6 million debt discount was amortized as interest expense over the five-year exercise period of the warrants, resulting in a remaining debt discount balance of $0.6 million at September 30, 2003. On October 1, 2003, the remaining debt discount balance of $0.6 million was fully amortized and charged to interest expense concurrent with the repayment in full of the Senior Notes. During 2002, the institutional lender forgave warrants to purchase 200,000 shares of the Company’s common stock (see Notes 3 and 8). Concurrent with the Company’s follow-on public offering on October 1, 2003, the Senior Note holder exercised 233,812 warrants, and Triarc exercised 101,275 warrants (see Note 2).

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. Of the warrants issued, 155,394 were exercisable immediately, and the remaining warrants became exercisable in three equal tranches triggered at the time the Company had drawn an aggregate of $22.5 million, $45.0 million and $67.5 million against the facility, respectively. The first tranche was triggered in the third quarter of 2001, the second tranche was triggered in the first quarter of 2002, and the final tranche was triggered in the third quarter of 2002. Thus warrants representing 310,788, and 621,576 shares of the Company’s common stock were exercisable under this facility at December 31, 2001 and December 31, 2002, respectively. The warrants that became exercisable during 2001 were valued at $0.1 million, as were the warrants issued during 2002, and were recorded as deferred loan costs in other assets, and as a component of stockholders’ equity. All warrants issued to the Secured Financing Facility lender were exercised in December 2003.

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

Note 12: Commitments and Contingencies

Litigation
The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

On May 28, 2002, a complaint was filed by plaintiff Lana Waldon in the United States District Court for the Northern District of Texas against the Company’s wholly owned subsidiary Midland Credit and two unaffiliated financial institutions. The plaintiff’s second amended complaint purported to assert claims for alleged violations of (i) the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act on behalf of a putative class of Texas residents allegedly similarly situated, and (ii) the Fair Debt Collection Practices Act on behalf of a nationwide putative class of persons allegedly similarly situated. The case was settled at no cost to the Company and dismissed on December 16, 2003 with a full release by the plaintiff of all claims and liability against Midland Credit and related entities.

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

Leases
The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $1.0 million, $1.3 million and $1.3 million during 2003, 2002 and 2001, respectively.

Commitments for future minimum rentals as of December 31, 2003 are presented below for the years ending December 31 (in thousands):

2004	$800
2005	390
2006	390
2007	390
2008	292

$2,262

The Company leases certain property and equipment through capital leases. These long-term leases are noncancelable and expire on varying dates through 2008. At December 31, 2003 and 2002, the cost of assets under capital leases is $1.3 million and $0.9 million, respectively. The related accumulated amortization as of December 31, 2003 and 2002 was $0.8 million and $0.5 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31 (in thousands):

2004	$231
2005	208
2006	69

508
Less amount representing interest
at 8.76% per annum	(48)

$460

Employee Benefit Plans
The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.5 million, $0.4 million and $0.2 million for 2003, 2002 and 2001, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2003, and 2002, both the current vested liability and the plan assets were $1.4 million and $0.5 million, respectively, and are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets, respectively. The use of plan assets is legally restricted to distributions to participants or creditors in the event of bankruptcy.

Put-backs of Sold Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sale agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of December 31, 2003 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $1.6 million, $3.7 million, and $5.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. In February of 2003, the Company elected to return all exhausted receivables to the owner of the portfolios; however, it has retained the servicing rights for certain receivables in active work queues and those placed with its attorney network. As a result of this action, the Company anticipates a decline in service fee income related to these receivables.

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

Self Insured Health Benefits Plan
Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40 thousand per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2003, the Company recorded a reserve for unpaid claims in the amount of $0.1 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to December 31, 2003.

Self Insured Workers Compensation Plan
Effective November 1, 2003, the Company established a self-insured workers compensation plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $350 thousand per employee per occurrence, and $1.3 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2003, the Company recorded a reserve for unpaid claims in the amount of $0.1 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to December 31, 2003.

Forward Flow Agreements
As of December 31, 2003, the Company had two forward flow agreements under which it purchased charged-off receivables from the seller/originator on a periodic basis at a set price over a specified time period. Each of the agreements is cancelable by either party upon 60 days written notice without penalty. For the year ended December 31, 2003, the Company paid $32.8 million for receivables portfolios under forward flow agreements, which represented 36.6% of the $89.8 million in portfolio investments for the year. For the year ended December 31, 2002 the Company paid $12.4 million for receivable portfolios under forward flow agreements, which represented 19.8% of the $62.5 million in portfolio investments for the year.

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements (in thousands):

	Concentration of Initial Purchase Cost by Seller

	2003		2002		2001
	Cost	%	Cost	%	Cost	%

Seller 1	$30,420	33.9%	$20,223	32.3%	$13,222	33.9%

Seller 2	23,614	26.3	5,214	8.3	2,463	6.3

Seller 3	3,862	4.3	23,463	37.5	2,292	5.9

Seller 4	–	–	3,780	6.1	8,871	22.7

Seller 5	–	–	398	0.6	8,375	21.4

Seller 6	4,773	5.3	–	–	1,167	3.0

Seller 7	–	–	1,218	2.0	–	–

Seller 8	–	–	–	–	–	–

Seller 9	–	–	–	–	–	–

Seller 10	–	–	–	–	–	–
Other	27,165	30.2	8,229	13.2	2,640	6.8

	89,834	100.0%	62,525	100.0%	39,030	100.0%

Adjustments (A)	(431)		(1,000)		(831)

Adjusted Cost	$89,403		$61,525		$38,199

(A) Adjusted for put-backs, account recalls and replacements

Note 13. Quarterly Information (Unaudited) (in thousands, except per share amounts):

	Three Months Ended

	March 31	June 30	September 30	December 31

2003
Gross collections	$47,083	$46,650	$49,095	$47,691
Revenues	$28,123	$28,391	$29,539	$31,449

Total operating expenses	$17,391	$18,293	$19,467	$19,829

Net income	$8,166	$3,309	$3,104	$3,841

Basic earnings per share	$1.09	$0.43	$0.40	$0.18

Diluted earnings per share	$0.44	$0.17	$0.15	$0.16

2002
Gross collections	$33,840	$35,780	$38,739	$40,449
Revenues	$18,196	$20,129	$24,406	$27,649

Total operating expenses	$13,813	$15,369	$16,502	$18,231

Net income	$233	$692	$2,521	$10,343

Basic earnings per share	$0.02	$0.08	$0.32	$1.38

Diluted earnings per share	$0.02	$0.04	$0.14	$0.57

Index

Item 9 — Changes in and Disagreements with Accountants

None

Index

Item 9A. Controls and Procedures

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

Based on their most recent evaluation, which was completed as of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K, our Principal Executive Officer and Principal Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

Index

PART III

ITEMS 10, 11, 12, 13 AND 14. The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2004 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information. Notwithstanding the foregoing, information appearing in the sections ‘Executive Compensation Report of the Compensation Committee and Performance Compensation Subcommittee’ and ‘Stock Price Performance Graph’ shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Consolidated Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this Form 10-K.

(b)	Reports on Form 8-K.

On November 12, 2003 the Company filed a Current Report on Form 8-K, which contained a press release announcing its unaudited financial results for the third quarter ended September 30, 2003 and which included information under Item 12 of such form.

On February 20, 2004, the Company filed a Current Report on Form 8-K, which contained press releases announcing that the Company will host a conference call to discuss 2003 financial results and operational highlights and which included information under Item 9 of such form.

On February 20, 2004, the Company filed a Current Report on Form 8-K, which contained a slide presentation given by Carl C. Gregory, III, President and Chief Executive Officer, at the Roth Capital Partners 16th Annual Growth Stock Conference on February 18, 2004 in Dana Point, California and which included information under Items 7 and 9 of such form.

(c)	Exhibits.

2	Plan of Merger (incorporated by reference to Exhibit 2 to Amendment No.2 to the Company’s Registration Statement on Form S-1 filed on June 14, 1999 (“Amendment No.2”))

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No.2)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Certificate of Designation relating to the Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

3.4	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003)

4.1	Specimen of Share Certificate of Series A Senior Cumulative Participating Convertible Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

4.2	Purchase Agreement dated as of February 15, 2002, between the Company and the several purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

4.3	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

4.4	Registration Rights Agreement, dated as of December 20, 2000, between the Company and CFSC Capital Corp. VIII (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.5	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.6	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.8	Warrant Agreement, dated as of January 12, 2000, between the Company and ING (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2000)

4.9	Warrant issued to ING dated December 31, 2001 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

4.10	Warrant Agreement, dated as of January 12, 2000, between the Company and Triarc Companies, Inc. (“Triarc”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2000)

4.11	Warrant Agreement, dated as of December 20, 2000, between the Company and CFSC Capital Corp. VIII (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.1	Note Purchase Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2000)

10.2	Amendment No. 1 dated as of April 28, 2000 to Note Purchase Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 filed on May 22, 2000)

10.3	Amendment No. 2 dated as of December 31, 2001 to the Note Purchase Agreement dated as of January 12, 2000 between the Company and ING (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

10.4	Letter Agreement dated February 21, 2002 among ING, the Company and the purchasers of Series A Senior Cumulative Participating Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

10.5	Promissory Note of the Company in favor of ING dated December 31, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

10.6	Subsidiary Guaranty dated as of January 12, 2000 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 21, 2000)

10.7	Guaranty and Option Agreement dated as of January 12, 2000 between Triarc and ING (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 21, 2000)

10.8	Net Industrial Building Lease by and between Midland Credit Management, Inc. and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the “Office Lease”) (incorporated by reference to Exhibit 10.12 to Amendment No. 1)

10.9	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)

10.10	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

10.11	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)

10.12	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)

10.13	Fifth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.14	Sixth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.15	Option to Extend Office Lease dated October 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.16	Lease dated September 12, 1994 for the property located at 5775 Roscoe, San Diego, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002)

10.17	Extension to Lease dated April 17, 2000 with respect to the property located at 5775 Roscoe, San Diego, California (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002)

10.18	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix A to the Company’s proxy statement dated October 4, 2002)

10.19	Form of Option Agreement under 1999 Equity Participation Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2)

10.20	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2002)

10.21	Amendment to Executive Non-Qualified Excess Plan, effective January 31, 2004 (filed herewith)

10.22	Executive Non-Qualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2002)

10.23	Seventh Amended and Restated Promissory Note between Midland Credit Management, Inc. and Bank of America dated as of April 10, 2003 reduced from the original stated amount of $15,000,000 to $5,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2003)

10.24	Limited Guaranty of the Company dated July 15, 1999 in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 filed on August 23, 1999)

10.25	Acknowledgement dated April 10, 2003 of limited guaranty by Nelson Peltz, Peter May, Triarc Companies, the Company and Chandler Family Partnership originally dated August 28, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.26	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 1999 filed on May 1, 2000)

10.27	Servicing Agreement, dated as of January 29, 1998 among West Capital Financial Services Corp., West Capital Receivables Corporation I and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.28	Supplement to Servicing Agreement, dated May 22, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.29	Letter agreement, dated December 27, 2000, between Daiwa Finance Corporation and Midland Credit Management, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.30	Servicing Agreement, dated December 27, 2000 (the “Third Party Servicing Agreement”) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.31	Amendment No. 1 to the Third Party Servicing Agreement, dated as of November 28, 2001 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.32	Letter dated September 19, 2002 relating to the Third Party Servicing Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.33	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (the “Secured Financing Facility”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2001)

10.34	Exclusivity Agreement, dated December 20, 2000, relating to the Secured Financing Facility (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.35	First Amendment, dated as of June 26, 2003, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003)

10.36	Servicing Agreement relating to the Secured Financing Facility, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.8 to the Company³s Current Report on Form 8-K filed on August 22, 2003)

10.37	First Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.38	Second Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of June 26, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.39	Loan and Security Agreement between Midland Funding NCC-1 Corporation and Patriot Capital Markets, LLC, dated as of July 25, 2003 (the “Secured Loan”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2003)

10.40	Servicing Agreement relating to the Secured Loan, dated as of July 25, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2003)

10.41	Employment Agreement dated as of May 22, 2000 between the Company and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2002)

10.42	Employment Agreement dated as of May 22, 2000 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2002)

10.43	Form of Preferred Stock Conversion Agreement (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 on September 26, 2003)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

23.1	Consent of Independent Auditors, BDO Seidman, LLP, dated March 1, 2004 to the incorporation by reference of their report dated February 6, 2004, in the Company’s Registration Statement on Form S-8. (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Pricipal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Pricipal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation By: /s/ Carl C. Gregory, III ——————————————— Carl C. Gregory, III President and Chief Executive Officer
Date: March 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Carl C. Gregory, III	President, Chief Executive Officer and	March 2, 2004
Carl C. Gregory, III	Director
(Principal Executive Officer)
/s/ Barry R. Barkley	Executive Vice President, Chief Financial	March 2, 2004
Barry R. Barkley	Officer and Treasurer
(Principal Financial and Accounting
Officer)
/s/ Eric D. Kogan*	Director	March 2, 2004
Eric D. Kogan
/s/ Peter W. May*	Director	March 2, 2004
Peter W. May
/s/ Richard Mandell*	Director	March 2, 2004
Richard Mandell
/s/ Robert M. Whyte*	Director	March 2, 2004
Robert M. Whyte
/s/ Ray Fleming	Director	March 2, 2004
Ray Fleming
/s/ Nelson Peltz*	Director	March 2, 2004
Nelson Peltz
/s/ Alexander Lemond*	Director	March 2, 2004
Alexander Lemond
/s/ Neville Joel Katz*	Director	March 2, 2004
Neville Joel Katz

* /s/ Carl C. Gregory, III

As attorney-in-fact pursuant to power of attorney dated on or about February 9, or February 24, 2004