Form 10-Q
period 2004-03-31
ENCORE CAPITAL GROUP INC
filed 2004-05-04
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(877) 445 — 4581
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)                                                                  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 15, 2004
Common Stock, $0.01 par value	22,046,579 shares

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

Index to Form 10Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	March 31, 2004 (Unaudited)	December 31, 2003 (A)

Assets
Cash and cash equivalents	$36,803	$38,612
Restricted cash	5,367	842
Investment in receivable portfolios, net (Notes 4, 5 and 7)	86,208	89,136
Investment in retained interest (Note 5)	72	1,231
Property and equipment, net (Note 6)	2,844	2,786
Deferred tax assets, net (Note 8)	5,089	1,358
Other assets	4,527	4,320

Total assets	$140,910	$138,285

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued liabilities	$12,735	$11,644
Accrued profit sharing arrangement (Note 7)	15,586	12,749
Income tax payable (Note 8)	6,849	883
Notes payable and other borrowings (Note 7)	27,656	41,178
Capital lease obligations (Note 10)	394	460

Total liabilities	63,220	66,914

Commitments and contingencies (Note 10)

Stockholders' equity (Note 9)
Preferred stock, $.01 par value, 5,000 shares
authorized, and no shares issued and outstanding	–	–
Common stock, $.01 par value, 50,000 shares
authorized, 22,044 shares and 22,003 shares
issued and outstanding as of March 31, 2004
and December 31, 2003, respectively	220	220
Additional paid-in capital	65,711	65,387
Accumulated earnings	11,674	5,658
Accumulated other comprehensive income	85	106

Total stockholders' equity	77,690	71,371

Total liabilities and stockholders' equity	$140,910	$138,285

(A)         Derived from the audited consolidated financial statements as of December 31, 2003

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenues
Revenue from receivable portfolios (Note 4)	$42,075	$27,256
Revenue from retained interest (Note 5)	16	128
Servicing fees and other related income (Note 10)	296	739

Total revenues	42,387	28,123

Operating expenses
Salaries and employee benefits	11,624	9,647
Other operating expenses	4,094	2,377
Cost of legal collections	5,502	3,357
General and administrative expense	1,653	1,474
Depreciation and amortization (Note 6)	443	536

Total operating expenses	23,316	17,391

Income before other income (expense)
and income taxes	19,071	10,732

Other income (expense)
Interest expense (Note 7)	(9,282)	(4,410)
Other income (Note 3)	155	7,274

Total other income (expense)	(9,127)	2,864

Income before income taxes	9,944	13,596
Provision for income taxes (Note 8)	(3,928)	(5,430)

Net income	6,016	8,166
Preferred Stock Dividends	–	(125)

Net income available to common stockholders	$6,016	$8,041

Weighted average shares outstanding	22,020	7,411
Incremental shares from assumed conversion of
warrants, options, and preferred stock	1,423	11,270

Adjusted weighted average share outstanding	23,443	18,681

Earnings per share - Basic	$0.27	$1.09

Earnings per share - Diluted	$0.26	$0.44

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par	Capital	Earnings	Income	Total

Balances at December 31, 2003	22,003	$220	$65,387	$5,658	$106	$71,371
Net income	–	–	–	6,016	–	6,016
Other comprehensive income - unrealized gain on
non-qualified deferred compensation plan assets	–	–	–	–	15	15
Other comprehensive loss - decrease in unrealized gain
on investment in retained interest, net of tax	–	–	–	–	(36)	(36)

Comprehensive income						5,995
Exercise of stock options (Note 9)	41	–	36	–	–	36
Tax benefits related to stock option exercises	–	–	261	–	–	261
Amortization of stock options issued at below market	–	–	27	–	–	27

Balances at March 31, 2004	22,044	$220	$65,711	$11,674	$85	$77,690

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,

	2004	2003

Operating activities
Gross collections	$63,996	$47,083
Less:
Amounts collected on behalf of third parties	(962)	(1,968)
Amounts applied to principal on receivable portfolios	(19,820)	(15,132)
Amounts applied to principal of securitization 98-1	(1,123)	(2,598)
Servicing fees	296	739
Operating expenses
Salaries and employee benefits	(12,705)	(10,786)
Other operating expenses	(2,328)	(2,887)
Cost of legal collections	(5,502)	(3,357)
General and administrative	(1,583)	(1,046)
Interest payments	(538)	(876)
Contingent interest payments	(5,793)	(3,391)
Other income and expense	190	64
Increase in restricted cash	(4,525)	(643)
Income taxes	(1,410)	(538)

Net cash provided by operating activities	8,193	4,664

Investing activities
Purchases of receivable portfolios	(17,248)	(18,803)
Collections applied to principal of receivable portfolios	19,820	15,132
Collections applied to principal of securitization 98-1	1,123	2,598
Proceeds from put-backs of receivable portfolios	356	255
Purchases of property and equipment	(502)	(417)

Net cash provided by (used in) investing activities	3,549	(1,235)

Financing activities
Proceeds from notes payable and other borrowings	6,952	16,922
Repayment of notes payable and other borrowings	(20,474)	(18,718)
Proceeds from exercise of common stock options	36	–
Payment of preferred dividend	–	(250)
Repayment of capital lease obligations	(65)	(69)

Net cash used in financing activities	(13,551)	(2,115)

Net increase (decrease) in cash	(1,809)	1,314
Cash, beginning of period	38,612	752

Cash, end of period	$36,803	$2,066

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows (cont.)
Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Three Months Ended March 31,

	2004	2003

Net income	$6,016	$8,166
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	443	536
Amortization of loan costs and debt discount	11	122
Tax benefits from stock option exercises	261	–
Amortization of stock based compensation	27	–
Deferred income tax expense (benefit)	(3,716)	4,982
Changes in operating assets and liabilities
Increase in restricted cash	(4,525)	(643)
Increase in other assets	(219)	(10,793)
Increase (decrease) in accrued profit sharing arrangement	2,837	(51)
Increase in accounts payable and accrued liabilities	7,058	2,345

Net cash provided by operating activities	$8,193	$4,664

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. Encore is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation (“98-A”), Midland Receivables 99-1 Corporation (“99-1”), Midland Acquisition Corporation (“MAC”), MRC Receivables Corporation (“MRC”), Midland Funding NCC-1 Corporation (“NCC-1”), and Midland Funding NCC-2 Corporation (“NCC-2”) (collectively referred to herein as the “Company”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but is recorded as an investment in retained interest on the accompanying unaudited condensed consolidated statements of financial condition. The receivable portfolios consist primarily of charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 7).

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies
Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003 for a summary of the Company’s significant accounting policies.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2004, and its consolidated results of operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003, respectively. The consolidated results of operations of the Company for the three months ended March 31, 2004 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 2, 2004.

Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation. The Company has also adopted the pro forma disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123. In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

As required by SFAS No. 148 and SFAS No. 123, the Company provides pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the years presented as if the fair-value-based method defined in SFAS No. 123 had been applied.

The fair value for options granted during each of the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2004 [1]	2003

Risk free interest rate	NA	3.1%
Dividend yield	NA	0%
Volatility factors of the
expected market price of the
Company's common stock	NA	112%
Weighted-average expected life of options	NA	5 Years

1There were no options issued during the quarter ended March 31, 2004.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Net income, as reported	$6,016	$8,166
Plus: Stock-based employee
compensation expense included in
reported net income	27	–
Less: Total stock-based employee
compensation expense determined
under fair value based method	(328)	(54)

Pro forma net income	$5,715	$8,112

Earnings per share:
Basic - as reported	$0.27	$1.09

Basic - pro forma	$0.26	$1.08

Diluted - as reported	$0.26	$0.44

Diluted - pro forma	$0.24	$0.43

New Accounting Pronouncements
In December 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as an impairment of the loan. SOP 03-03 is effective in fiscal years beginning after December 15, 2004, and accordingly, the Company expects to adopt the provisions of this SOP in the first quarter of 2005. The Company does not believe that the implementation of SOP 03-03 will have a material affect on the Company’s consolidated financial statements.

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

Note 4: Investment in Receivable Portfolios, Net

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

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on the effective interest rate determined for each pool applied to each pool’s adjusted cost basis. Each pool’s cost basis is increased for revenue earned and decreased for principal pay downs and impairments. The effective interest rate is the internal rate of return determined based on the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, the Company had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. The Company has, on the other hand, reduced the total estimated cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. Additionally, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios. All collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. At March 31, 2004, five portfolios with a remaining carrying value of $1.2 million were accounted for using the cost recovery method by the Company. No provision for impairment losses was recorded during the quarters ended March 31, 2004 and 2003.

On purchases made since mid-2000, the Company’s gross collections, in the aggregate, have exceeded expectations. The Company has developed the statistical support to help it determine whether the better than expected performance resulted from: (i) the Company collecting at a more rapid rate than originally forecast; (ii) the Company increasing its penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Effective October 1, 2003, the Company implemented its recently developed Unified Collection Score (“UCS”) model to project these remaining cash flows, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts.

Effective January 1, 2004, the Company implemented three additional statistical enhancements in the UCS model. The Company revised the projected collections for 80 portfolios with carrying values totaling $62.3 million as of January 1, 2004, which represented 69.9% of the aggregate carrying value of its portfolios at that date. The change in the estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total remaining gross collections for these portfolios by 46.4% as of March 31, 2004. The implementation of these revised forecasts resulted in an increase in the recognition of accretion revenue of $5.3 million and an increase in the accrual for contingent interest of $1.8 million for the first quarter of 2004. The net impact of the change in estimate was to increase first quarter pretax income by $3.5 million, net income by $2.1 million and fully diluted earnings per share by $0.09. The reforecast of collections resulted in expanding the budget life of these portfolios by an average of 6 months from an average remaining life of 36 months to a revised average remaining life of 42 months. The resulting ratio of revenues to collections for accruing portfolios for the quarter ended March 31, 2004 increased 10.8% to 60.8% as a result of this adjustment.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Income”). During the quarters ended March 31, 2004 and 2003, approximately $12.3 million and $2.6 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands):

	For the Three Months Ended March 31, 2004

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$–	$89,136
Purchases of receivable portfolios	17,248	–	–	17,248
Transfers of portfolios	–	–	–	–
Gross collections	(49,020)	(625)	(12,250)	(61,895)
Adjustments	(322)	(15)	(19)	(356)
Revenue recognized	29,806	–	12,269	42,075

Balance, end of period	$84,961	$1,247	$–	$86,208

Revenue as a percentage of collections	60.8%	0.0%	100.0%	68.0%

	For the Three Months Ended March 31, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	18,803	–	–	18,803
Transfers of portfolios	(1,140)	1,140	–	–
Gross collections	(39,207)	(630)	(2,552)	(42,389)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(252)	1	(4)	(255)
Revenue recognized	24,700	–	2,556	27,256

Balance, end of period	$65,465	$1,426	$–	$66,891

Revenue as a percentage of collections	63.0%	0.0%	100.0%	64.3%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 146.9% for the quarter ended March 31, 2004, compared to 162.6% for the quarter ended March 31, 2003.

During 2001, the Company resumed purchasing charged-off unsecured consumer loans and in 2002 began purchasing auto loan deficiencies. The Company purchased $8.9 million and $0.5 million of these loans during the quarters ended March 31, 2004 and 2003, respectively. Collections related to all portfolios of charged-off unsecured consumer loans and auto loan deficiencies amounted to $3.1 million and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively.

The Company currently utilizes various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the collections by collection channel (in thousands):

	Three Months Ended March 31,

	2004	2003

Collection sites	$35,288	$31,307
Legal collections	14,156	8,836
Sales	9,007	5,711
Other	5,545	1,229

Gross collections for the period	$63,996	$47,083

During the first quarter of 2004, the Company discontinued its rewrite business, released or reassigned the eight employees involved in the processing of rewrites, and sold the portfolio of rewritten notes. The notes, which were related to accounts throughout the Company’s portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accruing portfolios and $1.1 million from zero basis portfolios were treated as additional portfolio collections for revenue recognition purposes. This is consistent with the Company’s historical accounting for collections from the rewrite notes.

Note 5: Securitization of Receivable Portfolios

1999 Warehouse and 1999 Securitization Financing
In March of 1999, and January of 2000, the Company entered into two securitized receivable acquisition facilities through two bankruptcy remote, special purpose subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, respectively. Midland Funding 98-A Corporation entered into a $35.0 million facility (the “Warehouse Facility”), structured as a term loan bearing interest at 1.17% plus the one-week London Interbank Offered Rate (“LIBOR”). Midland Receivables 99-1 Corporation issued securitized non-recourse notes in the amount of $28.9 million (“Securitization 99-1”), bearing interest at 10% per annum. The Warehouse Facility and Securitization 99-1 were collateralized and cross-collateralized by certain charged-off receivables and were insured through a financial guaranty insurance policy.

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

Once each quarter, the Company monitors the retained interest for impairment based on discounted anticipated future cash flows of the underlying receivables as compared to the current carrying value (original cost basis adjusted for interest earned and principal pay downs) of the retained interest. During the first quarter of 2003, the Company lowered its expected yield on the retained interest from an annual return of approximately 44.4% to 7.5% based on estimated net cash flows derived from both historical and projected collections. The revenue recognized on the retained interest was $16 thousand and $128 thousand for the quarters ended March 31, 2004 and 2003, respectively. During April 2004, collections exceeded the remaining book value of $72 thousand for the investment in retained interest and future collections, if any, will be recognized as revenue.

Provisions for losses would be charged to earnings when it is determined that the retained interest’s carrying value is greater than the present value of expected future cash flows. No provision for impairment has ever been recorded for the retained interest.

The following summarizes the changes in the balance of the investment in retained interest (in thousands):

	For the Three Months Ended March 31, 2004

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2003	$1,195	$36	$1,231
Revenue recognized	16	–	16
Gross collections	(1,139)	–	(1,139)
Amortization of unrealized gain	–	(36)	(36)

Balance at March 31, 2004	$72	$–	$72

	For the Three Months Ended March 31, 2003

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2002	$7,707	$549	$8,256
Revenue recognized	128	–	128
Gross collections	(2,726)	–	(2,726)
Amortization of unrealized gain	–	(212)	(212)

Balance at March 31, 2003	$5,109	$337	$5,446

Note 6: Property and Equipment

Property and equipment consist of the following as of the periods presented (in thousands):

	March 31, 2004	December 31, 2003

Furniture, fixtures and equipment	$1,318	$1,316
Computer equipment and software	9,772	9,350
Telephone equipment	1,811	1,811
Leasehold improvements	573	495

	13,474	12,972
Accumulated depreciation and amortization	(10,630)	(10,186)

	$2,844	$2,786

Note 7: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2004	December 31, 2003

Secured Financing Facility, at Prime Rate plus 3.00%,
and 2.00% for balances in excess of $25.0 million,
7.00% and 6.00%, respectively, at March 31, 2004,
due various dates through June 30, 2006	$26,840	$39,928

Secured Financing, 15.00% payable weekly,
Due October 25, 2005	617	1,031

Secured Note, 7.24% payable monthly
Due July, 2006	199	219

	$27,656	$41,178

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

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended March 31,

	2004	2003

Stated interest	$588	$473
Amortization of loan fees	–	31
Contingent interest	8,631	3,339

Total interest expense	$9,219	$3,843

Weighted average effective interest rate	110.6%	58.1%

From the inception of the Secured Financing Facility through March 31, 2004, the Company had purchased through this facility charged-off receivable portfolios with a face value of $7.3 billion at a purchase price of approximately $191.6 million ($171.3 million of which was financed through this facility) or an average cost of 2.62% of face value. During the quarters ended March 31, 2004 and 2003, the Company recorded $8.6 million and $3.3 million, respectively, in contingent interest expense relating to the residual cash flow sharing agreement. Contingent interest expense is based on actual and forecasted residual collections for portfolios financed through the Secured Financing Facility. The estimated contingent interest expense during the life of any particular portfolio is recorded as a percent of the total estimated revenue earned from that portfolio. The total contingent interest expense as a percent of the revenues for all portfolios financed under the Secured Financing Facility amounted to 23.3% in the quarter ended March 31, 2004 and 14.0% in the quarter ended March 31, 2003. When the contingent interest expense is compared to the average outstanding loan balances, the weighted average effective interest rate amounts to 110.6% in the first quarter of 2004 as compared to the 58.1% in the first quarter of 2003. Total cash payments made related to the contingent interest were $5.8 million during the quarter ended March 31, 2004, and $3.4 million during the quarter ended March 31, 2003.

The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $72.5 million at March 31, 2004. The Secured Financing Facility had a balance of $26.8 million as of March 31, 2004. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. All warrants issued to the Secured Financing Facility lender were exercised in December 2003.

Secured Financing
On July 25, 2003, through NCC-1, a wholly owned, bankruptcy-remote, special-purpose entity, the Company entered into a $1.8 million secured financing arrangement (the “Secured Financing”). The Secured Financing provided for a 75% advance rate with respect to four purchased receivables portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. This Secured Financing is collateralized by charged-off receivables from four receivables portfolios with an aggregate carrying value of $1.5 million as of March 31, 2004. This financing arrangement does not require the Company to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of the Company’s general creditors. The Secured Financing had a balance of $0.6 million as of March 31, 2004.

Secured Note
On October 1, 2003, the Company entered into a loan for the purchase of certain equipment (“Secured Note”) in the amount of $0.3 million with a term of 36 months. This note is secured by the equipment, carries an interest rate of 7.24%, and had a balance of $0.2 million as of March 31, 2004.

Note 8: Income Taxes

The Company recorded an income tax provision of $3.9 million and $5.4 million for the quarters ended March 31, 2004 and 2003, respectively. The provision for income tax expense reflects tax expense at an effective rate of 39.5% for the quarter ended March 31, 2004 and an effective rate of 39.9% for the quarter ended March 31, 2003. This consists primarily of a provision for Federal income taxes of 31.5% for the quarter ended March 31, 2004, and 31.9% for the quarter ended March 31, 2003 (both of which are net of a benefit for state income taxes of 2.5%), a provision for state income taxes of 8.0%, and the effect of permanent book versus tax differences.

Note 9: Stock-Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, permits the grant of stock or options to employees, directors and consultants. Stockholders approved the issuance of 2,600,000 shares under the 1999 Plan. There are an additional 700,000 shares currently pending approval by the Company’s stockholders, which will be voted on at the May 5, 2004 stockholder meeting. These shares would increase the number of common stock available for grant under the 1999 Plan from 2,600,000 to 3,300,000. Options may be granted at prices, which exceed 85.0% of the fair market value on the date of the grant, and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Compensation Committee of the Board of Directors.

In January 2003, the Company’s Compensation Committee of the Board of Directors approved issuance of stock options for key personnel to purchase a total of 278,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The options vest ratably over three years commencing January 2004.

The Company’s Compensation Committee of the Board of Directors approved the issuance of stock options in April 2003 to an officer to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.95 per share. The options vest ratably over three years, commencing April 2004.

In May 2003, the Company’s Compensation Committee of the Board of Directors approved the issuance of stock options to two key employees to purchase a total of 7,500 shares of the Company’s common stock at an exercise price of $4.50 per share. The options vest ratably over three years commencing May 2004.

As the exercise price of all the above granted stock options was equal to the estimated market value of the underlying common stock at the date of grant for all options granted, no compensation expense was recognized.

In October 2003, the Company’s Compensation Committee of the Board of Directors approved the issuance of stock options to a board member and three executive officers of the Company to purchase a total of 325,000 shares of the Company’s common stock at an exercise price of $11.00 per share. One-third of these options vested immediately, and the remaining two-thirds vest over two years. As these options were granted at a price that was less than the estimated market value of the underlying common stock at the date of grant, compensation expense of $0.1 million was recognized during 2003.

On April 7, 2004, the Company’s Compensation Committee of the Board of Directors approved issuance of stock options for key personnel to purchase a total of 214,000 shares of the Company’s common stock at an exercise price of $16.17 per share. The exercise price of all these granted stock options was equal to the estimated market value of the underlying common stock at the date of grant and no compensation expense was recognized. The options vest ratably over three years commencing April 7, 2005.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted

Outstanding at December 31, 2002	1,820,999	$0.35–$1.00	$0.76
Granted	661,000	1.30–11.00	6.23	$5.33

Cancelled	(100,666)	0.35–1.30	0.87
Exercised	(634,869)	0.35–1.00	0.97

Outstanding at December 31, 2003	1,746,464	0.35–11.00	2.75
Cancelled	(1,833)	0.35–1.30	1.04
Exercised	(41,248)	0.35–1.30	0.88

Outstanding at March 31, 2004	1,703,383	$0.35–$11.00	$2.80

The following table summarizes outstanding and exercisable options at March 31, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price

$0.35–$0.52	757,195	$0.49	8.36	55,369	$0.35
1.00	317,500	1.00	7.02	61,250	1.00
1.30	246,188	1.30	8.83	68,863	1.30
2.95	50,000	2.95	9.06	–	–
4.50	7,500	4.50	9.10	–	–
11.00	325,000	11.00	9.58	108,336	11.00

$0.35–$11.00	1,703,383	$2.80	8.44	293,818	$4.64

Note 10: Commitments and Contingencies

Litigation
The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

There are a number of lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of the Company or its employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience; the information currently available; and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, may determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position or results of operations in any future reporting periods.

The Company does not believe that the ultimate outcome of current claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

Leases
The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $0.2 million and $0.3 million during the quarters ended March 31, 2004 and 2003, respectively. On April 8, 2004, the Company entered into an office lease for approximately 51,000 square feet to house the corporate headquarters and its San Diego call center. The new facility, which replaces the existing facility, has a triple net lease that is scheduled to commence in October 2004, has an initial term of 10.5 years with two renewable 5-year options at approximately fair market value, and provides for escalating monthly payments ranging from $62,900 to $94,500.

The Company leases certain property and equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. At March 31, 2004 and December 31, 2003, the cost of assets under capital leases were $1.3 million each. The related accumulated amortization as of March 31, 2004 and December 31, 2003 was $0.8 million each. Amortization of assets under capital leases is included in depreciation and amortization expense.

Employee Benefit Plans
The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.3 million and $0.2 million for the quarters ended March 31, 2004 and 2003, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of March 31, 2004, the current liability was $2.2 million and the plan assets were $2.0 million. As of December 31, 2003, the current liability was $1.4 million and the plan assets were $1.4 million. These amounts are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Put-backs of Sold Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sale agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of March 31, 2004 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.3 million and $0.7 million for the quarters ended March 31, 2004 and 2003, respectively. In February of 2003, the Company elected to return all exhausted receivables to the owner of the portfolios; however, it has retained the servicing rights for certain receivables in active work queues and those placed with its attorney network. As a result of this action, the Company anticipates a continued decline in service fee income related to these receivables.

Employment Agreements
In March 2002, the Company entered into employment agreements with two executive officers. Such agreements generally provide for one-year terms with automatic renewals and base compensation aggregating $0.7 million per annum, plus incentive compensation, as defined. The agreements provide for severance payments over periods between one year and one and a half years upon termination without cause, as defined.

Self Insured Health Benefits Plan
Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40 thousand per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. As of March 31, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.2 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to March 31, 2004.

Self Insured Workers Compensation Plan
Effective November 1, 2003, the Company established a self-insured workers compensation plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $350 thousand per employee per occurrence, and $1.3 million per year in the aggregate, subject to adjustment as defined. As of March 31, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.2 million in accrued liabilities in the Company’s unaudited interim condensed consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to March 31, 2004.

Forward Flow Agreements
As of March 31, 2004, the Company had two forward flow agreements under which it purchased charged-off receivables from the seller/originator on a periodic basis at a set price over a specified time period. The agreements are cancelable by either party upon 60 days written notice without penalty. For the quarter ended March 31, 2004, the Company paid $5.6 million for receivables portfolios under the forward flow agreements, which represented 32.8% of the $17.2 million in portfolio investments for the quarter. For the quarter ended March 31, 2003 the Company paid $5.8 million for receivable portfolios under a forward flow agreement, which represented 31.1% of the $18.8 million in portfolio investments for that quarter.

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements (in thousands):.

	Concentration of Initial Purchase Cost by Seller

	Q1 2004		Q1 2003
	Cost	%	Cost	%
Seller 1	$5,397	31.3%	$6,359	33.8%
Seller 2	–	–	5,787	30.8
Seller 3	–	–	3,862	20.5
Seller 4	3,125	18.1	–	–
Seller 5	2,571	14.9	–	–
Seller 6	2,313	13.4	–	–
Seller 7	–	–	1,252	6.7
Seller 8	800	4.6	–	–
Seller 9	781	4.5	–	–
Seller 10	734	4.3	–	–
Other	1,527	8.9	1,543	8.2

	17,248	100.0%	18,803	100.0%

Adjustments[1]	(6)		(63)

Cost, net	$17,242		$18,740

1 Adjusted for put-backs, account recalls and replacements.

Note 11: Subsequent Event

Effective, April 29, 2004, the Company entered into a commitment letter related to a $75.0 million three-year revolving credit facility to be utilized for the purpose of purchasing portfolios of receivables and for working capital needs. This commitment is subject to the satisfactory completion of lender due diligence and credit facility documentation. Interest rates will be based, at the Borrower’s option, on the lender’s prime rate or on LIBOR plus an applicable margin. The applicable margin will be based on a pricing grid which takes into account certain financial covenants related to the borrower’s balance sheet and results of operations. It is anticipated that the resulting interest rate will be in the mid single digits. The facility will be secured by a security interest in all of the assets of the Company except for those assets in which the Secured Financing Facility or the Secured Financing has a first priority security interest. While there can be no assurance that the Company will be able to close this facility on acceptable terms, it is anticipated to close by the end of the second quarter of 2004. It is the Company’s expectation that this facility will be used, at the Company’s option, during the second half of 2004 to fund portfolio purchases of non-credit card paper classes and, effective with the expiration of the Secured Financing Facility on December 31, 2004, to fund all types of portfolio purchases, including credit card receivables.

Index to Form 10Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Encore Capital Group, Inc. as of and for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. A general description of the Company’s industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For those statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. (See Part II — Other Information.)

Introduction

We are a systems-driven purchaser and manager of charged-off consumer receivables portfolios. We acquire these portfolios at deep discounts from their face values using our proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following overview is intended to be a summary of the areas that management believes are important in understanding the results of the quarter. This summary is not intended as a substitute for the detail provided in the following pages or for the unaudited interim condensed consolidated financial statements and notes that appear elsewhere in this document.

Overview
Our business and financial results improved significantly during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 1. Highlights for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 are as follows:

  Gross collections increased 35.9% to $64.0 million;
  Revenues increased 50.7%, reaching $42.4 million;
  Operating expenses increased 34.1% to $23.3 million;
  Net income decreased 26.3% to $6.0 million; and
  Cash flow from operations increased 75.7% to $8.2 million.

        1 The quarter ended March 31, 2003 included an after-tax gain of $4.4 million related to a litigation settlement.

Detailed Discussion
The following table summarizes our collections, revenues, operating expenses, income before taxes, net income, and cash flows from operations (in thousands):

	Three Months Ended March 31,

	2004	2003	$ Change	% Change

Gross collections	$63,996	$47,083	$16,913	35.9%

Revenue	$42,387	$28,123	14,264	50.7
as a percentage of gross collections	66.2%	59.7%

Operating expenses	$23,316	$17,391	5,925	34.1
as a percentage of gross collections	36.4%	36.9%

Income before taxes	$9,944	$13,596[1]	(3,652)	(26.9)
as a percentage of gross collections	15.5%	28.9%

Net income	$6,016	$8,166[1]	(2,150)	(26.4)
as a percentage of gross collections	9.4%	17.3%

Cash flows from operations	$8,193	$4,664	3,529	75.7
as a percentage of gross collections	12.8%	9.9%

[1]Includes a net pre-tax gain of $7.2 million and a net after-tax gain of $4.4 million related to a litigation settlement during the quarter ended March 31, 2003.

Collections
Gross collections for the quarter ended March 31, 2004 were $64.0 million compared to gross collections of $47.1 million for the quarter ended March 31, 2003, an increase of $16.9 million or 35.9%. The components of gross collections for the quarters ended March 31, 2004 and 2003 are as follows:

	March 31, 2004	March 31, 2003

Investment in receivable portfolios	$61,895	$42,389
Investment in retained interest	1,139	2,726
Gross collections for third parties	962	1,968

Total gross collections	$63,996	$47,083

The $16.9 million increase in gross collections reflects the continued leveraging of our additional collection channels that do not require a commensurate increase in the number of employees. Gross collections grew by 35.9% while the size of our average workforce grew by 16.1% from the quarter ended March 31, 2003 compared to March 31, 2004. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 17.1% in monthly average collections to $29,282 from $25,001 per average employee during quarters ended March 31, 2004 and 2003, respectively. Our average monthly gross collections were $21.3 million and $15.7 million during the quarters ended March 31, 2004 and 2003, respectively, while our total employees averaged 729 for the quarter ended March 31, 2004 and 628 for the quarter ended March 31, 2003.

The $16.9 million increase in gross collections is derived primarily from new portfolios purchased since December of 2000 utilizing our Secured Financing Facility. Gross collections related to portfolios utilizing our Secured Financing Facility were $55.3 million for the quarter ended March 31, 2004, compared to gross collections of $37.2 million for the quarter ended March 31, 2003, an increase of $18.1 million or 48.9%.

During the first quarter of 2004, we discontinued our rewrite business, released or reassigned the eight employees involved in the processing of rewrites, and sold the portfolio of rewritten notes. The notes, which were related to accounts throughout our portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accruing portfolios and $1.1 million from zero basis portfolios were treated as additional portfolio collections for revenue recognition purposes. This is consistent with our historical accounting for collections from the rewrite notes.

Revenues
Total revenues for the quarter ended March 31, 2004 were $42.4 million compared to total revenues of $28.1 million for the quarter ended March 31, 2003, an increase of $14.3 million, or 50.7%. The increase is primarily from revenue from receivable portfolios, which increased $14.8 million or 54.4%, to $42.1 million from $27.3 million for the quarters ended March 31, 2004 and 2003, respectively. Revenue from the retained interest in securitized receivables declined by $0.1 million, from $0.1 million for the quarter ended March 31, 2003 to $16 thousand for the quarter ended March 31, 2004. This reflects declines in cash collections since the first quarter of 2003 in the underlying portfolios and the concurrent lowering of our expected yield on the retained interest from approximately 44.4% to 7.5% per annum. The portfolios within the retained interest were purchased as long ago as 1990, and therefore age, coupled with the recent decline in collection performance led to our conclusion that a lowering of the expected yield would be appropriate. During April 2004, collections exceeded the remaining book value of $72 thousand for the investment in retained interest and future collections, if any, will be recognized as revenue.

The increase in revenue from receivable portfolios was further offset by a decrease in servicing fees related to a pool of receivables we service for a third party of $0.4 million or 59.9%, from $0.7 million for the quarter ended March 31, 2003 to $0.3 million for the quarter ended March 31, 2004.

The $14.8 million increase in revenue from receivable portfolios for the quarter ended March 31, 2004 compared to the prior year’s quarter is primarily attributable to new portfolios purchased during intervening quarters. During the four quarters ended March 31, 2004, we purchased additional portfolios with a face value of $3.5 billion at a cost of $88.3 million, or 2.53% of face value. The portfolios purchased during this period provided $13.5 million of revenue during the quarter ended March 31, 2004.

We service a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.3 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. In February of 2003, we elected to return all exhausted receivables to the owner. We have, however, retained the servicing rights for those receivables remaining in active work queues and those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to decrease.

We have made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned and those underlying our investment in the retained interest. It is our policy, once every quarter, to evaluate each portfolio’s actual collections against the forecast. Through September 30, 2003, we had not increased the total estimated cash flow for any portfolio; however, we have reduced the total estimated remaining cash flow in certain circumstances. For those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. Conversely, we reduced the remaining collection forecasts on those portfolios that have not met our expectations for the six most recent months.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded expectations. We have developed the statistical support to help us determine whether the better than expected performance resulted from: (i) our collecting at a more rapid rate than originally forecast; (ii) our increasing our penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Effective October 1, 2003, we implemented our recently developed Unified Collection Score (“UCS”) model to project these remaining cash flows, considering known data about our customers’ accounts, including, among other things, our collection experience, and changes in external customer factors, in addition to all data known when we acquired the accounts.

Effective January 1, 2004, we implemented three additional statistical enhancements in the UCS model. We revised the projected collections for 80 portfolios with carrying values totaling $62.3 as of January 1, 2004, which represented 69.9% of the aggregate carrying value of our portfolios at that date. The change in our estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total remaining gross collections for these portfolios by 46.4% as of March 31, 2004. The implementation of these revised forecasts resulted in an increase in the recognition of accretion revenue of $5.3 million and an increase in the accrual for contingent interest of $1.8 million for the first quarter of 2004. The net impact of the change in estimate was to increase first quarter pretax income by $3.5 million, net income by $2.1 million and fully diluted earnings per share by $0.09. The reforecast of collections resulted in expanding the budget life of these portfolios by an average of 6 months from an average remaining life of 36 months to a revised average remaining life of 42 months. The resulting ratio of revenues to collections for accruing portfolios for the quarter ended March 31, 2004 increased 10.8% to 60.8% as a result of this adjustment.

Total revenue recognized related to portfolios worked is comprised of two components, those portfolios that have a book basis and which are on accrual basis, and those that have collected more than forecasted and have fully recovered their book value (“Zero basis portfolios”). The following table summarizes the revenue recognized from each of these sources for the following periods (in thousands):

	For the Three Months Ended March 31,

Revenue component	2004	2003	$ Change	% Change

Accrual basis portfolios	$29,806	$24,700	$5,106	20.7%
Weighted average effective interest rate	146.9%	162.6%

Zero basis portfolios	$12,269	$2,556	9,713	380.0

Total owned portfolio revenue	$42,075	$27,256	14,819	54.4
Total owned portfolio revenue as an
annualized percentage of our average
aggregate investment in receivable
portfolios	207.4%	179.4%

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

Collections on certain of our portfolios have recovered their entire budgeted forecast and therefore have a zero basis. The total owned portfolio revenue as an annualized percentage of our average aggregate investment in receivable portfolios of 207.4% for the quarter ended March 31, 2004 compares to the 179.4% for the quarter ended March 31, 2003.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Three Months Ended March 31, 2004

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$–	$89,136
Purchases of receivable portfolios	17,248	–	–	17,248
Transfers of portfolios	–	–	–	–
Gross collections	(49,020)	(625)	(12,250)	(61,895)
Adjustments	(322)	(15)	(19)	(356)
Revenue recognized	29,806	–	12,269	42,075

Balance, end of period	$84,961	$1,247	$–	$86,208

Revenue as a percentage of collections	60.8%	0.0%	100.0%	68.0%

	For the Three Months Ended March 31, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	18,803	–	–	18,803
Transfers of portfolios	(1,140)	1,140	–	–
Gross collections	(39,207)	(630)	(2,552)	(42,389)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(252)	1	(4)	(255)
Revenue recognized	24,700	–	2,556	27,256

Balance, end of period	$65,465	$1,426	$–	$66,891

Revenue as a percentage of collections	63.0%	0.0%	100.0%	64.3%

The following table summarizes the changes in the balance of the retained interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands):

	For the Three Months Ended March 31,

	2004	2003

Balance, beginning of period	$1,231	$8,256
Gross collections	(1,139)	(2,726)
Amortization of unrealized gain	(36)	(212)
Revenue recognized	16	128

Balance, end of period	$72	$5,446

Revenue as a percentage of collections	1.4%	4.7%

The annualized effective interest rate for the retained interest was 7.5% for each of the quarters ended March 31, 2004 and 2003. During April 2004, collections exceeded the remaining book value of $72 thousand for the investment in retained interest and future collections, if any, will be recognized as revenue.

Operating expenses
Total operating expenses were $23.3 million for the quarter ended March 31, 2004, compared to $17.4 million for the quarter ended March 31, 2003, an increase of $5.9 million or 34.1%. This increase is primarily volume-related, driven by a 35.9% increase in gross collections. Operating expenses as a percent of gross collections amounted to 36.4% for the quarter ended March 31, 2004 as compared to 36.9% in the quarter ended March 31, 2003.

The largest component of total operating expenses is salaries (including bonuses) and employee benefits which increased by $2.0 million or 20.5% to $11.6 million for the quarter ended March 31, 2004 from $9.6 million for the quarter ended March 31, 2003. The 20.5% increase in salaries and benefits is primarily the result of an increase in the average number of our employees. The average number of employees grew by 101 or 16.1% from 628 for the quarter ended March 31, 2003 to 729 for the quarter ended March 31, 2004. Total salaries and benefits as a percentage of gross collections for the quarters ended March 31, 2004 and 2003 were 18.2% and 20.5%, respectively.

Our ability to attract and retain skilled employees contributes to our success. The retention rates of those experienced collectors employed at the beginning of the year and who remained employed through the end of the period were 91.9% and 94.1% for the quarters ended March 31, 2004 and 2003, respectively. The retention rates of inexperienced collectors (defined as those collectors in our training program at the beginning of the year, plus all new hires during the year and who remained employed through the end of the period) were 87.6% and 86.1% for the quarters ended March 31, 2004 and 2003, respectively.

Other operating expenses increased approximately $1.7 million, or 72.2%, to $4.1 million for the quarter ended March 31, 2004 from $2.4 million for the quarter ended March 31, 2003. The increase during the quarter ended March 31, 2004, primarily reflects a $0.5 million increase to $1.5 million in direct mail campaign costs, a $0.4 million increase to $1.1 million in skip tracing, credit reporting and scoring costs, and $0.7 million in commissions paid to third party collection agencies. We did not employ third party collection agencies during the quarter ended March 31, 2003.

Gross collections through our legal channel amounted to $14.2 million for the quarter ended March 31, 2004, representing growth of 60.2% above the $8.8 million collected through this channel during the quarter ended March 31, 2003. The cost of legal collections reflects those costs associated with the business channel dedicated to collecting on accounts that have been determined to be collectible, but which require tactics other than telephone or mail solicitation. The corresponding costs of legal collections amounted to $5.5 million or 38.9% of gross collections through this channel for the quarter ended March 31, 2004 as compared to the $3.4 million or 38.0% for the quarter ended March 31, 2003. The increase in the legal costs reflects an increased provision for uncollectible court costs of $0.8 million for the quarter ended March 31, 2004 as compared to $1.3 million for the prior year’s first quarter. The higher provision is based on our analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve of $4.5 million on court costs advanced of $6.0 million represents those costs that we believe will be ultimately uncollectible as of March 31, 2004.

General and administrative expenses were $1.7 million and $1.5 million for the quarters ended March 31, 2004 and 2003, respectively. Our general and administrative expenses increased 12.2% as compared with the 35.9% increase in gross collections previously discussed principally due to increases in insurance expense and consulting fees, which combined increased $0.2 million during the quarter ended March 31, 2004 from the quarter ended March 31, 2003.

Depreciation expense of $0.4 million and $0.5 million for the quarters ended March 31, 2004 and 2003, respectively, also decreased modestly due to limited expenditures for capital items.

Interest expense
The following table summarizes our interest expense (in thousands):

	For the Three Months Ended March 31,

	2004	2003	$ Change	% Change

Stated interest on debt obligations	$640	$949	$(309)	(32.6)%
Amortization of loan fees and other loan costs	11	122	(111)	(91.0)
Contingent interest	8,631	3,339	5,292	158.5

Total interest expense	$9,282	$4,410	$4,872	110.5

For the quarter ended March 31, 2004, total interest expense including fees and amortization of other loan costs was $9.3 million on average borrowings for the period of $32.1 million, reflecting an effective annual interest rate of 115.6% for the period. The interest only portion (stated interest on debt obligations) amounted to $0.6 million or 8.0% of the total average borrowings of $32.1 million. For the quarter ended March 31, 2003, total interest expense including fees and amortization of other loan costs was $4.4 million on total average borrowings of $47.4 million, reflecting an effective annual interest rate of 37.1% for the period. The interest only portion (stated interest on debt obligations) for the same period amounted to $0.9 million or 8.0% of the average borrowings of $47.4 million. The remaining portions of interest expense consist primarily of contingent interest expense related to the sharing of residual collections with our Secured Financing Facility lender.

Under the terms of the Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we share the residual collections from the receivables portfolios, net of our servicing fees, with the lender. The amounts shared with the lender are known as contingent interest. Based on our estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios, we record a portion of the estimated future profit sharing obligation as contingent interest expense. Certain portfolios may continue to accrue the contingent interest after the debt is significantly paid-down or paid-in-full and therefore the effective interest rates on the aggregate amount of debt outstanding under the Secured Financing Facility become very large.

We expensed $8.6 million and $3.3 million related to the sharing of residual collections with our Secured Financing Facility lender for the quarters ended March 31, 2004 and 2003, respectively, which was a $5.3 million or 158.5% increase in contingent interest expense. The $4.9 million increase in total interest expense consisted of the $5.3 million increase in total contingent interest expense offset primarily by a reduction in interest expense reflecting the repayment in full of two securitized receivable acquisition facilities and the revolving line of credit. These three facilities had a combined debt balance that totaled $12.3 million as of March 31, 2003, and were repaid in full during the second quarter of 2003 (see Note 5 to unaudited interim condensed consolidated financial statements). The Senior Notes totaling $7.3 million as of March 31, 2003 were repaid in full on October 1, 2003.

Other income and expense
For the quarter ended March 31, 2004, total other income was $0.2 million, compared to $7.3 million for the quarter ended March 31, 2003. We recorded a pretax net gain of $7.2 million in other income during the first quarter of 2003 related to a litigation settlement (see Note 3 to the unaudited interim condensed consolidated financial statements).

Income taxes
We recorded an income tax provision of $3.9 million for the quarter ended March 31, 2004 as compared to an income tax provision of $5.4 million for the quarter ended March 31, 2003. The provision for income tax expense reflects tax expense at an effective rate of 39.5% for the quarter ended March 31, 2004 and an effective rate of 39.9% for the quarter ended March 31, 2003. This consists primarily of a provision for Federal income taxes of 31.5% for the quarter ended March 31, 2004, and 31.9% for the quarter ended March 31, 2003 (both of which are net of a benefit for state income taxes of 2.5%), a provision for state income taxes of 8.0%, and the effect of permanent book versus tax differences.

Net Income
For the quarter ended March 31, 2004, we recognized net income of $6.0 million compared to net income of $8.2 million for the quarter ended March 31, 2003. As discussed previously, during the quarter ended March 31, 2003, we recorded a non-recurring pretax net gain of $7.2 million, and an after-tax net gain of $4.4 million related to a litigation settlement (see Note 3 to the unaudited interim condensed consolidated financial statements).

Supplemental Financial Information
The following table is a reconciliation of generally accepted accounting principles in the United States of America (“GAAP”) income before taxes, net income and fully diluted earnings per share to income before taxes, net income and fully diluted earnings per share, excluding one-time benefits for the periods presented. We believe that these non-GAAP financial measures provide usefully information to investors about our results of operations because the elimination of one-time benefits that are included in the GAAP financial measures results in a normalized comparison of certain key financial results between the periods present (in thousand, except per share amounts):

	Quarter Ended March 31,

	2004	2003

Income Before Taxes
GAAP, as reported	$9,944	$13,596
Gain on settlement of litigation	–	(7,210)

Income before taxes, excluding
one-time benefit	$9,944	$6,386

Percentage increase over prior period	55.7%

Net Income
GAAP, as reported	$6,016	$8,166
Gain on settlement of litigation	–	(4,376)

Net income, excluding
one-time benefit	$6,016	$3,790

Percentage increase over prior period	58.7%

Fully Diluted Earnings Per Share
Earnings per Share:
GAAP, as reported	$0.26	$0.44
Gain on settlement of litigation	–	(0.24)

Fully diluted earnings per share,
excluding one-time benefit	$0.26	$0.20

Percentage increase over prior period	30.0%

Liquidity and Capital Resources

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Three Months Ended March 31,

	2004	2003	Change

Net cash provided by operating activities	$8,193	$4,664	$3,529
Net cash provided by (used in) investing activities	3,549	(1,235)	4,784
Net cash used in financing activities	(13,551)	(2,115)	(11,436)

Our primary cash requirements include the funding of the following:

  purchase of receivable portfolios;
  interest payments on and the repayment of principal on debt;
  operational expenses;
  tax payments; and
  purchase of capital assets such as computer equipment

We normally meet our cash requirements by:

  using cash flows from operating activities;
  utilizing our $75.0 million Secured Financing Facility; and
  utilizing other financing for the acquisition of specific assets such as capital leases

In addition, we have unrestricted cash amounting to $36.8 million as of March 31, 2004, which would also be available to meet our cash requirements.

The following table summarizes cash and cash equivalents, notes payable, and stockholders’ equity as of the periods presented (in thousands):

	March 31, 2004	December 31, 2003	March 31, 2003

Unrestricted Cash	$36,803	$38,612	$2,066
Notes payable	27,656	41,178	45,927
Stockholders' equity	77,690	71,371	27,475

Operating Cash Flows
Cash flows from operations improved 75.7% or $3.5 million to $8.2 million for the quarter ended March 31, 2004 from $4.7 million for the quarter ended March 31, 2003. This reflects a 35.9% growth in gross collections, an increase of $16.9 million from the quarter ended March 31, 2003 to the quarter ended March 31, 2004. This growth was offset by the following items: (1) amounts applied to principal of $20.9 million, which increased by $3.2 million or 18.1%; (2) cash basis operating expenses of $22.1 million, which increased by $4.0 million or 22.4%; (3) interest and contingent interest payments of $6.3 million, which increased by $2.1 million or 48.7%; (4) increase in restricted cash of $3.9 million or 603.6%; and (5) an increase in income tax payments of $0.9 million or 162.3%.

Our operating cash flows are driven by gross collections. The table below summarizes gross collections for the periods indicated (in thousands):

	Three Months Ended March 31,

	2004	2003	$ Change	% Change

Owned credit card portfolios	$58,831	$41,242	$17,589	42.7%
Owned other consumer loans	3,064	1,147	1,917	167.2
Retained interest	1,139	2,726	(1,587)	(58.3)
Serviced portfolios	962	1,968	(1,006)	(51.2)

Gross collections	$63,996	$47,083	$16,913	35.9

We collected $64.0 million during the quarter ended March 31, 2004 from all portfolios, an increase of $16.9 million, or 35.9%, from the $47.1 million collected during the quarter ended March 31, 2003. The source of the improvement was approximately $17.6 million from the owned credit card portfolios, $1.9 million in collections from owned other consumer paper portfolios (charged-off unsecured consumer loans and auto loan deficiencies), offset by a decrease in collections on the retained interest of $1.6 million and decreased collections on the serviced portfolios of $1.0 million. Our improvement in gross collections was the result of purchasing $88.3 million in receivable portfolios since March 31, 2003 and increasing our collection force and leveraging our alternative collection channel capabilities.

We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended March 31,

	2004	2003	$ Change	% Change

Collection sites	$35,288	$31,307	$3,981	12.7%
Legal collections	14,156	8,836	5,320	60.2
Sales	9,007	5,711	3,296	57.7
Other	5,545	1,229	4,316	351.2

Gross collections	$63,996	$47,083	$16,913	35.9

The following table summarizes our purchases and related collections per year of purchase, adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition in 2000 (in thousands):

Year of Purchase	Adjusted Purchase Price	Cumulative Collections Through March 31, 2004	Collections To Date as a Multiple of Purchase Price

2000	$6,154	$24,631	4.0
2001	38,196	117,272	3.1
2002	61,512	137,213	2.2
2003	89,069	86,345	1.0
2004	17,242	3,425	0.2

Total	$212,173	$368,886	1.7

While we have been able to exceed our targeted collections to adjusted purchase price ratio, the impact of pricing pressure may cause this multiple to decline.

In recent years, we have been able to fully or partially offset our tax liabilities by utilizing net operating loss carry-forwards generated in prior years to offset our tax liabilities. During 2003, we fully utilized our net operating loss carry-forwards (with the exception of $2.0 million for the state of California). During 2004, we expect to pay taxes at the statutory rates as dictated by our taxable income.

Investing Cash Flows
Cash flows from investing activities increased $4.7 million to $3.5 million for the quarter ended March 31, 2004, from a negative $1.2 million for the quarter ended March 31, 2003. Cash flows provided by investing activities for the quarter ended March 31, 2004 are primarily the result of gross collection proceeds applied to the principal of the receivable portfolios in the amount of $19.8 million, offset by portfolio purchases of $17.2 million. Cash flows used in investing activities for the quarter ended March 31, 2003 are primarily the result of portfolio purchases of $18.8 million, offset by gross collection proceeds applied to the principal of the receivable portfolios in the amount of $15.1 million.

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

We paid $17.2 million for portfolios purchased during the quarter ended March 31, 2004, down $1.6 million or 8.3% from the $18.8 million paid during the quarter ended March 31, 2003. Of the $17.2 million in portfolio purchases for the quarter ended March 31, 2004, $8.9 million or 51.7% represented alternative, non-credit card portfolios. The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Average Purchase Price as a Percentage of Face

Q1 2002	331	$ 717,822	$ 13,145	1.83%
Q2 2002	386	514,591	10,478	2.04
Q3 2002	752	981,471	21,002	2.14
Q4 2002	380	591,504	17,900	3.03
Q1 2003	380	589,356	18,803	3.19
Q2 2003	982	1,177,205	26,271	2.23
Q3 2003	341	640,197	19,350	3.02
Q4 2003	332	881,609	25,411	2.88
Q1 2004	400	786,398	17,248	2.19

The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition (in thousands):

	Concentration of Initial Purchase Cost by Seller

	Q1 2004		2003		2002		2001		2000		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$5,397	31.3%	$30,420	33.9%	$20,223	32.3%	$13,222	33.9%	$–	–%	$69,262	32.1%
Seller 2	–	–	23,614	26.3	5,214	8.4	2,463	6.3	–	–	31,291	14.5
Seller 3	–	–	3,862	4.3	23,463	37.5	2,292	5.9	–	–	29,617	13.7
Seller 4	–	–	–	–	3,780	6.1	8,871	22.7	–	–	12,651	5.9
Seller 5	–	–	9,458	10.5	–	–	–	–	–	–	9,458	4.4
Seller 6	–	–	6,364	7.1	–	–	–	–	–	–	6,364	3.0
Seller 7	–	–	4,773	5.3	–	–	1,167	3.0	–	–	5,940	2.8
Seller 8	3,125	18.1	–	–	–	–	–	–	–	–	3,125	1.4
Seller 9	2,571	14.9	–	–	–	–	–	–	–	–	2,571	1.2
Seller 10	800	4.6	1,518	1.7	–	–	–	–	–	–	2,318	1.1
Other	5,355	31.1	9,825	10.9	9,845	15.8	11,015	28.2	6,911	100.0	42,951	19.9

	17,248	100.0%	89,834	100.0%	62,525	100.0%	39,030	100.0%	6,911	100.0%	215,548	100.0%

Adjustments[1]	(6)		(765)		(1,013)		(834)		(757)		(3,375)

Cost,net	$17,242		$89,069		$61,512		$38,196		$6,154		$212,173

1Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

Note:  For summary of concentration of initial purchase cost by seller for the quarters ended March 31, 2004 and 2003, see
Note 10 to the unaudited interim condensed consolidated financial statements.

Capital expenditures for fixed assets acquired with internal cash flow were $0.5 million for the quarter ended March 31, 2004, and $0.4 million for the quarter ended March 31, 2003.

Financing Cash Flows
Net cash used in financing activities was $13.6 million during the quarter ended March 31, 2004 as compared to $2.1 million during the quarter ended March 31, 2003. This reflected $20.5 million in repayment of principal during for the quarter ended March 31, 2004 and was offset by borrowings of $7.0 million during the quarter ended March 31, 2004 to fund new portfolio purchases. This compares to borrowings of $16.9 million for the quarter ended March 31, 2003 to fund new portfolio purchases and $18.8 million in repayment of principal during the quarter ended March 31, 2003 under our existing portfolio financing facilities.

Although we historically utilized external borrowings for the purchase of receivable portfolios, we purchased $8.9 million in non-credit card portfolios without the use of debt during the quarter ended March 31, 2004. We do not have to share the residual cash flows on these portfolios (see residual sharing arrangement discussion under the Secured Financing Facility below). The $0.5 million in non-credit card portfolios that we purchased during the quarter ended March 31, 2003 was funded utilizing our Secured Financing Facility. Collections related to all portfolios of non-credit card portfolios (consisting of charged-off unsecured consumer loans, auto loan deficiencies, and charged-off consumer telecom debt) amounted to $3.1 million and $1.1 million for each of quarters ended March 31, 2004 and 2003, respectively.

We are required to give the Secured Financing Facility lender the opportunity to fund all of our purchases of charged-off credit card receivables with advances on the Secured Financing Facility through the expiration of the facility, which is December 31, 2004 (see Note 7 to the unaudited interim condensed consolidated financial statements). On December 20, 2000, through a wholly owned bankruptcy-remote, special-purpose entity, we entered into the $75.0 million Secured Financing Facility, which expires on December 31, 2004. The Secured Financing Facility generally provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The applicable interest rate is 1.0% lower on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and we have been repaid our investment, we share with the lender the residual collections from the receivable portfolios, net of our servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. New advances for portfolio purchases under the Secured Financing Facility would not be available beyond the December 31, 2004 expiration date.

From the inception of the Secured Financing Facility through March 31, 2004, we purchased portfolios utilizing this facility at an aggregate purchase price of $191.6 million ($171.3 million of which was financed through this facility). As of March 31, 2004, there was $26.8 million outstanding which represents 15.7% of the original credit amount drawn under the facility (see Note 7 to the unaudited interim condensed consolidated financial statements). During the quarter ended March 31, 2004, we repaid $20.0 million in principal, $0.6 million in interest, and $5.8 million in contingent interest pursuant to the residual collections sharing arrangement under the Secured Financing Facility. The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $72.5 million as of March 31, 2004. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

For the quarter ended March 31, 2004, we expensed $0.6 million in interest and loan fee amortization, and $8.6 million in contingent interest expense for total Secured Financing Facility related interest expense of $9.2 million, which represented an effective interest rate of 110.6% on average borrowings of $33.3 million. For the quarter ended March 31, 2003, we expensed $0.5 million in interest and loan fee amortization, and $3.3 million in contingent interest expense for total Secured Financing Facility related interest expense of $3.8 million, which represented an effective interest rate of 58.1% on average borrowings of $26.5 million.

The following table summarizes our repayment of debt related to our receivable purchases under the Secured Financing Facility for the following periods as of March 31, 2004 (in millions):

Period	Secured Financing Facility Original Borrowings	Remaining Balance as of March 31, 2004	Percent of Original Borrowings Remaining

2001	$35.0	$0.0	0.0%
Q1 2002	11.7	0.0	0.0
Q2 2002	9.4	Less than 0.1	0.2
Q3 2002	18.1	0.0	0.0
Q4 2002	15.1	0.7	4.9
Q1 2003	17.0	1.4	8.2
Q2 2003	22.0	4.0	17.9
Q3 2003	15.8	5.8	37.0
Q4 2003	20.2	10.4	51.7
Q1 2004	7.0	4.5	64.7

Total	$171.3	$26.8	15.7

On July 25, 2003, through a wholly owned, bankruptcy-remote, special-purpose entity, we entered into a $1.8 million secured financing arrangement to finance the purchase of non-credit card debt (the “Secured Financing”). The Secured Financing provided for a 75.0% advance rate with respect to four purchased receivable portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrues at 15.0% and is payable weekly. This note has a maturity date not to exceed October 25, 2005. The Secured Financing is collateralized by charged-off receivables from four receivable portfolios with an aggregate carrying value of $1.5 million as of March 31, 2004 and had a note balance of $0.6 million as of March 31, 2004. Unlike the Secured Financing Facility, this financing arrangement does not require us to share residual collections with the lender. The assets pledged under this financing, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In addition to repayments made on our Secured Financing Facility and our Secured Financing, since March 31, 2003 we have repaid in full our Revolving Line of Credit in the amount of $1.9 million, our securitized receivable acquisition facility entered into by 99-1 (“Securitization 99-1”) in the amount of $5.2 million, our securitized receivable acquisition facility entered into by 98-A (the “Warehouse Facility”) in the amount of $5.2 million, and our Senior Note in the amount of $7.3 million (see Note 5 to the unaudited interim condensed consolidated financial statements).

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of March 31, 2004 (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Capital lease obligations	$394	$180	$214	$–	$–
Operating leases	11,901	1,054	2,477	2,089	6,281
Employment agreements	855	662	193	–	–
Secured Note	199	81	118	–	–
Debt - variable principal payments
(Secured Financing)	617	617	–	–	–
Debt - variable principal payments
(Secured Financing Facility)	26,840	19,136	7,704	–	–

Total contractual cash obligations	$40,806	$21,730	$10,706	$2,089	$6,281

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

This table does not include future interest or future contingent interest payments. For additional information on our debt, lease commitments, and other commitments see Notes 7 and 10 to our unaudited interim condensed consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved nine consecutive quarters of positive net income. We believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $36.8 million as of March 31, 2004, and $48.2 million in availability as of March 31, 2004 under our Secured Financing Facility (see Note 7 to the unaudited interim condensed consolidated financial statements) to fund operations for at least the next 12 months.

Subsequent Event
Effective, April 29, 2004, we entered into a commitment letter related to a $75.0 million three-year revolving credit facility to be utilized for the purpose of purchasing portfolios of receivables and for working capital needs. This commitment is subject to the satisfactory completion of lender due diligence and credit facility documentation. Interest rates will be based, at our option, on the lender’s prime rate or on LIBOR plus an applicable margin. The applicable margin will be based on a pricing grid which takes into account certain financial covenants related our balance sheet and results of operations. It is anticipated that the resulting interest rate will be in the mid single digits. The facility will be secured by a security interest in all of our assets except for those assets in which the Secured Financing Facility or the Secured Financing has a first priority security interest. The loan is anticipated to close by the end of the second quarter of 2004. We expect that this facility will be used, at our option, during the second half of 2004 to fund portfolio purchases of non-credit card paper classes and, effective with the termination of the Secured Financing Facility on December 31, 2004, to fund all types of portfolio purchases, including credit card receivables.

Index to Form 10Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2003.

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

Based on their most recent evaluation, which was completed as of March 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2004, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

Index to Form 10Q

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
  High financing costs currently have an adverse effect on our earnings;
  We may be unable to meet our future liquidity requirements;
  We may not be able to continue to satisfy the restrictive covenants in our debt agreements;
  We use estimates in our accounting and our earnings will be reduced if actual results were less than estimated;
  We will be required to change how we account for under performing receivable portfolios, which would have an adverse effect on our earnings;
  The estimates we use to calculate our tax liabilities may be challenged and result in our paying more income taxes;
  We will begin to pay substantial amounts in income taxes in 2004 after fully utilizing our federal and Arizona net operating loss carry-forwards in 2003;
  Government regulation may limit our ability to recover and enforce the collection of receivables;
  We are subject to ongoing risks of litigation, including potential class actions under securities, consumer credit, collections and other laws;
  We may make acquisitions that prove unsuccessful or strain or divert our resources;

  Recent legislative actions, and proposed regulations will require corporate governance initiatives, which may be difficult and expensive to implement;
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

Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission. We do not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

Index to Form 10Q

Item 1. Legal Proceedings

The FDCPA and comparable state statutes may result in class action lawsuits, which can be material to our business due to the remedies available under these statutes, including punitive damages.

There are a number of lawsuits or claims pending or threatened against us. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of us, or our employees or alleged improper reporting of credit information by us. Although litigation is inherently uncertain, based on past experience; the information currently available; and the possible availability of insurance and/or indemnification from originating institutions in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial statements. However, future events or circumstances, currently unknown to us, may determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial statements in any future reporting periods.

We do not believe that the ultimate outcome of current claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial statements.

Index to Form 10Q

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 by and between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the "Midland Lease") incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2004.

10.2	Lease Guaranty by Encore Capital Group, Inc. in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 4, 2004.

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

(b)	Reports on Form 8-K

On March 2, 2004, the Company furnished a Current Report on Form 8-K, which contained a press release announcing the Company’s financial results for the fourth quarter and year ended December 31, 2003 and which included information under Item 12 of such form.

On March 5, 2004, the Company furnished a Current Report on Form 8-K, which contained a copy of a slide presentation given by Carl C. Gregory, III, President and Chief Executive Officer, and Barry R. Barkley, Executive Vice President and Chief Financial Officer, at the Wall Street Analyst Forum 51st NYC Analyst Conference on March 3, 2004 in New York, New York and a reconciliation of non-GAAP information pursuant to Regulation G, and which included information under Items 7 and 9 of such form.

On May 4, 2004 the Company filed a Current Report on Form 8-K which included information under Item 7 of such form.

On May 4, 2004 the Company furnished a Current Report on Form 8-K, which contained a press release announcing the Company’s financial results for the quarter ended March 31, 2004 and which included information under Item 12 of such form.

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC. By: /s/ Barry R. Barkley —————————————— Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:   May 4, 2004

Index to Form 10Q

Exhibit 31.1

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Carl C. Gregory, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 4, 2004	By: /s/ Carl C. Gregory, III Carl C. Gregory, III President & Chief Executive Officer

Index to Form 10Q

Exhibit 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Barry R. Barkley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 4, 2004	By: /s/ Barry R. Barkley Barry R. Barkley Chief Financial Officer

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINACIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the three months ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III
_____________________________
Carl C. Gregory, III
Chief Executive Officer
May 4, 2004

/s/ Barry R. Barkley
_____________________________
Barry R. Barkley
Chief Financial Officer
May 4, 2004

A signed original of this written statement required by Section 906 has been provided to Encore Capital Group, Inc. and will be retained by Encore
Capital Group, Inc. and furnished to the Securities and Exchange
Commission or its staff upon request.