Form 10-Q
period 2004-06-30
ENCORE CAPITAL GROUP INC
filed 2004-08-03
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

                                                     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 15, 2004
Common Stock, $0.01 par value	22,060,939 shares

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

Index to Form 10Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	June 30, 2004 (Unaudited)	December 31, 2003 (A)

Assets
Cash and cash equivalents	$33,692	$38,612
Restricted cash	3,095	842
Investment in receivable portfolios, net (Notes 4, 5 and 7)	91,555	89,136
Investment in retained interest (Note 5)	–	1,231
Property and equipment, net (Note 6)	2,907	2,786
Prepaid income tax (Note 8)	3,684	–
Deferred tax assets, net (Note 8)	1,839	1,358
Other assets	5,560	4,320

Total assets	$142,332	$138,285

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued liabilities	$13,018	$11,644
Accrued profit sharing arrangement (Note 7)	18,603	12,749
Income tax payable (Note 8)	–	883
Notes payable and other borrowings (Note 7)	26,918	41,178
Capital lease obligations (Note 10)	351	460

Total liabilities	58,890	66,914

Commitments and contingencies (Note 10)

Stockholders' equity (Note 9)
Preferred stock, $.01 par value, 5,000 shares
authorized, and no shares issued and outstanding	–	–
Common stock, $.01 par value, 50,000 shares
authorized, 22,058 shares and 22,003 shares
issued and outstanding as of June 30, 2004
and December 31, 2003, respectively	221	220
Additional paid-in capital	65,851	65,387
Accumulated earnings	17,268	5,658
Accumulated other comprehensive income	102	106

Total stockholders' equity	83,442	71,371

Total liabilities and stockholders' equity	$142,332	$138,285

(A)     Derived from the audited consolidated financial statements as of December 31, 2003

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues
Revenue from receivable portfolios (Note 4)	$42,622	$28,001	$84,697	$55,257
Revenue from retained interest (Note 5)	810	86	826	214
Servicing fees and other related revenue (Note 10)	154	304	450	1,043

Total revenues	43,586	28,391	85,973	56,514

Operating expenses
Salaries and employee benefits	11,852	9,482	23,476	19,129
Other operating expenses	4,255	2,634	8,349	5,011
Cost of legal collections	6,701	4,161	12,203	7,518
General and administrative expenses	2,154	1,539	3,807	3,013
Depreciation and amortization	473	477	917	1,013

Total operating expenses	25,435	18,293	48,752	35,684

Income before other income (expense)
and income taxes	18,151	10,098	37,221	20,830
Other income (expense)
Interest expense (Note 7)	(8,977)	(4,546)	(18,259)	(8,956)
Other income (Note 3)	166	15	320	7,289

Income before income taxes	9,340	5,567	19,282	19,163
Provision for income taxes (Note 8)	(3,745)	(2,258)	(7,672)	(7,687)

Net income	5,595	3,309	11,610	11,476

Preferred stock dividends	–	(126)	–	(251)

Net income available to common stockholders	$5,595	$3,183	$11,610	$11,225

Weighted average shares outstanding	22,048	7,421	22,035	7,416
Incremental shares from assumed conversion
of warrants, options, and preferred stock	1,391	12,579	1,407	12,307

Adjusted weighted average share outstanding	23,439	20,000	23,442	19,723

Earnings per share – Basic	$0.25	$0.43	$0.53	$1.51

Earnings per share - Diluted	$0.24	$0.17	$0.50	$0.58

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Par	Capital	Earnings	Income	Total

Balances at December 31, 2003	22,003	$220	$65,387	$5,658	$106	$71,371
Net income	–	–	–	11,610	–	11,610
Other comprehensive income - unrealized gain on
non-qualified deferred compensation plan assets	–	–	–	–	32	32
Other comprehensive loss - decrease in unrealized gain
on investment in retained interest, net of tax	–	–	–	–	(36)	(36)

Comprehensive income						11,606
Exercise of stock options (Note 9)	55	1	49	–	–	50
Tax benefits related to stock option exercises	–	–	360	–	–	360
Amortization of stock options issued at below market	–	–	55	–	–	55

Balances at June 30, 2004	22,058	$221	$65,851	$17,268	$102	$83,442

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,

	2004	2003

Operating activities
Gross collections	$121,397	$93,733
Proceeds from litigation settlement	–	11,100
Less:
Amounts collected on behalf of third parties	(1,468)	(3,027)
Amounts applied to principal on receivable portfolios	(33,211)	(31,135)
Amounts applied to principal of securitization 98-1	(1,195)	(4,100)
Litigation settlement proceeds applied to principal
of receivable portfolios	–	(692)
Legal and other costs related to litigation settlement	–	(3,198)
Servicing fees	450	1,043
Operating expenses
Salaries and employee benefits	(23,483)	(19,882)
Other operating expenses	(8,135)	(5,147)
Cost of legal collections	(12,203)	(7,518)
General and administrative	(3,401)	(2,573)
Interest payments	(1,186)	(3,581)
Contingent interest payments	(11,194)	(7,113)
Other income	345	79
Decrease (increase) in restricted cash	(2,253)	2,512
Income taxes	(12,344)	(808)

Net cash provided by operating activities	12,119	19,693

Investing activities
Purchases of receivable portfolios	(36,279)	(45,073)
Collections applied to principal of receivable portfolios	33,211	31,135
Collections applied to principal of securitization 98-1	1,195	4,100
Litigation settlement proceeds applied to principal
of receivable portfolios	–	692
Proceeds from put-backs of receivable portfolios	649	504
Purchases of property and equipment	(1,038)	(403)

Net cash used in investing activities	(2,262)	(9,045)

Financing activities
Proceeds from notes payable and other borrowings	19,063	39,993
Repayment of notes payable and other borrowings	(33,323)	(46,629)
Capitalized loan costs	(458)	–
Proceeds from exercise of common stock options	50	13
Payment of preferred dividend	–	(250)
Repayment of capital lease obligations	(109)	(277)

Net cash used in financing activities	(14,777)	(7,150)

Net increase (decrease) in cash	(4,920)	3,498
Cash, beginning of period	38,612	752

Cash, end of period	$33,692	$4,250

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows (cont.)
Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Six Months Ended June 30,

	2004	2003

Net income	$11,610	$11,476
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	917	1,013
Amortization of loan costs and debt discount	24	293
Tax benefits from stock option exercises	360	42
Amortization of stock based compensation	55	–
Deferred income tax expense (benefit)	(465)	7,023
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(2,253)	2,512
Increase in prepaid income tax	(4,567)	–
Increase in other assets	(807)	(218)
Increase (decrease) in accrued profit sharing arrangement	5,854	(64)
Increase (decrease) in accounts payable and accrued liabilities	1,391	(2,384)

Net cash provided by operating activities	$12,119	$19,693

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. Encore is a Delaware holding company whose principal assets are its investments in its wholly-owned subsidiaries, Midland Credit Management, Inc. (“Midland Credit”), Midland Funding 98-A Corporation (“98-A”), Midland Receivables 99-1 Corporation (“99-1”), Midland Acquisition Corporation (“MAC”), MRC Receivables Corporation (“MRC”), Midland Funding NCC-1 Corporation (“NCC-1”), and Midland Funding NCC-2 Corporation (“NCC-2”) (collectively referred to herein as the “Company”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but is recorded as an investment in retained interest on the accompanying unaudited condensed consolidated statements of financial condition. The receivable portfolios consist primarily of unsecured, charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 7).

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies
Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003 for a summary of the Company’s significant accounting policies.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2004, and its consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003, respectively. The unaudited interim condensed consolidated results of operations of the Company for the three and six months ended June 30, 2004 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 2, 2004.

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

The fair value for options granted during each of the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Six Months Ended June 30,

	2004	2003

Risk free interest rate	3.3%	2.5%
Dividend yield	0%	0%
Volatility factors of the expected Market
price of the Company's common stock	134%	151%
Weighted-average expected life of options	5 years	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income, as reported	$5,595	$3,309	$11,610	$11,476
Plus: Stock-based employee compensation
expense included in reported net income	27	–	55	–
Less: Total stock-based employee
compensation expense determined under
fair value based method	(655)	(65)	(984)	(120)

Pro forma net income	$4,967	$3,244	$10,681	$11,356

Earnings per share:
Basic - as reported	$0.25	$0.43	$0.53	$1.51

Basic - pro forma	$0.23	$0.42	$0.48	$1.50

Diluted - as reported	$0.24	$0.17	$0.50	$0.58

Diluted - pro forma	$0.21	$0.16	$0.46	$0.58

New Accounting Pronouncements
In December 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recognized as an impairment of the loan. SOP 03-03 is effective in fiscal years beginning after December 15, 2004, and accordingly, the Company expects to adopt the provisions of this SOP in the first quarter of 2005. The Company does not believe that the implementation of SOP 03-03 will have a material effect on the Company’s consolidated financial statements.

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

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased for revenue earned and decreased for principal pay downs and impairments. The effective interest rate is the internal rate of return as derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, the Company had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. The Company has, on the other hand, reduced the total estimated cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. An impairment charge is taken for the difference between the carrying value and the remaining forecasted cash flow amount. Additionally, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios. All collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. During the second quarter of 2004, the Company moved four portfolios with an aggregate carrying value of $1.0 million at June 30, 2004 from cost recovery to the accretion method. At June 30, 2004, one portfolio with a remaining carrying value of $40 thousand was accounted for using the cost recovery method by the Company. No provision for impairment losses was recorded during the six months ended June 30, 2004 and 2003.

On purchases made since mid-2000, the Company’s gross collections, in the aggregate, have exceeded expectations. The Company has developed the statistical support to assist it in determining whether the better than expected performance resulted from: (i) the Company collecting at a more rapid rate than originally forecast; (ii) the Company increasing its penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Effective October 1, 2003, the Company implemented its recently developed Unified Collection Score (“UCS”) model to project these remaining cash flows, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. Effective January 1, 2004, the Company implemented three additional statistical enhancements in the UCS model.

During the first quarter of 2004, the Company revised the projected collections for 80 portfolios with carrying values totaling $62.3 million, which represented 69.9% of the aggregate carrying value of its portfolios at that date. The change in the estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total estimated remaining collections for the reforecasted portfolios by 46.4% as of March 31, 2004. The implementation of these revised forecasts resulted in an increase in the recognition of accretion revenue of $5.3 million and an increase in the accrual for contingent interest of $1.8 million for the first quarter of 2004. The net impact of the change in estimate was to increase first quarter pretax income by $3.5 million, net income by $2.1 million and fully diluted earnings per share by $0.09. The reforecast of collections resulted in expanding the budget life of these portfolios by an average of 6 months from an average remaining life of 36 months to a revised average remaining life of 42 months. The resulting ratio of revenues to collections for accruing portfolios for the quarter ended March 31, 2004 increased 10.8% to 60.8% as a result of this adjustment.

During the second quarter of 2004, the Company revised the projected collections for 78 portfolios with carrying values totaling $48.7 million, which represented 53.2% of the aggregate carrying value of its portfolios at that date. The change in the estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total estimated remaining collections for the reforecasted portfolios by 17.2% as of June 30, 2004. The implementation of these revised forecasts resulted in a current quarter increase in the recognition of accretion revenue of $3.0 million and an increase in the accrual for contingent interest of $0.9 million. The net impact of the change in estimate was to increase second quarter pretax income by $2.1 million, net income by $1.2 million and fully diluted earnings per share by $0.05. The reforecast of collections resulted in expanding the budget life of the reforecasted portfolios by an average of 4 months from an average remaining life of 37 months to a revised average remaining life of 41 months. The resulting ratio of revenues to collections for accruing portfolios for the quarter ended June 30, 2004 increased 6.7 percentage points to 70.2% as a result of this adjustment.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the six months ended June 30, 2004 and 2003, approximately $23.4 million and $5.8 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Six Months Ended June 30, 2004

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$–	$89,136
Purchases of receivable portfolios	36,279	–	–	36,279
Transfers of portfolios	1,173	(1,173)	–	–
Gross collections	(93,885)	(659)	(23,364)	(117,908)
Adjustments	(604)	(15)	(30)	(649)
Revenue recognized	61,303	–	23,394	84,697

Balance, end of period	$91,515	$40	$–	$91,555

Revenue as a percentage of collections	65.3%	0.0%	100.0%	71.8%

	For the Six Months Ended June 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	45,073	–	–	45,073
Transfers of portfolios	(1,458)	1,458	–	–
Gross collections	(79,338)	(1,239)	(5,815)	(86,392)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(498)	(2)	(4)	(504)
Revenue recognized	49,438	–	5,819	55,257

Balance, end of period	$75,778	$1,132	$–	$76,910

Revenue as a percentage of collections	62.3%	0.0%	100.0%	64.0%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 146.0% for the six months ended June 30, 2004, compared to 158.9% for the six months ended June 30, 2003. For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is derived from the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 began purchasing auto loan deficiencies, and in 2004 began purchasing charged-off consumer telecom receivables. The Company purchased $15.1 million and $2.7 million of these loans during the six months ended June 30, 2004 and 2003, respectively. Collections related to all portfolios of charged-off unsecured consumer loans, auto loan deficiencies and telecom receivables amounted to $8.1 million and $2.3 million for the six month ended June 30, 2004 and 2003, respectively.

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Six Months Ended June 30,

	2004	2003

Collection sites	$67,247	$60,155
Legal collections	31,553	18,636
Sales	13,617	12,288
Other	8,980	2,654

Gross collections for the period	$121,397	$93,733

During the first quarter of 2004, the Company discontinued its rewrite program, released or reassigned the eight employees involved in the processing of rewrites, and sold the portfolio of rewritten notes. Our rewrite program offered debtors the ability to settle their obligation by paying a certain percentage of the amount due and executing a new “rewritten” note for the remaining negotiated balance. The notes, which were related to accounts throughout the Company’s portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accruing portfolios and $1.1 million from zero basis portfolios were treated as additional portfolio collections for revenue recognition purposes. This is consistent with the Company’s historical accounting for collections from the rewritten notes.

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

On April 15, 2003, all obligations related to the Warehouse Facility and Securitization 99-1 were repaid in full. This included payment of the debt balances of $5.0 million and $4.6 million for the Warehouse Facility and Securitization 99-1, respectively, and the combined deferred insurance premiums of $1.9 million. The funds to repay these liabilities came from the Litigation Settlement (see Note 3), funds held in related reserve accounts and other internal cash sources. Since the payment in full of all obligations related to the Warehouse Facility and Securitization 99-1, the Company receives 100% of collections from the related portfolios.

Investment in Retained Interest
On September 11, 2000, Midland Receivables 98-1 Corporation, a bankruptcy-remote, special-purpose subsidiary of Midland Credit, repaid non-recourse notes originally issued in the principal amount of $33.0 million in 1998. In connection with this securitization transaction, the Company recorded an Investment in Retained Interest in securitized receivables (the “Retained Interest”). The Investment in Retained Interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. In September 2000, the note holders were fully repaid and the Company’s interest from that point forward represented a 100% interest in the underlying portfolios. The Company accounts for its Investment in Retained Interest in the same manner as it accounts for its investment in portfolio receivables (see Note 4).

During the first quarter of 2003, the Company lowered its expected yield on the Investment in Retained Interest from an annual return of approximately 44.4% to 7.5% based on estimated net cash flows derived from both historical and projected collections. The accreted revenue recognized on the Investment in Retained Interest was $16 thousand and $214 thousand for the six months ended June 30, 2004 and 2003, respectively.

In the second quarter of 2004, the Company’s Investment in Retained Interest was fully recovered and all collections from that point forward have been recorded entirely as revenue. This Zero Basis Revenue amounted to $0.8 million during the six months ended June 30, 2004.

The following summarizes the changes in the balance of the Investment in Retained Interest (in thousands):

	For the Six Months Ended June 30, 2004

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2003	$1,195	$36	$1,231
Accretion revenue	16	–	16
Zero Basis Revenue	810	–	810
Gross collections	(2,021)	–	(2,021)
Amortization of unrealized gain	–	(36)	(36)

Balance at June 30, 2004	$–	$–	$–

	For the Six Months Ended June 30, 2003

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2002	$7,707	$549	$8,256
Accretion revenue	214	–	214
Gross collections	(4,314)	–	(4,314)
Amortization of unrealized gain	–	(358)	(358)

Balance at June 30, 2003	$3,607	$191	$3,798

Note 6: Property and Equipment

Property and equipment consist of the following as of the periods presented (in thousands):

	June 30, 2004	December 31, 2003

Furniture, fixtures and equipment	$1,326	$1,316
Computer equipment and software	10,159	9,350
Telephone equipment	1,838	1,811
Leasehold improvements	687	495

	14,010	12,972
Accumulated depreciation and amortization	(11,103)	(10,186)

	$2,907	$2,786

Note 7: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2004	December 31, 2003

Secured Financing Facility, at Prime Rate plus 3.00%,
and 2.00% for balances in excess of $25.0 million,
7.00% and 6.00%, respectively, at June 30, 2004,
due various dates through September 30, 2006	$26,739	$39,928
Secured Financing, 15.00%, repaid June 30, 2004	–	1,031
Secured Note, 7.24%, Due July, 2006	179	219

	$26,918	$41,178

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

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Stated interest	$511	$534	$1,098	$1,007
Amortization of loan fees	–	12	–	43
Contingent interest	8,417	3,710	17,049	7,049

Total interest expense	$8,928	$4,256	$18,147	$8,099

Weighted average effective interest rate	129.0%	56.0%	116.9%	56.6%

From the inception of the Secured Financing Facility through June 30, 2004, the Company had purchased through this facility charged-off receivable portfolios with a face value of $7.7 billion at a purchase price of approximately $204.5 million ($183.4 million of which was financed through this facility) or an average cost of 2.7% of face value. During the six months ended June 30, 2004 and 2003, the Company recorded $17.0 million and $7.0 million, respectively, in contingent interest expense relating to the residual cash flow sharing agreement. Contingent interest expense is based on actual and forecasted residual collections for portfolios financed through the Secured Financing Facility. The estimated contingent interest expense during the life of any particular portfolio is recorded as a percent of the total estimated revenue earned from that portfolio. The total contingent interest expense as a percent of the revenues for all portfolios financed under the Secured Financing Facility amounted to 23.1% for the six months ended June 30, 2004 and 14.6% for the six months ended June 30, 2003. When the total interest expense, including contingent interest, is compared to the average outstanding loan balances of $31.0 million and $28.6 million for the six months ended June 30, 2004 and 2003, respectively, the weighted average effective interest rates amount to 116.9% for the six months ended June 30, 2004 as compared to 56.6% for the six months ended June 30, 2003. Total cash payments made related to the contingent interest were $11.2 million during the six months ended June 30, 2004, and $7.1 million during the six months ended June 30, 2003.

The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $73.7 million at June 30, 2004. The Secured Financing Facility had a balance of $26.7 million as of June 30, 2004. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. The Secured Financing Facility lender exercised all of the warrants in December 2003.

Secured Financing
On July 25, 2003, through NCC-1, a wholly owned, bankruptcy-remote, special-purpose entity, the Company entered into a $1.8 million secured financing arrangement (the “Secured Financing”). This financing was repaid in full on June 30, 2004. The Secured Financing provided for a 75.0% advance rate with respect to four purchased receivables portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrued at 15.0% and was payable weekly. This note had a maturity date not to exceed October 25, 2005. This financing arrangement did not require the Company to share residual collections with the lender.

Secured Note
On October 1, 2003, the Company entered into a loan for the purchase of certain equipment (“Secured Note”) in the amount of $0.3 million with a term of 36 months. This note is secured by the equipment, carries an interest rate of 7.24%, and had a balance of $0.2 million as of June 30, 2004.

Revolving Credit Facility
On June 30, 2004, the Company entered into a $75.0 million, three-year revolving credit facility (the “Revolving Credit Facility”) to be utilized for the purposes of purchasing portfolio receivables and for working capital needs. Interest rates on borrowings under this facility will, at the Company’s option, be at the lender’s prime rate or at Eurodollar plus a current margin of 2.50%. The applicable margin will be adjusted quarterly based on a pricing grid which takes into account certain financial covenants related to the Company’s consolidated financial condition and results of operations. The Revolving Credit Facility provides for an 85.0% initial advance rate with respect to each qualified receivables portfolio purchased. The balance outstanding under the Revolving Credit Facility must not exceed an amount determined under a “Borrowing Base” formula. First, the eligible borrowing base of each portfolio financed under this facility is calculated by applying a three percentage point reduction to the 85% initial advance rate each month, commencing after the first three complete months. The aggregate Borrowing Base is the sum of all of the borrowing bases of all portfolios financed under this facility. The Revolving Credit Facility is secured by a security interest in all assets of the Company, except for those assets in which the Secured Financing Facility lender has a first priority security interest. This financing arrangement does not require the Company to share residual collections with the lender. Draws on the Revolving Credit Facility for portfolio purchases during the third and fourth quarters of 2004 will be limited to non-credit card portfolios, and upon expiration of the Company’s Secured Financing Facility on December 31, 2004, will be available to fund all types of portfolio purchases, including credit card receivables. The Revolving Credit Facility provides for a $5.0 million letter of credit sub-facility and requires, under certain circumstances, permanent reductions in the outstanding balance and overall availability of the facility. The Revolving Credit Facility may be repaid without penalty. The Revolving Credit Facility contains substantial restrictive financial covenants, including but not limited to, financial ratios and limitations on acquisitions, dispositions, merger, dissolution, indebtedness and capital expenditures. There was no outstanding balance as of June 30, 2004 (see Note 11).

Note 8: Income Taxes

The Company recorded an income tax provision of $7.7 million for each of the six months ended June 30, 2004 and 2003. The provision for income tax expense reflects tax expense at an effective rate of 39.8 % for the six months ended June 30, 2004 and an effective rate of 40.1% for the six months ended June 30, 2003. For the six months ended June 30, 2004, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus tax differences, and the reversal of the remaining reserve on deferred tax assets of 1.0%. For the six months ended June 30, 2003, this consists primarily of a provision for Federal income taxes of 32.0% (which is net of a benefit for state taxes of 2.0%), a provision for state taxes of 8.0%, and the effect of permanent book versus tax differences.

Note 9: Stock-Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, permits the grant of stock or options to employees, directors and consultants. Stockholders approved the issuance of 2,600,000 shares under the 1999 Plan. There were an additional 700,000 shares approved by the Company’s stockholders on May 5, 2004. These shares increased the number of common shares available for grant under the 1999 Plan from 2,600,000 to 3,300,000. Options may be granted at prices which exceed 85.0% of the fair market value on the date of the grant and expire over a term not to exceed ten years. Options generally vest ratably over a three-year period, unless otherwise determined by the Compensation Committee of the Board of Directors.

In January 2003, the Company’s Compensation Committee of the Board of Directors approved issuance of stock options for key personnel to purchase a total of 278,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The options vest ratably over three years commencing January 2004.

In April 2003, the Company’s Compensation Committee of the Board of Directors approved the issuance of stock options to an officer to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.95 per share. The options vest ratably over three years, commencing April 2004.

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

In October 2003, the Company’s Compensation Committee of the Board of Directors approved the issuance of stock options to a board member and three executive officers of the Company to purchase a total of 325,000 shares of the Company’s common stock at an exercise price of $11.00 per share. One-third of these options vested immediately, and the remaining two-thirds vest over two years. As these options were granted at a price that was less than the estimated market value of the underlying common stock at the date of grant, compensation expense of $0.1 million was recognized during the first six months of 2004.

In April 2004, the Company’s Compensation Committee of the Board of Directors approved issuance of stock options for key personnel to purchase a total of 214,000 shares of the Company’s common stock at an exercise price of $16.17 per share. The exercise price of all these granted stock options was equal to the estimated market value of the underlying common stock at the date of grant and no compensation expense was recognized. The options vest ratably over three years commencing April 7, 2005.

In May 2004, the Company’s Compensation Committee of the Board of Directors approved the issuance of stock options to an officer to purchase 50,000 shares and a director to purchase 10,000 of the Company’s common stock at an exercise price of $16.93 per share. The exercise price of all these granted stock options was equal to the estimated market value of the underlying common stock at the date of grant and no compensation expense was recognized. The options vest ratably over three years, commencing May 2005.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted

Outstanding at December 31, 2002	1,820,999	$0.35-$1.00	$0.76
Granted	661,000	1.30 - 11.00	6.23	$5.33

Cancelled	(100,666)	0.35 - 1.30	0.87
Exercised	(634,869)	0.35 - 1.00	0.97

Outstanding at December 31, 2003	1,746,464	0.35 - 11.00	2.75
Granted	274,000	16.17 - 16.93	16.34	$14.34

Cancelled	(1,833)	0.35 - 1.30	1.04
Exercised	(55,441)	0.35 - 1.30	0.89

Outstanding at June 30, 2004	1,963,190	$0.35 - $16.93	$4.70

The following table summarizes outstanding and exercisable options at June 30, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price

$0.35 -$0.52	751,695	$0.49	8.12	49,869	$0.35
1.00	317,500	1.00	6.77	267,500	1.00
1.30	237,495	1.30	8.58	60,170	1.30
2.95	50,000	2.95	8.81	16,667	2.95
4.50	7,500	4.50	8.85	2,501	4.50
11.00	325,000	11.00	9.33	108,336	11.00
16.17	214,000	16.17	9.77	–	–
16.93	60,000	16.93	9.85	–	–

$0.35 - $16.93	1,963,l90	$4.70	8.41	505,043	$3.20

Note 10: Commitments and Contingencies

Litigation
The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

On December 5, 2003, the Company was served with a complaint filed on May 16, 2003 by plaintiff Paul Michael Cox in the Superior Court for the County of San Diego, California against its wholly owned subsidiaries Midland Acquisition Corporation (“MAC”) and Midland Credit Management, Inc. (“Midland”). The plaintiff seeks to enforce against MAC and Midland a $2.2 million default judgment obtained in another state against an unrelated company. The action against the unrelated company was filed several months after MAC had acquired that company’s operating assets in an arms–length transaction. The plaintiff alleges that MAC and Midland are liable for the judgment on the theory of successor corporation liability. The Company believes the claims are without merit and will vigorously defend the action. The Company has answered the complaint and discovery is ongoing. The plaintiff has filed a motion for summary judgment, which the Company has opposed. The plaintiff’s motion is pending. The Company has not recorded any accrual for contingent liability associated with this matter based on the Company’s belief that a liability, while possible, is not probable and the range of loss includes the possibility of no liability. Although the outcome of this matter cannot be predicted with certainty and may be disposed of unfavorably to the Company, based on currently available information, including legal defenses available to the Company, management does not believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

There are a number of other lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of the Company or its employees or alleged improper reporting of credit information by the Company. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, may determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position or results of operations in any future reporting periods.

The Company does not believe that the ultimate outcome of current claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on its consolidated financial position or results of operations.

Leases
The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $0.5 million and $0.5 million during the six months ended June 30, 2004 and 2003, respectively. On April 8, 2004, the Company entered into an office lease for approximately 51,000 square feet to house the corporate headquarters and its San Diego call center. The new facility, which replaces the existing facility, has a triple net lease that is scheduled to commence in October 2004, has an initial term of 10.5 years with two renewable 5-year options at approximately fair market value, and provides for escalating monthly payments ranging from $62,900 to $94,500.

The Company leases certain property and equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. The cost of assets under capital leases was $1.3 million at June 30, 2004 and December 31, 2003. The related accumulated amortization as of June 30, 2004 and December 31, 2003 was $0.9 million and $0.8 million respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Employee Benefit Plans
The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.4 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of June 30, 2004, the plan assets and plan liabilities were each $2.2 million. As of December 31, 2003, the plan assets and plan liabilities were each $1.4 million. These amounts are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Put-backs of Sold Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sale agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of June 30, 2004 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.5 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively. In February of 2003, the Company elected to return all exhausted receivables to the owner of the portfolios; however, it retained the servicing rights for certain receivables in active work queues and those placed with its attorney network. As a result of this action, the Company anticipates a continued decline in service fee income related to these receivables.

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

Self Insured Health Benefits Plan
Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40 thousand per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. As of June 30, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.4 million in accrued liabilities in the Company’s unaudited interim condensed consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to June 30, 2004.

Self Insured Workers Compensation Plan
Effective November 1, 2003, the Company established a self-insured workers compensation plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $350 thousand per employee per occurrence, and $1.3 million per year in the aggregate, subject to adjustment as defined. As of June 30, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.3 million in accrued liabilities in the Company’s unaudited interim condensed consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to June 30, 2004.

Forward Flow Agreements
As of June 30, 2004, the Company was committed to a six-month forward flow agreement, which is a contract to purchase charged-off receivables from the seller/originator on a periodic basis at a set price over a specified time period. The agreement is cancelable by either party upon 60 days written notice without penalty. Forward flow agreements provide the seller certainty on the portfolio pricing and volume of receivables for sale, and likewise provide the buyer with certainty on portfolio price and volume. The typical duration of a forward flow agreement is six to twelve months.

For the six months ended June 30, 2004, the Company paid $13.3 million for receivables portfolios under multiple forward flow agreements, which represented 36.7% of the $36.3 million in portfolio investments for the six months ended June 30, 2004. For the six months ended June 30, 2003 the Company paid $14.6 million for receivable portfolios under a forward flow agreement, which represented 32.4% of the $45.1 million in portfolio investments for that quarter.

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller

	For the Six Months Ended June 30,
	2004		2003
	Cost	%	Cost	%
Seller 1	$12,005	33.1%	$14,615	32.4%
Seller 2	1,647	4.5	15,435	34.2
Seller 3	4,611	12.7	–	0.0
Seller 4	–	0.0	3,862	8.6
Seller 5	3,125	8.6	–	0.0
Seller 6	2,571	7.1	–	0.0
Seller 7	2,313	6.4	–	0.0
Seller 8	1,299	3.6	–	0.0
Seller 9	–	0.0	1,252	2.8
Seller 10	734	2.0	514	1.1
Other	7,974	22.0	9,395	20.9

	$36,279	100%	$45,073	100.0%

Adjustments[1]	(171)		(171)

Cost, net	$36,108		$44,902

[1] Adjusted for put-backs, account recalls and replacements.

Note 11: Subsequent Event

In July of 2004, the Company announced the largest portfolio purchase in its history from a new seller. The Company paid $13.0 million for a portfolio with a face value of $421.0 million, at an average purchase price of 3.1%. The portfolio contains 213,000 accounts. Eighty-four percent of this portfolio consists of non-credit card accounts, similar to accounts that the Company has been purchasing for over three years. This portion of the portfolio purchase was financed utilizing the Company’s new Revolving Credit Facility. The remaining 16% of the portfolio, consisting of credit card accounts, was financed utilizing the Company’s Secured Financing Facility. The aggregate borrowings for the purchase of this portfolio were $11.2 million, $9.3 million of which was drawn from the new Revolving Credit Facility, and the remaining $1.9 million from the Secured Financing Facility. See Note 7 for a discussion of these credit facilities.

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

Summary of Financial Condition

Our strong operating performance combined with a follow-on public offering of 3.0 million shares of our common stock in the fourth quarter of 2003 has resulted in stockholders’ equity of $83.4 million as of June 30, 2004, an increase of $52.8 million or 173.0% from the $30.6 million in stockholders’ equity as of June 30, 2003. Our strong operating cash flow combined with the net proceeds of $30.1 million from our follow-on public offering have resulted in an unrestricted cash balance of $33.7 million dollars as of June 30, 2004 and have allowed us to reduce our debt balances from $41.7 million as of June 30, 2003 to $27.3 million as of June 30, 2004. This resulted in a debt to equity ratio of 0.33 to 1.00 as of June 30, 2004.

Our strong financial condition has also allowed us to obtain a new $75.0 million Revolving Credit Facility at substantially lower borrowing costs than our current $75.0 million Secured Financing Facility. The lower costs reflect that the new facility does not require us to share residual collections on the portfolios financed under this new facility, as well as a lower base rate.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The following overview is intended to be a summary of the areas that management believes are important in understanding the results of the quarter. This summary is not intended as a substitute for the detail provided in the following pages or for the unaudited interim condensed consolidated financial statements and notes that appear elsewhere in this document.

Overview
Our business and financial results improved significantly during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. Highlights for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 are as follows:

  Gross collections increased 23.0% to $57.4 million;
  Revenues increased 53.5%, reaching $43.6 million;
  Operating expenses increased 39.0% to $25.4 million; and
  Net income increased 69.1% to $5.6 million

Detailed Discussion
The following table summarizes our collections, revenues, operating expenses, income before taxes, and net income (in thousands, except percentages):

	Three Months Ended June 30,

	2004	2003	$ Change	% Change

Gross collections	$57,401	$46,650	$10,751	23.0%

Revenue	$43,586	$28,391	15,195	53.5
as a percentage of gross collections	75.9%	60.9%

Operating expenses	$25,435	$18,293	7,142	39.0
as a percentage of gross collections	44.3%	39.2%

Income before taxes	$9,340	$5,567	3,773	67.8
as a percentage of gross collections	16.3%	11.9%

Net income	$5,595	$3,309	2,286	69.1
as a percentage of gross collections	9.7%	7.1%

Collections
Gross collections for the quarter ended June 30, 2004 were $57.4 million compared to gross collections of $46.7 million for the quarter ended June 30, 2003, an increase of $10.8 million or 23.0%. The components of gross collections for the quarters ended June 30, 2004 and 2003 are as follows (in thousands):

	For the Three Months Ended June 30,

	2004	2003

Investment in receivable portfolios	$56,013	$44,003
Investment in Retained Interest	882	1,588
Gross collections for third parties	506	1,059

Total gross collections	$57,401	$46,650

The $10.8 million increase in gross collections reflects the continued leveraging of our additional collection channels that do not require a commensurate increase in the number of employees. Gross collections grew by 23.0% while our workforce grew by 13.3% from the quarter ended June 30, 2003 compared to June 30, 2004. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 8.6% in monthly average collections to $25,200 from $23,200 per average employee during the quarters ended June 30, 2004 and 2003, respectively. Our average monthly gross collections were $19.1 million and $15.5 million during the quarters ended June 30, 2004 and 2003, respectively, while our total employees averaged 759 for the quarter ended June 30, 2004 and 670 for the quarter ended June 30, 2003.

The $10.8 million increase in gross collections is derived primarily from new portfolios purchased since December of 2000 utilizing our Secured Financing Facility. Gross collections related to portfolios utilizing our Secured Financing Facility were $48.2 million for the quarter ended June 30, 2004, compared to gross collections of $38.8 million for the quarter ended June 30, 2003, an increase of $9.4 million or 24.3%.

During the first quarter of 2004, we discontinued our rewrite program, released or reassigned the eight employees involved in the processing of rewrites, and sold our portfolio of rewritten notes. Our rewrite program offered debtors the ability to settle their obligation by paying a certain percentage of the amount due and executing a new “rewritten” note for the remaining negotiated balance. These notes, which were related to accounts throughout our portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accrual basis portfolios and $1.1 million from Zero Basis Portfolios were treated as additional portfolio collections for revenue recognition purposes. This is consistent with our historical accounting for collections from the rewritten notes.

Revenues
Total revenues for the quarter ended June 30, 2004 were $43.6 million compared to $28.4 million for the quarter ended June 30, 2003, an increase of $15.2 million, or 53.5%. The increase is primarily from revenue from receivable portfolios, which increased by $14.6 million or 52.2%, to $42.6 million for the quarter ended June 30, 2004 from $28.0 million for the quarter ended June 30, 2003. Revenue from the retained interest in securitized receivables (the “Retained Interest”) increased by $0.7 million, to $0.8 million for the quarter ended June 30, 2004 from $0.1 million for the quarter ended June 30, 2003. This reflects the recovery of the remaining cost basis in April 2004, after which time subsequent gross collections totaling $0.8 million were recorded entirely as Zero Basis Revenue. For those portfolios on accrual basis, revenue as a percentage of gross collections increased to 70.2% during the quarter ended June 30, 2004 from 61.6% during the quarter ended June 30, 2003. For the period of time from January 1, 2001 through June 30, 2004, revenue as a percentage of gross collections for those portfolios on accrual basis was 63.4%. See Note 5 to the unaudited interim condensed consolidated financial statements.

The increase in revenue from receivable portfolios was partially offset by a decrease in servicing fees related to a pool of receivables we service for a third party of $0.1 million or 49.1%, from $0.3 million for the quarter ended June 30, 2003 to $0.2 million for the quarter ended June 30, 2004. We receive these fees from servicing a pool of charged-off consumer accounts on behalf of an unrelated third party. In February of 2003, we elected to return all exhausted receivables to the owner. We have, however, retained the servicing rights for those receivables remaining in active work queues and those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to diminish.

Components of Revenue. Total revenue recognized related to our investment in receivable portfolios is comprised of two components: revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis, and revenue from those portfolios that have fully recovered their book value (“Zero Basis Portfolios”). The following table summarizes the revenue recognized from each of these sources for the following periods (in thousands, except percentages):

	For the Three Months Ended June 30,

Components of Revenue	2004	2003	$ Change	% Change

Accrual basis portfolios	$31,497	$24,738	$6,759	27.3%
Weighted average effective interest rate	145.2%	156.6%

Zero Basis Portfolios	$11,125	$3,263	7,862	240.9

Total owned portfolio revenue	$42,622	$28,001	14,621	52.2
Total owned portfolio revenue as an
annualized percentage of our average
aggregate investment in receivable portfolios	196.4%	177.2%

For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool. The total owned portfolio revenue as an annualized percentage of our average aggregate investment in receivable portfolios of 196.4% for the quarter ended June 30, 2004 compares to the 177.2% for the quarter ended June 30, 2003. This rate represents the total yield, including Zero Basis Revenue, on our recorded investment in receivables portfolio.

Analysis of Change in Revenue. The following table analyzes the components of the $14.6 million increase in revenue between the three months ended June 30, 2004 and 2003 (in thousands, except percentages):

	For the Three Months Ended June 30,

Variance Component	2004	2003	$ Change		Variance

Average portfolio balance	$86,787	$63,208	$23,579		$9,229
Weighted average effective interest rate	145.2%	156.6%	(11.4%	)	(2,470)
Zero basis portfolios					7,862

Total variance					$14,621

Estimates of Timing and Amount of Collections. We have made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned and those underlying our investment in the Retained Interest. It is our policy, every quarter, to evaluate each portfolio’s actual collections against the forecast. Through September 30, 2003, we had not increased the total estimated cash flow for any portfolio; however, we had reduced the total estimated remaining cash flow in certain circumstances. For those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. Conversely, we reduced the remaining collection forecasts on those portfolios that had not met our expectations for the six most recent months.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded our expectations. We have developed the statistical support to assist us in determining whether the better than expected performance resulted from: (i) collecting the original amount of estimated collections at a faster rate than originally forecast; (ii) increasing our penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Effective October 1, 2003, we implemented our Unified Collection Score (“UCS”) model to project these remaining cash flows, considering known data about our customers’ accounts, including, among other things, our collection experience, and changes in external customer factors, in addition to all data known when we acquired the accounts. We are continually evaluating and implementing statistical enhancements to our UCS model.

During the second quarter of 2004, the change in our estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total estimated remaining collections for the reforecasted portfolios by 17.2% as of June 30, 2004. The implementation of these revised forecasts resulted in a current quarter increase in the recognition of accretion revenue of $3.0 million and an increase in the accrual for contingent interest of $0.9 million (see a discussion of contingent interest in Note 7 to the unaudited interim condensed consolidated financial statements). The net impact of the change in estimate was to increase second quarter pretax income by $2.1 million, net income by $1.2 million and fully diluted earnings per share by $0.05. The reforecast of collections resulted in expanding the life of the reforecasted portfolios by an average of 4 months to a revised average remaining life of 41 months, and hence, extended the expected stream of revenue from these portfolios.

Changes in the Investment in Receivable Portfolios. The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands, except percentages):

	For the Three Months Ended June 30, 2004

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$84,961	$1,247	$–	$86,208
Purchases of receivable portfolios	19,031	–	–	19,031
Transfers of portfolios	1,173	(1,173)	–	–
Gross collections	(44,865)	(34)	(11,114)	(56,013)
Adjustments	(282)	–	(11)	(293)
Revenue recognized	31,497	–	11,125	42,622

Balance, end of period	$91,515	$40	$–	$91,555

Revenue as a percentage of collections	70.2%	0.0%	100.0%	76.1%

	For the Three Months Ended June 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$65,465	$1,426	$–	$66,891
Purchases of receivable portfolios	26,271	–	–	26,271
Transfers of portfolios	(318)	318	–	–
Gross collections	(40,131)	(609)	(3,263)	(44,003)
Adjustments	(247)	(3)	–	(250)
Revenue recognized	24,738	–	3,263	28,001

Balance, end of period	$75,778	$1,132	$–	$76,910

Revenue as a percentage of collections	61.6%	0.0%	100.0%	63.6%

Changes in the Investment in Retained Interest. The following table summarizes the changes in the balance of the Retained Interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands, except percentages):

	For the Three Months Ended June 30,

	2004	2003

Balance, beginning of period	$72	$5,446
Gross collections	(882)	(1,588)
Amortization of unrealized gain	–	(146)
Accretion revenue	–	86
Zero Basis Revenue	810	–

Balance, end of period	$–	$3,798

Revenue as a percentage of collections	91.9%	5.4%

The annualized effective interest rate for the Retained Interest was 7.5% for each of the quarters ended June 30, 2004 and 2003 until the cost basis was fully recovered in April of 2004. Collections received after the book value was fully recovered were recognized as Zero Basis Revenue and amounted to $0.8 million during the quarter ended June 30, 2004.

Operating expenses
Total operating expenses were $25.4 million for the quarter ended June 30, 2004, compared to $18.3 million for the quarter ended June 30, 2003, an increase of $7.1 million or 39.0%. This increase is primarily volume-related, driven by a 23.0% increase in gross collections. Operating expenses as a percent of gross collections amounted to 44.3% for the quarter ended June 30, 2004 as compared to 39.2% in the quarter ended June 30, 2003.

Total salaries and benefits as a percentage of gross collections for the quarters ended June 30, 2004 and 2003 were 20.6% and 20.3%, respectively. Total salaries and employee benefits increased by $2.4 million or 25.0% to $11.9 million for the quarter ended June 30, 2004 from $9.5 million for the quarter ended June 30, 2003.

The increase in salaries and benefits is the result of growth in our workforce and increased costs of employee benefits. The average number of employees grew by 89 or 13.3% to 759 for the quarter ended June 30, 2004 from 670 for the quarter ended June 30, 2003. Our average compensation and benefits per employee increased by 10.3% for the three months ended June 30, 2004 over the prior year’s second quarter. This increase is the result of a 5.5% increase in base salaries; higher bonus expense due to our strong operating performance; and higher healthcare costs.

Other operating expenses increased approximately $1.6 million, or 61.5%, to $4.2 million for the quarter ended June 30, 2004 from $2.6 million for the quarter ended June 30, 2003. The increase during the quarter ended June 30, 2004, reflects the implementation of a new channel to out source collections to third party collection agencies; increases in the cost of direct mail campaigns, and volume driven increases in skip tracing costs. During the second quarter of 2004 we paid $0.9 million in commissions to third party collection agencies on gross collections amounting to $2.6 million. We did not employ third party collection agencies during the quarter ended June 30, 2003. The cost of direct mail campaigns increased 22.1% or $0.2 million to $1.3 million in the second quarter of 2004 from the second quarter of 2003. Skip tracing costs increased 58.2% or $0.2 million to $1.0 million in the second quarter of 2004 from the second quarter of 2003.

The cost of legal collections decreased as a percent of gross collections through this channel from 42.4% to 38.5% from the second quarter of 2003 to the same quarter in 2004. The cost of legal collections reflects those costs associated with the business channel dedicated to collecting on accounts that have been determined to have a high probability of collection, but which require tactics other than telephone or mail solicitation. Gross collections through our legal channel grew by 77.4% or $7.6 million, to $17.4 million for the quarter ended June 30, 2004 as compared to $9.8 million during the quarter ended June 30, 2003. The cost of legal collections amounted to $6.7 million for the quarter ended June 30, 2004 as compared to the $4.2 million for the quarter ended June 30, 2003.

Also included in the legal costs is a $0.3 million increase in the provision for uncollectible court costs to $1.0 million for the quarter ended June 30, 2004 as compared to $0.7 million for the prior year’s second quarter. The provision is based on our historical analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve of $5.5 million on court costs advanced of $7.5 million represents those costs that we believe will be ultimately uncollectible as of June 30, 2004.

General and administrative expenses were $2.2 million and $1.5 million for the quarters ended June 30, 2004 and 2003, respectively. Our general and administrative expenses increased by $0.7 million or 39.9%, as compared with the 23.0% increase in gross collections. The increase is primarily a result of the increased costs of corporate compliance, which increased $0.5 million during the second quarter of 2004 as compared to the second quarter of 2003 as a result of significant increases in insurance expense, SEC reporting fees, legal fees, accounting fees, internal audit costs associated with Sarbanes-Oxley compliance and consulting fees.

Depreciation expense of $0.5 million for each of the quarters ended June 30, 2004 and 2003, respectively, has remained consistent due to limited expenditures for capital items during the intervening twelve months.

Interest expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,

	2004	2003	$ Change	% Change

Contingent interest	$8,418	$3,710	$4,708	126.9%
Stated interest on debt obligations	546	666	(120)	(18.0)
Amortization of loan fees and other loan costs	13	170	(157)	(92.3)

Total interest expense	$8,977	$4,546	$4,431	97.5

For the quarter ended June 30, 2004, total interest expense including fees and amortization of other loan costs was $9.0 million on average borrowings for the period of $28.3 million, reflecting an effective annual interest rate of 127.0% for the period. The stated interest on debt obligations amounted to $0.5 million or 7.7% of the total average borrowings of $28.3 million. For the quarter ended June 30, 2003, total interest expense including fees and amortization of other loan costs was $4.5 million on total average borrowings of $39.5 million, reflecting an effective annual interest rate of 45.6% for the period. The stated interest on debt obligations for the same period amounted to $0.7 million or 7.1% of the average borrowings of $39.5 million.

Under the terms of the Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we share the residual collections from the receivables portfolios, net of our servicing fees, with the lender. The amounts shared with the lender are known as contingent interest. Based on our estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios, we record a portion of the estimated future profit sharing obligation as contingent interest expense. Certain portfolios may continue to accrue the contingent interest after the debt is significantly paid-down or paid-in-full and therefore the effective interest rates on the remaining aggregate amount of debt outstanding under the Secured Financing Facility become very high. See Notes 5 and 7 to unaudited interim condensed consolidated financial statements.

The following table summarizes the components of the interest rate variance for the periods presented (in thousands, except percentages):

	For the Three Months Ended June 30,

	2004	2003	Volume Variance	Rate Variance	Total Variance

Average debt balance	$28,265	$39,471	$(1,290)	$–	$(1,290)
Weighted average effective interest	127.0%	46.1%	–	5,721	5,721

Interest Expense	$8,977	$4,546	$(1,290)	$5,721	$4,431

Income taxes
We recorded an income tax provision of $3.7 million for the quarter ended June 30, 2004 as compared to an income tax provision of $2.3 million for the quarter ended June 30, 2003. The provision for income tax expense reflects an effective rate of 40.1% for the three months ended June 30, 2004 and an effective rate of 40.6% for the three months ended June 30, 2003. For the three months ended June 30, 2004, the effective tax rate consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus temporary tax differences, and the reversal of the remaining reserve on deferred tax assets of 1.0%. For the three months ended June 30, 2003, the effective tax rate consists primarily of a provision for Federal income taxes of 32.0% (which is net of a benefit for state taxes of 2.0%), a provision for state taxes of 8.0%, and the effect of permanent book versus temporary tax differences.

Net Income
For the quarter ended June 30, 2004, we recognized net income of $5.6 million compared to net income of $3.3 million for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The following overview is intended to be a summary of the areas that management believes are important in understanding the results of the six months ended June 30, 2004. This summary is not intended as a substitute for the detail provided in the following pages or for the unaudited interim condensed consolidated financial statements and notes that appear elsewhere in this document.

Overview
Our business and financial results improved significantly during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Highlights for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 are as follows:

  Gross collections increased 29.5% to $121.4 million;
  Revenues increased 52.1%, reaching $86.0 million;
  Operating expenses increased 36.6% to $48.8 million; and
  Net income increased 1.2% to $11.6 million 1

Detailed Discussion
The following table summarizes our collections, revenues, operating expenses, income before taxes, and net income (in thousands, except percentages):

	Six Months Ended June 30,

	2004	2003	$ Change	% Change

Gross collections	$121,397	$93,733	$27,664	29.5%

Revenue	$85,973	$56,514	29,459	52.1
as a percentage of gross collections	70.8%	60.3%

Operating expenses	$48,752	$35,684	13,068	36.6
as a percentage of gross collections	40.2%	38.1%

Income before taxes	$19,282	$19,163 [1]	119	0.6
as a percentage of gross collections	15.9%	20.4%

Net income	$11,610	$11,476 [1]	134	1.2
as a percentage of gross collections	9.6%	12.2%

[1] Includes a net pre-tax gain of $7.2 million, a net after-tax gain of $4.4 million and net cash proceeds of $7.2 million related to a litigation settlement during the six months ended June 30, 2003.

Collections
Gross collections for the six months ended June 30, 2004 were $121.4 million compared to gross collections of $93.7 million for the six months ended June 30, 2003, an increase of $27.7 million or 29.5%. The components of gross collections for the six months ended June 30, 2004 and 2003 are as follows (in thousands):

	For the Six Months Ended June 30,

	2004	2003

Investment in receivable portfolios	$117,908	$86,392
Investment in Retained Interest	2,021	4,314
Gross collections for third parties	1,468	3,027

Total gross collections	$121,397	$93,733

The $27.7 million increase in gross collections reflects the continued leveraging of our additional collection channels that do not require a commensurate increase in the number of employees. Gross collections grew by 29.5% while our workforce grew by 14.5% from the six months ended June 30, 2003 compared to six months ended June 30, 2004. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 13.0% in monthly average collections to $27,216 from $24,082 per average employee during the six months ended June 30, 2004 and 2003, respectively. Our average monthly gross collections were $20.2 million and $15.6 million during the six months ended June 30, 2004 and 2003, respectively, while our total employees averaged 743 for the six months ended June 30, 2004 and 649 for the six months ended June 30, 2003.

The $27.7 million increase in gross collections is derived primarily from new portfolios purchased since December of 2000 utilizing our Secured Financing Facility. Gross collections related to portfolios utilizing our Secured Financing Facility were $103.5 million for the six months ended June 30, 2004, compared to gross collections of $75.9 million for the six months ended June 30, 2003, an increase of $27.6 million or 36.3%.

During the first quarter of 2004, we discontinued our rewrite program, released or reassigned the eight employees involved in the processing of rewrites, and sold our portfolio of rewritten notes. Our rewrite program offered debtors the ability to settle their obligation by paying a certain percentage of the amount due and executing a new “rewritten” note for the remaining negotiated balance. These notes, which were related to accounts throughout our portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accrual basis portfolios and $1.1 million from Zero Basis Portfolios were treated as additional portfolio collections for revenue recognition purposes. This is consistent with our historical accounting for collections from the rewritten notes.

Revenues
Total revenues for the six months ended June 30, 2004 were $86.0 million, compared to $56.5 million for the six months ended June 30, 2003, an increase of $29.5 million, or 52.1%. The increase is primarily from revenue from receivable portfolios, which increased by $29.4 million or 53.3%, to $84.7 million for the six months ended June 30, 2004 from $55.3 million for the six month ended June 30, 2003. Revenue from the Retained Interest increased by $0.6 million to $0.8 million for the six months ended June 30, 2004 from $0.2 million for the six months ended June 30, 2003. This reflects the recovery of the remaining cost basis in April 2004, after which time, subsequent gross collections totaling $0.8 million were recorded entirely as Zero Basis Revenue. For those portfolios on accrual basis, revenue as a percentage of gross collections increased to 65.3% during the six months ended June 30, 2004 from 62.3% during the six months ended June 30, 2003. For the period of time from January 1, 2001 through June 30, 2004, revenue as a percentage of gross collections for those portfolios on accrual basis was 63.4%. See Note 5 to the unaudited interim condensed consolidated financial statements.

The increase in revenue from receivable portfolios was partially offset by a $0.5 million or 56.8% decrease in servicing fees related to a pool of receivables we service for a third party. Servicing fees received under this arrangement were $0.5 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively. In February of 2003, we elected to return all exhausted receivables to the owner. We have, however, retained the servicing rights for those receivables remaining in active work queues and those placed with our attorney network. As a result of this action, we anticipate that the stream of service fee income related to these receivables will continue to diminish.

The $29.4 million increase in revenue from receivable portfolios for the six months ended June 30, 2004 compared to the prior year’s six-month period ended June 30, 2003 is primarily attributable to new portfolios purchased during intervening quarters. During the four quarters ended June 30, 2004, we purchased additional portfolios with a face value of $3.1 billion at a cost of $81.0 million, or 2.6% of face value. The portfolios purchased during this period provided $19.0 million of revenue during the six months ended June 30, 2004.

Components of Revenue. Total revenue recognized related to our investment in receivable portfolios is comprised of two components: revenue from those portfolios that have a remaining book value and are accounted for on accrual basis and revenue from those portfolios that have fully recovered their book value (“Zero Basis Portfolios”). The following table summarizes the revenue recognized from each of these sources for the following periods (in thousands, except percentages):

	For the Six Months Ended June 30,

Components of Revenue	2004	2003	$ Change	% Change

Accrual basis portfolios	$61,303	$49,438	$11,865	24.0%
Weighted average effective interest rate	146.0%	158.9%

Zero Basis Portfolios	$23,394	$5,819	17,575	302.0

Total owned portfolio revenue	$84,697	$55,257	29,440	53.3
Total owned portfolio revenue as an
annualized percentage of our average
aggregate investment in receivable portfolios	201.7%	177.6%

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

The total owned portfolio revenue as an annualized percentage of our average aggregate investment in receivable portfolios of 201.7% for the six months ended June 30, 2004 compares to the 177.6% for the six months ended June 30, 2003.

Analysis of Change in Revenue. The following table analyzes the source of the $29.4 million increase in revenue between the six months ended June 30, 2004 and 2003 (in thousands, except percentages):

	For the Six Months Ended June 30,

Variance Component	2004	2003	$ Change		Revenue Variance

Average portfolio balance	$83,994	$62,241	$21,753		$17,279
Weighted average effective interest rate	146.0%	158.9%	(12.9%	)	(5,414)
Zero basis portfolios					17,575

Total variance					$29,440

Estimates of Timing and Amount of Collections. We have made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned and those underlying our investment in the Retained Interest. It is our policy, every quarter, to evaluate each portfolio’s actual collections against the forecast. Through September 30, 2003, we had not increased the total estimated cash flow for any portfolio; however, we had reduced the total estimated remaining cash flow in certain circumstances. For those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. Conversely, we reduced the remaining collection forecasts on those portfolios that had not met our expectations for the six most recent months.

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded our expectations. We have developed the statistical support to help us determine whether the better than expected performance resulted from: (i) collecting the original amount of estimated collections at a faster rate than originally forecast; (ii) increasing our penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Effective October 1, 2003, we implemented our Unified Collection Score (“UCS”) model to project these remaining cash flows, considering known data about our customers’ accounts, including, among other things, our collection experience, and changes in external customer factors, in addition to all data known when we acquired the accounts. We are continually evaluating and implementing statistical enhancement to our UCS model.

During the first quarter of 2004, the change in the estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total estimated remaining collections for the reforecasted portfolios by 46.4% as of March 31, 2004. The implementation of these revised forecasts resulted in an increase in the recognition of accretion revenue of $5.3 million and an increase in the accrual for contingent interest of $1.8 million for the first quarter of 2004 (see a discussion of contingent interest in Note 7 to the unaudited interim condensed consolidated financial statements). The net impact of the change in estimate was to increase first quarter pretax income by $3.5 million, net income by $2.1 million and fully diluted earnings per share by $0.09.

During the second quarter of 2004, the change in our estimate of projected collections resulting from the application of the UCS model resulted in an increase in the aggregate total estimated remaining collections for the reforecasted portfolios by 17.2% as of June 30, 2004. The implementation of these revised forecasts resulted in a current quarter increase in the recognition of accretion revenue of $3.0 million and an increase in the accrual for contingent interest of $0.9 million. The net impact of the change in estimate was to increase second quarter pretax income by $2.1 million, net income by $1.2 million and fully diluted earnings per share by $0.05. The reforecast of collections resulted in expanding the life of the reforecasted portfolios by an average of 4 months to a revised average remaining life of 41 months, and hence, extended the expected stream of revenue from these portfolios.

Changes in the Investment in Receivable Portfolios. The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands, except percentages):

	For the Six Months Ended June 30, 2004

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$–	$89,136
Purchases of receivable portfolios	36,279	–	–	36,279
Transfers of portfolios	1,173	(1,173)	–	–
Gross collections	(93,885)	(659)	(23,364)	(117,908)
Adjustments	(604)	(15)	(30)	(649)
Revenue recognized	61,303	–	23,394	84,697

Balance, end of period	$91,515	$40	$–	$91,555

Revenue as a percentage of collections	65.3%	0.0%	100.0%	71.8%

	For the Six Months Ended June 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	45,073	–	–	45,073
Transfers of portfolios	(1,458)	1,458	–	–
Gross collections	(79,338)	(1,239)	(5,815)	(86,392)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Adjustments	(498)	(2)	(4)	(504)
Revenue recognized	49,438	–	5,819	55,257

Balance, end of period	$75,778	$1,132	$–	$76,910

Revenue as a percentage of collections	62.3%	0.0%	100.0%	64.0%

Changes in the Investment in Retained Interest. The following table summarizes the changes in the balance of the Retained Interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands, except percentages):

	For the Six Months Ended June 30,

	2004	2003

Balance, beginning of period	$1,231	$8,256
Gross collections	(2,021)	(4,314)
Amortization of unrealized gain	(36)	(358)
Accretion revenue	16	214
Zero basis revenue	810	–

Balance, end of period	$–	$3,798

Revenue as a percentage of collections	40.8%	5.0%

The annualized effective interest rate for the Retained Interest was 7.5% for each of the six-month periods ended June 30, 2004 and 2003 until the cost basis was fully recovered in April of 2004. Collections received after the book value was fully recovered were recognized as Zero Basis Revenue and amounted to $0.8 million during the six months ended June 30, 2004.

Operating expenses
Total operating expenses were $48.8 million for the six months ended June 30, 2004, compared to $35.7 million for the six months ended June 30, 2003, an increase of $13.1 million or 36.6%. This increase is primarily volume-related, driven by a 29.5% increase in gross collections. Operating expenses as a percent of gross collections amounted to 40.2% for the six months ended June 30, 2004 as compared to 38.1% in the six months ended June 30, 2003.

Total salaries and benefits as a percentage of gross collections for the six months ended June 30, 2004 and 2003 were 19.3% and 20.4%, respectively. Total salaries and benefits increased by $4.4 million or 22.7% to $23.5 million for the first six months of 2004 from $19.1 million for the first six months of 2003.

The increase in salaries and benefits is the result of growth in our workforce and increased costs of employee benefits. The average number of employees grew by 94 or 14.5% to 743 for the six months ended June 30, 2004 from 649 for the six months ended June 30, 2003. Our average compensation and benefits per employee increased by 7.2% for the six months ended June 30, 2004 over the six months ended June 30, 2003. This increase is the result of a 5.2% increase in base salaries; higher bonus expense due to our strong operating performance; and higher healthcare costs.

Our ability to attract and retain skilled employees contributes to our success. The retention rates of our experienced collectors employed at the beginning of the year and who remained employed through the end of the period were 82.8% and 86.3% for the six months ended June 30, 2004 and 2003, respectively. Inexperienced collectors are defined as those collectors in our training program at the beginning of the year, plus all new hires during the year and who remained employed through the end of the period. The retention rates of inexperienced collectors were 77.5% and 74.6% for the six months ended June 30, 2004 and 2003, respectively.

Other operating expenses increased approximately $3.3 million, or 66.6%, to $8.3 million for the six months ended June 30, 2004 from $5.0 million for the six months ended June 30, 2003. The increase during the six months ended June 30, 2004 reflects the implementation of a new channel to out source collections to third party collection agencies; increases in the cost of direct mail campaigns and volume driven increases in skip tracing costs. During the first six months of 2004 we paid $1.5 million in commissions paid to third party collection agencies on gross collections amounting to $4.7 million. We did not employ third party collection agencies during the six months ended June 30, 2003. The cost of direct mail campaigns increased 34.0% or $0.7 million to $2.7 million in the first half of 2004 compared to the same period in 2003. Skip tracing, credit reporting and scoring costs increased from $1.5 million to $2.1 million in the first half of 2004.

The costs of legal collections decreased as a percent of gross collections through this channel from 40.3% to 38.6% for the first six months of 2003 as compared to the first six months of 2004. The cost of legal collections reflects those costs associated with the business channel dedicated to collecting on accounts that have been determined to have a high probability of collections, but which require tactics other than telephone or mail solicitation. Gross collections through our legal channel grew 69.3% to $31.6 million for the six months ended June 30, 2004, from the $18.6 million collected during the six months ended June 30, 2003. The costs of legal collections amounted to $12.2 million for the six months ended June 30, 2004 as compared to the $7.5 million for the six months ended June 30, 2003.

Also included in legal costs is a $0.9 million increase in the provision for uncollectible court costs to $1.9 million for the six months ended June 30, 2004 as compared to $1.0 million for the prior year’s same period. The provision is based on our historical analysis of court costs that we have advanced, recovered, and anticipate recovering. The reserve of $5.5 million on court costs advanced of $7.5 million represents those costs that we believe will be ultimately uncollectible as of June 30, 2004.

General and administrative expenses were $3.8 million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively. Our general and administrative expenses increased by $0.8 million or 26.4%, as compared with the 29.5% increase in gross collections. The increase is primarily a result of the increased costs of corporate compliance, which increased $0.5 million during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as a result of significant increases in insurance expense, SEC reporting fees, legal fees, accounting fees, internal audit costs associated with Sarbanes-Oxley compliance and consulting fees.

Depreciation expense of $0.9 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively, also decreased modestly due to continued limited expenditures for capital items.

Interest expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	For the Six Months Ended June 30,

	2004	2003	$ Change	% Change

Contingent interest	$17,049	$7,049	$10,000	141.9%
Stated interest on debt obligations	1,186	1,614	(428)	(26.5)
Amortization of loan fees and other loan costs	24	293	(269)	(91.8)

Total interest expense	$18,259	$8,956	$9,303	103.9

For the six months ended June 30, 2004, total interest expense including fees and amortization of other loan costs was $18.3 million on average borrowings for the period of $31.8 million, reflecting an effective annual interest rate of 114.7% for the period. The stated interest on debt obligations amounted to $1.2 million or 7.4% of the total average borrowings of $31.8 million. For the six months ended June 30, 2003, total interest expense including fees and amortization of other loan costs was $9.0 million on total average borrowings of $44.2 million, reflecting an effective annual interest rate of 40.5% for the period. The stated interest on debt obligations for the same period amounted to $1.6 million or 7.3% of the average borrowings of 44.2 million.

Under the terms of the Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we share the residual collections from the receivables portfolios, net of our servicing fees, with the lender. The amounts shared with the lender are known as contingent interest. Based on our estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios, we record a portion of the estimated future profit sharing obligation as contingent interest expense. Certain portfolios may continue to accrue the contingent interest after the debt is significantly paid-down or paid-in-full and therefore the effective interest rates on the aggregate amount of debt outstanding under the Secured Financing Facility become very high. See Notes 5 and 7 to the unaudited interim condensed consolidated financial statements.

The following table summarizes the components of the interest rate variance for the periods presented (in thousands, except percentages):

	For the Six Months Ended June 30,

	2004	2003	Volume Variance	Rate Variance	Total Variance

Average debt balance	$31,842	$44,198	$(2,504)	$–	$(2,504)

Weighted average effective interest	114.7%	40.5%	–	11,807	11,807

Interest Expense	$18,259	$8,956	$(2,504)	$11,807	$9,303

Other income and expense
For the six months ended June 30, 2004, total other income was $0.3 million, compared to $7.3 million for the six months ended June 30, 2003. We recorded a pretax net gain of $7.2 million in other income during the first quarter of 2003 related to a litigation settlement (see Note 3 to the unaudited interim condensed consolidated financial statements).

Income taxes
We recorded an income tax provision of $7.7 million for each of the six months ended June 30, 2004 and 2003. The provision for income tax expense reflects an effective rate of 39.8 % for the six months ended June 30, 2004 and an effective rate of 40.1% for the six months ended June 30, 2003. For the six months ended June 30, 2004, the effective rate consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, and the effect of permanent book versus temporary tax differences, and the reversal of the remaining reserve on deferred tax assets of 1.0%. For the six months ended June 30, 2003, the effective rate consists primarily of a provision for Federal income taxes of 32.0% (which is net of a benefit for state taxes of 2.0%), a provision for state taxes of 8.0%, and the effect of permanent book versus temporary tax differences.

Net Income
For the six months ended June 30, 2004, we recognized net income of $11.6 million compared to net income of $11.5 million for the six months ended June 30, 2003. As discussed previously, during the six months ended June 30, 2003, we recorded a non-recurring pretax net gain of $7.2 million, and an after-tax net gain of $4.4 million related to a litigation settlement. See Note 3 to the unaudited interim condensed consolidated financial statements.

Supplemental Financial Information

The following table is a reconciliation of generally accepted accounting principles in the United States of America (“GAAP”) income before taxes, net income and fully diluted earnings per share to income before taxes, net income and fully diluted earnings per share, excluding one-time benefits for the periods presented. We believe that these non-GAAP financial measures provide useful information to investors about our results of operations because the elimination of one-time benefits that are included in the GAAP financial measures results in an enhanced comparability of certain key financial results between the periods presented (in thousand, except per share amounts and percentages):

	Six Months Ended June 30,

	2004	2003

Income Before Taxes
GAAP, as reported	$19,282	$19,163
Gain on settlement of litigation [1]	–	(7,210)

Income before taxes, excluding
one-time benefit	$19,282	$11,953

Percentage increase over prior period	61.3%

Net Income
GAAP, as reported	$11,610	$11,476
Gain on settlement of litigation [2]	–	(4,376)

Net income, excluding
one-time benefit	$11,610	$7,100

Percentage increase over prior period	63.5%

Fully Diluted Earnings Per Share:
GAAP, as reported	$0.50	$0.58
Gain on settlement of litigation	–	(0.22)

Fully diluted earnings per share,
excluding one-time benefit	$0.50	$0.36

Percentage increase over prior period	38.9%

[1]	This is the result of a net pretax gain of $7.2 million associated with a litigation settlement during the first quarter of 2003 (see Note 3 to the unaudited interim condensed consolidated financial statements).

[2]	This is the result of a net after-tax gain of $4.4 million, or $0.22 per fully diluted share associated with a litigation settlement during the first quarter of 2003 (see Note 3 to the unaudited interim condensed consolidated financial statements).

Liquidity and Capital Resources

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Six Months Ended June 30,

	2004	2003	Change

Net cash provided by operating activities	$12,119	$19,693 [1]	$(7,574)
Net cash provided by (used in) investing activities	(2,262)	(9,045)	6,783
Net cash used in financing activities	(14,777)	(7,150)	(7,627)

[1]Includes net cash proceeds of $7.2 million related to a litigation settlement.

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

In addition, we have unrestricted cash amounting to $33.7 million as of June 30, 2004, and have entered into a new $75.0 million Revolving Credit Facility (see note 7 to the unaudited interim condensed consolidated financial statements), which would also be available to meet our cash requirements.

The following table summarizes cash and cash equivalents, notes payable, and stockholders’ equity as of the periods presented (in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003

Unrestricted Cash	$33,692	$38,612	$4,250
Notes payable and other borrowings	26,918	41,178	41,121
Stockholders' equity	83,442	71,371	30,562

Operating Cash Flows
Cash flows from operations decreased by 38.5% or $7.6 million to $12.1 million for the six months ended June 30, 2004 from $19.7 million for the six months ended June 30, 2003. The period-to-period decrease in operating cash flows was primarily the result of two events. The first event was the recognition in the six months ended June 30, 2003 of the net proceeds of $7.2 million related to a one-time litigation settlement. The second event is the Company’s resumption of paying federal and state income taxes. In 2002 and 2003, we were able to fully or partially offset our tax liabilities by utilizing net operating loss carry-forwards generated in prior years. During 2003, we fully utilized our Federal net operating loss carry-forwards. In 2002 and 2003, we also utilized our state net operating loss carry forwards with the exception of a California state imposed deferment of our $3.2 million loss carry forward. During 2004, we expect to pay federal and state income taxes at the statutory rates. Therefore in the six months ended June 30, 2004, and for the first time since 1998, we made substantial tax payments. These payments totaled $12.3 million representing an increase of $11.5 million over tax payments of $0.8 million paid during the six months ended June 30, 2003.

Collections by Type of Portfolio. Our operating cash flows are driven by gross collections. The table below sets forth gross collections for the periods indicated summarized by type of portfolio (in thousand, except percentages):

	Six Months Ended June 30,

	2004	2003	$ Change	% Change

Owned credit card portfolios	$109,790	$84,087	$25,703	30.5%
Owned other consumer loans	8,118	2,305	5,813	252.2
Retained Interest	2,021	4,314	(2,293)	(53.2)
Serviced portfolios	1,468	3,027	(1,559)	(51.5)

Gross collections	$121,397	$93,733	$27,664	29.5

Our improvement in gross collections was the result of purchasing $81.0 million in receivable portfolios since June 30, 2003, increasing our collection workforce productivity and leveraging our alternative collection channel capabilities.

Collections by Channel. We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands, except percentages):

	Six Months Ended June 30,

	2004	2003	$ Change	% Change

Collection sites	$67,247	$60,155	$7,092	11.7%
Legal collections	31,553	18,636	12,917	69.3
Sales	13,617	12,288	1,329	10.8
Other	8,980	2,654	6,326	238.4

Gross collections	$121,397	$93,733	$27,664	29.5

Other significant items affecting operating cash flow include the following (in thousands, except percentages):

	Six Months Ended June 30,

	2004	2003	$ Change	% Change

Cash basis operating expenses	$47,222	$35,120	$12,102	34.5%
Interest including contingent interest	12,380	10,694	1,686	15.8
Decrease (increase) in restricted cash	(2,253)	2,512	(4,765)	189.7

Total cash basis operating expenses were $47.2 million for the six months ended June 30, 2004, compared to $35.1 million for the six months ended June 30, 2003, an increase of $12.1 million or 34.5%. This increase is primarily volume-related, driven by a 29.5% increase in gross collections. See Management’s discussion of operating expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 for a detailed discussion of operating expenses. Interest payments increased 15.8% or $1.7 million to $12.4 million. See Management’s discussion of interest expense for a detailed discussion of interest expenses.

Investing Cash Flows
Cash flows used in investing activities decreased $6.8 million to $2.2 million for the six months ended June 30, 2004, from $9.0 million for the six months ended June 30, 2003. The cash flows used in investing activities for the six months ended June 30, 2004 are primarily the result of portfolio purchases of $36.3 million offset by gross collection proceeds applied to the principal of the receivable portfolios in the amount of $34.4 million. Cash flows used in investing activities for the six months ended June 30, 2003 are primarily the result of portfolio purchases of $45.1 million, offset by gross collection proceeds applied to the principal of the receivable portfolios in the amount of $35.9 million.

Our primary investing activity to date has been the purchase of charged-off receivable portfolios. We purchase receivable portfolios directly from issuers; from resellers; and through brokers that represent various sellers. Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we generally provide a percentage of each portfolio’s purchase price. We generally provide 10% under the Secured Financing Facility, 15% under the Revolving Line of Credit, 25.0% of the purchase price for certain non-credit card receivables purchased through the Secured Financing, and 100.0% of the purchase price of other non-credit card portfolios purchased during the period. Subsequent to the purchase, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios and bid only on those that meet our selective targeted return profile.

During the six months ended June 30, 2004, we invested $36.3 million for portfolios with face values aggregating $1.5 billion for an average purchase price of 2.34% of face value. This compares with the $45.1 million invested during the six months ended June 30, 2003 to acquire portfolios with a face value aggregating $1.8 billion for an average purchase price of 2.55% of face value.

During July 2004, we announced the largest portfolio purchase in our Company’s history. We invested $13.0 million acquiring a portfolio with face value of $421.0 million at an average purchase price of 3.1%. (See Note 11 to the unaudited condensed consolidated financial statements.) The portfolio contains 213,000 accounts. Eighty-four percent of this portfolio consists of non-credit card accounts, similar to accounts that we have been purchasing for over three years. This portion of the portfolio purchase was financed utilizing our new Revolving Credit Facility. The remaining 16.0% of the portfolio, consisting of credit card accounts, were financed utilizing our Secured Financing Facility. The aggregate borrowings for the purchase of this portfolio were $11.2 million, $9.3 million of which was drawn from the new Revolving Credit Facility, and the remaining $1.9 million from the Secured Financing Facility. Due to the significantly lower interest expense related to non-credit card portfolios purchased with our new Revolving Credit Facility, we expect the net financial results for the portion of this portfolio financed under that agreement to be substantially better than we would achieve under our Secured Financing Facility.

Of the $36.3 million in portfolio purchases for the six months ended June 30, 2004, $15.1 million or 41.6% represented alternative, non-credit card portfolios. The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands, except percentages):

Quarter	# of Accounts	Face Value	Purchase Price	Average Purchase Price as a Percentage of Face

Q1 2002	331	$717,822	$13,145	1.83%
Q2 2002	386	514,591	10,478	2.04
Q3 2002	752	981,471	21,002	2.14
Q4 2002	380	591,504	17,900	3.03
Q1 2003	380	589,356	18,803	3.19
Q2 2003	982	1,177,205	26,270	2.23
Q3 2003	341	640,197	19,350	3.02
Q4 2003	332	881,609	25,411	2.88
Q1 2004	400	786,398	17,248	2.19
Q2 2004	296	758,877	19,031	2.51

Although the purchase market has been difficult for the past six months or so, our success in closing the July purchase of this sizable, attractively priced portfolio demonstrates the value of our multi-disciplined approach. Our marketing department identified an opportunity that wasn’t on the market, worked with our decision science group to analyze it, and then coordinated with our legal team to negotiate and close this complex transaction in a timely fashion.

The following table summarizes the types of charged-off consumer receivable portfolios we have purchased for the periods presented (in thousands):

	Six Months Ended June 30,

	2004	2003

Credit Card	$21,180	$42,411
Auto deficiency	6,968	1,899
Consumer loan	5,560	763
Consumer telecom	2,571	–

	$36,279	$45,073

Purchase Concentrations. The following table summarizes the concentration of our purchases by seller by year for the following periods (in thousands, except percentages):

		Concentration of Initial Purchase Cost by Seller

		Q1Q2 2004		FY 2003		FY 2002		FY 2001		FY 2000		Total
		Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%

Seller 1		$12,005	33.1	$30,420	33.9	$20,223	32.4	$13,222	33.9	$–	–	$75,870	32.4
Seller 2		1,647	4.5	23,614	26.3	5,214	8.3	2,463	6.3	–	–	32,938	14.1
Seller 3		–	–	3,862	4.3	23,463	37.5	2,292	5.9	–	–	29,617	12.6
Seller 4		–	–	–	–	3,780	6.0	8,871	22.7	–	–	12,651	5.4
Seller 5		–	–	9,458	10.5	–	–	–	–	–	–	9,458	4.0
Seller 6		4,611	12.7	–	–	–	–	–	–	–	–	4,611	2.0
Seller 7		–	–	6,364	7.1	–	–	–	–	–	–	6,364	2.7
Seller 8		–	–	4,773	5.3	–	–	1,167	3.0	–	–	5,940	2.5
Seller 9		3,125	8.6	–	–	–	–	–	–	–	–	3,125	1.3
Seller 10		2,571	7.1	–	–	–	–	–	–	–	–	2,571	1.1
Other		12,320	34.0	11,343	12.6	9,845	15.8	11,015	28.2	6,911	100.0	51,434	21.9

		36,279	100.0	89,834	100.0	62,525	100.0	39,030	100.0	6,911	100.0	234,579	100.0

Adjustments	[1]	(171)		(885)		(1,017)		(837)		(758)		(3,668)

Cost, net		$36,108		$88,949		$61,508		$38,193		$6,153		$230,911

[1]Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

Note: For summary of concentration of initial purchase cost by seller for the six months ended June 30, 2004 and 2003, see Note 10 to the unaudited interim condensed consolidated financial statements.

Collections to Purchase Price Multiple. The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Collections

	Purchase Price [1]	<1999	1999	2000	2001	2002	2003	Q1Q2 2004	Total[2]	Multiple[3]

<1999	$41,117	$34,690	$27,013	$26,926	$22,545	$15,007	$7,546	$2,346	$136,073	3.3
1999	48,715		7,864	21,299	19,174	16,259	9,207	4,972	78,775	1.6
2000	6,153			5,489	7,172	4,542	6,679	1,192	25,074	4.1
2001	38,193				21,197	54,184	33,072	15,972	124,425	3.3
2002	61,508					48,322	70,227	34,327	152,876	2.5
2003	88,949						59,038	48,399	107,437	1.2
2004	36,108							12,721	12,721	0.4

Total	$320,743	$34,690	$34,877	$53,714	$70,088	$138,314	$185,769	$119,929	$637,381	2.0

[1] Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2] Cumulative Collections Through June 30, 2004
[3] Collections To Date as a Multiple of Purchase Price

On portfolios purchased since May of 2000, we have been able to exceed our targeted collections to adjusted purchase price ratio, however the impact of pricing pressure resulting in higher purchase prices may cause this multiple to decline.

Investment in Capital Expenditures. Capital expenditures for fixed assets acquired with internal cash flow were $1.0 million for the six months ended June 30, 2004, and $0.4 million for the six months ended June 30, 2003.

Financing Cash Flows
Net cash used in financing activities was $14.8 million during the six months ended June 30, 2004 as compared to $7.2 million during the six months ended June 30, 2003. This increase reflected $33.3 million in repayment of principal during for the six months ended June 30, 2004, which was offset by borrowings of $19.1 million to fund new portfolio purchases during the six months ended June 30, 2004. For the six months ended June 30, 2003,we financed $40.0 million to fund new portfolio purchases and repaid $46.6 million of principal.

Although we historically utilized external borrowings for the purchase of receivable portfolios, we purchased $15.1 million in non-credit card portfolios (consisting of charged-off unsecured consumer loans, auto loan deficiencies, and charged-off consumer telecom debt) without the use of debt during the six months ended June 30, 2004. We will be able to keep the residual cash flows on these self-financed non-credit card portfolios. Of the $2.7 million in non-credit card portfolios that we purchased during the six months ended June 30, 2003, $1.3 million was funded utilizing our Secured Financing Facility. The remaining $1.4 million was funded utilizing our Secured Financing, which does not require us to share residual collections on these portfolios and which was repaid in full on June 30, 2004. Collections related to all portfolios of non-credit card portfolios amounted to $8.1 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively.

We are required to give our Secured Financing Facility lender the opportunity to fund all of our purchases of charged-off credit card receivables with advances on the Secured Financing Facility through the expiration of the facility, which is December 31, 2004 (see Note 7 to the unaudited interim condensed consolidated financial statements.) The $75.0 million Secured Financing Facility provides for a 90% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The applicable interest rate is 1.0% lower on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and we have been repaid our investment, we share with the lender the residual collections from the receivable portfolios, net of our servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility.

From the inception of the Secured Financing Facility through June 30, 2004, we purchased portfolios utilizing this facility with an aggregate purchase price of $204.5 million and a total face value of $7.7 billion, financing an aggregate total $183.4 million through this facility. As of June 30, 2004, there was $26.7 million in principal outstanding, which represents 14.7% of the original credit amount drawn under the facility. During the six months ended June 30, 2004, we paid $32.3 million in principal, $1.1 million in interest, and $11.2 million in contingent interest pursuant to the residual collections sharing arrangement under the Secured Financing Facility. The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $73.9 million as of June 30, 2004. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of our general creditors.

The following table summarizes our repayment of debt related to our receivable purchases under the Secured Financing Facility for the following periods as of June 30, 2004 (in millions, except percentages):

Period	Secured Financing Facility Original Borrowings	Remaining Balance as of June 30, 2004	Percent of Original Borrowings Remaining

2001	$35.0	$0.0	0.0%
2002	54.3	0.0	0.0
Q1 2003	17.0	0.6	3.5
Q2 2003	22.0	2.5	11.5
Q3 2003	15.8	3.9	24.9
Q4 2003	20.2	7.5	37.1
Q1 2004	7.0	4.7	67.9
Q2 2004	12.1	7.5	62.0

Total	$183.4	$26.7	14.6

On June 30, 2004, we entered into a new $75.0 million, three-year revolving credit facility (the “Revolving Credit Facility”) to be utilized for the purposes of purchasing receivable portfolios and for working capital needs. Interest rates on borrowings under this facility will, at our option, be at the lender’s prime rate or at Eurodollar plus a current margin of 2.50%. The applicable margin will be adjusted quarterly based on a pricing grid which takes into account certain financial covenants related to our balance sheet and results of operations. The Revolving Credit Facility provides for an 85.0% initial advance rate with respect to each qualified receivables portfolio purchased. The balance outstanding under the Revolving Credit Facility must not exceed an amount determined under a “Borrowing Base” formula. First, the eligible borrowing base of each portfolio financed under this facility is calculated by applying a three percentage point reduction to the 85% initial advance rate each month, commencing after the first three complete months. The aggregate Borrowing Base is the sum of all of the borrowing bases of all portfolios financed under this facility. The Revolving Credit Facility is secured by a security interest in all assets of the Company, except for those assets in which the Secured Financing Facility lender has a first priority security interest. This financing arrangement does not require us to share residual collections with the lender. Draws on the Revolving Credit Facility for portfolio purchases during the third and fourth quarters of 2004 will be limited to non-credit card portfolios. Upon expiration of the Company’s Secured Financing Facility on December 31, 2004, we expect to utilize the Revolving Credit Facility to fund all types of portfolio purchases, including credit card receivables. The Revolving Credit Facility provides for a $5.0 million letter of credit sub-facility and requires, under certain circumstances, permanent reductions in the outstanding balance and overall all availability of the facility. The Revolving Credit Facility may be repaid without penalty. The Revolving Credit Facility contains substantial restrictive financial covenants, including but not limited to financial ratios and limitations on acquisitions, dispositions, merger, dissolution, indebtedness and capital expenditures. There was no outstanding balance as of June 30, 2004. See Note 7 to the unaudited condensed consolidated financial statements.

On July 25, 2003, through a wholly owned, bankruptcy-remote, special-purpose entity, we entered into a $1.8 million secured financing arrangement to finance the purchase of non-credit card debt (the “Secured Financing”). This financing was repaid in full on June 30, 2004. The Secured Financing provided for a 75.0% advance rate with respect to four purchased receivable portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrued at 15.0% and was payable weekly. This note had a maturity date not to exceed October 25, 2005. The Secured Financing was collateralized by charged-off receivables from the four purchased receivable portfolios, which had an aggregate carrying value of $1.4 million as of June 30, 2004. Unlike the Secured Financing Facility, this financing arrangement did not require us to share residual collections with the lender.

In addition to repayments made on our Secured Financing Facility and our Secured Financing, since March 31, 2003 we have repaid in full our Revolving Line of Credit in the amount of $1.9 million, our securitized receivable acquisition facility entered into by 99-1 (“Securitization 99-1”) in the amount of $5.2 million, our securitized receivable acquisition facility entered into by 98-A (the “Warehouse Facility”) in the amount of $5.2 million, and our Senior Note in the amount of $7.3 million (see Note 5 and 7 to the unaudited interim condensed consolidated financial statements).

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of June 30, 2004 (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years

Capital lease obligations	$351	$184	$167	$–	$–
Operating leases	11,681	1,120	3,554	1,955	5,052
Employment agreements	855	662	193	–	–
Secured Note	179	83	96	–	–
Debt - variable principal payments
(Secured Financing Facility)	26,739	18,381	8,358	–	–

Total contractual cash obligations	$39,805	$20,430	$12,368	$1,955	$5,052

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivables portfolios; however, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. The table reflects the repayment of the loans under these facilities based upon our expected cash collections, which reflects repayments earlier than the required due dates.

This table does not include future interest or future contingent interest payments. For additional information on our debt, lease commitments, and other commitments, see Notes 7 and 10 to the unaudited interim condensed consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved ten consecutive quarters of positive net income. We believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $33.7 million as of June 30, 2004, and $48.2 million and $75.0 million in availability as of June 30, 2004 under our Secured Financing Facility and Revolving Credit Facility, respectively (see Note 7 to the unaudited interim condensed consolidated financial statements), to fund operations for at least the next 12 months.

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

Index to Form 10Q

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

Based on their most recent evaluation, which was completed as of June 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the six months ended June 30, 2004, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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
  We rely on our forward flow arrangements and a significant seller to provide sizable quantities of receivables for our purchase
  We may not be successful at acquiring portfolios consisting of new types of receivables;
  We may not be able to collect sufficient amounts on our receivables to recover our costs and fund our operations;
  The statistical model we use to project remaining cash flows from our receivables portfolios may prove to be inaccurate, which could result in reduced revenues if we do not achieve the collections forecasted by our model;
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
  We have begun to pay substantial amounts in income taxes in 2004 after fully utilizing our federal and Arizona net operating loss carry-forwards in 2003;

  Government regulation may limit our ability to recover and enforce the collection of receivables;
  We are subject to ongoing risks of litigation, including potential class actions under securities, consumer credit, collections, employment and other laws;
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
  Our quarterly operating results may fluctuate and cause our stock price to decrease;
  We may continue to engage in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them;
  General market factors, including negative news regarding our industry or our competitors, may cause our stock prices to decrease.

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

On December 5, 2003, we were served with a complaint filed on May 16, 2003 by plaintiff Paul Michael Cox in the Superior Court for the County of San Diego, California against our wholly owned subsidiaries Midland Acquisition Corporation (“MAC”) and Midland Credit Management, Inc. (“Midland”). The plaintiff seeks to enforce against MAC and Midland a $2.2 million default judgment obtained in another state against an unrelated company. The action against the unrelated company was filed several months after MAC had acquired that Company’s operating assets in an arms–length transaction. The plaintiff alleges that MAC and Midland are liable for the judgment on the theory of successor corporation liability. We believe the claims are without merit and will vigorously defend the action. We have answered the complaint and discovery is ongoing. The plaintiff has filed a motion for summary judgment, which we have opposed. The plaintiff’s motion is pending. We have not recorded any accrual for contingent liability associated with this matter based on our belief that a liability, while possible, is not probable and the range of loss includes the possibility of no liability. Although the outcome of this matter cannot be predicted with certainty and may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, we do not believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct of us, or our employees or alleged improper reporting of credit information by us. Although litigation is inherently uncertain, based on past experience; the information currently available; and the possible availability of insurance and/or indemnification from originating institutions in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial statements. However, future events or circumstances, currently unknown to us, may determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial statements in any future reporting periods.

We do not believe that the ultimate outcome of current claims, litigation and administrative proceedings and investigations incidental to our business will have a material adverse effect on our consolidated financial statements.

Index to Form 10Q

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 by and between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the "Midland Lease") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2004)

10.2	Lease Guaranty by Encore Capital Group, Inc. in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.3	Credit Agreement dated as of June 30, 2004 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and Bank One, NA as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.4	Pledge and Security Agreement dated as of June 30, 2004, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

10.5	Guaranty dated as of June 30, 2004, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2004)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

(b)	Reports on Form 8-K.

On May 4, 2004 the Company filed a Current Report on Form 8-K, which included information under Item 7 of such form.

On May 4, 2004 the Company furnished a Current Report on Form 8-K, which contained a press release announcing the Company’s financial results for the quarter ended March 31, 2004 and which included information under Item 12 of such form.

On May 5, 2004 the Company furnished a Current Report on Form 8-K, which included information under Item 9 of such form.

On July 2, 2004 the Company filed a Current Report on Form 8-K, which included information under Items 5 and 7 of such form.

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

Date:	August 3, 2004

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

b.	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 3, 2004	By: /s/ Carl C. Gregory, III
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 3, 2004	By: /s/ Barry R. Barkley
Barry R. Barkley Chief Financial Officer

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III
——————————————————
Carl C. Gregory, III
Chief Executive Officer
August 3, 2004

/s/ Barry R. Barkley
——————————————————
Barry R. Barkley
Chief Financial Officer
August 3, 2004

A signed original of this written statement required by Section 906 has been provided to Encore Capital Group, Inc. and will be retained by Encore
Capital Group, Inc. and furnished to the Securities and Exchange
Commission or its staff upon request.