Form 10-Q
period 2004-09-30
ENCORE CAPITAL GROUP INC
filed 2004-10-28
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________.

COMMISSION FILE NUMBER: 000-26489

ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8875 Aero Drive San Diego, California	92123
(Address of principal executive offices)	(Zip code)

(877) 445 – 4581
(Registrant’s telephone number, including area code)

5775 Roscoe Court
San Diego, California 92123
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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 15, 2004
Common Stock, $0.01 par value	22,117,604 shares

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

Index to Form 10Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	September 30, 2004 (Unaudited)	December 31, 2003 (A)

Assets
Cash and cash equivalents	$44,131	$38,612
Restricted cash	3,549	842
Investment in receivable portfolios, net	99,282	89,136
Investment in retained interest	–	1,231
Property and equipment, net	2,812	2,786
Prepaid income tax	3,291	–
Deferred tax assets, net	–	1,358
Other assets	6,166	4,320

Total assets	$159,231	$138,285

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued liabilities	$14,029	$11,644
Accrued profit sharing arrangement	20,272	12,749
Income tax payable	–	883
Notes payable and other borrowings	34,374	41,178
Capital lease obligations	306	460
Deferred tax liability, net	525	–

Total liabilities	69,506	66,914

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value, 5,000 shares
authorized, and no shares issued and outstanding	–	–
Common stock, $.01 par value, 50,000 shares
authorized, 22,116 shares and 22,003 shares
issued and outstanding as of September 30, 2004
and December 31, 2003, respectively	221	220
Additional paid-in capital	66,272	65,387
Accumulated earnings	23,150	5,658
Accumulated other comprehensive income	82	106

Total stockholders' equity	89,725	71,371

Total liabilities and stockholders' equity	$159,231	$138,285

(A) Derived from the audited consolidated financial statements as of December 31, 2003 See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Revenues
Revenue from receivable portfolios	$45,186	$29,148	$129,883	$84,405
Revenue from retained interest	1,194	59	2,020	272
Servicing fees and other related revenue	143	332	594	1,375

Total revenues	46,523	29,539	132,497	86,052

Operating expenses
Salaries and employee benefits	11,712	9,872	35,188	29,001
Other operating expenses	3,652	3,393	10,461	8,404
Collection agency commissions	1,660	–	3,201	–
Cost of legal collections	8,326	3,983	20,529	11,502
General and administrative expenses	2,470	1,712	6,277	4,725
Depreciation and amortization	495	507	1,412	1,521

Total operating expenses	28,315	19,467	77,068	55,153

Income before other income (expense)
and income taxes	18,208	10,072	55,429	30,899
Other income (expense)
Interest expense	(8,570)	(4,903)	(26,829)	(13,857)
Other income	252	21	572	7,310

Income before income taxes	9,890	5,190	29,172	24,352
Provision for income taxes	(4,008)	(2,086)	(11,680)	(9,773)

Net income	5,882	3,104	17,492	14,579

Preferred stock dividends	–	(125)	–	(376)

Net income available to common stockholders	$5,882	$2,979	$17,492	$14,203

Weighted average shares outstanding	22,091	7,435	22,054	7,422
Incremental shares from assumed conversion
of warrants, options, and preferred stock	1,380	12,762	1,396	12,577

Adjusted weighted average share outstanding	23,471	20,197	23,450	19,999

Earnings per share – Basic	$0.27	$0.40	$0.79	$1.91

Earnings per share - Diluted	$0.25	$0.15	$0.75	$0.73

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Par	Capital	Earnings	Income	Total

Balances at December 31, 2003	22,003	$220	$65,387	$5,658	$106	$71,371
Net income	–	–	–	17,492	–	17,492
Other comprehensive income - unrealized gain on
non-qualified deferred compensation plan assets	–	–	–	–	12	12
Other comprehensive loss - decrease in unrealized gain
on investment in retained interest, net of tax	–	–	–	–	(36)	(36)

Comprehensive income						17,468
Exercise of stock options	113	1	104	–	–	105
Tax benefits related to stock option exercises	–	–	699	–	–	699
Amortization of stock options issued at below market	–	–	82	–	–	82

Balances at September 30, 2004	22,116	$221	$66,272	$23,150	$82	$89,725

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,

	2004	2003

Operating activities
Gross collections	$181,301	$142,828
Proceeds from litigation settlement	–	11,100
Less:
Amounts collected on behalf of third parties	(1,968)	(3,982)
Amounts applied to principal on receivable portfolios	(46,235)	(48,715)
Amounts applied to principal of securitization 98-1	(1,195)	(5,453)
Litigation settlement proceeds applied to principal
of receivable portfolios	–	(692)
Legal and other costs related to litigation settlement	–	(3,198)
Servicing fees	594	1,375
Operating expenses
Salaries and employee benefits	(34,431)	(28,777)
Other operating expenses	(10,696)	(8,429)
Cost of legal collections	(20,529)	(11,502)
Collection agency commissions	(3,201)	–
General and administrative	(5,712)	(4,491)
Interest payments	(1,918)	(4,581)
Contingent interest payments	(17,327)	(10,806)
Other income	572	100
Decrease (increase) in restricted cash	(2,706)	2,360
Income taxes	(13,295)	(1,077)

Net cash provided by operating activities	23,254	26,060

Investing activities
Purchases of receivable portfolios	(57,246)	(64,423)
Collections applied to principal of receivable portfolios	46,235	48,715
Collections applied to principal of securitization 98-1	1,195	5,453
Litigation settlement proceeds applied to principal
of receivable portfolios	–	692
Proceeds from put-backs of receivable portfolios	865	687
Purchases of property and equipment	(1,438)	(594)

Net cash used in investing activities	(10,389)	(9,470)

Financing activities
Proceeds from notes payable and other borrowings	37,326	56,489
Repayment of notes payable and other borrowings	(44,130)	(62,227)
Capitalized loan costs	(494)	–
Proceeds from exercise of common stock options	105	17
Payment of preferred dividend	–	(375)
Repayment of capital lease obligations	(153)	(363)

Net cash used in financing activities	(7,346)	(6,459)

Net increase in cash	5,519	10,131
Cash, beginning of period	38,612	752

Cash, end of period	$44,131	$10,883

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows (cont.)
Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Nine Months Ended September 30,

	2004	2003

Net income	$17,492	$14,579
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,412	1,521
Amortization of loan costs and debt discount	65	206
Tax benefits from stock option exercises	699	–
Amortization of stock based compensation	82	–
Deferred income tax expense (benefit)	1,883	6,851
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(2,706)	2,360
Increase in prepaid income tax	(4,174)	–
Increase in other assets	(1,418)	(895)
Increase in accrued profit sharing arrangement	7,523	180
Increase in accounts payable and accrued liabilities	2,396	1,258

Net cash provided by operating activities	$23,254	$26,060

Supplemental schedule of non-cash investing activities:

Property and equipment acquired under capital leases	$–	$542

See accompanying notes to condensed consolidated financial statements

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios Encore purchases consist primarily of unsecured, charged-off domestic consumer credit receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 8).

Encore is a Delaware holding company whose principal assets are its investments in various wholly owned subsidiaries (collectively the “Company”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but was recorded as an investment in retained interest on the accompanying unaudited condensed consolidated statements of financial condition. During the second quarter of 2004, the investment in retained interest was fully recovered.

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies
Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003 for a summary of the Company’s significant accounting policies.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of the Company, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2004, and its consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003, respectively. The unaudited interim condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2004 may not be indicative of future results. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 2, 2004.

Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

New Accounting Pronouncements
In December 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally will be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected will be recognized as an impairment of the loan. SOP 03-03 is effective in fiscal years beginning after December 15, 2004, and accordingly, the Company expects to adopt the provisions of this SOP in the first quarter of 2005. The Company does not believe that the implementation of SOP 03-03 will have a material effect on the Company’s consolidated financial statements. See Note 5 for the Company’s current method of accounting for investment in loans under the provisions of AICPA Practice Bulletin 6.

Note 3: Stock-Based Compensation

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

In September 2004, the Company’s Compensation Committee of the Board of Directors approved the issuance of stock options to an officer to purchase 250,000 shares of the Company’s common stock at an exercise price of $18.63 per share. The exercise price of all these granted stock options was equal to the estimated market value of the underlying common stock at the date of grant and no compensation expense was recognized. The options vest ratably over five years, commencing September 2005.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted

Outstanding at December 31, 2003	1,746,464	$0.35 – $11.00	$2.75
Granted	524,000	16.17 – 18.63	17.43	$15.21

Cancelled	(10,166)	0.35 – 16.17	8.57
Exercised	(113,407)	0.35 – 4.50	0.93

Outstanding at September 30, 2004	2,146,891	$0.35 – $18.63	$6.40

The following table summarizes outstanding and exercisable options at September 30, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price

$0.35 – $0.52	736,027	$0.49	7.88	50,868	$0.41
1.00	292,870	1.00	6.54	255,370	1.00
1.30	217,328	1.30	8.33	43,336	1.30
2.95	50,000	2.95	8.56	16,667	2.95
4.50	6,666	4.50	8.60	1,667	4.50
11.00	325,000	11.00	9.08	108,336	11.00
16.17	209,000	16.17	9.52	–	–
16.93	60,000	16.93	9.59	–	–
18.63	250,000	18.63	9.97	–	–

$0.35 – $18.63	2,146,891	$6.40	8.39	476,244	$3.32

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

As required by SFAS No. 148 and SFAS No. 123, the Company provides pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the periods presented as if the fair-value-based method defined in SFAS No. 123 had been applied.

The fair value for options granted during each of the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three and Nine Months Ended September 30,
	2004		2003

Risk free interest rate	3.3%		2.9%
Dividend yield	0.0%		0.0%
Volatility factors of the expected Market
price of the Company’s common stock	132%		119%
Weighted-average expected life of options	5 Year	s	5 Year	s

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income, as reported	$5,882	$3,104	$17,492	$14,579
Plus: Stock-based employee
compensation expense included in
reported net income	27	–	82	–
Less: Total stock-based employee
compensation expense determined
under fair value based method	(850)	(73)	(1,834)	(192)

Pro forma net income	$5,059	$3,031	$15,740	$14,387

Earnings per share:
Basic – as reported	$0.27	$0.40	$0.79	$1.91

Basic – pro forma	$0.23	$0.39	$0.71	$1.89

Diluted – as reported	$0.25	$0.15	$0.75	$0.73

Diluted – pro forma	$0.22	$0.15	$0.67	$0.72

Note 4: Litigation Settlement

On March 21, 2003, certain of the Company’s subsidiaries entered into a settlement agreement with MBNA America Bank, N.A. (“MBNA”) in connection with the lawsuit filed against MBNA in February 2001. Pursuant to the terms of the settlement (the “Litigation Settlement”), MBNA paid the Company $11.1 million on April 4, 2003 in full and complete satisfaction of the claims. The net proceeds of $7.9 million, which is net of litigation expenses and attorneys’ fees, were used to repay debt (see Notes 6 and 8).

During the first quarter of 2003, the Company recorded a net gain of $7.2 million, which was comprised of the net proceeds of $7.9 million, reduced by the remaining carrying value of the related receivable portfolios as of March 31, 2003, which was $0.7 million.

Note 5: Investment in Receivable Portfolios, Net

The Company accounts for its investment in receivables portfolios on either the “accrual basis” or “cost recovery method” of accounting in accordance with the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Static pools are established with accounts having similar attributes, based on the specific seller and timing of acquisition. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivables portfolios are recorded at cost at the time of acquisition.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivables portfolios, for collections applied to principal of receivables portfolios and for provision for loss or impairment. Revenue from receivables portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return as derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, the Company had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. The Company has, on the other hand, reduced the total estimated cash flows on certain receivable portfolios where actual cumulative collections to date have not met the forecast. If the remaining forecasted cash flows are in excess of the remaining carrying value, the effective interest is reduced prospectively. If the remaining forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. An impairment charge is taken for the difference between the carrying value and the remaining forecasted cash flow amount. Additionally, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios; all collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. At September 30, 2004, one portfolio with a remaining carrying value of $4 thousand was accounted for using the cost recovery method by the Company. No provision for impairment losses was recorded during the nine months ended September 30, 2004 and 2003.

On purchases made since mid-2000, the Company’s gross collections, in the aggregate, have exceeded expectations. The Company has developed the statistical support to assist it in determining whether the better than expected performance resulted from: (i) the Company collecting at a more rapid rate than originally forecast; (ii) the Company increasing its penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Effective October 1, 2003, the Company implemented its Unified Collection Score (“UCS”) model to project these remaining cash flows, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The Company routinely evaluates and implements enhancements to its UCS model.

During the third quarter of 2004, the Company revised the projected collections for 72 portfolios with carrying values totaling $52.3 million at September 30, 2004, which represented 52.6% of the aggregate carrying value of its portfolios at that date. Although the revised projected collections changed the timing of expected cash flows, the total change in the estimate of projected collections only resulted in a net increase in the aggregate total estimated remaining collections for the reforecasted portfolios by less than 0.1% as of September 30, 2004. The implementation of these revised forecasts resulted in a current quarter increase in the recognition of accretion revenue of $1.1 million and an increase in the accrual for contingent interest of $0.5 million. The net impact of the change in estimate was to increase third quarter pretax income by $0.6 million, net income by $0.4 million and fully diluted earnings per share by $0.02. The reforecast of collections resulted in expanding the budgeted life of the reforecasted portfolios by an average of 3 months from an average remaining life of 39 months to a revised average remaining life of 42 months. The resulting ratio of revenues to collections for accruing portfolios for the quarter ended September 30, 2004 increased 2.2 percentage points to 72.6% as a result of this adjustment.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the nine months ended September 30, 2004 and 2003, approximately $34.1 million and $11.4 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Nine Months Ended September 30, 2004

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$–	$89,136
Purchases of receivable portfolios	57,246	–	–	57,246
Transfers of portfolios	1,173	(1,173)	–	–
Gross collections	(141,337)	(695)	(34,086)	(176,118)
Basis adjustments	(817)	(15)	(33)	(865)
Revenue recognized	95,764	–	34,119	129,883

Balance, end of period	$99,278	$4	$–	$99,282

Revenue as a percentage of collections	67.8%	0.0%	100.0%	73.7%

	For the Nine Months Ended September 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	64,423	–	–	64,423
Transfers of portfolios	(1,458)	1,458	–	–
Gross collections	(120,205)	(1,550)	(11,365)	(133,120)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Basis adjustments	(667)	(2)	(18)	(687)
Revenue recognized	73,022	–	11,383	84,405

Balance, end of period	$77,676	$821	$–	$78,497

Revenue as a percentage of collections	60.7%	0.0%	100.0%	63.4%

The annualized weighted average effective interest rate for receivable portfolios on the accretion method was 143.0% for the nine months ended September 30, 2004, compared to 148.6% for the nine months ended September 30, 2003. For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is derived from the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 began purchasing auto loan deficiencies, and in 2004 began purchasing charged-off consumer telecom receivables. The Company purchased $27.2 million and $4.1 million of these loans during the nine months ended September 30, 2004 and 2003, respectively. Gross collections related to all portfolios of charged-off unsecured consumer loans, auto loan deficiencies and telecom receivables amounted to $15.5 million and $4.4 million for the nine month ended September 30, 2004 and 2003, respectively.

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Nine Months Ended September 30,

	2004	2003

Collection sites	$96,463	$90,570
Legal collections	51,125	28,228
Sales	19,261	21,199
Collection agencies	9,326	–
Other	5,126	2,831

Gross collections for the period	$181,301	$142,828

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

Note 6: Securitization of Receivable Portfolios

1999 Warehouse and 1999 Securitization Financing
In March of 1999, and January of 2000, the Company entered into two securitized receivable acquisition facilities through two subsidiaries, Midland Funding 98-A Corporation and Midland Receivables 99-1 Corporation, respectively. Midland Funding 98-A Corporation entered into a $35.0 million facility (the “Warehouse Facility”), structured as a term loan bearing interest at 1.17% plus the one-week London Interbank Offered Rate (“LIBOR”). Midland Receivables 99-1 Corporation issued securitized non-recourse notes in the amount of $28.9 million (“Securitization 99-1”), bearing interest at 10% per annum. The Warehouse Facility and Securitization 99-1 were collateralized and cross-collateralized by certain charged-off receivables and were insured through a financial guaranty insurance policy.

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

Investment in Retained Interest
On September 11, 2000, Midland Receivables 98-1 Corporation, a subsidiary of Midland Credit Management Inc., repaid non-recourse notes originally issued in the principal amount of $33.0 million in 1998. In connection with this securitization transaction, the Company recorded an Investment in Retained Interest in securitized receivables (the “Retained Interest”). The Investment in Retained Interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. In September 2000, the note holders were fully repaid and the Company’s interest from that point forward represented a 100% interest in the underlying portfolios. The Company accounts for its Investment in Retained Interest in the same manner as it accounts for its investment in portfolio receivables (see Note 5). In the second quarter of 2004, the Company’s Investment in Retained Interest was fully recovered and all collections from that point forward have been recorded entirely as revenue. This Zero Basis Revenue amounted to $2.0 million during the nine months ended September 30, 2004.

The following summarizes the changes in the balance of the Investment in Retained Interest (in thousands):

	For the Nine Months Ended September 30, 2004

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2003	$1,195	$36	$1,231
Accretion revenue	16	–	16
Zero Basis Revenue	2,004	–	2,004
Gross collections	(3,215)	–	(3,215)
Amortization of unrealized gain	–	(36)	(36)

Balance at September 30, 2004	$–	$–	$–

	For the Nine Months Ended September 30, 2003

	Amortized Cost	Unrealized Gain	Carrying Value

Balance at December 31, 2002	$7,707	$549	$8,256
Accretion revenue	272	–	272
Gross collections	(5,725)	–	(5,725)
Amortization of unrealized gain	–	(454)	(454)

Balance at September 30, 2003	$2,254	$95	$2,349

Note 7: Property and Equipment

Property and equipment consist of the following as of the dates presented (in thousands):

	September 30, 2004	December 31, 2003

Furniture, fixtures and equipment	$1,339	$1,316
Computer equipment and software	10,461	9,350
Telephone equipment	1,838	1,811
Leasehold improvements	772	495

	14,410	12,972
Accumulated depreciation and amortization	(11,598)	(10,186)

	$2,812	$2,786

Note 8: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2004	December 31, 2003

Secured Financing Facility	$25,118	$39,928
Revolving Credit Facility	9,104	–
Secured Financing	–	1,031
Secured Note	152	219

	$34,374	$41,178

Secured Financing Facility
On December 31, 2004, the $75.0 million secured financing facility (the “Secured Financing Facility”), will expire. The Secured Financing Facility was entered into on December 20, 2000 by MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity. The facility generally provides for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Notes to be issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual cash flows from the receivable portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility, which is December 31, 2004. New advances for portfolio purchases under the Secured Financing Facility would not be available beyond the December 31, 2004 expiration date. The Company is required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Stated interest	$534	$595	$1,633	$1,602

Amortization of loan fees	–	8	–	51

Contingent interest	7,802	3,937	24,851	10,986

Total interest expense	$8,336	$4,540	$26,484	$12,639

Weighted average effective interest rate	123.9%	54.7%	118.4%	56.4%

From inception of the Secured Financing Facility through September 30, 2004, the Company utilized this facility to purchase charged-off receivable portfolios with a face value of $8.0 billion at a purchase price of approximately $213.3 million ($191.3 million of which was financed through this facility) or an average cost of 2.7% of face value. During the nine months ended September 30, 2004 and 2003, the Company recorded $24.9 million and $11.0 million, respectively, in contingent interest expense relating to the residual cash flow sharing agreement. Contingent interest expense is based on actual and forecasted residual collections for portfolios financed through the Secured Financing Facility. The estimated contingent interest expense during the life of any particular portfolio is recorded as a percent of the total estimated revenue earned from that portfolio. The total contingent interest expense as a percent of the revenues for all portfolios financed under the Secured Financing Facility amounted to 22.4% for the nine months ended September 30, 2004 and 15.0% for the nine months ended September 30, 2003. When the total interest expense, including contingent interest, is compared to the average outstanding loan balances of $29.8 million and $29.9 million for the nine months ended September 30, 2004 and 2003, respectively, the weighted average effective interest rates amount to 118.4% for the nine months ended September 30, 2004 as compared to 56.4% for the nine months ended September 30, 2003. Total cash payments made related to the contingent interest were $17.3 million during the nine months ended September 30, 2004, and $10.8 million during the nine months ended September 30, 2003.

The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $71.6 million at September 30, 2004. The Secured Financing Facility had a balance of $25.1 million as of September 30, 2004. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. The Secured Financing Facility lender exercised all of the warrants in December 2003.

Revolving Credit Facility
On June 30, 2004, the Company entered into a $75.0 million, three-year revolving credit facility (the “Revolving Credit Facility”) to be utilized for the purposes of purchasing portfolio receivables and for working capital needs. Interest rates on borrowings under this facility will, at the Company’s option, be at the lender’s prime rate or at Eurodollar plus a current margin of 2.50%. The applicable margin will be adjusted quarterly based on a pricing grid which takes into account certain financial covenants related to the Company’s consolidated financial condition and results of operations. The Revolving Credit Facility provides for an 85.0% initial advance rate with respect to each qualified receivables portfolio purchased. The balance outstanding under the Revolving Credit Facility must not exceed an amount determined under a “Borrowing Base” formula. The eligible borrowing base of each portfolio financed under this facility is calculated by applying a three percentage point reduction to the 85.0% initial advance rate each month, commencing after the first three complete months of our ownership. The aggregate Borrowing Base is the sum of all of the borrowing bases of all portfolios financed under this facility. The Revolving Credit Facility is secured by a security interest in all assets of the Company, except for those assets in which the Secured Financing Facility lender has a first priority security interest.

This financing arrangement does not require the Company to share residual collections with the lender. Draws on the Revolving Credit Facility for portfolio purchases during the third and fourth quarters of 2004 are limited to non-credit card portfolios, and upon expiration of the Company’s Secured Financing Facility on December 31, 2004, will be available to fund all types of portfolio purchases, including credit card receivables. The Revolving Credit Facility provides for a $5.0 million letter of credit sub-facility and requires, under certain circumstances, permanent reductions in the outstanding balance and overall availability of the facility. The Revolving Credit Facility may be repaid without penalty. The Revolving Credit Facility contains substantial restrictive financial covenants, including but not limited to, financial ratios and limitations on acquisitions, dispositions, merger, dissolution, indebtedness and capital expenditures. The Revolving Credit Facility had a balance of $9.1 million as of September 30, 2004.

Secured Financing
On July 25, 2003, through Midland Funding NCC-1 Corporation, a wholly owned subsidiary, the Company entered into a $1.8 million secured financing arrangement (the “Secured Financing”). This financing was repaid in full on June 30, 2004. The Secured Financing provided for a 75.0% advance rate with respect to four purchased receivables portfolios of charged-off unsecured consumer loans and auto loan deficiencies. Interest accrued at 15.0% and was payable weekly. This note had a maturity date not to exceed October 25, 2005. This financing arrangement did not require the Company to share residual collections with the lender.

Secured Note
On October 1, 2003, the Company entered into a loan for the purchase of certain equipment (“Secured Note”) in the amount of $0.3 million with a term of 36 months. This note is secured by the equipment, carries an interest rate of 7.24%, and had a balance of $0.2 million as of September 30, 2004.

Note 9: Income Taxes

The Company recorded an income tax provision of $11.7 million for the nine months ended September 30, 2004 and $9.8 million for the nine months ended September 30, 2003. The provision for income tax expense reflects tax expense at an effective rate of 40.0% for the nine months ended September 30, 2004 and an effective rate of 40.1% for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus tax differences, less the impact of various changes to the net deferred tax assets of 0.7%. For the nine months ended September 30, 2003, this consists primarily of a provision for Federal income taxes of 31.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 8.0%, the effect of permanent book versus tax differences, and the impact of various changes to the net deferred tax assets of 0.8%.

Note 10: Commitments and Contingencies

Litigation
The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company’s business due to the remedies available under these statutes, including punitive damages.

On December 5, 2003, the Company was served with a complaint filed on May 16, 2003 by plaintiff Paul Michael Cox in the Superior Court for the County of San Diego, California against its wholly owned subsidiaries Midland Acquisition Corporation (“MAC”) and Midland Credit Management, Inc. (“Midland”). The plaintiff sought to enforce against MAC and Midland a $2.2 million default judgment obtained in another state against an unrelated company. The action against the unrelated company was filed several months after MAC had acquired that company’s operating assets in an arms-length transaction. The plaintiff alleged that MAC and Midland were liable for the judgment on the theory of successor corporation liability. The Company believes the claims were without merit and this matter was settled during the third quarter of 2004 for an immaterial amount.

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, its underwriters and certain individuals including several of the Company’s officers and directors, alleging defamation, intentional and negligent infliction of emotional distress, intentional interference with contractual relations, breach of contract and breach of the covenant of good faith and fair dealing arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in August 2003 and alleged to be included in the Company’s Registration Statement on Form S–3 originally filed in May 2004. The complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants as a result of the alleged conduct, in addition to attorneys’ fees. To date, the Company has not been served with the complaint. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, based on currently available information, including the possible availability of insurance and legal defenses available to the Company, management does not believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Leases
The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $0.7 million and $0.7 million during the nine months ended September 30, 2004 and 2003, respectively. On April 8, 2004, the Company entered into an office lease for approximately 51,000 square feet to house the corporate headquarters and its San Diego call center. The new facility, which replaced the former San Diego facility, has a triple net lease and commenced in October 2004, has an initial term of 10.5 years with two renewable 5-year options at approximately fair market value, and provides for escalating monthly payments ranging from $62,900 to $94,500.

The Company leases certain property and equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. The cost of assets under capital leases was $1.3 million at September 30, 2004 and December 31, 2003. The related accumulated amortization as of September 30, 2004 and December 31, 2003 was $0.9 million and $0.8 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Employee Benefit Plans
The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.5 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of September 30, 2004, the plan assets and plan liabilities were each $2.2 million. As of December 31, 2003, the plan assets and plan liabilities were each $1.4 million. These amounts are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Put-backs of Sold Receivables
As an alternative to collection, the Company may elect to sell certain purchased receivables. The sale agreements generally provide the purchaser a right to put-back any purchased receivable that does not meet certain criteria, as defined. The Company has not provided a reserve for put-backs as of September 30, 2004 in its consolidated financial statements as management believes, based on historical experience, that such an obligation is de minimis.

Third Party Service Agreement
The Company services a pool of charged-off consumer accounts on behalf of an unrelated third party. Servicing fees received under this arrangement were $0.5 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively. In February of 2003, the Company elected to return all exhausted receivables to the owner of the portfolios; however, it retained the servicing rights for certain receivables in active work queues and those placed with its attorney network. As a result of this action, the Company anticipates a continued decline in service fee income related to these receivables.

Employment Agreements
In March 2002, the Company entered into employment agreements with two executive officers. Such agreements generally provide for one-year terms with automatic renewals and base compensation aggregating $0.7 million per annum, plus incentive compensation, as defined. The agreements provide for severance payments over periods between one year and one and a half years upon termination without cause, as defined. In addition, the Company entered into an agreement with an employee defining severance payments in the event of a termination or change in control of the Company. Such agreement calls for potential aggregate payments of up to $0.3 million, plus incentive compensation, as defined.

Self Insured Health Benefits
Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40 thousand per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. As of September 30, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.4 million in accrued liabilities in the Company’s unaudited interim condensed consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to September 30, 2004.

Self Insured Workers Compensation Plan
Effective November 1, 2003, the Company established a self-insured workers compensation plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $350 thousand per employee per occurrence, and $1.3 million per year in the aggregate, subject to adjustment as defined. As of September 30, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.4 million in accrued liabilities in the Company’s unaudited interim condensed consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to September 30, 2004.

Forward Flow Agreements
As of September 30, 2004, the Company was committed to a forward flow agreement, which is a contract to purchase charged-off receivables from the seller/originator on a periodic basis at a set price over a specified time period. This forward flow agreement expires on December 31, 2004. The agreement is cancelable by either party upon 60 days written notice without penalty. Forward flow agreements provide the seller certainty on the portfolio pricing and volume of receivables for sale, and likewise provide the buyer with certainty on portfolio price and volume. The typical duration of a forward flow agreement is six to twelve months.

For the nine months ended September 30, 2004, the Company paid $17.7 million for receivables portfolios under multiple forward flow agreements, which represented 31.0% of the $57.2 million in portfolio investments for the nine months ended September 30, 2004. For the nine months ended September 30, 2003 the Company paid $24.4 million for receivable portfolios under a forward flow agreements, which represented 37.9% of the $64.4 million in portfolio investments for that period.

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller

	For the Nine Months Ended September 30,

	2004		2003
	Cost	%	Cost	%
Seller 1	$17,625	30.8%	$ –	0.0%
Seller 2	16,430	28.7%	23,114	35.9%
Seller 3	3,647	6.4%	1,445	2.2%
Seller 4	3,125	5.5%	–	0.0%
Seller 5	2,571	4.5%	–	0.0%
Seller 6	1,647	2.9%	18,484	28.7%
Seller 7	–	0.0%	4,773	7.4%
Seller 8	–	0.0%	4,052	6.3%
Seller 9	–	0.0%	3,865	6.0%
Seller 10	–	0.0%	3,862	6.0%
Other	12,201	21.2%	4,828	7.5%

	57,246	100%	64,423	100%

Adjustments [1]	(357)		(322)

Cost, net	$56,889		$64,101

[1] Adjusted for put-backs, account recalls and replacements.

Index to Form 10Q

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

Summary of Financial Condition, Cash Flows and Earnings

We have significantly improved our balance sheet and in particular, our debt to capital ratio in recent periods. As a result of our recent operating performance and our successful follow-on public offering of 3.0 million shares of our common stock in the fourth quarter of 2003, our stockholders’ equity is $89.7 million as of September 30, 2004, an increase of $56.2 million or 167.4% from the $33.5 million in stockholders’ equity as of September 30, 2003. Moreover, our improved operating cash flow combined with the net proceeds of $30.1 million from our follow-on public offering resulted in an unrestricted cash balance of $44.1 million dollars as of September 30, 2004 and allowed us to reduce our debt balances from $42.6 million as of September 30, 2003 to $34.7 million as of September 30, 2004. Our total liability to equity ratio as of September 30, 2004 was 0.77 to 1.00, a significant improvement over our ratio of 0.94 to 1.00 at December 31, 2003.

Our strong financial condition and sound operating performance has also allowed us to obtain a new $75.0 million Revolving Credit Facility. Unlike our previous facility, the new Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. In addition, this facility carries a lower base rate of interest. Accordingly, as we replace borrowings under our old facility with our new facility, our interest costs should decline significantly and cash flows should further improve.

Our earnings have increased to $0.25 per share as compared to $0.15 per fully diluted share for the quarter ended September 30, 2004 and 2003, respectively. Earnings per fully diluted share amount were $0.75 as compared to $0.73 for the nine months ended September 30, 2004 and 2003, respectively. When compared to fully diluted earnings per share excluding the one time benefit of $0.22 per share earned in the nine months September 30, 2003, earnings per fully diluted share for the nine months ended September 30, 2004 increased 47.1% over the $0.51,.

We attribute these improvements to stronger collections, especially of seasoned portfolios, disciplined purchasing and our multiple collection strategies. We believe that the markets for unsecured charged-off consumer debt are becoming more competitive. This has increased and, we believe, will continue to increase the pricing of portfolios. We are continuing to diversify our acquisition of portfolios into other categories that are somewhat less competitive.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following overview is intended to be a summary of the areas that management believes are important in understanding the results of the quarter. This summary is not intended as a substitute for the detail provided in the following pages or for the unaudited interim condensed consolidated financial statements and notes that appear elsewhere in this document.

Overview
Our business and financial results continued to improve significantly during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. Highlights for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 are as follows:

•	Gross collections increased 22.0% to $59.9 million	•	Revenues increased 57.5%, reaching $46.5 million
•	Operating expenses as a percentage of gross collections increased from 39.7% to 47.3%	•	Net income increased 89.5% to $5.9 million
•	Fully diluted earnings per share increased 66.7% to $0.25

Detailed Discussion
The following table summarizes our collections, revenues, operating expenses, income before taxes, and net income (in thousands, except percentages, and earnings per share):

	Three Months Ended September 30,
	2004	2003	$ Change	% Change

Gross collections	$59,904	$49,096	$10,808	22.0%

Revenue	$46,523	$29,539	16,984	57.5
as a percentage of gross collections	77.7%	60.2%

Operating expenses	$28,315	$19,467	8,848	45.5
as a percentage of gross collections	47.3%	39.7%

Income before taxes	$9,890	$5,190	4,700	90.6
as a percentage of gross collections	16.5%	10.6%

Net income	$5,882	$3,104	2,778	89.5
as a percentage of gross collections	9.8%	6.3%

Fully diluted earnings per share	$0.25	$0.15	0.10	66.7

Collections
Gross collections for the quarter ended September 30, 2004 were $59.9 million compared to gross collections of $49.1 million for the quarter ended September 30, 2003, an increase of $10.8 million or 22.0%. The components of gross collections are as follows (in thousands):

	For the Three Months Ended September 30,

	2004	2003

Investment in receivable portfolios	$58,209	$46,729
Investment in Retained Interest	1,194	1,411
For the benefit of third parties	501	956

Total gross collections	$59,904	$49,096

The $10.8 million increase in gross collections reflects the continued leveraging of those collection channels that do not require a commensurate increase in the number of employees. During the third quarter of 2004, gross collections grew by 22.0% while our workforce grew by 2.8% compared to the quarter ended September 30, 2003. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 18.6% in monthly average collections to $27,300 from $23,000 per average employee during the quarters ended September 30, 2004 and 2003, respectively. Our average monthly gross collections were $20.0 million and $16.4 million during the quarters ended September 30, 2004 and 2003, respectively, while our total employees averaged 731 for the quarter ended September 30, 2004 and 711 for the quarter ended September 30, 2003.

Collections by Type of Portfolio. Our operating cash flows are driven by gross collections. The table below sets forth gross collections summarized by type of portfolio (in thousand, except percentages):

	Three Months Ended September 30,
	2004	2003	$ Change	% Change

Owned credit card portfolios	$50,789	$44,648	$6,141	13.8%
Owned other consumer loans	7,420	2,081	5,339	256.6
Retained Interest	1,194	1,411	(217)	(15.4)
Serviced portfolios	501	956	(455)	(47.6)

Gross collections	$59,904	$49,096	$10,808	22.0

Our improvement in gross collections was the result of purchasing $82.7 million in receivable portfolios since September 30, 2003, increasing our workforce productivity and leveraging our alternative collection channel capabilities.

Collections by Channel. We currently utilize various business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands, except percentages):

	Three Months Ended September 30,

	2004	2003	$ Change	% Change

Collection sites	$29,216	$30,415	$(1,199)	(3.9)%
Legal collections	19,572	9,592	9,980	104.0
Sales	5,644	8,911	(3,267)	(36.7)
Collection agencies	4,627	–	4,627	–
Other	845	178	667	374.7

Gross collections	$59,904	$49,096	$10,808	22.0

Revenues
Total revenues for the quarter ended September 30, 2004 were $46.5 million compared to $29.5 million for the quarter ended September 30, 2003, an increase of $17.0 million, or 57.5%. The increase is primarily from revenue from receivable portfolios, which increased by $16.0 million or 55.0%, to $45.2 million for the quarter ended September 30, 2004 from $29.1 million for the quarter ended September 30, 2003.

Revenue from the retained interest in securitized receivables (the “Retained Interest”) increased by $1.1 million, to $1.2 million for the quarter ended September 30, 2004 from $0.1 million for the quarter ended September 30, 2003. This reflects the recovery of the remaining cost basis in April 2004, after which every dollar of gross collections is recorded entirely as revenue (“Zero Basis Revenue”).

We also derive revenue from fees that we earn on a pool of receivables we service on behalf of an unrelated third party. They amounted to $0.1 million for the quarter ended September 30, 2004 as compared to $0.3 million for the quarter ended September 30, 2003. We anticipate that the stream of service fee income related to these receivables will continue to diminish.

Components of Revenue from our Receivable Portfolios. Revenue related to our investment in receivable portfolios is comprised of two segments: first, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value (“Zero Basis Portfolios”) and therefore every dollar of gross collections is recorded entirely as Zero Basis Revenue. The following table summarizes the revenue recognized from each of these sources for the following periods (in thousands, except percentages):

	For the Three Months Ended September 30,
Components of Revenue	2004	2003	$ Change	% Change

Accrual basis portfolios	$34,461	$23,584	$10,877	46.1%
Weighted average effective interest rate	139.2%	130.8%

Zero Basis Portfolios	$10,725	$5,564	5,161	92.8

Total owned portfolio revenue	$45,186	$29,148	16,038	55.0

Total owned portfolio revenue as an annualized
percentage of our average aggregate investment
in receivable portfolios	182.5%	161.7%

For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool. The total owned portfolio revenue as an annualized percentage of our average aggregate investment in receivable portfolios of 182.5% for the quarter ended September 30, 2004 compares to the 161.7% for the quarter ended September 30, 2003. This rate represents the total yield, including zero basis revenue, on our recorded investment in receivables portfolio.

Changes in the Investment in Receivable Portfolios. The following tables summarize the changes in the balance of our investment in the receivable portfolios and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands, except percentages):

	For the Three Months Ended September 30, 2004
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$91,515	$40	$–	$91,555
Purchases of receivable portfolios	20,966	–	–	20,966
Transfers of portfolios	–	–	–	–
Gross collections	(47,451)	(36)	(10,722)	(58,209)
Basis adjustments	(213)	–	(3)	(216)
Revenue recognized	34,461	–	10,725	45,186

Balance, end of period	$99,278	$4	$–	$99,282

Revenue as a percentage of collections	72.6%	0.0%	100.0%	77.6%

	For the Three Months Ended September 30, 2003
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$75,778	$1,132	$–	$76,910
Purchases of receivable portfolios	19,350	–	–	19,350
Transfers of portfolios	–	–	–	–
Gross collections	(40,868)	(311)	(5,550)	(46,729)
Basis adjustments	(168)	–	(14)	(182)
Revenue recognized	23,584	–	5,564	29,148

Balance, end of period	$77,676	$821	$–	$78,497

Revenue as a percentage of collections	57.7%	0.0%	100.0%	62.4%

Analysis of Changes in Revenue. The following table analyzes the components of the $16.0 million increase in revenue from our receivable portfolios between the three months ended September 30, 2004 and 2003 (in thousands, except percentages):

	For the Three Months Ended September 30,
Variance Component	2004	2003	Change	Variance

Average portfolio balance	$99,058	$72,119	$26,939	$8,809
Weighted average effective interest rate	139.2%	130.8%	8.4%	2,068
Zero basis portfolios				5,161

Total variance				$16,038

On purchases made since mid-2000, our gross collections, in the aggregate, have exceeded expectations. Effective October 1, 2003, we implemented our Unified Collection Score (“UCS”) model on those portfolios that had significant variances from their previous forecast. We utilized UCS to project these remaining cash flows, considering all known data, including recent changes in external customer factors, in addition to all data known when we acquired the accounts. Since October 1, 2003 the Company has used the UCS model to reevaluate 122 portfolios out of a total of 236 portfolios.

During the third quarter of 2004, we revalued 72 portfolios, which resulted in a net increase in the aggregate total estimated remaining collections for those portfolios of $86 thousand or 0.1% as of September 30, 2004. Although the change to total revised collections was relatively small, the revised projected collections changed the timing of the expected cash flows. These revised forecasts resulted in a current quarter increase in accretion revenue of $1.1 million and a related increase in contingent interest expense of $0.5 million. The net impact of these changes in estimates was to increase third quarter pretax income by $0.6 million, net income by $0.4 million and fully diluted earnings per share by $0.02.

The cumulative lifetime impact of the revaluations during the past four quarters was to increase the total estimated collections of the 122 portfolios by $153.8 million over their life. The effect of such revaluations was to increase the multiple of total estimated collections to original purchase price from 2.5x to 3.3x. The resulting accretion percentage over the lifetime of the 122 portfolios increased 9.3 percentage points from 60.2% to 69.5%.

Revenue Trends. Revenue recognized, or accretion, is a composite number based on the actual to date and the future expected performance of each portfolio. Collections are allocated between revenue recognized and cost amortized for each portfolio. Thus, if a portfolio has a 70% revenue recognition rate, 70% of the collections are being reported as revenue and 30% of the collections are reflected as amortization (reduction) of the cost basis of the portfolios.

For revenue recognition purposes, portfolios can be divided into two groups: Accrual Basis Portfolios — those that still have a remaining unamortized basis, and Zero Basis Portfolios — those portfolios for which the cost basis has been completely amortized.

As of September 30, 2004, we have 156 Accrual Basis Portfolios that are further divided into two groups. The first group primarily consists of 56 portfolios bought during the last four quarters. This group had an average life to date ratio of accretion to collections of 51.9% as of September 30, 2004. This reflects the initial conservative valuations that most of these portfolios receive. As these portfolios age, our experience may or may not dictate increasing the total estimated collections. The second group consists of 100 portfolios acquired prior to the fourth quarter of 2003 which have a higher average life to date ratio of accretion to collections of 66.9%. The impact of the revaluations during the past four quarters is primarily seen in this group.

We also have 80 Zero Basis Portfolios, for which each dollar of gross collections from these portfolios is recorded entirely as revenue. The revenue from these portfolios is expected to decline in future quarters as collections from these portfolios diminish over time.

The following table summarizes third quarter and life to date revenue, collections and the percentage of revenue to collections by various types of portfolios (in thousands, except percentages):

	Acquired Within The Last Four Quarters	All Remaining Accrual Basis Portfolios	Total Of All Accrual Basis Portfolios	Zero Basis Portfolios	Total Of All Portfolios

Number of portfolios	56	100	156	80	236

3rd Quarter 2004 revenue	$11,442	$23,019	$34,461	$10,725	$45,186
3rd Quarter 2004 collections	$19,143	$28,332	$47,475	$10,734	$58,209
3rd Quarter 2004 revenue percentage	59.8%	81.2%	72.6%	99.9%	77.6%

Life-to-date revenue	$26,108	$187,143	$213,251	$183,279	$396,530
Life-to-date collections	$50,307	$279,900	$330,207	$246,584	$576,791
Life-to-date revenue percentage	51.9%	66.9%	64.6%	74.3%	68.7%

Our accrual basis portfolios had a revenue to collections percentage of 72.6% during the third quarter of 2004 compared to a life-to-date revenue to collection percentage of 64.6%. The higher revenue to collections percentage in the third quarter is the result of the impact of the UCS revaluations implemented during the year, which increased the collections forecasts for many of our older portfolios, thus increasing the internal rates of returns (accrual rates) for those portfolios (see Note 5 to the unaudited condensed consolidated financial statements). Although the revenue to collections percentage in the third quarter has reached 72.6%, the life-to-date revenue to collections percentage is at 64.6%.

Changes in the Investment in Retained Interest. The following table summarizes the changes in the balance of the Retained Interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands, except percentages):

	For the Three Months Ended September 30,
	2004	2003

Balance, beginning of period	$–	$3,798
Gross collections	(1,194)	(1,411)
Amortization of unrealized gain	–	(97)
Accretion revenue	–	59
Zero Basis Revenue	1,194	–

Balance, end of period	$–	$2,349

Revenue as a percentage of collections	100.0%	4.2%

The annualized effective interest rate for the Retained Interest was 7.5% for the quarter ended September 30, 2003. Collections received after the book value was fully recovered in April 2004 are recognized as Zero Basis Revenue and amounted to $1.2 million during the quarter ended September 30, 2004.

Operating expenses
Total operating expenses were $28.3 million for the quarter ended September 30, 2004, compared to $19.5 million for the quarter ended September 30, 2003, an increase of $8.8 million or 45.5%. Volume-related operating expenses, driven by a 22.0% increase in gross collections, increased by $8.1 million. Operating expenses as a percent of gross collections amounted to 47.3% for the quarter ended September 30, 2004 as compared to 39.7% in the quarter ended September 30, 2003.

Total salaries and benefits as a percentage of gross collections for the quarters ended September 30, 2004 and 2003 were 19.6% and 20.1%, respectively. Total salaries and employee benefits increased by $1.8 million or 18.6% to $11.7 million for the quarter ended September 30, 2004 from $9.9 million for the quarter ended September 30, 2003.

The average number of employees grew modestly by 20 or 2.8% to 731 for the quarter ended September 30, 2004 from 711 for the quarter ended September 30, 2003. Our average compensation and benefits per employee increased by 15.4% for the three months ended September 30, 2004 over the prior year’s third quarter. This increase is the result of a $0.7 million, or a 10.6% increase in salaries and benefits; a $0.7 million or 38.1% increase in bonuses expense reflecting our strong operating performance; and $0.3 million or 87.0% increase in healthcare costs.

Other operating expenses increased approximately $0.3 million, or 7.6%, to $3.7 million for the quarter ended September 30, 2004 from $3.4 million for the quarter ended September 30, 2003. The increase during the quarter ended September 30, 2004, reflects volume related increases in the cost of direct mail campaigns, and volume driven increases in skip tracing costs. The cost of direct mail campaigns decreased 5.7% or $0.1 million to $1.5 million in the third quarter of 2004 from the third quarter of 2003. Skip tracing costs increased 41.1% or $0.1 million to $0.5 million in the third quarter of 2004 from the third quarter of 2003.

The costs of legal collections increased modestly from 41.5% as a percent of gross collections to 42.5% from the third quarter of 2003 to the same quarter in 2004. These are costs of the business channel which is dedicated to collecting those accounts that we have determined to have a high probability of collection, but which require tactics other than telephone or mail solicitation. Gross collections through our legal channel grew by 104.0% or $10.0 million, to $19.6 million for the quarter ended September 30, 2004 as compared to $9.6 million during the quarter ended September 30, 2003. The costs of legal collections amounted to $8.3 million for the quarter ended September 30, 2004 as compared to $4.0 million for the quarter ended September 30, 2003.

Included in the legal costs is a $1.4 million or 233.3% increase in the provision for uncollectible court costs to $2.0 million for the quarter ended September 30, 2004 as compared to $0.6 million for the prior year’s third quarter. The provision is based on our historical analysis of court costs advanced, recovered, and anticipated to recover. The reserve of $7.5 million on court costs advanced of $9.2 million represents those costs that we believe will be ultimately uncollectible as of September 30, 2004.

Collection agency commission totaled $1.7 million for the quarter ended September 30, 2004. These expenses relate to our new channel to outsource collections to third party collection agencies. During the third quarter of 2004 we paid $1.7 million in commissions to third party collection agencies or 35.9% on related gross collections amounting to $4.6 million. We did not employ third party collection agencies during the quarter ended September 30, 2003.

General and administrative expenses increased $0.8 million or 44.3% to $2.5 million from $1.7 million in the quarters ended September 30, 2004 and 2003, respectively. This primarily reflects growth in corporate compliance related costs, which increased $0.7 million or 93.7% to $1.5 million during the third quarter of 2004 as compared to $0.8 million spent during the third quarter of 2003. These costs include corporate insurance expense, SEC reporting fees, legal fees and settlements, accounting fees, and internal audit costs and consulting fees associated with Sarbanes-Oxley compliance.

Depreciation and amortization expense of $0.5 million for each of the quarters ended September 30, 2004 and 2003, respectively, has remained consistent due to continued limited expenditures for capital items during the intervening twelve months.

Interest expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,
	2004	2003	$ Change	% Change

Contingent interest	$7,802	$3,937	$3,865	98.2%
Stated interest on debt obligations	655	805	(150)	(18.7)
Amortization of loan fees and other loan costs	113	161	(48)	(29.9)

Total interest expense	$8,570	$4,903	$3,667	74.8%

Weighted Average Effective Interest Rate	101.0%	46.5%

For the quarter ended September 30, 2004, total interest expense including fees and amortization of other loan costs was $8.6 million on average borrowings for the period of $33.9 million, reflecting a weighted effective annual interest rate of 101.0% for the period. The stated interest on debt obligations amounted to $0.7 million or 7.7% of the total average borrowings of $33.9 million. For the quarter ended September 30, 2003, total interest expense including fees and amortization of other loan costs was $4.9 million on total average borrowings of $42.1 million, reflecting a weighted average effective annual interest rate of 46.5% for the period. The stated interest on debt obligations for the same period amounted to $0.8 million or 7.7% of the average borrowings of $42.1 million.

Under the terms of the Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we share the residual collections from the receivables portfolios, net of our servicing fees, with the lender. The amounts shared with the lender are known as contingent interest. We record the estimated future contingent interest expense proportionately to the revenue accrued for each portfolio over their estimate lives. As the composition of outstanding portfolio debt changes to reflect an increasing number of portfolios where the debt is significantly paid-down or paid-in-full, then the effective interest rates on the remaining aggregate amount of debt outstanding under the Secured Financing Facility become very high.

The fourth quarter of 2004 represents the final quarter in which new acquisitions of credit card portfolios will be financed under this line. Effective January 1, 2005, all such purchases will be financed under our Revolving Credit Facility. As previously discussed in Note 8 to the unaudited condensed consolidated financial statements, this facility carries a lower stated interest rate and does not participate in the sharing of residuals. Therefore, as the portfolios financed under the Secured Financing Facility age, the contingent interest expense is expected to decline over successive quarters.

The following table summarizes the components of the interest rate variance for the periods presented (in thousands, except percentages):

	For the Three Months Ended September 30,
	2004	2003	Volume Variance	Rate Variance	Total Variance

Average debt balance	$33,944	$42,155	$(956)	$–	$(956)
Weighted average effective interest	101.0%	46.5%	–	4,623	4,623

Interest Expense	$8,570	$4,903	$(956)	$4,623	$3,667

Income taxes
We recorded an income tax provision of $4.0 million for the third quarter 2004 as compared to an income tax provision of $2.1 million for the third quarter 2003. The provisions reflect effective tax rates of 40.5% and 40.2% for the three months ended September 30, 2004 and September 30, 2003, respectively. For the third quarter of 2004, the effective tax rate consists primarily of a provision for Federal income taxes of 31.9% (net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus temporary tax differences, and the impact of various changes to the net deferred tax assets of 0.2%. For the third quarter 2003, the effective tax rate consists primarily of a provision for Federal income taxes of 31.3% (net of a benefit for state taxes of 2.7%), a provision for state taxes of 8.0%, and the effect of permanent book versus temporary tax differences, and the impact of various changes to the net deferred tax assets of 0.9%.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following overview is intended to be a summary of the areas that management believes are important in understanding the results of the nine months ended September 30, 2004. This summary is not intended as a substitute for the detail provided in the following pages or for the unaudited interim condensed consolidated financial statements and notes that appear elsewhere in this document.

Overview
Our business and financial results improved significantly during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Highlights for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 are as follows:

•	Gross collections increased 26.9% to $181.3 million	•	Revenues increased 54.0%, reaching $132.5 million
•	Operating expenses increased 39.7% to $77.1 million	•	Net income increased 20.0% to $17.5 million[1]
•	Fully diluted earnings per share increased 2.7% to $0.75	•	Fully diluted earnings per share excluding the one-time 2003 benefit from the settlement of litigation increased 47.1%

[1] Includes a net pre-tax gain of $7.2 million, and a net after-tax gain of $4.4 million related to a litigation settlement during the first quarter of 2003.

Detailed Discussion
The following table summarizes our collections, revenues, operating expenses, income before taxes, and net income (in thousands, except percentages):

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change

Gross collections	$181,301	$142,828	$38,473	26.9%

Revenue	$132,497	$86,052	46,445	54.0
as a percentage of gross collections	73.1%	60.2%

Operating expenses	$77,068	$55,153	21,915	39.7
as a percentage of gross collections	42.5%	38.6%

Income before taxes	$29,172	$24,352	4,820	19.8
as a percentage of gross collections	16.1%	17.0%

Net income	$17,492	$14,579 [1]	2,913	20.0
as a percentage of gross collections	9.6%	10.2%

Fully diluted earnings per share	$0.75	$0.73	0.02	2.7

Fully diluted earnings per share excluding
one-time benefit	$0.75	$0.51	0.24	47.1

[1] Includes a net pre-tax gain of $7.2 million, a net after-tax gain of $4.4 million and $.22 per fully diluted share related to a litigation settlement during the first quarter of 2003.

Collections
Gross collections for the nine months ended September 30, 2004 were $181.3 million compared to gross collections of $142.8 million for the nine months ended September 30, 2003, an increase of $38.5 million or 26.9%. The components of gross collections for the nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	For the Nine Months Ended September 30,

	2004	2003

Investment in receivable portfolios	$176,118	$133,120
Investment in Retained Interest	3,215	5,726
Gross collections for third parties	1,968	3,982

Total gross collections	$181,301	$142,828

The $38.5 million increase in gross collections reflects the continued leveraging of those collection channels that do not require a commensurate increase in the number of employees. Gross collections grew by 26.9% while our workforce grew by 10.1% from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004. Our high collector retention rates coupled with our innovative alternative collection strategies have resulted in an increase of 15.2% in monthly average collections to $27,300 from $23,700 per average employee during the nine months ended September 30, 2004 and 2003, respectively. Our average monthly gross collections were $20.1 million and $15.9 million during the nine months ended September 30, 2004 and 2003, respectively, while our total employees averaged 737 for the nine months ended September 30, 2004 and 669 for the nine months ended September 30, 2003.

Collections by Type of Portfolio. Our operating cash flows are driven by gross collections. The table below sets forth gross collections for the periods indicated summarized by type of portfolio (in thousand, except percentages):

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change

Owned credit card portfolios	$160,580	$128,734	$31,846	24.7%
Owned other consumer loans	15,538	4,386	11,152	254.3
Retained Interest	3,215	5,726	(2,511)	(43.9)
Serviced portfolios	1,968	3,982	(2,014)	(50.6)

Gross collections	$181,301	$142,828	$38,473	26.9

Our improvement in gross collections was the result of purchasing $82.7 million in receivable portfolios since September 30, 2003 and increasing our workforce productivity principally by leveraging our alternative collection channel capabilities.

Collections by Channel. During 2003 and 2004, we utilized nine different business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands, except percentages):

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change

Collection sites	$96,463	$90,570	$5,893	6.5%
Legal collections	51,125	28,228	22,897	81.1
Sales	19,261	21,199	(1,938)	(9.1)
Collection agencies	9,326	–	9,326	–
Other	5,126	2,831	2,295	81.1

Gross collections	$181,301	$142,828	$38,473	26.9

As previously discussed, during the first quarter of 2004, we discontinued one business channel - our rewrite program. These rewritten notes, which were related to accounts throughout our portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accrual basis portfolios and $1.1 million from Zero Basis Portfolios were treated as additional portfolio collections in the first quarter of 2004 for revenue recognition purposes. This is consistent with our historical accounting for collections from the rewritten notes.

Revenues
Total revenues for the nine months ended September 30, 2004 were $132.5 million, compared to $86.1 million for the nine months ended September 30, 2003, an increase of $46.4 million, or 54.0%. The increase is primarily from revenue from receivable portfolios, which increased by $45.5 million or 53.9%, to $129.9 million for the nine months ended September 30, 2004 from $84.4 million for the nine months ended September 30, 2003.

Revenue from the Retained Interest increased by $1.7 million to $2.0 million for the nine months ended September 30, 2004 from $0.3 million for the nine months ended September 30, 2003. This reflects the recovery of the remaining cost basis in April 2004, after which subsequent gross collections totaling $2.0 million were recorded entirely as Zero Basis Revenue.

The fees related to a pool of receivables we service on behalf of an unrelated third party amounted to $0.6 million for the nine months ended September 30, 2004 as compared to $1.4 million for the nine months ended September 30, 2003.

Components of Revenue from our Receivable Portfolios. The following table summarizes the revenue recognized from each of the following sources for the following periods (in thousands, except percentages):

	For the Nine Months Ended September 30,
Components of Revenue	2004	2003	$ Change	% Change

Accrual basis portfolios	$95,764	$73,022	$22,742	31.1%
Weighted average effective interest rate	143.0%	148.6%

Zero Basis Portfolios	$34,119	$11,383	22,736	199.7

Total owned portfolio revenue	$129,883	$84,405	45,478	53.9

Total owned portfolio revenue as an annualized
percentage of our average aggregate investment
in receivable portfolios	193.9%	171.8%

For those portfolios on accrual basis, revenue as a percentage of gross collections increased to 67.8% during the nine months ended September 30, 2004 from 60.7% during the nine months ended September 30, 2003.

The total owned portfolio revenue as an annualized percentage of our average aggregate investment in receivable portfolios of 193.9% for the nine months ended September 30, 2004 compares to the 171.8% for the nine months ended September 30, 2003.

Analysis of Change in Revenue. The following table analyzes the source of the $45.5 million increase in revenue from our receivable portfolio between the nine months ended September 30, 2004 and 2003 (in thousands, except percentages):

	For the Nine Months Ended September 30,

Variance Component	2004	2003	Change		Revenue Variance

Average portfolio balance	$89,313	$65,500	$23,813		$26,548
Weighted average effective interest rate	143.0%	148.6%	(5.6%	)	(3,806)
Zero basis portfolios					22,736

Total variance					$45,478

During the nine months ended September 30, 2004, the change in our estimate of projected collections resulted in a year to date increase in the recognition of accretion revenue of $9.3 million and an increase in the accrual for contingent interest of $3.1 million. The net impact on the first nine months of the changes in our estimate was to increase pretax income by $6.2 million, net income by $3.7 million and fully diluted earnings per share by $0.16. The following table summarizes these changes by quarter (in thousands, except earnings per share):

	Accretion Revenue	Contingent Interest Expense	Pretax Income	Net Income	Earnings per share

1st Quarter 2004	$5,294	$1,784	$3,510	$2,106	$0.09
2nd Quarter 2004	2,985	890	2,095	1,257	0.05
3rd Quarter 2004	1,066	457	609	365	0.02

Changes in the Investment in Receivable Portfolios. The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Nine Months Ended September 30, 2004

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$–	$89,136
Purchases of receivable portfolios	57,246	–	–	57,246
Transfers of portfolios	1,173	(1,173)	–	–
Gross collections	(141,337)	(695)	(34,086)	(176,118)
Basis adjustments	(817)	(15)	(33)	(865)
Revenue recognized	95,764	–	34,119	129,883

Balance, end of period	$99,278	$4	$–	$99,282

Revenue as a percentage of collections	67.8%	0.0%	100.0%	73.7%

	For the Nine Months Ended September 30, 2003

	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total

Balance, beginning of period	$63,253	$915	$–	$64,168
Purchases of receivable portfolios	64,423	–	–	64,423
Transfers of portfolios	(1,458)	1,458	–	–
Gross collections	(120,205)	(1,550)	(11,365)	(133,120)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	–	–	(692)
Basis adjustments	(667)	(2)	(18)	(687)
Revenue recognized	73,022	–	11,383	84,405

Balance, end of period	$77,676	$821	$–	$78,497

Revenue as a percentage of collections	60.7%	0.0%	100.0%	63.4%

Changes in the Investment in Retained Interest. The following table summarizes the changes in the balance of the Retained Interest and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Nine Months Ended September 30,

	2004	2003

Balance, beginning of period	$1,231	$8,256
Gross collections	(3,215)	(5,725)
Amortization of unrealized gain	(36)	(454)
Accretion revenue	16	272
Zero basis revenue	2,004	–

Balance, end of period	$–	$2,349

Revenue as a percentage of collections	62.8%	4.8%

The annualized effective interest rate for the Retained Interest was 7.5% for the nine-month period ended September 30, 2003 and for the period from January 1, 2004 until the cost basis was fully recovered in April of 2004. Collections received after the book value was fully recovered were recognized as Zero Basis Revenue and amounted to $2.0 million during the nine months ended September 30, 2004.

Operating expenses
Total operating expenses were $77.1 million for the nine months ended September 30, 2004, compared to $55.2 million for the nine months ended September 30, 2003, an increase of $21.9 million or 39.7%. Volume-related operating expenses, driven by a 26.9% increase in gross collections, increased by $15.8 million. Operating expenses as a percent of gross collections amounted to 42.5% for the nine months ended September 30, 2004 as compared to 38.6% in the nine months ended September 30, 2003.

Total salaries and benefits as a percentage of gross collections for the nine months ended September 30, 2004 and 2003 were 19.4% and 20.3%, respectively. Total salaries and benefits increased by $6.2 million or 21.3% to $35.2 million for the first nine months of 2004 from $29.0 million for the first nine months of 2003.

The average number of employees grew by 68 or 10.2% to 737 for the nine months ended September 30, 2004 from 669 for the nine months ended September 30, 2003. Our average compensation and benefits per employee increased by 10.1% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. This increase is the result of a $3.2 million or 16.5% increase in salaries and wages; a $1.6 million or 27.4% increase in bonuses expense reflecting our strong operating performance; and $0.9 million or 77.7% increase in healthcare costs.

Our ability to attract and retain skilled employees contributes to our success. The retention rates of our experienced collectors employed at the beginning of the year and who remained employed through the end of the period were 75.7% and 81.7% for the nine months ended September 30, 2004 and 2003, respectively. Inexperienced collectors are defined as those collectors in our training program at the beginning of the year, plus all new hires during the year and who remained employed through the end of the period. The retention rates of inexperienced collectors were 64.8% and 66.0% for the nine months ended September 30, 2004 and 2003, respectively.

Other operating expenses increased $2.1 million, or 24.5%, to $10.5 million for the nine months ended September 30, 2004 from $8.4 million for the nine months ended September 30, 2003. The increase during the nine months ended September 30, 2004 reflects volume-driven increases in the cost of direct mail campaigns and in skip tracing costs. The cost of direct mail campaigns increased 16.4% or $0.6 million to $4.3 million in the first nine months of 2004 compared to the same period in 2003. Skip tracing, credit reporting and scoring costs increased from $1.0 million to $1.5 million in the first nine months of 2004.

Legal collections costs decreased as a percent of gross collections through this channel from 40.7% to 40.2% for the first nine months of 2003 and 2004, respectively. Gross collections through our legal channel grew 81.1% to $51.1 million for the nine months ended September 30, 2004 from the $28.2 million collected during the nine months ended September 30, 2003. The cost of legal collections amounted to $20.5 million for the nine months ended September 30, 2004 as compared to the $11.5 million for the nine months ended September 30, 2003.

The provision for uncollectible deferred court costs increased by $2.3 million to $3.9 million for the nine months ended September 30, 2004 as compared to $1.6 million for the prior year’s same period. The provision is included in the costs of legal collections.

During the first nine months of 2004 we paid $3.2 million in commissions to third party collection agencies on related gross collections amounting to $9.3 million. These expenses relate to our new channel to outsource collections to third party collection agencies. We did not employ third party collection agencies during the nine months ended September 30, 2003.

General and administrative expenses were $6.3 million and $4.7 million for the nine months ended September 30, 2004 and 2003, respectively. Our general and administrative expenses increased by $1.6 million or 32.8%, as compared with the 26.9% increase in gross collections. The increase is primarily a result of the increased costs of corporate compliance, which increased $1.4 million or 67.4% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Depreciation and amortization expense of $1.4 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively, also decreased modestly due to continued limited expenditures for capital items.

Interest expense
The following table summarizes our interest expense for the periods presented (in thousands, except percentages):

	For the Nine Months Ended September 30,

	2004	2003	$ Change	% Change

Contingent interest	$24,851	$10,986	$13,865	126.2%
Stated interest on debt obligations	1,838	2,253	(415)	(18.4)
Amortization of loan fees and other loan costs	140	618	(478)	(77.3)

Total interest expense	$26,829	$13,857	$12,972

Weighted Average Effective Interest Rate	107.8%	42.4%

For the nine months ended September 30, 2004, total interest expense including fees and amortization of other loan costs was $26.8 million on average borrowings for the period of $33.2 million, reflecting an effective annual interest rate of 107.8% for the period. The stated interest on debt obligations amounted to $1.8 million or 7.4% of the total average borrowings of $33.2 million. For the nine months ended September 30, 2003, total interest expense including fees and amortization of other loan costs was $13.9 million on total average borrowings of $43.6 million, reflecting an effective annual interest rate of 42.4% for the period. The stated interest on debt obligations for the same period amounted to $2.3 million or 7.4% of the average borrowings of $43.6 million.

The following table summarizes the components of the interest rate variance for the periods presented (in thousands, except percentages):

	For the Nine Months Ended September 30,

	2004	2003	Volume Variance	Rate Variance	Total Variance

Average debt balance	$33,176	$43,561	$(3,303)	$–	$(3,303)
Weighted average effective interest	107.8%	42.4%	–	16,275	16,275

Interest Expense	$26,829	$13,857	$(3,303)	$16,275	$12,972

Other income and expense
For the nine months ended September 30, 2004, total other income was $0.6 million, compared to $7.3 million for the nine months ended September 30, 2003. We recorded a pretax net gain of $7.2 million in other income during the first quarter of 2003 related to a litigation settlement.

Income taxes
We recorded an income tax provision of $11.7 million and $9.8 million for the nine months ended September 30, 2004 and 2003, respectively. The provision for income tax expense reflects an effective rate of 40.0 % and 40.1% for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the effective rate consists primarily of a provision for Federal income taxes of 31.9% (net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, and the effect of permanent book versus temporary tax differences, less the impact of various changes to the net deferred tax assets of 0.7%. For the nine months ended September 30, 2003, the effective rate consists primarily of a provision for Federal income taxes of 31.3% (net of a benefit for state taxes of 2.7%), a provision for state taxes of 8.0%, and the effect of permanent book versus temporary tax differences, and the impact of various changes to the net deferred tax assets of 0.8%.

Net Income
For the nine months ended September 30, 2004, we recognized net income of $17.5 million compared to net income of $14.6 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we recorded a non-recurring pretax net gain of $7.2 million, and an after-tax net gain of $4.4 million related to a litigation settlement. Net income for the nine months ended September 30, 2004 is $17.5 million, which is 71.4% higher than net income for the same period in 2003, excluding the one-time benefit related to the litigation settlement in the first quarter of 2003.

Supplemental Financial Information
The following table is a reconciliation of generally accepted accounting principles in the United States of America (“GAAP”) income before taxes, net income, fully diluted earnings per share and cash flows from operations to income before taxes, net income, fully diluted earnings per share and cash flows from operations, excluding one-time benefits, and the effects of income taxes with respect to cash flows from operations for the periods presented. We believe that these non-GAAP financial measures provide useful information to investors about our results of operations because the elimination of one-time benefits that are included in the GAAP financial measures results in an enhanced comparability of certain key financial results between the periods presented (in thousands, except per share amounts and percentages):

	Nine Months Ended September 30,

	2004	2003

Income Before Taxes:
GAAP, as reported	$29,172	$24,352
Gain on settlement of litigation[1]	–	(7,210)

Income before taxes, excluding
one-time benefit	$29,172	$17,142

Percentage increase over prior period	70.2%

Net Income:
GAAP, as reported	$17,492	$14,579
Gain on settlement of litigation[1]	–	(4,376)

Net income, excluding
one-time benefit	$17,492	$10,203

Percentage increase over prior period	71.4%

Fully Diluted Earnings Per Share:
GAAP, as reported	$0.75	$0.73
Gain on settlement of litigation[1]	–	(0.22)

Fully diluted earnings per share,
excluding one-time benefit	$0.75	$0.51

Percentage increase over prior period	47.1%

Cash Flow From Operations:
GAAP, as reported	$23,254	$26,060
Income taxes paid	13,295	1,077

Pre-tax cash flows from operations	36,549	27,137
Proceeds from litigation settlement[1]	–	(11,100)
Legal and other costs related to
litigation settlement[1]	–	3,198
Litigation proceeds applied to portfolio[1]	–	692

Pre-tax cash flow from operations	$36,549	$19,927
excluding one-time benefit

Percentage increase over prior period	83.4%

[1] This is the result of a net pretax gain of $7.2 million, a net after-tax gain of $4.4 million, or $0.22 per fully diluted share associated with a litigation settlement during the first quarter of 2003.

Liquidity and Capital Resources

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Nine Months Ended September 30,

	2004	2003	Change

Net cash provided by operating activities	$23,254	$26,060 [1]	$(2,806)
Net cash used in investing activities	(10,389)	(9,470)	(919)
Net cash used in financing activities	(7,346)	(6,459)	(887)
[1]Includes net cash proceeds of $7.2 million related to a litigation settlement.

Our primary cash requirements include the funding of the following:

•	purchase of receivable portfolios;	•	payments of interest on and the principal repayments of debt;
•	operational expenses;	•	purchase of capital assets such as computer equipment;
•	tax payments

We meet our cash requirements by:

•	utilizing our $75.0 million Secured Financing Facility for credit card portfolio purchases through December 31, 2004;	•	utilizing our $75.0 million Revolving Credit Facility for all other asset type of portfolio purchases through December 31, 2004;
•	using cash flows from operating activities	•	utilizing other financing for the acquisition of specific assets such as capital leases;

In addition, we have unrestricted cash amounting to $44.1 million as of September 30, 2004, which would also be available to meet our cash requirements.

The following table summarizes cash and cash equivalents, notes payable, and stockholders’ equity as of the periods presented (in thousands):

	September 30, 2004	December 31, 2003	September 30, 2003

Unrestricted Cash	$44,131	$38,612	$10,883
Notes payable and other borrowings	34,374	41,178	42,058
Stockholders’ equity	89,725	71,371	33,548

Operating Cash Flows
Cash flows from operations decreased by 10.8% or $2.8 million to $23.3 million for the nine months ended September 30, 2004 from $26.1 million for the nine months ended September 30, 2003.

Significant items affecting operating cash flow include the following (in thousands, except percentages):

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change

Gross collections	$181,301	$142,828	$38,473	26.9%
Cash basis operating expenses	(74,569)	(53,199)	(21,370)	40.2
Income tax payments	(13,295)	(1,077)	(12,218)	1,134.4
Interest paid including contingent interest	(19,245)	(15,387)	(3,858)	25.1
Decrease (increase) in restricted cash	(2,706)	2,360	(5,066)	214.7

The period-to-period decrease in operating cash flows was primarily the result of two events. The first event was the recognition in the nine months ended September 30, 2003 of the net proceeds of $7.2 million related to a one-time litigation settlement. The second event is the Company’s resumption of paying federal and state income taxes. Pre-tax cash flow from operations excluding the one-time benefit increased by $16.6 million or 83.4% to $36.5 million from $19.9 million for the first nine months of 2004 and 2003, respectively.

In 2002 and 2003, we were able to fully or partially offset our tax liabilities by utilizing net operating loss carry-forwards generated in prior years. During 2003, we fully utilized our Federal net operating loss carry-forwards. In 2002 and 2003, we utilized our state net operating loss carry forwards with the exception of a California state imposed deferment of our $3.2 million loss carry forward. During 2004, we expect to pay federal and state income taxes at the statutory rates. Therefore in the nine months ended September 30, 2004, and for the first time since 1998, we made substantial tax payments. These payments totaled $13.3 million representing an increase of $12.2 million over tax payments of $1.1 million paid during the nine months ended September 30, 2003.

Total cash basis operating expenses were $74.6 million for the nine months ended September 30, 2004, compared to $53.2 million for the nine months ended September 30, 2003, an increase of $21.4 million or 40.2%. This increase is primarily volume-related, driven by a 26.9% increase in gross collections. Interest payments increased 25.1% or $3.9 million to $19.2 million. See Management’s discussion for a detailed discussion of operating and interest expenses.

Investing Cash Flows
Cash flows used in investing activities increased $0.9 million to $10.4 million for the nine months ended September 30, 2004, from $9.5 million for the nine months ended September 30, 2003. The cash flows used in investing activities for the nine months ended September 30, 2004 are primarily the result of portfolio purchases of $57.2 million offset by gross collection proceeds applied to the principal of the receivable portfolios and the investment in retained interest in the amount of $47.4 million. Cash flows used in investing activities for the nine months ended September 30, 2003 are primarily the result of portfolio purchases of $64.4 million, offset by gross collection proceeds applied to the principal of the receivable portfolios in the amount of $54.2 million.

Our primary investing activity to date has been the purchase of charged-off consumer receivable portfolios. We purchase these portfolios directly from issuers, from resellers, and through brokers that represent various sellers. Purchases affect cash flows in two ways. In periods in which we make portfolio purchases, we generally use our cash flows to fund a percentage of each portfolio’s purchase price. We generally provide 10% under the Secured Financing Facility, 15% under the Revolving Credit Facility, and 100.0% of the purchase price of other non-credit card portfolios purchased prior to June 30, 2004. Subsequent to the purchase, recoveries on the purchased portfolios produce cash flow. We carefully evaluate portfolios and bid only on those that meet our selective targeted return profile.

During the nine months ended September 30, 2004, we invested $57.2 million for portfolios with face values aggregating $2.3 billion for an average purchase price of 2.53% of face value. This compares with the $64.4 million invested during the nine months ended September 30, 2003 to acquire portfolios with a face value aggregating $2.4 billion for an average purchase price of 2.68% of face value.

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

Although it has been increasingly difficult for the past nine months or so to find attractively priced portfolios, our success in closing the July purchase of this sizable, attractively priced portfolio demonstrates the value of our multi-disciplined approach. Our marketing department identified an opportunity that wasn’t on the auction market, worked with our decision science group to analyze it, and then coordinated with our legal team to negotiate and close this complex transaction in a timely fashion.

Of the $57.2 million in portfolio purchases for the nine months ended September 30, 2004, $27.2 million or 47.6% represented alternative, non-credit card portfolios. The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands, except percentages):

Quarter	# of Accounts	Face Value	Purchase Price	Average Purchase Price as a Percentage of Face

Q1 2002	331	$717,822	$13,145	1.83%
Q2 2002	386	514,591	10,478	2.04
Q3 2002	752	981,471	21,002	2.14
Q4 2002	380	591,504	17,900	3.03
Q1 2003	380	589,356	18,803	3.19
Q2 2003	982	1,177,205	26,270	2.23
Q3 2003	341	640,197	19,350	3.02
Q4 2003	332	881,609	25,411	2.88
Q1 2004	400	786,398	17,248	2.19
Q2 2004	296	758,877	19,031	2.51
Q3 2004	365	721,237	20,967	2.91

The following table summarizes the types of charged-off consumer receivable portfolios we have purchased for the periods presented (in thousands):

	Nine Months Ended September 30,

	2004	2003

Credit Card	$30,021	$60,324
Auto deficiency	7,112	3,336
Consumer loan	17,542	763
Consumer telecom	2,571	–

	$57,246	$64,423

Purchasing Market Outlook
In general, the increased competition in the purchase market results in an increasing number of deals at market clearing prices which are squeezing the fundamental profitability of our business. This is a complicated business and success comes from the discipline of buying right, and also collecting well at a reasonable expense ratio.

Encore’s success and that of our public competitors has been visible for all to see. In addition, the success of some of our larger private competitors has also become well known. In the natural business cycle, this success has attracted a large amount of investment capital into the business, much of which has flowed into companies that have a different type of business model than we and our better-known competitors employ. With this inflow of capital, we have seen a significant increase in the pricing of portfolios to levels that we believe, will generate marginally acceptable returns on investment. This assessment is based on the expertise we have developed in evaluating future collections of portfolios. We expect that over time, many of these new entrants to the market, whose business model may be based on less than a multi-disciplined approach to purchasing and collecting, will not generate the returns they anticipated. This may then reduce their ability to access capital and potentially may require them to sell their remaining portfolios and exit the market. If and when this occurs, prices should return to justifiable levels and the results oriented companies should again be driving the market. Our multi-disciplined approach to purchasing places us in a strategically advantageous position to capitalize on such an event.

Maintaining our purchasing discipline has and may continue to limit the volume of purchases we are willing to acquire in the short run. That may in turn limit the near-term growth in our earnings.

Purchase Concentrations. The following table summarizes the concentration of our purchases by seller by year as sorted by total aggregate cost for the periods presented (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	Q3 YTD 2004		FY 2003		FY 2002		FY 2001		FY 2000		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%

Seller 1	$16,430	28.7	$30,420	33.9	$20,223	32.4	$13,222	33.9	$–	$–	$80,295	31.4
Seller 2	1,647	2.9	23,614	26.3	5,214	8.3	2,463	6.3	–	–	32,938	12.9
Seller 3	–	–	3,862	4.3	23,463	37.5	2,292	5.9	–	–	29,617	11.6
Seller 4	17,625	30.8	–	–	–	–	–	–	–	–	17,625	6.9
Seller 5	–	–	–	–	3,780	6.0	8,871	22.7	–	–	12,651	5.0
Seller 6	–	–	9,458	10.5	–	–	–	–	–	–	9,458	3.7
Seller 7	–	–	6,364	7.1	–	–	–	–	–	–	6,364	2.5
Seller 8	–	–	4,773	5.3	–	–	1,167	3.0	–	–	5,940	2.3
Seller 9	3,125	5.5	–	–	–	–	–	–	–	–	3,125	1.2
Seller 10	2,571	4.5	–	–	–	–	–	–	–	–	2,571	1.0
Other	15,848	27.6	11,343	12.6	9,845	15.8	11,015	28.2	6,911	100.0	54,962	21.5

	57,246	100.0	89,834	100.0	62,525	100.0	39,030	100.0	6,911	100.0	255,546	100.0

Adjustments[1]	(357)		(911)		(1,018)		(838)		(758)		(3,882)

Cost, net	$56,889		$88,923		$61,507		$38,192		$6,153		$251,664

[1]Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

Note: For summary of concentration of initial purchase cost by seller for the nine months ended September 30, 2004 and 2003.

Collections to Purchase Price Multiple. The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Cumulative Collections through September 30, 2004
	Purchase Price[1]	<1999	1999	2000	2001	2002	2003	Q3 YTD 2004	Total[2]	CCM[3]

<1998	$41,117	$34,690	$27,013	$26,926	$22,545	$15,007	$7,546	$3,661	$137,388	3.3

1999	48,714		7,864	21,299	19,174	16,259	9,207	7,066	80,869	1.7

2000	6,153			5,489	7,172	4,542	6,679	1,908	25,790	4.2

2001	38,192				21,197	54,184	33,072	22,440	130,893	3.4

2002	61,507					48,322	70,227	49,103	167,652	2.7

2003	88,923						59,038	68,690	127,728	1.4

2004	56,889							26,465	26,465	0.5

Total	$341,495	$34,690	$34,877	$53,714	$70,088	$138,314	$185,769	$179,333	$696,785	2.0

[1]Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]Cumulative collections through September 30, 2004
[3] Cummulative Collections Multiple (“CCM”) - collections to date as a multiple of purchase price

On portfolios purchased since May of 2000, we have been able to exceed our targeted collections to adjusted purchase price ratio, however the impact of recent purchases during this period of higher purchase prices may cause this multiple to decline.

Investment in Capital Expenditures. Capital expenditures for fixed assets acquired with internal cash flow were $1.4 million for the nine months ended September 30, 2004, and $0.6 million for the nine months ended September 30, 2003.

Financing Cash Flows
Net cash used in financing activities was $7.4 million during the nine months ended September 30, 2004 as compared to $6.5 million during the nine months ended September 30, 2003. This increase reflected $44.1 million in repayment of principal during for the nine months ended September 30, 2004, which was offset by borrowings of $37.3 million to fund new portfolio purchases during the nine months ended September 30, 2004. For the nine months ended September 30, 2003, we financed $56.5 million to fund new portfolio purchases and repaid $62.2 million of principal.

During the nine months ended September 30, 2004, we purchased $27.2 million in non-credit card portfolios (consisting of unsecured consumer loans, auto loan deficiencies, and consumer telecom debt), of which $10.3 million was financed through our Revolving Credit Facility. Of the $4.1 million in non-credit card portfolios that we purchased during the nine months ended September 30, 2003, $1.3 million was funded utilizing our Secured Financing Facility. The remaining $2.8 million was funded utilizing our Secured Financing, which does not require us to share residual collections on these portfolios and which was repaid in full on September 30, 2004. Collections related to all portfolios of non-credit card portfolios amounted to $15.5 million and $4.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Through the December 31, 2004 expiration date of our Secured Financing Facility, we are required to give our lender the opportunity to fund all of our purchases of charged-off credit card receivables.

From the inception of the Secured Financing Facility through September 30, 2004, we purchased portfolios utilizing this facility with an aggregate purchase price of $213.3 million and a total face value of $8.0 billion, financing an aggregate total $191.3 million through this facility. As of September 30, 2004, there was $25.1 million in principal outstanding, which represents 13.1% of the original credit amount drawn under the facility. During the nine months ended September 30, 2004, we paid $41.8 million in principal, $1.6 million in interest, and $17.3 million in contingent interest pursuant to the residual collections sharing arrangement under the Secured Financing Facility. The Secured Financing Facility is collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $71.6 million as of September 30, 2004.

The following table summarizes our repayment of debt related to our receivable purchases under the Secured Financing Facility for the following periods as of September 30, 2004 (in millions, except percentages):

Period	Secured Financing Facility Original Borrowings	Remaining Balance as of September 30, 2004	Percent of Original Borrowings Remaining

2001	$35.0	$0.0	0.0%
2002	54.3	0.0	0.0
Q1 2003	17.0	0.3	1.7
Q2 2003	22.0	1.7	7.9
Q3 2003	15.8	2.6	16.6
Q4 2003	20.2	5.5	27.3
Q1 2004	7.0	3.4	48.9
Q2 2004	12.1	5.5	45.3
Q3 2004	7.9	6.1	76.6

Total	$191.3	$25.1	13.1%

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of September 30, 2004 (in thousands):

	Payments Due by Period

	Total	Less than 1 Year	2 — 3 Years	4 — 5 Years	More Than 5 Years

Capital lease obligations	$306	$188	$118	$–	$–
Operating leases	11,460	1,185	2,567	1,919	5,789
Employment agreements	441	441	–	–	–
Secured Note	152	77	75	–	–
Debt - variable principal payments	34,222	24,488	9,734	–	–

Total contractual cash obligations	$46,581	$26,379	$12,494	$1,919	$5,789

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivables portfolios; however, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. Repayments under our Revolving Credit Facility are also predicated on our cash collections from the underlying secured receivables portfolios. The table reflects the repayment of the loans under these facilities based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments.

We are in compliance with all covenants under our financing arrangements, and we have achieved eleven consecutive quarters of positive net income. We believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $44.1 million as of September 30, 2004, and $49.9 million and $65.9 million in availability as of September 30, 2004 under our Secured Financing Facility and Revolving Credit Facility, respectively, to fund operations for at least the next 12 months.

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

Based on their most recent evaluation, which was completed as of September 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the nine months ended September 30, 2004, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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
  We rely on a forward flow purchase arrangement and a significant seller to provide sufficient quantities of receivables for our purchase;
  We may not be able to collect sufficient amounts on our receivables to recover our costs and fund our operations;
  We use estimates in our accounting and our earnings will be reduced if actual results were less than estimated. Specifically, the statistical model we use to project remaining cash flows from our receivables portfolios may prove to be inaccurate, which could result in reduced revenues if we do not achieve the collections forecasted by our model;
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
  We will be required, effective January 1, 2005, to change how we account for under performing receivable portfolios, which would have an adverse effect on our earnings;
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
  We may not be able to adequately protect the intellectual property rights upon which we rely; and
  We have to engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest.

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

On December 5, 2003, we were served with a complaint filed on May 16, 2003 by plaintiff Paul Michael Cox in the Superior Court for the County of San Diego, California against our wholly owned subsidiaries Midland Acquisition Corporation (“MAC”) and Midland Credit Management, Inc. (“Midland”). The plaintiff sought to enforce against MAC and Midland a $2.2 million default judgment obtained in another state against an unrelated company. The action against the unrelated company was filed several months after MAC had acquired that company’s operating assets in an arms-length transaction. The plaintiff alleged that MAC and Midland were liable for the judgment on the theory of successor corporation liability. We believe the claims were without merit. During the quarter ended September 30, 2004, this matter was settled for an immaterial amount.

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, its underwriters and certain individuals, including several of the Company’s officers and directors, alleging defamation, intentional and negligent infliction of emotional distress, intentional interference with contractual relations, breach of contract and breach of the covenant of good faith and fair dealing arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in August 2003 and alleged to be included in the Company’s Registration Statement on Form S–3 originally filed in May 2004. The complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants as a result of the alleged conduct, in addition to attorneys’ fees. To date, the Company has not been served with the complaint. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, based on currently available information, including the possible availability of insurance and legal defenses available to the Company, management does not believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Index to Form 10Q

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 1 dated as of September 15, 2004 to Credit Agreement dated as of June 30, 2004 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and Bank One, NA as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2004)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

(b)	Reports on Form 8-K.

On July 2, 2004 the Company filed a Current Report on Form 8-K that reported the closing of a new $75 million syndicated, three-year revolving credit facility to be utilized for the purpose of purchasing portfolios of receivables and for working capital needs, and that included information under Items 5 and 7 of such form.

On August 3, 2004 the Company furnished a Current Report on Form 8-K that contained a press release announcing the Company's financial results for the quarter ended June 30, 2004 and that included information under Item 12 of such form.

On September 16, 2004 the Company filed in part and furnished in part a Current Report on Form 8-K reporting pursuant to Item 1.01 of such form that the Company had entered into an amendment to its $75 million syndicated, three-year revolving credit facility to increase the volume of non-credit card portfolios that the Company may purchase during 2004. Also furnished pursuant to Item 7.01 was a copy of a slide presentation given by Carl C. Gregory, III, President and Chief Executive Officer, and Barry R. Barkley, Executive Vice President and Chief Financial Officer, at the Roth Capital Partners Conference on September 14, 2004 in New York, New York.

Index to Form 10Q

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC. By: /s/ Barry R. Barkley —————————————— Barry R. Barkley Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:     October 28, 2004

Index to Form 10Q

Exhibit 31.1

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Carl C. Gregory, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 28, 2004	By: /s/ Carl C. Gregory, III Carl C. Gregory, III President & Chief Executive Officer

Index to Form 10Q

Exhibit 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Barry R. Barkley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 28, 2004	By: /s/ Barry R. Barkley Barry R. Barkley Chief Financial Officer

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III
——————————————
Carl C. Gregory, III
Chief Executive Officer

October 28, 2004

/s/ Barry R. Barkley
——————————————
Barry R. Barkley
Chief Financial Officer

October 28, 2004

A signed original of this written statement required by Section 906 has been provided to
Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.