Form 10-K
period 2004-12-31
ENCORE CAPITAL GROUP INC
filed 2005-03-03
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File Number 000-26489

_________________

ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

_________________

Delaware (State or Other Jurisdiction of Incorporation or Organization)	48-1090909 (I.R.S. Employer Identification No.)

8875 Aero Drive, Suite 200, San Diego, CA (Address of Principal Executive Offices)	92123 (Zip Code)

(877) 445-4581
(Registrant’s Telephone Number, Including Area Code)

_________________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 10,455,392 shares was $138,115,728 at June 30, 2004 based on the closing price of the Common Stock of $13.21 per share on such date, as reported by the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding at February 14, 2005 was 22,245,174.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of shareholder to be held in 2005, are incorporated by reference in Items 11, 12, 13, 14 of Part III of this Form 10-K

PART I

Item 1 — Business

An Overview of Our Business

Nature of Business
Encore Capital Group, Inc. together with its subsidiaries (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment. The receivable portfolios we purchase consist primarily of unsecured, charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties.

We have been in the collection business for 51 years and started purchasing portfolios for our own account approximately 14 years ago. We purchase charged-off credit card receivables and, to a lesser extent, other consumer receivables, including auto loan deficiencies and general consumer loans. From our inception through December 31, 2004, we have invested over $387.3 million to acquire 8.9 million consumer accounts with a face value of approximately $16.2 billion.

We have established certain relationships with credit card issuers, other lenders and resellers that allow us to purchase portfolios directly through negotiated transactions, and we participate in the auction-style purchase processes that typify our industry. In addition, we enter into “forward flow” arrangements in which we agree to buy receivables that meet agreed upon parameters over the course of the contract term. Since mid-2000, we have purchased pools of consumer receivables from approximately forty credit originators and resellers.

We evaluate each portfolio for purchase using our proprietary valuation and underwriting processes developed by our in-house team of statisticians. Unlike many of our competitors, which we believe often base their purchase decisions primarily on numerous aggregated portfolio-level factors, including the lender/originator, the type of receivables to be purchased, or the number of collection agencies the accounts have been placed with previously, we base our purchase decisions primarily on our analysis of the specific accounts included in a portfolio. Based upon this analysis, we determine a value for each account, which we aggregate to produce a valuation of the entire portfolio. We believe this capability allows us to perform more accurate valuations of receivables portfolios. In addition, we have successfully applied this methodology to other types of receivables, such as auto loan deficiencies and consumer loans.

After we purchase a portfolio, we continuously refine our analysis of the accounts to determine the best strategy for collection. As with our purchase decisions, our collection strategies are based on account level criteria. Our collection strategies include:

  outbound calling, driven by proprietary predictive software, by our own sizable collection workforce located at our two call centers;
  the use of a nationwide network of collection attorneys to pursue legal action where appropriate;
  the use of multiple third party collection agencies;
  direct mail campaigns coordinated by our in-house marketing group;
  the transfer of accounts to a credit card provider, generating a payment to us; and
  the sale of accounts where appropriate.

Investors wishing to obtain more information about Encore Capital Group, Inc. may access our Internet site (www.encorecapitalgroup.com) that allows access to relevant investor related information such as SEC filings, analyst coverage and earnings estimates, press releases, featured articles, an event calendar, and frequently asked questions.

Our Strengths
Empirically Based and Technology-Driven Business Processes. We have assembled a team of statisticians, business analysts and software programmers that have developed and continually enhance proprietary valuation models, software and other business systems that guide our portfolio purchases and collection efforts. Our information technology department has developed and continually updates sophisticated software that manages the movement of data, accounts and information throughout the company. These proprietary systems give us the flexibility, speed and control to capitalize on business opportunities.

Account-Based Portfolio Valuation. We analyze each account within a portfolio presented to us for purchase to determine the likelihood and expected amount of payment. We utilize an internally developed valuation process based on a set of proprietary statistical models that predict behavior at the consumer level. Individual consumer characteristics are weighted according to the models, the expectations for each account are then aggregated to arrive at a portfolio-level liquidation assessment and a valuation for the entire portfolio is made. Our valuations are derived in large part from information accumulated on approximately 6.4 million accounts acquired since mid-2000, supplemented by external data purchased from data providers.

Dynamic Collections Approach. Over the past three years, we have dramatically reduced our dependence on general outbound calling by expanding our collection strategies. Moreover, because the status of individual debtors changes continually, once each quarter we re-analyze all of our accounts with refreshed external data, which we supplement with information gleaned from our own collection efforts. We change our collection method for each account accordingly.

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

Our Strategy
To enhance our position in the industry, we have implemented a business strategy that emphasizes the following elements:

Implement and Refine New and Existing Collection Channels. We continually refine our collection processes, and evaluate new collection strategies, such as strategic outsourcing, to further supplement our traditional call center approach. We believe that our multiple and dynamic approach to collections increases our opportunity to achieve enhanced returns on our investments.

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

Consider Complementary Acquisitions. We intend to actively pursue acquisitions of complimentary companies to expand into new markets, add capacity in our current business, or leverage our knowledge of the distressed consumer.

Acquisition of Receivables
Typically, receivables portfolios are offered for sale through a general auction, “forward-flow” contract or direct negotiation. A “forward-flow” contract is a commitment to purchase a defined volume of accounts from a seller for a period of typically 3 to 12 months. We believe long-term success is achieved by combining a diverse sourcing approach with an account level scoring methodology and a disciplined evaluation process.

Identify purchase opportunities. We employ a team of sales professionals who maintain relationships with the largest credit grantors in the United States. Their role is to identify purchase opportunities and secure, if possible, exclusive negotiation rights for Encore.

Analyze paper- account level analytics. Once a portfolio acquisition is identified, our internal modeling team analyzes information provided by the seller and other external sources, if appropriate, to determine the expected value of each potential new customer. The expected value of each individual consumer is aggregated into a total portfolio value.

Maintain purchasing discipline. We continue to see increased levels of capital entering the purchase market. This has caused a general increase in portfolio pricing. It is our belief that many of these new entrants will ultimately have difficulty generating adequate returns, given the increase in portfolio pricing, and will ultimately leave the market. We believe that this should relieve some of the recent pricing pressures. During the period of escalating pricing, we will continue to remain focused on making purchasing decisions based on sound quantitative and qualitative analysis.

Collection Strategies
We expand upon the insights created during our purchasing process when building account management strategies. Our proprietary consumer level collectability analysis is the primary determinant of whether an account is actively worked post-purchase. Throughout our ownership period, we continuously refine this analysis to determine the most effective collection strategy to pursue for each account. These strategies consist of:

  Call Centers. We maintain inbound and outbound collection call centers in San Diego and Phoenix. Our collections department is divided into groups each consisting of three collection managers supervising approximately 36 collectors. Collectors are trained to use a friendly, but firm approach to assess the willingness of the customer to pay. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual's ability to pay. In some cases, collectors advise the debtors of alternative sources of financing to pay off their debt, such as a home equity line of credit. In cases where a payment plan is developed, collectors encourage debtors to pay through automatic payment arrangements.

  Legal Action. We generally outsource those accounts where it appears the debtor is able, but is unwilling to pay. We utilize lawyers that specialize in collection matters, paying them a contingency fee on amounts collected. This process is managed by our Legal Outsourcing Department. Prior to sending accounts to a law firm, a specialized internal group of collectors, "Recovery Collectors," communicates to the debtor our intention to have a lawyer evaluate the suitability of the account for litigation if payment arrangements cannot be established.

  Third Party Collection Agencies. In 2004, we employed a strategy that uses contingency collection agencies, which receive a contingency fee for each dollar collected, to pursue accounts that generally have low liquidation expectations, such as, accounts with small balances or with limited consumer contact information.

  Direct Mail. We have an in-house marketing team that develops innovative mail campaigns. The mail campaigns generally offer debtors targeted discounts on their balance owed to encourage settlement of their accounts and provide us with a low cost recovery method. This allows us to actively penetrate the segment of the portfolio that would not qualify for our outbound calling or legal action strategies.

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

  Account Balance Transfer. We may transfer to our credit card partner accounts for which this approach offers the highest opportunity for success. The credit card partner may offer the debtor the opportunity to establish new credit and transfer the balance on a credit card. If the account is transferred we receive an agreed-upon payment.

  Skip Tracing. If a debtor's phone number proves inaccurate when a collector calls an account, or if current contact information for a debtor is not available at the time of account purchase, then the account is automatically routed to our database skip tracing process. We currently use eight different companies to provide phone numbers and addresses. We are able to process large volumes of accounts in a relatively short period of time.

  Inactive. For accounts where the prospects of collection seem remote - for example, the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased - no collection method of any sort is assigned at that time. We use our collection resources wisely and efficiently by not deploying resources on accounts where the prospects of collection are remote.

Competition
The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies, financial services companies, and an increasing number of well funded new entrants with limited experience in our industry. We also compete with traditional contingency agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivables portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivables portfolios, have continued to diversify into third party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivables portfolios, our ability to be a reliable funder of prospective portfolio purchases, and the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in establishing the price and terms of the sale of credit card accounts.

Government Regulation
In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements, and are in compliance with all material government regulations.

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes establish specific guidelines and procedures, which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. In addition to the FDCPA, significant federal laws applicable to our business include the following:

Truth-In-Lending Act;	Electronic Funds Transfer Act;
Fair Credit Billing Act;	U.S. Bankruptcy Code;
Equal Credit Opportunity Act;	Gramm-Leach-Bliley Act; and
Fair Credit Reporting Act;	Regulations that relate to these Acts

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

Recently enacted state and federal laws concerning identity theft, privacy, the use of automated dialing equipment and other laws related to debtors and consumer protection impose requirements or restrictions on collection methods or our ability to enforce and recover certain debts. These requirements or restrictions could adversely affect our ability to enforce the receivables.

The laws described above, among others, as well as any new laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to the receivables.

Employees
As of December 31, 2004, we had 705 employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Item 2 – Properties

We service our customers from two facilities. Our larger facility is located in Phoenix, Arizona. We lease the Phoenix facility, which is approximately 62,000 square feet, for a current monthly amount of $28,000. This lease expires in 2008. We also lease a 51,000 square foot facility in San Diego, California, which contains additional collection operations and also serves as our corporate headquarters. The lease on this facility commenced in October 2004, has an initial term of 10.5 years with two renewable 5-year options at approximately fair market value, and provides for escalating monthly payments ranging from $62,900 to $94,500.

Item 3 — Legal Proceedings

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in our Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. We believe the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, we do not believe currently that this matter will have a material adverse effect on our consolidated financial position or results of operations.

The FDCPA and comparable state statutes may result in class action lawsuits, which can be material to our business due to the remedies available under these statutes, including punitive damages. We have recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. We are aware of approximately 10 cases styled as class actions that have been filed against the Company, although we have not been served in all of these cases. To date, no class has been certified in any of these cases. We believe that these cases are without merit and intend to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes.

There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by us or our employees. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to us, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position or results of operations in any future reporting periods.

Item 4 – Submission of Matters to a Vote of Securities Holders

None.

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

The high and low closing sales prices of the common stock, as reported by Nasdaq Stock Market’s National Market and the OTC Electronic Bulletin Board for each quarter during our two most recent fiscal years are reported below:

	Market Price

	High	Low
Fiscal Year 2003
First Quarter	$1.60	$1.05
Second Quarter	$9.70	$1.60
Third Quarter	$14.40	$8.99
Fourth Quarter	$15.10	$11.85

Fiscal Year 2004
First Quarter	$17.35	$13.82
Second Quarter	$18.00	$12.81
Third Quarter	$19.88	$13.30
Fourth Quarter	$26.73	$17.83

The closing price of our common stock on March 1, 2005 was $20.30 per share and there were 106 holders of record, including 81 NASD registered broker/dealers that held 9,338,396 shares on behalf of their clients.

Dividend Policy
As a public company, we have never declared or paid dividends on our common stock. However, the declaration, payment and amount of future dividends, if any, is subject to the discretion of our board of directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our $75.0 million Revolving Credit Facility, we are permitted to declare and pay dividends in an amount not to exceed, during any fiscal year, 20% of our audited consolidated net income for the then most recently completed fiscal year, so long as no default or unmatured default under the facility has occurred and is continuing or would arise as the result of the dividend payment. The Secured Financing Facility requires us to meet and maintain certain financial covenant and other requirements; if we fail to meet those requirements, our ability to make dividend payments is restricted. We may also be subject to additional dividend restrictions under future financing facilities.

Item 6 — Selected Consolidated Financial Data

This table presents selected historical financial data of Encore. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data” in the table below), as of December 31, 2002, 2001, and 2000 and for the years ended December 31, 2001 and 2000, were derived from our audited consolidated financial statements not included in this report. The Selected Operating Data are derived from the books and records of Encore.

The selected historical financial data, except for Selected Operating Data, as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002, were derived from our audited consolidated financial statements included elsewhere in this report. (In thousands, except per share, percentages, and personnel data):

	As Of And For The Years Ended December 31,

	2004	2003		2002		2001	2000
Revenues
Revenue from receivables portfolios¹	$175,296	$115,575		$80,961		$32,581	$15,434
Revenue from retained interest	2,487	307		5,707		9,806	11,679
Servicing fees and related revenue	692	1,620		3,712		5,458	9,447

Total revenues	178,475	117,502		90,380		47,845	36,560

Operating expenses
Salaries and employee benefits	47,193	39,286		35,137		27,428	23,423
Other operating expenses	13,645	11,335		7,934		5,708	6,211
Cost of legal collections	28,202	15,827		11,028		5,457	129
Collection agency commissions	4,786	-		-		-	-
General and administrative expenses	9,212	6,509		6,314		5,750	5,458
Restructuring charges	-	-		-		-	1,388
Provision for portfolio losses	-	-		1,049		-	20,886
Depreciation and amortization	1,951	2,023		2,453		2,481	2,154

Total operating expenses	104,989	74,980		63,915		46,824	59,649

Income (loss) before interest,
other income, and income taxes	73,486	42,522		26,465		1,021	(23,089)
Interest expense	(35,330)	(20,479)		(18,592)		(10,945)	(7,829)
Other income (expense), net	690	7,380	²	213		208	(69)

Income (loss) before income taxes	38,846	29,423		8,086		(9,716)	(30,987)
(Provision for) benefit from income taxes	(15,670)	(11,003)		5,703	³	(1,149)	7,257

Net income (loss)	23,176	18,420		13,789		(10,865)	(23,730)
Preferred stock dividends	-	(374)		(440)		-	-

Net Income (loss) available
to common stockholders	$23,176	$18,046		$13,349		$(10,865)	$(23,730)

	As Of And For The Years Ended December 31,

	2004	2003	2002	2001	2000
Earnings (loss) per common share:
Basic	$1.05	$1.65	$1.82	$(1.52)	$(3.20)
Diluted	$0.99	$0.88	$0.84	$(1.52)	$(3.20)
Weighted-average shares outstanding:
Basic	22,072	10,965	7,339	7,161	7,421
Diluted	23,481	20,873	16,459	7,161	7,421

Cash flow data:
Cash flows provided by (used in):
Operating	$36,412	$33,971	$24,690	$8,853	$(15,831)
Investing	$(50,157)	(19,472)	(11,158)	(21,773)	12,399
Financing	$24,864	23,361	(14,192)	13,444	3,968

Selected operating data:
Purchases of receivables portfolios, at cost	$103,374	$89,834	$62,525	$39,030	$6,911 [4]
Gross collections for the period	$234,676	$190,519	$148,808	$83,051	$66,117
Average active employees for the period	728	679	573	538	554
Gross collections per average active
employee for the period	$322	$281	$260	$154	$119

Consolidated statements
of financial condition data:
Cash	$49,731	$38,612	$752	$1,412	$888
Restricted cash	3,432	842	3,105	3,053	2,468
Investment in receivables portfolios	137,963	89,136	64,168	47,001	25,969
Investment in retained interest	-	1,231	8,256	17,926	31,616
Total assets	201,142	138,285	89,974	77,711	71,101
Accrued profit sharing arrangement	20,881	12,749	11,180	2,378	-
Total debt	66,828	41,638	48,033	70,451	55,503
Total liabilities	105,127	66,914	70,432	80,069	61,022
Total stockholders’ equity (deficit)	96,015	71,371	19,542	(2,358)	10,079

[1]Includes gains from whole portfolio sales totaling $0.3 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively.
[2]Reflects a non-recurring net pre-tax gain totaling $7.2 million, recognized in the first quarter of 2003 upon settlement of a lawsuit against the seller of certain accounts. This resulted in an after tax net gain of $4.4 million or $0.21 per share on a fully diluted basis.
[3]Reflects a benefit totaling $9.9 million or $0.60 per share on a fully diluted basis, recognized in 2002 resulting from our reinstatement of our net deferred tax asset.
[4]Includes $2.0 million in receivables portfolios purchased as part of an acquisition.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Our business and financial results improved significantly during the year ended December 31, 2004 as compared to prior years. Highlights for the year ended December 31, 2004 as compared to the year ended December 31, 2003 are as follows:

  Gross collections increased 23.2% to $234.7 million
  Revenues increased 51.9% to $178.5 million
  Net income increased 25.8% to $23.2 million

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

We have significantly improved our financial position as a result of our recent operating performance and our successful follow-on public offering of 3.0 million shares of our common stock in the fourth quarter of 2003. Our stockholders’ equity was $96.0 million as of December 31, 2004, an increase of $76.5 million from the $19.5 million in stockholders’ equity as of December 31, 2002. Moreover, our improved operating cash flow combined with the net proceeds of $30.1 million from our follow-on public offering resulted in an unrestricted cash balance of $49.7 million dollars as of December 31, 2004 and have allowed us to repay significant amounts of principal on our debt facilities during the past three years. We repaid $53.3 million, $85.5 million and $79.7 million in principal during the years ended December 31, 2004, 2003 and 2002, respectively.

Our strong financial condition and sound operating performance have also allowed us to obtain a new $75.0 million Revolving Credit Facility. Unlike our previous facility, the new Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. In addition, this facility carries a lower base rate of interest. Accordingly, as we replace borrowings under our old facility with our new facility, our interest costs should decline.

Purchasing Market Outlook
In general, the increased competition in the purchase market results in an increasing number of deals at prices which are reducing the profitability of our business. This is a complicated business and success only begins by purchasing portfolios at the right price. It also requires collecting well at a reasonable expense ratio.

Recently, our industry has attracted a large amount of investment capital. With this inflow of capital, we have seen a significant increase in the pricing of portfolios to levels that we believe will generate marginally acceptable returns on investment. As an example, despite bidding significantly more for an annual forward flow arrangement that we had maintained for several years, we were out bid for the 2005 contract and have been replacing this contract with individual porfolio purchases. We expect that over time, many recent entrants to the market, whose business model may be based on less than a multi-disciplined approach to purchasing and collecting, will not generate the returns they anticipated. This may then reduce their ability to access capital and potentially may require them to sell their remaining portfolios and exit the market. If and when this occurs, we believe that prices should return to justifiable levels. We believe that our multi-disciplined approach to purchasing places us in a strategically advantageous position to capitalize on such an event.

Results of Operations

Results of operations in dollars and as a percentage of net revenue were as follows (in thousands, except percentages):

	2004		2003		2002

Revenues
Revenue from receivables portfolios	$175,296	98.2%	$115,575	98.4%	$80,961	89.6%
Revenue from retained interest	2,487	1.4%	307	0.2%	5,707	6.3%
Servicing fees and related revenue	692	0.4%	1,620	1.4%	3,712	4.1%

Total revenues	178,475	100.0%	117,502	100.0%	90,380	100.0%

Operating expenses
Salaries and employee benefits	47,193	26.4%	39,286	33.4%	35,137	38.8%
Other operating expenses	13,645	7.6%	11,335	9.6%	7,934	8.8%
Cost of legal collections	28,202	15.8%	15,827	13.5%	11,028	12.2%
Collection agency commissions	4,786	2.7%	-	0.0%	-	0.0%
General and administrative expenses	9,212	5.2%	6,509	5.5%	6,314	7.0%
Provision for portfolio losses	-	0.0%	-	0.0%	1,049	1.2%
Depreciation and amortization	1,951	1.1%	2,023	1.7%	2,453	2.7%

Total operating expenses	104,989	58.8%	74,980	63.7%	63,915	70.7%

Income before interest,
other income, and income taxes	73,486	41.2%	42,522	36.2%	26,465	29.3%
Interest expense	(35,330)	(19.8%)	(20,479)	(17.4%)	(18,592)	(20.6%)
Other income	690	0.4%	7,380	6.3%	213	0.2%

Income before income taxes	38,846	21.8%	29,423	25.1%	8,086	8.9%
(Provision for) benefit from income taxes	(15,670)	(8.8%)	(11,003)	(9.4%)	5,703	6.3%

Net income	$23,176	13.0%	$18,420	15.7%	$13,789	15.3%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

Total revenue was $178.5 million for the year ended December 31, 2004, an increase of $61.0 million or 51.9% compared to total revenue of $117.5 million for the year ended December 31, 2003. The increase in revenue was primarily the result of increased receivables portfolios purchases and increased gross collections during the year. During the year ended December 31, 2004, we invested $103.4 million for portfolios with face values aggregating $3.5 billion for an average purchase price of 2.99% of face value. This is a $13.6 million, or 15.1% increase compared with the $89.8 million invested during the year ended December 31, 2003 to acquire portfolios with a face value aggregating $3.3 billion for an average purchase price of 2.73% of face value. Gross collections on our investment in receivable portfolios increased $49.7 million, or 27.8% to $228.7 million during the year ended December 31, 2004 from $179.0 million during the year ended December 31, 2003. The weighted average annualized effective interest rate on our accrual basis portfolios was 138.7% for the year ended December 31, 2004 compared to 140.5% for the year ended December 31, 2003. The revenue as a percentage of collections for the year ended December 31, 2004 was 76.7% compared to 64.6% for the year ended December 31, 2003. For additional information on revenue see the Supplemental Performance Data.

Operating Expenses

Total operating expenses were $105.0 million for the year ended December 31, 2004, an increase of $30.0 million or 40.0% compared to total operating expenses of $75.0 million for the year ended December 31, 2003.

Salaries and employee benefits
Total salaries and benefits increased by $7.9 million or 20.1% to $47.2 million during the year ended December 31, 2004 from $39.3 million during the year ended December 31, 2003. The increase was the result of a $4.1 million or 14.0% increase in salaries, wages and payroll taxes reflecting an increase in the number of our employees; a $2.5 million or 31.8% increase in incentive compensation resulting from our strong operating performance; and $1.1 million or 64.5% increase in healthcare costs as a result of increased health benefits provided to our employees, rising healthcare costs and an increase in the number of employees participating in our health plan. Total salaries and benefits as a percentage of gross collections during the year ended December 31, 2004 were 20.1% compared to 20.6% for the year ended December 31, 2003.

Other operating expenses
Other operating expenses increased $2.3 million, or 20.4%, to $13.6 million during the year ended December 31, 2004 from $11.3 million during the year ended December 31, 2003. The increase during the year ended December 31, 2004 reflects volume-driven increases in the cost of direct mail campaigns and in skip tracing costs. The cost of direct mail campaigns increased 11.8% or $0.6 million to $5.3 million during the year ended December 31, 2004 compared to $4.7 million during the year ended December 31, 2003. Skip tracing, credit reporting and scoring costs increased $1.3 million, or 41.5% to $4.6 million during the year ended December 31, 2004 compared to $3.3 million during the year ended December 31, 2003.

Cost of legal collections
The cost of legal collections increased $12.4 million, or 78.2% to $28.2 million during the year ended December 31, 2004 as compared to $15.8 million during the year ended December 31, 2003. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of a $31.1 million, or 80.0% increase in gross collections through our legal channel which amounted to $70.2 million during the year ended December 31, 2004 from $39.1 million collected during the year ended December 31, 2003. Cost of legal collections decreased slightly as a percent of gross collections through this channel to 40.2% during the year ended December 31, 2004 from 40.6% during the year ended December 31, 2003.

The provision for uncollectible deferred court costs increased by $3.2 million to $5.4 million during the year ended December 31, 2004 as compared to $2.2 million for the prior year’s same period. The provision is included in the costs of legal collections.

Collection agency commissions
During the year ended December 31, 2004 we paid $4.8 million in commissions to third party collection agencies on related gross collections amounting to $13.6 million. These expenses relate to our new channel to outsource collections to third party collection agencies. We did not pay commissions to third party collection agencies during the year ended December 31, 2003.

General and administrative expenses
General and administrative expenses increased $2.7 million, or 41.5% to $9.2 million during the year ended December 31, 2004 from $6.5 million during the year ended December 31, 2003. The increase is a result of the increased costs of corporate compliance (composed primarily of the cost of the implementation of the Sarbanes-Oxley act of 2002), and the costs associated with a registration statement filed on Form S-3 on behalf of certain selling stockholders. The cost of corporate compliance and the registration statement amounted to approximately $1.7 million, and represented 65.2% of the year-over-year increase in general and administrative expenses. The remaining increase is composed of increases in insurance, rent, and costs associated with the growth in our business.

Depreciation and amortization
Depreciation expense remained consistent at $2.0 million during the years ended December 31, 2004 and 2003.

Interest expense

Interest expense increased $14.9 million, or 72.5% to $35.3 million during the year ended December 31, 2004 from $20.5 million during the year ended December 31, 2003. The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,

	2004	2003	$ Change	% Change

Stated interest on debt obligations	$2,812	$3,112	$(300)	(9.6%	)
Amortization of loan fees and other loan costs	257	1,344	(1,087)	(80.9%	)
Contingent interest	32,261	16,023	16,238	101.3%

Total interest expense	$35,330	$20,479	$14,851	72.5%

Average outstanding loan balance for the period	$39,038	$42,379

Weighted average effective interest rate¹	90.5%	48.3%

1The weighted average effective interest rate is interest expense applied to the weighted average outstanding balance on all debt during the period and annualized based on a simple interest method. The calculation of this rate also includes contingent interest expense associated with loans whose principal has been repaid.

The increase in interest expense is due to an increase in contingent interest recorded under the terms of our Secured Financing Facility. Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, then we share the residual collections (“Contingent Interest”) from the receivables portfolios, net of our servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest Expense (see Note 4 to the consolidated financial statements).

Since the inception of the Secured Financing Facility, we have borrowed $230.1 million under the facility, representing $257.5 million in receivable portfolio purchases. As of December 31, 2004, $56.6 million remained outstanding. Borrowings during the fourth quarter of 2004 amounted to $38.8 million, $35.2 million of which were financed under an amendment to the Secured Financing Facility entered into during the quarter. The newly amended agreement caps the total amount of interest owed to the lender for most portfolios purchased from October 15, 2004 until the expiration of the facility, which was December 31, 2004.

The sharing in residual cash flows and the recordation of Contingent Interest expense will continue for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. New advances for portfolio purchases under the Secured Financing Facility are not available beyond the December 31, 2004 expiration date. The Company was required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004. The future financing of portfolio purchases will utilize our Revolving Credit Facility, which does not require the sharing of residual collections with the lender (see Note 4 to the consolidated financial statements).

Other income and expense

During the year ended December 31, 2004 total other income was $0.7 million, compared to $7.4 million during the year ended December 31, 2003. During the first quarter of 2003, we recorded a pretax net gain of $7.2 million in other income related to a litigation settlement (see Note 7 to the consolidated financial statements).

Provision for income taxes

During the year ended December 31, 2004, we recorded an income tax provision of $15.7 million, which is an effective rate of 40.3% of pretax income. For the year ended December 31, 2003, we recorded an income tax provision of $11.0 million, which is an effective rate of 37.4% of pretax income. The increase in our effective tax rate was the result of increases in federal and state taxes applicable to us as a result of higher taxable income and the changing mix of state taxability and related apportionment factors (see Note 6 to the consolidated financial statements).

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

Total revenue was $117.5 million for the year ended December 31, 2003, an increase of $27.1 million or 30.0% compared to total revenue of $90.4 million for the year ended December 31, 2002. The increase in revenue was primarily the result of increased receivable portfolio purchases and increased gross collections during the year. During the year ended December 31, 2003, we invested $89.8 million for portfolios with face values aggregating $3.3 billion for an average purchase price of 2.73% of face value. This is a $27.3 million, or 43.7% increase compared with the $62.5 million invested during the year ended December 31, 2002 to acquire portfolios with a face value aggregating $2.8 billion for an average purchase price of 2.23% of face value. Gross collections on our investment in receivable portfolios increased $54.6 million, or 43.9% to $179.0 million during the year ended December 31, 2003 from $124.4 million during the year ended December 31, 2002. The weighted average annualized effective interest rate on our accrual basis portfolios was 140.5% for the year ended December 31, 2003 compared to 160.2% for the year ended December 31, 2002. The revenue as a percentage of collections for the year ended December 31, 2003 was 64.6% compared to 65.1% for the year ended December 31, 2002. For additional information on revenue see the Supplemental Performance Data.

Operating Expenses

Total operating expenses were $75.0 million for the year ended December 31, 2003 an increase of $11.1 million, or 17.3% compared to total operating expenses of $63.9 million for the year ended December 31, 2002.

Salaries and employee benefits
Total salaries and benefits increased by $4.1 million or 11.8% to $39.3 million during the year ended December 31, 2003 from $35.1 million during the year ended December 31, 2002. The increase is the result of a $4.8 million or 19.7% increase in salaries, wages and payroll taxes reflecting the increase in the number of our employees, and a $0.5 million, or 43.1% increase in healthcare costs as a result of increased health benefits provided to our employees, rising healthcare costs and an increase in the number of employees participating in our health plan, offset by a $0.6 million or 6.5% decrease in incentive compensation expense. Also included in salaries and benefits for the year ended December 31, 2002 is a $0.5 million settlement paid to a former executive officer. Total salaries and benefits as a percentage of gross collections during the year ended December 31, 2003 were 20.6% compared to 23.6% for the year ended December 31, 2002.

Other operating expenses
Other operating expenses increased $3.4 million, or 42.9%, to $11.3 million during the year ended December 31, 2003 from $7.9 million during the year ended December 31, 2002. The increase during the year ended December 31, 2003 reflects volume-driven increases in the cost of direct mail campaigns and in skip tracing costs. The cost of direct mail campaigns increased 113.5% or $2.5 million to $4.7 million during the year ended December 31, 2003 compared to $2.2 million during the year ended December 31, 2002. Skip tracing, credit reporting and scoring costs increased $0.9 million, or 35.1% to $3.3 million during the year ended December 31, 2003 compared to $2.4 million during the year ended December 31, 2002.

Cost of legal collections
The cost of legal collections increased $4.8 million, or 43.5% to $15.8 million during the year ended December 31, 2003 as compared to $11.0 million during the year ended December 31, 2002. These costs represent contingent fees paid to our nationwide network of attorneys and cost of litigation. The increase in the cost of legal collections was primarily the result of a $11.5 million, or 41.5% increase in gross collections through our legal channel which amounted to $39.1 million during the year ended December 31, 2003 from $27.6 million collected during the year ended December 31, 2002. Cost of legal collections increased as a percent of gross collections through this channel to 40.5% during the year ended December 31, 2003 from 39.9% during the year ended December 31, 2002.

The provision for uncollectible deferred court costs increased by $0.6 million to $2.2 million during the year ended December 31, 2003 as compared to $1.6 million for the prior year’s same period. The provision is included in the costs of legal collections.

General and administrative expenses
General and administrative expenses increased $0.2 million, or 3.1% to $6.5 million during the year ended December 31, 2003. We were able to maintain consistent general and administrative expenses despite the 28.0% increase in gross collections during the year.

Provision for portfolio losses
We recorded a provision for portfolio losses of $1.0 million in the year ended December 31, 2002 related to the impairment of certain receivables portfolios. We did not record a provision for portfolio losses during the year ended December 31, 2003.

Depreciation and amortization
Depreciation expense decreased $0.5 million, or 17.5% to $2.0 million during the year ended December 31, 2003 compared to $2.5 million during the year ended December 31, 2002. The decrease was due to limited expenditures for capital items in years prior to 2003. We purchased $1.0 million and $0.7 million in capital items during the years ended December 31, 2003 and 2002, respectively.

Interest expense

Interest expense increased $1.9 million, or 10.1% to $20.5 million during the year ended December 31, 2003 from $18.6 million during the year ended December 31, 2002. The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,

	2003	2002	$ Change	% Change

Stated interest on debt obligations	$3,112	$4,815	$(1,703)	(35.4%	)
Amortization of loan fees and other loan costs	1,344	729	615	84.4%
Contingent interest	16,023	13,048	2,975	22.8%

Total interest expense	$20,479	$18,592	$1,887	10.1%

Average outstanding loan balance for the period	$42,379	$57,012

Weighted average effective interest rate[1]	48.3%	32.6%

1 The weighted average effective interest rate is interest expense applied to the weighted average outstanding balance on all debt during the period and annualized based on a simple interest method. The calculation of this rate also includes contingent interest expense associated with loans whose principal has been repaid.

The increase in interest expense is due to an increase in contingent interest recorded under the terms of our Secord Financing Facility, offset by the reduction in interest related to the full repayment of four debt facilities (whose principal balances totaled $23.4 million as of December 31, 2002) during the year ended December 31, 2003.

Other income and expense

During the year ended December 31, 2003 total other income was $7.4 million, compared to $0.2 million during the year ended December 31, 2002. During the first quarter of 2003, we recorded a pretax net gain of $7.2 million in other income related to a litigation settlement (see Note 7 to the consolidated financial statements).

Provision for income taxes

During the year ended December 31, 2003, we recorded an income tax provision of $11.0 million, which is an effective rate of 37.4% of pretax income. For the year ended December 31, 2002, we recorded an income tax benefit of $5.7 million, reflecting an effective benefit of 70.5% of pretax income. During the fourth quarter of 2002, we determined that the utilization of net operating losses and other deferred tax assets was more likely than not, and therefore removed all but $0.2 million of the valuation allowance. The change in the valuation allowance resulted in the recognition of a current tax benefit in the amount of $9.9 million in the fourth quarter of 2002. This current tax benefit combined with a deferred tax expense, resulted in a net deferred tax benefit of $6.2 million for the fourth quarter of 2002 (see Note 6 to the consolidated financial statements).

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

		Cumulative Collections through December 31, 2004

	Purchase
	Price[1]	‹1999[4]	1999	2000	2001	2002	2003	2004	Total[2]	CCM[3]

‹1999	$41,117 [4]	$34,690	$27,013	$26,926	$22,545	$15,007	$7,546	$4,202	$137,929	3.4
1999	48,712	-	7,864	21,299	19,174	16,259	11,508	8,654	84,758	1.7
2000	6,153	-	-	5,489	7,172	4,542	4,377	2,293	23,873	3.9
2001	38,191	-	-	-	21,197	54,184	33,072	28,551	137,004	3.6
2002	61,507	-	-	-	-	48,322	70,227	62,282	180,831	2.9
2003	88,915	-	-	-	-	-	59,038	86,958	145,996	1.6
2004	102,707	-	-	-	-	-	-	39,400	39,400	0.4

Total	$387,302	$34,690	$34,877	$53,714	$70,088	$138,314	$185,768	$232,340	$749,791	1.9

1 Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
2 Cumulative collections through December 31, 2004.
3 Cumulative Collections Multiple ("CCM") - collections to date as a multiple of purchase price.
4 From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

					Total
					Estimated
			Estimated	Total	Gross
		Historical	Remaining	Estimated	Collections
	Purchase	Gross	Gross	Gross	to Purchase
	Price[1]	Collections[2]	Collections	Collections	Price

‹1999	$41,117 [3]	$137,929	$3,809	$141,738	3.4
1999	48,712	84,758	12,210	96,968	2.0
2000	6,153	23,873	2,674	26,547	4.3
2001	38,191	137,004	24,436	161,440	4.2
2002	61,507	180,831	108,033	288,864	4.7
2003	88,915	145,996	140,630	286,626	3.2
2004	102,707	39,400	182,050	221,450	2.2

Total	$387,302	$749,791	$473,842	$1,223,633	3.2

1 Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
2 Cumulative collections from inception through December 31,2004.
3 From inception to December 31, 1998.

Employee Productivity and Retention
The following table summarizes various employee metrics for the periods presented (in thousands, except percentages and employee numbers):

	For The Years Ended December 31,

	2004	2003	2002

Average employees	728	679	573
Monthly gross collections per average employee	$26,863	$23,385	$21,656
Experienced collector retention	71.0%	79.0%	81.0%
Inexperienced collector retention	58.2%	60.0%	63.8%

Collections by Channel
During 2004, 2003 and 2002, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Years Ended December 31,

	2004	2003	2002

Collection sites	$122,461	$119,330	$94,997
Legal collections	70,167	39,080	27,620
Sales	22,504	28,071	18,545
Collection agencies	13,636	-	-
Other	5,908	4,038	7,646

Gross collections	$234,676	$190,519	$148,808

Changes in the Investment in Receivable Portfolios
Revenue related to our investment in receivable portfolios is comprised of two segments: first, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value (“Zero Basis Portfolios”) and therefore every dollar of gross collections is recorded entirely as Zero Basis Revenue.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Year Ended December 31, 2004

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$-	$89,136
Purchases of receivable portfolios	103,374	-	-	103,374
Transfers of portfolios	724	(724)	-	-
Gross collections	(184,783)	(738)	(43,136)	(228,657)
Basis adjustments	(1,136)	(15)	(35)	(1,186)
Revenue recognized	132,125	-	43,171	175,296

Balance, end of period	$137,553	$410	$-	$137,963

Revenue as a percentage of collections	71.5%	0.0%	100.0%	76.7%

Annualized weighted average effective interest rate on accrual basis portfolios[1]				138.7%

	For the Year Ended December 31, 2003

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$63,253	$915	$-	$64,168
Purchases of receivable portfolios	88,809	1,025	-	89,834
Transfers of portfolios	(1,860)	1,860	-	-
Gross collections	(157,335)	(1,911)	(19,704)	(178,950)
Portion of Litigation
Settlement proceeds applied to carrying value	(692)	-	-	(692)
Basis adjustments	(777)	(2)	(20)	(799)
Revenue recognized	95,851	-	19,724	115,575

Balance, end of period	$87,249	$1,887	$-	$89,136

Revenue as a percentage of collections	60.9%	0.0%	100.0%	64.6%

Annualized weighted average effective interest rate on accrual basis portfolios[1]				140.5%

	For the Year Ended December 31, 2002

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$45,671	$1,330	$-	$47,001
Purchases of receivable portfolios	62,525	-	-	62,525
Transfers of portfolios	(1,490)	1,490	-	-
Gross collections	(118,614)	(856)	(4,918)	(124,388)
Basis adjustments	(882)	-	-	(882)
Provision for portfolio losses	-	(1,049)	-	(1,049)
Revenue recognized	76,043	-	4,918	80,961

Balance, end of period	$63,253	$915	$-	$64,168

Revenue as a percentage of collections	64.1%	0.0%	100.0%	65.1%

Annualized weighted average effective interest rate on accrual basis portfolios[1]				160.2%

1For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is derived from the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

Changes in the Investment in Retained Interest
The following table summarizes the changes in the balance of the Retained Interest and the proportion of revenue recognized as a percentage of collections during the following periods (in thousands, except percentages):

	For The Years Ended December 31,

	2004	2003	2002

Balance, beginning of period	$1,231	$8,256	$17,926
Gross collections	(3,682)	(6,819)	(13,929)
Amortization of unrealized gain	(36)	(513)	(1,448)
Accretion revenue	15	307	5,707
Zero Basis revenue	2,472	-	-

Balance, end of period	$-	$1,231	$8,256

Revenue as a percentage of collections	67.5%	4.5%	41.0%

The annualized effective interest rate for the Retained Interest was 7.5% for the period from January 1, 2003 until the cost basis was fully recovered in April of 2004. Collections received after the book value was fully recovered were recognized as Zero Basis Revenue and amounted to $2.5 million during the year ended December 31, 2004. See Note 1 to the consolidated financial statements for additional information on the retained interest.

Analysis of Changes in Revenue
The following table analyzes the components of the increase in revenue from our receivable portfolios between the years ended December 31, 2004, 2003 and 2002 (in thousands, except percentages):

	For The Years Ended December 31,

					Revenue
Variance Component	2004	2003	Change		Variance

Average portfolio balance	$95,261	$68,237	$27,024		$37,960
Weighted average effective interest rate	138.7%	140.5%	(1.8%	)	(1,687)
Zero basis portfolios					23,447

Total variance					$59,720

	For The Years Ended December 31,

					Revenue
Variance Component	2003	2002	Change		Variance

Average portfolio balance	$68,237	$47,455	$20,782		$33,301
Weighted average effective interest rate	140.5%	160.2%	(19.7%	)	(13,492)
Zero basis portfolios					14,805

Total variance					$34,614

Revenue Trends
Accretion revenue recognized is a composite number based on the actual to date and the future expected performance of each portfolio. Collections are allocated between revenue recognized and cost amortized for each portfolio. Thus, if a portfolio has a 70% revenue recognition rate, 70% of the collections are being reported as revenue and 30% of the collections are reflected as amortization (reduction) of the cost basis of the portfolios.

For revenue recognition purposes, portfolios can be divided into two groups: Accrual Basis Portfolios — those that still have a remaining unamortized basis, and Zero Basis Portfolios — those portfolios for which the cost basis has been completely amortized.

We have 81 Zero Basis Portfolios, for which each dollar of gross collections from these portfolios is recorded entirely as revenue. The revenue from these portfolios is expected to decline in future quarters as collections from these portfolios diminish. However, we expect that this decline will be offset by an increase in our internal rate of return on portoflios as described in the following table.

The following table summarizes year to date and life to date revenue, collections and the percentage of revenue to collections by various types of portfolios (in thousands, except percentages):

	Acquired	All
	Within	Remaining	Total of
	The Last	Accrual	All Accrual		Total Of
	Four	Basis	Basis	Zero Basis	All
	Quarters	Portfolios	Portfolios	Portfolios	Portfolios

2004 revenue	$23,135	$108,990	$132,125	$43,171	$175,296
2004 collections	$39,400	$146,121	$185,521	$43,136	$228,657
2004 revenue percentage	58.7%	74.6%	71.2%	100.0%	76.7%

Life-to-date revenue	$23,135	$332,495	$355,630	$75,905	$431,535
Life-to-date collections	$39,400	$502,981	$542,381	$75,850	$618,231
Life-to-date revenue percentage	58.7%	66.1%	65.6%	100.0%	69.8%

Our accrual basis portfolios had a revenue to collections percentage of 71.2% during the year ended December 31, 2004 compared to a life-to-date revenue to collection percentage of 65.6%. The higher revenue to collections percentage during the year is the result of the impact of the Unified Collection Score ("UCS") revaluations implemented during the year, which increased the collection forecasts for many of our older portfolios, thus increasing the internal rates of returns (accrual rates) for those portfolios (see Note 2 to the consolidated financial statements).

Percentage of Revenue to Gross Collections
90%
85%
80%
75%
70%
65%
60%
55%
50%
Q1 2002
Q2 2002
Q3 2002
Q4 2002
Q1 2003
Q2 2003
Q3 2003
Q4 2003
Q1 2004
Q2 2004
Q3 2004
Q4 2004
Cumulative % of Revenue to Collections
Quarterly % of Revenue to Collections

Purchases by Quarter
The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands, except percentages):

				Average
				Purchase
				Price as a
	# of		Purchase	Percentage
Quarter	Accounts	Face Value	Price	of Face

Q1 2002	331	$717,822	$13,145	1.83%
Q2 2002	386	514,591	10,478	2.04%
Q3 2002	752	981,471	21,002	2.14%
Q4 2002	380	591,504	17,900	3.03%
Q1 2003	380	589,356	18,803	3.19%
Q2 2003	982	1,177,205	26,270	2.23%
Q3 2003	341	640,197	19,350	3.02%
Q4 2003	332	881,609	25,411	2.88%
Q1 2004	400	786,398	17,248	2.19%
Q2 2004	296	758,877	19,031	2.51%
Q3 2004	365	721,237	20,967	2.91%
Q4 2004	530	1,195,090	46,128	3.86%

Purchases by Paper Type
The following table summarizes the types of charged-off consumer receivable portfolios we have purchased for the periods presented (in thousands):

	Years Ended December 31,

	2004	2003	2002

Credit card	$74,238	$83,809	$60,613
Other	29,136	6,025	1,912

	$103,374	$89,834	$62,525

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate cost for the five year periods presented (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller

	For The Years Ended December 31,

	2004		2003		2002		2001		2000		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1[2]	$20,454	19.8%	$30,420	33.9%	$20,223	32.4%	$13,222	33.9%	$-	0.0%	$84,319	28.0%
Seller 2	1,647	1.6%	23,614	26.3%	5,214	8.4%	2,463	6.3%	-	0.0%	32,938	10.9%
Seller 3	-	0.0%	3,862	4.3%	23,463	37.5%	2,292	5.9%	-	0.0%	29,617	9.8%
Seller 4	21,300	20.6%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	21,300	7.1%
Seller 5	17,624	17.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	17,624	5.8%
Seller 6	15,063	14.6%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	15,063	5.0%
Seller 7	-	0.0%	-	0.0%	3,780	6.0%	8,871	22.7%	-	0.0%	12,651	4.2%
Seller 8	-	0.0%	9,458	10.5%	-	0.0%	-	0.0%	-	0.0%	9,458	3.1%
Seller 9	-	0.0%	6,364	7.1%	-	0.0%	-	0.0%	-	0.0%	6,364	2.1%
Seller 10	-	0.0%	4,773	5.3%	-	0.0%	1,167	3.0%	-	0.0%	5,940	2.0%
Other	27,286	26.4%	11,343	12.6%	9,845	15.7%	11,015	28.2%	6,911	100.0	66,400	22.0%

	103,374	100.0%	89,834	100.0%	62,525	100.0%	39,030	100.0%	6,911	100.0%	301,674	100.0%

Adjustments[1]	(667)		(919)		(1,019)		(839)		(758)		(4,201)

Cost, net	$102,707		$88,915		$61,506		$38,191		$6,153		$297,473

[1]Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.
[2]Purchases from Seller 1 were conducted under a forward flow arrangement. As announced in our press release dated January 11, 2005, this arrangement was not renewed for 2005.

Note: The table above presents purchases by largest sellers over the five-year period ending December 31, 2004. See Note 8 to the consolidated financial statements that presents purchases by largest seller over the three-year period ending December 31, 2004.

Liquidity and Capital Resources

Overview
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings, and tax payments. Our strong operating performance combined with our equity offerings have resulted in an increase in stockholders’ equity to $96.0 million as of December 31, 2004 from $71.4 million as of December 31, 2003, and $19.5 million as of December 31, 2002. In addition, our strong operating performance combined with our equity offerings have resulted in our unresticted cash balance growing to $49.7 million as of December 31, 2004 from $38.6 million as of December 31, 2003, and $0.8 million as of December 31, 2002.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,

	2004	2003		2002

Net cash provided by operating activities	$36,412	$33,971	[1]	$24,690
Net cash used in investing activities	(50,157)	(19,472)		(11,158)
Net cash provided by (used in) financing activities	24,864	23,361		(14,192)

[1]Includes net cash proceeds of $7.2 million related to a litigation settlement.

On December 31, 2004 our Secured Financing Facility expired. New advances for the purchase of portfolios under this facility are no longer available, however Contingent Interest payments related to our residual sharing arrangement with the lender will extend into the future (see Note 4 to the consolidated financial statements). All of our portfolio purchases will now be financed under our $75.0 million Revolving Credit Facility, which had $65.2 million in availability as of December 31, 2004. Unlike our Secured Financing Facility, the new Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed.

Operating Cash Flows
Net cash provided by operating activities was $36.4 million, $34.0 million and $24.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The annual growth in operating cash flow has been driven by our increase in gross collections. Gross collections for the year ended December 31, 2004 grew $44.2 million, or 23.2% to $234.7 million from $190.5 million for the year ended December 31, 2003. Gross collections for the year ended December 31, 2003 grew $41.7 million, or 28.0% to $90.5 million from $148.8 million for the year ended December 31, 2002. The increase in gross collections was offset by increases in cash based expenses as a result of our growth, increases in the payment of interest, and the resumption of the payment of federal and state income taxes. Operating cash flows during the year ended December 31, 2003 also reflect the net proceeds of $7.2 million related to a one-time litigation settlement (see note 7 to the consolidated financial statements).

In 2002 and 2003, we were able to fully or partially offset our tax liabilities by utilizing net operating loss carry-forwards generated in prior years. During 2003, we fully utilized our Federal net operating loss carry-forwards. In 2002 and 2003, we utilized our state net operating loss carry forwards with the exception of a California state imposed deferment of our $3.2 million loss carry forward. During 2004, we paid federal and state income taxes at the statutory rates. Therefore during the year ended December 31, 2004 and for the first time since 1998, we made substantial tax payments. These payments totaled $14.7 million representing an increase of $12.7 million over tax payments of $2.0 million paid during the year ended December 31, 2003.

Total cash basis operating expenses were $98.5 million for the year ended December 31, 2004, compared to $71.6 million for the year ended December 31, 2003 and $58.4 million for the year ended December 31, 2002. The increases year to year are primarily volume-related, driven by the 23.2% and 28.0% increase in gross collections for the years ended December 31, 2004 and 2003, respectively. Interest payments were $27.0 million, $19.7 million and $8.4 million for the years end December 31, 2004, 2003 and 2002, respectively. The annual increases were primarily the result of contingent interest payments made related our residual sharing arrangement for portfolios financed by our Secured Financing Facility. See Management’s discussion for a detailed discussion of operating and interest expenses.

Investing Cash Flows
Net cash used in investing activities was $50.2 million, $19.5 million and $11.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The cash flows used in investing activities for the year ended December 31, 2004 are primarily related to receivables portfolio purchases of $103.4 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $54.6 million. The cash flows used in investing activities for the year ended December 31, 2003 are primarily related to receivables portfolio purchases of $89.8 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $69.9 million. The cash flows used in investing activities for the year ended December 31, 2002 are primarily related to receivables portfolio purchases of $62.5 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $51.2 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.5 million, $1.0 million and $0.7 million for years ended December 31, 2004, 2003 and 2002, respectively.

Financing Cash Flows
Net cash provided by financing activities was $24.9 million and $23.4 million for the years ended December 31, 2004 and 2003, respectively. Net cash used in financing activities were $14.2 million for the year ended December 31, 2002.

The increases in cash provided by financing activities reflected $53.3 million in repayment of principal, which was offset by borrowings of $78.7 million to fund new portfolio purchases during the year ended December 31, 2004. For the year ended December 31, 2003, we financed $78.2 million to fund new portfolio purchases and repaid $85.5 million of principal. We also received the net proceeds of $30.1 million related to our follow-on public offering of common stock during the year ended December 31, 2003 (see note 5 to the consolidated financial statements). For the year ended December 31, 2002, we financed $62.2 million to fund new portfolio purchases, repaid $79.7 million of principal and we received $4.6 million in net proceeds from the sale of preferred stock.

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2004 (in thousands):

	Payments Due by Period

		Less			More
		Than	2 - 3	4 - 5	Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$261	$193	$68	$-	$-
Operating leases	11,545	1,161	2,576	2,210	5,598
Employment agreements	276	276	-	-	-
Secured Note	139	86	53	-	-
Debt - variable principal payments	66,428	36,648	28,581	1,199	-

Total contractual cash obligations	$78,649	$38,364	$31,278	$3,409	$5,598

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivables portfolios; however, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. Repayments under our Revolving Credit Facility are also predicated on our cash collections from the underlying secured receivables portfolios. The table reflects the repayment of the loans under these facilities based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. For additional information on our debt, lease commitments, and other commitments see Notes 4 and 8 to our consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved twelve consecutive quarters of positive net income. We believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $49.7 million as of December 31, 2004, and $65.2 million in availability as of December 31, 2004 under our Revolving Credit Facility, to fund operations for at least the next twelve months.

Off Balance Sheet Arranagements
We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Inflation
We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2004, 2003 and 2002 since inflation rates have generally remained at relatively low levels.

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

We monitor and evaluate actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, we had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. However, effective October 1, 2003, we implemented new collection forecasts utilizing a newly developed forecasting model, the Unified Collection Score (“UCS”) that considers known data about our customers’ accounts, including, among other things, our collection experience, and changes in external customer factors, in addition to all data known when we acquired the accounts. The effect of our change in estimated projected collections resulting from the implementation of the UCS model is discussed at Note 1 in the consolidated financial statements.

At the conclusion of our quarterly evaluation, if the revised forecasted cash flows are in excess of the forecasted cash flows prior to evaluation, the effective interest rate is increased prospectively. If the revised forecasted cash flows are less than the forecasted cash flows prior to evaluation, the effective interest rate is reduced prospectively. If the revised forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. An impairment charge is taken for the difference between the carrying value and the remaining revised forecasted cash flow amount. Additionally, if the amount and timing of future cash collections are not reasonably estimable, we account for these portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios; all collections are first applied completely to recover the remaining cost basis of the portfolio and thereafter, if any, are recognized as revenue.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”).

Contingent Interest. Under the terms of the our Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup its initial cash investment in each purchased portfolio, then we share the residual collections (“Contingent Interest”) from the receivables portfolios, net of its servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest Expense (see Note 4 to the consolidated financial statements).

Deferred Court Costs. We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs (“Deferred Court Costs”). We capitalize these costs in our consolidated financial statements and provide a reserve for those costs that we believe will be ultimately uncollectible. We determine the reserve based on our analysis of court costs that have been advanced, recovered, and that we anticipate recovering.

Income Taxes. We use the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized (see Note 6 to the consolidated financial statements).

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

New Accounting Pronouncements

In December 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as an impairment on the statement of operations and a corresponding valuation allowance would be created against the investment in receivable portfolios on the statement of financial condition. SOP 03-03 is effective in fiscal years beginning after December 15, 2004, and accordingly, we will adopt the provisions of this SOP in the first quarter of 2005. We do not believe that the implementation of SOP 03-03 will have a material effect on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (SFAS No. 123R) “Share – Based Payment,” which is a revision of SFAS 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005, and accordingly, we expect to adopt the provisions of this pronouncement in the third quarter of 2005. For periods prior to implementation, we have retained our accounting for stock based employee compensation under APB No. 25 and have only adopted the pro forma disclosure requirements of SFAS No. 123. We expect that the adoption of this statement will reduce our reported net income and earnings per share. The effect of adopting this statement on our historical consolidated statements of operations is reflected on a proforma basis in the “Stock-Based Compensation” section contained in Note 1 to the consolidated financial statements.

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

Supplemental Financial Information

The following table is a reconciliation of generally accepted accounting principles in the United States of America (“GAAP”) income before taxes, net income and fully diluted earnings per share to income before taxes, net income and fully diluted earnings per share, excluding one-time benefits and other charges for the years presented. We believe that these non-GAAP financial measures provide useful information to investors about our results of operations because the elimination of one-time benefits and charges that are included in the GAAP financial measures results in an enhanced comparability of certain key financial results between the periods presented. (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Income Before Taxes
GAAP, as reported	$38,846	$29,423	$8,086
Gain on settlement of litigation[1]	-	(7,210)	-
Write off of deferred costs[2]	-	870	-

Income before taxes, excluding one-time benefit and charges	$38,846	$23,083	$8,086

Percentage increase over prior period	68.3%	185.5%

Net Income
GAAP, as reported	$23,176	$18,420	$13,789
Gain on settlement of litigation[3]	-	(4,376)	-
Write off of deferred costs[4]	-	528	-
Benefit from restoration of net deferred tax assets[5]	-	-	(9,887)

Net income, excluding one-time benefits and charges	$23,176	$14,572	$3,902

Percentage increase over prior period	59.0%	273.4%

Fully Diluted Earnings Per Share
GAAP, as reported	$0.99	$0.88	$0.84
Gain on settlement of litigation[3]	-	(0.21)	-
Write off of deferred costs[4]	-	0.03	-
Benefit from restoration of net deferred tax assets[5]	-	-	(0.60)

Fully diluted earnings per share,	$0.99	$0.70	$0.24
excluding one-time benefits and charges

Percentage increase over prior period	41.4%	191.7%

1 This reflects a net pretax gain of $7.2 million associated with a litigation settlement during the first quarter of 2003 (see Note 7 to the consolidated financial statements).
2This reflects a pretax write-off of $0.9 million in deferred loans costs and a debt discount associated with the early retirement of our Senior Notes during the fourth quarter of 2003.
3 This reflects a net after-tax gain of $4.4 million, or $0.21 per fully diluted share associated with a litigation settlement during the first quarter of 2003 (see Note 7 to the consolidated financial statements).
4 This reflects an after-tax write-off of $0.5 million, or $0.03 per fully diluted share in deferred loans costs and a debt discount associated with the early retirement of our Senior Notes during the fourth quarter of 2003.
5 This reflects a change in the valuation allowance associated with our net tax assets as of December 31, 2002, which resulted in the recognition of a current tax benefit in the amount of $9.9 million, or $0.60 per fully diluted share during the year ended December 31, 2002 (see Note 6 to the consolidated financial statements).

Risk Factors

Our quarterly operating results may fluctuate and cause our stock price to decrease.

Our quarterly operating results will likely vary in the future, due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this report:

  The timing and amount of collections on our receivables portfolios, including the effects of seasonality;
  any charge to earnings resulting from an impairment in the carrying value of our receivables portfolios;
  increases in operating expenses associated with the growth or change of our operations;
  the cost of credit to finance our purchases of receivables portfolios; and
  the timing and terms of our purchases of receivables portfolios.

There has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. Further, our industry is currently experiencing increased competition in the purchase of receivables portfolios, resulting in rising prices and decreasing profitability. The volume of our portfolio purchases may continue to be limited while prices are high. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

The American Institute of Certified Public Accountants has issued a Statement of Position, which is effective for us beginning in the first quarter of 2005, that revises the accounting standard that governs underperforming receivables portfolios. Under the revised standard, material decreases in expected cash flows would result in an impairment charge while the yield we recognize on the receivables portfolio would remain unchanged, which would have an adverse effect on our earnings.

Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and revenues and earnings for any particular future period may decrease. We may not be able to curtail our spending quickly enough if our revenues fall short of our expectations. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

We may not be able to purchase receivables at sufficiently favorable prices or terms for us to be successful.

Our ability to operate profitably in the long run depends upon the continued availability of receivables for purchase on a cost-effective basis. Based on our business model, we seek to purchase receivables portfolios where projected collections will exceed our acquisition costs by some multiple, depending on the types of receivables involved. An increase in the purchase price of portfolios due to increased market competition or other factors would not produce a change in the projected collections of those same portfolios, but such an increase would reduce the ratio of collections to acquisitions costs for a given portfolio, and thereby negatively affect our profitability.

The availability of receivables portfolios at favorable prices and on favorable terms depends on a number of factors, including:

  the continuation of the current growth and charge-off trends in consumer debt and sales of receivables portfolios by originating institutions;
  our ability to develop and maintain long-term relationships with key major credit originators;
  our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectibility of, and estimate the value of, portfolios; and
  competitive factors affecting potential purchasers and sellers of receivables, including competitive pricing pressures, which may increase the cost to us of acquiring portfolios of receivables and reduce our return on such purchased portfolios.

Recently, our industry has attracted a large amount of investment capital. With this inflow of capital, we have seen a significant increase in the pricing of portfolios to levels that we believe will generate marginally acceptable returns on investment. While we believe that prices should return to justifiable levels in the long term, the current environment for portfolio purchases will be challenging. As an example, despite bidding significantly more for an annual forward flow arrangement that we had maintained for several years, we were out bid for the 2005 contract and have been replacing this contract with individual purchases. To operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate cash collections and the related revenues that exceed our acquisition and collection costs by acceptable mergins.

We may not be successful at acquiring and collecting on portfolios consisting of new types of receivables.

We may pursue the acquisition of portfolios consisting of assets with which we have little collection experience. We may not be successful in completing any of these acquisitions. Our lack of experience with new types of receivables may cause us to pay too much for these portfolios, which may also result in losses. Our limited experience in collection of these new types of receivables may result in losses.

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

The statistical model we use to project remaining cash flows from our receivables portfolios may prove to be inaccurate, which could result in reduced revenues if we do not achieve the collections forecasted by our model.

We utilize our internally developed Unified Collection Score (UCS) model to project the remaining cash flows from our receivables portfolios. Our UCS model considers known data about our customers’ accounts, including, among other things, our collection experience and changes in external customer factors, in addition to all data known when we acquired the accounts. Our use of the UCS model has resulted in an increase in revenues due to upward aggregate adjustments to our projected collections. There can be no assurance, however, that we will be able to achieve the collections forecasted by our UCS model. If we are not able to achieve these levels of collection, our revenues will be reduced, which could result in a reduction of our earnings.

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

In December 2000, we entered into a $75.0 million Secured Financing Facility to fund portfolio purchases. It provides the lender with interest at a stated rate plus participation in the profits from acquired portfolios. The effective borrowing rate under this facility was 58.3% for the year ended December 31, 2003 and 102.6% for the year ended December 31, 2004. These effective borrowing rates are calculated by including in the numerator the base interest paid to the lender, plus the lender’s participation in the residual collections from the acquired portfolios, while the denominator is the average loan principal outstanding for the specified period. However, pursuant to a recent amendment to this facility, the total amount owed the lender has been capped for most portfolios financed under the facility between October 15, 2004 and the facility’s termination date, December 31, 2004, which will result in a reduction of our effective borrowing rate compared to what we would have owed under the facility absent such amendment. Under an agreement with this lender, we were required to offer the lender the opportunity to finance all purchases of credit card receivables portfolios using this facility through December 31, 2004. Each note has a maturity date not to exceed 27 months after the borrowing date. This facility limits the earning potential for portfolios we own that are or were financed under it by increasing our costs of borrowing, subject to the caps imposed by our recent amendment. The sharing in residual cash flows constitutes a future profit sharing obligation which continues for the entire economic life of most receivables portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. The nature of this obligation to pay contingent interest is likely to continue to result in substantial effective rates of interest paid with respect to the Secured Financing Facility.

A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers.

We expect that a significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers, some of which may also involve forward flow arrangements. For example, our two principal sellers of consumer receivables in recent years have been among the top 10 largest consumer credit card companies in the nation, one of which has accounted for more than twenty-five percent of the charged-off receivables we have purchased since 2001 under a forward flow arrangement that expired at then end of 2004. We cannot guarantee that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers.

A significant decrease in the volume of purchases from any of our principal sellers would force us to seek alternative sources of charged off receivables. We may be unable to find alternative sources from which to purchase charged off receivables, and even if we could successfully replace such purchases, the search could take time, the receivables could be of lower quality, cost more, or both, any of which could adversely affect our financial performance.

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

We will be required to change how we account for underperforming receivables portfolios, which will have an adverse effect on our earnings.

The American Institute of Certified Public Accountants has issued a Statement of Position (“SOP”) 03-03, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer,” that revises the accounting standard that governs underperforming receivables portfolios. This SOP is effective for us beginning in the first quarter of 2005. Under the standard, material increases in expected cash flows will continue to result in a prospective increase in the yield we recognize on a receivables portfolio. However, material decreases in expected cash flows would result in an impairment charge while the yield we recognize on the receivables portfolio would remain unchanged, which would have an adverse effect on our earnings.

Our earnings will be reduced by the payment of substantial amounts in income taxes as a result of our full utilization of our federal net operating loss carry-forward in 2003.

Prior to fiscal year 2003, we did not pay Federal income taxes for several years as we utilized our net operating loss carry-forward to offset our Federal tax liability. As of December 31, 2002, we had an approximate $13.3 million Federal net operating loss carry-forward. In 2003, we fully utilized this carry-forward to partially offset our 2003 Federal tax obligation. As a result, we have begun to pay Federal income taxes at a 35% rate on taxable income requiring us to use a portion of our financial resources to pay Federal income taxes, which will reduce the funds we have available to invest in new receivables portfolios or for other corporate purposes.

Government regulation may limit our ability to recover and enforce the collection of receivables.

Federal and state laws may limit our ability to recover and enforce receivables regardless of any act or omission on our part. Some laws and regulations applicable to credit card issuers or other debt originators may preclude us from collecting on receivables we purchase where the card issuer or originator failed to comply with applicable federal or state laws in generating or servicing the receivables that we have acquired.

Laws relating to debt collections also directly apply to our business. Additional consumer protection or privacy laws and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws may adversely affect our ability to collect on our receivables, which could adversely affect our earnings. Our failure or the failure of the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables or cause us to pay damages to the original debtors, which could reduce our revenues and harm our business.

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

We are subject to ongoing risks of litigation, including individual or class actions under securities, consumer credit, collections, employment and other laws.

We operate in an extremely litigious climate and may be named as defendants in litigation, including individual or class actions under securities laws or employment laws as well as consumer credit, collections, and various other consumer-oriented laws.

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

We may make acquisitions that prove unsuccessful or strain or divert our resources

From time to time, we consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses or, if we do, we may not be able to successfully integrate these businesses with our own. Further, acquisitions may place additional constraints on our resources such as diverting the attention of our management from other business concerns. Through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may divert management’s attention from the successful operation of our business, which may result in decreased collections and earnings. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

Recent legislative actions and proposed regulations will require corporate governance initiatives, which may be difficult and expensive to implement.

To implement required corporate governance initiatives mandated by the Sarbanes-Oxley Act, the Securities and Exchange Commission and the recently adopted Nasdaq rules, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which would cause our general and administrative expenses to substantially increase. We also expect that the premiums we pay for directors’ and officers’ insurance policies will increase in the future as a result of higher claim rates incurred by insurers on other insured companies in recent years. These increased costs will adversely affect our operating results by increasing expenses by an amount that is significant for a company of our size. In addition, senior management’s attention to our core business may be diverted by these initiatives which could result in decreased collections and earnings.

We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover.

Our industry is very labor intensive. We generally compete for qualified personnel with companies in our business and in the collection agency, tele-services and telemarketing industries. We will not be able to service our receivables effectively, continue our growth and operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which could reduce collections and therefore result in lower revenues and earnings.

The failure of our technology and phone systems could have an adverse effect on our operations.

Our success depends in large part on sophisticated telecommunications and computer systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus, or service provider failure, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivables portfolios and to access, maintain and expand the databases we use for our collection activities. Any simultaneous failure of our information systems and their backup systems would interrupt our business operations.

Our business depends heavily on service provided by various local and long distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could negatively affect our operating results or disrupt our operations.

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

We may not be able to adequately protect the intellectual property rights upon which we rely

We rely on proprietary software programs and valuation and collection processes and techniques and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes and techniques to be trade secrets. We may not be able to adequately protect our technology and data resources.

We have engaged in transactions with members of our Board of Directors, significant stockholders, an entities affiliated with them; future transactions with related parties could pose conflicts of interest

In the past, we have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them, which inherently give rise to conflicts of interest. For example, certain of these parties have previously provided financing and financial guarantees to Encore and have received additional equity interests, such as warrants, in connection with such transactions. Transactions with related parties such as these pose a risk that such transactions are on terms that are not as beneficial to the Company as those that may be arranged with third parties. Our Board of Directors monitors transactions entered into by the Company and where such transactions involve a related party or otherwise are perceived to present a conflict of interest, takes steps designed to mitigate such conflicts, such as submitting the proposed transaction to those directors who are unaffiliated with the related party involved in the transaction or otherwise not subject to a conflict of interest for their review and approval.

Item 7A – Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2004, we had total variable rate borrowings of $66.4 million, which consisted of our Secured Financing Facility and our Revolving Credit Facility (see Note 4 to the consolidated financial statements).

Changes in short-term interest rates also affect our earnings as a result of our borrowings under variable rate borrowing agreements. If the market interest rates for our variable rate agreements increase at an average of 10.0%, interest expense would increase, and income before income taxes would decrease by approximately $0.5 million, on an annualized basis, based on the amount of related outstanding borrowings as of December 31, 2004 of $66.4 million. Conversely, if market interest rates decreased an average of 10.0%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.5 million, on an annualized basis, based on borrowings as of December 31, 2004.

Item 8 — Consolidated Financial Statements

Encore Capital Group, Inc.
Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Encore Capital Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Capital Group, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman, LLP

Costa Mesa, California
February 4, 2005

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31,	December 31,
	2004	2003

Assets
Cash and cash equivalents	$49,731	$38,612
Restricted cash	3,432	842
Investment in receivable portfolios, net	137,963	89,136
Investment in retained interest	-	1,231
Property and equipment, net	3,360	2,786
Deferred tax asset, net	361	1,358
Other assets	6,295	4,320

Total assets	$201,142	$138,285

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued liabilities	$17,418	$11,644
Accrued profit sharing arrangement	20,881	12,749
Income tax payable	-	883
Notes payable and other borrowings	66,567	41,178
Capital lease obligations	261	460

Total liabilities	105,127	66,914

Commitments and contingencies
Stockholders' equity
Convertible preferred stock, $.01 par value, 5,000 shares
authorized, and no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000 shares authorized,
and 22,166 shares and 22,003 shares issued and outstanding
as of December 31, 2004 and 2003, respectively	222	220
Additional paid-in capital	66,788	65,387
Accumulated earnings	28,834	5,658
Accumulated other comprehensive income	171	106

Total stockholders' equity	96,015	71,371

Total liabilities and stockholders' equity	$201,142	$138,285

See accompanying notes to consolidated financial statements.

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years ended December 31,

	2004	2003	2002

Revenues
Revenue from receivable portfolios	$175,296	$115,575	$80,961
Revenue from retained interest	2,487	307	5,707
Servicing fees and other related revenue	692	1,620	3,712

Total revenues	178,475	117,502	90,380

Operating expenses
Salaries and employee benefits	47,193	39,286	35,137
Other operating expenses	13,645	11,335	7,934
Cost of legal collections	28,202	15,827	11,028
Collection agency commissions	4,786	-	-
General and administrative expenses	9,212	6,509	6,314
Provision for portfolio losses	-	-	1,049
Depreciation and amortization	1,951	2,023	2,453

Total operating expenses	104,989	74,980	63,915

Income before other income (expense)
and income taxes	73,486	42,522	26,465
Other income (expense)
Interest expense	(35,330)	(20,479)	(18,592)
Other income	690	7,380	213

Total other expense	(34,640)	(13,099)	(18,379)

Income before income taxes	38,846	29,423	8,086
(Provision for) benefit from income taxes	(15,670)	(11,003)	5,703

Net income	23,176	18,420	13,789
Preferred stock dividends	-	(374)	(440)

Net income available to common stockholders	$23,176	$18,046	$13,349

Weighted average shares outstanding	22,072	10,965	7,339
Incremental shares from assumed conversion
of warrants, options, and preferred stock	1,409	9,908	9,120

Adjusted weighted average shares outstanding	23,481	20,873	16,459

Earnings per share - Basic	$1.05	$1.65	$1.82

Earnings per share - Diluted	$0.99	$0.88	$0.84

See accompanying notes to consolidated financial statements.

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Stockholders' Equity  and Comprehensive Income
(In Thousands)

							Accumulated
					Additional	Accumulated	Other
	Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive

	Shares	Par	Shares	Cost	Capital	(Deficit)	Income	Total

Balance at December 31, 2001	7,161	$72	-	$-	$22,111	$(25,737)	$1,196	$(2,358)
Net income	-	-	-	-	-	13,789	-	13,789
Other comprehensive income:
unrealized gain on non-qualified
deferred compensation plan assets	-	-	-	-	-	-	39	39
Other comprehensive loss: decrease in
unrealized gain on investment
retained interest, net of tax	-	-	-	-	-	-	(868)	(868)

Comprehensive income	-	-	-	-	-	-	-	12,960
Net proceeds from issuance of Preferred Stock	-	-	1,000	10	4,578	-	-	4,588
Preferred dividends	-	-	-	-	-	(440)	-	(440)
Forgiveness of debt, net	-	-	-	-	4,665	-	-	4,665
Issuance of common stock warrants	-	-	-	-	125	-	-	125
Exercise of common stock warrants	250	2	-	-	-	-	-	2

Balance at December 31, 2002	7,411	74	1,000	10	31,479	(12,388)	367	19,542
Net income	-	-	-	-	-	18,420	-	18,420
Other comprehensive income:
unrealized gain on non-qualified
deferred compensation plan assets	-	-	-	-	-	-	46	46
Other comprehensive loss: decrease in
unrealized gain on investment
retained interest, net of tax	-	-	-	-	-	-	(307)	(307)

Comprehensive income	-	-	-	-	-	-	-	18,159
Preferred dividends	-	-	-	-	-	(374)	-	(374)
Preferred stock converted to common stock	10,000	100	(1,000)	(10)	(90)	-	-	-
Net proceeds from issuance of common stock	3,000	30	-	-	30,101	-	-	30,131
Exercise of common stock warrants	957	10	-	-	615	-	-	625
Exercise of stock options	635	6	-	-	608	-	-	614
Excess tax benefits related to stock options	-	-	-	-	2,546	-	-	2,546
Amortization of stock options
issued at below market	-	-	-	-	128	-	-	128

Balance at December 31, 2003	22,003	220	-	-	65,387	5,658	106	71,371
Net income	-	-	-	-	-	23,176	-	23,176
Other comprehensive income:
unrealized gain on non-qualified
deferred compensation plan assets	-	-	-	-	-	-	86	86
Other comprehensive loss: decrease in
unrealized gain on investment
retained interest, net of tax	-	-	-	-	-	-	(21)	(21)

Comprehensive income	-	-	-	-	-	-	-	23,241
Exercise of stock options	163	2	-	-	167	-	-	169
Excess tax benefits related to stock options	-	-	-	-	1,125	-	-	1,125
Amortization of stock options
issued at below market	-	-	-	-	109	-	-	109

Balance at December 31, 2004	22,166	$222	-	$-	$66,788	$28,834	$171	$96,015

See accompanying notes to consolidated financial statements.

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Years ended December 31,

	2004	2003	2002

Operating activities
Gross collections from investment in receivable portfolios	$ 228,657	$178,950	$ 124,388
Gross collections from investment in retained interest	3,682	6,819	13,929
Gross collections for third parties	2,337	4,750	10,491

Total gross collections	234,676	190,519	148,808

Proceeds from litigation settlement	-	11,100	-
Less:
Amounts collected on behalf of third parties	(2,337)	(4,750)	(10,491)
Amounts applied to principal on receivable portfolios	(53,362)	(63,374)	(43,423)
Amounts applied to principal of securitization 98-1	(1,195)	(6,512)	(7,808)
Litigation settlement proceeds applied to principal of receivable
portfolios	-	(692)	-
Legal and other costs related to litigation settlement	-	(3,198)	-
Servicing fees	692	1,620	3,712
Operating Expenses
Salaries and employee benefits	(44,526)	(38,431)	(32,909)
Other operating expenses	(12,083)	(11,044)	(7,803)
Cost of legal collections	(28,202)	(15,827)	(11,028)
Collection agency commissions	(4,786)	-	-
General and administrative	(8,873)	(6,303)	(6,707)
Interest payments	(2,892)	(5,222)	(4,146)
Contingent interest payments	(24,128)	(14,455)	(4,246)
Other income	690	295	211
Decrease (Increase) in restricted cash	(2,590)	2,263	(52)
Income taxes	(14,672)	(2,018)	572

Net cash provided by operating activities	36,412	33,971	24,690

Investing activities
Purchases of receivable portfolios	(103,374)	(89,834)	(62,525)
Collections applied to principal of receivable portfolios	53,362	63,374	43,423
Litigation settlement proceeds applied to principal of receivable
portfolios	-	692	-
Collections applied to principal of securitization 98-1	1,195	6,512	7,808
Proceeds from put-backs of receivable portfolios	1,185	799	882
Proceeds from the sale of property and equipment	-	-	3
Purchases of property and equipment	(2,525)	(1,015)	(749)

Net cash used in investing activities	(50,157)	(19,472)	(11,158)

Financing activities
Proceeds from notes payable and other borrowings	78,676	78,226	62,183
Repayment of notes payable and other borrowings	(53,288)	(85,478)	(79,669)
Capitalized loan costs relating to financing arrangement	(494)	(245)	(154)
Proceeds from sale of common stock, net	-	30,131	-
Proceeds from exercise of common stock options	169	614	-
Proceeds from exercise of common stock warrants	-	625	2
Proceeds from sale of preferred stock	-	-	4,588
Payments of preferred dividends	-	(374)	(250)
Repayment of capital lease obligations	(199)	(138)	(892)

Net cash provided by (used in) financing activities	24,864	23,361	(14,192)

Net increase (decrease) in cash	11,119	37,860	(660)
Cash and cash equivalents, beginning of year	38,612	752	1,412

Cash and cash equivalents, end of year	$ 49,731	$38,612	$ 752

See accompanying notes to consolidated financial statements.

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows (continued)
Reconciliation of Net Income to Net Cash Provided by Operating Activities
(In Thousands)

	Years ended December 31,

	2004	2003	2002

Net income	$23,176	$18,420	$13,789
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,951	2,023	2,452
Amortization of loan costs	76	603	661
Amortization of debt discount	-	742	112
Amortization of stock based compensation	109	128	-
Deferred income tax expense (benefit)	815	5,456	(6,234)
Excess tax benefits from stock options	1,125	2,722	-
Increase in income on retained interest	-	-	414
Provision for portfolio losses	-	-	1,049
Changes in operating assets and liabilities
(Increase) decrease in restricted cash	(2,590)	2,263	(52)
Increase in other assets	(2,254)	(1,339)	(783)
Increase in accrued profit sharing arrangement	8,132	1,569	8,802
Increase in accounts payable and accrued liabilities	5,872	1,384	4,480

Net cash provided by operating activities	$36,412	$33,971	$24,690

Supplemental schedules of non-cash investing activities:

Property and equipment acquired under capital leases	$-	$253	$-

Supplemental schedules of non-cash financing activities:

Issuance of common stock warrants
in connection with debt agreements	$-	$-	$125

Recordation of equity in connection with debt forgiveness	$-	$-	$4,665

See accompanying notes to consolidated financial statements.

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. together with its subsidiaries (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivables portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios Encore purchases consist primarily of unsecured, charged-off domestic consumer credit receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 4).

Encore is a Delaware holding company whose principal assets are its investments in various wholly owned subsidiaries (collectively the “Company”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but was recorded as an investment in retained interest on the accompanying audited consolidated statements of financial condition. During the second quarter of 2004, the investment in retained interest was fully recovered.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company invests its excess cash in bank deposits, money market, and short term commercial debt and auction rate preferred stock and debt securities, which are afforded the highest ratings by nationally recognized rating firms. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Restricted Cash
Restricted cash primarily represents unidentified Company collections as well as collections held on behalf of lenders.

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

The Company monitors and evaluates actual and projected cash flows for each receivable portfolio on a quarterly basis. Through September 30, 2003, the Company had not increased the total estimated cash flows for any receivable portfolio. As a result, for those portfolios whose actual cumulative collections exceeded the forecast, such excess amounts were subtracted from the future estimated collections in order to maintain the original forecast. However, effective October 1, 2003, the Company implemented new collection forecasts utilizing a newly developed forecasting model, the Unified Collection Score (“UCS”) that considers known data about the Company’s customers’ accounts, its collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The effect of the Company’s change in estimated projected collections resulting from the implementation of the UCS model is discussed in the “use of estimates” discussion included below.

At the conclusion of the Company’s quarterly evaluation, if the revised forecasted cash flows are in excess of the forecasted cash flows prior to evaluation, the effective interest rate is increased prospectively. If the revised forecasted cash flows are less than the forecasted cash flows prior to evaluation, the effective interest rate is reduced prospectively. If the revised forecasted cash flows are less than the remaining carrying value, the receivable portfolio is impaired and all of the remaining collections are subsequently applied against book value. An impairment charge is taken for the difference between the carrying value and the remaining revised forecasted cash flow amount. Additionally, if the amount and timing of future cash collections are not reasonably estimable, the Company accounts for these portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios; all collections are first applied completely to recover the remaining cost basis of the portfolio and thereafter, if any, are recognized as revenue.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”).

Retained Interest in Securitized Receivables
In connection with a securitization transaction in 2000, the Company recorded an Investment in Retained Interest in securitized receivables (the “Retained Interest”). The Investment in Retained Interest was originally recorded at fair value, with the difference between fair value and cost basis recorded as unrealized gain and included in accumulated other comprehensive income as a component of stockholders’ equity. The Company accounted for its Investment in Retained Interest in the same manner as it accounts for its investment in receivable portfolios (see Note 2). In the second quarter of 2004, the Company’s Investment in Retained Interest was fully recovered and all collections from that point forward have been recorded entirely as Zero Basis Revenue.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line or an accelerated method over the estimated useful lives of the assets as follows:

Fixed Asset Category	Estimated Useful Life
Leasehold improvements	Lesser of lease term or useful life
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 5 years
Vehicles	5 years

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

Contingent Interest
Under the terms of the Company’s Secured Financing Facility, once the Company repays the lender for the notes for each purchased portfolio and collects sufficient amounts to recoup its initial cash investment in each purchased portfolio, the Company shares the residual collections (“Contingent Interest”) from the receivables portfolios, net of its servicing fees, with the lender. The Company makes estimates with respect to the timing and amount of collections of future cash flows from these receivables portfolios. Based on these estimates, the Company records a portion of the estimated future profit sharing obligation as Contingent Interest Expense (see Note 4).

Deferred Court Costs
The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will be ultimately uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced, recovered, and anticipate recovering. Deferred Court Costs, net of the valuation reserves, were $1.8 million and $1.3 million as of December 31, 2004 and 2003, respectively.

Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized (see Note 6).

Stock-Based Compensation
The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting and Disclosure for Stock-Based Compensation.” The Company has also adopted the pro forma disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure an amendment of FASB Statement No. 123.” In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

As required by SFAS No. 148 and SFAS No. 123, the Company provides pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the periods presented as if the fair-value-based method defined in SFAS No. 123 had been applied.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2004	2003	2002
Weighted average fair value of options granted	$15.21	$5.33	$0.39
Risk free interest rate	3.3%	3.0%	2.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected
market price of the Company's common stock	132%	112%	113%
Weighted-average expected life of options	5 Years	5 Years	5 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. See Note 5 for additional information on stock options issued.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share amounts):

	2004	2003	2002

Net income, as reported	$23,176	$18,420	$13,789
Plus: Stock-based employee
compensation expense included in
reported net income	109	128	-
Less: Total stock-based employee
compensation expense determined
under fair value based method	(2,681)	(1,457)	(97)

Pro forma net income	$20,604	$17,091	$13,692

Earnings per share:
Basic - as reported	$1.05	$1.65	$1.82

Basic - pro forma	$0.93	$1.52	$1.81

Diluted - as reported	$0.99	$0.88	$0.84

Diluted - pro forma	$0.88	$0.82	$0.83

Fair Values of Financial Instruments
The Company’s consolidated financial instruments consist of cash and cash equivalents, investment in portfolio receivables, net, long-term debt, and obligations under capital leases. The fair value of cash and cash equivalents, long-term debt and obligations under capital leases approximates their respective carrying values. The Company considers it not practicable to perform a fair value calculation of the finance receivables due to the excessive costs that would be incurred.

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

Management has made significant estimates with respect to the timing and amount of collection of future cash flows from receivable portfolios owned, and in prior years, those underlying the Company’s retained interest. Every quarter since the fourth quarter of 2003, the Company has updated its collection forecasts to reflect the estimated impact of its new collection strategies on the forecasted remaining cash flows of its receivable portfolios utilizing its internally developed forecasting model, the Unified Collection Score (“UCS”). The effect of the change in the Company’s estimate of projected collections resulting from the application of the UCS model is discussed below.

On purchases made since mid-2000, the Company’s gross collections, in the aggregate, have exceeded expectations. The Company has developed the statistical support to assist it in determining whether the better than expected performance resulted from: (i) the Company collecting at a more rapid rate than originally forecast; (ii) the Company increasing its penetration of the portfolio and thus increasing the likelihood of collecting more than the original forecast; or (iii) some combination of both faster collections and additional penetration of the portfolio. Effective October 1, 2003, the Company implemented its UCS model to project these remaining cash flows, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The initial implementation of the UCS model during the 4th quarter of 2003 resulted in increasing projected gross collections by 37%, accretion revenue by $1.3 million and the accrual for contingent interest by $1.0 million. The Company routinely evaluates and implements enhancements to its UCS model.

Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 4), the realizability of the Company’s net deferred court costs, the realizability of the Company’s net deferred tax assets (see Note 6), and the Company’s potential liabilities with respect to its self insured workers compensation and health benefits plans (see Note 8). Actual results are likely to materially differ from these estimates, making it reasonably possible that a material change in these estimates could occur within one year.

Concentrations of Risk
Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. Cash balances are generally substantially in excess of the amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2004, the Company had $24.0 million invested in auction rate preferred stock securities and $16.0 million equally invested in auction rate debt securities, all of which are considered cash and cash equivlalents with maturities of less than three months.

Earnings and Loss Per Share
Earnings and Loss per share are calculated pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” For the years ended December 31, 2004, 2003 and 2002, diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of outstanding preferred stock.

Reclassifications
Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

New Accounting Pronouncements
In December 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected would be recognized as an impairment on the statement of operations and a corresponding valuation allowance would be created against the investment in receivable portfolios on the statement of financial condition. SOP 03-03 is effective in fiscal years beginning after December 15, 2004, and accordingly, the Company expects to adopt the provisions of this SOP in the first quarter of 2005. The Company does not believe that the implementation of SOP 03-03 will have a material affect on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (SFAS No. 123R) “Share-Based Payment,” which is a revision of SFAS 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005, and accordingly, the Company expects to adopt the provisions of this pronouncement in the third quarter of 2005. For periods prior to implementation, the Company has retained its accounting for stock based employee compensation under APB No. 25 and has only adopted the pro forma disclosure requirements of SFAS No. 123. The Company expects that the adoption of this statement will reduce the Company’s reported net income and earnings per share. The effect of adopting this statement on the Company’s historical consolidated statements of operations is reflected on a proforma basis in the“Stock-Based Compensation” section above.

Note 2: Investment in Receivable Portfolios, Net

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

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the year ended December 31, 2004, 2003 and 2002, approximately $43.2 million, $19.7 million, and $4.9 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Year Ended December 31, 2004

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$-	$89,136
Purchases of receivable portfolios	103,374	-	-	103,374
Transfers of portfolios	724	(724)	-	-
Gross collections	(184,783)	(738)	(43,136)	(228,657)
Basis adjustments	(1,136)	(15)	(35)	(1,186)
Revenue recognized	132,125	-	43,171	175,296

Balance, end of period	$137,553	$410	$-	$137,963

Revenue as a percentage of collections	71.5%	0.0%	100.0%	76.7%

Annualized weighted average effective interest rate on accrual basis portfolios [1]				138.7%

	For the Year Ended December 31, 2003

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$63,253	$915	$-	$64,168
Purchases of receivable portfolios	88,809	1,025	-	89,834
Transfers of portfolios	(1,860)	1,860	-	-
Gross collections	(157,335)	(1,911)	(19,704)	(178,950)
Portion of Litigation
Settlement proceeds
applied to carrying value	(692)	-	-	(692)
Basis adjustments	(777)	(2)	(20)	(799)
Revenue recognized	95,851	-	19,724	115,575

Balance, end of period	$87,249	$1,887	$-	$89,136

Revenue as a percentage of collections	60.9%	0.0%	100.0%	64.6%

Annualized weighted average effective interest rate on accrual basis portfolios[1]				140.5%

	For the Year Ended December 31, 2002

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$45,671	$1,330	$-	$47,001
Purchases of receivable portfolios	62,525	-	-	62,525
Transfers of portfolios	(1,490)	1,490	-	-
Gross collections	(118,614)	(856)	(4,918)	(124,388)
Basis adjustments	(882)	-	-	(882)
Provision for portfolio losses	-	(1,049)	-	(1,049)
Revenue recognized	76,043	-	4,918	80,961

Balance, end of period	$63,253	$915	$-	$64,168

Revenue as a percentage of collections	64.1%	0.0%	100.0%	65.1%

Annualized weighted average effective interest rate on accrual basis portfolios [1]				160.2%

1For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is derived from the timing and amounts of actual cash received and the anticipated future cash flow projections for each pool.

At December 31, 2004, the Company accounted for two portfolios with a remaining carrying value of $0.4 million using the cost recovery method. No provision for impairment losses was recorded during the years ended December 31, 2004 and 2003. For the year ended December 31, 2002, the Company recorded $1.0 million provision related to impairment losses.

The Company has historically purchased charged-off unsecured consumer credit cards and in past years a few portfolios of charged-off unsecured consumer loans. During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 began purchasing auto loan deficiencies, and in 2004 began purchasing charged-off consumer telecom receivables. The Company purchased $29.1 million, $6.0 million and $1.9 million of these loans during the years ended December 31, 2004, 2003 and 2002, respectively. Gross collections related to all portfolios of charged-off unsecured consumer loans, auto loan deficiencies and telecom receivables amounted to $21.6 million, $6.1 million and $3.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Years Ended December 31,

	2004	2003	2002

Collection sites	$122,461	$119,330	$94,997
Legal collections	70,167	39,080	27,620
Sales	22,504	28,071	18,545
Collection agencies	13,636	-	-
Other	5,908	4,038	7,646

Gross collections for the period	$234,676	$190,519	$148,808

Note 3: Property and Equipment

Property and equipment consist of the following as of the dates presented (in thousands):

	December 31,	December 31,
	2004	2003

Furniture, fixtures and equipment	$1,433	$1,316
Computer equipment and software	10,867	9,350
Telephone equipment	1,856	1,811
Leasehold improvements	1,301	495

	15,457	12,972
Accumulated depreciation and amortization	(12,097)	(10,186)

	$3,360	$2,786

Note 4: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	December 31,	December 31,
	2004	2003

Secured Financing Facility	$56,599	$39,928
Revolving Credit Facility	9,829	-
Secured Financing	-	1,031
Secured Note	139	219

	$66,567	$41,178

Secured Financing Facility
On December 31, 2004, the $75.0 million secured financing facility (the “Secured Financing Facility”) expired. The Secured Financing Facility was entered into on December 20, 2000 by MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity to finance the purchase of receivable portfolios. The facility generally provided for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Notes issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual cash flows from the receivable portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. New advances for portfolio purchases under the Secured Financing Facility are not available beyond the December 31, 2004 expiration date. The Company was required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004.

Borrowings under this facility during the fourth quarter of 2004 amounted to $38.8 million, $35.2 million of which were financed under an amendment to the Secured Financing Facility during such quarter. The newly amended agreement provides for a cap, as defined, on the total amount of interest owed to the lender for such borrowings.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands, except percentages):

	For the Years Ended December 31,

	2004	2003	2002

Stated interest	$2,462	$2,233	$1,731
Amortization of loan fees	-	51	73
Contingent interest	32,261	16,024	13,048

Total interest expense	$34,723	$18,308	$14,852

Average outstanding loan balance for the period	$33,859	$31,417	$22,448

Weighted average effective interest rate	102.6%	58.3%	66.2%

Cash payments made on contingent interest	$24,128	$14,455	$4,246

The Secured Financing Facility had a balance of $56.6 million as of December 31, 2004 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $111.0 million at that time. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. The Secured Financing Facility lender exercised all of the warrants in December 2003.

Revolving Credit Facility
On June 30, 2004, the Company entered into a $75.0 million, three-year revolving credit facility (the“Revolving Credit Facility”) to be utilized for the purposes of purchasing portfolio receivables and for working capital needs. Interest rates on borrowings under this facility are, at the Company’s option, at the lender’s prime rate or at Eurodollar plus a current margin of 2.50%. The applicable margin is adjusted quarterly based on a pricing grid which takes into account certain financial covenants related to the Company’s consolidated financial condition and results of operations. The Revolving Credit Facility provides for an 85.0% initial advance rate with respect to each qualified receivables portfolio purchased. The balance outstanding under the Revolving Credit Facility must not exceed an amount determined under a “Borrowing Base” formula. The eligible borrowing base of each portfolio financed under this facility is calculated by applying a three percentage point reduction to the 85.0% initial advance rate each month, commencing after the first three complete months of our ownership. The aggregate Borrowing Base is the sum of all of the borrowing bases of all portfolios financed under this facility. The Revolving Credit Facility is secured by a security interest in all assets of the Company, except for those assets in which the Secured Financing Facility lender has a first priority security interest.

This financing arrangement does not require the Company to share residual collections with the lender. Draws on the Revolving Credit Facility for portfolio purchases during the third and fourth quarters of 2004 were limited to non-credit card portfolios, and upon expiration of the Company’s Secured Financing Facility on December 31, 2004, became available to fund all types of portfolio purchases, including credit card receivables. The Revolving Credit Facility provides for a $5.0 million letter of credit sub-facility and requires, under certain circumstances, permanent reductions in the outstanding balance and overall availability of the facility. The Revolving Credit Facility may be repaid without penalty. The Revolving Credit Facility contains substantial restrictive financial covenants, including but not limited to, financial ratios and limitations on acquisitions, dispositions, merger, dissolution, payment of dividends, indebtedness and capital expenditures. The Revolving Credit Facility had a balance of $9.8 million as of December 31, 2004.

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

Secured Note
On October 1, 2003, the Company entered into a loan for the purchase of certain equipment (“Secured Note”) in the amount of $0.3 million with a term of 36 months. This note is secured by the equipment, carries an interest rate of 7.24%, and had a balance of $0.1 million as of December 31, 2004.

Note 5: Equity

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

In April 2004, the Company’s Compensation Committee of the Board of Directors approved issuance of stock options for key personnel to purchase a total of 214,000 shares of the Company’s common stock at an exercise price of $16.17 per share. The exercise price of all these granted stock options was equal to the estimated market value of the underlying common stock at the date of grant and no compensation expense was recognized. The options vest ratably over three years commencing April 2005.

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

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price

Outstanding at December 31, 2001	1,035,000	$1.00	$1.00
Granted	835,999	0.35 - 0.52	0.48

Cancelled	(50,000)	1.00	1.00

Outstanding at December 31, 2002	1,820,999	0.35-1.00	0.76
Granted	661,000	1.30 - 11.00	6.23

Cancelled	(100,666)	0.35 - 1.30	0.87
Exercised	(634,869)	0.35 - 1.00	0.97

Outstanding at December 31, 2003	1,746,464	0.35 - 11.00	2.75
Granted	524,000	16.17 - 18.63	17.43

Cancelled	(22,165)	0.35 - 16.17	7.87
Exercised	(162,810)	0.35 - 4.50	1.03

Outstanding at December 31, 2004	2,085,489	$0.35 - $18.63	$6.52

The following table summarizes outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price

$0.35 -$0.52	710,828	$0.49	7.63	28,335	$0.35
1.00	282,000	1.00	6.30	244,500	1.00
1.30	209,495	1.30	8.08	39,836	1.30
2.95	37,500	2.95	8.30	4,167	2.95
4.50	6,666	4.50	8.35	1,667	4.50
11.00	325,000	11.00	8.83	216,668	11.00
16.17	204,000	16.17	9.27	–	–
16.93	60,000	16.93	9.34	–	–
18.63	250,000	18.63	9.72	–	–

$0.35 - $18.63	2,085,489	$6.52	8.16	535,173	$5.06

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

Sale and Conversion of Preferred Stock
On February 22, 2002, certain existing stockholders and their affiliates (the “Purchasers”) made a $5.0 million investment in Encore Capital Group, Inc. Immediately prior to such investment, the Purchasers beneficially owned in excess of 50% of the Company’s common stock on a collective basis. In a related transaction, one of the Company’s principal lenders, ING Capital LLC (“ING”), forgave $5.3 million of outstanding debt and reduced its warrant position by 200,000 warrants. The debt forgiveness was recorded net of the debt discount related to the warrants cancelled and deferred loan costs totaling $0.6 million in the aggregate. The net $4.7 million effect of the debt forgiveness was recorded by the Company as a capital contribution since it was facilitated by various equity holders of the Company through their relationship with ING. This relationship resulted from prior investment banking and financial advisory services rendered to such equity holders by ING and its affiliates. The Purchasers received 1,000,000 shares of the Company’s Series A Senior Cumulative Participating Convertible Preferred Stock (the “Series A Preferred Stock”) at a price of $5.00 per share for $5.0 million in cash. The Company received $5.0 million less $0.4 million of costs associated with the issuance. Each share of Series A Preferred Stock was convertible at the option of the holder, at any time, into 10 shares of common stock at a conversion price of $0.50 per share of common stock, subject to customary anti-dilution adjustments. The Series A Preferred Stock had a cumulative dividend, payable semi-annually.

On October 1, 2003, concurrent with the Company’s follow-on public offering, all the holders of the Series A Preferred Stock converted their shares into 10.0 million shares of common stock pursuant to an agreement executed between the holder of such shares and the Company. All accrued and unpaid dividends totaling $63,889 were paid at the time of the conversion and the holders of the Series A Preferred Stock did not pay or receive any other consideration in connection with the conversion.

Note 6: Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2004	2003	2002

Current expense:
Federal	$11,952	$3,628	$-
State	2,903	1,919	531

	14,855	5,547	531

Deferred expense (benefit):
Federal	639	5,114	(5,766)
State	176	342	(468)

	815	5,456	(6,234)

	$15,670	$11,003	$(5,703)

The Company had Federal, Arizona state, and California state net operating loss carry-forwards of approximately $13.3 million, $3.3 million and $3.2 million, respectively, as of December 31, 2002. The Company utilized all of its Federal and Arizona state net operating loss carry-forwards during 2003. The state of California suspended the ability to utilize net operating loss carry-forwards until 2004, at which time they were fully utilized.

The components of deferred tax assets and liabilities consist of the following as of December 31 for the years presented (in thousands):

	2004	2003

Deferred tax assets:
Net operating losses	$-	$186
State tax deductions	280	407
Accrued expenses	712	416
Contributions to non qualified plan	943	491
Differences in income recognition
related to receivable portfolios
and retained interest	2,942	3,246

	4,877	4,746
Less valuation allowance	-	(186)

	4,877	4,560

Deferred tax liabilities:
Contingent interest expense	3,071	2,603
Deferred court costs	720	517
Difference in basis of depreciable assets	608	-
Unrealized gain on retained interest
in securitized receivables	-	14
Other	117	68

	4,516	3,202

Net deferred tax asset	$361	$1,358

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum for the year ended December 31, 2004 and 34.0% per annum for the years ended December 31, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002

Computed "expected" federal income tax expense	$13,596	$10,004	$2,749
Increase (decrease) in income taxes resulting from:
State income taxes, net	2,226	1,561	63
Gain on debt forgiveness	-	-	1,633
Other adjustments, net	34	(562)	(261)
Decrease in valuation allowance	(186)	-	(9,887)

	$15,670	$11,003	$(5,703)

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

Note 7: Litigation Settlement

On March 21, 2003, certain of the Company’s subsidiaries entered into a settlement agreement with a large credit card issuer in connection with the lawsuit filed against it in February 2001. Pursuant to the terms of the settlement (the “Litigation Settlement”), the large credit card issuer paid the Company $11.1 million on April 4, 2003 in full and complete satisfaction of the claims. The net proceeds of $7.9 million, which is net of litigation expenses and attorneys’ fees, were used to repay debt.

During the first quarter of 2003, the Company recorded a net gain of $7.2 million, which was comprised of the net proceeds of $7.9 million, reduced by the remaining carrying value of the related receivable portfolios as of March 31, 2003, which was $0.7 million.

Note 8: Commitments and Contingencies

Litigation
On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. The Company has recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of approximately 10 cases styled as class actions that have been filed against the Company, although the Company has not been served in all of these cases. To date, no class has been certified in any of these cases. The Company believes that these cases are without merit and intend to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

There are a number of other lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position or results of operations in any future reporting periods.

Leases
The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $1.1 million, $1.0 million and $1.3 million during 2004, 2003 and 2002, respectively.

Commitments for future minimum rentals as of December 31, 2004 are presented below for the years ending December 31 (in thousands):

2005	2006	2007	2008	2009	> 2009	Total

$1,161	$1,255	$1,321	$1,231	$979	$5,598	$11,545

The Company leases certain property and equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. At December 31, 2004 and 2003, the cost of assets under capital leases was $1.3 million for each year. The related accumulated amortization as of December 31, 2004 and 2003 was $1.1 million and $0.8 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31 (in thousands):

2005	2006	Total	Interest¹	Principal

$208	$69	$277	$(16)	$261

        1 This amount represent interest at 8.76% per annum

Employee Benefit Plans
The Company maintains a 401(k) Salary Deferral Plan (the“Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2004, the plan assets and plan liabilities were each $2.4 million. As of December 31, 2003, the plan assets and plan liabilities were each $1.4 million. These amounts are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

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

Self Insured Health Benefits
Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40 thousand per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.4 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to December 31, 2004.

Self Insured Workers Compensation Plan
Effective November 1, 2003, the Company established a self-insured workers compensation plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $350 thousand per employee per occurrence, and $1.3 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.6 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to December 31, 2004.

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller by year for the following periods, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

Concentration of Initial Purchase Cost by Seller

For the Years Ended December 31,

	2004		2003		2002		Total
	Cost	%	Cost	%	Cost	%	Cost	%

Seller 1[2]	$20,454	19.8%	$30,420	33.9%	$20,223	32.4%	$71,097	27.8%
Seller 2	1,647	1.6%	23,614	26.3%	5,214	8.3%	30,475	11.9%
Seller 3	-	0.0%	3,862	4.3%	23,463	37.5%	27,325	10.7%
Seller 4	21,300	20.6%	-	0.0%	-	0.0%	21,300	8.3%
Seller 5	17,624	17.1%	-	0.0%	-	0.0%	17,624	6.9%
Seller 6	15,063	14.6%	-	0.0%	-	0.0%	15,063	5.9%
Seller 7	-	0.0%	9,458	10.5%	-	0.0%	9,458	3.7%
Seller 8	3,647	3.5%	2,542	2.8%	1,784	2.9%	7,973	3.1%
Seller 9	-	0.0%	6,364	7.1%	-	0.0%	6,364	2.5%
Seller 10	2,522	2.4%	-	0.0%	2,641	4.2%	5,163	2.0%
Other	21,117	20.4%	13,574	15.1%	9,200	14.7%	43,891	17.2%

	103,374	100.0%	89,834	100.0%	62,525	100.0%	255,733	100.0%

Adjustments¹	(667)		(919)		(1,019)		(2,605)

Cost, net	$102,707		$88,915		$61,506		$253,128

        1Adjustment for put-backs, account recalls and replacements.
        2Purchases from Seller 1 were conducted under a forward flow arrangement that was not renewed for 2005.

Note 9. Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended

	March 31	June 30	September 30	December 31

2004
Gross collections	$63,996	$57,401	$59,904	$53,375
Revenues	42,387	43,586	46,523	45,979
Total operating expenses	23,316	25,435	28,315	27,923
Net income	6,016	5,595	5,882	5,683
Basic earnings per share	0.27	0.25	0.27	0.26
Diluted earnings per share	0.26	0.24	0.25	0.24

2003
Gross collections	$47,083	$46,650	$49,095	$47,691
Revenues	28,123	28,391	29,539	31,449
Total operating expenses	17,391	18,293	19,467	19,829
Net income	8,166	3,309	3,104	3,841
Basic earnings per share	1.09	0.43	0.40	0.18
Diluted earnings per share	0.44	0.17	0.15	0.16

Item 9 — Changes in and Disagreements with Accountants

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, Encore carried out an evaluation, under the supervision and with the participation of Encore’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling Encore to record, process, summarize and report information required to be included in Encore’s periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Encore. Encore’s internal control system was designed to provide reasonable assurance to Encore’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2004, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of Encore’s internal control over financial reporting as of December 31, 2004. Its report is included herein.

Changes in Internal Control over Financial Reporting
In connection with the evaluation by the Exchange Act Rules 13a-15 and 15d-15, there was no change in internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accouting Firm

To the Board of Directors and Stockholders of
Encore Capital Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Encore Capital Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2004 and our report dated February 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Costa Mesa, California
February 4, 2005

PART III

Items — 10, 11, 12, 13 AND 14

The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2005 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information. Notwithstanding the foregoing, information appearing in the sections ‘Executive Compensation Report of the Compensation Committee’ and ‘Stock Price Performance Graph’ shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Consolidated Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this Form 10-K.

(b)	Exhibits.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 3, 2005)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 25, 2002)

4.2	Registration Rights Agreement, dated as of December 20, 2000, between the Company and CFSC Capital Corp. VIII (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 22, 2003)

4.3	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 22, 2003)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 22, 2003)

10.1	Net Industrial Building Lease by and between Midland Credit Management, Inc. and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the "Office Lease") (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on May 14, 1999 ("Amendment No. 1"))

10.2	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)

10.3	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

10.4	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)

10.5	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)

10.6	Fifth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2003)

10.7	Sixth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2002)

10.8	Option to Extend Office Lease dated October 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 12, 2002)

10.9	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the "Midland Lease") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2004)

10.10	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2004)

10.11	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company's proxy statement dated March 30, 2004)

10.12	Form of Option Agreement under 1999 Equity Participation Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on June 14, 1999 ("Amendment No. 2"))

10.13	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 14, 2002)

10.14	Amendment to Executive Non-Qualified Excess Plan, effective January 31, 2004 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 2, 2004)

10.15	Executive Non-Qualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 14, 2002)

10.16	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (the "Secured Financing Facility") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 9, 2001)

10.17	First Amendment, dated as of June 26, 2003, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 13, 2003)

10.18	Third Amendment, dated as of November 29, 2004, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 3, 2004)

10.19	Servicing Agreement relating to the Secured Financing Facility, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on August 22, 2003)

10.20	First Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on August 22, 2003)

10.21	Second Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of June 26, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on August 22, 2003)

10.22	Credit Agreement, dated as of June 30, 2004, among the Company, the lenders from time to time party thereto and Bank One, NA, as administrative agent (the "Revolving Credit Facility") (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2004)

10.23	Pledge Agreement, dated as of June 30, 2004, with respect to the Revolving Credit Facility (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2004)

10.24	Guaranty, dated as of June 30, 2004, with respect to the Revolving Credit Facility (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2004)

10.25	Amendment No. 1, dated as of September 15, 2004, to the Revolving Credit Facility (incorporated by reference to the Company's Current Report on Form 8-K filed on September 16, 2004)

10.26	Employment Agreement dated as of May 22, 2000 between the Company and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 25, 2002)

10.27	Employment Agreement dated as of May 22, 2000 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 25, 2002)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Current Report on Form 8-K filed on August 22, 2003)

23.1	Consent of Independent Auditors, BDO Seidman, LLP, dated March 3, 2005 to the incorporation by reference of their report dated February 4, 2005, in the Company's Registration Statement on Form S-8. (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation By /s/ Carl C. Gregory, III —————————————— Carl C. Gregory, III Vice Chairman and Chief Executive Officer

Date: March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Carl C. Gregory, III —————————— Carl C. Gregory, III	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2005

/s/ Barry R. Barkley —————————— Barry R. Barkley	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2005

/s/ Eric D. Kogan* —————————— Eric D. Kogan	Director	March 3, 2005

/s/ Peter W. May* —————————— Peter W. May	Director	March 3, 2005

/s/ Richard Mandell* —————————— Richard Mandell	Director	March 3, 2005

/s/ Robert M. Whyte* —————————— Robert M. Whyte	Director	March 3, 2005

/s/ Ray Fleming —————————— Ray Fleming	Director	March 3, 2005

/s/ Nelson Peltz* —————————— Nelson Peltz	Director	March 3, 2005

/s/ Alexander Lemond* —————————— Alexander Lemond	Director	March 3, 2005

/s/ Neville Joel Katz* —————————— Neville Joel Katz	Director	March 3, 2005

* /s/ Carl C. Gregory, III —— ————————

        As attorney-in-fact pursuant to power of attorney dated February 2005.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-36182), pertaining to the Encore Capital Group, Inc. 1999 Equity Participation Plan, of our reports dated February 4, 2005 with respect to internal control over financial reporting of Encore Capital Group, Inc. as of December 31, 2004 and the consolidated financial statements of Encore Capital Group, Inc, as of and for the year ended December 31, 2004 included in its Annual Report on Form 10-K.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 3, 2005

Exhibit 24

SPECIAL POWER OF ATTORNEY

        The undersigned constitutes and appoints Carl C. Gregory, III, Barry R. Barkley and Robin R. Pruitt, and each of them, his/her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, for filing with the Securities and Exchange Commission by Encore Capital Group, Inc., a Delaware corporation, together with any and all amendments to such Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

/s/ Eric D. Kogan —————————— Eric D. Kogan	February 27, 2005

/s/ Peter W. May —————————— Peter W. May	February 23, 2005

/s/ Richard A. Mandell —————————— Richard A. Mandell	February 15, 2005

/s/ Robert M. Whyte —————————— Robert M. Whyte	February 24, 2005

/s/ Raymond Fleming —————————— Raymond Fleming	February 14, 2005

/s/ Nelson Peltz —————————— Nelson Peltz	February 24, 2005

/s/ Alexander Lemond —————————— Alexander Lemond	February 17, 2005

/s/ Neville Joel Katz —————————— Neville Joel Katz	February 21, 2005

Exhibit 31.1

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I,     Carl C. Gregory, III, certify that:

1.	I have reviewed this annual report of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 3, 2005	By: /s/ Carl C. Gregory, III Carl C. Gregory, III Vice Chairman & Chief Executive Officer

Exhibit 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I,     Barry R. Barkley, certify that:

1.	I have reviewed this annual report of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 3, 2005	By: /s/ Barry R. Barkley Barry R. Barkley Chief Financial Officer

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Encore Capital Group, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III —————————— Carl C. Gregory, III Chief Executive Officer March 3, 2005

/s/ Barry R. Barkley —————————— Barry R. Barkley Chief Financial Officer March 3, 2005

A signed original of this written statement required by Section 906 has been provided to Encore Capital Group. Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.