Form 10-Q
period 2005-05-09
ENCORE CAPITAL GROUP INC
filed 2005-05-09
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________.

COMMISSION FILE NUMBER: 000-26489

ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8875 Aero Drive, Suite 200 San Diego, California	92123
(Address of principal executive offices)	(Zip code)

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [X] No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 25, 2005
Common Stock, $0.01 par value	22,259,424 shares

ENCORE CAPITAL GROUP, INC.INDEX
TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	March 31,
	2005	December 31,
	(Unaudited)	2004 (A)

Assets
Cash and cash equivalents	$15,098	$9,731
Investments in marketable securities	16,000	40,000
Restricted cash	4,680	3,432
Investment in receivable portfolios, net	142,069	137,963
Property and equipment, net	3,280	3,360
Deferred tax assets, net	78	361
Other assets	6,230	6,295

Total assets	$187,435	$201,142

Liabilities and Stockholders' Equity
Liabilities
Accounts payable and accrued liabilities	$14,273	$17,418
Accrued profit sharing arrangement	19,560	20,881
Income taxes payable	2,720	-
Notes payable and other borrowings	46,139	66,567
Capital lease obligations	214	261

Total liabilities	82,906	105,127

Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value, 5,000 shares
authorized, and no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000 shares authorized,
and 22,259 shares and 22,166 shares issued and outstanding
as of March 31, 2005 and December 31, 2004, respectively	223	222
Additional paid-in capital	67,928	66,788
Accumulated earnings	36,286	28,834
Accumulated other comprehensive income	92	171

Total stockholders' equity	104,529	96,015

Total liabilities and stockholders' equity	$187,435	$201,142

(A)     Derived from the audited consolidated financial statements as of December 31, 2004

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenues
Revenue from receivable portfolios	$50,420	$42,091
Servicing fees and other related income	56	296

Total revenues	50,476	42,387

Operating expenses
Salaries and employee benefits	12,600	11,624
Other operating expenses	4,642	3,422
Collection agency commissions	2,024	672
Cost of legal collections	8,356	5,502
Other general and administrative expense	2,158	1,653
Depreciation and amortization	511	443

Total operating expenses	30,291	23,316

Income before other income (expense)
and income taxes	20,185	19,071

Other income (expense)
Interest expense	(8,087)	(9,282)
Other income	405	155

Total other income (expense)	(7,682)	(9,127)

Income before income taxes	12,503	9,944
Provision for income taxes	(5,051)	(3,928)

Net income	$7,452	$6,016

Weighted average shares outstanding	22,227	22,020
Incremental shares from assumed conversion of options	1,353	1,423

Adjusted weighted average share outstanding	23,580	23,443

Earnings per share - Basic	$0.34	$0.27

Earnings per share - Diluted	$0.32	$0.26

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, In Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive

	Shares	Par	Capital	Earnings	Income	Total

Balance at December 31, 2004	22,166	$222	$66,788	$28,834	$171	$96,015
Net income	-	-	-	7,452	-	7,452
Other comprehensive income:
unrealized gain on non-qualified
deferred compensation plan assets	-	-	-	-	(79)	(79)

Comprehensive income	-	-	-	-	-	7,373
Exercise of stock options	93	1	587	-	-	588
Tax benefits related to stock option exercises	-	-	526	-	-	526
Amortization of options issued below market	-	-	27	-	-	27

Balance at March 31, 2005	22,259	$223	$67,928	$36,286	$92	$104,529

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended
	March 31,

	2005	2004

Operating activities
Gross collections	$65,853	$63,996
Less:
Amounts collected on behalf of third parties	(274)	(962)
Amounts applied to principal on receivable portfolios	(15,160)	(20,943)
Servicing fees	56	296
Operating expenses
Salaries and employee benefits	(15,769)	(12,705)
Other operating expenses	(4,329)	(1,656)
Cost of legal collections	(8,356)	(5,502)
Collection agency commissions	(2,024)	(672)
Other general and administrative	(2,519)	(1,583)
Interest payments	(1,151)	(538)
Contingent interest payments	(8,205)	(5,793)
Other income	405	190
Increase in restricted cash	(1,248)	(4,525)
Income taxes	(1,490)	(1,410)

Net cash provided by operating activities	5,789	8,193

Investing activities
Purchases of receivable portfolios	(19,523)	(17,248)
Collections applied to principal of receivable portfolios	15,160	20,943
Proceeds from sales of marketable securities	24,000	1,000
Proceeds from put-backs of receivable portfolios	258	356
Purchases of property and equipment	(431)	(502)

Net cash provided by investing activities	19,464	4,549

Financing activities
Proceeds from notes payable and other borrowings	2,088	6,952
Repayment of notes payable and other borrowings	(22,516)	(20,474)
Proceeds from exercise of common stock options	588	36
Repayment of capital lease obligations	(46)	(65)

Net cash used in financing activities	(19,886)	(13,551)

Net increase (decrease) in cash	5,367	(809)
Cash, beginning of period	9,731	8,612

Cash, end of period	$15,098	$7,803

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows (cont.) Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Three Months Ended
	March 31,

	2005	2004

Net income	$7,452	$6,016
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	511	443
Amortization of loan costs	44	11
Tax benefits from stock option exercises	526	261
Amortization of stock based compensation	27	27
Deferred income tax expense (benefit)	283	(3,716)
Changes in operating assets and liabilities
Decrease in restricted cash	(1,248)	(4,525)
Increase in income taxes payable	2,744	-
Increase in other assets	(5)	(219)
(Decrease) increase in accrued profit sharing arrangement	(1,321)	2,837
(Decrease) increase in accounts payable and accrued liabilities	(3,224)	7,058

Net cash provided by operating activities	$5,789	$8,193

See accompanying notes to condensed consolidated financial statements

Index

ENCORE CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. together with its subsidiaries (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivable portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios Encore purchases consist primarily of unsecured, charged-off domestic consumer credit receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 6).

Encore is a Delaware holding company whose principal assets are its investments in various wholly-owned subsidiaries (collectively the “Company”).

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies
Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 for a summary of the Company’s significant accounting policies.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the Company’s opinion, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2005, and its consolidated results of operations and cash flows for the three months ended March 31, 2005 and 2004. The unaudited interim condensed consolidated results of operations of the Company for the three months ended March 31, 2005 may not be indicative of future results. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 3, 2005.

Investments in marketable securities represents investments in auction rate debt securities, which are afforded the highest ratings by nationally recognized rating firms. The carrying amounts reported on the consolidated statements of financial condition for investments in marketable securities approximate their fair value.

Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

New Accounting Pronouncements
In December 2003, the AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 is effective for fiscal years beginning after December 15, 2004, and accordingly, the Company has adopted the provisions of this SOP in the quarter ended March 31, 2005. The implementation of SOP 03-03 is discussed in Note 4.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (SFAS No. 123R) “Share – Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123R requires fair value accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. The new required implementation date for SFAS No. 123R for the Company is January 1, 2006, and accordingly, the Company expects to adopt the provisions of this pronouncement during the first quarter of 2006. For periods prior to implementation, we have retained our accounting for stock based employee compensation under APB No. 25 and have only adopted the pro forma disclosure requirements of SFAS No. 123. We expect that the adoption of SFAS No. 123R will reduce our reported net income and earnings per share. The effect of adopting this statement on our historical consolidated statements of operations is reflected on a proforma basis in the “Stock-Based Compensation” section contained in Note 3.

Note 3: Stock-Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, reserved up to 3,300,000 shares for grant to employees, directors and consultants. Pursuant to the 1999 Plan, the Company may grant options at a price in excess of 85.0% of the fair market value on the date of the grant and for a term not to exceed ten years. Options generally vest ratably over a three-year period unless otherwise determined by the Compensation Committee of the Board of Directors.

On March 30, 2005, the Board of Directors of the Company adopted a new 2005 Stock Incentive Plan (the “2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan was effective as of the date approved by the Board, and was approved by the Company’s stockholders at the annual meeting on May 3, 2005. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. An aggregate of 1,500,000 shares of the Company’s common stock are available for awards under the 2005 Plan, plus ungranted shares of Stock that were available for future awards under the 1999 Plan as of the date of adoption of the 2005 Plan. In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are again made available for grant under the 2005 Plan.

The following table summarizes outstanding and exercisable options at March 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Exercise Prices	Outstanding	Price	Life	Outstanding	Price

$0.35 - $0.52	696,496	$0.50	7.40	54,831	$0.35
1.00	266,000	1.00	6.04	228,500	1.00
1.30	195,711	1.30	7.83	111,554	1.30
2.95	37,500	2.95	8.06	4,167	2.95
4.50	6,666	4.50	8.10	1,667	4.50
11.00	275,000	11.00	8.58	166,668	11.00
16.17	204,000	16.17	9.02	-	-
16.93	60,000	16.93	9.10	-	-
18.63	250,000	18.63	9.47	-	-
20.09	60,000	20.09	9.84	-	-
20.30	25,000	20.30	9.92	-	-

$0.35 - $20.30	2,076,373	$7.09	7.99	567,387	$3.96

A summary of the Company’s stock option activity and related information is as follows:

			Weighted-
			Average
	Number of	Option Price	Exercise
	Shares	Per Share	Price

Outstanding at December 31, 2004	2,085,489	$0.35 - $18.63	$6.52
Granted	85,000	20.09 - 20.30	20.15
Cancelled	(666)	1.30	1.30
Exercised	(93,450)	0.35 - 11.00	6.29

Outstanding at March 31, 2005	2,076,373	$0.35 - $20.30	$7.09

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation. The Company has also adopted the pro forma disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123. In accordance with APB No. 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

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

The fair value for options granted during each of the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,

	2005	2004

Weighted average fair value of options granted	$13.94	NA
Risk free interest rate	3.8%	NA
Dividend yield	0.0%	NA
Volatility factors of the expected market
price of the Company's common stock	129%	NA
Weighted-average expected life of options	5 years	NA

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2005	2004

Net income, as reported	$7,452	$6,016
Plus: Stock-based employee compensation expense
included in reported net income	27	27
Less: Total stock-based employee compensation expense
determined under fair value based method	(942)	(328)

Pro forma net income	$6,537	$5,715

Basic earnings per share - as reported	$ 0.34	$0.27

Basic earnings per share - pro forma	$ 0.29	$0.26

Diluted earnings per share - as reported	$ 0.32	$0.26

Diluted earnings per share - pro forma	$ 0.28	$0.24

In connection with the Company’s management succession plan, which is described under the heading “Executive Officers and Compensation,” in the Company’s proxy statement filed on April 5, 2005, the vesting provisions of option grants on September 11, 2002 to three executive officers have been revised by the Compensation Committee of the Company’s Board of Directors as follows: Under the revised vesting dates, 50% of the options to purchase 208,333 shares at an exercise price of $0.51 per share granted to each of two of the executive officers vested on May 3, 2005, and the remaining 50% will vest no later than May 3, 2006. One of these officers retired on May 3, 2005 as an employee of the Company, but was elected as a director of the Company at the Company’s annual meeting on the same date. One-third of the option to purchase 208,333 shares granted at an exercise price of $0.51 per share to the other executive officer vested on May 3, 2005; an additional one-third will vest no later than on May 3, 2006; and the final one-third will vest no later than September 11, 2007. Under the revised vesting provisions, vesting may be accelerated upon the occurrence of an equity event as specified in the respective option agreements. As of March 31, 2005, none of these options were exercisable. The Compensation Committee of the Board of Directors has reviewed the succession plan and the new vesting provisions of the option grants and has determined that the changes associated with these options are not considered a modification that renews or increases the life of the option grant and thus does not result in a new measurement of compensation cost.

Until January 1, 2006, the Company will continue to account for all of its stock options in accordance with APB No.25 with appropriate disclosure of pro forma net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. On January 1, 2006, the Company will adopt the provisions of SFAS No.123R, which will result in the recording of compensation expense in its consolidated statement of operations for the unvested option grants based on the fair value of the respective options at the date of grant.

Note 4: Investment in Receivable Portfolios, Net

Prior to January 1, 2005, the Company accounted for its investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005 the Company began accounting for its investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted (also known as accretable yield) to the excess of the Company’s estimate of undiscounted cash flows expected at acquisition to be collected over the Company’s initial investment in the pool. The effective interest rate applied to the cost basis of the pool would remain level, or “static” throughout its life unless there was an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows would not change the effective interest rate, but would be recognized as an impairment of the cost basis of the pool, and would appear in the consolidated statement of operations with a corresponding valuation allowance offsetting the investment in receivables portfolios in the consolidated statement of financial condition.

In accordance with SOP 03-03, static pools are established on a quarterly basis with accounts having common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. Upon adoption of SOP 03-03, all portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 were aggregated by quarter of purchase.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the principal of receivable portfolios and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return as derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Three Months Ended March 31, 2005

	Estimate of
	Zero Basis	Accretable
	Cash Flows	Yield	Total

Beginning balance at December 31, 2004	$72,740	$263,139	$335,879
Revenue recognized	(10,360)	(40,060)	(50,420)
Additions	11,432	26,162	37,594
Additions for current purchases	-	22,450	22,450

Ending balance at March 31, 2005	$73,812	$271,691	$345,503

During the three months ended March 31, 2005, the Company purchased receivable portfolios with a face value of $530.0 million for $19.5 million, or a purchase cost of 3.68% of face value. The estimated remaining collections associated with these receivable portfolios as of March 31, 2005 was $41.5 million.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2005 and 2004, approximately $10.4 million and $12.3 million, respectively, was recognized as revenue pertaining to collections on portfolios for which the related net book value has been fully recovered.

If the amount and timing of future cash collections on a pool of receivable portfolios are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios. All collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. At March 31, 2005, no portfolios were accounted for using the cost recovery method. No provision for impairment losses was recorded during the three months ended March 2005 and 2004.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Three Months Ended March 31, 2005

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$137,553	$410	$-	$137,963
Purchases of receivable portfolios	19,523	-	-	19,523
Transfers of portfolios	404	(404)	-	-
Gross collections¹	(55,213)	(6)	(9,853)	(65,072)
Basis adjustments	(258)	-	-	(258)
Revenue recognized¹	40,060	-	9,853	49,913

Balance, end of period	$142,069	$-	$-	$142,069

Revenue as a percentage of collections	72.6%	0.0%	100.0%	76.7%

Annualized weighted average effective interest rate on accrual basis portfolios²				115.5%

	For the Three Months Ended March 31, 2004

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$-	$89,136
Purchases of receivable portfolios	17,248	-	-	17,248
Transfers of portfolios	-	-	-	-
Gross collections¹	(49,020)	(625)	(12,250)	(61,895)
Basis adjustments	(322)	(15)	(19)	(356)
Revenue recognized¹	29,806	-	12,269	42,075

Balance, end of period	$84,961	$1,247	$-	$86,208

Revenue as a percentage of collections	60.8%	0.0%	100.0%	68.0%

Annualized weighted average effective interest rate on accrual basis portfolios²				146.9%

1 Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.5 million during the three months ended March 31, 2005. During the three months ended March 31, 2004, gross collections and revenue were $1.1 million and less than $0.1 million, respectively.

2 For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

The Company historically has purchased portfolios of charged-off unsecured consumer credit cards and relatively few portfolios of charged-off unsecured consumer loans. During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 it began purchasing auto loan deficiencies, and in 2004 it began purchasing charged-off consumer telecom receivables. The Company purchased $8.9 million of non-credit card loans during the three months ended March 31, 2004, but did not purchase any non-credit card loans during the three months ended March 31, 2005. Gross collections related to all portfolios of charged-off unsecured consumer loans, auto loan deficiencies and telecom receivables amounted to $6.7 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended March 31,

	2005	2004

Collection sites	$35,043	$35,288
Legal collections	21,197	14,156
Collection agencies	5,527	2,064
Sales	3,297	9,007
Other	789	3,481

Gross collections for the period	$65,853	$63,996

During the first quarter of 2004, the Company discontinued its business of rewritten consumer notes and sold its portfolio of rewritten notes. The notes, which were related to accounts throughout the Company’s portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accruing portfolios and $1.1 million from zero basis portfolios were treated as additional portfolio collections for revenue recognition purposes. This is consistent with the Company’s historical accounting for collections from the rewritten notes.

Note 5: Property and Equipment

Property and equipment consist of the following as of the dates presented (in thousands):

	March 31,	December 31,
	2005	2004

Furniture, fixtures and equipment	$1,332	$1,433
Computer equipment and software	8,340	10,867
Telephone equipment	1,750	1,856
Leasehold improvements	1,182	1,301

	12,604	15,457
Accumulated depreciation and amortization	(9,324)	(12,097)

	$3,280	$3,360

Note 6: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	March 31,	December 31,
	2005	2004

Secured Financing Facility	$46,021	$56,599
Revolving Credit Facility	-	9,829
Secured Note	118	139

	$46,139	$66,567

Secured Financing Facility
On December 31, 2004, the Company’s $75.0 million secured financing facility (the “Secured Financing Facility”) expired. The Secured Financing Facility was entered into on December 20, 2000 by MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity, to finance the purchase of receivable portfolios. The facility generally provided for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Notes issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual cash flows from the receivable portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and therefore will extend substantially beyond the expiration date of the Secured Financing Facility. The Company was required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004. Most purchases during the fourth quarter of 2004 were financed under an amendment to the Secured Financing Facility that provides for a cap, as defined, on the total amount of interest owed to the lender for such borrowings.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands, except percentages):

	Three Months Ended
	March 31,

	2005	2004

Stated interest	$1,025	$588
Contingent interest	6,883	8,631

Total interest	$7,908	$9,219

Average outstanding loan balance for the period	$51,367	$33,337

Weighted average effective interest rate¹	61.6%	110.6%

Cash payments made on contingent interest	$8,205	$5,793

1 The weighted average effective interest rate is interest expense applied to the weighted average outstanding balance on all debt during the period and annualized based on a simple interest method. The calculation of this rate also includes contingent interest expense associated with loans whose principal has been repaid.

The Secured Financing Facility had a balance of $46.0 million as of March 31, 2005 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $98.1 million at that time. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Revolving Credit Facility
On June 30, 2004, the Company entered into a $75.0 million, three-year revolving credit facility (the “Revolving Credit Facility”) to be utilized for the purposes of purchasing portfolio receivables and for working capital needs. Interest rates on borrowings under this facility are, at the Company’s option, at the lender’s prime rate or at Eurodollar plus a current margin of 2.50%. The applicable margin is adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to the Company’s consolidated financial condition and results of operations. The Revolving Credit Facility provides for an 85.0% initial advance rate with respect to each qualified receivable portfolio financed, or available drawings equal to 85.0% of any portfolio purchased that was not financed. The balance outstanding under the Revolving Credit Facility must not exceed an amount determined under a “borrowing base” formula. The eligible borrowing base of each portfolio financed under this facility is calculated by applying a three percentage point reduction to the 85.0% initial advance rate each month, commencing after the first three complete months of ownership of the portfolio. The aggregate borrowing base is the sum of all of the borrowing bases of all portfolios financed under this facility. The Revolving Credit Facility is secured by a security interest in all assets of the Company, except for those assets in which the Secured Financing Facility lender has a first priority security interest.

This financing arrangement does not require the Company to share residual collections with the lender. During the third and fourth quarters of 2004, the Company was limited to drawing under the Revolving Credit Facility for purchases of non-credit card portfolios, and upon expiration of the Company’s Secured Financing Facility on December 31, 2004, the Company was permitted to fund all types of portfolio purchases, including credit card receivables with the Revolving Credit Facility. The Revolving Credit Facility provides for a $5.0 million letter of credit sub-facility and requires, under certain circumstances, permanent reductions in the outstanding balance and overall availability of the facility. The Revolving Credit Facility may be repaid without penalty. The Revolving Credit Facility contains substantial restrictive financial covenants, including but not limited to, financial ratios and limitations on acquisitions, dispositions, merger, dissolution, payment of dividends, indebtedness and capital expenditures. There was no balance on the Revolving Credit Facility as of March 31, 2005.

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

Secured Note
On October 1, 2003, the Company entered into a loan for the purchase of certain equipment (“Secured Note”) in the amount of $0.3 million with a term of 36 months. This note is secured by the equipment, carries an interest rate of 7.24%, and had a balance of $0.1 million as of March 31, 2005.

Note 7: Income Taxes

The Company recorded an income tax provision of $5.1 million for the three months ended March 31, 2005 and $3.9 million for the three months ended March 31, 2004. The provision for income tax expense reflects tax expense at an effective rate of 40.4% for the three months ended March 31, 2005 and an effective rate of 39.5% for the three months ended March 31, 2004. For the three months ended March 31, 2005, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, and the effect of permanent book versus tax differences of 0.3%. For the three months ended March 31, 2004, this consists primarily of a provision for Federal income taxes of 31.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 8.0%, and the effect of permanent book versus tax differences of 0.2%.

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

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. The Company has recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of 13 cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Leases
The Company leases office facilities and equipment in Phoenix, Arizona and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $0.5 million and $0.3 million during the three months ended March 31, 2005 and 2004, respectively.

The Company leases certain property and equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. At March 31, 2005 and December 31, 2004, the cost of assets under capital leases was $0.3 million. The related accumulated amortization as of March 31, 2005 and as of December 31, 2004 was $0.2 million. Amortization of assets under capital leases is included in depreciation and amortization expense.

Employee Benefit Plans
The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees voluntarily may contribute up to a maximum percentage of compensation, as specified in the Internal Revenue Code. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.2 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of March 31, 2005, the plan assets were $2.9 million and plan liabilities were $2.8 million. As of December 31, 2004, the plan assets and plan liabilities were each $2.4 million. These amounts are included in the Company’s consolidated statements of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Employment and Severance Agreements
In March 2002, the Company entered into employment agreements with two of its executive officers. These agreements generally provide for one-year terms with automatic renewals, base compensation aggregating approximately $0.7 million per year, plus incentive compensation, as defined in the respective agreements, and non-competition provisions. The agreements provide for severance payments over periods between one year and one and a half years upon termination without cause, as defined in the respective agreements. These executive officers are currently in negotiations with the Compensation Committee of the Board of Directors regarding certain changes to their respective agreements consistent with the Company’s management succession plan adopted by the Board of Directors. In September 2004, the Company entered into an agreement with another executive officer that provides for severance payments of up to twelve months’ base salary in the event of termination without Cause, due to death or disability or following a Change of Control or upon resignation for Good Reason, as those terms are defined in the agreement.

Self Insured Health Benefits
Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $40,000 per employee per year, and $1.6 million per year in the aggregate, subject to adjustment as defined. The Company recorded a reserve for unpaid claims in the amount of $0.4 million in accrued liabilities in the Company’s consolidated statements of financial condition as of March 31, 2005 and December 31, 2004. These amounts represent the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to the end of each respective period.

Self Insured Workers Compensation Plan
Effective November 1, 2003, the Company established a self-insured workers compensation plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $350,000 per employee per occurrence, and $1.3 million per year in the aggregate, subject to adjustment as defined. As of March 31, 2005 and December 31, 2004, the Company recorded a reserve for unpaid claims in the amount of $0.6 million in accrued liabilities in the Company’s consolidated statements of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to the end of each respective period.

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate costs for the three month periods presented, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial
	Purchase Cost by Seller

	For The Three Months Ended

	March 31, 2005		March 31, 2004
	Cost	%	Cost	%
Seller 1	$10,698	54.8%	$-	-
Seller 2	7,975	40.8%	233	1.4%
Seller 3²	-	-	5,397	31.3%
Seller 4	-	-	3,125	18.1%
Seller 5	-	-	2,571	14.9%
Seller 6	-	-	2,313	13.4%
Seller 7	-	-	1,294	7.5%
Seller 8	850	4.4%	-	-
Seller 9	-	-	800	4.6%
Seller 10	-	-	781	4.5%
Other	-	-	734	4.3%

	19,523	100.0%	17,248	100.0%

Adjustments¹	(2)		(196)

Cost, net	$19,521		$17,052

[1] Adjusted for put-backs, account recalls and replacements. [2] Purchases from Seller 3 were conducted under a forward flow arrangement that was not renewed for 2005.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K of Encore Capital Group, Inc. as of and for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting that industry. Certain statements under this caption may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. The Company claims the protection of the safe harbor of the reform act for forward-looking statements. (See Part II — Other Information for more information regarding forward looking statements.)

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

Overview
Our business and financial results improved during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Highlights for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 are as follows:

  Gross collections increased $1.9 million or 2.9% to $65.9 million¹
  Revenues increased $8.1 million or 19.1% to $50.5 million
  Net income increased $1.4 million or 23.9% to $7.5 million
1We sold our portfolio of rewritten consumer notes during the quarter ended March 31, 2004 for $4.0 million. Gross collections during the quarter ended March 31, 2005 increased by $5.9 million or 9.7% to $65.9 million compared to gross collections of $60.0 million during the quarter ended March 31, 2004 (less the one-time sale of our portfolio of rewritten notes).

During the quarter ended March 31, 2005 we continued to improve our financial position. Our stockholders’ equity was $104.5 million as of March 31, 2005, an increase of $8.5 million from the $96.0 million in stockholders’ equity as of December 31, 2004. Moreover, our operating performance during the quarter resulted in unrestricted cash and marketable securities of $31.1 million as of March 31, 2005 after repaying $22.5 million in principal on our debt facilities and purchasing $19.5 million in receivables portfolios (only $2.1 million of such purchases were financed).

Purchasing Market Outlook
In general, the increased competition in the purchasing market results in portfolio purchases at higher prices than we have paid historically, which reduces the profitability of our business. Although we believe that our consumer level analytics and multi-disciplined approach to purchasing allows us to determine the most attractive portfolios to purchase, the current portfolio purchasing market remains challenging and we may not be able to meet our purchase goals on a consistent basis quarter-to-quarter.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended March 31,

	2005			2004

Revenues
Revenue from receivable portfolios	$50,420	99.9%		$42,091	99.3%
Servicing fees and related revenue	56	0.1%		296	0.7%

Total revenues	50,476	100%		42,387	100.0%

Operating expenses
Salaries and employee benefits	12,600	25.0%		11,624	27.4%
Other operating expenses	4,642	9.2%		3,422	8.1%
Collection agency commissions	2,024	4.0%		672	1.6%
Cost of legal collections	8,356	16.5%		5,502	13.0%
Other general and administrative
expenses	2,158	4.3%		1,653	3.9%
Depreciation and amortization	511	1.0%		443	1.0%

Total operating expenses	30,291	60.0%		23,316	55.0%

Income before interest,
other income, and income taxes	20,185	40.0%		19,071	45.0%
Interest expense	(8,087)	(16.0%	)	(9,282)	(21.9%	)
Other income	405	0.8%		155	0.4%

Income before income taxes	12,503	24.8%		9,944	23.5%
Provision for income taxes	(5,051)	(10.0%	)	(3,928)	(9.3%	)

Net income	$7,452	14.8%		$6,016	14.2%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

Total revenue was $50.5 million for the three months ended March 31, 2005, an increase of $8.1 million or 19.1% compared to total revenue of $42.4 million for the three months ended March 31, 2004. The increase in revenue was primarily the result of increased receivable portfolio purchases and higher internal rates of return applied to some portfolios as a result of increases in future expected cash flows. During the twelve months prior to March 31, 2005, we invested $105.6 million for portfolios with face values aggregating $3.2 billion for an average purchase price of 3.3% of face value. This is a $17.4 million, or 19.7% increase in the amount invested compared with the $88.3 million invested during the twelve months prior to March 31, 2004 to acquire portfolios with a face value aggregating $3.5 billion for an average purchase price of 2.5% of face value. Gross collections on our investment in receivables portfolios increased $1.9 million or 2.9% to $65.9 million during the three months ended March 31, 2005 from $64.0 million during the three months ended March 31, 2004. Revenue as a percentage of collections for the three months ended March 31, 2005 was 76.6% compared to 66.2% for the three months ended March 31, 2004. For additional information on revenue see the Supplemental Performance Data.

Operating Expenses

Total operating expenses were $30.3 million for the three months ended March 31, 2005, an increase of $7.0 million or 29.9% compared to total operating expenses of $23.3 million for the three months ended March 31, 2004.

Salaries and employee benefits
Total salaries and benefits increased by $1.0 million or 8.4% to $12.6 million during the three months ended March 31, 2005 from $11.6 million during the three months ended March 31, 2004. The increase was the result of a $0.2 million or 2.3% increase in salaries and wages; a $0.4 million or 13.2% increase in account manager incentive compensation resulting from our strong operating performance; a $0.2 million or 34.0% increase in healthcare costs as a result of increased health benefits provided to our employees, rising healthcare costs and an increase in the number of employees participating in our health plan; and a $0.3 million or 26.5% increase in payroll taxes and severance payments. Total salaries and benefits as a percentage of gross collections during the three months ended March 31, 2005 were 19.1% compared to 18.2% for the three months ended March 31, 2004. During the three months ended March 31, 2005 we had 701 average employees whose monthly gross collections were $31,300 per month. During the three months ended March 31, 2004 we had 729 average employees whose monthly gross collections were $29,300 per month.

Other operating expenses
Other operating expenses increased $1.2 million, or 35.7%, to $4.6 million during the three months ended March 31, 2005 from $3.4 million during the three months ended March 31, 2004. The increase during the three months ended March 31, 2005 primarily reflects increases in the volume of direct mail campaigns and costs associated with recruiting employees and temporary services. The cost of direct mail campaigns increased 52.3% or $0.8 million to $2.2 million during the three months ended March 31, 2005 compared to $1.5 million during the three months ended March 31, 2004. The costs of employee recruiting and temporary services increased $0.2 million or 202.0%.

Collection agency commissions
These expenses are commissions we pay to third party collection agencies. During the three months ended March 31, 2005 we paid $2.0 million in commissions to third party collection agencies or 36.6% of the related gross collections of $5.5 million compared to $0.7 million in commissions or 32.6% of the related gross collections of $2.1 million during the three months ended March 31, 2004. Commissions as a percentage of collections in this channel may change from period to period depending on, among other things, the time from charge-off of the accounts placed with the agency (freshly charged-off accounts have a lower commission rate).

Cost of legal collections
The cost of legal collections increased $2.9 million or 51.9% to $8.4 million during the three months ended March 31, 2005 as compared to $5.5 million during the three months ended March 31, 2004. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of a $7.0 million or 49.7% increase in gross collections through our legal channel, for total gross collections of $21.2 million during the three months ended March 31, 2005 compared to $14.2 million collected during the three months ended March 31, 2004. Cost of legal collections increased as a percent of gross collections through this channel to 39.4% during the three months ended March 31, 2005 from 38.9% during the three months ended March 31, 2004.

Other general and administrative expenses
Other general and administrative expenses increased $0.5 million, or 30.5% to $2.2 million during the three months ended March 31, 2005 from $1.7 million during the three months ended March 31, 2004. The increase is a result of a $0.2 million or 72.7% increase in rent expense due to the relocation of our San Diego operations to a larger facility, and a $0.2 million or 78.3% increase in legal and accounting fees due to the increased costs of financial compliance and increased litigation defense costs.

Depreciation and amortization
Depreciation expense remained relatively consistent at $0.5 million and $0.4 million during the three months ended March 31, 2005 and 2004, respectively.

Interest expense

Interest expense decreased $1.2 million or 12.9% to $8.1 million during the three months ended March 31, 2005 from $9.3 million during the three months ended March 31, 2004. The following table summarizes our interest expense (in thousands):

	For the Three Months Ended March 31,

	2005	2004	$ Change	% Change

Stated interest on debt obligations	$1,083	$640	$443	69.2%
Amortization of loan fees and other loan costs	121	11	110	1,000%
Contingent interest	6,883	8,631	(1,748)	(20.2%	)

Total interest expense	$8,087	$9,282	$(1,195)	(12.9%	)

Average outstanding loan balance for the period	$54,188	$34,801

Weighted average effective interest rate¹	59.7%	106.7%

1 The weighted average effective interest rate is interest expense applied to the weighted average outstanding balance on all debt during the period and annualized based on a simple interest method. The calculation of this rate also includes contingent interest expense associated with loans whose principal has been repaid.

The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility. The Secured Financing Facility expired on December 31, 2004, and therefore, no new borrowings were made under this facility. Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we then share the residual collections (“Contingent Interest”) from the receivable portfolios, net of our servicing fees, with the lender. The sharing in residual cash flows and the recording of Contingent Interest expense will continue for the entire economic life of the receivable portfolios financed using the Secured Financing Facility, which will extend substantially beyond the expiration date of this facility. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest Expense (See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion on our Secured Financing Facility and Contingent Interest).

Since the inception of the Secured Financing Facility on December 20, 2000, we have borrowed $230.1 million under the facility, representing $257.5 million in receivable portfolio purchases. As of March 31, 2005, $46.0 million in principal remained outstanding with $19.6 million accrued for Contingent Interest.

Financing of future portfolio purchases will utilize our Revolving Credit Facility, which does not require the sharing of residual collections with the lender (See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion of our Revolving Credit Facility).

Other income and expense

During the three months ended March 31, 2005 total other income was $0.4 million, compared to $0.2 million during the three months ended March 31, 2004 primarily as a result of higher interest income.

Provision for income taxes

During the three months ended March 31, 2005, we recorded an income tax provision of $5.1 million, reflecting an effective rate of 40.4% of pretax income. For the three months ended March 31, 2004, we recorded an income tax provision of $3.9 million, reflecting an effective rate of 39.5% of pretax income. The increase in our effective tax rate was the result of increases in federal and state taxes applicable to us as a result of higher taxable income, the changing mix of state taxability and related apportionment factors, and the effect of permanent book versus tax differences (See Note 7 to the unaudited interim condensed consolidated financial statements for more discussion of income taxes).

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Cumulative Collections through March 31, 2005

	Purchase
	Price¹	‹1999[4]	1999	2000	2001	2002	2003	2004	2005	Total²	CCM³

‹1999	$41,117 [4]	$34,690	$27,013	$26,926	$22,545	$15,007	$7,546	$4,202	$597	$138,526	3.4
1999	48,712	--	7,864	21,299	19,174	16,259	11,508	8,654	1,557	86,315	1.8
2000	6,153	--	--	5,489	7,172	4,542	4,377	2,293	405	24,278	3.9
2001	38,191	--	--	--	21,197	54,184	33,072	28,551	6,556	143,560	3.8
2002	61,505	--	--	--	--	48,322	70,227	62,282	14,158	194,989	3.2
2003	88,900	--	--	--	--	--	59,038	86,958	19,774	165,770	1.9
2004	102,466	--	--	--	--	--	--	39,400	20,643	60,043	0.6
2005	19,522	--	--	--	--	--	--	--	1,889	1,889	0.1

Total	$406,566	$34,690	$34,877	$53,714	$70,088	$138,314	$185,768	$232,340	$65,579	$815,370	2.0

[1]Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2] Cumulative collections from inception through March 31, 2005.
[3]Cumulative Collections Multiple ("CCM") - collections to date as a multiple of purchase price.
[4]From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

						Total
						Estimated
				Estimated	Total	Gross
			Historical	Remaining	Estimated	Collections
	Purchase		Gross	Gross	Gross	to Purchase
	Price¹		Collections²	Collections	Collections	Price

‹1999	$41,117	³	$138,526	$2,433	$140,959	3.4
1999	48,712		86,315	9,580	95,895	2.0
2000	6,153		24,278	2,228	26,506	4.3
2001	38,191		143,560	35,874	179,434	4.7
2002	61,505		194,989	88,975	283,964	4.6
2003	88,900		165,770	135,938	301,708	3.4
2004	102,466		60,043	171,090	231,133	2.3
2005	19,522		1,889	41,454	43,343	2.2

Total	$406,566		$815,370	$487,572	$1,302,942	3.2

[1]Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]Cumulative collections from inception through March 31, 2005.
[3]From inception to December 31, 1998.

Collections by Channel
During the three months ended March 31, 2005 and 2004, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended March 31,

	2005	2004

Collection sites	$35,043	$35,288
Legal collections	21,197	14,156
Collection agencies	5,527	2,064
Sales	3,297	9,007	¹
Other	789	3,481

Gross collections	$65,853	$63,996

[1]Sales for the three months ended March 31, 2004 includes the sale of our portfolio of rewritten consumer notes in the amount of $4.0 million.

Changes in the Investment in Receivables Portfolios
Revenue related to our investment in receivable portfolios is comprised of two segments. First, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value (“Zero Basis Portfolios”) and therefore every dollar of gross collections is recorded entirely as Zero Basis Revenue.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended March 31, 2005

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$137,553	$410	$-	$137,963
Purchases of receivables portfolios	19,523	-	-	19,523
Transfers of portfolios	404	(404)	-	-
Gross collections¹	(55,213)	(6)	(9,853)	(65,072)
Basis adjustments	(258)	-	-	(258)
Revenue recognized¹	40,060	-	9,853	49,913

Balance, end of period	$142,069	$-	$-	$142,069

Revenue as a percentage of collections	72.6%	0.0%	100.0%	76.7%

Annualized weighted average effective interest rate on accrual basis portfolios²				115.5%

	For the Three Months Ended March 31, 2004

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$-	$89,136
Purchases of receivables portfolios	17,248	-	-	17,248
Transfers of portfolios	-	-	-	-
Gross collections¹	(49,020)	(625)	(12,250)	(61,895)
Basis adjustments	(322)	(15)	(19)	(356)
Revenue recognized¹	29,806	-	12,269	42,075

Balance, end of period	$84,961	$1,247	$-	$86,208

Revenue as a percentage of collections	60.8%	0.0%	100.0%	68.0%

Annualized weighted average effective interest rate on accrual basis portfolios²				146.9%

[1] Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.5 million during the three months ended March 31, 2005. During the three months ended March 31, 2004, gross collections and revenue were $1.1 million and less than $0.1 million, respectively.

[2] For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

Analysis of Changes in Revenue
The following table analyzes the components of the increase in revenue from our receivable portfolios for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 (in thousands, except percentages):

	For The Three Months Ended March 31,

					Revenue
Variance Component	2005	2004	Change		Variance

Average portfolio balance	$138,763	$81,167	$57,596		$21,135
Weighted average effective interest rate	115.5%	146.9%	(31.4%	)	(10,897)
Zero basis portfolios					(1,909)

Total variance					$8,329

Revenue Trends
Our revenue is comprised of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from portfolios with an unamortized cost basis. Revenue from receivable portfolios with a remaining cost basis is accrued based on each pool’s effective interest rate applied to each portfolio’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. We account for our investment in receivables portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer,” which is discussed below.

Zero basis revenue represents revenue derived from receivables portfolios whose costs basis has been fully amortized. When there is no remaining basis to amortize, each dollar collected is recognized entirely as revenue. During the three months ended March 31, 2005, $10.4 million was recognized as zero basis revenue, a $1.9 million decrease from the $12.3 million recognized during the three months ended March 31, 2004. The revenue from these portfolios is expected to decline in future quarters as collections from these portfolios diminish.

Our revenue to collections percentage on our receivable portfolios was 76.7% during the three months ended March 31, 2005 compared to a life-to-date revenue to collection percentage on our receivables portfolios of 70.6%. The higher revenue to collections percentage during the quarter is the result of the impact of our collection forecast revaluations implemented in past periods, which increased the collection forecasts for many of our older portfolios, thus increasing the internal rates of returns for those pools (See Note 4 to the unaudited interim condensed consolidated financial statements for more discussion on our investment in receivables portfolios). Because the proportion of zero basis portfolios and our older higher yielding portfolios will decrease in the future, the quarterly revenue to collections percentage is expected to normalize in future periods.

The graph below depicts the quarterly revenue to collections percentage and the life-to-date revenue to collections percentage for our receivables portfolios.

Prior to January 1, 2005, we accounted for our investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005 we began accounting for our investment in receivables portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities Acquired in a Transfer.” SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted (also known as accretable yield) to the excess of our estimate of undiscounted cash flows expected at acquisition to be collected over our initial investment in the pool. The effective interest rate applied to the cost basis of the pool would remain level, or “static” throughout its life unless there was an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through an upward adjustment of a pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows would not change the effective interest rate, but would be recognized as an impairment of the cost basis of the pool, and would appear as a one-time charge on the statement of operations with a corresponding valuation allowance offsetting the investment in receivables portfolios on the statement of financial condition.

In accordance with SOP 03-03, static pools are established on a quarterly basis with accounts having common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the receivables are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition.

We account for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to principal of receivable portfolios and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return as derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

Purchases by Quarter
The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands, except percentages):

				Average
				Purchase
				Price as a
	# of		Purchase	Percentage
Quarter	Accounts	Face Value	Price	of Face

Q1 2002	331	$717,822	$13,145	1.83%
Q2 2002	386	514,591	10,478	2.04%
Q3 2002	752	981,471	21,002	2.14%
Q4 2002	380	591,504	17,900	3.03%
Q1 2003	380	589,356	18,803	3.19%
Q2 2003	982	1,177,205	26,270	2.23%
Q3 2003	341	640,197	19,350	3.02%
Q4 2003	332	881,609	25,411	2.88%
Q1 2004	400	786,398	17,248	2.19%
Q2 2004	296	758,877	19,031	2.51%
Q3 2004	365	721,237	20,967	2.91%
Q4 2004	530	1,195,090	46,128	3.86%
Q1 2005	513	530,047	19,523	3.68%

Purchases by Paper Type
The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended March 31,

	2005	2004

Credit card	$19,523	$8,337
Other	-	8,911

	$19,523	$17,248

Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate cost for the periods presented (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller

	Q1 2005		2004		2003		2002		2001		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1²	$--	--	$20,454	19.8%	$30,420	33.9%	$20,223	32.4%	$13,222	33.9%	$84,319	26.8%
Seller 2	--	--	1,647	1.6%	23,614	26.3%	5,214	8.3%	2,463	6.3%	32,938	10.5%
Seller 3	10,698	54.8%	21,300	20.6%	--	--	--	--	--	--	31,998	10.2%
Seller 4	--	--	--	--	3,862	4.3%	23,463	37.5%	2,292	5.9%	29,617	9.4%
Seller 5	--	--	17,624	17.1%	--	--	--	--	--	--	17,624	5.6%
Seller 6	--	--	15,063	14.6%	--	--	--	--	--	--	15,063	4.8%
Seller 7	--	--	--	--	--	--	3,780	6.1%	8,871	22.7%	12,651	4.0%
Seller 8	7,975	40.8%	3,865	3.7%	--	--	--	--	--	--	11,840	3.8%
Seller 9	--	--	--	--	9,458	10.5%	--	--	--	--	9,458	3.0%
Seller 10	850	4.4%	2,522	2.4%	--	--	2,641	4.2%	--	--	6,013	1.9%
Other	--	--	20,899	20.2%	22,480	25.0%	7,204	11.5%	12,182	31.2%	62,765	20.0%

	19,523	100.0%	103,374	100.0%	89,834	100.0%	62,525	100.0%	39,030	100.0%	314,286	100.0%

Adjustments¹	(2)		(907)		(934)		(1,020)		(929)		(3,792)

Cost, net	$19,521		$102,467		$88,900		$61,505		$38,101		$310,494

[1] Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

[2] Purchases from Seller 1 were conducted under a forward flow arrangement. As announced in our press release dated January 11, 2005, this arrangement was not renewed for 2005.

Note:The table above presents purchases by largest sellers over the four-year period presented ending December 31, 2004 and for the quarter ended March 31, 2005. See Note 8 to the unaudited interim condensed consolidated financial statements that present purchases by largest seller over the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Liquidity and Capital Resources

Overview
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, tax payments, the payment of interest and the repayment of principal on borrowings. Our operating performance has resulted in an increase in stockholders’ equity to $104.5 million as of March 31, 2005 from $96.0 million as of December 31, 2004, and $77.7 million as of March 31, 2004. In addition, our operating performance has resulted in an unrestricted cash and marketable securities balance of $31.1 million as of March 31, 2005, after repaying $22.5 million in principal on our debt facilities and purchasing $19.5 million in receivable portfolios (only $2.1 million of such purchases were financed).

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,

	2005	2004

Net cash provided by operating activities	$5,789	$8,193
Net cash provided by investing activities	19,464	4,549
Net cash used in financing activities	(19,886)	(13,551)

On December 31, 2004 our Secured Financing Facility expired. New advances for the purchase of portfolios under this facility are no longer available. However, Contingent Interest payments related to our residual sharing arrangement with the lender will extend into the future. (See Note 6 to the unaudited interim condensed consolidated financial statements for additional discussion of our Secured Financing Facility and Contingent Interest). All of our portfolio purchases will now be funded with cash or financed under our $75.0 million Revolving Credit Facility, which had $75.0 million in availability as of March 31, 2005. Unlike our Secured Financing Facility, the new Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion on our Revolving Credit Facility.

Operating Cash Flows
Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2005, and $8.2 million for the three months ended March 31, 2004. We have been able to generate consistent operating cash flow by maintaining our gross collection performance. Although gross collections for the three months ended March 31, 2005 only grew $1.9 million or 2.9% to $65.9 million from $64.0 million for the three months ended March 31, 2004, gross collections increased $5.9 million or 9.7% compared to gross collections less the sale of our rewritten note portfolio during the three months ended March 31, 2004.

The increase in gross collections was offset by increases in cash based operating expenses and increases in the payment of interest. Total cash basis operating expenses were $33.0 million for the three months ended March 31, 2005, compared to $22.1 million for the three months ended March 31, 2004. The increase was primarily volume-related, driven by our collection growth (excluding the sale of our rewritten consumer notes), as well as increases in rent expense, cost of corporate compliance, and litigation defense costs. Interest payments were $9.4 million for the three months ended March 31, 2005, and $6.3 million for the three months ended March 31, 2004. The increase in interest payments was primarily the result of contingent interest payments made related to our residual sharing arrangement for portfolios financed by our Secured Financing Facility. See Management’s Discussion and Analysis for a detailed discussion of operating and interest expenses.

Investing Cash Flows
Net cash provided by investing activities was $19.5 million for the three months ended March 31, 2005, and $4.5 million for the three months ended March 31, 2004.

The cash flows provided by investing activities for the three months ended March 31, 2005 are primarily related to receivable portfolio purchases of $19.5 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $15.2 million and the proceeds from the sale of marketable securities in the amount of $24.0 million. The cash flows provided by investing activities for the three months ended March 31, 2004 are primarily related to receivable portfolio purchases of $17.2 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $20.9 million and the proceeds from the sales of marketable securities in the amount of $1.0 million.

Capital expenditures for fixed assets acquired with internal cash flow were $0.4 million for three months ended March 31, 2005 and $0.5 million for the three months ended March 31, 2004.

Financing Cash Flows
Net cash used in financing activities was $19.9 million and $13.6 million for the three months ended March 31, 2005 and 2004, respectively.

The increase in cash used in financing activities reflected $22.5 million in repayment of principal, offset by $2.1 million in new borrowings during the three months ended March 31, 2005. For the three months ended March 31, 2004, we financed $7.0 million to fund new portfolio purchases and repaid $20.5 million of principal.

Conclusion
We are in compliance with all covenants under our financing arrangements, and we have achieved thirteen consecutive quarters of positive net income. We believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents and marketable securities of $31.1 million as of March 31, 2005, and $75.0 million in availability as of March 31, 2005 under our Revolving Credit Facility, to fund existing operations for at least the next twelve months.

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of March 31, 2005 (in thousands):

	Payments Due by Period

		Less Than	2 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$214	$214	$-	$-	$-
Operating leases	11,259	1,185	2,595	2,124	5,355
Employment agreements	110	110	-	-	-
Secured Note	118	87	31	-	-
Debt - variable principal payments	46,021	23,791	22,230	-	-

Total contractual cash obligations	$57,722	$25,387	$24,856	$2,124	$5,355

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivable portfolios. However, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. Repayments under our Revolving Credit Facility are also predicated on our cash collections from the underlying secured receivable portfolios. The table reflects the repayment of the loans under these facilities based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. For additional information on our debt, lease commitments, and other commitments see Notes 6 and 8 to our unaudited interim condensed consolidated financial statements.

Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2004.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management accordingly is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2005, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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
  We may not be able to purchase receivables at sufficiently favorable prices or terms for us to be successful;
  We may not be successful at acquiring and collecting on portfolios consisting of new types of receivables;
  We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;
  The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues if we do not achieve the collections forecasted by our model;
  Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;
  Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;
  High financing costs currently have an adverse effect on our earnings;
  A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;
  We may be unable to meet our future liquidity requirements;
  We may not be able to continue to satisfy the restrictive covenants in our debt agreements;
  We use estimates in our accounting and our earnings will be reduced if actual results are less than estimated;
  We were recently required to change how we account for under-performing receivable portfolios, which will have an adverse effect on our earnings;
  Our earnings will be reduced by the payment of substantial amounts of income taxes as a result of our full utilization of our federal net operating loss carry-forward in 2003;
  Government regulation may limit our ability to recover and enforce the collection of receivables;
  We are subject to ongoing risks of litigation, including individual or class actions under securities, consumer credit, collections, employment and other laws;
  We may make acquisitions that prove unsuccessful or strain or divert our resources;
  Recent legislative actions and proposed regulations will require corporate governance initiatives, which may be difficult and expensive to implement and maintain;
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

Forward-looking statements speak only as of the date the statement was made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission. We do not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

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

The FDCPA and comparable state statutes may result in class action lawsuits, which can be material to our business due to the remedies available under these statutes, including punitive damages. We recently have experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. We are aware of 13 cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. We believe that these cases are without merit and intend to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes.

There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by us or by our employees. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to us, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position or results of operations in any future reporting periods.

Index

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

3.1	By-laws, as amended (incorporated by reference to Exhibit 3.1 to Company's Current Report on Form 8-K filed on March 3, 2005)

10.1	Severance Agreement dated as of September 20, 2004 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2005)

10.3	2005 Stock Incentive Plan (incorporated by reference to Appendix I to the Company's proxy statement dated April 4, 2005)

10.4	Form of Option Agreement pursuant to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

Index

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC. By: /s/ Paul Grinberg —————————————— Paul Grinberg Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 9, 2005

Index

Exhibit 31.1

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER

I, Carl C. Gregory, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005	By: /s/ Carl C. Gregory, III Carl C. Gregory, III Vice Chairman & Chief Executive Office

Index

Exhibit 31.2

CERTIFICATE OF PRINCIPAL FINANCIAL OFFICER

I, Paul Grinberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Encore Capital Group, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the unaudited interim condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005	By: /s/ Paul Grinberg Paul Grinberg Chief Financial Officer

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III
——————————————————
Carl C. Gregory, III
Chief Executive Officer

May 9, 2005

/s/ Paul Grinberg
——————————————————
Paul Grinberg
Chief Financial Officer

May 9, 2005

A signed original of this written statement required by Section 906 has been provided to
Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.