Form 10-Q
period 2005-08-04
ENCORE CAPITAL GROUP INC
filed 2005-08-04
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [X] No [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 20, 2005
Common Stock, $0.01 par value	22,328,507 shares

ENCORE CAPITAL GROUP, INC.
INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	June 30,
	2005	December 31,
	(Unaudited)	2004 (A)

Assets
Cash and cash equivalents	$18,949	$9,731
Investments in marketable securities	-	40,000
Restricted cash	2,930	3,432
Investment in receivable portfolios, net	246,070	137,963
Property and equipment, net of accumulated
depreciation of $9,789 and $12,097, respectively	3,483	3,360
Deferred tax assets, net	2,470	361
Forward flow asset	42,152	-
Other assets	8,850	6,295
Goodwill	5,000	-

Total assets	$329,904	$201,142

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$17,540	$17,418
Accrued contingent interest	18,042	20,881
Income tax payable	1,129	-
Notes payable and other borrowings	179,907	66,567
Capital lease obligations	166	261

Total liabilities	216,784	105,127

Commitments and Contingencies - Note 9
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares
authorized, and no shares issued and outstanding	-	-
Common stock, $.01 par value, 50,000 shares authorized,
and 22,326 shares and 22,166 shares issued and outstanding
as of June 30, 2005 and December 31, 2004, respectively	224	222
Additional paid-in capital	68,407	66,788
Accumulated earnings	44,383	28,834
Accumulated other comprehensive income	106	171

Total stockholders' equity	113,120	96,015

Total liabilities and stockholders' equity	$329,904	$201,142

(A) Derived from the audited consolidated financial statements as of December 31, 2004.
See accompanying notes to condensed consolidated financial statements.

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenue
Revenue from receivable portfolios	$53,519	$43,432	$103,939	$85,523
Servicing fees and other related revenue	239	154	295	450

Total revenue	53,758	43,586	104,234	85,973

Operating expenses
Salaries and employee benefits	12,375	11,852	24,975	23,476
Cost of legal collections	8,631	6,701	16,987	12,203
Other operating expenses	4,150	3,387	8,792	6,809
Collection agency commissions	3,462	868	5,486	1,540
General and administrative expenses	2,869	2,154	5,027	3,807
Depreciation and amortization	417	473	928	917

Total operating expenses	31,904	25,435	62,195	48,752

Income before other income (expense)
and income taxes	21,854	18,151	42,039	37,221
Other income (expense)
Interest expense	(8,384)	(8,977)	(16,471)	(18,259)
Other income	203	166	608	320

Income before income taxes	13,673	9,340	26,176	19,282
Provision for income taxes	(5,576)	(3,745)	(10,627)	(7,672)

Net income	$8,097	$5,595	$15,549	$11,610

Weighted average shares outstanding	22,286	22,048	22,257	22,035
Incremental shares from assumed conversion
of stock options	1,231	1,391	1,309	1,407

Adjusted weighted average shares outstanding	23,517	23,439	23,566	23,442

Earnings per share - Basic	$0.36	$0.25	$0.70	$0.53

Earnings per share - Diluted	$0.34	$0.24	$0.66	$0.50

See accompanying notes to condensed consolidated financial statements.

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, In Thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholder's	Comprehensive

	Shares	Par	Capital	Earnings	Income	Equity	Income

Balance at December 31, 2004	22,166	$222	$66,788	$28,834	$171	$96,015
Net income	-	-	-	15,549	-	15,549	$15,549
Other comprehensive income:
unrealized gain on non-qualified
deferred compensation plan assets	-	-	-	-	(65)	(65)	(65)
Exercise of stock options	160	2	683	-	-	685
Tax benefits related to stock option exercises	-	-	881	-	-	881
Amortization of options issued below market	-	-	55	-	-	55

Balance at June 30, 2005	22,326	$224	$68,407	$44,383	$106	$113,120	$15,484

See accompanying notes to condensed consolidated financial statements.

Index

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended
	June 30,

	2005	2004

Operating activities
Gross collections	$136,260	$121,397
Less:
Amounts collected on behalf of third parties	(597)	(1,468)
Amounts applied to principal on receivable portfolios	(31,724)	(34,406)
Servicing fees	295	450
Operating expenses	(61,754)	(47,222)
Interest payments	(2,776)	(1,186)
Contingent interest payments	(16,412)	(11,194)
Other income	608	345
Decrease (increase) in restricted cash	502	(2,253)
Income taxes	(10,702)	(12,344)

Net cash provided by operating activities	13,700	12,119

Investing activities
Cash paid for acquisition of business	(142,860)	-
Purchases of receivable portfolios	(44,862)	(36,279)
Collections applied to principal of receivable portfolios	31,724	34,406
Purchases of marketable securities	-	(15,000)
Proceeds from sale of marketable securities	40,000	15,000
Proceeds from put-backs of receivable portfolios	739	649
Purchases of property and equipment	(1,051)	(1,038)

Net cash used in investing activities	(116,310)	(2,262)

Financing activities
Proceeds from notes payable and other borrowings	167,366	19,063
Repayment of notes payable and other borrowings	(54,025)	(33,323)
Capitalized loan costs	(2,103)	(458)
Proceeds from exercise of common stock options	685	50
Repayment of capital lease obligations	(95)	(109)

Net cash provided by (used in) financing activities	111,828	(14,777)

Net increase (decrease) in cash	9,218	(4,920)
Cash, beginning of period	9,731	38,612

Cash, end of period	$18,949	$33,692

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows (cont.)
Reconciliation of Net Income to Net Cash Provided by Operating Activities
(Unaudited, In Thousands)

	Six Months Ended
	June 30,

	2005	2004

Net income	$15,549	$11,610
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	928	917
Amortization of loan costs	142	24
Tax benefits from stock option exercises	881	360
Amortization of stock based compensation	55	55
Deferred income tax benefit	(2,109)	(465)
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in restricted cash	502	(2,253)
Increase (decrease) in income taxes payable	1,153	(4,567)
Increase in other assets	(619)	(807)
(Decrease) increase in accrued profit sharing arrangement	(2,839)	5,854
Increase in accounts payable and accrued liabilities	57	1,391

Net cash provided by operating activities	$13,700	$12,119

See accompanying notes to condensed consolidated financial statements.

Index

ENCORE CAPITAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc., together with its subsidiaries (“Encore”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios. Encore acquires these portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios Encore purchases consist primarily of unsecured, charged-off domestic consumer credit receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 6).

Encore is a Delaware holding company whose principal assets are its investments in various wholly-owned subsidiaries (collectively, the “Company”).

Note 2: Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the Company’s opinion, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2005, and its consolidated results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004, respectively. The unaudited interim condensed consolidated results of operations of the Company for the three and six months ended June 30, 2005 may not be indicative of future results. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 3, 2005.

Significant Accounting Policies
Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 for a summary of the Company’s significant accounting policies.

Forward Flow Asset
In connection with the Company’s acquisition of a business in June 2005 (see Note 3), the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the next five years at a fixed price. The Company preliminarily allocated $42.2 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statement of financial condition as forward flow asset. The Company will allocate a portion of the forward flow asset to the cost basis of future receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to the Company. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. The Company will routinely evaluate the forward flow asset carrying balance for impairment. The final allocation of the purchase price is pending completion of an external valuation study of the assets acquired that could change the preliminary allocation of the purchase price depending on the outcome of the valuation.

New Accounting Pronouncements
In December 2003, the AICPA issued Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (SOP 03-03). SOP 03-03 is effective for fiscal years beginning after December 15, 2004, and accordingly, the Company has adopted the provisions of this SOP 03-03 commencing January 1, 2005. The implementation of SOP 03-03 is discussed in Note 5.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R “Share – Based Payment” (SFAS No. 123R), which is a revision of Statement of Financial Accounting Standards No. 123. SFAS No. 123R requires fair value accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

The Company expects to adopt the provisions of SFAS No. 123R at the required implementation date of January 1, 2006. For periods prior to implementation, the Company has retained its accounting for stock based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and has only adopted the pro forma disclosure requirements of SFAS No. 123. The Company expects that the adoption of SFAS No. 123R will reduce its reported net income and earnings per share. The effect of adopting this statement on the Company’s historical consolidated statements of operations is reflected on a pro forma basis in Note 4, “Stock-Based Compensation”.

Reclassifications
Certain amounts included in the accompanying prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Note 3: Acquisition of Business

On June 7, 2005, the Company acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (Jefferson Capital), a subsidiary of CompuCredit Corporation. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” The results of operations of the business acquired from Jefferson Capital have been included in the consolidated financial statements from the date of acquisition. As part of the acquisition, the Company acquired a portfolio of charged-off consumer credit card debt with a face value of approximately $2.8 billion, entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs from Jefferson Capital over the next five years at a fixed price and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at its collection site in St. Cloud, Minnesota in September 2005, after completion of a three-month transition services agreement with Jefferson Capital. In addition, the Company entered into a two year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also on a pre-set pricing schedule. To fund this transaction, the Company entered into a new Revolving Credit Facility that initially provided for an aggregate revolving commitment of $150 million, which was subsequently increased to $200.0 million pursuant to a recent amendment. See Note 6 for a further discussion of the Revolving Credit Facility.

The Company’s preliminary allocation of the purchase price is summarized as follows (in thousands):

Investment in receivable portfolios	$ 95,708
Forward flow asset	42,152
Goodwill	5,000

Total purchase price	$142,860

The allocation to the forward flow asset represents the present value of the difference between (a) the estimated fair value of each portfolio to be acquired under the forward flow agreement and (b) the fixed purchase price of each such portfolio. The allocation to goodwill relates solely to the agreement to offer employment to the 120 employees of Jefferson Capital upon completion of the three-month transition services agreement. The final allocation of the purchase price is pending completion of an external valuation study of the assets acquired that could change the preliminary purchase price allocation depending on the outcome of the valuation. Furthermore, a portion of the purchase price could be allocated to the two-year bankruptcy servicing agreement and five-year balance transfer agreement, depending on the outcome of the valuation.

The unaudited pro forma results of operations below presents the impact on the Company’s results of operations as if the Jefferson Capital asset acquisition had occurred at the beginning of each period presented. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations. Pro forma information follows for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004

		Pro forma		Pro forma
	Historical	Combined	Historical	Combined

Revenues	$53,758	$60,585	$43,586	$50,655
Net income	$8,097	$9,538	$5,595	$7,252
Basic earnings per share	$0.36	$0.43	$0.25	$0.33
Diluted earnings per share	$0.34	$0.41	$0.24	$0.31

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004

		Pro forma		Pro forma
	Historical	Combined	Historical	Combined

Revenues	$104,234	$114,821	$85,973	$99,143
Net income	$15,549	$19,307	$11,610	$14,371
Basic earnings per share	$0.70	$0.87	$0.53	$0.65
Diluted earnings per share	$0.66	$0.82	$0.50	$0.61

Note 4: Stock-Based Compensation

The 1999 Equity Participation Plan (“1999 Plan”), as amended, reserved up to 3,300,000 shares for grant to employees, directors and consultants. Pursuant to the 1999 Plan, the Company could grant options at a price in excess of 85.0% of the fair market value on the date of the grant and for a term not to exceed ten years. Options generally vested ratably over a three-year period unless otherwise determined by the Compensation Committee of the Board of Directors.

On March 30, 2005, the Board of Directors of the Company adopted a new 2005 Stock Incentive Plan (the “2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan was effective as of March 30, 2005, and was approved by the Company’s stockholders at the annual meeting on May 3, 2005. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Plan. In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted-
			Average
	Number of	Option Price	Exercise
	Shares	Per Share	Price

Outstanding at December 31, 2004	2,085,489	$0.35 - $18.63	$6.52
Granted	420,000	15.42-20.30	16.58
Cancelled	(58,998)	1.30-16.93	15.55
Exercised	(160,384)	0.35-16.17	4.27

Outstanding at June 30, 2005	2,286,107	$0.35 -$20.30	$8.29

The Company has elected to follow APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123. The Company also has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123 (“SFAS No. 148”). In accordance with APB No. 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

As required by SFAS No. 148 and SFAS No. 123, the Company provides pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the periods presented as if the fair-value-based method defined in SFAS No. 123 had been applied.

The fair value for options granted during each of the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,

	2005	2004

Weighted average fair value of options granted	$13.39	$14.34
Risk free interest rate	3.7%-4.0%	3.2%-3.7%
Dividend yield	0.0%	0.0%
Volatility factors of the expected market
price of the Company's common stock	120.0%-128.9%	133.6%-134.7%
Weighted-average expected life of options	5 years	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income, as reported	$8,097	$5,595	$15,549	$11,610
Plus: Stock-based employee
compensation expense included in
reported net income, net of tax	16	16	33	33
Less: Total stock-based employee
compensation expense determined
under fair value based method, net of tax	(738)	(393)	(1,300)	(592)

Pro forma net income	$7,375	$5,218	$14,282	$11,051

Earnings per share:
Basic - as reported	$0.36	$0.25	$0.70	$0.53

Basic - pro forma	$0.33	$0.24	$0.64	$0.50

Diluted - as reported	$0.34	$0.24	$0.66	$0.50

Diluted - pro forma	$0.31	$0.22	$0.61	$0.47

In connection with the Company’s management succession plan, which is described under the heading “Executive Officers and Compensation,” in the Company’s proxy statement filed on April 5, 2005, the vesting provisions of option grants on September 11, 2002 to three executive officers have been revised by the Compensation Committee of the Company’s Board of Directors. Under the revised vesting dates, 50% of the options to purchase 208,333 shares at an exercise price of $0.51 per share granted to each of two of the executive officers vested on May 3, 2005, and the remaining 50% will vest no later than May 3, 2006. One of these officers retired on May 3, 2005, but was elected as a director of the Company at the Company’s annual meeting on the same date. One-third of the option to purchase 208,333 shares granted at an exercise price of $0.51 per share to the other executive officer vested on May 3, 2005; an additional one-third will vest no later than May 3, 2006; and the final one-third will vest no later than September 11, 2007. Under the revised vesting provisions, vesting may be accelerated upon the occurrence of an equity event as specified in the respective option agreements. As of June 30, 2005, approximately 228,000 of these options were vested and exercisable. The Compensation Committee of the Company's Board of Directors reviewed the succession plan and the new vesting provisions of the option grants and determined that the changes associated with these options are not considered a modification that renews or increases the life of the option grant and thus does not result in a new measurement of compensation cost.

Until January 1, 2006, the Company will continue to account for all of its stock options in accordance with APB No. 25 with appropriate disclosure of pro forma net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company expects to adopt the provisions of SFAS No. 123R upon its required implementation date of January 1, 2006. The adoption of SFAS 123R, will result in the recording of compensation expense in the Company’s consolidated statement of operations for the unvested option grants based on the fair value of the respective options at the date of grant.

Note 5: Investment in Receivable Portfolios, Net

Prior to January 1, 2005, the Company accounted for its investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios utilizing the interest method in accordance with the provisions of SOP 03-03. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool. The effective interest rate applied to the cost basis of the pool would remain level, or “static” throughout its life unless there was an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows would not change the effective interest rate, but would be recognized as an impairment of the cost basis of the pool, and would appear in the consolidated statement of operations with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition. No provision for impairment losses was recorded during the six months ended June 2005 and 2004.

In accordance with SOP 03-03, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. Upon adoption of SOP 03-03, all portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 were aggregated by quarter of purchase.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Six Months Ended June 30, 2005

	Estimate of
	Zero Basis	Accretable
	Cash Flows	Yield	Total

Beginning balance at December 31, 2004	$72,740	$263,139	$335,879
Revenue recognized	(10,360)	(40,060)	(50,420)
Additions	11,432	26,162	37,594
Additions for current purchases	-	22,450	22,450

Balance at March 31, 2005	73,812	271,691	345,503
Revenue recognized	(9,230)	(44,289)	(53,519)
Additions	1,694	10,130	11,824
Additions for current purchases	-	141,611	141,611

Ending balance at June 30, 2005	$66,276	$379,143	$445,419

During the three months ended June 30, 2005, the Company purchased receivable portfolios with a face value of $3.7 billion for $121.0 million, or a purchase cost of 3.29% of face value. The estimated collections at acquisition for these portfolios amounted to $262.6 million. During the six months ended June 30, 2005, the Company purchased receivable portfolios with a face value of $4.2 billion for $140.6 million, or a purchase cost of 3.34% of face value. The estimated collections at acquisition for these portfolios amounted to $306.4 million.

Collections realized after the cost basis value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2005 and 2004, approximately $9.2 million and $11.9 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered. During the six months ended June 30, 2005 and 2004, approximately $19.6 million and $24.2 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

If the amount and timing of future cash collections on a pool of receivable portfolios are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios. All collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. At June 30, 2005, one portfolio with a book value of $2.5 million was accounted for using the cost recovery method. This portfolio was acquired in connection with the Jefferson Capital acquisition (Note 3) and consisted primarily of bankrupt and deceased accounts. These accounts have different risk characteristics than the other portfolios acquired during the quarter and accordingly were aggregated into a separate pool. The Company has preliminarily allocated $2.5 million of the Jefferson Capital purchase price to this portfolio, which is subject to revision pending the final purchase price allocation.

The following table summarizes the changes in the balance of the investment in receivable portfolios during the six months ended June 30, 2005 (in thousands, except percentages):

	For the Six Months Ended June 30, 2005

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$137,553	$410	$-	$137,963
Purchases of receivable portfolios	138,024	2,546		140,570
Transfers of portfolios	404	(404)	-	-
Gross collections[1]	(116,061)	(13)	(18,619)	(134,693)
Basis adjustments	(738)	-	(1)	(739)
Revenue recognized[1]	84,349	-	18,620	102,969

Balance, end of period	$243,531	$2,539	$-	$246,070

Revenue as a percentage of collections	72.7%	0.0%	100.0%	76.4%

[1] Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (the cost basis for which was fully amortized in the second quarter of 2004) was $1.0 million during the six months ended June 30, 2005.

The Company historically has purchased portfolios of charged-off unsecured consumer credit cards and relatively few portfolios of charged-off unsecured consumer loans. During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 it began purchasing auto loan deficiencies, and in 2004 it began purchasing charged-off consumer telecom receivables. The Company spent $3.5 million to purchase non-credit card loans for the three months ended June 30, 2005 and $6.2 million during the three months ended June 30, 2004. Gross collections related to all portfolios of charged-off unsecured consumer loans, auto loan deficiencies and telecom receivables amounted to $7.0 million for the three months ended June 30, 2005 and $5.0 million for the three months ended June 30, 2004. The Company spent $3.5 million to purchase non-credit card loans during the six months ended June 30, 2005, and $15.1 million for the six months ended June 30, 2004. Gross collections related to all portfolios of charged-off unsecured consumer loans, auto loan deficiencies and telecom receivables amounted to $13.7 million and $8.1 million for the six months ended June 30, 2005 and 2004, respectively.

The Company utilizes various business channels for the collection of its receivables. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Collection sites	$31,764	$31,959	$66,806	$67,247
Legal collections	22,622	17,397	43,819	31,553
Collection agencies	8,159	2,636	13,687	4,700
Sales	7,359	4,611	10,656	13,617
Other	503	799	1,292	4,280

Gross collections for the period	$70,407	$57,402	$136,260	$121,397

During the first quarter of 2004, the Company discontinued its rewrite program and sold its portfolio of rewritten notes. The Company’s rewrite program offered debtors the ability to settle their obligation by paying a certain percentage of the amount due and executing a new “rewritten” note for the remaining negotiated balance. The notes, which were related to accounts throughout the Company’s portfolios, were sold for $4.0 million. The cash proceeds of $2.9 million from accruing portfolios and $1.1 million from zero basis portfolios were treated as additional portfolio collections for revenue recognition purposes. This is consistent with the Company’s historical accounting for collections from the rewritten notes.

Note 6: Notes Payable and Other Borrowings

The Company is obligated under borrowings as follows (in thousands):

	June 30,	December 31,
	2005	2004

Revolving Credit Facility	$143,715	$9,829
Secured Financing Facility	36,096	56,599
Secured Note	96	139

	$179,907	$66,567

Revolving Credit Facility
On June 30, 2004, the Company entered into a $75.0 million, three-year revolving credit facility to be utilized for the purposes of purchasing receivable portfolios and for working capital needs. On June 7, 2005, the Company replaced the $75.0 million revolving credit facility with a new $150.0 million revolving facility (the “Revolving Credit Facility”) from the same financial institution. Proceeds from this new facility were used to finance the acquisition of assets from Jefferson Capital and will be utilized for the purpose of purchasing receivable portfolios and for working capital needs. See Note 3 for a further discussion of the acquisition of assets from Jefferson Capital. Effective August 1, 2005, the Company amended the Revolving Credit Facility as described in Note 10.

The new credit facility has a maturity date of June 7, 2008 and bears interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 200 to 325 basis points, depending on the Company’s leverage; or (b) the higher of (1) the federal funds rate then in effect plus a spread of 50 basis points and (2) the prime rate then in effect plus a spread that ranges from 0 to 50 basis points. The applicable margin will be adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to the Company’s consolidated statement of financial condition and results of operations. At June 30, 2005 amounts outstanding under the credit facility bore interest at 6.5%. The new credit facility is secured by all assets of the Company, except for the assets of the Company’s wholly-owned subsidiary, MRC Receivables Corporation, in which the Company’s former secured lender has a first priority security interest. The new facility also requires the Company to pay certain fees and expenses to the lender in connection with the related commitment letter and the credit facility.

The new credit facility provides for an aggregate revolving commitment of $150.0 million, subject to borrowing base availability, with $5 million sub-limits for swingline loans and letters of credit. The Revolving Credit Facility borrowing base provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by (i) the purchase price multiplied by (ii) 85% less 3% per month beginning after the third complete month subsequent to purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, and (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005. The Company may request an increase in the amount of the revolving credit commitments to $200.0 million upon satisfying certain conditions, including acceptance of such increase by existing or replacement lenders under the facility that agree to increase their commitments. This financing arrangement does not require the Company to share residual collections with the lender and may be pre-paid in full without penalty.

The terms of the credit facility include restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial covenants requiring maintenance of specified ratios of EBITDA to liabilities, tangible net worth to liabilities and EBIT to interest expense. Subject to certain exceptions, the dividend restriction referred to above generally provides that the Company will not, during any fiscal year, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 20% of consolidated net income for such period.

The credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants, and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the senior credit facility and declare all amounts outstanding to be immediately due and payable.

In conjunction with establishing this new credit facility, the Company incurred loan fees and other loan costs amounting to $2.1 million. These costs, together with $0.4 million of unamortized loan fees and loan costs associated with the previous facility will be amortized over the term of the new agreement.

Secured Financing Facility
On December 31, 2004, the Company’s $75.0 million secured financing facility (the “Secured Financing Facility”) expired. The Secured Financing Facility was entered into on December 20, 2000 by MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity, to finance the purchase of receivable portfolios. The facility generally provided for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Amounts outstanding under the Secured Financing Facility bore interest at rates ranging from 8.25% to 9.25% at June 30, 2005. Notes issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has recouped its investment, the Company and the lender share the residual collections from the receivable portfolios, net of servicing fees. The sharing in residual collections continues for the entire economic life of the receivable portfolios financed using this facility, and therefore will extend substantially beyond the December 31, 2004 expiration date of the Secured Financing Facility. The Company was required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004. Most purchases during the fourth quarter of 2004 were financed under an amendment to the Secured Financing Facility that provides for a cap, as defined, on the total amount of interest owed to the lender for such borrowings.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Stated interest	$876	$511	$1,900	$1,098
Contingent interest	6,689	8,417	13,572	17,049

Total interest expense	$7,565	$8,928	$15,472	$18,147

The Secured Financing Facility had a balance of $36.1 million as of June 30, 2005 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $83.3 million at that time. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Secured Note
On October 1, 2003, the Company entered into a loan for the purchase of certain equipment (“Secured Note”) in the amount of $0.3 million with a term of 36 months. This note is secured by the equipment, carries an interest rate of 7.24%, and had a balance of $0.1 million as of June 30, 2005.

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

Note 7: Income Taxes

The Company recorded an income tax provision of $10.6 million for the six months ended June 30, 2005 and $7.7 million for the six months ended June 30, 2004. The provision for income tax expense reflects tax expense at an effective rate of 40.6% for the six months ended June 30, 2005 and an effective rate of 39.8% for the six months ended June 30, 2004. For the six months ended June 30, 2005, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%) and a provision for state taxes of 8.8%, net of a tax benefit from the effect of permanent book versus tax differences of 0.1%. For the six months ended June 30, 2004, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8% and the effect of permanent book versus tax differences net of the reversal of the remaining reserve on deferred tax assets of 0.9%.

Note 8: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate costs for the six months ended June 30, 2005 and 2004, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial
	Purchase Cost by Seller

	For The Six Months Ended

	June 30, 2005		June 30, 2004

	Cost	%	Cost	%
Seller 1	$95,708	68.1%	$-	-
Seller 2	31,211	22.2%	-	-
Seller 3[1]	-	-	12,005	33.1%
Seller 4	9,347	6.6%	1,512	4.2%
Seller 5	-	-	4,611	12.7%
Seller 6	1,084	0.8%	2,313	6.4%
Seller 7	-	-	3,125	8.6%
Seller 8	-	-	2,571	7.1%
Seller 9	2,370	1.7%	-	-
Seller 10	-	-	3,647	10.1%
Other	850	0.6%	6,495	17.8%

	$140,570	100.0%	$36,279	100.0%
Adjustments[2]	(10)		(213)

Purchase, net	$140,560	100.0%	$36,066	100.0%

[1] Purchases from Seller 3 were conducted under a forward flow arrangement that was not renewed for 2005. [2] Adjusted for put-backs, account recalls and replacements.

Note 9: Commitments and Contingencies

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

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. The Company has recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of 14 cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

There are a number of other lawsuits or claims pending or threatened against the Company. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Purchase Commitments
In connection with the Company’s acquisition of assets in June 2005 (see Note 3), the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the next five years at a fixed price. Future minimum purchase commitments under this agreement are as follows as of June 30, 2005 (amounts in thousands):

2005	2006	2007	2008	2009	>2009	Total

$ 18,000	$ 36,000	$ 36,000	$ 36,000	$ 36,000	$ 18,000	$ 180,000

Note 10: Subsequent Event

Effective August 1, 2005, the Company amended the Revolving Credit Facility. The amendment contained several provisions including an increase of the facility to $200 million, changes to certain financial covenants, the ability to increase the facility to $225 million, a reduction on the interest spreads and the ability to incur certain additional indebtedness.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of and for the year ended December 31, 2004, filed with the Securities and Exchange Commission. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company claims the protection of the safe harbor of the reform act for forward-looking statements. See Part II — Other Information for more information regarding forward-looking statements.

Introduction

We are a systems-driven purchaser and manager of charged-off consumer receivable portfolios. We acquire these portfolios at deep discounts from their face values using our proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment.

Overview
Our business and financial results improved during the three and six months ended June 30, 2005 as compared to the corresponding periods of the prior year. Highlights for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 are as follows:

  Gross collections increased $13.0 million, or 22.7%, to $70.4 million
  Revenue increased $10.2 million, or 23.3%, to $53.8 million
  Net income increased $2.5 million, or 44.7%, to $8.1 million

Highlights for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 are as follows:

  Gross collections increased $14.9 million, or 12.3%, to $136.3 million1
  Revenue increased $18.3 million, or 21.2%, to $104.2 million
  Net income increased $3.9 million, or 33.9%, to $15.5 million
1We sold our portfolio of rewritten consumer notes during the quarter ended March 31, 2004 for $4.0 million. Gross collections during the six months ended June 30, 2005 increased by $18.9 million or 16.1% to $136.3 million compared to gross collections of $117.4 million during the six months ended June 30, 2004 (excluding the one-time sale of our portfolio of rewritten notes).

Our stockholders’ equity increased $17.1 million from $96.0 million as of December 31, 2004 to $113.1 million as of June 30, 2005. Our operating performance during the six months ended June 30, 2005 resulted in unrestricted cash of $18.9 million as of June 30, 2005, after borrowing $167.4 million and repaying $54.0 million in principal on our debt facilities and purchasing $140.6 million in receivable portfolios, which includes $95.7 million of receivable portfolios acquired from Jefferson Capital.

Jefferson Capital Acquisition
On June 7, 2005, we acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (“Jefferson Capital”), a subsidiary of CompuCredit Corporation for consideration totaling $142.9 million. As part of the acquisition, we acquired a portfolio of charged-off consumer credit card debt with a face value of approximately $2.8 billion, entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs from Jefferson Capital over the next five years at a fixed price and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at its collection site in St. Cloud, Minnesota in September 2005, after completion of a three month transition services agreement with Jefferson Capital. In addition, the Company entered into a two year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also based on a pre-set pricing schedule. To fund this transaction and to provide a source of capital for future portfolio purchases and working capital needs, we entered into a new senior secured revolving credit facility that initially provided for an aggregate revolving commitment of $150 million, which was subsequently increased to $200 million pursuant to a recent amendment. See Note 6 to the unaudited interim condensed consolidated financial statements for a further discussion of our new Revolving Credit Facility and Note 3 for a further discussion of the acquisition of certain assets from Jefferson Capital.

Purchasing Market Outlook
The current portfolio purchasing market remains challenging. In general, the increased competition in the purchasing market results in portfolio purchases at higher prices than we have paid historically, which reduces the profitability of our business. Our recent purchase from Jefferson Capital and the five year forward flow agreement that we entered into concurrently with the purchase, largely satisfies our purchasing goals for the remainder of 2005 and will represent a meaningful portion of our purchases in 2006 and beyond, thereby reducing the volatility of our quarterly purchases. Furthermore, we believe that our consumer level analytics and multi-disciplined approach to purchasing will allow us to continue to purchase profitable portfolios in this challenging environment.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended June 30,

	2005			2004

Revenue
Revenue from receivable portfolios	$53,519	99.6%		$43,432	99.6%
Servicing fees and other related revenue	239	0.4%		154	0.4%

Total revenue	53,758	100.0%		43,586	100.0%

Operating expenses
Salaries and employee benefits	12,375	23.0%		11,852	27.2%
Cost of legal collections	8,631	16.1%		6,701	15.4%
Other operating expenses	4,150	7.7%		3,387	7.8%
Collection agency commissions	3,462	6.4%		868	2.0%
General and administrative expenses	2,869	5.3%		2,154	4.9%
Depreciation and amortization	417	0.8%		473	1.1%

Total operating expenses	31,904	59.3%		25,435	58.4%

Income before interest,
other income, and income taxes	21,854	40.7%		18,151	41.6%
Interest expense	(8,384)	(15.6%	)	(8,977)	(20.6%	)
Other income	203	0.4%		166	0.4%

Income before income taxes	13,673	25.5%		9,340	21.4%
Provision for income taxes	(5,576)	(10.4%	)	(3,745)	(8.6%	)

Net income	$8,097	15.1%		$5,595	12.8%

	Six Months Ended June 30,

	2005			2004

Revenue
Revenue from receivable portfolios	$103,939	99.7%		$85,523	99.5%
Servicing fees and other related revenue	295	0.3%		450	0.5%

Total revenue	104,234	100.0%		85,973	100.0%

Operating expenses
Salaries and employee benefits	24,975	24.0%		23,476	27.3%
Cost of legal collections	16,987	16.3%		12,203	14.2%
Other operating expenses	8,792	8.4%		6,809	7.9%
Collection agency commissions	5,486	5.3%		1,540	1.8%
General and administrative expenses	5,027	4.8%		3,807	4.4%
Depreciation and amortization	928	0.9%		917	1.1%

Total operating expenses	62,195	59.7%		48,752	56.7%

Income before interest,
other income, and income taxes	42,039	40.3%		37,221	43.3%
Interest expense	(16,471)	(15.8%	)	(18,259)	(21.2%	)
Other income	608	0.6%		320	0.3%

Income before income taxes	26,176	25.1%		19,282	22.4%
Provision for income taxes	(10,627)	(10.2%	)	(7,672)	(8.9%	)

Net income	$15,549	14.9%		$11,610	13.5%

Comparison of Results of Operations

Revenue

Total revenue was $53.8 million for the three months ended June 30, 2005, an increase of $10.2 million, or 23.3%, compared to total revenue of $43.6 million for the three months ended June 30, 2004. The increase in revenue was primarily the result of continued strong performance on older portfolios and increased portfolio purchases during the quarter, including our Jefferson Capital acquisition. These increases were offset in part by lower effective interest rates resulting from a more competitive pricing environment. Revenue and collections on portfolios acquired from Jefferson Capital amounted to $3.5 million and $3.0 million, respectively. Gross collections increased $13.0 million, or 22.7%, to $70.4 million during the three months ended June 30, 2005, from $57.4 million during the three months ended June 30, 2004. Revenue as a percentage of collections for the three months ended June 30, 2005 was 76.4% compared to 75.9% for the three months ended June 30, 2004.

Total revenue was $104.2 million for the six months ended June 30, 2005, an increase of $18.3 million, or 21.2%, compared to total revenue of $86.0 million for the six months ended June 30, 2004. The increase in revenue was primarily the result of continued strong performance on older portfolios and increased portfolio purchases during the quarter, including our Jefferson Capital acquisition. These increases were offset in part by lower effective interest rates resulting from a more competitive pricing environment. Revenue and collections on portfolios acquired from Jefferson Capital amounted to $3.5 million and $3.0 million, respectively. Gross collections increased $14.9 million, or 12.3%, to $136.3 million during the six months ended June 30, 2005, from $121.4 million during the six months ended June 30, 2004. Revenue as a percentage of collections for the six months ended June 30, 2005 was 76.5% compared to 70.8% for the six months ended June 30, 2004.

During the twelve months prior to June 30, 2005, we invested $207.7 million for portfolios with face values aggregating $6.1 billion for an average purchase price of 3.4% of face value. This is a $126.7 million increase, or 156.4%, in the amount invested compared with the $81.0 million invested during the twelve months prior to June 30, 2004 to acquire portfolios with a face value aggregating $3.1 billion for an average purchase price of 2.6% of face value. For additional information on revenue see the Supplemental Performance Data below.

Operating Expenses

Total operating expenses were $31.9 million for the three months ended June 30, 2005, an increase of $6.5 million, or 25.4%, compared to total operating expenses of $25.4 million for the three months ended June 30, 2004.

Total operating expenses were $62.2 million for the six months ended June 30, 2005, an increase of $13.4 million, or 27.6%, compared to total operating expenses of $48.8 million for the six months ended June 30, 2004.

Salaries and employee benefits
Total salaries and benefits increased by $0.5 million, or 4.4%, to $12.4 million during the three months ended June 30, 2005, from $11.9 million during the three months ended June 30, 2004. The increase was primarily the result of increases in incentive compensation resulting from our strong operating performance. Total salaries and employee benefits as a percentage of gross collections during the three months ended June 30, 2005 were 17.6% compared to 20.6% for the three months ended June 30, 2004. During the three months ended June 30, 2005 we averaged 703 employees whose average monthly gross collections were $33,400. During the three months ended June 30, 2004 we averaged 759 employees whose average monthly gross collections were $25,200.

Total salaries and benefits increased by $1.5 million, or 6.4%, to $25.0 million during the six months ended June 30, 2005 from $23.5 million during the six months ended June 30, 2004. The increase was primarily the result of a $0.8 million increase in incentive compensation resulting from our strong operating performance and a $0.4 million increase in salaries and wages and associated payroll taxes. Total salaries and benefits as a percentage of gross collections during the six months ended June 30, 2005 were 18.3% compared to 19.3% for the six months ended June 30, 2004. During the six months ended June 30, 2005, we averaged 700 employees whose average monthly gross collections were $32,400. During the six months ended June 30, 2004 we averaged 743 employees whose average monthly gross collections were $27,200.

Other operating expenses
Other operating expenses increased $0.8 million, or 22.5%, to $4.2 million during the three months ended June 30, 2005, from $3.4 million during the three months ended June 30, 2004. The increase during the three months ended June 30, 2005 primarily reflects an increase in data acquisition fees and an increase in the cost of direct mail campaigns. Data acquisition fees increased approximately $0.4 million primarily as a result of our analysis of receivable portfolios acquired from Jefferson Capital. The cost of direct mail campaigns increased approximately $0.4 million primarily as a result of increased mail volume.

Other operating expenses increased $2.0 million, or 29.1%, to $8.8 million during the six months ended June 30, 2005 from $6.8 million during the six months ended June 30, 2004. The increase during the six months ended June 30, 2005 primarily reflects increases in the cost of direct mail campaigns and an increase in data acquisition fees. The cost of direct mail campaigns increased $1.2 million, or 42.0%, to $3.9 million during the six months ended June 30, 2005 compared to $2.7 million during the six months ended June 30, 2004, primarily as a result of increased mail volume. Data acquisition fees increased approximately $0.4 million primarily as a result of our analysis of receivable portfolios acquired from Jefferson Capital.

Collection agency commissions
These expenses are commissions we pay to third party collection agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

During the three months ended June 30, 2005, we incurred $3.5 million in commissions to third party collection agencies, or 42.4% of the related gross collections of $8.2 million, compared to $0.9 million in commissions, or 32.9% of the related gross collections of $2.6 million during the three months ended June 30, 2004. The increase in commissions is consistent with the increase in collections through this channel, of which approximately $1.3 million of the commissions increase and $3.0 million of the collections increase relates to collections on the portfolio acquired from Jefferson Capital. All collections on the portfolio acquired from Jefferson Capital have been reflected as collections from third party collection agencies. When the transition services agreement with Jefferson Capital expires on September 5, 2005 and the employees of Jefferson Capital become employees of the Company, a portion of collections on the portfolio acquired from Jefferson Capital will be reflected in the collection site channel. The increase in the commission rate as a percentage of the related gross collections reflects a shift in the mix of accounts collected by third party collection agencies from a greater proportion of freshly charged-off accounts during the three months ended June 30, 2004 to a lesser proportion of freshly charged-off accounts during the three months ended June 30, 2005.

During the six months ended June 30, 2005, we incurred $5.5 million in commissions to third party collection agencies, or 40.1% of the related gross collections of $13.7 million compared to $1.5 million in commissions, or 32.8% of the related gross collections of $4.7 million during the six months ended June 30, 2004. The increase in commissions is consistent with the increase in collections through this channel, of which approximately $1.3 million of the commissions increase and $3.0 million of the collections increase relates to collections on the portfolio acquired from Jefferson Capital. All collections on the portfolio acquired from Jefferson Capital have been reflected as collections from third party collection agencies. When the transition services agreement with Jefferson Capital expires on September 5, 2005 and the employees of Jefferson Capital become employees of the Company, a portion of collections on the portfolio acquired from Jefferson Capital will be reflected in the collection site channel. The increase in the commission rate as a percentage of the related gross collections reflects a shift in the mix of accounts collected by third party collection agencies from a greater proportion of freshly charged-off accounts during the six months ended June 30, 2004 to a lesser proportion of freshly charged-off accounts during the six months ended June 30, 2005.

Cost of legal collections
These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The cost of legal collections increased $1.9 million, or 28.8%, to $8.6 million during the three months ended June 30, 2005, as compared to $6.7 million during the three months ended June 30, 2004. The increase in the cost of legal collections was primarily the result of a $5.2 million, or 30.0%, increase in gross collections through our legal channel. Total gross collections through this channel amounted to $22.6 million during the three months ended June 30, 2005, compared to $17.4 million collected during the three months ended June 30, 2004. Cost of legal collections decreased as a percent of gross collections through this channel to 38.2% during the three months ended June 30, 2005, from 38.5% during the three months ended June 30, 2004.

The cost of legal collections increased $4.8 million, or 39.2%, to $17.0 million during the six months ended June 30, 2005 as compared to $12.2 million during the six months ended June 30, 2004. The increase in the cost of legal collections was primarily the result of a $12.3 million, or 38.9%, increase in gross collections through our legal channel. Total gross collections through this channel amounted to $43.8 million during the six months ended June 30, 2005 compared to $31.6 million collected during the six months ended June 30, 2004. Cost of legal collections increased as a percent of gross collections through this channel to 38.8% during the six months ended June 30, 2005, from 38.7% during the six months ended June 30, 2004.

General and administrative expenses
General and administrative expenses increased $0.7 million, or 33.2%, to $2.9 million during the three months ended June 30, 2005, from $2.2 million during the three months ended June 30, 2004. The increase was primarily the result of a $1.0 million increase in legal costs relating to litigation defense and other corporate matters and a $0.2 million increase in rent expense due to the relocation of our San Diego operations to a larger facility. This increase was offset in part by a decrease in insurance expense of approximately $0.4 million resulting from a decrease in our workers compensation reserves.

General and administrative expenses increased $1.2 million, or 32.1%, to $5.0 million during the six months ended June 30, 2005, from $3.8 million during the six months ended June 30, 2004. The increase was primarily a result of a $1.1 million increase in legal costs relating to litigation defense and other corporate matters and a $0.4 million increase in rent expense due to the relocation of our San Diego operations to a larger facility. These increases were offset in part by a decrease in insurance expense of approximately $0.5 million resulting primarily from a decrease in our workers compensation reserves.

Depreciation and amortization
Depreciation expense remained relatively consistent at $0.4 million for the three months ended June 30, 2005, and $0.5 million for the three months ended June 30, 2004.

Depreciation expense remained relatively consistent at $0.9 million for each of the six months ended June 30, 2005 and 2004.

Interest expense

Interest expense decreased $0.6 million, or 6.6%, to $8.4 million during the three months ended June 30, 2005, from $9.0 million during the three months ended June 30, 2004.

Interest expense decreased $1.8 million, or 9.8%, to $16.5 million during the six months ended June 30, 2005 from $18.3 million during the six months ended June 30, 2004.

The following tables summarize our interest expense (in thousands, except percentages):

	For the Three Months Ended June 30,
	2005	2004	$ Change	% Change

Stated interest on debt obligations	$1,527	$546	$981	179.7%
Amortization of loan fees and other loan costs	168	14	154	1,100.0%
Contingent interest	6,689	8,417	(1,728)	(20.5%	)

Total interest expense	$8,384	$8,977	$(593)	(6.6%	)

	For the Six Months Ended June 30,
	2005	2004	$ Change	% Change

Stated interest on debt obligations	$2,610	$1,186	$1,424	120.1%
Amortization of loan fees and other loan costs	289	24	265	1,104.2%
Contingent interest	13,572	17,049	(3,477)	(20.4%	)

Total interest expense	$16,471	$18,259	$(1,788)	(9.8%	)

The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility, offset in part by increases in interest expense due to increased borrowings on our Revolving Credit Facility and associated amortization of loan fees and other loan costs.

The Secured Financing Facility expired on December 31, 2004, and therefore, no new borrowings were made under this facility. Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we then share with the lender the residual collections from the receivable portfolios, net of our servicing fees. The sharing in residual collections, referred to as “Contingent Interest”, and the recording of Contingent Interest expense will continue for the entire economic life of the receivable portfolios financed using the Secured Financing Facility, which will extend substantially beyond the December 31, 2004 expiration date of this facility. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future residual collections sharing obligation as Contingent Interest expense.

As of June 30, 2005, $36.1 million in principal remained outstanding with $18.0 million accrued for Contingent Interest. See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion on our Secured Financing Facility and Contingent Interest.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion of our Revolving Credit Facility.

Other income and expense

Other income remained relatively consistent at $0.2 million for each of the three months ended June 30, 2005 and 2004.

Total other income increased $0.3 million, or 90%, to $0.6 million for the six months ended June 30, 2005, from $0.3 million during the six months ended June 30, 2004, primarily as a result of higher interest income.

Provision for income taxes

During the three months ended June 30, 2005, we recorded an income tax provision of $5.6 million, reflecting an effective rate of 40.8% of pretax income. For the three months ended June 30, 2004, we recorded an income tax provision of $3.7 million, reflecting an effective rate of 40.1% of pretax income.

During the six months ended June 30, 2005, we recorded an income tax provision of $10.6 million, reflecting an effective rate of 40.6% of pretax income. For the six months ended June 30, 2004, we recorded an income tax provision of $7.7 million, reflecting an effective rate of 39.8% of pretax income.

The increase in our effective tax rate was the result of increases in federal and state taxes applicable to us as a result of higher taxable income, the changing mix of state taxability and related apportionment factors, and the effect of permanent book versus tax differences. See Note 7 to the unaudited interim condensed consolidated financial statements for more discussion of income taxes.

Index

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

		Cumulative Collections through June 30, 2005

	Purchase
	Price[1]	‹1999[4]	1999	2000	2001	2002	2003	2004	2005	Total[2]	CCM[3]

‹1999	$41,117 [4]	$34,690	$27,013	$26,926	$22,545	$15,007	$7,546	$4,202	$1,131	$139,060	3.4
1999	48,712	-	7,864	21,299	19,174	16,259	11,508	8,654	3,089	87,847	1.8
2000	6,153	-	-	5,489	7,172	4,542	4,377	2,293	763	24,636	4.0
2001	38,190	-	-	-	21,197	54,184	33,072	28,551	12,355	149,359	3.9
2002	61,504	-	-	-	-	48,322	70,227	62,282	27,161	207,992	3.4
2003	88,560	-	-	-	-	-	59,038	86,958	40,829	186,825	2.1
2004	102,337	-	-	-	-	-	-	39,400	40,478	79,878	0.8
2005	140,560	-	-	-	-	-	-	-	9,857	9,857	0.1

Total	$527,133	$34,690	$34,877	$53,714	$70,088	$138,314	$185,768	$232,340	$135,663	$885,454	1.7

[1]Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2] Cumulative collections from inception through June 30, 2005.
[3]Cumulative Collections Multiple ("CCM") - collections to date as a multiple of purchase price.
[4]From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

			Estimated	Total
		Historical	Remaining	Estimated	Total Estimated Gross
	Purchase	Gross	Gross	Gross	Collections to
	Price[1]	Collections[2]	Collections	Collections	Purchase Price

‹1999	$41,117 [3]	$139,060	$1,992	$141,052	3.4
1999	48,712	87,847	8,273	96,120	2.0
2000	6,153	24,636	2,110	26,746	4.3
2001	38,190	149,359	31,113	180,472	4.7
2002	61,504	207,992	78,001	285,993	4.6
2003	88,560	186,825	120,041	306,866	3.5
2004	102,337	79,878	153,396	233,274	2.3
2005	140,560	9,857	296,563	306,420	2.2

Total	$527,133	$885,454	$691,489	$1,576,943	3.0

[1]Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2] Cumulative collections from inception through June 30, 2005.
[3]From inception to December 31, 1998.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of June 30, 2005 (in thousands, except percentages):

			Unamortized
	Unamortized		Balance as a	Unamortized
	Balance as of	Purchase	Percentage of	Balance as a
Purchase Period	June 30, 2005	Price[1]	Purchase Price[2]	Percentage of Total

2000	$6	$6,153	0.1%	0.0%
2001	2,467	38,190	6.5%	1.0%
2002	12,096	61,504	19.7%	4.9%
2003	22,247	88,560	25.1%	9.0%
2004	69,807	102,337	68.2%	28.4%
2005[3]	139,447	140,560	99.2%	56.7%

Totals	$246,070	$437,304	56.3%	100.0%

[1]Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
[2] For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of accounts that occurred at the time of purchase.
[3]Includes only six months of activity through June 30, 2005.

Collections by Channel
During the three and six months ended June 30, 2005 and 2004, we utilized several business channels for the collection of charged-off credit card receivables and other receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004		2005	2004

Collection sites	$31,764	$31,959		$66,806	$67,247
Legal collections	22,622	17,397		43,819	31,553
Collection agencies	8,159	2,636		13,687	4,700
Sales	7,359	4,611	[1]	10,656	13,617	[1]
Other	503	799		1,292	4,280

Gross collections for the period	$70,407	$57,402		$136,260	$121,397

[1]Sales for the six months ended June 30, 2004 includes the sale of our portfolio of rewritten consumer notes for $4.0 million.

Changes in the Investment in Receivable Portfolios
Revenue related to our investment in receivable portfolios is comprised of two segments. First, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their cost basis for which every dollar of gross collections is recorded entirely as Zero Basis Revenue (“Zero Basis Portfolios”).

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended June 30, 2005

	Accrual	Cost
	Basis	Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$142,069	$-	$-	$142,069
Purchases of receivable portfolios	118,501	2,546	-	121,047
Transfers of portfolios	-	-	-	-
Gross collections[1]	(60,848)	(7)	(8,766)	(69,621)
Basis adjustments	(480)	-	(1)	(481)
Revenue recognized[1]	44,289	-	8,767	53,056

Balance, end of period	$243,531	$2,539	$-	$246,070

Revenue as a percentage of collections	72.8%	0.0%	100.0%	76.2%

	For the Three Months Ended June 30, 2004

	Accrual	Cost
	Basis	Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$84,961	$1,247	$-	$86,208
Purchases of receivable portfolios	19,031	-	-	19,031
Transfers of portfolios	1,173	(1,173)	-	-
Gross collections[1]	(44,865)	(34)	(11,114)	(56,013)
Basis adjustments	(282)	-	(11)	(293)
Revenue recognized[1]	31,497	-	11,125	42,622

Balance, end of period	$91,515	$40	$-	$91,555

Revenue as a percentage of collections	70.2%	0.0%	100.0%	76.1%

	For the Six Months Ended June 30, 2005

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$137,553	$410	$-	$137,963
Purchases of receivable portfolios	138,024	2,546		140,570
Transfers of portfolios	404	(404)	-	-
Gross collections[1]	(116,061)	(13)	(18,619)	(134,693)
Basis adjustments	(738)	-	(1)	(739)
Revenue recognized[1]	84,349	-	18,620	102,969

Balance, end of period	$243,531	$2,539	$-	$246,070

Revenue as a percentage of collections	72.7%	0.0%	100.0%	76.4%

	For the Six Months Ended June 30, 2004

	Accrual Basis	Cost Recovery	Zero Basis
	Portfolios	Portfolios	Portfolios	Total

Balance, beginning of period	$87,249	$1,887	$-	$89,136
Purchases of receivable portfolios	36,279	-	-	36,279
Transfers of portfolios	1,173	(1,173)	-	-
Gross collections[1]	(93,885)	(659)	(23,364)	(117,908)
Basis adjustments	(604)	(15)	(30)	(649)
Revenue recognized[1]	61,303	-	23,394	84,697

Balance, end of period	$91,515	$40	$-	$91,555

Revenue as a percentage of collections	65.3%	0.0%	100.0%	71.8%

[1] Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.5 million and $1.0 million during the three and six months ended June 30, 2005, respectively. During the three months ended June 30, 2004, gross collections and revenue related to the retained interest were $0.9 million and $0.8 million, respectively. During the six months ended June 30, 2004, gross collections and revenue related to the retained interest were $2.0 million and $0.8 million, respectively.

Analysis of Changes in Revenue
The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 (in thousands, except percentages):

	For The Three Months Ended June 30,

					Revenue
Variance Component	2005	2004	Change		Variance

Average portfolio balance	$186,379	$86,787	$99,592		$36,143
Weighted average effective interest rate[1]	95.1%	145.2%	(50.1%	)	(23,351)
Zero basis revenue	$9,230	$11,935			(2,705)

Total variance					$10,087

	For The Six Months Ended June 30,

					Revenue
Variance Component	2005	2004	Change		Variance

Average portfolio balance	$166,138	$83,994	$82,144		$59,968
Weighted average effective interest rate[1]	101.5%	146.0%	(44.5%	)	(36,938)
Zero basis revenue	$19,590	$24,204			(4,614)

Total variance					$18,416

[1] For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

Revenue Trends
Our revenue is comprised of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools with a cost basis that has not been fully amortized. Revenue from receivable portfolios with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (SOP 03-03), which is discussed below.

Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the six months ended June 30, 2005, $19.6 million was recognized as zero basis revenue, a $4.6 million decrease from the $24.2 million recognized during the six months ended June 30, 2004. The revenue from these portfolios is expected to decline in future quarters as collections from these portfolios diminish.

Our revenue to collections percentage on our receivable portfolios was 76.4% during the six months ended June 30, 2005 compared to a life-to-date revenue to collections percentage on our receivable portfolios of 71.0%. The higher revenue to collections percentage during the quarter is the result of the impact of our collection forecast revaluations implemented in past periods, which increased the collection forecasts for many of our older portfolios, thus increasing the internal rates of returns for those pools. See Note 5 to the unaudited interim condensed consolidated financial statements for more discussion on our investment in receivable portfolios.  The proportion of zero basis portfolios and our older higher yielding portfolios will decrease in the future accordingly the quarterly revenue to collections percentage is expected to decline in future periods.

The graph below depicts the quarterly revenue to collections percentage and the life-to-date revenue to collections percentage for our receivable portfolios.

Prior to January 1, 2005, we accounted for our investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, we began accounting for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of SOP 03-03. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools”, and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, also known as accretable yield, to the excess of our estimate of undiscounted cash flows expected to be collected over our investment in the pool. The effective interest rate applied to the cost basis of the pool would remain level, or “static” throughout its life unless there was an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through an upward adjustment of a pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows would not change the effective interest rate, but would be recognized as an impairment of the cost basis of the pool, and would appear as a one-time charge on the statement of operations with a corresponding valuation allowance offsetting the investment in receivable portfolios on the statement of financial condition.

In accordance with SOP 03-03, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are assigned to the pool permanently. The discount, which is the difference between the cost of each static pool and the related aggregate contractual receivable balance, is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition.

We account for each static pool as a unit for the economic life of the pool, similar to one loan, for recognition of revenue from receivable portfolios, for collections applied to principal of receivable portfolios, and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return as derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

Purchases by Quarter
The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands, except percentages):

	# of		Purchase
Quarter	Accounts	Face Value	Price

Q1 2002	331	$717,822	$13,145
Q2 2002	386	514,591	10,478
Q3 2002	752	981,471	21,002
Q4 2002	380	591,504	17,900
Q1 2003	380	589,356	18,803
Q2 2003	982	1,177,205	26,270
Q3 2003	341	640,197	19,350
Q4 2003	332	881,609	25,411
Q1 2004	400	786,398	17,248
Q2 2004	296	758,877	19,031
Q3 2004	365	721,237	20,967
Q4 2004	530	1,195,090	46,128
Q1 2005	513	530,047	19,523
Q2 2005	2,773	3,675,277	121,047

Purchases by Paper Type
The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Credit card	$117,593	$12,845	$137,116	$21,181
Other	3,454	6,186	3,454	15,098

	$121,047	$19,031	$140,570	$36,279

Purchase Concentrations
The following table summarizes the concentration of our purchases by seller, by year, sorted by total aggregate cost for the periods presented (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller

	Q2 YTD 2005		2004		2003		2002		2001		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$95,708	68.1%	$-	-	$-	-	$-	-	$-	-	$95,708	22.0%
Seller 2[2]	-	-	20,454	19.8%	30,420	33.9%	20,223	32.3%	13,222	33.9%	84,319	19.3%
Seller 3	31,211	22.2%	21,300	20.6%	-	-	-	-	-	-	52,511	12.1%
Seller 4	-	-	1,647	1.6%	23,614	26.3%	5,214	8.3%	2,463	6.3%	32,938	7.6%
Seller 5	-	-	-	-	3,862	4.3%	23,463	37.6%	2,292	5.9%	29,617	6.8%
Seller 6	-	-	17,624	17.0%	-	-	-	-	-	-	17,624	4.0%
Seller 7	-	-	15,063	14.6%	-	-	-	-	-	-	15,063	3.5%
Seller 8	-	-	-	-	-	-	3,780	6.1%	8,871	22.7%	12,651	2.9%
Seller 9	9,347	6.6%	3,865	3.7%	-	-	-	-	-	-	13,212	3.0%
Seller 10	-	-	-	-	9,458	10.5%	-	-	-	-	9,458	2.2%
Other	4,304	3.1%	23,421	22.7%	22,480	25.0%	9,845	15.7%	12,182	31.2%	72,232	16.6%

	140,570	100.0%	103,374	100.0%	89,834	100.0%	62,525	100.0%	39,030	100.0%	435,333	100.0%

Adjustments[1]	(10)		(1,037)		(1,275)		(1,021)		(840)		(4,183)

Cost, net	$140,560		$102,337		$88,559		$61,504		$38,190		$431,150

[1]Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.
[2]Purchases from Seller 2 were conducted under a forward flow arrangement. As announced in our press release dated January 11, 2005, this arrangement was not renewed for 2005.

Note:The table above presents purchase cost by seller over the four-year period presented ending December 31, 2004, and for the six months ended June 30, 2005. See Note 8 to the unaudited interim condensed consolidated financial statements that presents purchase cost by seller over the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Liquidity and Capital Resources

Overview
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, tax payments, the payment of interest and the repayment of principal on borrowings. Our operating performance has resulted in an increase in stockholders’ equity to $113.1 million as of June 30, 2005 from $96.0 million as of December 31, 2004, and $83.4 million as of June 30, 2004. In addition, our operating performance has resulted in an unrestricted cash balance of $18.9 million as of June 30, 2005, after borrowing $167.4 million and repaying $54.0 million in principal on our debt facilities and purchasing $140.6 million in receivable portfolios, which includes $95.7 million of receivable portfolios acquired from Jefferson Capital. On June 7, 2005, we acquired certain assets of Jefferson Capital for $142.9 million, which was funded primarily by our new $200.0 million Revolving Credit Facility. This new facility will be used for future receivable portfolio purchases and for working capital needs. See Note 6 of our unaudited interim condensed consolidated financial statements for a discussion of the Revolving Credit Facility, and see Note 3 of our unaudited interim condensed consolidated financial statements for a discussion of the acquisition of certain assets from Jefferson Capital.

        The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,

	2005	2004

Net cash provided by operating activities	$13,700	$12,119
Net cash used in investing activities	(116,310)	(2,262)
Net cash provided by (used in) financing activities	111,828	(14,777)

On December 31, 2004 our Secured Financing Facility expired. However, Contingent Interest payments related to our residual collections sharing arrangement with the lender will extend into the future. See Note 6 to the unaudited interim condensed consolidated financial statements for additional discussion of our Secured Financing Facility and Contingent Interest. All of our portfolio purchases will now be funded with cash or financed under our new $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the new Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion on our Revolving Credit Facility.

Operating Cash Flows
Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2005, and $12.1 million for the six months ended June 30, 2004. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the six months ended June 30, 2005 grew $14.9 million, or 12.3%, to $136.3 million from $121.4 million for the six months ended June 30, 2004. Gross collections increased $18.9 million, or 16.1%, compared to gross collections during the six months ended June 30, 2004, excluding the sale of our rewritten note portfolio that occured during the quarter ended March 31, 2004.

The increase in gross collections was offset by increases in cash based operating expenses and increases in the payment of interest. Total cash basis operating expenses were $61.8 million for the six months ended June 30, 2005, compared to $47.2 million for the six months ended June 30, 2004. The increase was primarily volume-related, driven by our collection growth, excluding the sale of our rewritten consumer notes, as well as increases in rent expense, cost of corporate compliance, and litigation defense costs. Interest payments were $19.2 million for the six months ended June 30, 2005, and $12.4 million for the six months ended June 30, 2004. The increase in interest payments was primarily the result of contingent interest payments related to our residual collections sharing arrangement for portfolios financed by our Secured Financing Facility. See Management’s Discussion and Analysis for a detailed discussion of operating and interest expenses.

Investing Cash Flows
Net cash used in investing activities was $116.3 million for the six months ended June 30, 2005, and $2.3 million for the six months ended June 30, 2004.

The cash flows used in investing activities for the six months ended June 30, 2005 are primarily related to our acquisition of certain assets of Jefferson Capital for $142.9 million and receivable portfolio purchases of $44.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $31.7 million. The cash flows used in investing activities for the six months ended June 30, 2004 are primarily related to receivable portfolio purchases of $36.3 million offset in part by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $34.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.1 million and $1.0 million for  the six months ended June 30, 2005 and 2004, respectively.

Financing Cash Flows
Net cash provided by financing activities was $111.8 million for the six months ended June 30, 2005. Net cash used in financing activities was $14.8 for the six months ended June 30, 2004.

Cash provided by financing activities for the six months ended June 30, 2005 reflects $167.4 million in borrowings under line of credit agreements of which $142.9 million was used to fund the Jefferson Capital acquisition, offset by $54.0 million in repayment of principal. For the six months ended June 30, 2004, we financed $19.1 million to fund new portfolio purchases and repaid $33.3 million of principal.

Conclusion
We are in compliance with all covenants under our financing arrangements, and we have achieved fourteen consecutive quarters of positive net income. Although we may require additional debt or equity financing depending on the volume of our portfolio purchases or if we were to consummate significant acquisitions during the next twelve months, we believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $18.9 million as of June 30, 2005, and available borrowings under our Revolving Credit Facility, to fund existing operations for at least the next twelve months.

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of June 30, 2005 (in thousands):

	Payments Due by Period

		Less Than	2 - 3	4 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$166	$166	$-	$-	$-
Operating leases	10,972	1,210	2,615	2,039	5,108
Employment agreements	1,519	717	802	-	-
Secured Note	96	89	7	-	-
Secured Financing Facility	36,096	17,996	18,100	-	-
Revolving Credit Facility	143,715	-	143,715	-	-
Portfolio forward flow agreement	180,000	36,000	72,000	72,000	-

Total contractual cash obligations	$372,564	$56,178	$237,239	$74,039	$5,108

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivable portfolios. However, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. The table reflects the repayment of the loans under the Secured Financing Facility based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. Our Revolving Credit Facility has a term of three years and to the extent that a balance is outstanding on our line of credit, it would be due in June 2008. The outstanding balance on our line of credit as of June 30, 2005 was $143.7 million. The portfolio forward flow agreement represents estimated payments under a five year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 6 to our unaudited interim condensed consolidated financial statements. For additional information on purchase commitments see Note 9 to our unaudited interim condensed consolidated financial statements.

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

Based on their most recent evaluation, which was completed as of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the six months ended June 30, 2005, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective. There were no significant changes during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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
  We may require additional debt or equity financing to fund our portfolio purchases or business acquisitions;
  We may not be able to continue to satisfy the restrictive covenants in our debt agreements;
  We use estimates in our accounting, and our earnings will be reduced if actual results are less than estimated;
  We recently were required to change how we account for under-performing receivable portfolios, which will have an adverse effect on our earnings;
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
  Unfavorable interpretation of existing laws or adverse developments in ongoing litigation;
  The passage of new state or federal legislation restricting collection activities or increasing the cost of doing business;
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

Forward-looking statements speak only as of the date the statement was made. They inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission. We do not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

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

The FDCPA and comparable state statutes may result in class action lawsuits, which can be material to our business due to the remedies available under these statutes, including punitive damages. We recently have experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. We are aware of 14 cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. We believe that these cases are without merit and intend to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes.

There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by us or by our employees. Although litigation is inherently uncertain, based on past experience, the information currently available, and the possible availability of insurance and/or indemnification from originating institutions in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to us, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Index

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2005, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, Barry R. Barkley, J. Brandon Black, Raymond Fleming, Carl C. Gregory, III, Eric D. Kogan, Alexander Lemond, Richard A. Mandell, Peter W. May and Nelson Peltz were elected to serve as Directors. The votes for the election of Directors are set forth below:

Name of Nominee	Votes For	Votes Withheld

Barry R. Barkley	19,491,955	899,180
J. Brandon Black	19,491,955	899,180
Raymond Fleming	19,754,655	636,480
Carl C. Gregory, III	19,779,055	612,080
Eric D. Kogan	19,775,755	615,380
Alexander Lemond	19,704,655	686,480
Richard A. Mandell	19,779,055	612,080
Peter W. May	19,750,755	640,380
Nelson Peltz	19,754,655	636,480

At the Annual Meeting, the stockholders also approved Proposal 2, to approve the Company’s 2005 Stock Incentive Plan, the votes being as follows:

Votes For	Votes Against	Abstentions	Nonvotes
17,131,284	1,824,645	38,341	1,396,865

Additionally, the stockholders approved Proposal 3, ratifying the selection of the Company’s independent auditors. The votes for Proposal 3 were as follows:

Votes For	Votes Against	Abstentions	Nonvotes
20,263,169	89,300	38,666	0

Index

Item 6. Exhibits

10.1	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2005)

10.2	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 8, 2005)

10.3	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the "Credit Agreement") (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 8, 2005)

10.4	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2005)

10.5	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 8, 2005)

10.6	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on June 8, 2005)

10.7	Employment Agreement dated as of June 13, 2005 between the Company and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2005)

10.8	Employment Agreement dated as of June 13, 2005 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 16, 2005)

10.9	Transition Agreement dated as of June 13, 2005 between the Company and Barry R. Barkley (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 16, 2005)

10.10	Severance Agreement dated June 12, 2005 between Midland Credit Management, Inc. and Ron Eckhardt (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 8, 2005)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

Index

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC. By: /s/ Paul Grinberg —————————————— Paul Grinberg Executive Vice-President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 4, 2005

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 4, 2005	By: /s/ Carl C. Gregory, III Carl C. Gregory, III Vice Chairman & Chief Executive Officer

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 4, 2005	By: /s/ Paul Grinberg Paul Grinberg Chief Financial Officer

Index

Exhibit 32.1

ENCORE CAPITAL GROUP, INC.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TOSECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Encore Capital Group, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

/s/ Carl C. Gregory, III
——————————————————
Carl C. Gregory, III
Chief Executive Officer

August 4, 2005

/s/ Paul Grinberg
——————————————————
Paul Grinberg
Chief Financial Officer

August 4, 2005

A signed original of this written statement required by Section 906 has been provided to
Encore Capital Group, Inc. and will be retained by Encore Capital Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.