Form 10-Q
period 2005-09-30
ENCORE CAPITAL GROUP INC
filed 2005-11-03
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at October 20, 2005
Common Stock, $0.01 par value	22,572,585 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	September 30, 2005 (Unaudited)	December 31, 2004 (A)
Assets
Cash and cash equivalents	$10,459	$9,731
Investments in marketable securities	—	40,000
Restricted cash	2,485	3,432
Accounts receivable, net	3,205	—
Investment in receivable portfolios, net	235,228	137,963
Property and equipment, net of accumulated depreciation of $10,226 and $12,097, respectively	4,663	3,360
Prepaid income tax	1,976	—
Deferred tax assets, net	2,474	361
Forward flow asset	40,136	—
Note receivable	1,886	—
Other assets	15,002	6,295
Goodwill	3,796	—
Unallocated intangible assets, net	19,286	—

Total assets	$340,596	$201,142

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$22,952	$17,418
Accrued contingent interest	17,561	20,881
Deferred revenue	4,320	—
Debt	184,685	66,828

Total liabilities	229,518	105,127

Commitments and Contingencies – Note 10
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,570 shares and 22,166 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	226	222
Additional paid-in capital	58,486	66,788
Accumulated earnings	52,162	28,834
Accumulated other comprehensive income	204	171

Total stockholders’ equity	111,078	96,015

Total liabilities and stockholders’ equity	$340,596	$201,142

(A)    Derived from the audited consolidated financial statements as of December 31, 2004.

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Revenue from receivable portfolios, net	$58,086	$46,380	$162,025	$131,903
Servicing fees and other revenue	1,139	143	1,434	594

Total revenue	59,225	46,523	163,459	132,497

Operating expenses
Salaries and employee benefits	12,935	11,712	37,910	35,188
Cost of legal collections	8,975	8,326	25,962	20,529
Other operating expenses	3,736	3,652	12,528	10,461
Collection agency commissions	7,242	1,660	12,728	3,201
General and administrative expenses	4,186	2,470	9,213	6,277
Depreciation and amortization	558	495	1,486	1,412

Total operating expenses	37,632	28,315	99,827	77,068

Income before other income (expense) and income taxes	21,593	18,208	63,632	55,429
Other income (expense)
Interest expense	(8,468)	(8,570)	(24,939)	(26,829)
Other income	2	252	610	572

Income before income taxes	13,127	9,890	39,303	29,172
Provision for income taxes	(5,348)	(4,008)	(15,975)	(11,680)

Net income	$7,779	$5,882	$23,328	$17,492

Basic earnings per share computation:
Net income	$7,779	$5,882	$23,328	$17,492
Weighted average shares outstanding	22,331	22,091	22,282	22,054

Earnings per share – Basic	$0.35	$0.27	$1.05	$0.79

Diluted earnings per share computation:
Net income	$7,779	$5,882	$23,328	$17,492
Interest expense on convertible bonds, net of tax	60	—	60	—

Diluted net income	$7,839	$5,882	$23,388	$17,492

Weighted average shares outstanding	22,331	22,091	22,282	22,054
Incremental shares from assumed conversion of stock options	1,272	1,380	1,266	1,396
Incremental shares from assumed conversion of convertible notes	482	—	162	—

Diluted weighted average shares outstanding	24,085	23,471	23,710	23,450

Earnings per share – Diluted	$0.33	$0.25	$0.99	$0.75

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2004	22,166	$222	$66,788	$28,834	$171	$96,015
Net income	—	—	—	23,328	—	23,328	$23,328
Other comprehensive income: unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	33	33	33
Issuance of common stock for Ascension Capital acquisition	230	2	3,997	—	—	3,999	—
Exercise of stock options	174	2	703	—	—	705	—
Sale of warrants associated with convertible notes	—	—	10,532	—	—	10,532	—
Purchase of call options associated with convertible notes	—	—	(24,642)	—	—	(24,642)	—
Tax benefits from convertible note interest expense			44			44
Tax benefits related to stock option exercises	—	—	982	—	—	982	—
Amortization of options issued below market	—	—	82	—	—	82	—

Balance at September 30, 2005	22,570	$226	$58,486	$52,162	$204	$111,078	$23,361

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Gross collections	$220,159	$181,301
Less:
Amounts collected on behalf of third parties	(882)	(1,968)
Amounts applied to principal on receivable portfolios	(56,395)	(47,430)
Servicing fees	69	594
Operating expenses	(94,168)	(74,569)
Interest payments	(5,146)	(1,918)
Contingent interest payments	(21,927)	(17,327)
Other income	610	572
Decrease (increase) in restricted cash	947	(2,706)
Income taxes	(19,085)	(13,295)

Net cash provided by operating activities	24,182	23,254

Investing activities
Cash paid for Jefferson Capital acquisition	(142,862)	—
Cash paid for Ascension Capital acquisition	(15,970)	—
Escrow deposit on employee retention contract	(2,000)	—
Purchases of receivable portfolios	(56,683)	(57,246)
Collections applied to principal of receivable portfolios	56,395	47,430
Purchases of marketable securities	—	(11,000)
Proceeds from sale of marketable securities	40,000	15,000
Proceeds from put-backs of receivable portfolios	1,094	865
Purchases of property and equipment	(1,883)	(1,438)

Net cash used in investing activities	(121,909)	(6,389)

Financing activities
Proceeds from notes payable and other borrowings	167,366	37,326
Proceeds from convertible note borrowings	90,000	—
Proceeds from sale of warrants associated with convertible notes	10,532	—
Purchase of call options associated with convertible notes	(24,642)	—
Repayment of notes payable and other borrowings	(139,816)	(44,130)
Capitalized loan costs	(5,564)	(494)
Proceeds from exercise of common stock options	705	105
Repayment of capital lease obligations	(126)	(153)

Net cash provided by (used in) financing activities	98,455	(7,346)

Net increase in cash	728	9,519
Cash, beginning of period	9,731	8,612

Cash, end of period	$10,459	$18,131

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2005	2004
Net income	$23,328	$17,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486	1,412
Provision for impairment	859	—
Amortization of loan costs	408	65
Tax benefits from convertible note interest expense	44	—
Tax benefits from stock option exercises	982	699
Amortization of stock based compensation	82	82
Deferred income tax benefit (expense)	(2,113)	1,883
Changes in operating assets and liabilities, net of acquisition:
Decrease (increase) in restricted cash	947	(2,706)
(Decrease) in income taxes payable	(1,952)	(4,174)
Increase in other assets	(2,103)	(1,418)
(Decrease) increase in accrued contingent interest	(3,320)	7,523
Increase in accounts payable and accrued liabilities	5,534	2,396

Net cash provided by operating activities	$24,182	$23,254

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc., together with its subsidiaries (Encore), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and provider of bankruptcy services to the finance industry. Encore acquires portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios Encore purchases consist primarily of unsecured, charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties (see Note 7).

Encore is a Delaware holding company whose principal assets are its investments in various wholly-owned subsidiaries (collectively, the Company).

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the Company’s opinion, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2005, and its consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004, respectively. The unaudited interim condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2005 may not be indicative of future results. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 3, 2005.

Significant Accounting Policies

Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2004 for a summary of the Company’s significant accounting policies.

Forward Flow Asset

In connection with the Company’s acquisition of a business in June 2005 (see Note 3), the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the next five years at a fixed price. The Company allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statement of financial condition as forward flow asset. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. The Company allocated $2.3 million of the forward flow asset to the cost basis of receivable portfolios purchased during the three and nine months ended September 30, 2005. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to the Company. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. The Company routinely evaluates the forward flow asset carrying balance for impairment.

New Accounting Pronouncements

In December 2003, the AICPA issued Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (SOP 03-03). SOP 03-03 is effective for fiscal years beginning after December 15, 2004, and accordingly, the Company has adopted the provisions of this SOP 03-03 commencing January 1, 2005. The implementation of SOP 03-03 is discussed in Note 6.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share – Based Payment” (SFAS No. 123R) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). SFAS No. 123R requires fair value accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company expects to adopt the provisions of SFAS No. 123R at the required implementation date of January 1, 2006. For periods prior to implementation, the Company has retained its accounting for stock based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and has only adopted the pro forma disclosure requirements of SFAS No. 123. The Company expects that the adoption of SFAS No. 123R will reduce its reported net income and earnings per share. The effect of adopting this statement on the Company’s historical consolidated statements of operations is reflected on a pro forma basis in Note 5, “Stock-Based Compensation”.

Reclassification

Certain amounts included in the accompanying prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company reclassified $40.0 million of the auction rate securities from cash to investments in marketable securities as of December 31, 2004.

Note 3: Acquisition of Businesses

Ascension Capital

On August 30, 2005, the Company acquired substantially all the assets and assumed certain liabilities of Ascension Capital Group, Ltd. (Ascension Capital), which included customer contracts and a site in Arlington, Texas. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price consisted of $15.8 million in cash and 230,176 shares of Encore common stock valued at $17.38 per share.

In addition, the Company deposited $2.0 million in an escrow in connection with the execution of a three-year employment contract with a key executive of Ascension Capital. This amount will be recognized by the Company as compensation expense ratably over three years. If the executive voluntarily departs without cause or is terminated for cause, any unapplied funds from the escrow will be returned to the Company.

The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. Depreciation and amortization related to the acquisition were estimated based on historical book values and estimated lives for property and equipment and preliminary estimates for certain identifiable intangible assets acquired. Pro forma disclosures have been omitted due to immateriality.

The total purchase price is summarized as follows (in thousands):

Total cash consideration	$15,807
Common stock	3,999
Acquisition-related costs	163

Total purchase price	$19,969

The purchase price is contingent upon a final calculation of Ascension Capital’s pre-acquisition working capital. If the final working capital calculation differs by more than $100,000 from the referenced working capital in the purchase agreement, the purchase price will be adjusted upward or downward accordingly. Any such adjustment will be recorded as an adjustment to the cost of Ascension Capital and reflected in the final purchase price allocation.

The Company’s preliminary allocation of the purchase price is summarized as follows (in thousands):

Assets:
Accounts receivable	$2,476
Notes receivable	1,878
Property and equipment	803
Other assets	166
Unallocated intangible assets	19,431

Total assets	24,754

Liabilities:
Accounts payable and accrued liabilities	373
Deferred revenue	3, 979
Debt	433

Total liabilities	4,785

Total purchase price	$19,969

The final allocation of the purchase price is pending completion of an external valuation study of the assets acquired and liabilities assumed.

Jefferson Capital

On June 7, 2005, the Company acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (Jefferson Capital), a subsidiary of CompuCredit Corporation for $142.9 million in cash. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The results of operations of the business acquired from Jefferson Capital have been included in the Company’s consolidated financial statements from the date of acquisition. As part of the acquisition, the Company acquired a portfolio of charged-off consumer credit card debt with a face value of approximately $2.8 billion, entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs from Jefferson Capital over a five-year period at a fixed price and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at the Company’s collection site in St. Cloud, Minnesota in September 2005, after completion of a three-month transition services agreement with Jefferson Capital. In addition, the Company entered into a two-year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also on a pre-set pricing schedule. To fund this transaction, the Company entered into a new Revolving Credit Facility that initially provided for an aggregate revolving commitment of $150.0 million, which was subsequently increased to $200.0 million. See Note 7 for a further discussion of the Revolving Credit Facility.

The Company’s allocation of the purchase price, which was determined based on an independent appraisal, is summarized as follows (in thousands):

Investment in receivable portfolios	$96,600
Forward flow asset	42,466
Goodwill	3,796

Total purchase price	$142,862

The allocation to the forward flow asset represents the present value of the difference between (a) the estimated fair value of each portfolio to be acquired under the forward flow agreement and (b) the fixed purchase price of each such portfolio. The allocation to goodwill relates solely to the workforce acquired.

Note 4: Goodwill

The following sets forth changes in our goodwill for the period ended September 30, 2005 (in thousands):

Goodwill
Balance at June 30, 2005	$5,000
Reduction due to finalization of Jefferson Capital purchase price allocation	(1,204)

Balance at September 30, 2005	$3,796

Note 5: Stock-Based Compensation

The 1999 Equity Participation Plan (1999 Plan), as amended, reserved up to 3,300,000 shares for grant to employees, directors and consultants. Pursuant to the 1999 Plan, the Company could grant options at a price in excess of 85.0% of the fair market value on the date of the grant and for a term not to exceed ten years. Options generally vested ratably over a three-year period unless otherwise determined by the Compensation Committee of the Board of Directors.

On March 30, 2005, the Board of Directors of the Company adopted a new 2005 Stock Incentive Plan (2005 Plan) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan was effective as of March 30, 2005, and was approved by the Company’s stockholders at the annual meeting on May 3, 2005. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Plan. In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price
Outstanding at December 31, 2004	2,085,489	$0.35 – $18.63	$6.52
Granted	570,000	15.42-20.30	16.96
Cancelled/forfeited	(76,496)	1.30-16.93	14.25
Exercised	(174,534)	0.35-16.17	4.04

Outstanding at September 30, 2005	2,404,459	$0.35 – $20.30	$8.93

The Company has elected to follow APB No. 25, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123. The Company also has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No.

123” (SFAS No. 148). In accordance with APB No. 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

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

The fair value for options granted during each of the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2005	2004
Weighted average fair value of options granted	$13.78	$15.21
Risk free interest rate	3.7%-4.2%	3.2%-3.7%
Dividend yield	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	116.0%- 128.9%	130.7%- 134.7%
Weighted-average expected life of options	5 years	5 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$7,779	$5,882	$23,328	$17,492
Plus: Stock-based employee compensation expense included in reported net income, net of tax	16	16	49	49
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(830)	(506)	(2,130)	(1,100)

Pro forma net income	$6,965	$5,392	$21,247	$16,441

Earnings per share:
Basic – as reported	$0.35	$0.27	$1.05	$0.79

Basic – pro forma	$0.31	$0.24	$0.95	$0.75

Diluted – as reported	$0.33	$0.25	$0.99	$0.75

Diluted – pro forma	$0.29	$0.23	$0.90	$0.70

In connection with the Company’s management succession plan, which is described under the heading “Executive Officers and Compensation,” in the Company’s proxy statement filed on April 5, 2005, the vesting provisions of option grants on September 11, 2002 to three executive officers have been revised by the Compensation Committee of the Company’s Board of Directors. Under the revised vesting dates, 50% of the options to purchase 208,333 shares at an exercise price of $0.51 per share granted to each of two of the executive officers vested on May 3, 2005, and the remaining 50% will vest no later than May 3, 2006. One of these officers retired on May 3, 2005, but was elected as a director of the Company at the Company’s annual meeting on the same date. One-third of the option to purchase 208,333 shares granted at an exercise price of $0.51 per share to the other executive officer vested on May 3, 2005; an additional one-third will vest no later than May 3, 2006; and the final one-third will vest no later than September 11, 2007. Under the revised vesting provisions, vesting may be accelerated upon the occurrence of an equity event as specified in the respective option agreements. As of September 30, 2005, approximately 228,000 of these options were vested and exercisable. The Compensation Committee of the Company’s Board of Directors reviewed the succession plan and the new vesting provisions of the option grants and determined that the changes associated with these options are not considered a modification that renews or increases the life of the option grant and thus does not result in a new measurement of compensation cost.

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

Note 6: Investment in Receivable Portfolios, Net

Prior to January 1, 2005, the Company accounted for its investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios utilizing the interest method in accordance with the provisions of SOP 03-03. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool. The effective interest rate applied to the cost basis of the pool would remain level, or “static” throughout its life unless there was an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally would be recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows would not change the effective interest rate, but would be recognized as an impairment of the cost basis of the pool, and would be reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition.

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

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Nine Months Ended September 30, 2005
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2004	$72,740	$263,139	$335,879
Revenue recognized	(10,360)	(40,060)	(50,420)
Additions on existing portfolios	11,432	26,162	37,594
Additions for current purchases	—	22,450	22,450

Balance at March 31, 2005	73,812	271,691	345,503
Revenue recognized	(9,230)	(44,289)	(53,519)
Additions on existing portfolios	1,694	10,130	11,824
Additions for current purchases	—	141,611	141,611

Ending balance at June 30, 2005	66,276	379,143	445,419
Revenue recognized, net	(6,848)	(51,238)	(58,086)
Additions on existing portfolios	2,394	15,392	17,786
Additions for current purchases	—	15,669	15,669

Ending balance at September 30, 2005	$61,822	$358,966	$420,788

During the three months ended September 30, 2005, the Company purchased receivable portfolios with a face value of $381.5 million for $14.2 million, or a purchase cost of 3.71% of face value. The Company also recorded a cost adjustment of $0.9 million representing an increase in value related to certain portfolios acquired in connection with the Jefferson Capital acquisition, resulting from the finalization of the associated purchase price allocation. The estimated collections at acquisition for these portfolios amounted to $29.8 million. During the nine months ended September 30, 2005, the Company purchased receivable portfolios with a face value of $4.6 billion for $155.6 million, or a purchase cost of 3.39% of face value. The estimated collections at acquisition for these portfolios amounted to $336.2 million.

Collections realized after the cost basis value of a portfolio has been fully recovered (Zero Basis Portfolios) are recorded as revenue (Zero Basis Revenue). During the three months ended September 30, 2005 and 2004, approximately $6.8 million and $11.9 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered. During the nine months ended September 30, 2005 and 2004, approximately $26.4 million and $36.1 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

If the amount and timing of future cash collections on a pool of receivable portfolios are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (Cost Recovery Portfolios). No revenue is accreted on Cost Recovery Portfolios. All collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. At September 30, 2005, one portfolio with a book value of $1.6 million was accounted for using the cost recovery method. This portfolio was acquired in connection with the Jefferson Capital acquisition (Note 3) and consisted primarily of bankrupt and deceased accounts. These accounts have different risk characteristics than the other portfolios acquired during the quarter and accordingly were aggregated into a separate pool.

The following table summarizes the changes in the balance of the investment in receivable portfolios during the nine months ended September 30, 2005 (in thousands, except percentages):

	For the Nine Months Ended September 30, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	152,174	2,546	—	154,720
Cost adjustment associated with finalization of Jefferson Capital purchase price allocation	1,038	(146)	—	892
Transfers of portfolios	404	(404)	—	—
Gross collections[1]	(192,086)	(756)	(25,087)	(217,929)
Basis adjustments	(1,093)	—	(1)	(1,094)
Revenue recognized[1]	136,447	—	25,088	161,535
Impairments	(859)	—	—	(859)

Balance, end of period	$233,578	$1,650	$—	$235,228

Revenue as a percentage of collections	71.0%	0.0%	100.0%	74.1%

[1]	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (the cost basis for which was fully amortized in the second quarter of 2004) was $1.3 million during the nine months ended September 30, 2005.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the nine months ended September 30, 2005 (in thousands):

Valuation Allowance
Balance at December 31, 2005	$—
Provision for impairment losses	859

Balance at September 30, 2005	$859

The Company recorded a $0.9 million provision for impairment losses during the three and nine months ended September 30, 2005. The impairment was recorded on certain pool groups acquired in 2001, 2002 and 2003 with total estimated collections to purchase price multiples ranging from 3.4 to 4.0. These pool groups have high effective interest rates and, accordingly, collection shortfalls relative to forecast during the three months ended September 30, 2005 resulted in impairments.

The Company historically has purchased portfolios of charged-off unsecured consumer credit card receivables and relatively few portfolios of charged-off unsecured consumer loans. During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 it began purchasing auto loan deficiencies, and in 2004 it began purchasing charged-off consumer telecom receivables. During the three months ended September 30, 2005, the Company began purchasing charged-off medical receivables. The Company spent $3.9 million to purchase non-credit card receivables for the three months ended September 30, 2005 and $12.1 million during the three months ended September 30, 2004. Gross collections related to all portfolios other than credit card receivables amounted to $9.0 million for the three months ended September 30, 2005 and $7.4 million for the three months ended September 30, 2004. The Company spent $7.3 million to purchase non-credit card loans during the nine months ended September 30, 2005, and $27.2 million for the nine months ended September 30, 2004. Gross collections related to all portfolios other than credit card receivables amounted to $22.6 million and $15.5 million for the nine months ended September 30, 2005 and 2004, respectively.

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Collection sites[1]	$32,676	$29,216	$99,482	$96,463
Legal collections	22,108	19,572	65,927	51,125
Collection agencies[1]	18,398	4,627	32,085	9,326
Sales	8,423	5,644	19,079	19,261
Other	2,294	845	3,586	5,126

Gross collections for the period	$83,899	$59,904	$220,159	$181,301

[1]	Collection agencies for the three and nine months ended September 30, 2005 includes collections made by the employees from Jefferson Capital through the end of the three-month transition services agreement which expired in September 2005. Collections made by these employees subsequent to the expiration of the transition services agreement are included in collection sites. Collections by Jefferson Capital employees included in collection agencies were $2.4 million and $3.4 million during the three and nine months ended September 30, 2005.

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

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2005	December 31, 2004
3.375% Convertible Senior Notes	$90,000	$—
Revolving Credit Facility	66,148	9,829
Secured Financing Facility	27,901	56,599
Secured Notes	502	139
Capital Lease Obligation	134	261

	$184,685	$66,828

3.375% Convertible Senior Notes

In September 2005, the Company issued $90.0 million of 3.375% convertible senior notes due September 19, 2010 (Convertible Notes). As part of the offering, the Company granted the underwriters of the offering an option, solely to cover over-allotments, to purchase up to an additional aggregate $10.0 million principal amount of the Convertible Notes. This option was exercised in full in October 2005. Interest on the notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006.

The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. The Convertible Notes are convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represents an initial conversion price of approximately $22.34 per share, subject to adjustment.

As issued, the Convertible Notes required physical settlement in shares of the Company’s common stock at the time of conversion. In October 2005, the Company obtained stockholder approval of a net-share settlement feature, that allows the Company to settle conversion of the notes through a combination of cash and stock. As a result of the net settlement feature, the Company will be able to substantially reduce the number of shares issuable upon conversion of the notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s stock price exceeds $22.34.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the

Convertible Notes were $3.2 million, which have been capitalized as debt issuance costs on the Company’s condensed consolidated statement of financial condition and are being amortized on an effective interest rate method over the term of the Convertible Notes.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of the Company’s common stock. A holder may convert the Convertible Notes prior to March 19, 2010 only if one or more of the following conditions are satisfied:

•	the average of the trading prices of the Convertible Notes for any five consecutive trading day period is less than 103% of the average of the conversion values of the Convertible Notes during that period;

•	the Company makes certain significant distributions to holders of the Company’s common stock;

•	the Company enters into specified corporate transactions;

•	the Company’s common stock ceases to be approved for listing on the Nasdaq National Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

Holders also may surrender their Convertible Notes for conversion anytime on or after March 19, 2010 until the close of business on the trading day immediately preceding September 19, 2010, regardless if any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of the reporting period, or during the twelve months prior to September 19, 2010, the Company would write off to expense all remaining unamortized debt issuance costs.

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to March 19, 2010, the Company may be obligated to pay an additional make whole premium with respect to the Convertible Notes so converted.

Convertible Notes Hedge Strategy

Concurrent with the sale of the Convertible Notes in September 2005, the Company purchased call options to purchase from the counterparties an aggregate of 4,029,102 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $24.6 million. The Company also sold warrants to purchase from the Company an aggregate of 3,626,192 shares of the Company’s common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $10.5 million. Taken together, the call options and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options, as issued, required physical settlement in shares. In October 2005, the Company obtained stockholder approval of a net-share settlement feature for the Convertible Notes which in turn, resulted in a modification of the call options to net-share settlement. The warrants must be settled in net shares, which means that if the market price per share of the Company’s common stock is above $29.04 per share, the Company will be required to deliver shares of its common stock representing the value of the warrants in excess of $29.04 per share.

In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (EITF No. 00-19) and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded the call options and warrants in additional paid in capital as of September 30, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

The warrants have a strike price of $29.04 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

In connection with the initial purchasers’ exercise of the $10.0 million over-allotment option in October 2005, the Company entered into additional call options and warrant agreements. Under these agreements, the Company purchased call options to purchase from the counterparties an aggregate of 447,678 shares of the Company’s common stock at a cost of $2.8 million, and sold warrants to purchase from the Company an additional aggregate of 358,142 shares of its common stock and received net proceeds from the sale of these warrants of $1.0 million. These agreements will be afforded the same accounting treatment under EITF No. 00-19 as described above.

Revolving Credit Facility

On June 30, 2004, the Company entered into a $75.0 million, three-year revolving credit facility to be utilized for the purposes of purchasing receivable portfolios and for working capital needs. On June 7, 2005, the Company replaced the $75.0 million revolving credit facility with a new $150.0 million revolving facility (Revolving Credit Facility) from the same financial institution. Effective August 1, 2005, the Company amended the Revolving Credit Facility. The amendment contained several provisions including an increase of the facility to $200.0 million, changes to certain financial covenants, the ability to increase the facility to $225.0 million, a reduction on the interest spreads and the ability to incur certain additional indebtedness.

The Revolving Credit Facility has a maturity date of June 7, 2008 and bears interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 300 basis points, depending on the Company’s leverage; or (b) the higher of (1) the federal funds rate then in effect plus a spread of 50 to 75 basis points and (2) the prime rate then in effect plus a spread that ranges from 0 to 25 basis points. The applicable margin will be adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to the Company’s consolidated statement of financial condition and results of operations. At September 30, 2005 amounts outstanding under the Revolving Credit Facility bore interest at 7.00%. The Revolving Credit Facility is secured by all assets of the Company, except for the assets of the Company’s wholly-owned subsidiary, MRC Receivables Corporation, in which the Company’s former secured lender has a first priority security interest. The Revolving Credit Facility also requires the Company to pay certain fees and expenses to the lender in connection with the related commitment letter and the Revolving Credit Facility.

The Revolving Credit Facility provides for an aggregate revolving commitment of $200.0 million, subject to borrowing base availability, with $5.0 million sub-limits for swingline loans and letters of credit. The Revolving Credit Facility borrowing base provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by (i) the purchase price multiplied by (ii) 85% less 3% per month beginning after the third complete month subsequent to purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, and (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005. At September 30, 2005 of the $200.0 million commitment, the Company’s aggregate borrowing base was $145.6 million, of which $79.5 million was available for future borrowings. This financing arrangement does not require the Company to share residual collections with the lender and may be pre-paid in full without penalty.

The terms of the Revolving Credit Facility include restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial covenants requiring maintenance of specified ratios of EBITDA to liabilities, tangible net worth to liabilities and EBIT to interest expense. Subject to certain exceptions, the dividend restriction referred to above generally provides that the Company will not, during any fiscal year, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 20% of consolidated net income for such period.

The credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants, and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the Revolving Credit Facility and declare all amounts outstanding to be immediately due and payable.

In conjunction with amending this Revolving Credit Facility, the Company incurred loan fees and other loan costs amounting to $0.3 million. These costs, together with $2.4 million of unamortized loan fees and loan costs associated with the previous facilities, will be amortized over the term of the new agreement.

Secured Financing Facility

On December 31, 2004, the Company’s $75.0 million secured financing facility (Secured Financing Facility) expired. The Secured Financing Facility was entered into on December 20, 2000 by MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity, to finance the purchase of receivable portfolios. The facility generally provided for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. The interest rate reduces by 1.0% on outstanding amounts in excess of $25.0 million. Amounts outstanding under the Secured Financing Facility bore interest at rates ranging from 8.75% to 9.75% at September 30, 2005. Notes issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has recouped its investment, the Company and the lender share the residual collections from the receivable portfolios, net of servicing fees. The sharing in residual collections continues for the entire economic life of the receivable portfolios financed using this facility, and therefore will extend substantially beyond the December

31, 2004 expiration date of the Secured Financing Facility. The Company was required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004. Most purchases during the fourth quarter of 2004 were financed under an amendment to the Secured Financing Facility that provides for a cap, as defined, on the total amount of interest owed to the lender for such borrowings.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stated interest	$778	$534	$2,678	$1,633
Contingent interest	5,034	7,802	18,607	24,851

Total interest expense	$5,812	$8,336	$21,285	$26,484

The Secured Financing Facility had a balance of $27.9 million as of September 30, 2005 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $71.7 million at that time. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Secured Notes

Secured notes represents various notes entered into by the Company and assumed by the Company in connection with the Ascension Capital acquisition. The notes are secured by various equipment and carry interest rates ranging from 7.24% to 7.50% as of September 30, 2005. The notes mature at various dates ranging from June 2006 to August 2008.

Capital Lease Obligation

The Company has a capital lease obligation for certain computer equipment. This lease obligation requires monthly payments of $17,000 through May 2006 and has an implicit interest rate of 8.8%.

Note 8: Income Taxes

The Company recorded an income tax provision of $16.0 million for the nine months ended September 30, 2005 and $11.7 million for the nine months ended September 30, 2004. The provision for income tax expense reflects tax expense at an effective rate of 40.6% for the nine months ended September 30, 2005 and an effective rate of 40.0% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%) and a provision for state taxes of 8.8%, net of a tax benefit from the effect of permanent book versus tax differences of 0.1%. For the nine months ended September 30, 2004, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8% and the effect of permanent book versus tax differences net of the reversal of the remaining reserve on deferred tax assets of 0.7%.

Note 9: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate costs for the nine months ended September 30, 2005 and 2004, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For The Nine Months Ended
	September 30, 2005		September 30, 2004
	Cost	%	Cost	%
Seller 1	$106,861	68.7%	$—	—
Seller 2	31,211	20.0%	—	—
Seller 3[1]	—	—	17,625	30.8%
Seller 4	—	—	16,430	28.7%
Seller 5	9,347	6.0%	1,840	3.2%
Seller 6	3,890	2.5%	—	—
Seller 7	—	—	3,647	6.4%
Seller 8	1,084	0.7%	2,313	4.0%
Seller 9	—	—	3,125	5.5%
Seller 10	—	—	2,571	4.5%
Other	3,220	2.1%	9,695	16.9%

	$155,613	100.0%	$57,246	100.0%
Adjustments[2]	(205)		(839)

Purchase, net	$155,408		$56,407

[1]	Purchases from Seller 3 were conducted under a forward flow arrangement that was not renewed for 2005.

[2]	Adjusted for put-backs, account recalls and replacements.

Note 10: Commitments and Contingencies

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

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (Triarc), a significant stockholder of the Company, alleging intentional and negligent interference with contractual relations. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. The complaint, which has not yet been served, seeks injunctive relief, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. The Company has recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of 15 cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Purchase Commitments

In connection with the Company’s acquisition of Jefferson Capital in June 2005 (see Note 3), the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. Future minimum purchase commitments under this agreement are as follows as of September 30, 2005 (amounts in thousands):

2005	2006	2007	2008	2009	>2009	Total

$9,056	$36,225	$36,225	$36,225	$36,225	$18,113	$172,069

The allocation of the purchase commitment above assumes that the remaining commitment as of September 2005 will be incurred ratably over the remaining term of the agreement.

Note 11: Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Debt issuance costs	$5,600	$443
Deferred court costs, net	3,041	1,769
Deferred compensation assets	5,417	2,351
Other	944	1,732

	$15,002	$6,295

Deferred court costs represent court costs incurred by the Company in connection with collection related litigation that the Company expects to recoup upon settlement of the related accounts, net of an allowance for uncollectible court costs.

Deferred compensation assets represent monies in escrow associated with the Company’s deferred compensation plan and an employment agreement established in connection with the Ascension Capital acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of and for the year ended December 31, 2004, filed with the Securities and Exchange Commission. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company claims the protection of the safe harbor of the Reform Act for forward-looking statements. See Part II—Other Information for more information regarding forward-looking statements.

Introduction

We are a systems-driven purchaser and manager of charged-off consumer receivable portfolios and provider of bankruptcy services to the finance industry. We acquire portfolios at deep discounts from their face values using our proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment.

Overview

Our business and financial results improved during the three and nine months ended September 30, 2005 as compared to the corresponding periods of the prior year. Highlights for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 are as follows:

•	Gross collections on receivable portfolios increased $24.2 million, or 40.7%, to $83.6 million

•	Revenue increased $12.7 million, or 27.3%, to $59.2 million

•	Net income increased $1.9 million, or 32.3%, to $7.8 million

Highlights for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 are as follows:

•	Gross collections on receivable portfolios increased $39.8 million, or 22.2%, to $219.3 million[1]

•	Revenue increased $31.0 million, or 23.4%, to $163.5 million

•	Net income increased $5.8 million, or 33.4%, to $23.3 million

[1]	We sold our portfolio of rewritten consumer notes during the quarter ended March 31, 2004 for $4.0 million. Gross collections during the nine months ended September 30, 2005 increased by $43.8 million or 24.9% to $219.3 million compared to gross collections of $175.5 million during the nine months ended September 30, 2004 (excluding the one-time sale of our portfolio of rewritten notes).

Our stockholders’ equity increased $15.1 million from $96.0 million as of December 31, 2004 to $111.1 million as of September 30, 2005. This increase is primarily attributable to net income of $23.3 million, issuance of common stock of $5.7 million and the sale of warrants associated with the Convertible Notes of $10.5 million, net of the purchase of call options associated with the Convertible Notes of $24.6 million. In addition, we had unrestricted cash of $10.5 million as of September 30, 2005, after borrowing $257.4 million and repaying $139.8 million in principal on our debt facilities and purchasing $155.6 million in receivable portfolios, which includes $96.6 million of receivable portfolios acquired in connection with the Jefferson Capital acquisition.

Jefferson Capital Acquisition

On June 7, 2005, we acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (“Jefferson Capital”), a subsidiary of CompuCredit Corporation for cash consideration totaling $142.9 million. As part of the acquisition, we acquired a portfolio of charged-off consumer credit card debt with a face value of approximately $2.8 billion, entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs from Jefferson Capital over a five-year period at a fixed price and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at our new collection site in St. Cloud, Minnesota in September 2005, after completion of a three-month transition services agreement with Jefferson Capital. In addition, the Company entered into a two-year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also based on a pre-set pricing schedule. To fund this transaction and to provide a source of capital for future portfolio purchases and working capital needs, we entered into a new senior secured revolving credit facility that initially provided for an aggregate revolving commitment of $150.0 million, which was subsequently increased to $200.0 million pursuant to a recent amendment. See Note 7 to the unaudited interim condensed consolidated financial statements for a further discussion of our new Revolving Credit Facility and Note 3 for a further discussion of the acquisition of certain assets from Jefferson Capital.

Ascension Capital Acquisition

On August 30, 2005, we acquired substantially all of the assets and assumed certain liabilities of Ascension Capital Group, Ltd. (Ascension Capital) for consideration totaling $19.8 million plus acquisition-related costs of $0.2 million. In addition, the Company deposited $2.0 million in an escrow in connection with the execution of a three-year employment contract with a key executive of Ascension Capital. This amount will be recognized by the Company as compensation expense ratably over three years. If the executive voluntarily departs without cause or is terminated for cause, any unapplied funds from the escrow will be returned to the Company. Based in Arlington, Texas, Ascension Capital is a provider of bankruptcy services to the finance industry. Their services include, among others, negotiating bankruptcy plans; monitoring and managing the consumer’s compliance with bankruptcy plans; and recommending courses of action to clients when there is a deviation from a bankruptcy plan. See Note 3 for a further discussion of the Ascension Capital Acquisition.

3.375% Convertible Senior Notes

In September 2005, we issued $90.0 million of 3.375% convertible senior notes due September 19, 2010 (Convertible Notes). As part of the offering, we granted the underwriters of the offering an option, solely to cover over-allotments, to purchase up to an additional aggregate $10.0 million principal amount of the Convertible Notes.

This option was exercised in full in October 2005. Interest on the notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006.

The Convertible Notes rank equally with our existing and future senior indebtedness and senior to the Company’s future subordinated indebtedness. The Convertible Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion price of $22.34 per share, subject to adjustment (equivalent to a conversion rate of approximately 44.7678 shares per $1,000 principal amount of Convertible Notes).

As issued, the Convertible Notes required physical settlement in shares of our common stock at the time of conversion. In October 2005 we obtained stockholder approval of a net-share settlement feature that allows us to settle conversion of the notes through a combination of cash and stock. As a result of the net settlement feature we will be able to substantially reduce the number of shares issuable upon conversion of the notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s stock price exceeds $22.34.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of our common stock. A holder may convert the Convertible Notes prior to March 19, 2010 only if one or more of the following conditions are satisfied:

•	the average of the trading prices of the Convertible Notes for any five consecutive trading day period is less than 103% of the average of the conversion values of the Convertible Notes during that period;

•	we make certain significant distributions to our holders of common stock;

•	we enter into specified corporate transactions;

•	our common stock ceases to be approved for listing on the Nasdaq National Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

Holders also may surrender their Convertible Notes for conversion anytime on or after March 19, 2010 until the close of business on the trading day immediately preceding September 19, 2010, regardless if any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of the reporting period, or during the twelve months prior to March 19, 2010, we would write off to expense all remaining unamortized debt issuance costs.

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to March 19, 2010, we may be obligated to pay an additional make whole premium with respect to the Convertible Notes so converted.

Convertible Note Hedge Strategy

Concurrent with the sale of the Convertible Notes in September 2005, we purchased call options to purchase from the counterparties an aggregate 4,029,102 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $24.6 million. We also sold warrants to purchase from the Company an aggregate 3,626,192 shares of our common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $10.5 million. Taken together, the convertible note hedge and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options, as issued, required physical settlement in shares. In October 2005, the Company obtained stockholder approval of a net-share settlement feature for the Convertible Notes which in turn resulted in a modification of the call options to net-share settlement. The warrants must be settled in net shares, which means that if the market price per share of our common stock is above $29.04 per share, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $29.04 per share. The warrants are generally exercisable at anytime.

In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the call options and warrants in additional paid in capital as of September 30, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in our financial statements.

In connection with the initial purchasers’ exercise of the $10.0 million overallotment option in October 2005, we entered into additional call options and warrant agreements. Under these agreements, we purchased call options to purchase from the counterparties an aggregate 447,678 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $2.8 million. We also sold warrants to purchase from the Company an additional aggregate 358,142 shares of our common stock and received net proceeds from the sale of these warrants of $1.0 million. For a further discussion of the Convertible Notes, see Note 7 to the unaudited interim condensed consolidated financial statements.

Purchasing Market Outlook

The current portfolio purchasing market remains challenging. In general, the increased competition in the purchasing market has resulted in portfolio purchases at higher prices than we have paid historically, which reduces the profitability of our business. Our recent purchase from Jefferson Capital and the five-year forward flow agreement that we entered into concurrently with the purchase, largely satisfies our purchasing goals for the remainder of 2005 and will represent a meaningful portion of our purchases in 2006 and beyond, thereby reducing the volatility of our quarterly purchases. Furthermore, we believe that our consumer level analytics and multi-disciplined approach to purchasing will allow us to continue to purchase profitable portfolios in this challenging environment.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2005		2004
Revenue
Revenue from receivable portfolios, net	$58,086	98.1%	$46,380	99.7%
Servicing fees and other related revenue	1,139	1.9%	143	0.3%

Total revenue	59,225	100.0%	46,523	100.0%

Operating expenses
Salaries and employee benefits	12,935	21.8%	11,712	25.2%
Cost of legal collections	8,975	15.2%	8,326	17.9%
Other operating expenses	3,736	6.3%	3,652	7.8%
Collection agency commissions	7,242	12.2%	1,660	3.6%
General and administrative expenses	4,186	7.1%	2,470	5.3%
Depreciation and amortization	558	0.9%	495	1.1%

Total operating expenses	37,632	63.5%	28,315	60.9%

Income before other income (expense) and income taxes	21,593	36.5%	18,208	39.1%
Other income (expense)
Interest expense	(8,468)	(14.3%)	(8,570)	(18.4%)
Other income	2	0.0%	252	0.5%

Income before income taxes	13,127	22.2%	9,890	21.2%
Provision for income taxes	(5,348)	(9.0%)	(4,008)	(8.6%)

Net income	$7,779	13.2%	$5,882	12.6%

	Nine Months Ended September 30,
	2005		2004
Revenue
Revenue from receivable portfolios, net	$162,025	99.1%	$131,903	99.6%
Servicing fees and other related revenue	1,434	0.9%	594	0.4%

Total revenue	163,459	100.0%	132,497	100.0%

Operating expenses
Salaries and employee benefits	37,910	23.2%	35,188	26.6%
Cost of legal collections	25,962	15.9%	20,529	15.5%
Other operating expenses	12,528	7.7%	10,461	7.9%
Collection agency commissions	12,728	7.8%	3,201	2.4%
General and administrative expenses	9,213	5.6%	6,277	4.7%
Depreciation and amortization	1,486	0.9%	1,412	1.1%

Total operating expenses	99,827	61.1%	77,068	58.2%

Income before other income (expense) and income taxes	63,632	38.9%	55,429	41.8%
Other income (expense)
Interest expense	(24,939)	(15.3%)	(26,829)	(20.2%)
Other income	610	0.4%	572	0.4%

Income before income taxes	39,303	24.0%	29,172	22.0%
Provision for income taxes	(15,975)	(9.8%)	(11,680)	(8.8%)

Net income	$23,328	14.2%	$17,492	13.2%

Comparison of Results of Operations

Revenue

Total revenue was $59.2 million for the three months ended September 30, 2005, an increase of $12.7 million, or 27.3%, compared to total revenue of $46.5 million for the three months ended September 30, 2004. The increase in revenue was primarily the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition and other recent purchases. The increase was offset in part by lower effective accretion rates resulting from a more competitive pricing environment and the recording of a $0.9 million impairment provision. The impairment was recorded on certain pool groups acquired in 2001, 2002 and 2003 with total estimated collections to purchase price multiples ranging from 3.4 to 4.0. These pool groups have high effective interest rates and accordingly, collection shortfalls relative to forecast during the three months ended September 30, 2005 resulted in impairments. Of the increase in revenues, $1.1 million related to bankruptcy servicing revenue associated with our acquisition of Ascension Capital. Gross collections increased $24.0 million, or 40.1%, to $83.9 million during the three months ended September 30, 2005, from $59.9 million during the three months ended September 30, 2004. This includes collections on receivable portfolios acquired in connection with the Jefferson Capital acquisition during the three months ended September 30, 2005 amounting to $21.6 million, or 22.4% of the purchase price allocated to the portfolio. Revenue from receivable portfolios as a percentage of collections on such receivable portfolios for the three months ended September 30, 2005 was 69.5% compared to 78.1% for the three months ended September 30, 2004.

Total revenue was $163.5 million for the nine months ended September 30, 2005, an increase of $31.0 million, or 23.4%, compared to total revenue of $132.5 million for the nine months ended September 30, 2004. The increase in revenue was primarily the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition and other recent purchases. These increases were offset in part by lower effective accretion rates resulting from a more competitive pricing environment and the recording of a $0.9 million impairment provision. The impairment was recorded on certain pool groups acquired in 2001, 2002 and 2003 with total estimated collections to purchase price multiples ranging from 3.4 to 4.0. These pool groups have high effective interest rates and accordingly, collection shortfalls relative to forecast during the three months ended September 30, 2005 resulted in impairments. Of the increase in revenues, $1.1 million related to bankruptcy servicing revenue associated with our acquisition of Ascension Capital. Gross collections increased $38.9 million, or 21.4%, to $220.2 million during the nine months ended September 30, 2005, from $181.3 million during the nine months ended September 30, 2004. This includes collections on receivable portfolios acquired in connection with the Jefferson Capital acquisition during the nine months ended September 30, 2005 amounting to $24.6 million, or 25.4% of the purchase price allocated to the portfolio. Revenue from receivable portfolios as a percentage of collections on such receivable portfolios for the nine months ended September 30, 2005 was 73.9% compared to 73.5% for the nine months ended September 30, 2004.

During the twelve months prior to September 30, 2005, we invested $201.7 million for portfolios with face values aggregating $5.8 billion for an average purchase price of 3.5% of face value. This is a $119.1 million increase, or 144.1%, in the amount invested compared with the $82.7 million invested during the twelve months prior to September 30, 2004 to acquire portfolios with a face value aggregating $3.1 billion for an average purchase price of 2.6% of face value. For additional information on revenue see the Supplemental Performance Data below.

Operating Expenses

Total operating expenses were $37.6 million for the three months ended September 30, 2005, an increase of $9.3 million, or 32.9%, compared to total operating expenses of $28.3 million for the three months ended September 30, 2004.

Total operating expenses were $99.8 million for the nine months ended September 30, 2005, an increase of $22.8 million, or 29.5%, compared to total operating expenses of $77.1 million for the nine months ended September 30, 2004.

Salaries and employee benefits

Total salaries and benefits increased by $1.2 million, or 10.4%, to $12.9 million during the three months ended September 30, 2005, from $11.7 million during the three months ended September 30, 2004. The increase was primarily the result of a $1.1 million increase in salaries and wages and associated payroll taxes. The increased salaries and wages resulted primarily from the addition of approximately 300 employees, 100 of which relate to the new collection site in St. Cloud, Minnesota acquired from Jefferson Capital and 200 of which relate to the Ascension Capital acquisition.

Total salaries and benefits increased by $2.7 million, or 7.7%, to $37.9 million during the nine months ended September 30, 2005 from $35.2 million during the nine months ended September 30, 2004. The increase was primarily the result of a $1.5 million increase in salaries and wages and associated payroll taxes and a $0.6 million increase in bonus expense. The increase resulted primarily from the addition of approximately 300 employees, 100 of which relate to the new collection site in St. Cloud, Minnesota acquired from Jefferson Capital and 200 of which relate to the Ascension Capital acquisition.

Cost of legal collections

These costs primarily represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The cost of legal collections increased $0.7 million, or 7.8%, to $9.0 million during the three months ended September 30, 2005, as compared to $8.3 million during the three months ended September 30, 2004. The increase in the cost of legal collections was primarily the result of a $2.5 million, or 13.0%, increase in gross collections through our legal channel. Total gross collections through this channel amounted to $22.1 million during the three months ended September 30, 2005, compared to $19.6 million during the three months ended September 30, 2004. Cost of legal collections decreased as a percent of gross collections through this channel to 40.6% during the three months ended September 30, 2005, from 42.5% during the three months ended September 30, 2004.

The cost of legal collections increased $5.4 million, or 26.5%, to $26.0 million during the nine months ended September 30, 2005 as compared to $20.5 million during the nine months ended September 30, 2004. The increase in the cost of legal collections was primarily the result of a $14.8 million, or 29.0%, increase in gross collections through our legal channel. Total gross collections through this channel amounted to $65.9 million during the nine months ended September 30, 2005 compared to $51.1 million collected during the nine months ended September 30, 2004. Cost of legal collections decreased as a percent of gross collections through this channel to 39.4% during the nine months ended September 30, 2005, from 40.2% during the nine months ended September 30, 2004.

Other operating expenses

Other operating expenses amounted to $3.7 million during the three months ended September 30, 2005, and were substantially the same as the three months ended September 30, 2004. Other operating expenses increased $2.1 million, or 19.8%, to $12.5 million during the nine months ended September 30, 2005 from $10.5 million during the nine months ended September 30, 2004. The increase during the nine months ended September 30, 2005 primarily reflects increases in the cost of direct mail campaigns and an increase in data acquisition fees. The cost of direct mail campaigns increased $0.8 million, or 19.3%, to $5.1 million during the nine months ended September 30, 2005 compared to $4.3 million during the nine months ended September 30, 2004, primarily as a result of increased mail volume. Data acquisition fees increased approximately $0.4 million primarily as a result of our analysis of receivable portfolios acquired from Jefferson Capital. In addition, the Ascension Capital acquisition contributed $0.3 million to the overall increase.

Collection agency commissions

These expenses are commissions we pay to third party collection agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

During the three months ended September 30, 2005, we incurred $7.2 million in commissions to third party collection agencies, or 39.4% of the related gross collections of $18.4 million, compared to $1.7 million in commissions, or 35.9% of the related gross collections of $4.6 million during the three months ended September 30, 2004. The increase in commissions is consistent with the increase in collections through this channel. The increase in the commission rate as a percentage of the related gross collections reflects a shift in the mix of accounts collected by third party collection agencies from a greater proportion of freshly charged-off accounts during the three months ended September 30, 2004 to a lesser proportion of freshly charged-off accounts during the three months ended September 30, 2005.

During the nine months ended September 30, 2005, we incurred $12.7 million in commissions to third party collection agencies, or 39.7% of the related gross collections of $32.1 million compared to $3.2 million in commissions, or 34.3% of the related gross collections of $9.3 million during the nine months ended September 30, 2004. The increase in commissions is consistent with the increase in collections through this channel. The increase in the commission rate as a percentage of the related gross collections reflects a shift in the mix of accounts collected by third party collection agencies from a greater proportion of freshly charged-off accounts during the nine months ended September 30, 2004 to a lesser proportion of freshly charged-off accounts during the nine months ended September 30, 2005.

General and administrative expenses

General and administrative expenses increased $1.7 million, or 69.5%, to $4.2 million during the three months ended September 30, 2005, from $2.5 million during the three months ended September 30, 2004. The increase was primarily the result of a $1.5 million increase in legal costs relating to litigation defense and other corporate matters and a $0.2 million increase in rent expense due to the relocation of our San Diego operations to a larger facility.

General and administrative expenses increased $2.9 million, or 46.8%, to $9.2 million during the nine months ended September 30, 2005, from $6.3 million during the nine months ended September 30, 2004. The increase was primarily a result of a $2.6 million increase in legal costs relating to litigation defense and other corporate matters and a $0.6 million increase in rent expense due to the relocation of our San Diego operations to a larger facility. These increases were offset in part by a decrease in insurance expense of approximately $0.5 million resulting primarily from a decrease in our workers compensation reserves.

Depreciation and amortization

Depreciation expense remained relatively consistent at $0.6 million for the three months ended September 30, 2005, compared to $0.5 million for the three months ended September 30, 2004.

Depreciation expense remained relatively consistent at $1.5 million for the nine months ended September 30, 2005 compared to $1.4 million for the nine months ended September 30, 2004.

Interest expense

Interest expense decreased $0.1 million, or 1.2%, to $8.5 million during the three months ended September 30, 2005, from $8.6 million during the three months ended September 30, 2004.

Interest expense decreased $1.9 million, or 7.0%, to $24.9 million during the nine months ended September 30, 2005 from $26.8 million during the nine months ended September 30, 2004.

The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility, offset in part by increases in interest expense due to increased borrowings on our Revolving Credit Facility and Convertible Notes and associated amortization of loan fees and other loan costs.

The following tables summarize our interest expense (in thousands, except percentages):

	For the Three Months Ended September 30,
	2005	2004	$ Change	% Change
Stated interest on debt obligations	$3,096	$655	$2,441	372.7%
Amortization of loan fees and other loan costs	338	113	225	199.1%
Contingent interest	5,034	7,802	(2,768)	(35.5%)

Total interest expense	$8,468	$8,570	$(102)	(1.2%)

	For the Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Stated interest on debt obligations	$5,705	$1,838	$3,867	210.4%
Amortization of loan fees and other loan costs	627	140	487	347.9%
Contingent interest	18,607	24,851	(6,244)	(25.1%)

Total interest expense	$24,939	$26,829	$(1,890)	(7.0%)

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

As of September 30, 2005, $27.9 million in principal remained outstanding on our Secured Financing Facility with $17.6 million accrued for Contingent Interest. See Note 7 to the unaudited interim condensed consolidated financial statements for more discussion on our Secured Financing Facility and Contingent Interest.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 7 to the unaudited interim condensed consolidated financial statements for more discussion of our Revolving Credit Facility.

Other income and expense

Other income decreased by $0.3 million during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, primarily as a result of lower interest income due to lower balances of invested cash.

Other income remained relatively consistent at $0.6 million for each of the nine months ended September 30, 2005 and 2004.

Provision for income taxes

During the three months ended September 30, 2005, we recorded an income tax provision of $5.3 million, reflecting an effective rate of 40.7% of pretax income. For the three months ended September 30, 2004, we recorded an income tax provision of $4.0 million, reflecting an effective rate of 40.5% of pretax income.

During the nine months ended September 30, 2005, we recorded an income tax provision of $16.0 million, reflecting an effective rate of 40.6% of pretax income. For the nine months ended September 30, 2004, we recorded an income tax provision of $11.7 million, reflecting an effective rate of 40.0% of pretax income.

The decrease in our effective tax rate was the result of permanent book versus tax deductions related to our Convertible Notes offset by increases in federal and state taxes applicable to us as a result of higher taxable income and the changing mix of state taxability and related apportionment factors. See Note 8 to the unaudited interim condensed consolidated financial statements for more discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Purchase Price[1]		Cumulative Collections through September 30, 2005
			<1999[4]	1999	2000	2001	2002	2003	2004	2005	Total[2]	CCM[3]
<1999	$41,117	[4]	$34,690	$27,013	$26,926	$22,545	$15,007	$7,546	$4,202	$1,593	$139,522	3.4
1999	48,712		—	7,864	21,299	19,174	16,259	11,508	8,654	4,137	88,895	1.8
2000	6,153		—	—	5,489	7,172	4,542	4,377	2,293	1,066	24,939	4.1
2001	38,189		—	—	—	21,197	54,184	33,072	28,551	16,883	153,887	4.0
2002	61,503		—	—	—	—	48,322	70,227	62,282	36,649	217,480	3.5
2003	88,557		—	—	—	—	—	59,038	86,958	55,945	201,941	2.3
2004	102,182		—	—	—	—	—	—	39,400	62,629	102,029	1.0
2005	155,408		—	—	—	—	—	—	—	40,377	40,377	0.3

Total	$541,821		$34,690	$34,877	$53,714	$70,088	$138,314	$185,768	$232,340	$219,279	$969,070	1.8

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.

[2]	Cumulative collections from inception through September 30, 2005.

[3]	Cumulative Collections Multiple (“CCM”)—collections to date as a multiple of purchase price.

[4]	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[3]	$139,522	$1,746	$141,268	3.4
1999	48,712		88,895	6,293	95,188	2.0
2000	6,153		24,939	1,469	26,408	4.3
2001	38,189		153,887	29,926	183,813	4.8
2002	61,503		217,480	69,541	287,021	4.7
2003	88,557		201,941	113,014	314,955	3.6
2004	102,182		102,029	134,647	236,676	2.3
2005	155,408		40,377	299,380	339,757	2.2

Total	$541,821		$969,070	$656,016	$1,625,086	3.0

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.

[2]	Cumulative collections from inception through September 30, 2005.

[3]	From inception to December 31, 1998.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of September 30, 2005 (in thousands, except percentages):

Purchase Period	Unamortized Balance as of September 30, 2005	Purchase Price[1]	Unamortized Balance as a Percentage of Purchase Price[2]	Unamortized Balance as a Percentage of Total
2001	$1,990	$38,189	5.2%	0.8%
2002	11,054	61,503	18.0%	4.7%
2003	20,576	88,557	23.2%	8.7%
2004	58,939	102,182	57.7%	25.1%
2005[3]	142,669	155,408	91.8%	60.7%

Totals	$235,228	$445,839	52.8%	100.0%

[1]	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

[2]	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of accounts that occurred at the time of purchase.

[3]	Includes only nine months of activity through September 30, 2005.

Collections by Channel

During the three and nine months ended September 30, 2005 and 2004, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Collection sites[2]	$32,676	$29,216	$99,482	$96,463
Legal collections	22,108	19,572	65,927	51,125
Collection agencies[2]	18,398	4,627	32,085	9,326
Sales	8,423	5,644	19,079	19,261	[1]
Other	2,294	845	3,586	5,126

Gross collections	$83,899	$59,904	$220,159	$181,301

[1]	Sales for the nine months ended September 30, 2004 includes the sale of our portfolio of rewritten consumer notes for $4.0 million.

[2]	Collection agencies for the three and nine months ended September 30, 2005 includes collections made by the employees from Jefferson Capital through the end of the three-month transition services agreement which expired in September 2005. Collections made by these employees subsequent to the expiration of the transition services agreement are included in collection sites.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended September 30, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$243,531	$2,539	$—	$246,070
Purchases of receivable portfolios	14,151	—	—	14,151
Cost adjustment associated with finalization of Jefferson Capital purchase price allocation	1,038	(146)	—	892
Transfers of portfolios	—	—	—	—
Gross collections[1]	(76,025)	(743)	(6,468)	(83,236)
Basis adjustments	(356)	—	—	(356)
Revenue recognized[1]	52,098	—	6,468	58,566
Impairments	(859)	—	—	(859)

Balance, end of period	$233,578	$1,650	$—	$235,228

Revenue as a percentage of collections	68.5%	0.0%	100.0%	70.4%

	For the Three Months Ended September 30, 2004
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$91,515	$40	$—	$91,555
Purchases of receivable portfolios	20,966	—	—	20,966
Transfers of portfolios	—		—	—
Gross collections[1]	(47,451)	(36)	(10,722)	(58,209)
Basis adjustments	(213)	—	(3)	(216)
Revenue recognized[1]	34,461	—	10,725	45,186

Balance, end of period	$99,278	$4	$—	$99,282

Revenue as a percentage of collections	72.6%	0.0%	100.0%	77.6%

	For the Nine Months Ended September 30, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	152,174	2,546	—	154,720
Cost adjustment associated with finalization of Jefferson Capital purchase price allocation	1,038	(146)	—	892
Transfers of portfolios	404	(404)	—	—
Gross collections[1]	(192,086)	(756)	(25,087)	(217,929)
Basis adjustments	(1,093)	—	(1)	(1,094)
Revenue recognized[1]	136,447	—	25,088	161,535
Impairments	(859)	—	—	(859)

Balance, end of period	$233,578	$1,650	$—	$235,228

Revenue as a percentage of collections	71.0%	0.0%	100.0%	74.1%

	For the Nine Months Ended September 30, 2004
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$87,249	$1,887	$—	$89,136
Purchases of receivable portfolios	57,246	—	—	57,246
Transfers of portfolios	1,173	(1,173)	—	—
Gross collections[1]	(141,337)	(695)	(34,086)	(176,118)
Basis adjustments	(817)	(15)	(33)	(865)
Revenue recognized[1]	95,764	—	34,119	129,883

Balance, end of period	$99,278	$4	$—	$99,282

Revenue as a percentage of collections	67.8%	0.0%	100.0%	73.7%

[1]	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.4 million and $1.4 million during the three and nine months ended September 30, 2005, respectively. During the three months ended September 30, 2004, gross collections and revenue related to the retained interest were $1.2 million. During the nine months ended September 30, 2004, gross collections and revenue related to the retained interest were $3.2 million and $2.0 million, respectively.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 (in thousands, except percentages):

	For The Three Months Ended September 30,
Variance Component	2005	2004	Change	Revenue Variance
Average portfolio balance	$238,743	$99,058	$139,685	$48,595
Weighted average effective interest rate[1]	85.8%	139.2%	(53.3%)	(31,817)
Zero basis revenue	$6,848	$11,920		(5,072)

Total variance				$11,706

	For The Nine Months Ended September 30,
Variance Component	2005	2004	Change	Revenue Variance
Average portfolio balance	$187,442	$89,313	$98,129	$105,232
Weighted average effective interest rate[1]	96.4%	143.0%	(46.6%)	(65,425)
Zero basis revenue	$26,438	$36,123		(9,685)

Total variance				$30,122

[1]	For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

Revenue Trends

Our revenue is primarily comprised of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools with a cost basis that has not been fully amortized. Revenue from receivable portfolios with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (SOP 03-03), which is discussed below.

Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the nine months ended September 30, 2005, $26.4 million was recognized as zero basis revenue, a $9.7 million decrease from the $36.1 million recognized during the nine months ended September 30, 2004. The revenue from these portfolios is expected to decline in future quarters as collections from these portfolios diminish.

Our revenue to gross collections percentage on our receivable portfolios was 74.1% during the nine months ended September 30, 2005 compared to a life-to-date revenue to collections percentage on our receivable portfolios of

71.0%. The higher revenue to collections percentage during the quarter is the result of the impact of our collection forecast revaluations implemented in past periods, which increased the collection forecasts for many of our older portfolios, thus increasing the internal rates of returns for those pools. This was partially offset by lower revenue to collections percentages on recently acquired receivable portfolios resulting from a more competitive pricing environment. See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion on our investment in receivable portfolios. The proportion of zero basis portfolios and our older higher yielding portfolios will decrease in the future and accordingly the quarterly revenue to collections percentage is expected to decline in future periods.

The graph below depicts the quarterly revenue to collections percentage and the life-to-date revenue to collections percentage for our receivable portfolios.

Percentage of Revenue to Gross Collections

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

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2002	331	$717,822	$13,145
Q2 2002	386	514,591	10,478
Q3 2002	752	981,471	21,002
Q4 2002	380	591,504	17,900
Q1 2003	380	589,356	18,803
Q2 2003	982	1,177,205	26,270
Q3 2003	341	640,197	19,350
Q4 2003	332	881,609	25,411
Q1 2004	400	786,398	17,248
Q2 2004	296	758,877	19,031
Q3 2004	365	721,237	20,967
Q4 2004	530	1,195,090	46,128
Q1 2005	513	530,047	19,523
Q2 2005[1]	2,773	3,675,277	121,939
Q3 2005[2]	434	381,508	14,151

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.

[2]	Purchase price for Q3 2005 includes a $2.3 million allocation of the forward flow asset.

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Credit card	$10,262	$8,840	$148,269	$30,021
Other	3,889	12,127	7,344	27,225

	$14,151	$20,967	$155,613	$57,246

Purchase Concentrations

The following table summarizes the concentration of our purchases by seller, by year, sorted by total aggregate cost for the periods presented (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	Q3 YTD 2005		2004		2003		2002		2001		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$106,861	68.7%	$—	—	$—	—	$—	—	$—	—	$106,861	23.7%
Seller 2[2]	—	—	20,454	19.8%	30,420	33.9%	20,223	32.3%	13,222	33.9%	84,319	18.7%
Seller 3	31,211	20.0%	21,300	20.6%	—	—	—	—	—	—	52,511	11.7%
Seller 4	—	—	1,647	1.6%	23,614	26.3%	5,214	8.3%	2,463	6.3%	32,938	7.3%
Seller 5	—	—	—	—	3,862	4.3%	23,463	37.5%	2,292	5.9%	29,617	6.6%
Seller 6	—	—	17,624	17.0%	—	—	—	—	—	—	17,624	3.9%
Seller 7	—	—	15,063	14.6%	—	—	—	—	—	—	15,063	3.4%
Seller 8	9,347	6.0%	3,865	3.7%	—	—	—	—	—	—	13,212	2.9%
Seller 9	—	—	—	—	—	—	3,780	6.0%	8,871	22.7	12,651	2.8%
Seller 10	—	—	—	—	9,458	10.5%	—	—	—	—	9,458	2.1%
Other	8,194	5.3%	23,421	22.7%	22,480	25.0%	9,845	15.7%	12,182	31.2%	76,122	16.9%

	155,613	100.0%	103,374	100.0%	89,834	100.0%	62,525	100.0%	39,030	100.0%	450,376	100.0%

Adjustments[1]	(205)		(1,192)		(1,277)		(1,022)		(841)		(4,537)

Cost, net	$155,408		$102,182		$88,557		$61,503		$38,189		$445,839

[1]	Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.

[2]	Purchases from Seller 2 were conducted under a forward flow arrangement. As announced in our press release dated January 11, 2005, this arrangement was not renewed for 2005.

Note: The table above presents purchase cost by seller over the four-year period presented ending December 31, 2004, and for the nine months ended September 30, 2005. See Note 9 to the unaudited interim condensed consolidated financial statements that presents purchase cost by seller over the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, tax payments, the payment of interest, the repayment of principal on borrowings and the acquisition of businesses. Our operating performance has resulted in an increase in stockholders’ equity to $111.1 million as of September 30, 2005, from $96.0 million as of December 31, 2004, and $89.7 million as of September 30, 2004. In addition, we had an unrestricted cash balance of $10.5 million as of September 30, 2005, after borrowing $257.4 million and repaying $139.8 million in principal on our debt facilities and purchasing $155.6 million in receivable portfolios, which includes $96.6 million of receivable portfolios acquired in connection with the Jefferson Capital acquisition.

On June 7, 2005, we acquired certain assets of Jefferson Capital for $142.9 million, which was funded primarily by our $200.0 million Revolving Credit Facility. This facility will be used for future receivable portfolio purchases and for working capital needs. At September 30, 2005, of the $200.0 million commitment, our aggregate borrowing base was $145.6 million, of which $79.5 million was available for future borrowings. See Note 3 of our unaudited interim condensed consolidated financial statements for a discussion of the acquisition of certain assets from Jefferson Capital.

On August 30, 2005, we acquired substantially all of the assets and assumed certain liabilities of Ascension Capital Group, Ltd. (Ascension Capital) for consideration totaling $21.8 million plus acquisition-related costs of $0.2 million. Based in Arlington, Texas, Ascension Capital is a provider of bankruptcy services to the finance industry. Their services include, among others, negotiating bankruptcy plans; monitoring and managing the consumer’s compliance with bankruptcy plans; and recommending courses of action to clients when there is a deviation from a bankruptcy plan.

In September 2005, we issued $90.0 million of 3.375% convertible senior notes due September 19, 2010 (Convertible Notes). Proceeds from the Convertible Notes were used to pay down approximately $73.2 million of outstanding indebtedness on the Revolving Credit Facility. As part of the offering, we granted the initial purchasers’ of the Convertible Notes an option, solely to cover over-allotments, to purchase up to an additional aggregate $10.0 million principal amount of the Convertible Notes. This option was exercised in full in October 2005. Interest on the notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006.

As issued, the Convertible Notes required physical settlement in shares of our common stock at the time of conversion. In October 2005, we obtained stockholder approval of a net-share settlement feature, that allows us to settle conversion of the notes through a combination of cash and stock. As a result of the net settlement feature we will be able to substantially reduce the number of shares issuable upon conversion of the notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s stock price exceeds $22.34.

Concurrent with the sale of the Convertible Notes in September 2005, we purchased call options to purchase from counterparties an aggregate of 4,029,102 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $24.6 million. We also sold warrants to purchase from the Company an aggregate of 3,626,192 shares of our common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $10.5 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share.

In connection with the initial purchasers’ exercise of the $10.0 million overallotment option in October 2005, we entered into additional call options and warrant agreements. Under these agreements, we purchased call options to sell an aggregate of 447,678 shares of the Company’s common stock at a cost of $2.8 million, and sold warrants to purchase an additional aggregate of 358,142 shares of our common stock and received net proceeds from the sale of these warrants of $1.0 million. For a further discussion of the Convertible Notes and the Revolving Credit Facility, see Note 7 to the unaudited interim condensed consolidated financial statements.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$24,182	$23,254
Net cash used in investing activities	(121,909)	(6,389)
Net cash provided by (used in) financing activities	98,455	(7,346)

On December 31, 2004 our Secured Financing Facility expired. However, Contingent Interest payments related to our residual collections sharing arrangement with the lender will extend into the future. See Note 7 to the unaudited interim condensed consolidated financial statements for additional discussion of our Secured Financing Facility and Contingent Interest. All of our portfolio purchases will now be funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 7 to the unaudited interim condensed consolidated financial statements for more discussion on our Revolving Credit Facility.

Operating Cash Flows

Net cash provided by operating activities was $24.2 million for the nine months ended September 30, 2005, and $23.3 million for the nine months ended September 30, 2004. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the nine months ended September 30, 2005 grew $38.9 million, or 21.4%, to $220.2 million from $181.3 million for the nine months ended September 30, 2004. Gross collections increased $42.9 million, or 24.2%, compared to gross collections during the nine months ended September 30, 2004, excluding the sale of our rewritten note portfolio that occurred during the quarter ended March 31, 2004.

The increase in gross collections was offset by increases in cash based operating expenses and increases in the payment of interest. Total cash basis operating expenses were $94.2 million for the nine months ended September 30, 2005, compared to $74.6 million for the nine months ended September 30, 2004. The increase was primarily volume-related, driven by our collection growth, excluding the sale of our rewritten consumer notes, as well as increases in rent expense, cost of corporate compliance, and litigation defense costs. Interest payments were $27.1 million for the nine months ended September 30, 2005, and $19.2 million for the nine months ended September 30, 2004. The increase in interest payments was primarily the result of contingent interest payments related to our residual collections sharing arrangement for portfolios financed by our Secured Financing Facility and borrowings under the Revolving Credit Facility used to fund the Jefferson Capital acquisition. See Management’s Discussion and Analysis for a detailed discussion of operating and interest expenses.

Investing Cash Flows

Net cash used in investing activities was $121.9 million for the nine months ended September 30, 2005, and $6.4 million for the nine months ended September 30, 2004.

The cash flows used in investing activities for the nine months ended September 30, 2005 are primarily related to our acquisition of certain assets of Jefferson Capital for $142.9 million which included $96.6 million of receivable portfolios, additional receivable portfolio purchases of $56.7 million and our acquisition of Ascension Capital of which $16.0 million of the total consideration consisted of cash. In addition, the Company deposited $2.0 million in an escrow in connection with the execution of a three-year employment contract with a key executive of Ascension Capital. These cash outflows were offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $56.4 million. The cash flows used in investing activities for the nine months ended September 30, 2004 are primarily related to receivable portfolio purchases of $57.2 million offset in part by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $47.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.9 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Financing Cash Flows

Net cash provided by financing activities was $98.5 million for the nine months ended September 30, 2005. Net cash used in financing activities was $7.3 million for the nine months ended September 30, 2004.

Cash provided by financing activities for the nine months ended September 30, 2005 reflects $167.4 million in borrowings under line of credit agreements of which $142.9 million was used to fund the Jefferson Capital acquisition, proceeds from the issuance of Convertible Notes of $90.0 million and the sale of $10.5 million of warrants, offset by $139.8 million in repayment of debt principal, the purchase of $24.6 million of call options and the payment of $5.6 million of debt issuance costs. For the nine months ended September 30, 2004, we financed $37.3 million to fund new portfolio purchases and repaid $44.1 million of principal.

Conclusion

We are in compliance with all covenants under our financing arrangements, and we have achieved fifteen consecutive quarters of positive net income. Although we may require additional debt or equity financing depending on the volume of our portfolio purchases or if we were to consummate significant acquisitions during the next twelve months, we believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $10.5 million as of September 30, 2005, and available borrowings under our Revolving Credit Facility, to fund existing operations for at least the next twelve months.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2 –3 Years	4 – 5 Years	More Than 5 Years
Capital lease obligations	$134	$134	$—	$—	$—
Operating leases	10,686	1,234	2,634	1,954	4,864
Employment agreements	1,324	782	542	—	—
Secured Note	502	280	222	—	—
Secured Financing Facility	27,901	13,348	14,553	—	—
Revolving Credit Facility	66,148	—	66,148	—	—
3.375% Convertible Senior Notes	90,000	—	—	90,000	—
Portfolio forward flow agreement	172,069	36,225	72,450	63,394	—

Total contractual cash obligations	$368,764	$52,003	$156,549	$155,348	$4,864

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivable portfolios. However, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. The table reflects the repayment of the loans under the Secured Financing Facility based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. Our Revolving Credit Facility has a term of three years and to the extent that a balance is outstanding on our line of credit, it would be due in June 2008. The outstanding balance on our line of credit as of September 30, 2005 was $66.1 million. The portfolio forward flow agreement represents estimated payments under a five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 7 to our unaudited interim condensed consolidated financial statements. For additional information on purchase commitments see Note 10 to our unaudited interim condensed consolidated financial statements.

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

Based on their most recent evaluation, which was completed as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the nine months ended September 30, 2005, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective. There were no significant changes during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

On August 30, 2005, the Company completed the acquisition of Ascension Capital Group, Ltd. We are in the process of integrating the Ascension operations and will be conducting control reviews pursuant to the Sarbanes-Oxley Act of 2002. Given the time required to integrate internal controls into these operations, we expect that this effort will continue during the remainder of fiscal 2005 and into fiscal 2006. Therefore, Ascension will be excluded from the Company’s fiscal 2005 internal control assessment. Other than the changes resulting from the Ascension acquisition, there have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting. See Note 3 to our unaudited interim condensed consolidated financial statements included in Part I for discussion of the acquisition and related financial data.

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

The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

•	Our quarterly operating results may fluctuate and cause our stock price to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms for us to be successful;

•	We may not be successful at acquiring and collecting on portfolios consisting of new types of receivables;

•	We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;

•	The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues if we do not achieve the collections forecasted by our model;

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	High financing costs currently have an adverse effect on our earnings;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may require additional debt or equity financing to fund our portfolio purchases or business acquisitions;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our accounting, and our earnings will be reduced if actual results are less than estimated;

•	We recently were required to change how we account for under-performing receivable portfolios, which will have an adverse effect on our earnings;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	We are subject to ongoing risks of litigation, including individual or class actions under securities, consumer credit, collections, employment and other laws;

•	Unfavorable interpretation of existing laws or adverse developments in ongoing litigation;

•	The passage of new state or federal legislation restricting collection activities or increasing the cost of doing business;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We may not be able to manage our growth effectively;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	Recent legislative actions and proposed regulations will require corporate governance initiatives, which may be difficult and expensive to implement and maintain;

•	The failure of our technology and phone systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely;

•	Our results of operations may be materially affected if bankruptcy filings increase; and

•	We have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest.

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

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc., a significant stockholder of the Company, alleging intentional and negligent interference with contractual relations. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. The complaint, which has not yet been served, seeks injunctive relief, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to us, and we accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. We believe the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, we do not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

The FDCPA and comparable state statutes may result in class action lawsuits, which can be material to our business due to the remedies available under these statutes, including punitive damages. We recently have experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. We are aware of 15 cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. We believe that these cases are without merit and intend to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On October 28, 2005, the Company held a Special Meeting of Stockholders to approve the net share settlement feature of the Company’s 3.375% Convertible Senior Notes due September 19, 2010. At the Special Meeting, the stockholders approved the net share settlement feature, the votes being as follows:

Votes For	Votes Against	Abstentions	Nonvotes
17,501,006	20,342	350	0

Item 6.	Exhibits

1.1	Purchase Agreement, dated as of September 13, 2005, by and among Encore Capital Group, Inc. and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 19, 2005)

4.1	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.2	Form of 3.375% Convertible Senior Notes due 2010. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.1	Amendment No. 1, dated as of August 1, 2005, to the Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.2	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.3	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.4	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.5	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.6	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.7	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.8	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.9	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.10	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on

Form 8-K filed on October 6, 2005)

10.11	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith)

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

Date: November 3, 2005