Form 10-K
period 2005-12-31
ENCORE CAPITAL GROUP INC
filed 2006-03-15
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-26489

ENCORE CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8875 Aero Drive, Suite 200, San Diego, CA	92123
(Address of Principal Executive Offices)	(Zip Code)

(877) 445-4581

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

(Title of Class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 15,876,369 shares was $269,898,273 at June 30, 2005 based on the closing price of the Common Stock of $17.00 per share on such date, as reported by the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding at February 20, 2006 was 22,671,314.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of shareholder to be held in 2006, are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

PART I

Item 1—Business

An Overview of Our Business

Nature of Business

Encore Capital Group, Inc. together with its subsidiaries (“Encore” or the “Company”) is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and provider of bankruptcy services to the finance industry. Encore acquires portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment. The receivable portfolios we purchase consist primarily of unsecured, charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties.

We have been in the collection business for 52 years and started purchasing portfolios for our own account approximately 15 years ago. We purchase charged-off credit card receivables and, to a lesser extent, other consumer receivables, including auto loan deficiencies, general consumer loans, telecom and medical receivables. From our inception through December 31, 2005, we have invested over $582.9 million to acquire 14.2 million consumer accounts with a face value of approximately $22.1 billion.

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

We evaluate each portfolio for purchase using our proprietary valuation and underwriting processes developed by our in-house team of statisticians. Unlike many of our competitors which we believe often base their purchase decisions primarily on numerous aggregated portfolio-level factors, including the lender/originator, the type of receivables to be purchased, or the number of collection agencies the accounts have been placed with previously, we base our purchase decisions primarily on our analysis of the specific accounts included in a portfolio. Based upon this analysis, we determine a value for each account, which we aggregate to produce a valuation of the entire portfolio. We believe this capability allows us to perform more accurate valuations of receivable portfolios. In addition, we have successfully applied this methodology to other types of receivables, such as auto loan deficiencies and consumer loans.

After we purchase a portfolio, we continuously refine our analysis of the accounts to determine the best strategy for collection. As with our purchase decisions, our collection strategies are based on account level criteria. Our collection strategies include:

•	outbound calling, driven by proprietary predictive software, by our own sizable collection workforce located at our three call centers;

•	the use of a nationwide network of collection attorneys to pursue legal action where appropriate;

•	the use of multiple third party collection agencies;

•	direct mail campaigns coordinated by our in-house marketing group;

•	the transfer of accounts to a credit card provider, generating a payment to us; and

•	the sale of accounts where appropriate.

On August 30, 2005, we acquired substantially all of the assets and assumed certain liabilities of Ascension Capital Group, Ltd. (“Ascension Capital”) for consideration totaling approximately $20.8 million plus acquisition-related costs of approximately $0.2 million. Based in Arlington, Texas, Ascension Capital is a provider of bankruptcy services to the finance industry. Their services include, among others, negotiating bankruptcy plans, monitoring and managing the consumer’s compliance with bankruptcy plans, and recommending courses of action to clients when there is a deviation from a bankruptcy plan.

On June 7, 2005, we acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (“Jefferson Capital”), a subsidiary of CompuCredit Corporation for cash consideration totaling $142.9 million. We also entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs form Jefferson Capital and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at our new collection site in St. Cloud, Minnesota. In addition, we entered into a two-year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also based on a pre-set pricing schedule.

Investors wishing to obtain more information about Encore Capital Group, Inc. may access our Internet site (www.encorecapitalgroup.com) that allows access to relevant investor related information, free of charge, such as Securities and Exchange Commission (“SEC”) filings, analyst coverage and earnings estimates, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our website as soon as reasonably practicable after being filed with or furnished to the SEC.

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

Account-Based Portfolio Valuation. We analyze each account within a portfolio presented to us for purchase to determine the likelihood and expected amount of payment. We utilize an internally developed valuation process based on a set of proprietary statistical models that predict behavior at the consumer level. Individual consumer characteristics are weighted according to the models, the expectations for each account are then aggregated to arrive at a portfolio-level liquidation assessment and a valuation for the entire portfolio is made. Our valuations are derived in large part from information accumulated on approximately 11.7 million accounts acquired since mid-2000, supplemented by external data purchased from data providers.

Dynamic Collections Approach. Over the past several years, we have dramatically reduced our dependence on general outbound calling by expanding our collection strategies. Moreover, because the status of individual debtors changes continually, once each quarter we re-analyze all of our accounts with refreshed external data, which we supplement with information gleaned from our own collection efforts. We change our collection method for each account accordingly.

Experienced Management Team. Our management team has considerable experience in financial, banking, consumer, collections and other industries. We believe that the expertise of our executives obtained by managing in other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with the increased use of technology and statistical analysis.

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

Leverage Expertise in New Markets. We believe that our internally developed underwriting and collection processes can be extended to a variety of charged-off consumer receivables in addition to charged-off credit card receivables. We intend to continue to leverage our valuation, underwriting and collection processes to other charged-off receivable markets, including auto loan deficiencies, telecom, medical and general consumer loans. To date, our purchases of auto loan deficiencies, telecom and general consumer loans have generally performed to expectations.

Continue to Build Our Data Management and Analysis Capabilities. We are continually improving our technology platform and our pricing, underwriting and collection processes through software development, statistical analysis and experience.

Consider Complementary Acquisitions. We intend to actively pursue acquisitions of complementary companies to expand into new markets, add capacity in our current business, or leverage our knowledge of the distressed consumer.

Acquisition of Receivables

Typically, receivable portfolios are offered for sale through a general auction, “forward-flow” contract or direct negotiation. A “forward-flow” contract is a commitment to purchase a defined volume of accounts from a seller for a period of typically 3 to 12 months, though such commitments can extend up to several years. We believe long-term success is achieved by combining a diverse sourcing approach with an account level scoring methodology and a disciplined evaluation process.

Identify purchase opportunities. We employ a team of sales professionals who maintain relationships with the largest credit grantors in the United States. Their role is to identify purchase opportunities and secure, if possible, exclusive negotiation rights for Encore.

Analyze paper—account level analytics. Once a portfolio acquisition is identified, our internal modeling team analyzes information provided by the seller and other external sources, if appropriate, to determine the expected value of each potential new consumer. The expected value of each individual consumer is aggregated into a total portfolio value. We will remain focused on making purchasing decisions based on sound quantitative and qualitative analysis.

Collection Strategies

We expand upon the insights created during our purchasing process when building account management strategies. Our proprietary consumer level collectability analysis is the primary determinant of whether an account is actively worked post-purchase. Throughout our ownership period, we continuously refine this analysis to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•

Call Centers. We maintain inbound and outbound collection call centers in San Diego, Phoenix and St. Cloud. Each site location consists of multiple collection departments, which are divided by specialties, each consisting of Group Managers supervising Account Managers. Account Managers are trained to use a friendly, but firm approach to assess the willingness of the customer to pay. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, collectors advise the debtors of alternative sources of financing to pay off their debt, such as a home equity line of credit. In cases where a payment plan is developed, collectors encourage debtors to pay through automatic payment arrangements.

•	Legal Action. We generally outsource those accounts where it appears the debtor is able, but is unwilling to pay. We utilize lawyers that specialize in collection matters, paying them a contingency fee on amounts collected. This process is managed by our Legal Outsourcing Department. Prior to sending accounts to a law firm, a specialized internal group of collectors, “Recovery Collectors,” communicates to the debtor our intention to have a lawyer evaluate the suitability of the account for litigation if payment arrangements cannot be established.

•	Third Party Collection Agencies. We opportunistically employ a strategy that uses contingency collection agencies, which receive a contingency fee for each dollar collected. We use these agencies where we believe they can liquidate better or less expensively on certain accounts. These include, among others, accounts that generally have low liquidation expectations, such as, accounts with small balances or with limited consumer contact information. We also use agencies to initially provide us a way to scale quickly when large purchases are made.

•	Direct Mail. We have an in-house marketing team that develops innovative mail campaigns. The mail campaigns generally offer debtors targeted discounts on their balances owed to encourage settlement of their accounts and provide us with a low cost recovery method. This allows us to actively penetrate the segment of the portfolio that would not qualify for our outbound calling or legal action strategies.

•	Sale. We believe our ability to analyze portfolios enables us to periodically sell a portion to buyers at a premium price. We may consider selling certain accounts if we believe the current market price exceeds our estimate of the net present value of remaining collections or we have determined that additional recovery efforts are not warranted. In addition, we sell, on a forward flow basis, all accounts in which the debtor has filed for protection under Chapter 13 of the United States Bankruptcy Code.

•	Account Balance Transfer. We may transfer to our credit card partner accounts for which this approach offers the highest opportunity for success. The credit card partner may offer the debtor the opportunity to establish new credit and transfer the balance on a credit card. If the account is transferred we receive an agreed-upon payment.

•	Skip Tracing. If a debtor’s phone number proves inaccurate when a collector calls an account, or if current contact information for a debtor is not available at the time of account purchase, then the account is automatically routed to our database skip tracing process. We currently use a number of different companies to provide phone numbers and addresses. We are able to process large volumes of accounts in a relatively short period of time.

•	Inactive. We use our collection resources wisely and efficiently by not deploying resources on accounts where the prospects of collection are remote. For example, for accounts where the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased no collection method of any sort is assigned at that time.

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

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, our ability to be a reliable funder of prospective portfolio purchases, and the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in establishing the price and terms of the sale of credit card accounts.

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

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes establish specific guidelines and procedures, which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. In addition to the FDCPA, significant federal laws applicable to our business include the following:

• Truth-In-Lending Act;	• U.S. Bankruptcy Code;
• Fair Credit Billing Act;	• Gramm-Leach-Bliley Act;
• Equal Credit Opportunity Act;	• Health Insurance Portability and Accountability Act; and
• Fair Credit Reporting Act;
• Electronic Funds Transfer Act;	• Regulations that relate to these Acts

Additionally, there may be comparable statutes in those states in which customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit originator issuer may impose on its customers, and also limit the time in which we may file legal actions to enforce consumer accounts.

The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we are not a credit card issuer, these laws affect some of our operations because the majority of our receivables were originated through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the debtors that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules, and regulations relating to the receivables before they are sold to us.

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

Recently enacted state and federal laws concerning identity theft, privacy, data security, the use of automated dialing equipment and other laws related to debtors and consumer protection impose requirements or restrictions on collection methods or our ability to enforce and recover certain debts. These requirements or restrictions could adversely affect our ability to enforce the receivables.

The laws described above, among others, as well as any new laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to the receivables.

Employees

As of December 31, 2005, we had 905 employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Item 1A—Risk Factors

Risk Factors

Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease.

Our quarterly operating results likely will vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Annual Report on Form 10-K:

•	the timing and amount of collections on our receivable portfolios, including the effects of seasonality;

•	any charge to earnings resulting from an impairment in the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations;

•	the cost of credit to finance our purchases of receivable portfolios; and

•	the timing and terms of our purchases of receivable portfolios.

Due to rising prices for consumer receivable portfolios, there has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. The volume of our portfolio purchases will be limited while prices are high. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues and earnings for any particular future period may decrease. In the future, if operating results fall below the expectations of securities analysts and investors, the price of our common stock and convertible notes likely would decrease.

We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all.

Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios which meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs.

The market for acquiring receivable portfolios has become more competitive. Our industry has attracted a large amount of investment capital. With this inflow of capital, we have seen a significant increase in the pricing of portfolios to levels that we believe will generate reduced returns on investment. As an example, despite bidding significantly more for an annual forward flow arrangement that we had maintained for several years, we were outbid for the 2005 contract and, until the Jefferson Capital acquisition, had been replacing this contract with individual purchases. With this increase in market competition, the purchase price of portfolios has increased, and the ratio of collections to acquisition costs can be expected to decrease, which would negatively affect our results of operations.

In addition to the competitive factors discussed above, the availability of consumer receivable portfolios at favorable prices and on favorable terms depends on a number of factors, within and outside of our control, including:

•	the continuation of the current growth and charge-off trends in consumer debt;

•	the continued sale of receivable portfolios by originating institutions;

•	our ability to develop and maintain long-term relationships with key major credit originators;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectibility of, and estimate the value of, portfolios; and

•	changes in laws and regulations governing consumer lending.

Ultimately, if we are unable to continually purchase and collect on a sufficient volume of receivables to generate cash collections that exceed our costs, our business will be materially adversely affected.

We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables.

We may pursue the acquisition of portfolios consisting of assets with which we have little collection experience. We may not be successful in completing any of these acquisitions. Our lack of experience with new types of receivables may cause us to pay too much for these portfolios, which may substantially hinder our ability to generate profits from such portfolios. Even if we successfully acquire such new types of receivables, our existing methods of collections may prove ineffective for such new receivables and our inexperience may materially adversely affect our financial condition.

We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations.

We acquire and service receivables that the obligors have failed to pay and the sellers have deemed uncollectible and written off. The originating institutions generally make numerous attempts to recover on their nonperforming receivables, often using a combination of their in-house collection and legal departments as well as third-party collection agencies. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations.

We may purchase portfolios that contain unprofitable accounts

In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement. However, we cannot guarantee that such sellers will be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If we purchase portfolios containing too many accounts that do not conform to the terms of the purchase contracts, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse affect on our cash flows. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model.

We use our internally developed Unified Collection Score, or UCS, model to project the remaining cash flows from our receivable portfolios. Our UCS model considers known data about our customers’ accounts, including, among other things, our collection experience and changes in external customer factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our UCS model. If we are not able to achieve these levels of forcasted collection, our revenues will be reduced or we may be required to record an impairment charge, which could result in a reduction of our earnings.

Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have.

We face competition from a wide range of collection and financial services companies that may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs and more established relationships in our industry than we currently have. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures adversely affect the availability and pricing of charged-off receivable portfolios, as well as the availability and cost of qualified recovery personnel. Because there are few significant barriers to entry for new purchasers of charged-off receivable portfolios, there is a risk that additional competitors with greater resources than ours, including competitors that have historically focused on the acquisition of different asset types, will enter our market. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to charged-off receivable portfolios at acceptable prices, which could reduce our profitability.

Moreover, we cannot assure you that we will be able to offer competitive bids for charged-off receivable portfolios. We face bidding competition in our acquisition of charged-off receivable portfolios. In our industry, successful bids generally are awarded on a combination of price, service, and relationships with the debt sellers. Some of our current and future competitors may have more effective pricing and collection models, greater adaptability to changing market needs, and more established relationships in our industry. They also may pay prices for portfolios that we determine are not reasonable. We cannot assure you that we will be able to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the number of sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.

Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business.

Because fixed costs, such as certain personnel salaries and lease or other facilities costs, constitute a significant portion of our overhead, we may be required to reduce the number of employees in our collection operations if we do not continually augment the receivable portfolios we service with additional receivable portfolios or collect sufficient amounts on receivables owned or serviced by us. Reducing the number of employees can affect our business adversely and lead to:

•	lower employee morale, higher employee attrition rates, fewer experienced employees and higher recruiting and training costs;

•	disruptions in our operations and loss of efficiency in collection functions; and

•	excess costs associated with unused space in collection facilities.

A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers.

We expect that a significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers, some of which also may involve forward flow arrangements. For example, two of our principal sellers of consumer receivables in recent years have been among the top ten largest consumer credit card companies in the nation, one of which accounted for more than 25% of the charged-off receivables that we purchased from 2001 through 2004 under a forward flow arrangement that expired at the end of 2004. Except with respect to the forward flow arrangement that is part of the Jefferson Capital acquisition, we cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers.

A significant decrease in the volume of purchases from any of our principal sellers would force us to seek alternative sources of charged-off receivables. We may be unable to find alternative sources from which to purchase charged-off receivables, and even if we could successfully replace such purchases, the search could take time, the receivables could be of lower quality, cost more, or both, any of which could materially adversely affect our financial performance.

We may be unable to meet our future liquidity requirements.

We depend on both internal and external sources of financing to fund our purchases of receivable portfolios and our operations. Our need for additional financing and capital resources increases dramatically as our business grows. Our inability to obtain financing and capital as needed or on terms acceptable to us would limit our ability to acquire additional receivable portfolios and to operate our business.

We may not be able to continue to satisfy the restrictive covenants in our debt agreements.

Our debt agreements impose a number of restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in all or any of the following adverse results:

•	acceleration of outstanding indebtedness;

•	cross defaults and acceleration of indebtedness under other financing agreements;

•	our removal as servicer under our secured financing transactions and possibly other cross-defaulted facilities and loss of servicing fees and other consequences;

•	liquidation of the receivables in our secured financing transactions and loss of our expected future excess recoveries on receivables in the financed pools;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated.

We utilize the interest method to determine revenue recognized on substantially all of our receivable portfolios. Under this method, each pool of receivables is modeled based upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the receivables, results in the recognition of revenue at a constant yield relative to the remaining balance in the receivable portfolio. The actual amount recovered by us on portfolios may substantially differ from our projections and may be lower than initially projected. If differences are material, we may take a write-off on all or a portion of our investment, which would negatively affect our earnings.

We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-03.

In October 2003, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004 and was adopted by us on January 1, 2005. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP freezes the internal rate of return (“IRR”) originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, effective January 1, 2005, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. The SOP also amends AICPA Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements do not need to be restated. Historically, as we have applied the guidance of AICPA Practice Bulletin 6, we have moved yields upward and downward as appropriate under that guidance. However, since the new SOP guidance does not permit yields to be lowered, it will increase the probability of our having to incur impairment charges in the future, which would negatively impact our profitability.

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

Laws relating to debt collections also directly apply to our business. Additional consumer protection or privacy laws and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws may materially adversely affect our ability to collect on our receivables, which could materially adversely affect our earnings. Our failure or the failure of the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables or cause us to pay damages to the original debtors, which could reduce our revenues and harm our business.

Because our receivables generally are originated and serviced nationwide, we cannot assure you that the originating lenders have complied with applicable laws and regulations. While receivable acquisition contracts typically contain provisions indemnifying us for losses owing to the originating institution’s failure to comply with applicable laws and other events, we cannot assure you that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

We operate in an extremely litigious climate and are currently, and may in the future, be named as defendants in litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

In the past, securities class-action litigation has often been filed against a company after a period of volatility in the market price of its stock. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. In addition, insurance costs continue to increase significantly and policy deductibles also have increased. All of these factors could have an adverse effect on our consolidated financial condition and results of operations.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies in our industry that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. For instance, during 2005 we acquired Ascension Capital Group and the St. Cloud, Minnesota collect site, as well as certain assets of Jefferson Capital. See Note 2 to our consolidated financial statements for a further discussion of “Acquisition of Businesses.” We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. In addition, we may not successfully operate the businesses, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies or culture. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns which can materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover.

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We generally compete for qualified personnel with companies in our business and in the collection agency, teleservices and telemarketing industries. We will not be able to service our receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which could reduce collections and therefore result in lower revenues and earnings.

We may not be able to manage our growth effectively.

We have expanded significantly since our formation. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations and financial resources. We cannot assure you that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be materially adversely affected.

The failure of our technology and telecommunications systems could have an adverse effect on our operations.

Our success depends in large part on sophisticated computer and telecommunications systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus, or service provider failure, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain and expand the databases we use for our collection activities. Any simultaneous failure of our information systems and their backup systems would interrupt our business operations.

Our business depends heavily on services provided by various local and long-distance telephone companies. A significant increase in telephone service costs or any significant interruption in telephone services could negatively affect our operating results or disrupt our operations.

We may not be able to successfully anticipate, invest in or adopt technological advances within our industry.

Our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

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

We rely on proprietary software programs and valuation and collection processes and techniques, and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes and techniques to be trade secrets, but they are not protected by patent or registered copyright. We may not be able to adequately protect our technology and data resources, which may materially diminish our competitive advantage.

Our results of operations may be materially adversely affected if bankruptcy filings increase.

Our business model may be uniquely vulnerable to an economic recession which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, but since the defaulted consumer receivables we often purchase are generally unsecured, we often would not be able to collect on those receivables. In addition, since we purchase receivables that are seriously delinquent, this is often an indication that many of the consumer debtors from whom we collect would be unable to service their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

We have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest.

In the past, we have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them, which inherently give rise to conflicts of interest. For example, certain of these parties have previously provided financing and financial guarantees to us and have received additional equity interests, such as warrants, in connection with such transactions. Transactions with related parties such as these pose a risk that such transactions are on terms that are not as beneficial to us as those that may be arranged with third parties. As required by Nasdaq Marketplace Rules, our Audit Committee monitors transactions entered into by us and where such transactions involve a related party or otherwise are perceived to present a conflict of interest, takes steps designed to mitigate such conflicts, such as submitting the proposed transaction to those directors who are unaffiliated with the related party involved in the transaction or otherwise not subject to a conflict of interest for their review and approval.

Item 1B—Unresolved Staff Comments

None

Item 2—Properties

We service our customers from four facilities. Our largest facility is located in Phoenix, Arizona. We lease the Phoenix facility, which is approximately 62,000 square feet, for a current monthly amount of $32,000. This lease expires in 2008. We also lease a 51,000 square feet facility in San Diego, California, which contains additional collection operations and also serves as our corporate headquarters. The lease on this facility commenced in October 2004, has an initial term of 10.5 years with two renewable 5-year options at approximately fair market value, and provides for escalating monthly payments ranging from $62,900 to $94,500. During 2005, we acquired the St. Cloud, Minnesota collection site and the Ascension Capital Group facility. The lease on the St. Cloud collection site, which is approximately 43,000 square feet, expires in 2006 and has monthly rent payments of $34,800. The Ascension Capital Group facility is located in Arlington, Texas and is approximately 28,600 square feet. This lease expires in 2010 and we incur monthly lease payments of $24,800. We are currently in negotiations with respect to replacement facilities following the expiration of the St. Cloud facility lease.

Item 3—Legal Proceedings

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

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), one of our significant stockholders, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in our Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing

Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to us, and we accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which we and Triarc are parties. We believe the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

The Fair Debt Collection Practices Act and comparable state statutes may result in class action lawsuits, which can be material to us due to the remedies available under these statutes, including punitive damages. We have recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of 12 cases styled as class actions that have been filed against us. To date, no class has been certified in any of these cases. We believe that these cases are without merit and we intend to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes.

There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits or claims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by us or our employees. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Item 4— Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for the Registrant’s Common Equity Securities and Related Stockholder Matters

Our common stock is traded on the Nasdaq Global Market under the symbol “ECPG.” Prior to July 21, 2003, our stock traded on the OTC Electronic Bulletin Board under the symbol “ECPG.OB” (and before February 2002, it traded under the symbol “MCMC.OB”).

The high and low sales prices of the common stock, as reported by Nasdaq Global Market for each quarter during our two most recent fiscal years are reported below:

	Market Price
	High	Low
Fiscal Year 2004
First Quarter	$17.35	$13.82
Second Quarter	$18.00	$12.81
Third Quarter	$19.88	$13.30
Fourth Quarter	$26.73	$17.83

Fiscal Year 2005
First Quarter	$24.16	$14.01
Second Quarter	$18.75	$12.65
Third Quarter	$20.16	$16.48
Fourth Quarter	$19.07	$15.04

The closing price of our common stock on March 1, 2006 was $17.36 per share and there were 121 holders of record, including institutional investors and NASD registered broker/dealers that held 16,411,923 shares on behalf of their clients.

Dividend Policy

As a public company, we have never declared or paid dividends on our common stock. However, the declaration, payment and amount of future dividends, if any, is subject to the discretion of our board of directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our $200.0 million Revolving Credit Facility, we are permitted to declare and pay dividends in an amount not to exceed, during any fiscal year, 20% of our audited consolidated net income for the then most recently completed fiscal year, so long as no default or unmatured default under the facility has occurred and is continuing or would arise as the result of the dividend payment. The Secured Financing Facility requires us to meet and maintain certain financial covenant and other requirements; if we fail to meet those requirements, our ability to make dividend payments is restricted. We may also be subject to additional dividend restrictions under future financing facilities.

Item 6—Selected Consolidated Financial Data

This table presents selected historical financial data of Encore. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data” in the table below), as of December 31, 2003, 2002, and 2001 and for the years ended December 31, 2002 and 2001, were derived from our audited consolidated financial statements not included in this report. The Selected Operating Data are derived from the books and records of Encore.

The selected historical financial data, except for certain components of Selected Operating Data, as of December 31, 2005, and 2004 and for the years ended December 31, 2005, 2004, and 2003, were derived from our audited consolidated financial statements included elsewhere in this report. (In thousands, except per share, and personnel data):

	As Of And For The Years Ended December 31,
	2005	2004	2003	2002	2001
Revenues
Revenue from receivables portfolios, net(1)	$215,931	$177,783	$115,882	$85,619	$42,387
Servicing fees and related revenues(5)	5,904	692	1,620	3,712	5,458

Total revenues	221,835	178,475	117,502	89,331	47,845

Operating expenses
Salaries and employee benefits	52,410	47,193	39,286	35,137	27,428
Cost of legal collections	35,090	28,202	15,827	11,028	5,457
Other operating expenses	16,973	13,645	11,335	7,934	5,708
Collection agency commissions	17,287	4,786	—	—	—
General and administrative expenses	13,375	9,212	6,509	6,314	5,750
Depreciation and amortization	2,686	1,951	2,023	2,453	2,481

Total operating expenses	137,821	104,989	74,980	62,866	46,824

Income before other income (expense) and income taxes	84,014	73,486	42,522	26,465	1,021

Other income (expense)
Interest expense	(32,717)	(35,330)	(20,479)	(18,592)	(10,945)
Other income, net	929	690	7,380 (2)	213	208

Total other expense	(31,788)	(34,640)	(13,099)	(18,379)	(10,737)

Income (loss) before income taxes	52,226	38,846	29,423	8,086	(9,716)
(Provision for) benefit from income taxes	(21,135)	(15,670)	(11,003)	5,703 (3)	(1,149)

Net income (loss)	31,091	23,176	18,420	13,789	(10,865)
Preferred stock dividends	—	—	(374)	(440)	—

Net income (loss) available to common stockholders	$31,091	$23,176	$18,046	$13,349	$(10,865)

	As Of And For The Years Ended December 31,
	2005	2004	2003	2002	2001
Earnings (loss) per common share:
Basic	$1.39	$1.05	$1.65	$1.82	$(1.52)
Diluted	$1.30	$0.99	$0.88	$0.84	$(1.52)
Weighted-average shares outstanding:
Basic	22,299	22,072	10,965	7,339	7,161
Diluted	23,998	23,481	20,873	16,459	7,161
Cash flow data:
Cash flows provided by (used in):
Operating	$31,226	$36,412	$33,971	$24,690	$8,853
Investing	(144,344)	(90,157)	(19,472)	(11,158)	(21,773)
Financing	110,413	24,864	23,361	(14,192)	13,444
Selected operating data:
Purchases of receivable portfolios, at cost	$195,554	$103,374	$89,834	$62,525	$39,030
Gross collections for the period	$292,163	$234,676	$190,519	$148,808	$83,051
Average active employees for the period(4)	889	728	679	573	538
Gross collections per average active employee for the period	$329	$322	$281	$260	$154
Consolidated statements of financial condition data:
Cash and marketable securities	$7,026	$49,731	$38,612	$752	$1,412
Restricted cash	4,212	3,432	842	3,105	3,053
Investment in receivables portfolios	256,333	137,963	89,136	64,168	47,001
Investment in retained interest	—	—	1,231	8,256	17,926
Total assets	361,204	201,142	138,285	89,974	77,711
Accrued profit sharing arrangement	16,528	20,881	12,749	11,180	2,378
Total debt	198,121	66,828	41,638	48,033	70,451
Total liabilities	242,852	105,127	66,914	70,432	80,069
Total stockholders’ equity (deficit)	118,352	96,015	71,371	19,542	(2,358)

(1)	Includes gains from whole portfolio sales totaling $0.3 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively. Also includes impairments of $3.1 million for the year ended December 31, 2005 and $1.0 million for the year ended December 31, 2003
(2)	Reflects a non-recurring net pre-tax gain totaling $7.2 million, recognized in the first quarter of 2003 upon settlement of a lawsuit against the seller of certain accounts. This resulted in an after tax net gain of $4.4 million or $0.21 per share on a fully diluted basis.
(3)	Includes a benefit totaling $9.9 million or $0.60 per share on a fully diluted basis, recognized in 2002 resulting from the reinstatement of our net deferred tax asset.
(4)	Excludes employees of Ascension Capital Group, which total approximately 200 at December 31, 2005. Includes approximately 100 employees from the Jefferson Capital acquisition who are now employees of our wholly owned subsidiary Midland Credit Management, Inc.
(5)	Includes $5.5 million in revenues from Ascension Capital Group for the year ending December 31, 2005.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our business and financial results improved during the year ended December 31, 2005 as compared to prior years. Highlights for the year ended December 31, 2005 as compared to the year ended December 31, 2004 are as follows:

•	Gross collections on receivable portfolios increased 24.5% to $292.2 million

•	Revenues increased 24.3% to $221.8 million

•	Net income increased 34.2% to $31.1 million

We attribute these improvements to stronger collections, disciplined purchasing and our multiple collection strategies. We believe that the markets for unsecured charged-off consumer debt have become more competitive. This has increased and, we believe, will continue to increase the pricing of portfolios. We are continuing to diversify our acquisition of portfolios into other categories that are somewhat less competitive.

We have improved our financial position as a result of our recent operating performance during 2005. Our stockholders’ equity was $118.3 million as of December 31, 2005, an increase of $22.3 million from the $96.0 million in stockholders’ equity as of December 31, 2004. This increase is primarily attributable to net income of $31.1 million, issuance of common stock of $6.6 million and the sale of warrants associated with the Convertible Notes (as defined below) of $11.6 million, net of the purchase of call options associated with the Convertible Notes of $27.4 million. In addition, we had unrestricted cash of $7.0 million as of December 31, 2005, after borrowing $291.4 million and repaying $160.9 million in principal on our debt facilities and purchasing $195.6 million in receivable portfolios, which includes $96.6 million of receivable portfolios acquired in connection with the Jefferson Capital acquisition. We repaid $53.3 million, and $85.5 million in debt principal during the years ended December 31, 2004, and 2003, respectively.

Our strong financial condition and sound operating performance have also allowed us to obtain a new amendment to our Revolving Credit Facility which currently allows us to borrow up to $200.0 million, though we have the ability to increase the facility to $225.0 million, reduce the interest spreads and incur certain additional indebtedness. Unlike our Secured Financing Facility, the amended Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. In addition, this facility carries a lower base rate of interest. Accordingly, as we replace borrowings under our Secured Financing Facility with our Revolving Credit Facility, our interest costs should decline. See Note 7 to the consolidated financial statements for a further discussion of our new Revolving Credit Facility.

Jefferson Capital Acquisition

On June 7, 2005, we acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (“Jefferson Capital”), a subsidiary of CompuCredit Corporation for cash consideration totaling $142.9 million. As part of the acquisition, we acquired a portfolio of charged-off consumer credit card debt with a face value of approximately $2.8 billion, entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs from Jefferson Capital over a five-year period at a fixed price and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at our new collection site in St. Cloud, Minnesota, after the completion of a three-month transition services agreement with Jefferson Capital. In addition, we entered into a two-year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also based on a pre-set pricing schedule. See Note 2 to the consolidated financial statements for a further discussion of the acquisition of certain assets from Jefferson Capital.

Ascension Capital Acquisition

On August 30, 2005, we acquired substantially all of the assets and assumed certain liabilities of Ascension Capital Group, Ltd. (“Ascension Capital”) for consideration totaling $20.8 million plus acquisition-related costs of $0.2 million. In addition, we deposited $2.0 million in an escrow in connection with the execution of a three-year employment contract with a key executive of Ascension Capital. We are expensing the $2.0 million as compensation expense ratably over three years. If the executive voluntarily departs without good reason or is terminated for cause, any unapplied funds from the escrow will be returned to us. Based in Arlington, Texas, Ascension Capital is a provider of bankruptcy services to the finance industry. Their services include, among others, negotiating bankruptcy plans, monitoring and managing the consumer’s compliance with bankruptcy plans, and recommending courses of action to clients when there is a deviation from a bankruptcy plan. See Note 2 to the consolidated financial statements for a further discussion of the Ascension Capital acquisition.

Convertible Senior Notes

In September 2005, we issued $90.0 million of 3.375% convertible senior notes due September 19, 2010 (“Convertible Notes”). As part of the offering, we granted the underwriters of the offering an option, solely to cover over-allotments, to purchase up to an additional aggregate $10.0 million principal amount of the Convertible Notes. This option was exercised in full in October 2005. Interest on the notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006.

The Convertible Notes rank equally with our existing and future senior indebtedness and are senior to our future subordinated indebtedness. The Convertible Notes are convertible prior to maturity, subject to certain conditions described below, into shares of our common stock at an initial conversion price of $22.34 per share, subject to adjustment (equivalent to a conversion rate of approximately 44.7678 shares per $1,000 principal amount of Convertible Notes).

As issued, the Convertible Notes required physical settlement in shares of our common stock at the time of conversion. In October 2005 we obtained stockholder approval of a net-share settlement feature that allows us to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of EITF 90-19 and EITF 00-19, the settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133. As a result of the net settlement feature we will be able to substantially reduce the number of shares issuable upon conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our stock price exceeds $22.34.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were $3.4 million, which have been capitalized as debt issuance costs on the Company’s consolidated statement of financial condition and are being amortized on an effective interest rate method over the term of the Convertible Notes.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of our common stock. A holder may convert the Convertible Notes prior to March 19, 2010 only if one or more of the following conditions are satisfied:

•	the average of the trading prices of the Convertible Notes for any five consecutive trading day period is less than 103% of the average of the conversion values of the Convertible Notes during that period;

•	we make certain significant distributions to our holders of common stock;

•	we enter into specified corporate transactions; or

•	our common stock ceases to be approved for listing on the Nasdaq National Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

Holders also may surrender their Convertible Notes for conversion anytime on or after March 19, 2010 until the close of business on the trading day immediately preceding September 19, 2010, regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of the reporting period, or during the twelve months prior to September 19, 2010, we would write off to expense all remaining unamortized debt issuance costs.

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to March 19, 2010, we may be obligated to pay an additional make whole premium with respect to the Convertible Notes so converted.

Convertible Note Hedge Strategy. Concurrent with the sale of the Convertible Notes in September and October 2005, we purchased call options to purchase from the counterparties an aggregate 4,476,780 shares of our common stock at a price of $22.34 per share. The cost of the call options totaled approximately $27.4 million. We also sold warrants to purchase from us an aggregate of 3,984,334 shares of our common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $11.6 million. Taken together, the convertible note hedge and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options, as issued, required physical settlement in shares. As discussed above, in October 2005, the Company obtained stockholder approval of a net-share settlement feature for the Convertible Notes which in turn resulted in a modification of the call options to net-share settlement. The warrants must be settled in net shares which means that if the market price per share of our common stock is above $29.04 per share, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $29.04 per share. The warrants are generally exercisable at anytime.

In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the call options and warrants in additional paid in capital and will not recognize subsequent changes in fair value of the call options and warrants in our financial statements. For a further discussion of the Convertible Senior Notes, see Note 7 to the consolidated financial statements.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	2005		2004		2003
Revenues
Revenue from receivable portfolios, net	$215,931	97.3%	$177,783	99.6%	$115,882	98.6%
Servicing fees and other related revenue	5,904	2.7%	692	0.4%	1,620	1.4%

Total revenues	221,835	100.0%	178,475	100.0%	117,502	100.0%

Operating expenses
Salaries and employee benefits	52,410	23.6%	47,193	26.4%	39,286	33.4%
Cost of legal collections	35,090	15.8%	28,202	15.8%	15,827	13.5%
Other operating expenses	16,973	7.7%	13,645	7.6%	11,335	9.6%
Collection agency commissions	17,287	7.8%	4,786	2.7%	—	0.0%
General and administrative expenses	13,375	6.0%	9,212	5.2%	6,509	5.5%
Depreciation and amortization	2,686	1.2%	1,951	1.1%	2,023	1.7%

Total operating expenses	137,821	62.1%	104,989	58.8%	74,980	63.7%

Income before other income (expense) and income taxes	84,014	37.9%	73,486	41.2%	42,522	36.2%

Other income (expense)
Interest expense	(32,717)	(14.8)%	(35,330)	(19.8)%	(20,479)	(17.4)%
Other income	929	0.4%	690	0.4%	7,380	6.3%

Total other expense	(31,788)	(14.4)%	(34,640)	(19.4)%	(13,099)	(11.1)%

Income before income taxes	52,226	23.5%	38,846	21.8%	29,423	25.1%
Provision for income taxes	(21,135)	(9.5)%	(15,670)	(8.8)%	(11,003)	(9.4)%

Net income	$31,091	14.0%	$23,176	13.0%	$18,420	15.7%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

Total revenue was $221.8 million for the year ended December 31, 2005, an increase of $43.3 million, or 24.3% compared to total revenue of $178.5 million for the year ended December 31, 2004. The increase in revenue was primarily the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition and other recent purchases. These increases were offset in part by lower effective accretion rates resulting from a more competitive pricing environment and the recording of a $3.1 million impairment provision. The impairment was recorded on certain pool groups acquired in 2001, 2002, 2003 and 2005. The 2001 to 2003 pool groups have high effective interest rates and estimated collection multiples ranging from 3.4 to 4.0 and accordingly, collection shortfalls relative to forecast during the year ended December 31, 2005 resulted in impairments (see Supplemental Performance Data). The impairment on the 2005 pool group was the result of lower than expected collections related to very old automotive deficiencies that were in excess of 80 months from charge off at the time of purchase, and from charged off commercial gas credit cards for which we were unable to receive personal guarantor information from the issuer. We may be able to partially or fully reverse the impairment through the valuation allowances for these pool groups by experiencing higher than expected collections, or in the case of the commercial gas card portfolio, receiving replacement accounts or receiving a partial cash refund of the purchase price. Of the increase in revenues, $5.5 million is related to bankruptcy servicing revenue associated with our acquisition of Ascension Capital.

During the year ended December 31, 2005, we invested $195.6 million for portfolios with face values aggregating $5.9 billion for an average purchase price of 3.31% of face value. This is a $92.2 million, or 89.2% increase compared with the $103.4 million invested during the year ended December 31, 2004 to acquire portfolios with a face value aggregating $3.5 billion for an average purchase price of 2.99% of face value. Gross collections increased $57.5 million, or 24.5% to $292.2 million during the year ended December 31, 2005 from $234.7 million during the year ended December 31, 2004. For additional information on revenue see the Supplemental Performance Data.

Operating Expenses

Total operating expenses were $137.8 million for the year ended December 31, 2005, an increase of $32.8 million or 31.3% compared to total operating expenses of $105.0 million for the year ended December 31, 2004.

Salaries and employee benefits

Total salaries and benefits increased by $5.2 million or 11.0% to $52.4 million during the year ended December 31, 2005 from $47.2 million during the year ended December 31, 2004. The increase was primarily the result of a $3.9 million or 11.7% increase in salaries, wages and payroll taxes reflecting an increase in the number of our employees. Of this increase, approximately 100 employees or $1.0 million in salaries, wages and payroll taxes related to the new collection site in St. Cloud, Minnesota acquired from Jefferson Capital and approximately 200 employees or $3.2 million in salaries, wages and payroll taxes, which includes $0.2 million of amortization cost of an employment agreement related to the Ascension Capital acquisition. See Note 2 to the consolidated financial statements for a further discussion of such business acquisitions.

Cost of legal collections

The cost of legal collections increased $6.9 million, or 24.4% to $35.1 million during the year ended December 31, 2005 as compared to $28.2 million during the year ended December 31, 2004. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an $18.0 million, or 25.6% increase in gross collections through our legal channel which amounted to $88.1 million during the year ended December 31, 2005 from $70.1 million collected during the year ended December 31, 2004. Cost of legal collections decreased slightly as a percent of gross collections through this channel to 39.8% during the year ended December 31, 2005 from 40.2% during the year ended December 31, 2004.

Other operating expenses

Other operating expenses increased $3.4 million, or 24.4%, to $17.0 million during the year ended December 31, 2005 from $13.6 million during the year ended December 31, 2004. The increase during the year ended December 31, 2005 reflects increases in the number of direct mail campaigns as a result of increased volume. The cost of direct mail campaigns increased $1.1 million, or 21.7%, to $6.4 million during the year ended December 31, 2005 compared to $5.3 million during the year ended December 31, 2004. In addition, the Ascension Capital acquisition contributed $1.9 million to the overall increase, which includes $0.7 million of amortization expense relating to the purchased servicing asset. See Note 2 to the consolidated financial statements for a further discussion of this business acquisition.

Collection agency commissions

These expenses are commissions we pay to third party collection agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (recently charged-off accounts have a lower commission rate).

During the year ended December 31, 2005, we paid $17.3 million in commissions to third party collection agencies, or 38.9% of the related gross collections of $44.4 million compared to $4.8 million in commissions, or 35.1% of the related gross collections of $13.6 million during the year ended December 31, 2004. The increase in commissions is consistent with the increase in collections through this channel. The increase in the commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies.

General and administrative expenses

General and administrative expenses increased $4.2 million, or 45.2%, to $13.4 million during the year ended December 31, 2005, from $9.2 million during the year ended December 31, 2004. The increase was primarily a result of a $2.5 million increase in legal costs relating to litigation defense and other corporate matters and a $0.7 million increase in rent expense due to the relocation of our San Diego operations to a larger facility as well as the addition of the Jefferson Capital and Ascension Capital office facilities. These increases were offset in part by a decrease in insurance expense of approximately $0.5 million resulting primarily from a decrease in our workers compensation reserves.

Depreciation and amortization

Depreciation expense remained consistent at $1.9 million and $2.0 million during the years ended December 31, 2005 and 2004, respectively. During 2005, the Company acquired certain intangible assets from Ascension Capital. Amortization expense relating to these intangible assets was $0.8 million. There were no amortizable intangible assets for the year ended December 31, 2004.

Interest expense

Interest expense decreased $2.6 million, or 7.4% to $32.7 million during the year ended December 31, 2005 from $35.3 million during the year ended December 31, 2004. The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,
	2005	2004	$ Change	% Change
Stated interest on debt obligations	$8,326	$2,812	$5,514	196.1%
Amortization of loan fees and other loan costs	1,204	257	947	368.5%
Contingent interest	23,187	32,261	(9,074)	(28.1)%

Total interest expense	$32,717	$35,330	$(2,613)	(7.4)%

Our Secured Financing Facility expired on December 31, 2004, and therefore, no new borrowings were made in 2005 under this facility. Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we then share with the lender the residual collections from the receivable portfolios, net of our servicing fees. The sharing in residual collections, referred to as “Contingent Interest”, and the recording of Contingent Interest expense will continue for the entire economic life of the receivable portfolios financed using the Secured Financing Facility, which will extend substantially beyond the December 31, 2004 expiration date of this facility. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future residual collections sharing obligation as Contingent Interest expense.

The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility offset by an increase in interest expense associated with additional borrowings under our Revolving Credit Facility and with the issuance of our Convertible Senior Notes. Since the inception of the Secured Financing Facility, we have borrowed $230.1 million under the facility, representing $257.5 million in receivable portfolio purchases. As of December 31, 2005, $19.8 million remained outstanding on our Secured Financing Facility with $16.5 million accrued for Contingent Interest. See Note 7 to the consolidated financial statements for more discussion on our Secured Financing Facility and Contingent Interest.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility which does not require the sharing of residual collections with the lender. See Note 7 to the consolidated financial statements for more discussion on our Revolving Credit Facility.

Other income and expense

During the year ended December 31, 2005 total other income was $0.9 million, compared to $0.7 million during the year ended December 31, 2004.

Provision for income taxes

During the year ended December 31, 2005, we recorded an income tax provision of $21.1 million, which is an effective rate of 40.5% of pretax income. Our effective tax rate for the years ended December 31, 2005 and 2004 differed from the federal statutory rate primarily due to the effect of state taxes. For the year ended December 31, 2004, we recorded an income tax provision of $15.7 million, which is an effective rate of 40.3% of pretax income. The increase in our effective tax rate was the result of increases in federal and state taxes applicable to us as a result of higher taxable income and the changing mix of state taxability and related apportionment factors. See Note 10 to the consolidated financial statements for a further discussion of income taxes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

Total revenue was $178.5 million for the year ended December 31, 2004, an increase of $61.0 million or 51.9% compared to total revenue of $117.5 million for the year ended December 31, 2003. The increase in revenue was primarily the result of revenue accreted on the increased receivable portfolios purchases during the year.

During the year ended December 31, 2004, we invested $103.4 million for portfolios with face values aggregating $3.5 billion for an average purchase price of 2.99% of face value. This is a $13.6 million, or 15.1% increase compared with the $89.8 million invested during the year ended December 31, 2003 to acquire portfolios with a face value aggregating $3.3 billion for an average purchase price of 2.73% of face value. Gross collections increased $44.2 million, or 23.2% to $234.7 million during the year ended December 31, 2004 from $190.5 million during the year ended December 31, 2003. For additional information on our revenue see the discussion under the heading “Supplemental Performance Data” in this Item 7.

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

Cost of legal collections

The cost of legal collections increased $12.4 million, or 78.2% to $28.2 million during the year ended December 31, 2004 as compared to $15.8 million during the year ended December 31, 2003. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of a $31.1 million, or 80.0% increase in gross collections through our legal channel which amounted to $70.2 million during the year ended December 31, 2004 from $39.1 million collected during the year ended December 31, 2003. Cost of legal collections decreased slightly as a percent of gross collections through this channel to 40.2% during the year ended December 31, 2004 from 40.5% during the year ended December 31, 2003.

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

Collection agency commissions

These expenses are commissions we pay to third party collection agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (recently charged-off accounts have a lower commission rate).

During the year ended December 31, 2004 we paid $4.8 million in commissions to third party collection agencies on related gross collections amounting to $13.6 million. These expenses relate to our new channel in 2004 to outsource collections to third party collection agencies. We did not pay commissions to third party collection agencies during the year ended December 31, 2003.

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

Interest expense

Interest expense increased $14.8 million, or 72.5% to $35.3 million during the year ended December 31, 2004 from $20.5 million during the year ended December 31, 2003. The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,
	2004	2003	$ Change	% Change
Stated interest on debt obligations	$2,812	$3,112	$(300)	(9.6)%
Amortization of loan fees and other loan costs	257	1,344	(1,087)	(80.9)%
Contingent interest	32,261	16,023	16,238	101.3%

Total interest expense	$35,330	$20,479	$14,851	72.5%

The increase in interest expense is due to an increase in contingent interest recorded under the terms of our Secured Financing Facility. Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, then we share the residual collections “Contingent Interest” from the receivable portfolios, net of our servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest Expense.

As of December 31, 2004, $56.6 million remained outstanding on our Secured Financing Facility with $20.9 million accrued for Contingent Interest. Borrowings during the fourth quarter of 2004 amounted to $38.8 million, $35.2 million of which were financed under an amendment to the Secured Financing Facility entered into during the quarter. The newly amended agreement caps the total amount of interest owed to the lender for most portfolios purchased from October 15, 2004 until the expiration of the facility, which was December 31, 2004.

The sharing in residual cash flows and the recording of Contingent Interest expense will continue for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. New advances for portfolio purchases under the Secured Financing Facility are not available beyond the December 31, 2004 expiration date. The Company was required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004. The future financing of portfolio purchases will utilize our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 7 to the consolidated financial statements for a further discussion on our Secured Financing Facility and Contingent Interest.

Other income and expense

During the year ended December 31, 2004 total other income was $0.7 million, compared to $7.4 million during the year ended December 31, 2003. During the first quarter of 2003, we recorded a pretax net gain of $7.2 million in other income related to a litigation settlement. See Note 11 to the consolidated financial statements for a further discussion on the litigation settlement.

Provision for income taxes

During the year ended December 31, 2004, we recorded an income tax provision of $15.7 million, which is an effective rate of 40.3% of pretax income. For the year ended December 31, 2003, we recorded an income tax provision of $11.0 million, which is an effective rate of 37.4% of pretax income. The increase in our effective tax rate was the result of increases in federal and state taxes applicable to us as a result of higher taxable income and the changing mix of state taxability and related apportionment factors. See Note 10 to the consolidated financial statements for a further discussion on income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Purchase Price(1)		Cumulative Collections through December 31, 2005								CCM(3)
			<2000(4)	2000	2001	2002	2003	2004	2005	Total(2)
<1999	$41,117	(4)	$61,703	$26,926	$22,545	$15,007	$7,546	$4,202	$2,042	$139,971	3.4
1999	48,712		7,864	21,299	19,174	16,259	11,508	8,654	5,157	89,915	1.8
2000	6,153		—	5,489	7,172	4,542	4,377	2,293	1,323	25,196	4.1
2001	38,189		—	—	21,197	54,184	33,072	28,551	20,622	157,626	4.1
2002	61,502		—	—	—	48,322	70,227	62,282	45,699	226,530	3.7
2003	88,554		—	—	—	—	59,038	86,958	69,932	215,928	2.4
2004	101,729		—	—	—	—	—	39,400	79,845	119,245	1.2
2005	194,902		—	—	—	—	—	—	66,491	66,491	0.3

Total	$580,858		$69,567	$53,714	$70,088	$138,314	$185,768	$232,340	$291,111	$1,040,902	1.8

(1)	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2005.
(3)	Cumulative Collections Multiple (“CCM”)—collections to date as a multiple of purchase price.
(4)	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Gross Collections(2)	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	(3)	$139,971	$1,581	$141,552	3.4
1999	48,712		89,915	6,054	95,969	2.0
2000	6,153		25,196	1,430	26,626	4.3
2001	38,189		157,626	27,086	184,712	4.8
2002	61,502		226,530	58,629	285,159	4.6
2003	88,554		215,928	100,097	316,025	3.6
2004	101,729		119,245	120,030	239,275	2.4
2005	194,902		66,491	359,503	425,994	2.2

Total	$580,858		$1,040,902	$674,410	$1,715,312	3.0

(1)	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2005.
(3)	From inception to December 31, 1998.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of December 31, 2005 (in thousands, except percentages):

Purchase Period	Unamortized Balance as of December 31, 2005	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price(2)	Unamortized Balance as a Percentage of Total
2001	$1,499	$38,189	3.9%	0.6%
2002	10,207	61,502	16.6%	4.0%
2003	19,669	88,554	22.2%	7.7%
2004	50,999	101,729	50.1%	19.9%
2005	173,959	194,902	89.3%	67.8%

Totals	$256,333	$484,876	52.9%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of accounts that occurred at the time of purchase.

Collections by Channel

During 2005, 2004 and 2003, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Years Ended December 31,
	2005	2004		2003
Collection sites(2)	$127,980	$122,461		$119,330
Legal collections	88,144	70,167		39,080
Sales	26,739	22,504	(1)	28,071
Collection agencies(2)	44,384	13,636		—
Other	4,916	5,908		4,038

Gross collections	$292,163	$234,676		$190,519

(1)	Sales for the year ended December 31, 2004 includes the sale of our portfolio of rewritten consumer notes for $4.0 million.
(2)	Collection agencies for the year ended December 31, 2005, includes collections made by the employees of Jefferson Capital through the end of the three-month transition services agreement, which expired in September 2005. Collections made by these employees subsequent to the expiration of the transition services agreement are included in collection sites. Collections by Jefferson Capital employees included in collection agencies were $3.4 million during the term of the transition services agreement.

Changes in the Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios is comprised of two groups: first, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value (“Zero Basis Portfolios”) and, therefore, every dollar of gross collections is recorded entirely as Zero Basis Revenue.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Year Ended December 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	193,154	2,400	—	195,554
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(257,335)	(1,372)	(30,659)	(289,366)
Basis adjustments	(1,996)	—	(2)	(1,998)
Revenue recognized(1)	186,662	—	30,661	217,323
Impairments	(3,143)	—	—	(3,143)

Balance, end of period	$255,299	$1,034	$—	$256,333

Net revenue as a percentage of collections	71.3%	0.0%	100.0%	74.0%

	For the Year Ended December 31, 2004
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$87,249	$1,887	$—	$89,136
Purchases of receivable portfolios	103,374	—	—	103,374
Transfers of portfolios	724	(724)	—	—
Gross collections(1)	(184,783)	(738)	(43,136)	(228,657)
Basis adjustments	(1,136)	(15)	(35)	(1,186)
Revenue recognized(1)	132,125	—	43,171	175,296

Balance, end of period	$137,553	$410	$—	$137,963

Net revenue as a percentage of collections	71.5%	0.0%	100.0%	76.7%

	For the Year Ended December 31, 2003
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$63,253	$915	$—	$64,168
Purchases of receivable portfolios	88,809	1,025	—	89,834
Transfers of portfolios	(1,860)	1,860	—	—
Gross collections(1)	(157,335)	(1,911)	(19,704)	(178,950)
Portion of Litigation Settlement proceeds applied to carrying value	(692)	—	—	(692)
Basis adjustments	(777)	(2)	(20)	(799)
Revenue recognized(1)	95,851	—	19,724	115,575

Balance, end of period	$87,249	$1,887	$—	$89,136

Net revenue as a percentage of collections	60.9%	0.0%	100.0%	64.6%

(1)	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) was $1.7 million for the year ended December 31, 2005. During the year ended December 31, 2004, gross collections and revenue related to the retained interest were $3.7 million and $2.5 million, respectively. During the year ended December 31, 2003, gross collections and revenue related to the retained interest were $6.8 million and $0.3 million, respectively.

Analysis of Changes in Receivable Portfolios Revenue

The following table analyzes the components of the increase in revenue from our receivable portfolios between the years ended December 31, 2005, 2004 and 2003 (in thousands, except percentages):

	For The Years Ended December 31,
Variance Component	2005	2004	Change	Revenue Variance
Average portfolio balance	$198,652	$95,261	$103,391	$143,400
Weighted average effective interest rate	92.4%	138.7%	(46.3)%	(92,006)
Zero basis portfolios				(12,510)
Retained interest revenue				(736)

Total variance				$38,148

	For The Years Ended December 31,
Variance Component	2004	2003	Change	Revenue Variance
Average portfolio balance	$95,261	$68,237	$27,024	$37,960
Weighted average effective interest rate	138.7%	140.5%	(1.8)%	(1,687)
Zero basis portfolios				23,447
Retained interest revenue				2,181

Total variance				$61,901

Revenue Trends

Our revenue is primarily comprised of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools with a cost basis that has not been fully amortized. Revenue from receivable portfolios with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-03”), which is discussed below.

For revenue recognition purposes, portfolios can be divided into two groups: Accrual Basis Portfolios—those that still have a remaining unamortized basis, and Zero Basis Portfolios—those portfolios for which the cost basis has been completely amortized.

Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the year ended December 31, 2005, $30.7 million (which is exclusive of the $1.7 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $12.5 million decrease from the $43.2 million recognized during the year ended December 31, 2004. The revenue from these portfolios is expected to decline in future quarters as collections from these portfolios diminish.

Our net revenue to gross collections percentage on our receivable portfolios was 74.0% during the year ended December 31, 2005 compared to revenue to collections percentage of 71.3% for the period from January 1, 2002 through December 31, 2005. The higher revenue to collections percentage during the year is the result of the impact of our collection forecast revaluations implemented in past periods, which increased the collection forecasts for many of our older portfolios, thus increasing the internal rates of returns for those pools. This was partially offset by lower revenue to collections percentages on recently acquired receivable portfolios resulting from a more competitive pricing environment and the corresponding lower internal rates of return of those portfolios. See Note 4 to the consolidated financial statements for more discussion on our investment in receivable portfolios. The proportion of zero basis portfolios and our older higher yielding portfolios will decrease in the future and accordingly the quarterly revenue to collections percentage is expected to decline in future periods.

The graph below depicts the quarterly revenue to collections percentage and the life-to-date revenue to collections percentage for our receivable portfolios.

Percentage of Revenue to Gross Collections

Prior to January 1, 2005, we accounted for our investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, we began accounting for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of SOP 03-03. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools”, and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, also known as accretable yield, to the excess of our estimate of undiscounted cash flows expected to be collected over our investment in the pool. The effective interest rate applied to the cost basis of the pool is to remain level, or “static” throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of a pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool and are reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios on the consolidated statement of financial condition.

As permitted by SOP 03-03, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are assigned to the pool permanently. The discount, which is the difference between the cost of each static pool and the related aggregate contractual receivable balance, is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition.

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

Purchases by Quarter

The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands, except percentages):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2003	380	$589,356	$18,803
Q2 2003	982	1,177,205	26,270
Q3 2003	341	640,197	19,350
Q4 2003	332	881,609	25,411
Q1 2004	400	786,398	17,248
Q2 2004	296	758,877	19,031
Q3 2004	365	721,237	20,967
Q4 2004	530	1,195,090	46,128
Q1 2005	513	530,047	19,523
Q2 2005(1)	2,773	3,675,277	121,939
Q3 2005(2)	434	381,508	14,151
Q4 2005(2)	1,568	1,326,216	39,941

(1)	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
(2)	Purchase price includes a $2.3 million and $2.0 million allocation of the forward flow asset for Q3 and Q4 2005, respectively. See Note 1 to the consolidated financial statements.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivables portfolios we have purchased for the periods presented (in thousands):

	Years Ended December 31,
	2005	2004	2003
Credit card	$176,379	$74,238	$83,809
Other	19,175	29,136	6,025

	$195,554	$103,374	$89,834

Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate cost for the five year periods presented (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For The Years Ended December 31,
	2005		2004		2003		2002		2001		Total
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$116,862	59.8%	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%	$116,862	23.8%
Seller 2(2)	—	0.0%	20,454	19.8%	30,420	33.9%	20,223	32.3%	9,338	23.9%	80,435	16.4%
Seller 3	44,815	22.9%	21,300	20.6%	—	0.0%	—	0.0%	—	0.0%	66,115	13.5%
Seller 4	—	0.0%	1,647	1.6%	23,614	26.3%	5,214	8.4%	2,463	6.3%	32,938	6.7%
Seller 5	—	0.0%	—	0.0%	3,862	4.3%	23,463	37.5%	2,292	5.9%	29,617	6.0%
Seller 6	—	0.0%	17,624	17.0%	—	0.0%	—	0.0%	—	0.0%	17,624	3.6%
Seller 7	11,414	5.8%	3,865	3.7%	—	0.0%	—	0.0%	—	0.0%	15,279	3.1%
Seller 8	—	0.0%	15,063	14.6%	—	0.0%	—	0.0%	—	0.0%	15,063	3.1%
Seller 9	—	0.0%	—	0.0%	—	0.0%	3,780	6.1%	7,342	18.8%	11,122	2.3%
Seller 10	—	0.0%	—	0.0%	—	0.0%	398	0.6%	9,464	24.3%	9,862	2.0%
Other	22,463	11.5%	23,421	22.7%	31,938	35.5%	9,447	15.1%	8,131	20.8%	95,400	19.5%

	195,554	100.0%	103,374	100.0%	89,834	100.0%	62,525	100.0%	39,030	100.0%	490,317	100.0%

Adjustments(1)	(652)		(1,645)		(1,280)		(1,023)		(841)		(5,441)

Cost, net	$194,902		$101,729		$88,554		$61,502		$38,189		$484,876

(1)	Adjusted for put-backs, account recalls and replacements, purchase price rescissions, and the impact of an acquisition.
(2)	Purchases from Seller 2 were conducted under a forward flow arrangement. As announced in our press release dated January 11, 2005, this arrangement was not renewed for 2005.

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings, and tax payments. Our strong operating performance combined with our equity offerings have resulted in an increase in stockholders’ equity to $118.3 million as of December 31, 2005 from $96.0 million as of December 31, 2004, and $71.4 million as of December 31, 2003. In addition, we had an unrestricted cash balance of $7.0 million at December 31, 2005, after borrowing $191.4 million and repaying $160.9 million in principal on our debt facilities and purchasing $195.6 in receivable portfolios, which includes $96.6 million of receivable portfolios acquired in connection with the Jefferson Capital acquisition.

Effective August 1, 2005, we finalized the terms of our $200 million Revolving Credit Facility. This facility will be used for future receivable portfolio purchases and for working capital needs. At December 31, 2005, of the $200.0 million commitment, our outstanding balance was $77.2 million and our aggregate borrowing base was $153.4 million, of which $76.2 million was available for future borrowings.

In September 2005, we issued $90.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). As part of the offering, we granted the initial purchasers of the Convertible Notes an option, solely to cover over-allotments, to purchase up to an additional aggregate $10.0 million principal amount of the Convertible Notes. This option was exercised in full in October 2005. Proceeds from the Convertible Notes were used to pay down approximately $81.2 million of outstanding indebtedness on the Revolving Credit Facility. Interest on the notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006.

As issued, the Convertible Notes required physical settlement in shares of our common stock at the time of conversion. In October 2005, we obtained stockholder approval of a net-share settlement feature that allows us to settle conversion of the notes through a combination of cash and stock. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $22.34.

Concurrent with the sale of the Convertible Notes in September and October 2005, we purchased call options to purchase from counterparties an aggregate of 4,476,780 shares of our common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. We also sold warrants to the same counterparties to purchase from us an aggregate of 3,984,334 shares of our common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $11.6 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. For a further discussion of the Convertible Notes, the related call options and the Revolving Credit Facility, see Note 7 to the consolidated financial statements.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$31,226	$36,412	$33,971	(1)
Net cash used in investing activities	(144,344)	(90,157)	(19,472)
Net cash provided by financing activities	110,413	24,864	23,361

(1)	Includes net cash proceeds of $7.2 million related to a litigation settlement.

On December 31, 2004 our Secured Financing Facility expired. However, Contingent Interest payments related to our residual collections sharing arrangement with the lender will extend into the future. All of our portfolio purchases are now funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 7 to the consolidated financial statements for more discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

Operating Cash Flows

Net cash provided by operating activities was $31.2 million, $36.4 million and $34.0 million for the year ended December 31, 2005, 2004 and 2003, respectively. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the year ended December 31, 2005 grew $57.5 million, or 24.5% to $292.2 million from $234.7 million for the year ended December 31, 2004. Gross collections for the year ended December 31, 2004 grew $44.2 million, or 23.2% to $234.7 million from $190.5 million for the year ended December 31, 2003.

The increase in gross collections was offset by increases in cash based operating expenses, increases in the payment of interest and tax payments. Total cash basis operating expenses were $128.4 million for the year ended December 31, 2005, compared to $98.5 million for the year ended December 31, 2004 and $71.6 million for the year ended December 31, 2003. The increases year to year are primarily volume-related, driven by our collection growth, as well as increases in rent expense, cost of corporate compliance, and litigation defense costs. Interest payments were $34.7 million, $27.0 million and $19.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in interest payments was primarily the result of contingent interest payments related to our residual collections sharing arrangement for portfolios financed by our Secured Financing Facility and borrowings under the Revolving Credit Facility used to fund the Jefferson Capital acquisition. Tax payments of $25.4 million were made in 2005 compared to $14.7 million in 2004 and $2.0 million in 2003. The $25.4 million paid in 2005 includes a prepayment of income taxes in the amount of $4.3 million. See Management’s Discussion and Analysis for a detailed discussion of operating and interest expenses.

Investing Cash Flows

Net cash used in investing activities was $144.3 million, $90.2 million and $19.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The cash flows used in investing activities for the year ended December 31, 2005 are primarily related to our acquisition of certain assets of Jefferson Capital for $142.9 million which included $96.6 million of receivable portfolios and our acquisition of Ascension Capital, of which $16.0 million of the total consideration consisted of cash. In addition, the Company deposited $2.0 million in an escrow in connection with a three-year employment contract with a key executive of Ascension Capital. These cash outflows were offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $72.0 million and $40.0 million in proceeds from the sale of marketable securities. The cash flows used in investing activities for the year ended December 31, 2004 are primarily related to receivable portfolio purchases of $103.4 million and the purchase of marketable securities of $40.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $54.6 million. The cash flows used in investing activities for the year ended December 31, 2003 are primarily related to receivable portfolio purchases of $89.8 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $70.6 million.

Capital expenditures for fixed assets were $2.9 million, $2.5 million and $1.0 million for years ended December 31, 2005, 2004 and 2003, respectively.

Financing Cash Flows

Net cash provided by financing activities was $110.4 million, $24.9 million and $23.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash provided by financing activities for the year ended December 31, 2005 reflects $191.4 million in borrowings under line of credit agreements, proceeds from the issuance of Convertible Notes of $100.0 million and the sale of $11.6 million of warrants, offset by $160.9 million in repayment of debt principal, the purchase of $27.4 million of call options and the payment of $5.8 million of debt issuance costs. For the year ended December 31, 2004, we financed $78.7 million to fund new portfolio purchases and repaid $53.3 million of principal. For the year ended December 31, 2003, we financed $78.2 million to fund new purchases and repaid $85.5 million of principal. We also received net proceeds of $30.1 million related to our follow-on public offering of common stock during the year ended December 31, 2003.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Capital lease obligations	$702	$239	$463	$—	$—
Operating leases	12,081	1,762	3,146	2,561	4,612
Employment agreements	1,162	584	578	—	—
Secured Note	441	190	251	—	—
Contractual interest on Secured Note	50	27	23	—	—
Secured Financing Facility	19,809	8,303	11,506	—	—
Revolving Credit Facility	77,169	—	77,169	—	—
3.375% Convertible Senior Notes	100,000	—	—	100,000	—
Contractual interest on 3.375% Convertible Senior Notes	16,875	3,375	6,750	6,750	—
Portfolio forward flow agreement	164,003	36,445	72,890	54,668	—
Other	946	722	224	—	—

Total contractual cash obligations	$393,238	$51,647	$173,000	$163,979	$4,612

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivable portfolios. However, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. The table reflects the repayment of the loans under the Secured Financing Facility based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. Our Revolving Credit Facility has a term of three years and to the extent that a balance is outstanding on our line of credit, it would be due in June 2008. Interest on the Revolving Credit Facility is variable and is not included in this table. The portfolio forward flow agreement represents estimated payments under a five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 7 to our consolidated financial statements. For additional information on purchase commitments see Note 12 to our consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved sixteen consecutive quarters of positive net income. We believe that we have sufficient liquidity, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $7.0 million as of December 31, 2005, and $122.8 million in borrowing capacity, and borrowing base availability of $76.2 million, as of December 31, 2005 under our Revolving Credit Facility, to fund operations for at least the next twelve months.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Inflation

We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2005, 2004 and 2003 since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Critical Accounting Policies

Investment in Receivable Portfolios. Prior to January 1, 2005, we accounted for its investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, we began accounting for its investment in receivable portfolios utilizing the interest method in accordance with the provisions of SOP 03-03. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the estimate of undiscounted cash flows expected to be collected over our investment, or cost basis, in the pool. The effective interest rate applied to the cost basis of the pool is remain level, or “static” throughout its life unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition.

As permitted by SOP 03-03, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. Upon adoption of SOP 03-03, all portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 were aggregated by quarter of purchase.

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

Contingent Interest. Under the terms of the our Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup its initial cash investment in each purchased portfolio, then we share the residual collections (“Contingent Interest”) from the receivable portfolios, net of its servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest Expense. See Note 7 to the consolidated financial statements for a further discussion on Contingent Interest.

Deferred Revenue. On August 30, 2005, we acquired substantially all the assets and assumed certain liabilities of Ascension Capital. Ascension Capital provides bankruptcy administration services primarily to holders of motor vehicle secured loans on which the debtor has filed for Chapter 7 or 13 bankruptcy. These services are provided subject to the terms of long-term contracts. Such contracts generally have initial terms of one or two years and automatically renew subsequently for yearly periods. Fees for the bankruptcy administration services are charged on a ‘per referred’ account basis and generally consist of an upfront fee at the time of account referral. This initial fee is typically coupled with either an ongoing monthly service fee per referred account or service specific fees based on a predetermined fee schedule. The servicing deliverable for Chapter 7 accounts is focused on the completion of the bankruptcy process as a whole to the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). Due to practical limitations and constraints, a historical average life of seven months is used instead of actual closure dates. Therefore, the total arrangement consideration (less litigation for client contracts without a separate litigation fee schedule) will be recognized seven months after a referred account is activated. Chapter 13 bankruptcy proceedings, also known as reorganization, are generally designed to restructure an individual’s debts and allow them to propose a repayment plan detailing how they are going to pay back their debts over the plan period. The responsibility of Ascension Capital is to ensure the client claim is recognized by the court to the maximum benefit of the Ascension Capital customer and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period Ascension Capital services Chapter 13 bankruptcy is thirty-five months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is ratably recognized, including any upfront fees received by the Company over time as the services are provided. The litigation deliverable is an as incurred event with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. Any billings in excess of the ratable revenue will be deferred. The average duration period for Chapter 13 bankruptcy will be periodically reviewed for changes.

Convertible Notes Hedge. In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF No. 00-19”) and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the call options and warrants in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Forward Flow Asset. In connection with our acquisition of a business in June 2005 (see Note 2 of the consolidated financial statements), we entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the next five years at a fixed price. We allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statement of financial condition as forward flow asset. We allocate a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. We allocated $4.3 million of the forward flow asset to the cost basis of receivable portfolios purchased during the year ended December 31, 2005. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to us. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. We routinely evaluate the forward flow asset carrying balance for impairment.

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

Income Taxes. We use the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. See Note 10 to the consolidated financial statements for further discussion of income taxes.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”) “Share—Based Payment,” which is a revision of SFAS No. 123, “Accounting for stock-based compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005, and accordingly, we expect to adopt the provisions of this pronouncement in the first quarter of 2006. For periods prior to implementation, we have retained our accounting for stock based employee compensation under APB No. 25 and have only adopted the pro forma disclosure requirements of SFAS No. 123. We expect that the adoption of this statement will reduce our reported net income and earnings per share. The effect of adopting this statement on our historical consolidated statements of operations is reflected on a proforma basis in the “Stock-Based Compensation” section contained in Note 8 to the consolidated financial statements.

Special Note on Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act, as amended (the “Exchange Act”). Many statements, other than statements of historical facts, included or incorporated into this Annual Report on Form 10-K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. In particular, these statements may be found, among other places, under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and “Risk Factors” sections.

Future and actual results could differ materially from those contained in the forward-looking statements due to a number of factors, risk and uncertainties, some of which are beyond our control or cannot be predicted or quantified. Many factors, including but not limited to those set forth in this Annual Report on Form 10-K under “Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements speak only as of the date the statement was made. We are under no obligation, nor do we intend, to update or revise any forward-looking statements to reflect new information or future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Item 7A—Qu antitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2005, we had total variable rate borrowings of $97.0 million, which consisted of our Secured

Financing Facility and our Revolving Credit Facility. See Note 7 to the consolidated financial statements for a further discussion of debt.

Changes in short-term interest rates also affect our earnings as a result of our borrowings under variable rate borrowing agreements. If the market interest rates for our variable rate agreements increase at an average of 10.0%, interest expense would increase, and income before income taxes would decrease by approximately $0.7 million, on an annualized basis, based on the amount of related outstanding borrowings as of December 31, 2005 of $97.0 million. Conversely, if market interest rates decreased an average of 10.0%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.7 million, on an annualized basis, based on borrowings as of December 31, 2005.

Item 8—Consolidated Financial Statements

Encore Capital Group, Inc.

Consolidated Financial Statements

Years ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Capital Group, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2005 the Company adopted the provisions of Statement of Position 03-03, “Accounting for Certain Debt Securities in a Transfer” to account for its investment in receivable portfolios.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encore Capital Group, Inc’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon. As described in management’s report on Internal Control over Financial Reporting, management has excluded Ascension Capital from its assessment of Internal Control over Financial Reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Ascension Capital from our audit of Internal Control over Financial Reporting. Ascension Capital is a wholly owned subsidiary of the Company whose total assets and total revenue represented 8.0% and 2.5%, respectively of the related consolidated financial statements amounts of the Company as of and for the year ended December 31, 2005.

/s/ BDO Seidman, LLP

Costa Mesa, California

February 16, 2006

Encore Capital Group, Inc.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$7,026	$9,731
Investment in marketable securities	—	40,000
Restricted cash	4,212	3,432
Accounts receivable, net	5,515	—
Investment in receivables portfolios, net	256,333	137,963
Property and equipment, net	5,113	3,360
Prepaid income tax	4,289	24
Purchased servicing asset	3,035	—
Deferred tax assets, net	2,040	361
Forward flow asset	38,201	—
Other assets	16,065	6,271
Goodwill	14,148	—
Identifiable intangible assets, net	5,227	—

Total assets	$361,204	$201,142

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$23,101	$17,418
Accrued profit sharing arrangement	16,528	20,881
Deferred revenue	3,326	—
Purchased servicing obligation	1,776	—
Debt	198,121	66,828

Total liabilities	242,852	105,127

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, and 22,651 shares and 22,166 shares issued and outstanding as of December 31, 2005 and 2004, respectively	227	222
Additional paid-in capital	57,989	66,788
Accumulated earnings	59,925	28,834
Accumulated other comprehensive income	211	171

Total stockholders’ equity	118,352	96,015

Total liabilities and stockholders’ equity	$361,204	$201,142

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2005	2004	2003
Revenues
Revenue from receivable portfolios, net	$215,931	$177,783	$115,882
Servicing fees and other related revenue	5,904	692	1,620

Total revenues	221,835	178,475	117,502

Operating expenses
Salaries and employee benefits	52,410	47,193	39,286
Cost of legal collections	35,090	28,202	15,827
Other operating expenses	16,973	13,645	11,335
Collection agency commissions	17,287	4,786	—
General and administrative expenses	13,375	9,212	6,509
Depreciation and amortization	2,686	1,951	2,023

Total operating expenses	137,821	104,989	74,980

Income before other income (expense) and income taxes	84,014	73,486	42,522

Other income (expense)
Interest expense	(32,717)	(35,330)	(20,479)
Other income	929	690	7,380

Total other expense	(31,788)	(34,640)	(13,099)

Income before income taxes	52,226	38,846	29,423
Provision for income taxes	(21,135)	(15,670)	(11,003)

Net income	31,091	23,176	18,420
Preferred stock dividends	—	—	(374)

Net income available to common stockholders	$31,091	$23,176	$18,046

Basic—earnings per share computation:
Net income available to common stockholders	$31,091	$23,176	$18,046

Weighted average shares outstanding	22,299	22,072	10,965

Earnings per share—Basic	$1.39	$1.05	$1.65

Diluted—earnings per share computation:
Net income available to common stockholders	$31,091	$23,176	$18,046
Interest expense on convertible notes, net of tax	207	—	—
Preferred stock dividends	—	—	374

Income available to common stockholders assuming conversion of convertible notes	$31,298	$23,176	$18,420

Weighted average shares outstanding	22,299	22,072	10,965
Incremental shares from assumed conversion of warrants, options, and preferred stock	1,240	1,409	9,908
Incremental shares from assumed conversion of convertible notes	459	—	—

Diluted weighted average shares outstanding	23,998	23,481	20,873

Earnings per share—Diluted	$1.30	$0.99	$0.88

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Par	Shares	Cost
Balance at December 31, 2002	7,411	$74	1,000	$10	$31,479	$(12,388)	$367	$19,542
Net income	—	—	—	—	—	18,420	—	18,420	$18,420
Other comprehensive income: unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	—	—	46	46	46
Other comprehensive loss: decrease in unrealized gain on investment in retained interest, net of tax	—	—	—	—	—	—	(307)	(307)	(307)
Preferred dividends	—	—	—	—	—	(374)	—	(374)	—
Preferred stock converted to common stock	10,000	100	(1,000)	(10)	(90)	—	—	—	—
Net proceeds from issuance of common stock	3,000	30	—	—	30,101	—	—	30,131	—
Exercise of common stock warrants	957	10	—	—	615	—	—	625	—
Exercise of stock options	635	6	—	—	608	—	—	614	—
Tax benefits related to stock option exercises	—	—	—	—	2,546	—	—	2,546	—
Amortization of stock options issued at below market	—	—	—	—	128	—	—	128	—

Balance at December 31, 2003	22,003	220	—	—	65,387	5,658	106	71,371	$18,159

Net income	—	—	—	—	—	23,176	—	23,176	$23,176
Other comprehensive income: unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	—	—	86	86	86
Other comprehensive loss: decrease in unrealized gain on investment in retained interest, net of tax	—	—	—	—	—	—	(21)	(21)	(21)
Exercise of stock options	163	2	—	—	167	—	—	169	—
Tax benefit related to stock option exercises	—	—	—	—	1,125	—	—	1,125	—
Amortization of stock options issued at below market	—	—	—	—	109	—	—	109	—

Balance at December 31, 2004	22,166	222	—	—	66,788	28,834	171	96,015	$23,241

Net income	—	—	—	—	—	31,091	—	31,091	$31,091
Other comprehensive income: unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	—	—	40	40	40
Issuance of common stock for acquisition of business	230	2	—	—	3,997	—	—	3,999	—
Exercise of stock options	255	3	—	—	1,210	—	—	1,213	—
Sale of warrants associated with convertible notes	—	—	—	—	11,573	—	—	11,573	—
Purchase of call options associated with convertible notes	—	—	—	—	(27,418)	—	—	(27,418)	—
Tax benefit from convertible note interest expense	—	—	—	—	490	—	—	490	—
Tax benefit related to stock option exercises	—	—	—	—	1,258	—	—	1,258	—
Amortization of stock options issued at below market	—	—	—	—	91	—	—	91	—

Balance at December 31, 2005	22,651	$227	—	$—	$57,989	$59,925	$211	$118,352	$31,131

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years ended December 31,
	2005	2004	2003
Operating activities
Gross collections	$292,163	$234,676	$190,519
Proceeds from litigation settlement	—	—	11,100
Less:
Amounts collected on behalf of third parties	(1,052)	(2,337)	(4,750)
Amounts applied to principal on receivable portfolios	(72,044)	(54,557)	(70,578)
Legal and other costs related to litigation settlement	—	—	(3,198)
Servicing fees	451	692	1,620
Operating expenses	(128,355)	(98,470)	(71,605)
Interest payments	(7,139)	(2,892)	(5,222)
Contingent interest payments	(27,541)	(24,128)	(14,455)
Other income	929	690	295
Decrease (increase) in restricted cash	(780)	(2,590)	2,263
Income taxes	(25,406)	(14,672)	(2,018)

Net cash provided by operating activities	31,226	36,412	33,971

Investing activities
Cash paid for Jefferson Capital	(142,862)	—	—
Cash paid for Ascension Capital Group	(15,970)	—	—
Escrow deposit on employee retention contract	(2,000)	—	—
Purchases of receivable portfolios	(94,689)	(103,374)	(89,834)
Collections applied to principal of receivable portfolios	72,044	54,557	70,578
Purchases of marketable securities	—	(40,000)	—
Proceeds from the sale of marketable securities	40,000	—	—
Proceeds from put-backs of receivable portfolios	1,996	1,185	799
Purchases of property and equipment	(2,863)	(2,525)	(1,015)

Net cash used in investing activities	(144,344)	(90,157)	(19,472)

Financing activities
Proceeds from notes payable and other borrowings	191,367	78,676	78,226
Proceeds from convertible note borrowings	100,000	—	—
Proceeds from sale of warrants associated with convertible notes	11,573	—	—
Purchase of call options associated with convertible notes	(27,418)	—	—
Repayment of notes payable and other borrowings	(160,947)	(53,288)	(85,478)
Proceeds from sale of common stock, net	—	—	30,131
Proceeds from exercise of common stock options and warrants	1,213	169	1,239
Capitalization of loan fees	(5,816)	(494)	(245)
Payments of preferred dividends	—	—	(374)
Net borrowing (repayment) of capital lease obligations	441	(199)	(138)

Net cash provided by financing activities	110,413	24,864	23,361

Net increase (decrease) in cash	(2,705)	(28,881)	37,860
Cash and cash equivalents, beginning of year	9,731	38,612	752

Cash and cash equivalents, end of year	$7,026	$9,731	$38,612

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows (continued)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Thousands)

	Years ended December 31,
	2005	2004	2003
Net income	$31,091	$23,176	$18,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,686	1,951	2,023
Amortization of loan costs	817	76	603
Amortization of debt discount	—	—	742
Amortization of stock based compensation	91	109	128
Tax benefit from convertible note interest expense	490	—	—
Tax benefit from stock option exercises	1,258	1,125	2,722
Deferred income tax (benefit) expense	(2,062)	815	5,456
Impairment on receivable portfolios	3,143	—	—
Changes in operating assets and liabilities
(Increase) decrease in restricted cash	(780)	(2,590)	2,263
Increase in other assets	(2,956)	(2,254)	(1,339)
Increase in prepaid income tax	(4,265)	—	—
(Decrease) increase in accrued profit sharing arrangement	(4,353)	8,132	1,569
Increase in accounts payable and accrued liabilities	6,066	5,872	1,384

Net cash provided by operating activities	$31,226	$36,412	$33,971

Supplemental schedules of non-cash investing activities:
Property and equipment acquired under capital leases	$721	$—	$253
The Company acquired substantially all the assets and assumed certain liabilities of Ascension Capital Group, Ltd.
Fair value of assets acquired	$25,400	$—	$—
Fair value of liabilities assumed	(4,421)	—	—

Total purchase price	$20,979	—	—

Cash paid at closing	$15,970	—	—
Purchase price adjustment payable	1,010	—	—
Common stock issued	3,999	—	—

Total purchase price	$20,979	$—	$—

See accompanying notes to consolidated financial statements.

Note 1: Ownership, Description of Business, and Significant Accounting Policies

Encore Capital Group, Inc. together with its subsidiaries (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and provider of bankruptcy services to the finance industry. Encore acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios Encore purchases consist primarily of unsecured, charged-off domestic consumer credit card receivables purchased from national financial institutions, major retail credit corporations, and resellers of such portfolios. Acquisitions of receivables portfolios are financed by operations and by borrowings from third parties. See Note 7 to the consolidated financial statements for further discussion of debt.

Basis of Consolidation

Encore is a Delaware holding company whose principal assets are its investments in various wholly owned subsidiaries (collectively the “Company”). Encore also has a wholly owned subsidiary, Midland Receivables 98-1 Corporation, which is not consolidated, but was recorded as an investment in retained interest on the Company’s audited consolidated statements of financial condition. During the second quarter of 2004, the investment in retained interest was fully recovered. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Management has made significant estimates with respect to the rate of return established to recognize accretion revenue on its receivable portfolios and with respect to the impairment of receivable portfolios. In connection with these estimates, management has made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned, and in prior years, those underlying the Company’s retained interest. Every quarter since the fourth quarter of 2003, the Company has updated its collection forecasts of the remaining cash flows of its receivables portfolios utilizing its internally developed forecasting model, the Unified Collection Score (“UCS”).

The Company utilizes its UCS model to project the remaining cash flows from its receivable portfolios, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The Company routinely evaluates and implements enhancements to its UCS model.

Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 7), the realizability of the Company’s net deferred court costs, forward flow asset (see Note 2), other assets (see Note 2), intangible assets (see Note 2) and purchased servicing asset (see Note 6), net deferred tax assets (see Note 10), and the Company’s potential liabilities with respect to its self insured workers compensation and health benefits plans (see Note 12). Actual results are likely to materially differ from these estimates, making it reasonably possible that a material change in these estimates could occur within one year.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company invests its excess cash in bank deposits, money market, and short term commercial debt, which are afforded the highest ratings by nationally recognized rating firms. The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximates its fair value.

Investments in Marketable Securities

Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported as a separate component of comprehensive income. At December 31, 2005, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Interest on securities classified as available-for-sale is included in interest income.

Restricted Cash

Restricted cash primarily represents temporarily unidentified Company collections, collections held on behalf of lenders and collateral requirements for the Company’s self insurance policies.

Investment in Receivables Portfolios

Prior to January 1, 2005, the Company accounted for its investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios utilizing the interest method in accordance with the provisions of AICPA issued Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities in a Transfer”. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool. The effective interest rate applied to the cost basis of the pool is to remain level, or “static” throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition.

As permitted by SOP 03-03, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. Upon adoption of SOP 03-03, all portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 were aggregated by quarter of purchase.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss on impairment. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool.

Collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”).

Acquisitions

The Company’s acquisitions are accounted for as business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combination.” (“SFAS 141”). Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill.

In accordance with SFAS 141, Emerging Issues Task Force (“EITF”) No. 01-3, “Accounting in a Business Combination for Deferred Revenue of an Acquiree”, and EITF 04-11 “Accounting in a Business Combination for Deferred Postcontract Customer Support,” the Company valued the Chapter 7 & 13 bankruptcy “in place” accounts remaining performance obligation over the remaining average life on a fair value basis, scheduled any associated future billings, and present valued the amounts back to the purchase date of August 30, 2005. The fair value of the remaining performance obligation was obtained by determining the direct and incremental cost required to complete performance plus a normal profit margin. The process resulted in accounts having a purchased servicing obligation or purchased servicing asset depending on the amount of future performance obligation verses future billings. The liability/asset is then accreted to revenue/amortized to expense in the same amount and future month as was estimated in the service obligation valuation. See Note 2 for a further discussion on the Company’s acquisitions.

Deferred Revenue

Ascension Capital’s services include, among others, negotiating bankruptcy plans, monitoring and managing the consumer’s compliance with bankruptcy plans, and recommending courses of action to clients when there is a deviation from a bankruptcy plan. The Company accounts for post-acquisition revenue related to the bankruptcy account services provided by Ascension Capital in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue for a given account is allocated between the servicing and litigation deliverables based on their relative fair values and recognized according to whether the referred account is the subject of a Chapter 7 or a Chapter 13 bankruptcy proceeding.

The servicing deliverable for Chapter 7 accounts is focused on the completion of the bankruptcy process as a whole to the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). The litigation deliverable is an as incurred event with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period Ascension Capital services Chapter 7 bankruptcy is seven months, which will be periodically reviewed for changes.

Chapter 13 bankruptcy proceedings, also known as reorganizations, are generally designed to restructure an individual’s debts and allow them to propose a repayment plan detailing how they are going to pay back their debts over the plan period. The responsibility of Ascension Capital is to ensure the client claim is recognized by the court to the maximum benefit of the Ascension Capital customer and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period Ascension Capital services a Chapter 13 bankruptcy is thirty-five months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is ratably recognized, including any upfront fees received by the Company, over time as the services are provided. The litigation deliverable is an as incurred event with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period for Chapter 13 bankruptcy will be periodically reviewed for changes.

Forward Flow Asset

In connection with the Company’s acquisition of a business in June 2005 (see Note 2), the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the subsequent five years at a fixed price. The Company allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statement of financial condition as forward flow asset. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. The Company allocated $4.3 million of the forward flow asset to the cost basis of receivable portfolios purchased during the the year ended December 31, 2005. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to the Company. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. The Company routinely evaluates the forward flow asset carrying balance for impairment.

Identifiable Intangibles Assets and Goodwill

With the acquisition of Jefferson Capital Systems, LLC and Ascension Capital Group, Ltd. during 2005, the Company purchased certain tangible and intangible assets, which includes goodwill. In accordance with the Statement of Financial Accounting Standards, SFAS No. 142 (“FAS 142”), “Goodwill and other Intangibles Assets,” the Company’s identifiable intangible assets, which all fall into one intangible asset class, are recorded at cost and are amortized over their estimated useful lives. The estimated useful lives range from four to seven years (see note 2). Acquired identifiable intangible assets are presented net of accumulated amortization of $0.8 million as of December 31, 2005. The estimated annual aggregate of amortization for intangibles assets is $1.6 million, $1.1 million, $0.8 million, $0.6 million and $0.4 million, from December 31, 2006 through 2010, respectively. Goodwill, (see note 3), pursuant to FAS 142, is not amortized, but rather reviewed annually for impairment.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets, exclusive of Goodwill, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2005.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will be ultimately uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced, recovered, and anticipate recovering. Deferred Court Costs, net of the valuation reserves, were $3.8 million and $1.8 million as of December 31, 2005 and 2004, respectively.

Contingent Interest

Under the terms of the Company’s Secured Financing Facility, once the Company repays the lender for the notes for each purchased portfolio and collects sufficient amounts to recoup its initial cash investment in each purchased portfolio, the Company shares the residual collections (“Contingent Interest”) from the receivable portfolios, net of its servicing fees, with the lender. The Company makes estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, the Company records a portion of the estimated Contingent Interest as accrued profit sharing arrangement and interest expense. See Note 7 to the consolidated financial statements for further discussion of Contingent Interest.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized (see Note 10). The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense on the consolidated statement of operations. See Note 10 to the consolidated financial statements for further discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against the net deferred tax asset. The Company net deferred tax asset as of December 31, 2005 was $2.0 million. The Company has not recorded a valuation allowance based on its estimates of taxable income for the jurisdictions in which it operates and the period over which the deferred tax assets will be realizable.

While the Company has considered future taxable income in assessing the need for the valuation allowance, it could be required to increase the valuation allowance to take into account additional deferred tax assets that it may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on the Company’s income tax provision and net income in the period in which it makes the increase.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.” The Company also has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123” (“SFAS 148”).

In accordance with APB 25, compensation cost relating to stock options granted by the Company is measured as the excess, if any, of the market price of the Company’s stock at the date of grant over the exercise price of the stock options. This expense is recognized over the vesting period of the stock options.

As required by SFAS 148 and SFAS 123, the Company provides pro forma net income and pro forma net income per common share disclosures for stock-based awards made during the periods presented as if the fair-value-based method defined in SFAS 123 had been applied.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2005	2004	2003
Weighted average fair value of options granted	$13.45	$15.21	$5.33
Risk free interest rate	4.15%	3.3%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	117%	132%	112%
Weighted-average expected life of options	5 Years	5 Years	5 Years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$31,091	$23,176	$18,420
Plus: Stock-based employee compensation expense included in reported net income, net of tax	54	65	80
Less: Total stock-based employee compensation expense determined under a fair value based method, net of tax	(3,011)	(1,600)	(912)

Pro forma net income	$28,134	$21,641	$17,588

Earnings per share:
Basic—as reported	$1.39	$1.05	$1.65

Basic—pro forma	$1.26	$0.98	$1.57

Diluted—as reported	$1.30	$0.99	$0.88

Diluted—pro forma	$1.18	$0.92	$0.84

In connection with the Company’s management succession plan, which is described under the heading “Executive Officers and Compensation,” in the Company’s proxy statement filed on April 5, 2005, the vesting provisions of option grants on September 11, 2002 to three executive officers were revised by the Compensation Committee of the Company’s Board of Directors. Under the revised vesting dates, 50% of the options to purchase 208,333 shares at an exercise price of $0.51 per share granted to each of two of the executive officers vested on May 3, 2005, and the remaining 50% will vest no later than May 3, 2006. One of these officers retired on May 3, 2005, but was elected as a director of the Company at the Company’s annual meeting on the same date. One-third of the option to purchase 208,333 shares granted at an exercise price of $0.51 per share to the other executive officer vested on May 3, 2005; an additional one-third will vest no later than May 3, 2006; and the final one-third will vest no later than September 11, 2007. Under the revised vesting provisions, vesting may be accelerated upon the occurrence of an equity event as specified in the respective option agreements. As of December 31, 2005, approximately 228,000 of these options were vested and exercisable. The Compensation Committee of the Company’s Board of Directors reviewed the succession plan and the new vesting provisions of the option grants and determined that the changes associated with these options are not considered a modification that renews or increases the life of the option grant and thus does not result in a new measurement of compensation cost.

Until January 1, 2006, the Company continued to account for all of its stock options in accordance with APB No. 25 with appropriate disclosure of pro forma net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company expects to adopt the provisions of SFAS No. 123R upon its required implementation date of January 1, 2006. The adoption of SFAS 123R, will result in the recording of compensation expense in the Company’s consolidated statement of operations for the unvested option grants based on the fair value of the respective options at the date of grant.

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investment in receivables portfolio, net, long-term debt, and obligations under capital leases. The fair value of cash and cash equivalents, long-term debt and obligations under capital leases approximates their respective carrying values. The Company considers it not practicable to perform a fair value calculation of the finance receivables due to the excessive costs that would be incurred.

Concentrations of Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. Cash balances are generally substantially in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Earnings and Loss Per Share

Earnings and Loss per share are calculated pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” For the years ended December 31, 2004 and 2003, diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. During 2005, dilutive potential common shares also consisted of the assumed conversion of the Company’s convertible notes for the period from September 19, 2005 to October 28, 2005. On October 28, 2005, the Company’s stockholders approved a net share settlement of the Company’s convertible notes, thus not requiring the Company to include the assumed conversion on the convertible notes in the calculation of earnings per share unless the Company’s common stock prices exceeds $22.34 per share. See Note 7 for a more detailed discussion of convertible notes.

Effects of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which is a revision of SFAS 123, “Accounting For Stock-Based Compensation.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R is effective for the Company in the first quarter of 2006 and the Company expects to use the modified prospective application method. For periods prior to implementation, the Company has retained its accounting for stock based employee compensation under APB 25 and has only adopted the pro forma disclosure requirements of SFAS 123. The Company expects that the adoption of this statement will reduce the Company’s reported net income and earnings per share. The effect of adopting this statement on the Company’s historical consolidated statements of operations is reflected on a proforma basis in the “Stock-Based Compensation” section above.

Reclassifications

Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2: Acquisition of Businesses

Ascension Capital Group, Ltd.

On August 30, 2005, the Company acquired substantially all the assets and assumed certain liabilities of Ascension Capital Group, Ltd. (“Ascension Capital”), which included customer contracts and a site in Arlington, Texas. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The initial purchase price consisted of $15.8 million in cash and 230,176 shares of Encore common stock valued at $17.38 per share. In addition, the Company will be required to pay a $1.0 million working capital adjustment as part of the purchase price.

The Company also deposited $2.0 million into an escrow account in connection with the execution of a three-year employment contract with a key executive of Ascension Capital. The Company will recognize the $2.0 million as compensation expense ratably over three years. If the executive voluntarily departs without good reason or is terminated for cause, any unapplied funds from the escrow will be returned to the Company.

The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition. An independent appraisal has been performed for certain identifiable intangible assets acquired in the acquisition. Intangibles assets identified were as follows (in thousands):

Identifiable Intangible Assets	Estimated Fair Value	Useful Economic Life
Trade Name and TradeMarks	$0.8	Indefinite
Internal Use Software	$0.3	4 years
Local Counsel Network	$0.1	4 years
Process/Know How	$0.1	4 years
Customer Relationships	$5.5	6-7 years

Trade Names and TradeMarks were added into Goodwill and the remaining identifiable intangibles assets were grouped as “identifiable intangibles assets” on the consolidated statement of financial condition. The Customer Relationships intangible asset is being amortized over the weighted average life using discounted cash flows, resulting in a majority of the amortization expense being recognized in the earlier portion of the useful life of the asset. The remaining identifiable intangible assets are being amortized on a straight-line basis over the useful economic life of 4 years. Amortization expense for the year ended December 31, 2005 was $0.8 million.

Pro forma disclosures have been omitted due to immateriality. The Company’s allocation of the purchase price, which was determined based on an independent appraisal, is summarized as follows (in thousands):

Total cash consideration	$15,807
Purchase price adjustment payable	1,010
Common stock	3,999
Acquisition-related costs	163

Total purchase price	$20,979

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Accounts receivable	$2,547
Notes receivable	1,789
Purchased Servicing Asset	3,743
Property and equipment	803
Other assets	166
Intangible assets	6,000
Goodwill	10,352

Total assets	25,400

Liabilities:
Accounts payable and accrued liabilities	373
Purchased service obligation	3,615
Debt	433

Total liabilities	4,421

Total purchase price	$20,979

Jefferson Capital

On June 7, 2005, the Company acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (“Jefferson Capital”), a subsidiary of CompuCredit Corporation for $142.9 million in cash. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The results of operations of the business acquired from Jefferson Capital have been included in the Company’s consolidated financial statements from the date of acquisition. As part of the acquisition, the Company acquired a portfolio of charged-off consumer credit card debt with a face value of approximately $2.8 billion, entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs from Jefferson Capital over a five-year period at a fixed price and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at the Company’s collection site in St. Cloud, Minnesota in September 2005, after completion of a three-month transition services agreement with Jefferson Capital. In addition, the Company entered into a two-year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also on a pre-set pricing schedule. To fund this transaction, the Company entered into a new Revolving Credit Facility that initially provided for an aggregate revolving commitment of $150.0 million, which was subsequently increased to $200.0 million. See Note 7 for a further discussion of the Revolving Credit Facility.

The Company’s allocation of the purchase price, which was determined based on an independent appraisal, is summarized as follows (in thousands):

Investment in receivable portfolios	$96,600
Forward flow asset	42,466
Goodwill	3,796

Total purchase price	$142,862

The allocation to the forward flow asset represents the present value of the difference between (a) the estimated fair value of each portfolio to be acquired under the forward flow agreement and (b) the fixed purchase price of each such portfolio. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. The Company allocated $4.3 million of the forward flow asset to the cost basis of receivable portfolios purchased during the year ended December 31, 2005. The allocation to goodwill relates solely to the workforce acquired.

The unaudited pro forma results of operations below presents the impact on the Company’s results of operations as if the Jefferson Capital asset acquisition had occurred at the beginning of each period presented. This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of future operations. Unaudited pro forma information for the years ended December 31, are as follows (in thousands, except per share data):

	2005		2004
	Historical	Pro forma Combined	Historical	Pro forma Combined
Revenues	$221,835	$232,422	$178,475	$191,645
Net income	$31,091	$34,849	$23,176	$25,936
Basic earnings per share	$1.39	$1.56	$1.05	$1.18
Diluted earnings per share	$1.30	$1.45	$0.99	$1.10

Note 3: Goodwill

The following sets forth changes in our goodwill for the year ended December 31, 2005 (in thousands):

Goodwill
Balance at December 31, 2004	$—
Goodwill recorded for the Jefferson Capital acquisition	3,796
Goodwill recorded for Ascension Capital Group acquisition	10,352

Balance at December 31, 2005	$14,148

Note 4: Investment in Receivables Portfolios, Net

Prior to January 1, 2005, the Company accounted for its investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios utilizing the interest method in accordance with the provisions of SOP 03-03. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool. The effective interest rate applied to the cost basis of the pool is to remain level, or “static” throughout the life of the pool unless there was an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition. The Company recognized $3.1 million in receivable portfolio impairments in 2005.

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

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	For the Year Ended December 31, 2005
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2004	$72,740	$263,139	$335,879
Revenue recognized, net	(10,360)	(40,060)	(50,420)
Additions on existing portfolios	11,432	26,162	37,594
Additions for current purchases	—	22,450	22,450

Balance at March 31, 2005	73,812	271,691	345,503
Revenue recognized, net	(9,230)	(44,289)	(53,519)
Additions on existing portfolios	1,694	10,130	11,824
Additions for current purchases	—	141,611	141,611

Ending balance at June 30, 2005	66,276	379,143	445,419
Revenue recognized, net	(6,848)	(51,238)	(58,086)
Additions on existing portfolios	2,394	15,392	17,786
Additions for current purchases	—	15,669	15,669

Ending balance at September 30, 2005	61,822	358,966	420,788
Revenue recognized, net	(5,974)	(47,932)	(53,906)
Additions (Deletions) on existing portfolios	1,268	(1,028)	240
Additions for current purchases	—	50,955	50,955

Ending balance at December 31, 2005	$57,116	$360,961	$418,077

During the year ended December 31, 2005, the Company purchased receivable portfolios with a face value of $5.9 billion for $195.6 million, or a purchase cost of 3.31% of face value. The estimated collections at acquisition for these portfolios amounted to $427.2 million.

Collections realized after the cost basis value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the year ended December 31, 2005 and 2004, approximately $32.4 million and $45.7 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

If the amount and timing of future cash collections on a pool of receivable portfolios are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios. All collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. At December 31, 2005, one portfolio with a book value of $1.0 million was accounted for using the cost recovery method. This portfolio was acquired in connection with the Jefferson Capital acquisition (Note 2) and consisted primarily of bankrupt and deceased accounts. These accounts have different risk characteristics than those included in other portfolios acquired during the quarter and accordingly were aggregated into a separate pool.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Year Ended December 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	193,154	2,400		195,554
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(257,335)	(1,372)	(30,659)	(289,366)
Basis adjustments	(1,996)	—	(2)	(1,998)
Revenue recognized(1)	186,662	—	30,661	217,323
Impairments	(3,143)	—	—	(3,143)

Balance, end of period	$255,299	$1,034	$—	$256,333

Net revenue as a percentage of collections	71.3%	0.0%	100.0%	74.0%

	For the Year Ended December 31, 2004
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$87,249	$1,887	$—	$89,136
Purchases of receivable portfolios	103,374	—	—	103,374
Transfers of portfolios	724	(724)	—	—
Gross collections(1)	(184,783)	(738)	(43,136)	(228,657)
Basis adjustments	(1,136)	(15)	(35)	(1,186)
Revenue recognized(1)	132,125	—	43,171	175,296

Balance, end of period	$137,553	$410	$—	$137,963

Net revenue as a percentage of collections	71.5%	0.0%	100.0%	76.7%

	For the Year Ended December 31, 2003
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$63,253	$915	$—	$64,168
Purchases of receivable portfolios	88,809	1,025	—	89,834
Transfers of portfolios	(1,860)	1,860	—	—
Gross collections	(157,335)	(1,911)	(19,704)	(178,950)
Portion of litigation settlement proceeds applied to carrying value	(692)	—	—	(692)
Basis adjustments	(777)	(2)	(20)	(799)
Revenue recognized	95,851	—	19,724	115,575

Balance, end of period	$87,249	$1,887	$—	$89,136

Net revenue as a percentage of collections	60.9%	0.0%	100.0%	64.6%

(1)	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) was $1.7 million for the year ended December 31, 2005. During the year ended December 31, 2004, gross collections and revenue related to the retained interest were $3.7 million and $2.5 million, respectively. During the year ended December 31, 2003, gross collections and revenue related to the retained interest were $6.8 million and $0.3 million, respectively.

For the year ended December 31, 2005, the Company recorded a $3.1 million provision for impairment losses. No provision for impairment losses was recorded during the years ended December 31, 2004 and 2003.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the year ended December 31, 2005 (in thousands):

Valuation Allowance
Balance at December 31, 2004	$—
Provision for impairment losses	3,143

Balance at December 31, 2005	$3,143

The Company historically has purchased portfolios of charged-off unsecured consumer credit card receivables and relatively few portfolios of charged-off unsecured consumer loans. During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 it began purchasing auto loan deficiencies, in 2004 it began purchasing charged-off consumer telecom receivables, and during 2005, the Company began purchasing charged-off medical receivables. The Company spent $19.2 million, $29.1 million and $6.0 million to purchase non-credit card receivables for the years ended December 31, 2005, 2004 and 2003, respectively. Gross collections related to all portfolios other than credit card receivables amounted to $28.0 million, $21.6 million and $6.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Years Ended December 31,
	2005	2004	2003
Collection sites(1)	$127,980	$122,461	$119,330
Legal collections	88,144	70,167	39,080
Sales	26,739	22,504	28,071
Collection agencies(1)	44,384	13,636	—
Other	4,916	5,908	4,038

Gross collections for the period	$292,163	$234,676	$190,519

(1)	Collection agencies for the year ended December 31, 2005, includes collections made by the Jefferson Capital employees through the end of the three-month transition services agreement, which expired in September 2005. Collections made by these employees subsequent to the expiration of the transition services agreement are included in collection sites. Collections by Jefferson Capital employees included in collection agencies were $3.4 million during the transition services agreement.

Note 5: Property and Equipment

Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2005	December 31, 2004
Furniture, fixtures and equipment	$1,750	$1,433
Computer equipment and software	10,519	10,867
Telecommunications equipment	2,106	1,856
Leasehold improvements	1,495	1,301

	15,870	15,457
Accumulated depreciation and amortization	(10,757)	(12,097)

	$5,113	$3,360

Note 6: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2005	December 31, 2004
Debt issuance costs	$5,441	$443
Deferred court costs, net	3,811	1,769
Deferred compensation assets	3,887	2,351
Prepaid employment agreement	1,778	—
Other	1,148	1,708

	$16,065	$6,271

Deferred court costs represent court costs incurred by the Company in connection with collection related litigation that the Company expects to recoup upon settlement of the related accounts, net of an allowance for uncollectible court costs.

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	December 31, 2005	December 31, 2004
Convertible Senior Notes	$100,000	$—
Revolving Credit Facility	77,169	9,829
Secured Financing Facility	19,809	56,599
Secured Notes	441	139
Capital Lease Obligations	702	261

	$198,121	$66,828

Convertible Senior Notes

In September 2005, the Company issued $90.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). As part of the offering, the Company granted the underwriters of the offering an option, solely to cover over-allotments, to purchase up to an additional aggregate $10.0 million principal amount of the Convertible Notes. This option was exercised in full in October 2005. Interest on the notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006.

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

As issued, the Convertible Notes required physical settlement in shares of the Company’s common stock at the time of conversion. In October 2005, the Company obtained stockholder approval of a net-share settlement feature, that allows the Company to settle conversion of the notes through a combination of cash and stock. Based on the provisions of EITF 90-19 and EITF 00-19, the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133. As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were $3.4 million, which have been capitalized as debt issuance costs on the Company’s consolidated statement of financial condition and are being amortized on an effective interest rate method over the term of the Convertible Notes.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of the Company’s common stock. A holder may convert the Convertible Notes prior to March 19, 2010 only if one or more of the following conditions are satisfied:

•	the average of the trading prices of the Convertible Notes for any five consecutive trading day period is less than 103% of the average of the conversion values of the Convertible Notes during that period;

•	the Company makes certain significant distributions to holders of the Company’s common stock;

•	the Company enters into specified corporate transactions; or

•	the Company’s common stock ceases to be approved for listing on the Nasdaq National Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

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

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to March 19, 2010, the Company may be obligated to pay an additional make-whole premium with respect to the Convertible Notes so converted.

Convertible Notes Hedge Strategy. Concurrent with the sale of the Convertible Notes in September and October 2005, the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 3,984,334 shares of the Company’s common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $11.6 million. Taken together, the call options and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options, as issued, required physical settlement in shares. In October 2005, the Company obtained stockholder approval of a net-share settlement feature for the Convertible Notes which in turn, resulted in a modification of the call options to net-share settlement. The warrants must be settled in net shares, which means that if the market price per share of the Company’s common stock is above $29.04 per share, the Company will be required to deliver shares of its common stock representing the value of the warrants in excess of $29.04 per share.

In accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF No. 00-19”) and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded the call options and warrants as additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

The warrants have a strike price of $29.04 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

Revolving Credit Facility

On June 30, 2004, the Company entered into a $75.0 million, three-year revolving credit facility to be utilized for the purposes of purchasing receivable portfolios and for working capital needs. On June 7, 2005, the Company replaced the $75.0 million revolving credit facility with a new $150.0 million revolving facility (“Revolving Credit Facility”) from the same financial institution. Effective August 1, 2005, the Company amended the Revolving Credit Facility. The amendment contained several provisions including an increase of the facility to $200.0 million, changes to certain financial covenants, the ability to increase the facility to $225.0 million, a reduction on the interest spreads and the ability to incur certain additional indebtedness.

The Revolving Credit Facility has a maturity date of June 7, 2008 and bears interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 300 basis points, depending on the Company’s leverage; or (b) the higher of (1) the federal funds rate then in effect plus a spread of 50 to 75 basis points and (2) the prime rate then in effect plus a spread that ranges from 0 to 25 basis points. The applicable margin will be adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to the Company’s consolidated statement of financial condition and results of operations. At December 31, 2005, amounts outstanding under the Revolving Credit Facility bore interest at 7.50%. The Revolving Credit Facility is secured by all assets of the Company, except for the assets of the Company’s wholly-owned subsidiary, MRC Receivables Corporation, in which the Company’s former secured lender has a first priority security interest. The Revolving Credit Facility also requires the Company to pay certain fees and expenses to the lender in connection with the related commitment letter and the Revolving Credit Facility.

The Revolving Credit Facility provides for an aggregate revolving commitment of $200.0 million, subject to borrowing base availability, with $5.0 million sub-limits for swingline loans and letters of credit. The Revolving Credit Facility borrowing base provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by (i) the purchase price multiplied by (ii) 85% less 3% per month beginning after the third complete month subsequent to purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, and (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005. This financing arrangement does not require the Company to share residual collections with the lender and may be pre-paid in full without penalty

The terms of the Revolving Credit Facility include restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial covenants requiring maintenance of specified ratios of EBITDA to liabilities, tangible net worth to liabilities and EBIT to interest expense. Subject to certain exceptions, the dividend restriction referred to above generally provides that the Company will not, during any fiscal year, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 20% of consolidated net income for such period.

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

At December 31, 2005, of the $200.0 million commitment, our outstanding balance was $77.2 million and our aggregate borrowing base was $153.4 million, of which $76.2 million was available for future borrowings. See Note 2 of our consolidated financial statements for a discussion of the acquisition of certain assets from Jefferson Capital.

In conjunction with establishing and amending this Revolving Credit Facility in 2005 and 2004, the Company incurred loan fees and other loan costs amounting to $3.0 million. These costs are amortized over the term of the amended agreement.

Secured Financing Facility

On December 31, 2004, the $75.0 million secured financing facility (the “Secured Financing Facility”) expired. The Secured Financing Facility was entered into on December 20, 2000 by MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity to finance the purchase of receivable portfolios. The facility generally provided for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. Amounts outstanding under the Secured Financing Facility bore interest at 10.25% at December 31, 2005. Notes issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual collections from the receivable portfolios, net of servicing fees. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. New advances for portfolio purchases under the Secured Financing Facility are not available beyond the December 31, 2004 expiration date. The Company was required to give the lender the opportunity to fund all of its purchases of charged-off credit card receivables with advances on the Secured Financing Facility through December 31, 2004. Most purchases during the fourth quarter of 2004 were financed under an amendment to the Secured Financing Facility that provides for a cap, as defined, on the total amount of interest owed to the lender for such borrowings.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Stated interest	$3,248	$2,462	$2,233
Amortization of loan fees	—	—	51
Contingent interest	23,187	32,261	16,024

Total interest expense	$26,435	$34,723	$18,308

The Secured Financing Facility had a balance of $19.8 million as of December 31, 2005 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $62.4 million at that time. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

In conjunction with the Secured Financing Facility, the Company issued warrants to purchase up to 621,576 shares of Encore’s common stock at $1.00 per share subject to customary anti-dilution adjustments. The Secured Financing Facility lender exercised all of the warrants in December 2003.

Secured Notes

Secured notes represents various notes entered into by the Company and assumed by the Company in connection with the Ascension Capital acquisition. The notes are secured by various equipment and carry interest rates ranging from 7.25% to 8.25% as of December 31, 2005. The notes mature at various dates ranging from June 2006 to August 2008. The Secured Notes had a balance of $0.4 million as of December 31, 2005.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,372 through November 2008 and has an implicit interest rates ranging 2.9% to 3.1%. The capital lease obligations outstanding balance was $0.7 million as of December 31, 2005.

Five Year Maturity Schedule

The following table summarizes the five year maturity of the Company’s debt (in thousands):

	2006	2007	2008	2009	2010	Total
Convertible Senior Notes	—	—	—	—	$100,000	$100,000
Revolving Credit Facility	—	—	$77,169	—	—	$77,169
Secured Financing Facility	$8,303	$11,506	—	—	—	$19,809
Secured Notes	$190	$101	$150	—	—	$441
Capital Lease Obligations	$239	$246	$217	—	—	$702

Total						$198,121

Note 8: Stock Based Compensation

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

On November 1, 2005, the Board of Directors of the Company adopted a new long-range incentive program (“Performance Shares”) to officers, executives, and other eligible employees pursuant to the Encore Capital Group, Inc. 2005 Stock Incentive Plan. The program will make annual grants of performance shares subject to the following criteria:

a)	the aggregate value of the Annual Grants will be based on a stated percentage of the recipient’s base salary;

b)	the target award percentage for eligible recipients, grouped by management seniority, will be determined by the Committee annually, based upon competitive market data; and

c)	the performance targets for the Performance Shares and the vesting schedules for both the Performance Shares will also be determined by the Committee annually.

As of December 31, 2005, the Company issued 62,550 of performance share grants that could vest from 2006 to 2010, depending if certain performance criteria are achieved. If no such performance criteria are met, 50% of the shares vest in 2010 and the remaining 50% are forfeited.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price
Outstanding at December 31, 2002	1,820,999	$0.35-$1.00	$0.76
Granted	661,000	1.30-11.00	6.23
Cancelled	(100,666)	0.35-1.30	0.87
Exercised	(634,869)	0.35-1.00	0.97

Outstanding at December 31, 2003	1,746,464	0.35-11.00	2.75
Granted	524,000	16.17-18.63	17.43
Cancelled	(22,165)	0.35-16.17	7.87
Exercised	(162,810)	0.35-4.50	1.03

Outstanding at December 31, 2004	2,085,489	0.35-18.63	6.52
Granted	929,900	15.42-20.30	16.66
Cancelled	(96,161)	1.30-16.93	13.17
Exercised	(255,000)	0.35-16.17	4.76

Outstanding at December 31, 2005	2,664,228	$0.35-$20.30	$9.99

The total options exercisable as of December 31, 2005, 2004, and 2003 were 984,124, 535,173 and 201,724, respectively, with weighted average exercise prices of $5.21, $5.06 and $6.28, respectively.

The following table summarizes outstanding and exercisable options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price
$0.35-$0.52	626,164	$0.50	6.66	278,944	$0.49
1.00	244,002	1.00	5.25	244,002	1.00
1.30	153,662	1.30	7.08	88,169	1.30
2.95	37,500	2.95	7.30	20,834	1.30
4.50	833	4.50	7.35	—	—
11.00	241,667	11.00	7.83	241,667	11.00
15.42	300,000	15.42	9.34	—	—
16.17	170,500	16.17	8.27	57,174	16.17
16.19	359,900	16.19	9.84	—	—
16.93	10,000	16.93	8.34	3,334	16.93
17.83	35,000	17.83	9.45	—	—
18.02	150,000	18.02	9.59	—	—
18.63	250,000	18.63	8.72	50,000	18.63
20.09	60,000	20.09	9.08	—	—
20.30	25,000	20.30	9.16	—	—

$0.35-$20.30	2,664,228	$9.99	7.98	984,124	$5.21

Note 9: Public Offering

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

Note 10: Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Current expense:
Federal	$18,168	$11,952	$3,628
State	5,029	2,903	1,919

	23,197	14,855	5,547

Deferred expense (benefit):
Federal	(1,681)	639	5,114
State	(381)	176	342

	(2,062)	815	5,456

	$21,135	$15,670	$11,003

The components of deferred tax assets and liabilities consist of the following as of December 31 for the years presented (in thousands):

	2005	2004
Deferred tax assets:
State tax deductions	$462	$280
Accrued expenses	577	712
Contributions to non qualified plan	1,130	943
Deferred revenue	2,163	—
Differences in income recognition related to receivable portfolios and retained interest	3,232	2,942

	7,564	4,877

Deferred tax liabilities:
Contingent interest expense	2,639	3,071
Deferred court costs	1,552	720
Difference in basis of amortizable assets	309	—
Difference in basis of depreciable assets	987	608
Other	37	117

	5,524	4,516

Net deferred tax asset	$2,040	$361

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum for the years ended December 31, 2005 and 2004 and 34% per annum for the year ended December 31, 2003 were as follows (in thousands):

	2005	2004	2003
Computed “expected” federal income tax expense	$18,279	$13,596	$10,004
Increase (decrease) in income taxes resulting from:
State income taxes, net	2,975	2,226	1,561
Other adjustments, net	(119)	34	(562)
Decrease in valuation allowance	—	(186)	—

	$21,135	$15,670	$11,003

Concurrent with the sale of the Convertible Notes in September and October 2005 (see Note 7), the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company is treating the Convertible Notes and the purchased call options as integrated synthetic debt instruments pursuant to applicable Treasury Regulations. The cost of the call options is treated as original issue discount (“OID”), reducing the carrying value of the Convertible Notes for tax purposes and is amortized using the constant yield method. For 2005, the Company has treated the current deduction of the OID interest as a credit to equity in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

Note 11: Litigation Settlement

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

During the first quarter of 2003, the Company recorded a net gain of $7.2 million, which was comprised of the net proceeds of $7.9 million, reduced by the remaining carrying value of the related receivables portfolios as of March 31, 2003, which was $0.7 million.

Note 12: Commitments and Contingencies

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

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (Triarc), a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. The Company has recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of 12 cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Leases

The Company leases office facilities and equipment in Phoenix, Arizona, Arlington, Texas, St. Cloud, Minnesota and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $2.0 million, $1.1 million and $1.0 million during 2005, 2004 and 2003, respectively.

Commitments for future minimum rentals as of December 31, 2005 are presented below for the years ending December 31 (in thousands):

2006	2007	2008	2009	>2009	Total
$1,762	$1,618	$1,529	$1,276	$5,896	$12,081

The Company leases certain property and equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. At December 31, 2005 and 2004, the cost of assets under capital leases was $1.9 million and $1.3 million, respectively. The related accumulated amortization as of December 31, 2005 and 2004 was $1.3 million and $1.1 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31 (in thousands):

2006	2007	2008	Total	Interest(1)	Principal
$256	$256	$221	$733	$(31)	$702

(1)	This amount represents interest ranging from 2.9% to 3.1% per annum

Purchase Commitments

In connection with the Company’s acquisition of Jefferson Capital in June 2005 (see Note 2), the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. Future minimum purchase commitments under this agreement are as follows as of December 31, 2005 (amounts in thousands):

2006	2007	2008	2009	2010	Total
$36,445	$36,445	$36,445	$36,445	$18,223	$164,003

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2005, the plan assets and plan liabilities were $3.9 million and $3.2 million, respectively. As of December 31, 2004, the plan assets and plan liabilities were each $2.4 million. These amounts are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Employment Agreements

On July 5, 2005, the Company announced the appointment of a new Executive Vice President and General Manager. The Company entered into a severance agreement, pursuant to which if the executive is terminated without cause, as defined in the agreement, the Company is required to make a severance payment in an amount not to exceed twelve months’ salary, depending on his length of tenure with the company.

In June 2005, the Company entered into an employment agreement with an executive officer, which provides a three year term and a one-year automatic renewal. The base compensation aggregates $0.4 million per annum, plus incentive compensation, as defined. The agreement provides for severance payments for termination without cause, over the longer of the then remaining effective term of the agreement or eighteen months, plus pro rated bonus, and a lump sum payment equal to one and a half years’ base salary plus 150% of the average annual bonuses over the preceding three years following a “control event”, as defined in the agreement.

Also, in June 2005, the Company entered into another employment agreement with another executive officer, which provides a term through May 3, 2006. The base compensation aggregates $0.4 million per annum, plus incentive compensation, as defined. The agreement also provides for a lump sum severance payment for termination without cause, equal to 100% of base salary from the date of termination through May 3, 2006, plus 100% of the annual bonus.

In May 2005, the Company appointed a new Executive Vice President, Chief Financial Officer and Treasurer. The Company has a severance agreement with such officer that provides for severance payments for termination, up to a maximum of twelve months. In addition, if a change in control occurs, the Company is required to pay twelve months of base salary, plus pro rated bonus through the termination date.

Self Insured Health Benefits

Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $100 thousand per employee per year, and $2.2 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2005 and 2004, the Company recorded a reserve for unpaid claims in the amount of $0.5 million and $0.4 million, respectively, in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to December 31, 2005.

Self Insured Workers Compensation Plan

Effective November 1, 2003, the Company established a self-insured workers compensation plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $250 thousand per employee per occurrence, and $1.5 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2005 and 2004, the Company recorded a reserve for unpaid claims in the amount of $0.6 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to December 31, 2005.

Guarantees

The Company’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that we will indemnify and hold harmless our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements and portfolio purchase and sale agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005.

Long Term Incentive Program

On November 1, 2005, the Board of Directors of the Company adopted a new long-range incentive program for the grant of performance based restricted stock (“Performance Shares”) and or stock options to officers, executives, and other eligible employees pursuant to the Encore Capital Group, Inc. 2005 Stock Incentive Plan. Pursuant to the program, the Board will make annual grants of Performance Shares and or stock options subject to the following criteria:

•	the aggregate value of the Annual Grants will be based on a stated percentage of the recipient’s base salary;

•	the target award percentage for eligible recipients, grouped by management seniority, will be determined by the Committee annually, based upon competitive market data; and

•	the performance targets for the Performance Shares and the vesting schedules for both the Performance Shares and stock options will also be determined by the Committee annually.

As of December 31, 2005, the Company has granted 62,550 Performance Shares that could vest from 2006 to 2010, if certain performance criteria are achieved.

Funding Commitments

In 2005, the Company agreed to commit capital to pursue a joint business opportunity with an unrelated third party. As of December 31, 2005, the Company’s remaining funding commitment was $0.9 million.

Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate costs for the three year periods, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For the Years Ended December 31,
	2005		2004		2003		Total
	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$116,862	59.8%	$—	0.0%	$—	0.0%	$116,862	30.1%
Seller 2	44,815	22.9%	21,300	20.6%	—	0.0%	66,115	17.0%
Seller 3(2)	—	0.0%	20,454	19.8%	30,420	33.9%	50,874	13.1%
Seller 4	—	0.0%	1,647	1.6%	23,614	26.3%	25,261	6.5%
Seller 5	—	0.0%	17,624	17.0%	—	0.0%	17,624	4.5%
Seller 6	11,414	5.8%	3,865	3.7%	—	0.0%	15,279	3.9%
Seller 7	—	0.0%	15,063	14.6%	—	0.0%	15,063	3.9%
Seller 8	—	0.0%	—	0.0%	9,458	10.5%	9,458	2.4%
Seller 9	7,031	3.6%	—	0.0%	—	0.0%	7,031	1.8%
Seller 10	—	0.0%	—	0.0%	6,364	7.1%	6,364	1.7%
Other	15,432	7.9%	23,421	22.7%	19,978	22.2%	58,831	15.1%

	195,554	100.0%	103,374	100.0%	89,834	100.0%	388,762	100.0%

Adjustments(1)	(652)		(1,645)		(1,280)		(3,577)

Cost, net	$194,902		$101,729		$88,554		$385,185

(1)	Adjusted for put-backs, account recalls and replacements.
(2)	Purchases from Seller 3 were conducted under a forward flow arrangement that was not renewed for 2005.

Note 13: Segment Reporting

In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.” SFAS No. 131 establishes standards in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2005, the Company has determined it operates in more than one segment, however, based on requirements of SFAS No. 131, under “Quantitative Thresholds” the operating segment of Ascension Capital does not meet the minimum requirement of 10% of combined revenues, reported profit or loss, or combined assets and accordingly, no segment disclosures have been made for year ended December 31, 2005.

Note 14: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Gross collections	$65,853	$70,407	$83,899	$72,004
Revenues	50,476	53,758	59,225	58,376
Total operating expenses	30,291	31,904	37,632	37,994
Net income	7,452	8,097	7,779	7,763
Basic earnings per share	0.34	0.36	0.35	0.35
Diluted earnings per share	0.32	0.34	0.33	0.32

2004
Gross collections	$63,996	$57,401	$59,904	$53,375
Revenues	42,387	43,586	46,523	45,979
Total operating expenses	23,316	25,435	28,315	27,923
Net income	6,016	5,595	5,882	5,683
Basic earnings per share	0.27	0.25	0.27	0.26
Diluted earnings per share	0.26	0.24	0.25	0.24

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on 10-K, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Encore Capital Group, Inc. and its subsidiaries (the “Company”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2005, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment (which excludes an assessment of internal control with respect to the acquired operations of Ascension Capital), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management has excluded Ascension Capital from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. Ascension Capital is a wholly owned subsidiary of the Company whose total assets and total revenue represented 8.0% and 2.5%, respectively of the related consolidated financial statements amounts of the Company as of and for the year ended December 31, 2005.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of Encore’s internal control over financial reporting as of December 31, 2005. Its report is included herein.

Changes in Internal Control over Financial Reporting

There were no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As described in Management’s Report on Internal Control Over Financial Reporting, and as permitted by guidance provided by the Securities and Exchange Commission on purchase business combinations, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ascension Capital, which represents 2.5% and 8.0% of total revenues and assets, respectively, of the Company, as reflected in its consolidated financial statements for the year ended December 31, 2005. Our audit of internal control over financing reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ascension Capital.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Encore Capital Group, Inc.

San Diego, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Encore Capital Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As described in Managements Report on Internal Control over Financial Reporting, management has excluded Ascension Capital from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Ascension Capital from our audit of internal control over financial reporting. Ascension Capital is a wholly owned subsidiary of the Company whose total assets and total revenue represented 8.0% and 2.5%, respectively of the related consolidated financial statements amounts of the Company as of and for the year ended December 31, 2005.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2005 and our report dated February 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Costa Mesa, California

February 16, 2006

Items 9B—Other Information

None

PART III

Items—10, 11, 12, 13 AND 14

The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2006 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information. Notwithstanding the foregoing, information appearing in the sections ‘Executive Compensation Report of the Compensation Committee’ and ‘Stock Price Performance Graph’ shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) Consolidated Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this Form 10-K.

(b) Exhibits.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2005)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

4.2	Registration Rights Agreement, dated as of December 20, 2000, between the Company and CFSC Capital Corp. VIII (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.3	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.4	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.5	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.6	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.7	Form of 3.375% Convertible Senior Notes due 2010. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.1	Net Industrial Building Lease by and between Midland Credit Management, Inc. and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the “Office Lease”) (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 14, 1999 (“Amendment No. 1”))

10.2	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)

10.3	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

10.4	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)

10.5	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)

10.6	Fifth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.7	Sixth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.8	Option to Extend Office Lease dated October 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.9	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.10	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.11	Sublease dated as of February 12, 2004, by and between Southwestern Bell Telephone, L.P., successor in interest to Southwestern Bell Telephone Company, and Ascension Capital Group, Ltd., a Texas limited partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2006)

10.12	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement dated March 30, 2004)

10.13	Form of Option Agreement under 1999 Equity Participation Plan (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on June 14, 1999 (“Amendment No. 2”))

10.14	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2002)

10.15	Amendment to Executive Non-Qualified Excess Plan, effective January 31, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 2, 2004)

10.16	2005 Stock Incentive Plan (incorporated by reference to Appendix I to the Company’s proxy statement dated April 4, 2005)

10.17	Form of Option Agreement pursuant to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.18	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (the “Secured Financing Facility”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2001)

10.19	First Amendment, dated as of June 26, 2003, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003)

10.20	Third Amendment, dated as of November 29, 2004, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2004)

10.21	Servicing Agreement relating to the Secured Financing Facility, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.22	First Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.23	Second Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of June 26, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.24	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.26	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.27	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.28	Transition Agreement dated as of June 13, 2005 between the Company and Barry R. Barkley (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.29	Employment Agreement dated as of June 13, 2005 between the Company and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.30	Employment Agreement dated as of June 13, 2005 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.31	Severance Agreement dated as of September 20, 2004 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.32	Severance Agreement dated June 12, 2005 between Midland Credit Management, Inc. and Ron Eckhardt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2005)

10.33	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2005)

10.34	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.35	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.36	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.37	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.38	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.39	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.40	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.41	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.42	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.43	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.44	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP, dated March 15, 2006 to the incorporation by reference of their report dated February 16, 2006, in the Company’s Registration Statements on Form S-8. (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/S/ J. BRANDON BLACK
J. Brandon Black Chief Executive Officer

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ J. BRANDON BLACK J. Brandon Black	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/S/ PAUL GRINBERG Paul Grinberg	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ BARRY BARKLEY* Barry Barkley	Director	March 15, 2006

/S/ RAY FLEMING* Ray Fleming*	Director	March 15, 2006

/S/ CARL C. GREGORY, III* Carl C. Gregory, III	Director	March 15, 2006

/S/ ERIC D. KOGAN* Eric D. Kogan	Director	March 15, 2006

/S/ ALEXANDER LEMOND* Alexander Lemond	Director	March 15, 2006

/S/ RICHARD MANDELL* Richard Mandell	Director	March 15, 2006

/S/ PETER W. MAY* Peter W. May	Director	March 15, 2006

/S/ NELSON PELTZ* Nelson Peltz	Director	March 15, 2006

* /S/ J. BRANDON BLACK	Director	March 15, 2006

As attorney-in-fact pursuant to power of attorney dated February and March 2006.