Form 10-Q
period 2006-03-31
ENCORE CAPITAL GROUP INC
filed 2006-05-09
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at April 24, 2006
Common Stock, $0.01 par value	22,775,978 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	March 31, 2006 (Unaudited)	December 31, 2005 (A)
Assets
Cash and cash equivalents	$6,739	$7,026
Restricted cash	5,302	4,212
Accounts receivable, net	3,504	5,515
Investment in receivable portfolios, net	252,409	256,333
Property and equipment, net	4,811	5,113
Prepaid income tax	12,464	13,570
Purchased servicing asset	2,474	3,035
Forward flow asset	35,798	38,201
Other assets	16,262	16,065
Goodwill	14,148	14,148
Identifiable intangible assets, net	4,827	5,227

Total assets	$358,738	$368,445

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$18,938	$23,101
Accrued profit sharing arrangement	13,759	16,528
Deferred tax liabilities, net	7,963	7,241
Deferred revenue	4,344	3,326
Purchased servicing obligation	1,338	1,776
Debt	186,506	198,121

Total liabilities	232,848	250,093

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,776 shares and 22,651 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	228	227
Additional paid-in capital	60,729	57,989
Accumulated earnings	64,603	59,925
Accumulated other comprehensive income	330	211

Total stockholders’ equity	125,890	118,352

Total liabilities and stockholders’ equity	$358,738	$368,445

(A) Derived from the audited consolidated financial statements as of December 31, 2005.

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Revenue from receivable portfolios, net	$57,574	$50,420
Servicing fees and other related revenue	2,906	56

Total revenues	60,480	50,476

Operating expenses
Salaries and employee benefits	16,279	12,600
Stock-based compensation expense	1,381	—
Cost of legal collections	11,278	8,356
Other operating expenses	6,446	4,642
Collection agency commissions	4,613	2,024
General and administrative expenses	3,733	2,158
Depreciation and amortization	960	511

Total operating expenses	44,690	30,291

Income before other income (expense) and income taxes	15,790	20,185

Other income (expense)
Interest expense	(7,951)	(8,087)
Other income	50	405

Total other expense	(7,901)	(7,682)

Income before income taxes	7,889	12,503
Provision for income taxes	(3,211)	(5,051)

Net income	$4,678	$7,452

Basic - earnings per share computation:
Net income available to common stockholders	$4,678	$7,452

Weighted average shares outstanding	22,681	22,227

Earnings per share – Basic	$0.21	$0.34

Diluted - earnings per share computation:
Net income available to common stockholders	$4,678	$7,452

Weighted average shares outstanding	22,681	22,227
Incremental shares from assumed conversion of stock options	1,132	1,353

Diluted weighted average shares outstanding	23,813	23,580

Earnings per share – Diluted	$0.20	$0.32

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income

	Shares	Par
Balance at December 31, 2005	22,651	$227	$57,989	$59,925	$211	$118,352
Net income	—	—	—	4,678	—	4,678	$4,678
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	119	119	119
Exercise of stock options	125	1	143	—	—	144	—
Stock-based compensation related to stock options	—	—	1,381	—	—	1,381	—
Tax benefit related to stock option exercises	—	—	786	—	—	786	—
Tax benefit from convertible note interest expense	—	—	430	—	—	430	—

Balance at March 31, 2006	22,776	$228	$60,729	$64,603	$330	$125,890	$4,797

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Gross collections	$87,616	$65,853

Less:
Amounts collected on behalf of third parties	(168)	(274)
Amounts applied to principal on receivable portfolios	(29,579)	(15,160)
Servicing fees	51	56
Operating expenses	(41,580)	(32,997)
Interest payments	(2,187)	(1,151)
Contingent interest payments	(7,455)	(8,205)
Other income	50	405
Increase in restricted cash	(1,090)	(1,248)
Income taxes	(249)	(1,490)
Excess tax benefits from stock-based payment arrangements	(730)	—

Net cash provided by operating activities	4,679	5,789

Investing activities
Purchases of receivable portfolios	(24,688)	(19,523)
Collections applied to principal of receivable portfolios	29,579	15,160
Proceeds from the sale of marketable securities	—	24,000
Proceeds from put-backs of receivable portfolios	1,148	258
Purchases of property and equipment	(265)	(431)

Net cash provided by investing activities	5,774	19,464

Financing activities
Proceeds from notes payable and other borrowings	3,000	2,088
Repayment of notes payable and other borrowings	(14,555)	(22,516)
Proceeds from exercise of common stock options and warrants	144	588
Excess tax benefits from stock-based payment arrangements	730	—
Repayment of capital lease obligations	(59)	(46)

Net cash used in financing activities	(10,740)	(19,886)

Net increase (decrease) in cash	(287)	5,367
Cash and cash equivalents, beginning of year	7,026	9,731

Cash and cash equivalents, end of year	$6,739	$15,098

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$4,678	$7,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	960	511
Amortization of loan costs	400	44
Stock-based compensation expense	1,381	27
Tax benefit from convertible note interest expense	430	—
Tax benefit from stock option exercises	786	526
Deferred income tax expense	722	9,564
Excess tax benefits from stock-based payment arrangements	(730)	—
Impairment on receivable portfolios, net	288	—
Changes in operating assets and liabilities
(Increase) in restricted cash	(1,090)	(1,248)
Decrease (increase) in other assets	1,981	(5)
Decrease (increase) in prepaid income tax	1,106	(6,537)
(Decrease) in accrued profit sharing arrangement	(2,769)	(1,321)
(Decrease) in accounts payable and accrued liabilities	(3,464)	(3,224)

Net cash provided by operating activities	$4,679	$5,789

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. together with its subsidiaries (“Encore”) is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and provider of bankruptcy services to the finance industry. Encore acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon Encore’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios Encore purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiencies, telecom, and healthcare receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 6 for further discussion of debt.

Encore is a Delaware holding company whose principal assets are its investments in various wholly owned subsidiaries (collectively the “Company”).

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies

Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2005 for a summary of the Company’s significant accounting policies.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the Company’s opinion, however, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2006, and its consolidated results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005, respectively. The unaudited interim condensed consolidated results of operations of the Company for the three months ended March 31, 2006 may not be indicative of future results. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 15, 2006.

Effects of New Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting For Stock-Based Compensation.” In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires establishing assumptions and estimates of weighted-average fair value per share of options granted and performance shares issued, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, which is consistent with that used for pro forma disclosures under SFAS No. 123. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, and restricted stock units, that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statement of Cash Flows.

Reclassification

Certain amounts included in the accompanying prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Upon completion of a detailed analysis performed this quarter on its net tax assets, the Company determined that additional tax portfolio amortization deductions should be reflected as an increase in its prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on the Company’s consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly has no impact to the consolidated statements of operations.

Note 3: Stock-Based Compensation

On January 1, 2006, the Company implemented SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R requires establishing assumptions and estimates of weighted-average fair value of stock options granted and restricted stock issued (“performance shares”), as well as using a valuation model to calculate the fair value of stock-based awards. The Company is in the process of developing its valuation modeling assumptions in accordance with SFAS 123R for valuing stock options and performance shares issued after January 1, 2006. The Company did not issue any stock options or performance shares during the three months ended March 31, 2006.

All compensation costs recognized for the three months ended March 31, 2006 related to stock options and performance shares issued prior to January 1, 2006, and are based on assumptions determined under the pro forma provisions of SFAS No. 123. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the three months ended March 31, 2006, $1.4 million was recognized as stock-based compensation expense under SFAS 123R. Unrecognized compensation cost related to stock options and performance shares as of March 31, 2006 was $13.6 million and the weighted average life of these outstanding stock options and performance shares is approximately 2.8 years. The fair value of options vested were $0.5 million and $0.1 million during the three months ended March 31, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company measured stock-based compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no option grants during the quarter ended March 31, 2006):

Three Months Ended March 31, 2005
Weighted average fair value of options granted	$13.94
Risk free interest rate	3.8%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	129%
Weighted-average expected life of options	5 Years

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$7,452
Plus: Stock-based employee compensation expense included in reported net income, net of tax	16
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(562)

Pro forma net income	$6,906

Earnings per share:
Basic – as reported	$0.34

Basic – pro forma	$0.31

Diluted – as reported	$0.32

Diluted – pro forma	$0.29

The 1999 Equity Participation Plan (1999 Plan), as amended, reserved up to 3,300,000 shares for grant to employees, directors and consultants. Pursuant to the 1999 Plan, the Company could grant options at a price not less than 85.0% of the fair market value on the date of the grant and for a term not to exceed ten years. Options generally vested ratably over a three-year period unless otherwise determined by the Compensation Committee of the Board of Directors.

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

On November 1, 2005, the Company adopted a new long-range incentive program (“Performance Shares”) for officers, executives, and other eligible employees pursuant to the 2005 Plan. In 2005, the Company issued 62,550 performance share grants that could vest from 2006 to 2010, depending on whether certain performance criteria are achieved. If such performance criteria are not met, 50% of the shares will vest in 2010 and the remaining 50% will be forfeited. The performance share grants issued were valued at $16.19 per share, which is the fair market value at the date of grant, and in accordance with SFAS No. 123R are being amortized on a straight line basis over the expected vesting period of five years.

Performance Shares activity and related information is as follows for the three months ended March 31, 2006:

Performance Shares	Non-Vested Shares	Weighted- Average Grant Date Fair Value

Beginning of period December 31, 2005	62,550	$16.19
Awarded	—	—
Released	—	—
Cancelled/forfeited	—	—

End of period as of March 31, 2006	62,550	$16.19

A summary of the Company’s stock option activity and related information is as follows for the three months ended March 31, 2006:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,664,228	$0.35 - $20.30	$9.99
Granted	—	—	—
Cancelled/forfeited	(12,750)	16.17 - 16.19	16.18
Exercised	(124,828)	0.35 - 1.30	1.14

Outstanding at March 31, 2006	2,526,650	$0.35 - $20.30	$10.39	$14,002

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.7 million and $0.8 million, respectively.

The following table summarizes outstanding and exercisable options as of March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price
$0.35 - $0.52	618,665	$0.50	6.42	271,445	$0.49
1.00	200,004	1.00	4.96	200,004	1.00
1.30	80,331	1.30	6.83	80,331	1.30
2.95	37,500	2.95	7.06	20,834	2.95
4.50	833	4.50	7.10	—	—
11.00	241,667	11.00	7.58	241,667	11.00
15.42	300,000	15.42	9.09	—	—
16.17	165,000	16.17	8.02	55,007	16.17
16.19	352,650	16.19	9.59	—	—
16.93	10,000	16.93	8.10	3,334	16.93
17.83	35,000	17.83	9.20	—	—
18.02	150,000	18.02	9.34	—	—
18.63	250,000	18.63	8.47	50,000	18.63
20.09	60,000	20.09	8.84	20,000	20.09
20.30	25,000	20.30	8.92	8,334	20.30

$0.35 - $20.30	2,526,650	$10.39	7.81	950,956	$5.90

Note 4: Investment in Receivable Portfolios, Net

Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios utilizing the interest method in accordance with the provisions of AICPA Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities in a Transfer.” SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool. The effective interest rate applied to the cost basis of the pool is to remain level, or “static” throughout the life of the pool unless there was an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition. The Company recognized $0.3 million in net receivable portfolio impairments during the three months ended March 31, 2006. No impairment was recognized during the three months ended March 31, 2005.

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

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Three Months Ended March 31, 2006
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(6,507)	(51,067)	(57,574)
(Reductions) additions on existing portfolios	(6,615)	7,175	560
Additions for current purchases	—	28,708	28,708

Balance at March 31, 2006	$43,994	$345,777	$389,771

	Three Months Ended March 31, 2005
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2004	$72,740	$263,139	$335,879
Revenue recognized	(10,360)	(40,060)	(50,420)
Additions	11,432	26,162	37,594
Additions for current purchases	—	22,450	22,450

Ending balance at March 31, 2005	$73,812	$271,691	$345,503

During the three months ended March 31, 2006, the Company purchased receivable portfolios with a face value of $558.6 million for $27.1 million, or a purchase cost of 4.85% of face value. The estimated collections at acquisition for these portfolios amounted to $55.8 million. During the three months ended March 31, 2005, the Company purchased receivable portfolios with a face value of $530.0 million for $19.5 million, or a purchase cost of 3.68% of face value. The estimated remaining collections associated with these receivable portfolios as of March 31, 2005 was $41.5 million.

Collections realized after the cost basis value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2006 and 2005, approximately $6.5 million and $10.4 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

If the amount and timing of future cash collections on a pool of receivable portfolios are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is accreted on Cost Recovery Portfolios. All collections are applied 100% to recover the remaining cost basis of the portfolio and thereafter are recognized as revenue. At March 31, 2006, two portfolios with a book value of $3.9 million were accounted for using the cost recovery method. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the quarter, or the necessary information was not available to estimate future cash flows and accordingly were not aggregated with other portfolios.

The following table summarizes the changes in the net balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Three Months Ended March 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	23,468	3,623	—	27,091
Gross collections(1)	(80,158)	(777)	(6,148)	(87,083)
Basis adjustments	(1,147)	—	(1)	(1,148)
Revenue recognized(1)	51,355	—	6,149	57,504
Impairments	(288)	—	—	(288)

Balance, end of period	$248,529	$3,880	$—	$252,409

Revenue as a percentage of collections	63.7%	0.0%	100.0%	65.7%

	For the Three Months Ended March 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	19,523	—	—	19,523
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(55,213)	(6)	(9,853)	(65,072)
Basis adjustments	(258)	—	—	(258)
Revenue recognized(1)	40,060	—	9,853	49,913

Balance, end of period	$142,069	$—	$—	$142,069

Revenue as a percentage of collections	72.6%	0.0%	100.0%	76.7%

(1)	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.4 million and $0.5 million for the months ended March 31, 2006 and 2005, respectively.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the three months ended March 31, 2006 (in thousands):

Valuation Allowance
Balance at December 31, 2005	$3,143
Provision for impairment losses	378
Reversal of prior allowance	(90)

Balance at March 31, 2006	$3,431

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended March 31,
	2006	2005
Collection sites	$41,282	$35,043
Legal collections	25,771	21,197
Sales	7,109	3,297
Collection agencies	12,964	5,527
Other	490	789

Gross collections for the period	$87,616	$65,853

Note 5: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Debt issuance costs, net	$5,032	$5,441
Deferred court costs, net	4,675	3,811
Deferred compensation assets	3,722	3,887
Prepaid employment agreement	1,611	1,778
Other	1,222	1,148

	$16,262	$16,065

Note 6: Debt

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2006	December 31, 2005
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	69,169	77,169
Secured Financing Facility	16,313	19,809
Secured Notes	381	441
Capital Lease Obligations	643	702

	$186,506	$198,121

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. The Convertible Notes are convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represents an initial conversion price of approximately $22.34 per share, subject to adjustment.

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133. As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

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

Convertible Notes Hedge Strategy. Concurrent with the sale of the Convertible Notes, the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 3,984,334 shares of the Company’s common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $11.6 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options and warrants must be settled in net shares. If the market price per share of the Company’s common stock is above $29.04 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $29.04 per share.

In accordance with EITF No. 00-19 and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded the call options and warrants as additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its condensed consolidated financial statements.

The warrants have a strike price of $29.04 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

Revolving Credit Facility

On June 7, 2005, the Company entered into a three-year $150.0 million revolving credit facility (the “Revolving Credit Facility”) to be used for the purposes of purchasing receivable portfolios and for working capital needs. Effective August 1, 2005, the Company amended the Revolving Credit Facility. This first amendment contained several provisions including an increase of the facility to $200.0 million, changes to certain financial covenants, the ability to increase the facility to $225.0 million, a reduction on the interest spreads and the ability to incur certain additional indebtedness.

In early May 2006, the Company amended the Revolving Credit Facility. This second amendment to the Revolving Credit Facility extends the termination date to May 2010, reduces the maximum LIBOR spread by 75 basis points, increases the expansion feature to $50 million from $25 million and eliminates and modifies certain financial covenants. The amended Revolving Credit Facility bears interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 225 basis points, depending on the Company’s leverage; or (b) the higher of (1) the federal funds rate then in effect plus a spread of 50 basis points and (2) the prime rate then in effect. The applicable margin will be adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to the Company’s consolidated statement of financial condition and results of operations. As of May 2006, our effective rate under the amended Revolving Credit Facility would have been 7.75%. The amended Revolving Credit Facility is secured by all assets of the Company, except for the assets of the Company’s wholly-owned subsidiary, MRC Receivables Corporation, in which the Company’s former secured lender has a first priority security interest.

The amended Revolving Credit Facility provides for an aggregate revolving commitment of $200.0 million, subject to borrowing base availability, with $5.0 million sub-limits for swingline loans and letters of credit. The Revolving Credit Facility borrowing base provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by (i) the purchase price multiplied by (ii) 85% less 3% per month beginning after the third complete month subsequent to purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, and (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005. The Company may request an increase in the amount of revolving credit commitments to $250.0 million upon satisfying certain conditions, including acceptance of such increase by existing or replacement lenders under the facility that agree to increase their commitments. This financing arrangement does not require the Company to share residual collections with the lender and may be pre-paid in full without penalty.

The terms of the amended Revolving Credit Facility include restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial covenants that establish a minimum net worth threshold and require maintenance of specified ratios for debt to adjusted EBITDA and EBIT to interest expense. Subject to certain exceptions, the dividend restriction referred to above generally provides that the Company will not, during any fiscal year, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 20% of consolidated net income for such period.

The credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants, and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the amended Revolving Credit Facility and declare all amounts outstanding to be immediately due and payable.

Until the second amendment became effective in early May 2006, the Revolving Credit Facility had a maturity date of June 7, 2008 and bore interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranged from 175 to 300 basis points, depending on the Company’s leverage; or (b) the higher of (1) the federal funds rate then in effect plus a spread of 50 basis points and (2) the prime rate then in effect plus a spread that ranged from zero to 25 basis points. The terms required compliance with financial covenants requiring maintenance of specified ratios of EBITDA to liabilities, tangible net worth to liabilities and EBIT to interest expense.

At March 31, 2006, of the $200.0 million commitment, our outstanding balance was $69.2 million, which bore interest at 8.0%. Our aggregate borrowing base was $157.3 million, of which $88.1 million was available for future borrowings.

Secured Financing Facility

On December 31, 2004, the $75.0 million secured financing facility (the “Secured Financing Facility”) expired. The Secured Financing Facility was entered into on December 20, 2000 by MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity to finance the purchase of receivable portfolios. The facility generally provided for a 90.0% advance rate with respect to each qualified receivable portfolio purchased. Interest accrues at the prime rate plus 3.0% per annum and is payable weekly. Amounts outstanding under the Secured Financing Facility bore interest at 10.25% at December 31, 2005. Notes issued under the facility are collateralized by the charged-off receivables that are purchased with the proceeds from this financing arrangement. Each note has a maturity date not to exceed 27 months after the borrowing date. Once the notes are repaid and the Company has been repaid its investment, the Company and the lender share the residual collections from the receivable portfolios, net of servicing fees (“Contingent Interest”). The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. New advances for portfolio purchases under the Secured Financing Facility are not available beyond the December 31, 2004 expiration date.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Stated interest	$477	$1,025
Contingent interest	4,687	6,883

Total interest expense	$5,164	$7,908

The Secured Financing Facility had a balance of $16.3 million as of March 31, 2006 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $48.6 million at that time. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Secured Notes

Secured notes represent various notes entered into by the Company and assumed by the Company in connection with the Ascension Capital acquisition. The notes are secured by various equipment and carry interest rates ranging from 7.25% to 8.25% as of March 31, 2006. The notes mature at various dates ranging from June 2006 to August 2008. The Secured Notes had a balance of $0.4 million as of March 31, 2006.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,372 through November 2008 and has an implicit interest rates ranging 2.9% to 3.1%. The capital lease obligations outstanding balance was $0.6 million as of March 31, 2006.

Note 7: Income Taxes

We recorded an income tax provision of $3.2 million for the three months ended March 31, 2006 and $5.1 million for the three months ended March 31, 2005. The provision for income tax expense reflects tax expense at an effective rate of 40.7% for the three months ended March 31, 2006 and an effective rate of 40.4% for the three months ended March 31, 2005. For the three months ended March 31, 2006, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of

8.8%, less the effect of permanent book versus tax differences of 0.01%. For the three months ended March 31, 2005, this consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, less the effect of permanent book versus tax differences of 0.3%.

Upon completion of a detailed analysis performed this quarter on its net tax assets, the Company determined that additional tax portfolio amortization deductions should be reflected as an increase in its prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on the Company’s consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly has no impact to the consolidated statements of operations.

Note 8: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate costs for the three months ended March 31, 2006 and 2005, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For The Three Months Ended
	March 31, 2006		March 31, 2005
	Cost	%	Cost	%
Seller 1	$10,802	39.9%	$—	—
Seller 2	6,256	23.1%	—	—
Seller 3	4,382	16.2%	—	—
Seller 4	3,623	13.4%	10,698	54.8%
Seller 5	1,286	4.7%	7,975	40.8%
Seller 6	742	2.7%	—	—
Seller 7	—	—	850	4.4%
Seller 8	—	—	—	—
Seller 9	—	—	—	—
Seller 10	—	—	—	—
Other	—	—	—	—

	$27,091	100.0%	$19,523	100.0%
Adjustments(1)	—		(200)

Purchase, net	$27,091		$19,323

(1)	Adjusted for put-backs, account recalls and replacements.

Note 9: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006 the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by plaintiff and denied plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted plaintiff 30 days in which to further amend his complaint, after which the Company’s answer will be due. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. The Company has recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of a number of cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Purchase Commitments

In connection with the Company’s acquisition of Jefferson Capital Group in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. Future minimum purchase commitments under this agreement are as follows as of March 31, 2006 (amounts in thousands):

2006	2007	2008	2009	2010	Total
$27,459	$36,613	$36,613	$36,613	$18,305	$155,603

The allocation of the purchase commitment above assumes that the remaining commitment as of March 31, 2006 will be incurred ratably over the remaining term of the agreement.

Note 10: Subsequent Event

Effective May 3, 2006, the Company amended the Revolving Credit Facility. The amendment contained several provisions including the ability to increase the facility to $250 million, an increase in facility’s tenor extending the expiration date to May 2010, changes to financial covenants and a reduction on the interest spreads. See Note 6 for a more detailed discussion of the amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of and for the year ended December 31, 2005, filed with the Securities and Exchange Commission. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company claims the protection of the safe harbor of the Reform Act for forward-looking statements. See Part II—Other Information for more information regarding forward-looking statements.

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

Overview

Results for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 are as follows:

•	Gross collections on receivable portfolios increased $21.7 million, or 33.1%, to $87.6 million

•	Revenue increased $10.0 million, or 19.8%, to $60.5 million

•	Net income decreased $2.8 million, or 37.2%, to $4.7 million

Although gross collections and revenue were higher for the three months ended March 31, 2006 compared to March 31, 2005, net income was lower. The lower net income was the result of several factors including the expensing of stock options associated with our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” in the amount of $0.8 million on an after-tax basis, the after-tax net loss of $1.3 million in our newly acquired subsidiary, Ascension Capital Group, LP, (“Ascension”), higher operating expenses associated with our higher volume of gross collections, and increased costs associated with new operating initiatives focused on increasing portfolio liquidation.

The markets for the purchase of unsecured charged-off consumer debt have remained competitive and we have continued to be disciplined in our approach to purchasing. During the quarter ended March 31, 2006, we purchased $27.1 million in receivable portfolios and amortized $29.6 million in cost basis on our receivable portfolios. Our ability to grow revenue will be based on our ability to increase liquidation on our portfolio and to purchase in excess of the amount that we amortize our portfolio, or to increase the total amount of collections we expect to derive from a portfolio, which would increase our internal rates of return applied to the cost basis of the portfolio.

During the three months ended March 31, 2006, there was a significant reduction in placements of accounts at our bankruptcy servicing business, Ascension Capital (“Ascenion”). We believe that this was the result of the large volume of bankruptcy filings in October 2005, just prior to the effective date of the new Bankruptcy Reform Act (the “Act”). We expect placement levels to return to historical levels by the end of 2006. Also, consistent with our revenue recognition policy, the revenue associated with the significant number of Chapter 7 account placements in October 2005 will be recognized during the three months ended June 30, 2006.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2006		2005
Revenue
Revenue from receivable portfolios, net	$57,574	95.2%	$50,420	99.9%
Servicing fees and other related revenue	2,906	4.8%	56	0.1%

Total revenue	60,480	100.0%	50,476	100.0%

Operating expenses
Salaries and employee benefits	16,279	26.9%	12,600	25.0%
Stock-based compensation expense	1,381	2.3%	—	—
Cost of legal collections	11,278	18.6%	8,356	16.5%
Other operating expenses	6,446	10.7%	4,642	9.2%
Collection agency commissions	4,613	7.6%	2,024	4.0%
General and administrative expenses	3,733	6.2%	2,158	4.3%
Depreciation and amortization	960	1.6%	511	1.0%

Total operating expenses	44,690	73.9%	30,291	60.0%

Income before other income (expense) and income taxes	15,790	26.1%	20,185	40.0%

Other income (expense)
Interest expense	(7,951)	(13.2%)	(8,087)	(16.0%)
Other income	50	0.1%	405	0.8%

Total other expense	(7,901)	(13.1%)	(7,682)	(15.2%)

Income before income taxes	7,889	13.0%	12,503	24.8%
Provision for income taxes	(3,211)	(5.3%)	(5,051)	(10.0%)

Net income	$4,678	7.7%	$7,452	14.8%

Comparison of Results of Operations

Revenue

Our revenue is primarily comprised of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-03”).

Total revenue was $60.5 million for the three months ended March 31, 2006, an increase of $10.0 million, or 19.8%, compared to total revenue of $50.5 million for the three months ended March 31, 2005. The increase in revenue was primarily the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition and other recent portfolios purchases. The increase was offset in part by a greater portion of our collections coming from 2004 and 2005 purchases that have lower effective accretion rates than purchases made in prior years due to a more competitive pricing environment in 2004, 2005 and 2006. Of the increase in revenue, $2.9 million related to bankruptcy servicing revenue associated with our acquisition of Ascension Capital in 2005, which is a provider of bankruptcy services to the finance industry. Gross collections increased $21.7 million, or 33.1%, to $87.6 million during the three months ended March 31, 2006, from $65.9 million during the three months ended March 31, 2005.

The following table summarizes our portfolio revenue by revenue-to-collections percentage. The accrual basis portfolios from 1999 to 2003 represent pool groups with high internal rates of return and high revenue to collection percentages (in thousands, except percentages):

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Revenue to Collections Percentage	Revenue	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$6,507	11.3%	100.0%	$10,360	20.5%
1999 – 2003 Accrual Basis Portfolios	74.4%	18,946	32.9%	80.0%	26,161	51.9%
2004 – 2005 Accrual Basis Portfolios	57.7%	31,306	54.4%	61.7%	13,899	27.6%
2006 Accrual Basis Portfolios	68.9%	815	1.4%	—	—	—

Total	65.7%	$57,574	100.0%	76.7%	$50,420	100.0%

During the twelve months prior to March 31, 2006, we invested $203.1 million for portfolios with face values aggregating $5.9 billion for an average purchase price of 3.4% of face value. This is a $97.5 million increase, or 92.3%, in the amount invested compared with the $105.6 million invested during the twelve months prior to March 31, 2005 to acquire portfolios with a face value aggregating $3.2 billion for an average purchase price of 3.3% of face value.

For revenue recognition purposes, portfolios are divided into two groups: Accrual Basis Portfolios—those that still have a remaining unamortized basis, and Zero Basis Portfolios - those portfolios for which the cost basis has been completely amortized. Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the three months ended March 31, 2006, $6.1 million (exclusive of $0.4 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $3.8 million decrease from the $9.9 million recognized during the three months ended March 31, 2005. The revenue from these portfolios is expected to decline in future quarters as collections from these portfolios diminish. For additional information on revenue see the Supplemental Performance Data below.

Operating Expenses

Total operating expenses were $44.7 million for the three months ended March 31, 2006, an increase of $14.4 million, or 47.5%, compared to total operating expenses of $30.3 million for the three months ended March 31, 2005.

Salaries and employee benefits

Total salaries and benefits increased by $3.7 million, or 29.2%, to $16.3 million during the three months ended March 31, 2006 from $12.6 million during the three months ended March 31, 2005. The increase was primarily the result of a $3.1 million or 36.0% increase in salaries, wages and payroll taxes associated with additional headcount. Of this headcount increase, approximately 100 employees representing $0.8 million in salaries, wages and payroll taxes related to our new collection site in St. Cloud, Minnesota acquired from Jefferson Capital in June 2005 and approximately 200 employees representing $2.7 million in salaries, wages and payroll taxes related to Ascension Capital acquisition in August 2005.

Stock-based compensation expenses

Stock-based compensation increased to $1.4 million for the three months ended March 31, 2006. The increase was the result of implementing the Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, which requires us to expense stock options, restricted stock, and any other share-based payments. See Note 3 to the unaudited interim condensed consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $2.9 million, or 35.0% to $11.3 million during the three months ended March 31, 2006 as compared to $8.4 million during the three months ended March 31, 2005. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $4.6 million, or 21.6% in gross collections through our legal channel. Gross legal collections amounted to $25.8 million during the three months ended March 31, 2006 from $21.2 million collected during the three months ended March 31, 2005. Cost of legal collections increased as a percent of gross collections through this channel to 43.8% during the three months ended March 31, 2006, from 39.4% during the three months ended March 31, 2005 primarily as a result of new operating initiatives focused on increasing portfolio liquidation.

Other operating expenses

Other operating expenses increased $1.8 million, or 38.9%, to $6.4 million during the three months ended March 31, 2006 from $4.6 million during the three months ended March 31, 2005. This increase is the result of increases in the number of direct mail campaigns and as a result of operating costs associated with Ascension, which was acquired in August of 2005. The cost of direct mail campaigns increased $0.5 million, or 20.9%, to $2.7 million during the three months ended March 31, 2006 compared to $2.2 million during the three months ended March 31, 2005. The Ascension acquisition contributed $1.4 million to the overall increase, which includes $0.6 million of amortization expense relating to the purchased servicing asset.

Collection agency commissions

During the three months ended March 31, 2006, we paid $4.6 million in commissions to third party collection agencies, or 35.6% of the related gross collections of $13.0 million compared to $2.0 million in commissions, or 36.6% of the related gross collections of $5.5 million during the three months ended March 31, 2005. The increase in commissions is consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

General and administrative expenses

General and administrative expenses increased $1.5 million, or 73.0%, to $3.7 million during the three months ended March 31, 2006, from $2.2 million during the three months ended March 31, 2005. The increase was primarily a result of a $0.4 million increase in legal costs relating to litigation defense and other corporate matters, a $0.3 million increase in rent expense mainly due to the addition of the St. Cloud site and $0.5 million in general and administrative expenses due to the acquisition of Ascension Capital.

Depreciation and amortization

Depreciation and amortization expense increased $0.5 million, or 87.9%, to $1.0 million during the three months ended March 31, 2006, from $0.5 million during the three months ended March 31, 2005. Depreciation expense remained consistent at $0.6 million and $0.5 million during the three months ended March 31, 2006 and 2005, respectively. During the third quarter of 2005, we acquired certain intangible assets from Ascension Capital. Amortization expense for the three months ended March 31, 2006 relating to these intangible assets was $0.4 million. There were no amortizable intangible assets for the three months ended March 31, 2005.

Interest expense

Interest expense decreased $0.1 million, or 1.7% to $8.0 million during the three months ended March 31, 2006 from $8.1 million during the three months ended March 31, 2005. The following table summarizes our interest expense (in thousands):

	For the Three Months Ended March 31,
	2006	2005	$ Change	% Change
Stated interest on debt obligations	$2,703	$1,083	$1,620	149.6%
Amortization of loan fees and other loan costs	561	121	440	363.6%
Contingent interest	4,687	6,883	(2,196)	(31.9%)

Total interest expense	$7,951	$8,087	$(136)	(1.7%)

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

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 6 to the unaudited interim condensed consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

During the three months ended March 31, 2006, total other income was $0.1 million, compared to $0.4 million for the three months ended March 31, 2005. The decrease was primarily the result of lower interest income due to lower balances of invested cash.

Provision for income taxes

During the three months ending March 31, 2006, we recorded an income tax provision of $3.2 million, reflecting an effective rate of 40.7% of pretax income. Our effective tax rate for the three months ended March 31, 2006 differed from the federal statutory rate primarily due to the net effect of state taxes. For the three months ended March 31, 2005, we recorded an income tax provision of $5.1 million, reflecting an effective rate of 40.4% of pretax income. Our effective tax rate for the three months ended March 31, 2005 differed from the federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to higher taxable income. See Note 7 to the unaudited interim condensed consolidated financial statements for a further discussion of income taxes.

Upon completion of a detailed analysis performed this quarter on our net tax assets, we determined that additional tax portfolio amortization deductions should be reflected as an increase in our prepaid income tax balance with a corresponding decrease in our net deferred tax assets. The amount reclassified on our consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly has no impact to the consolidated statements of operations.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Cumulative Collections through March 31, 2006
	Purchase Price(1)		<2000(4)	2000	2001	2002	2003	2004	2005	2006	Total(2)	CCM(3)
<1999	$41,117	(4)	$61,703	$26,926	$22,545	$15,007	$7,546	$4,202	$2,042	$420	$140,391	3.4
1999	48,712		7,864	21,299	19,174	16,259	11,508	8,654	5,157	1,083	90,998	1.9
2000	6,153		—	5,489	7,172	4,542	4,377	2,293	1,323	247	25,443	4.1
2001	38,188		—	—	21,197	54,184	33,072	28,551	20,622	4,350	161,976	4.2
2002	61,502		—	—	—	48,322	70,227	62,282	45,699	10,095	236,625	3.8
2003	88,552		—	—	—	—	59,038	86,958	69,932	15,795	231,723	2.6
2004	101,418		—	—	—	—	—	39,400	79,845	14,766	134,011	1.3
2005	194,069		—	—	—	—	—	—	66,491	39,510	106,001	0.5
2006	27,091		—	—	—	—	—	—	—	1,183	1,183	0.0

Total	$606,802		$69,567	$53,714	$70,088	$138,314	$185,768	$232,340	$291,111	$87,449	$1,128,351	1.9

(1)	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through March 31, 2006.
(3)	Cumulative Collections Multiple (“CCM”) - collections to date as a multiple of purchase price.
(4)	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Gross Collections(2)	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	(3)	$140,391	$1,312	$141,703	3.4
1999	48,712		90,998	4,758	95,756	2.0
2000	6,153		25,443	1,095	26,538	4.3
2001	38,188		161,976	19,957	181,933	4.8
2002	61,502		236,625	45,555	282,180	4.6
2003	88,552		231,723	83,727	315,450	3.6
2004	101,418		134,011	108,055	242,066	2.4
2005	194,069		106,001	323,108	429,109	2.2
2006	27,091		1,183	54,614	55,797	2.1

Total	$606,802		$1,128,351	$642,181	$1,770,532	2.9

(1)	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through March 31, 2006.
(3)	From inception to December 31, 1998.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of March 31, 2006 (in thousands, except percentages):

	Unamortized Balance as of March 31, 2006	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price(2)	Unamortized Balance as a Percentage of Percentage of Total
2001	$545	$38,188	1.4%	0.2%
2002	7,858	61,502	12.8%	3.1%
2003	16,441	88,552	18.6%	6.5%
2004	44,740	101,418	44.1%	17.7%
2005	156,103	194,069	80.4%	61.9%
2006(3)	26,722	27,091	98.6%	10.6%

Totals	$252,409	$510,820	49.4%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of accounts that occurred at the time of purchase.
(3)	Includes only three months of activity through March 31, 2006.

Collections by Channel

During the three months ended March 31, 2006 and 2005, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2006	2005
Collection sites	$41,282	$35,043
Legal collections	25,771	21,197
Sales	7,109	3,297
Collection agencies	12,964	5,527
Other	490	789

Gross collections for the period	$87,616	$65,853

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended March 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	23,468	3,623	—	27,091
Transfers of portfolios	—	—	—	—
Gross collections(1)	(80,158)	(777)	(6,148)	(87,083)
Basis adjustments	(1,147)	—	(1)	(1,148)
Revenue recognized(1)	51,355	—	6,149	57,504
Impairments	(288)	—	—	(288)

Balance, end of period	$248,529	$3,880	$—	$252,409

Revenue as a percentage of collections	63.7%	0.0%	100.0%	65.7%

	For the Three Months Ended March 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	19,523	—	—	19,523
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(55,213)	(6)	(9,853)	(65,072)
Basis adjustments	(258)	—	—	(258)
Revenue recognized(1)	40,060	—	9,853	49,913

Balance, end of period	$142,069	$—	$—	$142,069

Revenue as a percentage of collections	72.6%	0.0%	100.0%	76.7%

(1)	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) was $0.4 million during the three months ended March 31, 2006. During the three months ended March 31, 2005, gross collections and revenue related to the retained interest was $0.5 million.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in thousands, except percentages):

	For The Three Months Ended March 31,
Variance Component	2006	2005	Change	Revenue Variance
Average portfolio balance	$246,216	$138,763	$107,453	$31,020
Weighted average effective interest rate(1)	83.0%	115.5%	(32.5%)	(20,013)
Zero basis revenue	$6,149	$9,853		(3,704)
Retained interest revenue	$358	$507		(149)

Total variance				$7,154

(1)	For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands, except percentages):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2004	400	$786,398	$17,248
Q2 2004	296	758,877	19,031
Q3 2004	365	721,237	20,967
Q4 2004	530	1,195,090	46,128
Q1 2005	513	530,047	19,523
Q2 2005(1)	2,773	3,675,277	121,939
Q3 2005(2)	434	381,508	14,151
Q4 2005(2)	1,568	1,326,216	39,941
Q1 2006(2)	673	558,574	27,091

(1)	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
(2)	Purchase price includes a $2.3 million, $2.0 million, and $2.4 million allocation of the forward flow asset for Q3 and Q4 2005 and Q1 2006, respectively.

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Credit card	$15,711	$19,523
Other	11,380	—

	$27,091	$19,523

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings, and tax payments. Our strong operating performance has resulted in an increase in stockholders’ equity to $125.9 million as of March 31, 2006 from $118.3 million as of December 31, 2005. In addition, we had an unrestricted cash balance of $6.7 million at March 31, 2006, after borrowing $3.0 million and repaying $14.6 million in principal on our debt facilities and purchasing $24.7 in receivable portfolios.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$4,679	$5,789
Net cash provided by investing activities	5,774	19,464
Net cash (used in) financing activities	(10,740)	(19,886)

On December 31, 2004 our Secured Financing Facility expired. However, Contingent Interest payments related to our residual collections sharing arrangement with the lender will extend into the future. All of our portfolio purchases are now funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 6 to the unaudited interim condensed consolidated financial statements for more discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

Operating Cash Flows

Net cash provided by operating activities was $4.7 million for the three months ended March 31, 2006, and $5.8 million for the three months ended March 31, 2005. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the three months ended March 31, 2006 grew $21.7 million, or 33.1%, to $87.6 million from $65.9 million for the three months ended March 31, 2005.

Total cash basis operating expenses were $41.6 million for the three months ended March 31, 2006, compared to $33.0 million for the three months ended March 31, 2005. The increase was primarily volume-related, driven by our collection growth, as well as increases in rent expense, cost of corporate compliance, and litigation defense costs. Interest payments were $9.6 million for the three months ended March 31, 2006, and $9.4 million for the three months ended March 31, 2005. The increase in interest payments was primarily the result of contingent interest payments related to our residual collections sharing arrangement for portfolios financed by our Secured Financing Facility and borrowings under the Revolving Credit Facility used to fund the Jefferson Capital acquisition. See Management’s Discussion and Analysis for a detailed discussion of operating and interest expenses.

Investing Cash Flows

Net cash provided by investing activities was $5.8 million for the three months ended March 31, 2006, and $19.5 million for the three months ended March 31, 2005.

The cash flows provided by investing activities for the three months ended March 31, 2006 are primarily related to receivable portfolio purchases of $24.7 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $29.6 million. The cash flows provided by investing activities for the three months ended March 31, 2005 are primarily related to receivable portfolio purchases of $19.5 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $15.2 million and the proceeds from the sales of marketable securities in the amount of $24.0 million.

Capital expenditures for fixed assets acquired with internal cash flow were $0.3 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

Financing Cash Flows

Net cash used in financing activities was $10.7 million and $19.9 million for the three months ended March 31, 2006 and 2005, respectively.

The decrease in cash used in financing activities reflects $14.6 million in repayments of principal, offset by $3.0 million in borrowings under line of credit agreements during the three months ended March 31, 2006. For the three months ended March 31, 2005, we financed $2.1 million to fund new portfolio purchases and repaid $22.5 million of principal.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$643	$241	$402	$—	$—
Operating leases	11,591	1,677	3,061	2,498	4,355
Employment agreements	965	484	481	—	—
Secured Note	381	154	227	—	—
Contractual interest on Secured Note	39	20	19	—	—
Secured Financing Facility	16,313	7,283	9,030	—	—
Revolving Credit Facility	69,169	—	69,169	—	—
3.375% Convertible Senior Notes	100,000	—	—	100,000	—
Contractual interest on 3.375% Convertible Senior Notes	16,031	3,375	6,750	5,906	—
Portfolio forward flow agreement	155,603	36,612	73,225	45,766	—
Other	717	644	73	—	—

Total contractual cash obligations	$371,452	$50,490	$162,437	$154,170	$4,355

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivable portfolios. However, repayment of the original principal amount must be made no later than 27 months following the date of the original advance with respect to each advance under the Secured Financing Facility. The table reflects the repayment of the loans under the Secured Financing Facility based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. Our Revolving Credit Facility has a term of three years and to the extent that a balance is outstanding on our line of credit, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our line of credit as of March 31, 2006 was $69.2 million. The portfolio forward flow agreement represents estimated payments under a five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 6 to our unaudited interim condensed consolidated financial statements. For additional information on purchase commitments see Note 9 to our unaudited interim condensed consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved seventeen consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $6.7 million as of March 31, 2006, $130.8 million in borrowing capacity and borrowing base availability of $88.1 million under our Revolving Credit Facility as of March 31, 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

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

Based on their most recent evaluation, which was completed as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2006, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, are effective. There were no significant changes during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

During 2005, the Company completed the acquisition of Ascension Capital Group, Ltd. We are in the process of integrating the Ascension operations and are conducting control reviews and remediation efforts pursuant to the Sarbanes-Oxley Act of 2002. Given the time required to integrate internal controls into these operations, this effort continues during fiscal 2006. Ascension Capital is wholly-owned by Encore and its total revenues and assets represent less than 4.7% and 7.7%, respectively, of the Encore’s consolidated total revenues and assets, respectively, as reflected in its unaudited condensed consolidated financial statements for the quarter ended March 31, 2006. Other than the changes resulting from the Ascension acquisition, there have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter in internal controls or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

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

The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

•	Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;

•	We may purchase portfolios that contain unprofitable accounts;

•	The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model;

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future liquidity requirements;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on our receivable portfolios, intangible assets or other long lived assets;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	We may not be able to manage our growth effectively;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely;

•	Our results of operations may be materially adversely affected if bankruptcy filings increase; and

•	We have engaged in transactions with members of our Board of Directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest.

Forward-looking statements speak only as of the date the statement was made. They inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout the Company’s annual report on Form 10-K as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission. We do not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006 the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by plaintiff and denied plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted plaintiff 30 days in which to further amend his complaint, after which the Company’s answer will be due. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. The Company has recently experienced an increase in the volume of such claims, which we believe reflects the trend in our industry. Management is aware of a number of cases styled as class actions that have been filed against the Company. To date, no class has been certified in any of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 4, 2006).

10.2	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 4, 2006).

10.3	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on May 4, 2006).

10.4	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed on May 4, 2006).

10.5	Amendment No. 2, dated as of May 3, 2006, to the Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 9, 2006).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

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

Date: May 9, 2006