Form 10-Q
period 2006-06-30
ENCORE CAPITAL GROUP INC
filed 2006-08-03
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Class	Outstanding at July 24, 2006
Common Stock, $0.01 par value	22,776,478 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	June 30, 2006 (Unaudited)	December 31, 2005 (A)
Assets
Cash and cash equivalents	$10,078	$7,026
Restricted cash	4,027	4,212
Accounts receivable, net	3,565	5,515
Investment in receivable portfolios, net	253,437	256,333
Property and equipment, net	4,775	5,113
Prepaid income tax	9,331	13,570
Purchased servicing asset	1,934	3,035
Forward flow asset	33,690	38,201
Other assets	17,790	16,065
Goodwill	14,205	14,148
Identifiable intangible assets, net	4,427	5,227

Total assets	$357,259	$368,445

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$19,679	$23,101
Accrued profit sharing arrangement	12,848	16,528
Deferred tax liabilities, net	9,463	7,241
Deferred revenue	1,524	3,326
Purchased servicing obligation	1,080	1,776
Debt	177,369	198,121

Total liabilities	221,963	250,093

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,777 shares and 22,651 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	228	227
Additional paid-in capital	62,652	57,989
Accumulated earnings	72,098	59,925
Accumulated other comprehensive income	318	211

Total stockholders’ equity	135,296	118,352

Total liabilities and stockholders’ equity	$357,259	$368,445

(A) Derived from the audited consolidated financial statements as of December 31, 2005.

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Revenue from receivable portfolios, net	$59,604	$53,519	$117,178	$103,939
Servicing fees and other related revenue	6,329	239	9,235	295

Total revenues	65,933	53,758	126,413	104,234

Operating expenses
Salaries and employee benefits	16,306	12,375	32,585	24,975
Stock-based compensation expense	1,464	—	2,845	—
Cost of legal collections	12,944	8,631	24,222	16,987
Other operating expenses	5,655	4,150	12,101	8,792
Collection agency commissions	5,032	3,462	9,645	5,486
General and administrative expenses	3,300	2,869	7,033	5,027
Depreciation and amortization	968	417	1,928	928

Total operating expenses	45,669	31,904	90,359	62,195

Income before other income (expense) and income taxes	20,264	21,854	36,054	42,039

Other income (expense)
Interest expense	(7,337)	(8,384)	(15,288)	(16,471)
Other income	284	203	334	608

Total other expense	(7,053)	(8,181)	(14,954)	(15,863)

Income before income taxes	13,211	13,673	21,100	26,176
Provision for income taxes	(5,716)	(5,576)	(8,927)	(10,627)

Net income	$7,495	$8,097	$12,173	$15,549

Basic - earnings per share computation:
Net income available to common stockholders	$7,495	$8,097	$12,173	$15,549

Weighted average shares outstanding	22,776	22,286	22,729	22,257

Earnings per share – Basic	$0.33	$0.36	$0.54	$0.70

Diluted - earnings per share computation:
Net income available to common stockholders	$7,495	$8,097	$12,173	$15,549

Weighted average shares outstanding	22,776	22,286	22,729	22,257
Incremental shares from assumed conversion of stock options	615	1,231	663	1,309

Diluted weighted average shares outstanding	23,391	23,517	23,392	23,566

Earnings per share – Diluted	$0.32	$0.34	$0.52	$0.66

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2005	22,651	$227	$57,989	$59,925	$211	$118,352
Net income	—	—	—	12,173	—	12,173	$12,173
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	107	107	107
Exercise of stock options	126	1	143	—	—	144	—
Stock-based compensation related to stock options	—	—	2,845	—	—	2,845	—
Tax benefit related to stock option exercises	—	—	793	—	—	793	—
Tax benefit from convertible note interest expense	—	—	882	—	—	882	—

Balance at June 30, 2006	22,777	$228	$62,652	$72,098	$318	$135,296	$12,280

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Gross collections	$166,802	$136,260
Less:
Amounts collected on behalf of third parties	(351)	(597)
Amounts applied to principal on receivable portfolios	(49,411)	(31,724)
Servicing fees	99	295
Operating expenses	(81,201)	(61,754)
Interest payments	(6,095)	(2,776)
Contingent interest payments	(12,601)	(16,412)
Other income	334	608
Decrease in restricted cash	185	502
Income taxes	(863)	(10,702)
Excess tax benefits from stock-based payment arrangements	(749)	—

Net cash provided by operating activities	16,149	13,700

Investing activities
Cash paid for Jefferson Capital acquisition	—	(142,860)
Purchases of receivable portfolios	(43,842)	(44,862)
Collections applied to principal of receivable portfolios	49,411	31,724
Proceeds from the sale of marketable securities	—	40,000
Proceeds from put-backs of receivable portfolios	1,984	739
Purchases of property and equipment	(790)	(1,051)

Net cash provided by (used in) investing activities	6,763	(116,310)

Financing activities
Proceeds from notes payable and other borrowings	4,500	167,366
Repayment of notes payable and other borrowings	(25,134)	(54,025)
Capitalized loan costs	—	(2,103)
Proceeds from exercise of common stock options and warrants	144	685
Excess tax benefits from stock-based payment arrangements	749	—
Repayment of capital lease obligations	(119)	(95)

Net cash (used in) provided by financing activities	(19,860)	111,828

Net increase in cash	3,052	9,218
Cash and cash equivalents, beginning of period	7,026	9,731

Cash and cash equivalents, end of period	$10,078	$18,949

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2006	2005
Net income	$12,173	$15,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,928	928
Amortization of loan costs	737	142
Stock-based compensation expense	2,845	55
Tax benefit from convertible note interest expense	882	—
Tax benefit from stock option exercises	793	881
Deferred income tax expense (benefit)	2,222	(2,109)
Excess tax benefits from stock-based payment arrangements	(749)	—
Impairment on receivable portfolios, net	(146)	—
Changes in operating assets and liabilities
Decrease in restricted cash	185	502
Decrease (increase) in other assets	534	(619)
Decrease in prepaid income tax	4,239	1,153
Decrease in accrued profit sharing arrangement	(3,680)	(2,839)
(Decrease) increase in accounts payable and accrued liabilities	(5,814)	57

Net cash provided by operating activities	$16,149	$13,700

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. (“Encore”) together with its subsidiaries (the “Company”) is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, telecom, and healthcare receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 6 for further discussion of the Company’s debt.

Encore is a Delaware holding company whose principal assets are its investments in various wholly owned subsidiaries.

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies

Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2005 for a summary of the Company’s significant accounting policies.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the Company’s opinion, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2006, its consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005. The unaudited interim condensed consolidated results of operations of the Company for the three and six months ended June 30, 2006 may not be indicative of future results. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

Effects of New Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting For Stock-Based Compensation.” In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires establishing assumptions and estimates of weighted-average fair value per share of options granted and performance shares issued, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, which is consistent with that used for pro forma disclosures under SFAS No. 123. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, and restricted stock units, that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statement of Cash Flows.

Changes in Accounting Estimate

During the quarter ended June 30, 2006, the Company revised its Unified Collection Score (“UCS”) methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that the Company has owned and serviced for greater than 6 months. For forecasting portfolios owned and serviced less than six months, the Company uses its proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54-month period. The Company has observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases 6 to 8 years from the date of purchase. When the Company first developed its cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, the forecasting models have been improved and the Company believes it has enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million or 13.6% as of June 30, 2006. The extension of the collection forecasts is being treated as a change in estimate and, in accordance with

Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”) is being recognized prospectively in the consolidated financial statements. This prospective treatment resulted in an increase in revenue of $0.9 million and an increase in the accrual for contingent interest of $0.4 million for the quarter ended June 30, 2006. The net impact of the change in estimate was to increase second quarter pretax income by $0.5 million, net income by $0.3 million and fully diluted earnings per share by $0.01.

New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements.

Reclassification

Certain amounts included in the accompanying prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Upon completion of a detailed analysis performed on its net tax assets during the quarter ended March 31, 2006, the Company determined that additional tax portfolio amortization deductions should be reflected as an increase in its prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on the Company’s consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly has no impact to the consolidated statements of operations.

Note 3: Stock-Based Compensation

On January 1, 2006, the Company implemented SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R requires establishing assumptions and estimates of the weighted-average fair value of stock options granted and restricted stock issued (“performance shares”), as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The below assumptions are used by the Company to determine the fair value of stock-based awards.

Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. An independent third party performed valuation procedures, which took into account the percentage of option exercises, the percentage of options that expired unexercised, and the percentage of options outstanding. The Company used this valuation as guidance to determine the expected life of the options, which is three years.

Expected Volatility. The expected volatility is based on the historical volatility of the Company’s common stock over the weighted-average vesting term of the options, which is three years.

Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the last 3 years as a proxy for forfeitures. The forfeitures are based on data specific to each employee class under the assumption that different classes of employees can act differently because of title, rank, number of options granted, and other like characteristics. For the purposes of this analysis, these classes included: (i) officers (as defined under Section 16 of the Securities Exchange Act of 1934) and (ii) all others receiving options. Based on the internal analysis, the expected forfeiture rates were determined to be 0.8% for officers and 6.6% for all others. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Weighted average fair value of options granted	$5.34	$13.39
Risk free interest rate	4.95%	3.87%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	45.84%	124.06%
Weighted-average expected life of options	3 Years	5 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the three and six months ended June 30, 2006, $1.5 million and $2.8 million was recognized as stock-based compensation expense under SFAS No. 123R, respectively. Unrecognized compensation cost related to stock options and performance shares as of June 30, 2006 was $12.4 million and the weighted-average life of these outstanding stock options and performance shares is approximately 2.6 years. The fair value of options vested were $2.9 million and $3.2 million during the six months ended June 30, 2006 and 2005, respectively.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the following periods (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$8,097	$15,549
Plus: Stock-based employee compensation expense included in reported net income, net of tax	16	33
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(738)	(1,300)

Pro forma net income	$7,375	$14,282

Earnings per share:
Basic – as reported	$0.36	$0.70

Basic – pro forma	$0.33	$0.64

Diluted – as reported	$0.34	$0.66

Diluted – pro forma	$0.31	$0.61

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

Performance Shares activity and related information is as follows for the six months ended June 30, 2006:

Performance Shares	Non-Vested Shares	Weighted- Average Grant Date Fair Value
Beginning of period December 31, 2005	62,550	$16.19
Awarded	—	—
Released	—	—
Cancelled/forfeited	(14,850)	16.19

End of period as of June 30, 2006	47,700	$16.19

A summary of the Company’s stock option activity and related information is as follows for the six months ended June 30, 2006:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,664,228	$0.35 -$20.30	$9.99
Granted	127,499	10.60 - 14.59	11.76
Cancelled/forfeited	(144,215)	11.00 -16.19	13.49
Exercised	(126,328)	0.35 -1.30	1.14

Outstanding at June 30, 2006	2,521,184	$0.35 -$20.30	$10.32	$18,988

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.4 million and $2.0 million, respectively.

The following table summarizes outstanding and exercisable options as of June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price
$0.35 - $0.52	618,665	$0.50	6.17	549,221	$0.50
1.00	200,004	1.00	4.71	200,004	1.00
1.30	78,831	1.30	6.58	78,831	1.30
2.95	37,500	2.95	6.81	37,500	2.95
4.50	833	4.50	6.85	833	4.50
10.60	42,000	10.60	9.93	—	—
11.00	166,668	11.00	7.33	166,668	11.00
12.01	74,999	12.01	7.33	74,999	12.01
14.59	10,500	14.59	9.83	—	—
15.42	300,000	15.42	8.84	100,000	15.42
16.17	148,334	16.17	7.77	108,342	16.17
16.19	312,850	16.19	9.34	—	—
16.93	10,000	16.93	7.85	6,667	16.93
17.83	35,000	17.83	8.95	11,667	17.83
18.02	150,000	18.02	9.09	—	—
18.63	250,000	18.63	8.22	50,000	18.63
20.09	60,000	20.09	8.59	20,000	20.09
20.30	25,000	20.30	8.67	8,334	20.30

$0.35 - $20.30	2,521,184	$10.32	7.58	1,413,066	$6.05

Note 4: Investment in Receivable Portfolios, Net

Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios in accordance with the provisions of AICPA Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities in a Transfer.” SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools”, and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool.

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

In compliance with SOP 03-03, the Company accounts for its investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. At June 30, 2006, one Cost Recovery Portfolio with a book value of $3.0 million was accounted for using the cost recovery method.

During the quarter ended June 30, 2006, the Company revised its UCS methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that the Company has owned and serviced for greater than 6 months. For forecasting portfolios owned and serviced less than six months, the Company uses its proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54-month period. The Company has observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases 6 to 8 years from the date of purchase. When the Company first developed its cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, the forecasting models have been improved and the Company believes that it has enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million or 13.6% as of June 30, 2006. The extension of the collection forecasts is being treated as a change in estimate and, in accordance with SFAS No. 154 is being recognized prospectively in the financial statements. This prospective treatment resulted in an increase in revenue of $0.9 million and an increase in the accrual for contingent interest of $0.4 million for the quarter ended June 30, 2006. The net impact of the change in estimate was to increase second quarter pretax income by $0.5 million, net income by $0.3 million and fully diluted earnings per share by $0.01.

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. Total accretable yield is the difference between future estimated collections and the current cost basis of a portfolio. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Six Months Ended June 30, 2006
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(6,507)	(51,067)	(57,574)
(Reductions) additions on existing portfolios	(6,615)	7,175	560
Additions for current purchases	—	28,708	28,708

Balance at March 31, 2006	$43,994	$345,777	$389,771
Revenue recognized, net	(6,734)	(52,870)	(59,604)
Additions on existing portfolios	19,961	7,326	27,287
Additions for 12 month curve extension	—	86,020	86,020
Additions for current purchases	—	22,950	22,950

Balance at June 30, 2006	$57,221	$409,203	$466,424

	Six Months Ended June 30, 2005
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2004	$72,740	$263,139	$335,879
Revenue recognized, net	(10,360)	(40,060)	(50,420)
Additions on existing portfolios	11,432	26,162	37,594
Additions for current purchases	—	22,450	22,450

Balance at March 31, 2005	$73,812	$271,691	$345,503
Revenue recognized, net	(9,230)	(44,289)	(53,519)
Additions on existing portfolios	1,694	10,130	11,824
Additions for current purchases	—	141,611	141,611

Balance at June 30, 2005	$66,276	$379,143	$445,419

During the three months ended June 30, 2006, the Company purchased receivable portfolios with a face value of $594.2 million for $21.3 million, or a purchase cost of 3.58% of face value. The estimated collections at acquisition for these portfolios amounted to $44.2 million. During the six months ended June 30, 2006, the Company purchased receivable portfolios with a face value of $1.2 billion for $48.4 million, or a purchase cost of 4.2% of face value. The estimated collections at acquisition for these portfolios amounted to $100.0 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2006 and 2005, approximately $6.7 million and $9.2 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered. During the six months ended June 30, 2006 and 2005, approximately $13.2 million and $19.6 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following table summarizes the changes in the net balance of the investment in receivable portfolios during the six months ended June 30, 2006 (in thousands, except percentages):

	For the Six Months Ended June 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	44,730	3,623	—	48,353
Gross collections[1]	(151,540)	(1,665)	(12,516)	(165,721)
Basis adjustments	(1,982)	—	(2)	(1,984)
Revenue recognized[1]	103,792	—	12,518	116,310
Impairment reversals, net	146	—	—	146

Balance, end of period	$250,445	$2,992	$—	$253,437

Revenue as a percentage of collections	68.6%	0.0%	100.0%	70.3%

[1]	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.7 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the six months ended June 30, 2006 (in thousands):

Valuation Allowance
Balance at December 31, 2005	$3,143
Provision for impairment losses	378
Reversal of prior allowance	(90)

Balance at March 31, 2006	$3,431
Provision for impairment losses	52
Reversal of prior allowance	(486)

Balance at June 30, 2006	$2,997

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Collection sites	$33,579	$31,764	$74,861	$66,806
Legal collections	29,065	22,622	54,836	43,819
Sales	1,985	7,359	9,094	10,656
Collection agencies	13,951	8,159	26,915	13,687
Other	606	503	1,096	1,292

Gross collections for the period	$79,186	$70,407	$166,802	$136,260

Note 5: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Debt issuance costs, net	$4,872	$5,441
Deferred court costs, net	6,548	3,811
Deferred compensation assets	3,830	3,887
Prepaid employment agreement	1,444	1,778
Other	1,096	1,148

	$17,790	$16,065

Note 6: Debt

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2006	December 31, 2005
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	62,669	77,169
Secured Financing Facility	14,102	19,809
Secured Notes	—	441
Capital Lease Obligations	598	702

	$177,369	$198,121

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

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

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

Holders may also surrender their Convertible Notes for conversion anytime on or after March 19, 2010 until the close of business on the trading day immediately preceding September 19, 2010, regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of a reporting period, or during the twelve months prior to September 19, 2010, the Company would write off to expense all remaining unamortized debt issuance costs in that period.

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to March 19, 2010, the Company may be obligated to pay an additional make-whole premium with respect to the Convertible Notes converted.

Convertible Notes Hedge Strategy. Concurrent with the sale of the Convertible Notes, the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 3,984,334 shares of the Company’s common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $11.6 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options and warrants must be settled in net shares. On the date of settlement, if the market price per share of the Company’s common stock is above $29.04 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $29.04 per share.

The warrants have a strike price of $29.04 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

In accordance with EITF No. 00-19 and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its condensed consolidated financial statements.

Revolving Credit Facility

In May 2006, the Company amended the Revolving Credit Facility. This second amendment to the Revolving Credit Facility extended the termination date to May 2010, reduced the maximum LIBOR spread by 75 basis points, increased the expansion feature to $50.0 million from $25.0 million and eliminated and modified certain financial covenants. The amended Revolving Credit Facility bears interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 225 basis points, depending on the Company’s leverage; or (b) the higher of the federal funds rate then in effect plus a spread of 50 basis points or the prime rate then in effect. The applicable margin will be adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to the Company’s consolidated statement of financial condition and results of operations. The amended Revolving Credit Facility is secured by all assets of the Company, except for the assets of the Company’s wholly-owned subsidiary, MRC Receivables Corporation, in which the Company’s former secured lender has a first priority security interest.

The amended Revolving Credit Facility provides for an aggregate revolving commitment of $200.0 million, subject to borrowing base availability, with $5.0 million sub-limits for swingline loans and letters of credit. The Revolving Credit Facility borrowing base provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by 3% per month beginning after the third complete month subsequent to purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, or (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005. The Company may request an increase in the amount of revolving credit commitments, under the expansion feature to $250.0 million upon satisfying certain conditions, including acceptance of such increase by existing or replacement lenders under the facility that agree to increase their commitments. This financing arrangement does not require the Company to share residual collections with the lender and may be pre-paid in part or in full anytime without penalty.

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

At June 30, 2006, of the $200.0 million commitment, our outstanding balance was $62.7 million, which bore a weighted average interest rate of 7.7%. Our aggregate borrowing base was $153.7 million, of which $91.1 million was available for future borrowings.

Secured Financing Facility

On December 20, 2000 MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity entered into a $75.0 million secured financing facility (the “Secured Financing Facility”) to finance the purchase of receivable portfolios. On December 31, 2004, this facility expired. Amounts outstanding under the Secured Financing Facility accrue interest at the prime rate plus 3.0% per annum, which was 11.25% at June 30, 2006. Principal payments, as defined in the agreement and accrued interest are payable weekly. Notes issued under the facility are collateralized by the charged-off receivables that were purchased with the proceeds from this financing arrangement. Unless amended, each note has a maturity date not to exceed 27 months after the borrowing date. Once an individual note is repaid (and the Company has recovered its investment in the receivable portfolio), the Company and the lender share the residual collections, net of servicing fees paid to the Company. The residual collections paid to the lender are classified as contingent interest. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. Estimates of the residual cash flows to be paid to the lender are used to determine an effective interest rate and are accrued each period as contingent interest.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stated interest	$420	$876	$897	$1,900
Contingent interest	4,235	6,689	8,921	13,572

Total interest expense	$4,655	$7,565	$9,818	$15,472

The Secured Financing Facility had a balance of $14.1 million as of June 30, 2006 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $40.8 million at that time. The assets pledged under this financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,372 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%. Capital lease obligations outstanding as of June 30, 2006 were $0.6 million.

Note 7: Income Taxes

The Company recorded an income tax provision of $5.7 million, reflecting an effective rate of 43.3% of pretax income during the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus tax differences of 0.1% and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of the Company’s 2003 income tax return of 2.5%, which the Company concluded in the three months ended June 30, 2006, was probable. For the three months ended June 30, 2005 the Company recorded an income tax provision of $5.6 million, reflecting an effective rate of 40.8% of pretax income. The effective tax rate for the three months ended June 30, 2005, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, and the effect of permanent book versus tax differences of 0.1%.

The Company recorded an income tax provision of $8.9 million, reflecting an effective rate of 42.3% of pretax income during the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus tax differences of 0.1% and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of the Company’s 2003 income tax return of 1.5%, which the Company concluded in the three months ended June 30, 2006, was probable. For the six months ended June 30, 2005, the Company recorded an income tax provision of $10.6 million, reflecting an effective rate of 40.6% of pretax income. The effective tax rate for the six months ended June 30, 2005, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, less the effect of permanent book versus tax differences of 0.1%.

Upon completion of a detailed analysis of its net tax assets, performed during the three months ended March 31, 2006, the Company determined that additional tax portfolio amortization deductions should be reflected as an increase in its prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on the Company’s consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly has no impact to the consolidated statements of operations.

Note 8: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller sorted by total aggregate costs, for the six months ended June 30, 2006 and 2005, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For The Six Months Ended
	June 30, 2006		June 30, 2005
	Cost	%	Cost	%
Seller 1	$21,009	43.4%	$95,708	68.1%
Seller 2	10,331	21.4%	—	—
Seller 3	6,256	12.9%	—	—
Seller 4	4,543	9.4%	2,370	1.7%
Seller 5	3,622	7.5%	31,211	22.2%
Seller 6	1,286	2.7%	9,347	6.6%
Seller 7	743	1.5%	—	—
Seller 8	563	1.2%	—	—
Seller 9	—	—	1,084	0.8%
Seller 10	—	—	850	0.6%

	$48,353	100.0%	$140,570	100.0%
Adjustments[1]	(139)		(200)

Purchase, net	$48,214		$140,370

[1]	Adjusted for put-backs, account recalls and replacements.

Note 9: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case. The hearing on this motion is scheduled for August 14, 2006. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. Management is aware of a number of cases styled as class actions that have been filed against the Company. To date, a class has been certified in one of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Purchase Commitments

In connection with the Company’s acquisition of Jefferson Capital Group in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. Future minimum purchase commitments at a fixed price under this agreement are as follows as of June 30, 2006 (amounts in thousands):

2006	2007	2008	2009	2010	Total
$18,439	$36,876	$36,876	$36,876	$18,438	$147,505

The purchase commitment above assumes that the remaining commitment as of June 30, 2006 will be incurred ratably over the remaining term of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K as of and for the year ended December 31, 2005, filed with the Securities and Exchange Commission. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), for which we claim the protection of the safe harbor of the Reform Act. See Part II - Item 1A. Risk Factors for more discussion on our forward-looking statements.

Introduction

We are a systems-driven purchaser and manager of charged-off consumer receivable portfolios and a provider of bankruptcy services to the finance industry. We acquire receivable portfolios at deep discounts from their face values using our proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment.

Special Committee to Consider Strategic Alternatives

On June 5, 2006, we announced the formation of a special committee of the board of directors (the “Special Committee”) to consider strategic alternatives. The Special Committee is comprised of independent members of our board of directors. The Special Committee has retained J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. as its financial advisors. The board of directors formed the Special Committee to identify and evaluate various strategic alternatives to enhance stockholder value, including the potential sale of the company. We cannot assure you that this strategic alternatives review process will result in any strategic transaction or sale of the company. We do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration, unless and until the board of directors has approved a specific transaction.

Overview

Results for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 are as follows:

•	Gross collections on receivable portfolios increased $8.8 million, or 12.5%, to $79.2 million

•	Revenue, excluding Ascension’s bankruptcy servicing fees of $6.2 million, increased $5.9 million, or 11.0%, to $59.7 million. Total revenue increased $12.1 million, or 22.6%, to $65.9 million

•	Net income decreased $0.6 million, or 7.4%, to $7.5 million

Results for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 are as follows:

•	Gross collections on receivable portfolios increased $30.5 million, or 22.4%, to $166.8 million

•	Revenue, excluding Ascension’s bankruptcy servicing fees of $9.1 million, increased $13.1 million, or 12.5%, to $117.3 million. Total revenue increased $22.2 million, or 21.3%, to $126.4 million

•	Net income decreased $3.4 million, or 21.7%, to $12.2 million

Although gross collections and revenue were higher for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, net income was lower. The lower net income for the three months ended June 30, 2006 was primarily the result of the expensing of stock options associated with our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” in the amount of $0.9 million on an after-tax basis, higher operating expenses associated with our higher volume of gross collections, and increased costs associated with new operating initiatives focused on increasing portfolio liquidation and lower effective accretion rates on collections from portfolios purchased in 2004, 2005, and 2006 compared to portfolios purchased in prior years due to a more competitive pricing environment in recent years, offset by after-tax net income of $0.8 million in our subsidiary, Ascension Capital Group, LP, (“Ascension”), increased accretion revenue associated with revising our Unified Collection Score (“UCS”) model by extending our collection forecast from 60 months to 72 months, and increased accretion revenue related to new operating initiatives. The lower net income for the six months ended June 30, 2006 was primarily the result of several factors including the expensing of stock options associated with our adoption of SFAS No. 123R in the amount of $1.7 million on an after-tax basis, the after-tax net loss of $0.5 million in Ascension, higher operating expenses associated with our higher volume of gross collections, and increased costs associated with new operating initiatives focused on increasing portfolio liquidation and lower effective accretion rates on collections from portfolios purchased in 2004, 2005, and 2006 compared to portfolios purchased in prior years due to a more competitive pricing environment in recent years, offset by increased accretion revenue associated with revising our UCS forecasts by extending our collection forecast from 60 months to 72 months, and increased accretion revenue during the quarter ended June 30, 2006 related to new operating initiatives implemented by the Company. The market for the purchase of unsecured charged-off consumer debt has remained competitive and we have continued to be disciplined in our approach to purchasing. During the three and six months ended June 30, 2006, we purchased $21.3 million and $48.4 million, respectively in receivable portfolios and amortized $19.8 million and $49.4 million, respectively in cost basis on our receivable portfolios. Our ability to grow revenue will be based on our ability to increase liquidation on our receivable portfolios, which would increase our internal rates of return applied to the cost basis of the portfolio, and to purchase additional receivable portfolios.

During the three and six months ended June 30, 2006, there was a significant reduction in placements of accounts at Ascension, our bankruptcy servicing business. We believe that this was the result of the large volume of bankruptcy filings in October 2005, just prior to the effective date of the new Bankruptcy Reform Act (the “Act”). We expect placement levels to return to historical levels by early 2007. Also, consistent with our revenue recognition policy, the revenue associated with the significant number of Chapter 7 account placements in October 2005 were recognized during the three months ended June 30, 2006.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2006		2005
Revenue
Revenue from receivable portfolios, net	$59,604	90.4%	$53,519	99.6%
Servicing fees and other related revenue	6,329	9.6%	239	0.4%

Total revenue	65,933	100.0%	53,758	100.0%

Operating expenses
Salaries and employee benefits	16,306	24.7%	12,375	23.0%
Stock-based compensation expense	1,464	2.2%	—	—
Cost of legal collections	12,944	19.6%	8,631	16.1%
Other operating expenses	5,655	8.6%	4,150	7.7%
Collection agency commissions	5,032	7.6%	3,462	6.4%
General and administrative expenses	3,300	5.0%	2,869	5.3%
Depreciation and amortization	968	1.5%	417	0.8%

Total operating expenses	45,669	69.2%	31,904	59.3%

Income before other income (expense) and income taxes	20,264	30.8%	21,854	40.7%

Other income (expense)
Interest expense	(7,337)	(11.1%)	(8,384)	(15.6%)
Other income	284	0.4%	203	0.4%

Total other expense	(7,053)	(10.7%)	(8,181)	(15.2%)

Income before income taxes	13,211	20.1%	13,673	25.5%
Provision for income taxes	(5,716)	(8.7%)	(5,576)	(10.4%)

Net income	$7,495	11.4%	$8,097	15.1%

	Six Months Ended June 30,
	2006		2005
Revenue
Revenue from receivable portfolios, net	$117,178	92.7%	$103,939	99.7%
Servicing fees and other related revenue	9,235	7.3%	295	0.3%

Total revenue	126,413	100.0%	104,234	100.0%

Operating expenses
Salaries and employee benefits	32,585	25.8%	24,975	24.0%
Stock-based compensation expense	2,845	2.2%	—	—
Cost of legal collections	24,222	19.2%	16,987	16.3%
Other operating expenses	12,101	9.6%	8,792	8.4%
Collection agency commissions	9,645	7.6%	5,486	5.3%
General and administrative expenses	7,033	5.6%	5,027	4.8%
Depreciation and amortization	1,928	1.5%	928	0.9%

Total operating expenses	90,359	71.5%	62,195	59.7%

Income before other income (expense) and income taxes	36,054	28.5%	42,039	40.3%

Other income (expense)
Interest expense	(15,288)	(12.1%)	(16,471)	(15.8%)
Other income	334	0.3%	608	0.6%

Total other expense	(14,954)	(11.8%)	(15,863)	(15.2%)

Income before income taxes	21,100	16.7%	26,176	25.1%
Provision for income taxes	(8,927)	(7.1%)	(10,627)	(10.2%)

Net income	$12,173	9.6%	$15,549	14.9%

Comparison of Results of Operations

Revenue

Our revenue is comprised primarily of accretion revenue, zero basis revenue, and servicing fee revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-03”).

During the quarter ended June 30, 2006, we revised our UCS methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for greater than 6 months. For forecasting portfolios owned and serviced less than six months, we use our proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54-month period. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases 6 to 8 years from the date of purchase. When we first developed our cash forecasting models in 2001, we had limited historical collection data with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, we have improved the forecasting models and we believe that we have enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6% as of June 30, 2006. The extension of the collection forecasts is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, (“Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,”) is being recognized prospectively in the financial statements. This prospective treatment resulted in an increase in revenue of $0.9 million and an increase in the accrual for contingent interest of $0.4 million for the quarter ended June 30, 2006. The net impact of the change in estimate was to increase second quarter pretax income by $0.5 million, net income by $0.3 million and fully diluted earnings per share by $0.01. Also during the second quarter, we increased our total estimated remaining collections by $33.1 million, or 4.8% as of June 30, 2006, to reflect the additional collections we expect to receive from new operating initiatives we implemented. This resulted in an increase in revenue of $2.1 million for the quarter, which was offset by $1.3 million in operating expenses incurred in connection with these initiatives.

Total revenue was $65.9 million for the three months ended June 30, 2006, an increase of $12.1 million, or 22.6%, compared to total revenue of $53.8 million for the three months ended June 30, 2005. The increase in revenue was primarily the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition and other recent portfolio purchases. As discussed above, the increase was also related to the increase in the effective interest rate on certain pools of receivable portfolios in connection with our implementation of new operating initiatives, and the extension of our collection forecasts from 60 to 72 months. The increases in revenue were mitigated in part by a greater portion of our collections coming from 2004, 2005 and 2006 purchases that have lower effective accretion rates than purchases made in prior years due to a more competitive pricing environment in 2004, 2005 and 2006. Of the increase in revenue, $6.3 million related to bankruptcy servicing revenue associated with our acquisition of Ascension in August 2005. Gross collections increased $8.8 million, or 12.5%, to $79.2 million during the three months ended June 30, 2006, from $70.4 million during the three months ended June 30, 2005.

Total revenue was $126.4 million for the six months ended June 30, 2006, an increase of $22.2 million, or 21.3%, compared to total revenue of $104.2 million for the six months ended June 30, 2005. The increase in revenue was primarily the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition and other recent portfolio purchases. As discussed above, the increase was also related to the increase in the effective interest rate on certain pools of receivable portfolios in connection with our implementation of new operating initiatives and the extension of our collection forecasts from 60 to 72 months. The increases in revenue were mitigated in part by a greater portion of our collections coming from 2004, 2005, and 2006 purchases that have lower effective accretion rates than purchases made in prior years due to a more competitive pricing environment in 2004, 2005 and 2006. Of the increase in revenue, $9.1 million related to bankruptcy servicing revenue associated with our acquisition of Ascension in August 2005. Gross collections increased $30.5 million, or 22.4%, to $166.8 million during the six months ended June 30, 2006, from $136.3 million during the six months ended June 30, 2005.

The following table summarizes our portfolio revenue by revenue-to-collections percentage. The accrual basis portfolios from 1999 to 2003 represent pool groups with high internal rates of return and high revenue to collection percentages (in thousands, except percentages):

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	Revenue to Collections Percentage	Revenue	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$6,734	11.3%	100.0%	$9,230	17.2%
1999 – 2003 Accrual Basis Portfolios	88.6%	16,134	27.1%	76.3%	25,231	47.2%
2004 – 2005 Accrual Basis Portfolios	70.0%	32,065	53.8%	68.5%	19,058	35.6%
2006 Accrual Basis Portfolios	56.4%	4,671	7.8%	—	—	—

Total	75.4%	$59,604	100.0%	76.4%	$53,519	100.0%

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Revenue to Collections Percentage	Revenue	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$13,241	11.3%	100.0%	$19,590	18.8%
1999 – 2003 Accrual Basis Portfolios	80.3%	35,080	29.9%	78.2%	$51,392	49.5%
2004 – 2005 Accrual Basis Portfolios	63.3%	63,371	54.1%	65.5%	$32,957	31.7%
2006 Accrual Basis Portfolios	58.0%	5,486	4.7%	—	—	—

Total	70.4%	$117,178	100.0%	76.6%	$103,939	100.0%

During the twelve months ended June 30, 2006, we invested $102.4 million for portfolios with face values aggregating $2.9 billion for an average purchase price of 3.6% of face value. This is a $106.2 million decrease, or 50.7%, in the amount invested compared with the $208.6 million invested during the twelve months ended June 30, 2005 to acquire portfolios with a face value aggregating $6.1 billion for an average purchase price of 3.4% of face value. The decrease is primarily a result of the $96.6 million allocated to the $2.8 billion of face value portfolio purchased as part of the Jefferson Capital Group acquisition in June 2005.

For revenue recognition purposes, portfolios are divided into two groups: Accrual Basis Portfolios - those that still have a remaining unamortized basis, and Zero Basis Portfolios - those portfolios for which the cost basis has been completely amortized. Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the three months ended June 30, 2006, $6.4 million (exclusive of $0.4 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $2.4 million decrease from the $8.8 million (exclusive of $0.5 million of zero basis revenue on the retained interest) recognized during the three months ended June 30, 2005. During the six months ended June 30, 2006, $12.5 million (exclusive of $0.7 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $6.1 million decrease from the $18.6 million (exclusive of $1.0 million of zero basis revenue on the retained interest) recognized during the six months ended June 30, 2005. We expect the revenue from these portfolios to decline in future quarters as collections from these portfolios diminish. For additional information on revenue see the Supplemental Performance Data below.

Operating Expenses

Total operating expenses were $45.7 million for the three months ended June 30, 2006, an increase of $13.8 million, or 43.1%, compared to total operating expenses of $31.9 million for the three months ended June 30, 2005.

Total operating expenses were $90.4 million for the six months ended June 30, 2006, an increase of $28.2 million, or 45.3%, compared to total operating expenses of $62.2 million for the six months ended June 30, 2005.

Salaries and employee benefits

Total salaries and employee benefits increased by $3.9 million, or 31.8%, to $16.3 million during the three months ended June 30, 2006 from $12.4 million during the three months ended June 30, 2005. The increase was primarily the result of a $3.0 million or 35.2% increase in salaries, wages and payroll taxes associated with additional headcount. Of this headcount increase, approximately 100 employees representing $1.0 million in salaries, wages and payroll taxes related to our collection site in St. Cloud, Minnesota acquired from Jefferson Capital in June 2005 and approximately 200 employees representing $2.6 million in salaries, wages and payroll taxes related to Ascension which we acquired in August 2005.

Total salaries and employee benefits increased by $7.6 million, or 30.5%, to $32.6 million during the six months ended June 30, 2006 from $25.0 million during the six months ended June 30, 2005. The increase was primarily the result of a $6.0 million or 35.6% increase in salaries, wages and payroll taxes associated with additional headcount. Of this headcount increase, approximately 100 employees representing $2.0 million in salaries, wages and payroll taxes related to our collection site in St. Cloud, Minnesota acquired from Jefferson Capital in June 2005 and approximately 200 employees representing $5.3 million in salaries, wages and payroll taxes related to Ascension which we acquired in August 2005.

Stock-based compensation expenses

Stock-based compensation amounted to $1.5 million and $2.8 million for the three and six months ended June 30, 2006, respectively. These amounts are the result of implementing Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”), effective January 1, 2006. SFAS No. 123R requires us to expense stock options, restricted stock, and any other share-based payments beginning January 1, 2006 but does not require us to expense these amounts in any prior periods. See Note 3 to the unaudited interim condensed consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $4.3 million, or 50.0% to $12.9 million during the three months ended June 30, 2006 as compared to $8.6 million during the three months ended June 30, 2005. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $6.5 million, or 28.5% in gross collections through our legal channel. Gross legal collections amounted to $29.1 million during the three months ended June 30, 2006 from $22.6 million collected during the three months ended June 30, 2005. Cost of legal collections increased as a percent of gross collections through this channel to 44.5% during the three months ended June 30, 2006, from 38.2% during the three months ended June 30, 2005, primarily as a result of upfront costs associated with new operating initiatives focused on increasing portfolio liquidation.

The cost of legal collections increased $7.2 million, or 42.6% to $24.2 million during the six months ended June 30, 2006 as compared to $17.0 million during the six months ended June 30, 2005. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $11.0 million, or 25.1% in gross collections through our legal channel. Gross legal collections amounted to $54.8 million during the six months ended June 30, 2006 from $43.8 million collected during the six months ended June 30, 2005. Cost of legal collections increased as a percent of gross collections through this channel to 44.2% during the six months ended June 30, 2006, from 38.8% during the six months ended June 30, 2005, primarily as a result of upfront costs associated with new operating initiatives focused on increasing portfolio liquidation.

Other operating expenses

Other operating expenses increased $1.5 million, or 36.3%, to $5.7 million during the three months ended June 30, 2006 from $4.2 million during the three months ended June 30, 2005. The increase was primarily attributed to Ascension (acquired in August 2005), which contributed $1.8 million of other operating expenses relating to its bankruptcy services business, including $0.5 million of amortization expense relating to the purchased servicing asset. This increase was offset by a reduction in the cost of direct mail campaigns, which decreased $0.2 million, or 12.1%, to $1.5 million during the three months ended June 30, 2006 compared to $1.7 million during the three months ended June 30, 2005.

Other operating expenses increased $3.3 million, or 37.6%, to $12.1 million during the six months ended June 30, 2006 from $8.8 million during the six months ended June 30, 2005. This increase is the result of increases in the number of direct mail campaigns and operating costs associated with Ascension, which we acquired in August 2005. The cost of direct mail campaigns increased $0.3 million, or 6.7%, to $4.2 million during the six months ended June 30, 2006 compared to $3.9 million during the six months ended June 30, 2005. Ascension contributed $3.2 million to the overall increase, including $1.1 million of amortization expense relating to the purchased servicing asset.

Collection agency commissions

During the three months ended June 30, 2006, we paid $5.0 million in commissions to third party collection agencies, or 36.1% of the related gross collections of $14.0 million compared to $3.5 million in commissions, or 42.4% of the related gross collections of $8.2 million during the three months ended June 30, 2005. The increase in commissions is consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

During the six months ended June 30, 2006, we paid $9.6 million in commissions to third party collection agencies, or 35.8% of the related gross collections of $26.9 million compared to $5.5 million in commissions, or 40.1% of the related gross collections of $13.7 million during the six months ended June 30, 2005. The increase in commissions is consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

General and administrative expenses

General and administrative expenses increased $0.4 million, or 15.0%, to $3.3 million during the three months ended June 30, 2006, from $2.9 million during the three months ended June 30, 2005. The increase was primarily the result of a $0.6 million increase in general corporate matters and $0.5 million in increased expenses related to the addition of the St. Cloud site and the acquisition of Ascension in August 2005. These increases were offset by lower legal costs of $0.7 million relating to litigation defense.

General and administrative expenses increased $2.0 million, or 40.0%, to $7.0 million during the six months ended June 30, 2006, from $5.0 million during the six months ended June 30, 2005. The increase was primarily the result of a $1.2 million increase in general corporate matters and $1.1 million in increased expenses related to the addition of the St. Cloud site and the acquisition of Ascension in August 2005. These increases were offset by lower legal costs of $0.3 million relating to litigation defense.

Depreciation and amortization

Depreciation and amortization expense increased $0.6 million, or 132.1%, to $1.0 million during the three months ended June 30, 2006, from $0.4 million during the three months ended June 30, 2005. Amortization expense for the three months ended June 30, 2006 relating to intangible assets purchased from Ascension in the third quarter 2005 was $0.4 million. There were no amortizable intangible assets for the three months ended June 30, 2005. Depreciation expense remained relatively consistent at $0.6 million and $0.4 million during the three months ended June 30, 2006 and 2005, respectively.

Depreciation and amortization expense increased $1.0 million, or 107.8%, to $1.9 million during the six months ended June 30, 2006, from $0.9 million during the six months ended June 30, 2005. Amortization expense for the six months ended June 30, 2006 relating to intangible assets purchased from Ascension in the third quarter 2005 was $0.8 million. There were no amortizable intangible assets for the six months ended June 30, 2005. Depreciation expense remained relatively consistent at $1.1 million and $0.9 million during the six months ended June 30, 2006 and 2005, respectively.

Interest expense

Interest expense decreased $1.1 million, or 12.5% to $7.3 million during the three months ended June 30, 2006 from $8.4 million during the three months ended June 30, 2005.

Interest expense decreased $1.2 million, or 7.2% to $15.3 million during the six months ended June 30, 2006 from $16.5 million during the six months ended June 30, 2005.

The following table summarizes our interest expense (in thousands, except percentages):

	For the Three Months Ended June 30,
	2006	2005	$ Change	% Change
Stated interest on debt obligations	$2,626	$1,527	$1,099	72.0%
Amortization of loan fees and other loan costs	476	168	308	183.3%
Contingent interest	4,235	6,689	(2,454)	(36.7%)

Total interest expense	$7,337	$8,384	$(1,047)	(12.5%)

	For the Six Months Ended June 30,
	2006	2005	$ Change	% Change
Stated interest on debt obligations	$5,330	$2,610	$2,720	104.2%
Amortization of loan fees and other loan costs	1,037	289	748	258.8%
Contingent interest	8,921	13,572	(4,651)	(34.3%)

Total interest expense	$15,288	$16,471	$(1,183)	(7.2%)

The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility. Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we then share the residual collections “Contingent Interest” from the receivable portfolios, net of our servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest Expense.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 6 to the unaudited interim condensed consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

During the three months ended June 30, 2006, total other income was $0.3 million, compared to $0.2 million for the three months ended June 30, 2005. During the six months ended June 30, 2006, total other income was $0.3 million, compared to $0.6 million for the six months ended June 30, 2005. For the six month ended June 30, 2006, the decrease in other income and expense was primarily the result of lower interest income due to lower balances of invested cash.

Provision for income taxes

During the three months ending June 30, 2006, we recorded an income tax provision of $5.7 million, reflecting an effective rate of 43.3% of pretax income. Our effective tax rate for the three months ended June 30, 2006 differed from the federal statutory rate primarily due to the net effect of state taxes and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of our 2003 income tax return. For the three months ended June 30, 2005, we recorded an income tax provision of $5.6 million, reflecting an effective rate of 40.8% of pretax income. Our effective tax rate for the three months ended June 30, 2005 differed from the federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to higher taxable income and the increase in tax expense related to the tax audit issue noted above.

During the six months ending June 30, 2006, we recorded an income tax provision of $8.9 million, reflecting an effective rate of 42.3% of pretax income. Our effective tax rate for the six months ended June 30, 2006 differed from the federal statutory rate primarily due to the net effect of state taxes and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of our 2003 income tax return. For the six months ended June 30, 2005, we recorded an income tax provision of $10.6 million, reflecting an effective rate of 40.6% of pretax income. Our effective tax rate for the six months ended June 30, 2005 differed from the federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to higher taxable income and the increase in tax expense related to the tax audit issue noted above. See Note 7 to the unaudited interim condensed consolidated financial statements for a further discussion of income taxes.

Upon completion of a detailed analysis performed in the first quarter of 2006 on its net tax assets, we determined that additional tax portfolio amortization deductions should be reflected as an increase in our prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on our consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly has no impact to the consolidated statements of operations.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Cumulative Collections through June 30, 2006
	Purchase Price[1]	<2000[4]	2000	2001	2002	2003	2004	2005	2006	Total[2]	CCM[3]
<1999	$41,117[4]	$61,703	$26,926	$22,545	$15,007	$7,546	$4,202	$2,042	$861	$140,832	3.4
1999	48,712	7,864	21,299	19,174	16,259	11,508	8,654	5,157	2,239	92,154	1.9
2000	6,153	—	5,489	7,172	4,542	4,377	2,293	1,323	523	25,719	4.2
2001	38,188	—	—	21,197	54,184	33,072	28,551	20,622	7,575	165,201	4.3
2002	61,500	—	—	—	48,322	70,227	62,282	45,699	17,360	243,890	4.0
2003	88,543	—	—	—	—	59,038	86,958	69,932	28,098	244,026	2.8
2004	101,376	—	—	—	—	—	39,400	79,845	28,025	147,270	1.5
2005	193,427	—	—	—	—	—	—	66,491	72,306	138,797	0.7
2006	48,214	—	—	—	—	—	—	—	9,464	9,464	0.2

Total	$627,230	$69,567	$53,714	$70,088	$138,314	$185,768	$232,340	$291,111	$166,451	$1,207,353	1.9

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through June 30, 2006.
[3]	Cumulative Collections Multiple (“CCM”) - collections to date as a multiple of purchase price.
[4]	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]	Historical Gross Collections[2]	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117[3]	$140,832	$1,253	$142,085	3.5
1999	48,712	92,154	4,674	96,828	2.0
2000	6,153	25,719	1,204	26,923	4.4
2001	38,188	165,201	27,092	192,293	5.0
2002	61,500	243,890	50,877	294,767	4.8
2003	88,543	244,026	85,916	329,942	3.7
2004	101,376	147,270	116,694	263,964	2.6
2005	193,427	138,797	341,243	480,040	2.5
2006[4]	48,214	9,464	90,908	100,372	2.1

Total	$627,230	$1,207,353	$719,861	$1,927,214	3.1

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.

[2]	Cumulative collections from inception through June 30, 2006.

[3]	From inception to December 31, 1998.

[4]	2006 purchases have collections forecasted using a 54 month collection forecast until the portfolios are greater than six months from the date of purchase, at which time a 72 month forecast will be used.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of June 30, 2006 (in thousands, except percentages):

	Unamortized Balance as of June 30, 2006	Purchase Price[1]	Unamortized Balance as a Percentage of Purchase Price[2]	Unamortized Balance as a Percentage of Total
2001	$142	$38,188	0.4%	0.1%
2002	7,430	61,500	12.1%	2.9%
2003	15,178	88,543	17.1%	6.0%
2004	41,541	101,376	41.0%	16.4%
2005	144,910	193,427	74.9%	57.2%
2006[3]	44,236	48,214	91.7%	17.4%

Totals	$253,437	$531,248	47.7%	100.0%

[1]	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

[2]	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of accounts that occurred at the time of purchase.

[3]	Includes only six months of activity through June 30, 2006.

Portfolio Gross Collections by Channel

During the three and six months ended June 30, 2006 and 2005, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Collection sites	$33,579	$31,764	$74,861	$66,806
Legal collections	29,065	22,622	54,836	43,819
Sales	1,985	7,359	9,094	10,656
Collection agencies	13,951	8,159	26,915	13,687
Other	606	503	1,096	1,292

Gross collections for the period	$79,186	$70,407	$166,802	$136,260

Changes in Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios is comprised of two components. First, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their cost basis for which every dollar of gross collections is recorded entirely as Zero Basis Revenue (“Zero Basis Portfolios”).

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended June 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$248,529	$3,880	$—	$252,409
Purchases of receivable portfolios	21,262	—	—	21,262
Gross collections[1]	(71,382)	(888)	(6,368)	(78,638)
Basis adjustments	(835)	—	(1)	(836)
Revenue recognized[1]	52,437	—	6,369	58,806
Impairment reversals, net	434	—		434

Balance, end of period	$250,445	$2,992	$—	$253,437

Revenue as a percentage of collections	74.1%	0.0%	100.0%	75.3%

	For the Three Months Ended June 30, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$142,069	$—	$—	$142,069
Purchases of receivable portfolios	118,501	2,546	—	121,047
Gross collections[1]	(60,848)	(7)	(8,766)	(69,621)
Basis adjustments	(480)	—	(1)	(481)
Revenue recognized[1]	44,289	—	8,767	53,056

Balance, end of period	$243,531	$2,539	$—	$246,070

Revenue as a percentage of collections	72.8%	0.0%	100.0%	76.2%

	For the Six Months Ended June 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	44,730	3,623	—	48,353
Gross collections[1]	(151,540)	(1,665)	(12,516)	(165,721)
Basis adjustments	(1,982)	—	(2)	(1,984)
Revenue recognized[1]	103,792	—	12,518	116,310
Impairment reversals, net	146	—	—	146

Balance, end of period	$250,445	$2,992	$—	$253,437

Revenue as a percentage of collections	68.6%	0.0%	100.0%	70.3%

	For the Six Months Ended June 30, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	138,024	2,546	—	140,570
Transfers of portfolios	404	(404)	—	—
Gross collections[1]	(116,061)	(13)	(18,619)	(134,693)
Basis adjustments	(738)	—	(1)	(739)
Revenue recognized[1]	84,349	—	18,620	102,969

Balance, end of period	$243,531	$2,539	$—	$246,070

Revenue as a percentage of collections	72.7%	0.0%	100.0%	76.4%

[1]	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) was $0.4 million and $0.7 million during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, gross collections and revenue related to the retained interest were $0.5 million and $1.0 million, respectively.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 (in thousands, except percentages):

	For The Three Months Ended June 30,
Variance Component	2006	2005	Change	Revenue Variance
Average portfolio balance	$249,868	$186,379	$63,489	$15,087
Weighted average effective interest rate[1]	84.6%	95.1%	(10.5%)	(6,505)
Zero basis revenue	$6,369	$8,767		(2,398)
Retained interest revenue	$364	$463		(99)

Total variance				$6,085

	For The Six Months Ended June 30,
Variance Component	2006	2005	Change	Revenue Variance
Average portfolio balance	$250,300	$166,138	$84,162	$42,728
Weighted average effective interest rate[1]	83.1%	101.5%	(18.4%)	(23,139)
Zero basis revenue	$12,518	$18,620		(6,102)
Retained interest revenue	$722	$970		(248)

Total variance				$13,239

[1]	For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands, except percentages):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2004	400	$786,398	$17,248
Q2 2004	296	758,877	19,031
Q3 2004	365	721,237	20,967
Q4 2004	530	1,195,090	46,128
Q1 2005	513	530,047	19,523
Q2 2005[1]	2,773	3,675,277	121,939
Q3 2005[2]	434	381,508	14,151
Q4 2005[2]	1,568	1,326,216	39,941
Q1 2006[2]	673	558,574	27,091
Q2 2006[2]	837	594,190	21,262

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.

[2]	Purchase price includes a $2.3 million, $2.0 million, $2.4 million, and $2.1 million allocation of the forward flow asset for Q3 and Q4 2005 and Q1 and Q2 2006, respectively.

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Credit card	$10,207	$117,593	$25,918	$137,116
Other	11,055	3,454	22,435	3,454

	$21,262	$121,047	$48,353	$140,570

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings, and tax payments. Our strong operating performance has resulted in an increase in stockholders’ equity to $135.3 million as of June 30, 2006 from $118.3 million as of December 31, 2005. In addition, we had an unrestricted cash balance of $10.1 million at June 30, 2006, after borrowing $4.5 million and repaying $25.1 million in principal on our debt facilities and purchasing $43.8 in receivable portfolios.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$16,149	$13,700
Net cash provided by (used in) investing activities	6,763	(116,310)
Net cash (used in) provided by financing activities	(19,860)	111,828

On December 31, 2004 our Secured Financing Facility expired. However, Contingent Interest payments related to our residual collections sharing arrangement with the lender will extend into the future. All of our portfolio purchases are now funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 6 to the unaudited condensed consolidated financial statements for more discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

Operating Cash Flows

Net cash provided by operating activities was $16.1 million for the six months ended June 30, 2006, and $13.7 million for the six months ended June 30, 2005. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the six months ended June 30, 2006 grew $30.5 million, or 22.4%, to $166.8 million from $136.3 million for the six months ended June 30, 2005.

Total cash basis operating expenses were $81.2 million for the six months ended June 30, 2006, compared to $61.8 million for the six months ended June 30, 2005. The increase was primarily volume-related, driven by our collection growth and new operational initiatives, as well as increases in rent expense, and the cost of corporate compliance, offsets by lower litigation defense costs. Interest payments were $18.7 million for the six months ended June 30, 2006, and $19.2 million for the six months ended June 30, 2005. The decrease in interest payments was primarily the result of lower contingent interest payments related to our residual collections sharing arrangement for portfolios financed by our Secured Financing Facility and lower borrowings under the Revolving Credit Facility. See Management’s Discussion and Analysis for a detailed discussion of operating and interest expenses.

Investing Cash Flows

Net cash provided by (used in) investing activities was $6.8 million for the six months ended June 30, 2006, and ($116.3) million for the six months ended June 30, 2005.

The cash flows provided by investing activities for the six months ended June 30, 2006 are primarily related to receivable portfolio purchases of $43.8 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $49.4 million. The cash flows used in investing activities for the six months ended June 30, 2005 are primarily related to our acquisition of certain assets of Jefferson Capital for $142.9 million and receivable portfolio purchases of $44.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $31.7 million.

Capital expenditures for fixed assets acquired with internal cash flow were $0.8 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.

Financing Cash Flows

Net cash (used in) provided by financing activities was ($19.9) million and $111.8 million for the six months ended June 30, 2006 and 2005, respectively.

The cash used in financing activities during the six months ended June 30, 2006, reflects $25.1 million in repayments of notes payable, amounts outstanding under our line of credit and other borrowings, offset by $4.5 million in borrowings under our line of credit agreement. Cash provided by financing activities for the six months ended June 30, 2005, reflects $167.4 million in borrowings under our line of credit agreement of which $142.9 million was used to fund the Jefferson Capital acquisition, offset by $54.0 million in repayments of notes payable, amounts outstanding under our line of credit and other borrowings.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$598	$258	$340	$—	$—
Operating leases	11,672	1,877	3,261	2,436	4,098
Employment agreements	770	385	385	—	—
Secured Financing Facility	14,102	14,102	—	—	—
Revolving Credit Facility	62,669	—	—	62,669	—
3.375% Convertible Senior Notes	100,000	—	—	100,000	—
Contractual interest on 3.375% Convertible Senior Notes	15,188	3,375	6,750	5,063	—
Portfolio forward flow agreement	147,505	36,876	73,752	36,877	—
Other	551	551	—	—	—

Total contractual cash obligations	$353,055	$57,424	$84,488	$207,045	$4,098

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivable portfolios. However, repayment of the original principal amount must be made no later than 27 months following the date of the original advance, unless amended, with respect to each advance under the Secured Financing Facility. The table reflects the repayment of the loans under the Secured Financing Facility based upon our expected cash collections, which reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. Our amended Revolving Credit Facility has a remaining term of four years and to the extent that a balance is outstanding on our line of credit, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our line of credit as of June 30, 2006 was $62.7 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 6 to our unaudited interim condensed consolidated financial statements. For additional information on purchase commitments see Note 9 to our unaudited interim condensed consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved eighteen consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $10.1 million as of June 30, 2006, and $137.3 million in borrowing capacity and borrowing base availability of $91.1 million under our Revolving Credit Facility as of June 30, 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management accordingly is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q as of and for the three months ended June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. In August 2005, the Company completed the acquisition of Ascension Capital Group, Ltd. As part of the integration process with respect to this acquisition, we are in the process of implementing our controls and procedures into the recently acquired Ascension operations and are conducting control reviews and remediation efforts pursuant to the Sarbanes-Oxley Act of 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006 the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal from the court’s order denying the anti-SLAPP motion and on June 16, 2006 we filed a motion to stay the case. The hearing on this motion is scheduled for August 14, 2006. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. Management is aware of a number of cases styled as class actions that have been filed against the

Company. To date, a class has been certified in one of these cases. The Company believes that these cases are without merit and intends to vigorously defend them. However, several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”), which could materially affect our business, financial condition or future results and are incorporated herein by reference. The following risk factor is a material update to the risk factors contained in the Form 10-K:

The formation of a Special Committee by our board of directors and its consideration of the sale of our company may distract management and employees or otherwise disrupt operations, which could adversely affect our results of operations.

As discussed above, on June 5, 2006, we announced the formation of a Special Committee of our board of directors to consider strategic alternatives. While the Special Committee will look to strategic alternatives it feels may enhance stockholder value, including the potential sale of the company, the uncertainty inherent in such process could undermine company morale and may at times divert management’s attention from routine matters. For instance, the Special Committee has no exact timeline for this process and we do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration until the board of directors has approved such transaction. In addition, we cannot assure you that this strategic alternatives review process ultimately will result in any strategic transaction or sale of the company, so the stockholders may never realize the potential enhancement in value that the Special Committee is seeking. Ultimately, the unpredictability associated with this process could adversely affect our results of operations in any of the ways described above or in various other ways that are unforeseen at this time.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The words “believe,” “expect,” “anticipate,” “estimate,” “project,” or the negation thereof or similar expressions constitute forward-looking statements within the meaning of the Reform Act. These statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. These statements include, among others, statements found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For all forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.

Our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

•	Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;

•	We may purchase portfolios that contain unprofitable accounts;

•	The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model;

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future liquidity requirements;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition, and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on our receivable portfolios, intangible assets or other long lived assets;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	We may not be able to manage our growth effectively;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely;

•	Our results of operations may be materially adversely affected if bankruptcy filings increase; and

•	We have engaged in transactions with members of our board of directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest.

•	The formation of a special committee by our board of directors and its consideration of strategic alternatives, including the potential sale of our company, may disrupt operations and distract management and employees, which could harm operations. Additionally, the process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate, may not result in benefits to the company or our stockholders and the uncertainty as to the future direction of the company may harm the company.

Forward-looking statements speak only as of the date the statement was made. They inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout our annual report on Form 10-K as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission. We do not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

In addition, it is our policy generally not to make any specific projections as to future earnings and we do not endorse projections regarding future performance that may be made by third parties.

Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 2006, we held our annual meeting of stockholders. At the annual meeting, Barry R. Barkley, J. Brandon Black, Raymond Fleming, Carl C. Gregory, III, Eric D. Kogan, Alexander Lemond, Richard A. Mandell and Peter W. May were elected to serve as directors. The votes for the election of directors are set forth below:

Name of Nominee	Votes For	Votes Withheld
Barry R. Barkley	16,858,817	5,486,586
J. Brandon Black	20,676,259	1,669,144
Raymond Fleming	20,533,365	1,812,038
Carl C. Gregory, III	20,682,933	1,662,470
Eric D. Kogan	20,703,884	1,641,519
Alexander Lemond	20,532,144	1,813,259
Richard A. Mandell	20,726,478	1,618,925
Peter W. May	20,510,550	1,834,853

At the annual meeting, the stockholders also approved Proposal 2, ratifying the appointment of BDO Seidman, LLP as our independent register public accounting firm for fiscal year 2006. The votes for Proposal 2 were as follows:

Votes For	Votes Against	Abstentions	Nonvotes
21,825,645	516,537	3,221	0

Item 6. Exhibits

10.1	Amendment One dated as of June 5, 2006 to Employment Agreement between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on June 9, 2006).

10.2	Amendment One dated as of June 5, 2006 to Severance Agreement between Midland Credit Management, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on June 9, 2006).

10.3	Form of Change of Control Severance and Retention Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on June 9, 2006).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

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

Date: August 3, 2006