Form 10-Q
period 2006-09-30
ENCORE CAPITAL GROUP INC
filed 2006-11-02
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2006
Common Stock, $0.01 par value	22,778,311 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	September 30, 2006	December 31, 2005 (A)
	(Unaudited)
Assets
Cash and cash equivalents	$16,303	$7,026
Restricted cash	3,364	4,212
Accounts receivable, net	4,520	5,515
Investment in receivable portfolios, net	266,724	256,333
Property and equipment, net	4,868	5,113
Prepaid income tax	8,655	13,570
Purchased servicing asset	1,495	3,035
Forward flow asset	30,751	38,201
Other assets	19,111	16,065
Goodwill	13,735	14,148
Identifiable intangible assets, net	4,027	5,227

Total assets	$373,553	$368,445

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$19,609	$23,101
Accrued profit sharing arrangement	11,298	16,528
Deferred tax liabilities, net	11,507	7,241
Deferred revenue	1,930	3,326
Purchased servicing obligation	847	1,776
Debt	185,801	198,121

Total liabilities	230,992	250,093

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,778 shares and 22,651 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	228	227
Additional paid-in capital	64,683	57,989
Accumulated earnings	77,306	59,925
Accumulated other comprehensive income	344	211

Total stockholders’ equity	142,561	118,352

Total liabilities and stockholders’ equity	$373,553	$368,445

(A) Derived from the audited consolidated financial statements as of December 31, 2005.

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Revenue from receivable portfolios, net	$57,247	$58,086	$174,425	$162,025
Servicing fees and other related revenue	3,350	1,139	12,585	1,434

Total revenues	60,597	59,225	187,010	163,459

Operating expenses
Salaries and employee benefits	15,773	12,935	48,358	37,910
Stock-based compensation expense	1,490	—	4,335	—
Cost of legal collections	12,545	8,975	36,767	25,962
Other operating expenses	5,308	3,736	17,409	12,528
Collection agency commissions	4,533	7,242	14,178	12,728
General and administrative expenses	4,388	4,186	11,421	9,213
Depreciation and amortization	964	558	2,892	1,486

Total operating expenses	45,001	37,632	135,360	99,827

Income before other income (expense) and income taxes	15,596	21,593	51,650	63,632

Other income (expense)
Interest expense	(6,744)	(8,468)	(22,032)	(24,939)
Other income	45	2	379	610

Total other expense	(6,699)	(8,466)	(21,653)	(24,329)

Income before income taxes	8,897	13,127	29,997	39,303
Provision for income taxes	(3,689)	(5,348)	(12,616)	(15,975)

Net income	$5,208	$7,779	$17,381	$23,328

Basic - earnings per share computation:
Net income available to common stockholders	$5,208	$7,779	$17,381	$23,328

Weighted average shares outstanding	22,778	22,331	22,745	22,282

Earnings per share – Basic	$0.23	$0.35	$0.76	$1.05

Diluted - earnings per share computation:
Net income available to common stockholders	$5,208	$7,779	$17,381	$23,328
Interest expense on convertible notes, net of tax	—	60	—	60

Income available to common stockholders	$5,208	$7,839	$17,381	$23,388

Weighted average shares outstanding	22,778	22,331	22,745	22,282
Incremental shares from assumed conversion of stock options	605	1,272	644	1,266
Incremental shares from assumed conversion of convertible notes	—	482	—	162

Diluted weighted average shares outstanding	23,383	24,085	23,389	23,710

Earnings per share – Diluted	$0.22	$0.33	$0.74	$0.99

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2005	22,651	$227	$57,989	$59,925	$211	$118,352
Net income	—	—	—	17,381	—	17,381	$17,381
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	133	133	133
Exercise of stock options	127	1	145	—	—	146	—
Stock-based compensation related to stock options	—	—	4,335	—	—	4,335	—
Tax benefit related to stock option exercises	—	—	863	—	—	863	—
Tax benefit from convertible note interest expense	—	—	1,351	—	—	1,351	—

Balance at September 30, 2006	22,778	$228	$64,683	$77,306	$344	$142,561	$17,514

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Gross collections	$242,583	$220,159
Less:
Amounts collected on behalf of third parties	(546)	(882)
Amounts applied to principal on receivable portfolios	(66,937)	(56,395)
Servicing fees	51	69
Operating expenses	(121,420)	(94,168)
Interest payments	(9,634)	(5,146)
Contingent interest payments	(17,975)	(21,927)
Other income	379	610
Decrease in restricted cash	848	947
Income taxes	(842)	(19,085)
Excess tax benefits from stock-based payment arrangements	(754)	—

Net cash provided by operating activities	25,753	24,182

Investing activities
Cash paid for Jefferson Capital acquisition	—	(142,862)
Cash paid for Ascension Capital acquisition	—	(15,970)
Escrow deposit on employee retention contract	—	(2,000)
Purchases of receivable portfolios	(73,237)	(56,683)
Collections applied to principal of receivable portfolios	66,937	56,395
Proceeds from the sale of marketable securities	—	40,000
Proceeds from put-backs of receivable portfolios	2,691	1,094
Purchases of property and equipment	(1,447)	(1,883)

Net cash used in investing activities	(5,056)	(121,909)

Financing activities
Proceeds from notes payable and other borrowings	23,500	167,366
Proceeds from convertible note borrowings	—	90,000
Proceeds from sale of warrants associated with convertible notes	—	10,532
Purchase of call options associated with convertible notes	—	(24,642)
Repayment of notes payable and other borrowings	(35,641)	(139,816)
Capitalized loan costs	—	(5,564)
Proceeds from exercise of common stock options and warrants	146	705
Excess tax benefits from stock-based payment arrangements	754	—
Repayment of capital lease obligations	(179)	(126)

Net cash (used in) provided by financing activities	(11,420)	98,455

Net increase in cash	9,277	728
Cash and cash equivalents, beginning of period	7,026	9,731

Cash and cash equivalents, end of period	$16,303	$10,459

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2006	2005
Net income	$17,381	$23,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,892	1,486
Amortization of loan costs	1,039	408
Stock-based compensation expense	4,335	82
Tax benefit from convertible note interest expense	1,351	44
Tax benefit from stock option exercises	863	982
Deferred income tax expense (benefit)	4,266	(2,113)
Excess tax benefits from stock-based payment arrangements	(754)	—
Impairment on receivable portfolios, net	668	859
Changes in operating assets and liabilities
Decrease in restricted cash	848	947
Increase in other assets	(1,137)	(2,103)
Decrease (increase) in prepaid income tax	4,915	(1,952)
Decrease in accrued profit sharing arrangement	(5,230)	(3,320)
(Decrease) increase in deferred revenue and purchased service obligation	(2,325)	341
(Decrease) increase in accounts payable and accrued liabilities	(3,359)	5,193

Net cash provided by operating activities	$25,753	$24,182

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership and Description of Business

Encore Capital Group, Inc. (“Encore”) together with its subsidiaries (the “Company”) is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, telecom, and healthcare receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 6 for further discussion of the Company’s debt. Encore is a Delaware holding company whose assets consist of investments in its subsidiaries.

Note 2: Summary of Significant Accounting Policies

Significant Accounting Policies

Please refer to the Company’s annual report on Form 10-K as of and for the year ended December 31, 2005 for a summary of the Company’s significant accounting policies.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, in the Company’s opinion, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2006, its consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. The unaudited interim condensed consolidated results of operations of the Company for the three and nine months ended September 30, 2006 may not be indicative of future results. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006.

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

Changes in Accounting Estimate

During the quarter ended June 30, 2006, the Company revised its Unified Collection Score (“UCS”) methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that the Company has owned and serviced for greater than 6 months. For forecasting portfolios owned and serviced less than six months, the Company uses its proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54 or 60-month period. The Company has observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases 6 to 8 years from the date of purchase. When the Company first developed its cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, the forecasting models have been improved and the Company believes it has enough collection history to forecast collections to 72 months. The extension of the collection forecasts was treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”) is being recognized prospectively in the consolidated financial statements. See note 4 to the unaudited interim condensed consolidated financial statements for a further discussion on our Investment in Receivable Portfolios.

New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company is currently analyzing the potential impact of FIN No. 48 on its consolidated financial statements.

Final Purchase Price Allocation – Ascension Capital

On August 30, 2005, the Company acquired substantially all the assets and assumed certain liabilities of Ascension Capital Group, Ltd. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the Company initially allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The Company has one year from the consummation of a business combination to finalize the purchase price allocation. The purchase price was initially allocated using the information available at that time. The Company has analyzed the impact of Statement of Financial Accounting Standards 109, “Accounting for Income Taxes”, with regards to deferred revenue assumed in the acquisition and has come to the conclusion that a deferred tax asset should be established. The establishment of the deferred tax asset resulted in a reduction in purchased goodwill of $0.5 million.

Reclassification

Certain amounts included in the accompanying condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Upon completion of a detailed analysis performed on its net tax assets during the quarter ended March 31, 2006, the Company determined that additional tax portfolio amortization deductions should be reflected as an increase in its prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on the Company’s consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly had no impact on the consolidated statements of operations.

Note 3: Stock-Based Compensation

On January 1, 2006, the Company implemented SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R requires establishing assumptions and estimates of the weighted-average fair value of stock options granted and restricted stock issued (“performance shares”), as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The assumptions below are used by the Company to determine the fair value of stock-based awards.

Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. In order to determine the expected life of the options, the Company retained an independent, third party valuation firm. This independent third party performed valuation procedures, which took into account the percentage of option exercises, the percentage of options that expired unexercised, and the percentage of options outstanding. The Company used this valuation as guidance to determine the expected life of the options, which is three years.

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

The fair value of options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005
Weighted average fair value of options granted	$5.33	$13.78
Risk free interest rate	4.83%	3.94%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	44.38%	121.94%
Weighted-average expected life of options	3 Years	5 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the three and nine months ended September 30, 2006, $1.5 million and $4.3 million, respectively, was recognized as stock-based compensation expense under SFAS No. 123R. Unrecognized compensation cost related to stock options and performance shares as of September 30, 2006 was $11.3 million and the weighted-average life of these outstanding stock options and performance shares is approximately 2.5 years. The fair value of options vested was $4.3 million and $2.0 million during the nine months ended September 30, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company measured stock-based compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-

Based Compensation — Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the following periods (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$7,779	$23,328
Plus: Stock-based employee compensation expense included in reported net income, net of tax	16	49
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(830)	(2,130)

Pro forma net income	$6,965	$21,247

Earnings per share:
Basic – as reported	$0.35	$1.05

Basic – pro forma	$0.31	$0.95

Diluted – as reported	$0.33	$0.99

Diluted – pro forma	$0.29	$0.90

The 1999 Equity Participation Plan the (“1999 Plan”), as amended, reserved up to 3,300,000 shares for grant to employees, directors and consultants. Pursuant to the 1999 Plan, the Company could grant options at a price not less than 85.0% of the fair market value on the date of the grant and for a term not to exceed ten years. Options generally vest ratably over a three or five-year period unless otherwise determined by the Compensation Committee of the Board of Directors.

On March 30, 2005, the Board of Directors of the Company adopted a new 2005 Stock Incentive Plan the (“2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan was effective as of March 30, 2005, and was approved by the Company’s stockholders at the annual meeting on May 3, 2005. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Plan. In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan.

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

Performance Shares activity and related information is as follows for the nine months ended September 30, 2006:

Performance Shares	Non-Vested Shares	Weighted- Average Grant Date Fair Value
Beginning of period December 31, 2005	62,550	$16.19
Awarded	—	—
Released	—	—
Cancelled/forfeited	(14,850)	16.19

End of period as of September 30, 2006	47,700	$16.19

A summary of the Company’s stock option activity and related information is as follows for the nine months ended September 30, 2006:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,664,228	$0.35 -$20.30	$9.99
Granted	202,499	10.60 - 14.59	11.82
Cancelled/forfeited	(180,882)	11.00 - 16.19	14.03
Exercised	(127,661)	0.35 - 1.30	1.14

Outstanding at September 30, 2006	2,558,184	$0.35 -$20.30	$10.29	$20,454

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2.0 million and $2.4 million, respectively.

The following table summarizes outstanding and exercisable options as of September 30, 2006:

Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price
$0.35 - $0.52	618,665	$0.50	5.92	549,221	$0.50
1.00	200,004	1.00	4.46	200,004	1.00
1.30	77,498	1.30	6.33	77,498	1.30
2.95	37,500	2.95	6.56	37,500	2.95
4.50	833	4.50	6.60	833	4.50
10.60	42,000	10.60	9.68	—	—
11.00	166,668	11.00	7.08	166,668	11.00
11.94	75,000	11.94	9.90	—	—
12.01	74,999	12.01	7.08	74,999	12.01
14.59	10,500	14.59	9.58	—	—
15.42	300,000	15.42	8.59	100,000	15.42
16.17	116,667	16.17	7.52	78,341	16.17
16.19	307,850	16.19	9.09	—	—
16.93	10,000	16.93	7.59	6,667	16.93
17.83	35,000	17.83	8.70	11,667	17.83
18.02	150,000	18.02	8.84	50,001	18.02
18.63	250,000	18.63	7.97	100,000	18.63
20.09	60,000	20.09	8.34	20,000	20.09
20.30	25,000	20.30	8.42	8,334	20.30

$0.35 - $20.30	2,558,184	$10.29	7.39	1,481,733	$6.67

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

As permitted by SOP 03-03, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 were aggregated by quarter of purchase. In compliance with SOP 03-03, the Company accounts for its investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition. The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. At September 30, 2006, one Cost Recovery Portfolio with a book value of $2.5 million was accounted for using the cost recovery method.

During the quarter ended June 30, 2006, the Company revised its UCS methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that the Company has owned and serviced for greater than 6 months. For forecasting portfolios owned and serviced less than six months, the Company uses its proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54 or 60-month period. The Company has observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases six to eight years from the date of purchase. When the Company first developed its cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, the Company has improved the forecasting models and the Company believes that it has enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6% as of June 30, 2006. The extension of the collection forecasts is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, (“Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,”) is being recognized prospectively in the financial statements. This prospective treatment resulted in an increase in revenue of $0.7 million and an increase in the accrual for contingent interest of $0.4 million for the quarter ended September 30, 2006. The net impact of the change in estimate was to increase third quarter pretax income by $0.3 million, net income by $0.1 million and fully diluted earnings per share by $0.01. This prospective treatment resulted in an increase in revenue of $1.6 million and an increase in the accrual for contingent interest of $0.9 million for the nine months ended September 30, 2006. The net impact of the change in estimate was to increase pretax income for the nine months ended September 30, 2006 by $0.7 million, net income by $0.4 million and fully diluted earnings per share by $0.02. Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows.

Total accretable yield is the difference between future estimated collections and the current cost basis of a portfolio. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Nine Months Ended September 30, 2006
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(6,507)	(51,067)	(57,574)
(Reductions) additions on existing portfolios	(6,615)	7,175	560
Additions for current purchases	—	28,708	28,708

Balance at March 31, 2006	$43,994	$345,777	$389,771
Revenue recognized, net	(6,734)	(52,870)	(59,604)
Additions on existing portfolios	19,961	7,326	27,287
Additions for 12 month curve extension	—	86,020	86,020
Additions for current purchases	—	22,950	22,950

Balance at June 30, 2006	$57,221	$409,203	$466,424
Revenue recognized, net	(6,150)	(51,097)	(57,247)
(Reductions) additions on existing portfolios	(2,084)	13,722	11,638
Additions for current purchases	—	36,189	36,189

Balance at September 30, 2006	$48,987	$408,017	$457,004

	Nine Months Ended September 30, 2005
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2004	$72,740	$263,139	$335,879
Revenue recognized, net	(10,360)	(40,060)	(50,420)
Additions on existing portfolios	11,432	26,162	37,594
Additions for current purchases	—	22,450	22,450

Balance at March 31, 2005	$73,812	$271,691	$345,503
Revenue recognized, net	(9,230)	(44,289)	(53,519)
Additions on existing portfolios	1,694	10,130	11,824
Additions for current purchases	—	141,611	141,611

Balance at June 30, 2005	$66,276	$379,143	$445,419
Revenue recognized, net	(6,848)	(51,238)	(58,086)
Additions on existing portfolios	2,394	15,392	17,786
Additions for current purchases	—	15,669	15,669

Balance at September 30, 2005	$61,822	$358,966	$420,788

During the three months ended September 30, 2006, the Company purchased receivable portfolios with a face value of $1.1 billion for $32.3 million, or a purchase cost of 2.99% of face value. The estimated collections at acquisition for these portfolios amounted to $68.5 million. During the nine months ended September 30, 2006, the Company purchased receivable portfolios with a face value of $2.2 billion for $80.7 million, or a purchase cost of 3.6% of face value. The estimated collections at acquisition for these portfolios amounted to $168.5 million. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2006 and 2005, approximately $6.2 million and $6.8 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered. During the nine months ended September 30, 2006 and 2005, approximately $19.4 million and $26.4 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following table summarizes the changes in the net balance of the investment in receivable portfolios during the nine months ended September 30, 2006 (in thousands, except percentages):

	For the Nine Months Ended September 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	77,064	3,623	—	80,687
Gross collections[1]	(220,469)	(2,172)	(18,382)	(241,023)
Basis adjustments	(2,689)	—	(2)	(2,691)
Revenue recognized[1]	155,702	—	18,384	174,086
Impairment, net	(668)	—	—	(668)

Balance, end of period	$264,239	$2,485	$—	$266,724

Revenue as a percentage of collections	70.3%	0.0%	100.0%	72.0%

[1]	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $1.0 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the nine months ended September 30, 2006 (in thousands):

Valuation Allowance
Balance at December 31, 2005	$3,143
Provision for impairment losses	378
Reversal of prior allowance	(90)

Balance at March 31, 2006	$3,431
Provision for impairment losses	52
Reversal of prior allowance	(486)

Balance at June 30, 2006	$2,997
Provision for impairment losses	814
Reversal of prior allowance	—

Balance at September 30, 2006	$3,811

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Collection sites	$28,449	$32,676	$103,310	$99,482
Legal collections	30,204	22,108	85,040	65,927
Sales	4,094	8,423	13,188	19,079
Collection agencies	12,409	18,398	39,324	32,085
Other	625	2,294	1,721	3,586

Gross collections for the period	$75,781	$83,899	$242,583	$220,159

Note 5: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Debt issuance costs, net	$4,573	$5,441
Deferred court costs, net	8,139	3,811
Deferred compensation assets	3,952	3,887
Prepaid employment agreement	1,278	1,778
Other	1,169	1,148

	$19,111	$16,065

Note 6: Debt

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2006	December 31, 2005
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	73,669	77,169
Secured Financing Facility	11,609	19,809
Secured Notes	—	441
Capital Lease Obligations	523	702

	$185,801	$198,121

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually in arrears on March 19 and September 19 of each year, commencing March 19, 2006. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes are convertible prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represents an initial conversion price of approximately $22.34 per share, subject to adjustment.

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

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were $3.4 million, which have been capitalized as debt issuance costs on the Company’s consolidated statement of financial condition and are being amortized using the effective interest rate method over the term of the Convertible Notes.

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

Convertible Notes Hedge Strategy. Concurrent with the sale of the Convertible Notes, the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 3,984,334 shares of the Company’s common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $11.6 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options and warrants must be settled in net shares, except in connection with certain termination events, in which case they would be settled in cash based on the fair market value of the instruments On the date of settlement, if the market price per share of the Company’s common stock is above $29.04 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $29.04 per share.

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

Revolving Credit Facility

On June 7, 2005, the Company entered into a three-year $150.0 million revolving credit facility (the “Revolving Credit Facility”) to be used for the purposes of purchasing receivable portfolios and for working capital needs. Effective August 1, 2005, the Company amended the Revolving Credit Facility. This first amendment contained several provisions including an increase of the facility to $200.0 million, changes to certain financial covenants, the ability to increase the facility to $225.0 million, a reduction of the interest spreads and the ability to incur certain additional indebtedness. In May 2006, the Company again amended the Revolving Credit Facility. This second amendment to the Revolving Credit Facility extended the termination date to May 2010, reduced the maximum LIBOR spread by 75 basis points, increased the expansion feature to $50.0 million from $25.0 million and eliminated and modified certain financial covenants. The amended Revolving Credit Facility bears interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 225 basis points, depending on the Company’s leverage; or (b) the higher of the federal funds rate then in effect plus a spread of 50 basis points or the prime rate then in effect. The applicable margin will be adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to the Company’s consolidated statement of financial condition and results of operations. The amended Revolving Credit Facility is secured by all assets of the Company, except for the assets of the Company’s wholly-owned subsidiary, MRC Receivables Corporation, in which the Company’s former secured lender has a first priority security interest.

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

At September 30, 2006, of the $200.0 million commitment, our outstanding balance was $73.7 million, which bore a weighted average interest rate of 7.4%. Our aggregate borrowing base was $157.0 million, of which $83.3 million was available for future borrowings.

Secured Financing Facility

On December 20, 2000, MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity entered into a $75.0 million secured financing facility (the “Secured Financing Facility”) to finance the purchase of receivable portfolios. On December 31, 2004, this facility expired. Amounts outstanding under the Secured Financing Facility accrue interest at the prime rate plus 3.0% per annum, which was 11.25% at September 30, 2006. Principal payments, as defined in the agreement and accrued interest are payable weekly. Notes issued under the Secured Financing Facility are collateralized by the charged-off receivables that were purchased with the proceeds from this financing arrangement. Unless amended, each note has a maturity date not to exceed 27 months after the borrowing date. Once an individual note is repaid (and the Company has recovered its investment in the receivable portfolio), the Company and the lender share the residual collections, net of servicing fees paid to the Company. The residual collections paid to the lender are classified as contingent interest. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. Estimates of the residual cash flows to be paid to the lender are used to determine an effective interest rate and are accrued each period as contingent interest.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Stated interest	$380	$778	$1,277	$2,678
Contingent interest	3,824	5,034	12,746	18,607

Total interest expense	$4,204	$5,812	$14,023	$21,285

The Secured Financing Facility had a balance of $11.6 million as of September 30, 2006 and was collateralized by certain charged-off receivable portfolios with an aggregate carrying amount of $33.1 million at that time. The assets pledged under such financing facility, together with their associated cash flows, would not be available to satisfy claims of general creditors of the Company.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,372 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%. Capital lease obligations outstanding as of September 30, 2006 were $0.5 million.

Note 7: Income Taxes

The Company recorded an income tax provision of $3.7 million, reflecting an effective rate of 41.5% of pretax income during the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8% and the effect of permanent book versus tax differences of 0.8%. For the three months ended September 30, 2005 the Company recorded an income tax provision of $5.3 million, reflecting an effective rate of 40.7% of pretax income. The effective tax rate for the three months ended September 30, 2005, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), and a provision for state taxes of 8.8%.

The Company recorded an income tax provision of $12.6 million, reflecting an effective rate of 42.1% of pretax income during the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus tax differences of 0.2% and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of the Company’s 2003 income tax return of 1.2%, which was probable. For the nine months ended September 30, 2005, the Company recorded an income tax provision of $16.0 million, reflecting an effective rate of 40.6% of pretax income. The effective tax rate for the nine months ended September 30, 2005, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, less the effect of permanent book versus tax differences of 0.1%.

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

Note 8: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller sorted by total aggregate costs, for the nine months ended September 30, 2006 and 2005, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For The Nine Months Ended
	September 30, 2006		September 30, 2005
	Cost	%	Cost	%
Seller 1	$33,087	41.0%	$106,861	68.7%
Seller 2	3,622	4.5%	31,211	20.1%
Seller 3	10,260	12.7%	2,370	1.5%
Seller 4	1,286	1.6%	9,347	6.0%
Seller 5	8,071	10.0%	—	—
Seller 6	6,256	7.8%	—	—
Seller 7	5,949	7.4%	—	—
Seller 8	5,058	6.3%	—	—
Seller 9	743	0.9%	3,890	2.5%
Seller 10	4,382	5.4%	—	—
Seller 11	—	—	1,084	0.7%
Seller 12	—	—	850	0.5%
Seller 13	763	0.9%	—	—
Seller 14	647	0.8%	—	—
Seller 15	563	0.7%	—	—

	$80,687	100.0%	$155,613	100.0%
Adjustments[1]	(490)		(205)

Purchases, net	$80,197		$155,408

1 Adjusted for put-backs, account recalls and replacements.

Note 9: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case. This motion is currently under submission. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against the Company. To date, a class has been certified in one of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. There are a number of other lawsuits, claims and counterclaims pending or threatened against the Company. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees or agents. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Purchase Commitments

In connection with the Company’s acquisition of Jefferson Capital Group in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of September 30, 2006, future minimum purchase commitments under this agreement are as follows (amounts in thousands):

2006	2007	2008	2009	2010	Total
$9,224	$36,898	$36,898	$36,898	$18,448	$138,366

The purchase commitment above assumes that the remaining commitment as of September 30, 2006 will be incurred ratably over the remaining term of such agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 15, 2006 (the “Form 10-K”). The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), for which we claim the protection of the safe harbor of the Reform Act. See Part II—Item 1A. Risk Factors for more discussion on our forward-looking statements.

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

Special Committee to Consider Strategic Alternatives

On June 5, 2006, we announced the formation of a special committee of the board of directors (the “Special Committee”) to consider strategic alternatives. The Special Committee is comprised of independent members of our board of directors. The Special Committee has retained J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. as its financial advisors. The board of directors formed the Special Committee to identify and evaluate various strategic alternatives to enhance stockholder value, including the potential sale of the company. We cannot assure you that this strategic alternatives review process will result in any strategic transaction or sale of the company. We do not intend to disclose developments or provide updates on the progress or status of the strategic alternatives review process or of any strategic alternatives under consideration, unless and until the board of directors has approved a specific transaction. Through September 30, 2006, costs associated with the strategic alternatives have been $0.7 million, or $0.02 per fully diluted share.

Overview

Results for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 are as follows:

•	Gross collections on receivable portfolios decreased $8.1 million, or 9.7%, to $75.8 million

•	Revenue, excluding Ascension’s bankruptcy servicing fees of $3.4 million, decreased $1.0 million, or 1.7%, to $57.2 million. Total revenue increased $1.4 million, or 2.3%, to $60.6 million

•	Net income decreased $2.6 million, or 33.1%, to $5.2 million

Results for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 are as follows:

•	Gross collections on receivable portfolios increased $22.4 million, or 10.2%, to $242.6 million

•	Revenue, excluding Ascension’s bankruptcy servicing fees of $12.5 million, increased $12.1 million, or 7.4%, to $174.5 million. Total revenue increased $23.5 million, or 14.4%, to $187.0 million

•	Net income decreased $5.9 million, or 25.5%, to $17.4 million

The decrease in gross collections in the third quarter of 2006 when compared to the third quarter of 2005 was the result of lower purchasing levels in the second quarter of 2006, compared to the same period in 2005. During the second quarter in 2006 we purchased $21.3 million in receivable portfolios, compared to $121.9 million of receivable portfolio purchases in the second quarter of 2005 primarily related to the Jefferson Capital transaction. Typically, our highest level of collections on newly purchased receivable portfolios takes place in the first several months subsequent to the purchase. Revenue on a newly purchased receivable portfolio is also typically highest in the periods immediately after the purchase. As a result, the third quarter of 2006, excluding Ascension’s bankruptcy servicing fees of $3.4 million, reflected lower revenue than the third quarter of 2005, due to the high volume of portfolio purchases in the second quarter of 2005. Additionally, revenue for the three months ended September 30, 2006, was negatively affected because a greater portion of our revenues come from 2004, 2005 and 2006 portfolio purchases that have lower effective accretion rates as a result of a more competitive pricing environment in 2004, 2005 and 2006. These factors were offset by increased accretion revenue associated with extending our collection forecast from 60 months to 72 months, and increased accretion revenue related to new operating initiatives.

The decrease in net income from 2005 to 2006 was the result of lower revenue in our core business, the impact of expensing stock options associated with our adoption of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” costs associated with our consideration of strategic alternatives, the net loss from Ascension Capital group acquired in August 2005 and higher operating expenses associated with certain new operating initiatives focused on increasing portfolio liquidation that were put in place in 2006, all offset by lower interest and income tax expense.

Gross collections and revenue increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Net income decreased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in net income was primarily the result of several factors, including the impact of expensing stock options associated with our adoption of SFAS No. 123R, the recording of an impairment provision on certain of our investment portfolios, costs associated with our consideration of strategic alternatives, higher operating expenses associated with our higher volume of gross collections, increased costs associated with new operating initiatives focused on increasing portfolio liquidation, and lower effective accretion rates on collections from portfolios purchased in 2004, 2005, and 2006 due to a more competitive pricing environment, compared to portfolios purchased in prior years, offset by increased accretion revenue associated with extending our collection forecast from 60 months to 72 months, and increased accretion revenue related to new operating initiatives.

The market for the purchase of unsecured charged-off consumer debt has remained competitive and we have continued to be disciplined in our approach to purchasing. During the three and nine months ended September 30, 2006, we purchased $32.3 million and $80.7 million, respectively in receivable portfolios and amortized $17.5 million and $66.9 million, respectively, in cost basis on our receivable portfolios. Our ability to grow revenue will be based on our ability to increase liquidation on our receivable portfolios, which would increase our internal rates of return applied to the cost basis of the portfolio, and to increase our purchasing of receivable portfolios that meet or exceed our internal hurdle rates.

During the three and nine months ended September 30, 2006, as compared to the same periods in the prior year, there was a significant reduction in placements of accounts at Ascension, our bankruptcy servicing business. We believe that this was the result of the large volume of bankruptcy filings in October 2005, just prior to the effective date of the new Bankruptcy Reform Act (the “Act”) that resulted in historically low levels of consumer bankruptcy filings in 2006. We currently expect bankruptcy filings and placement levels to return to pre-Act levels in early 2007.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2006		2005
Revenue
Revenue from receivable portfolios, net	$57,247	94.5%	$58,086	98.1%
Servicing fees and other related revenue	3,350	5.5%	1,139	1.9%

Total revenue	60,597	100.0%	59,225	100.0%

Operating expenses
Salaries and employee benefits	15,773	26.0%	12,935	21.8%
Stock-based compensation expense	1,490	2.5%	—	—
Cost of legal collections	12,545	22.7%	8,975	15.2%
Other operating expenses	5,308	8.7%	3,736	6.3%
Collection agency commissions	4,533	7.5%	7,242	12.2%
General and administrative expenses	4,388	7.3%	4,186	7.1%
Depreciation and amortization	964	1.6%	558	0.9%

Total operating expenses	45,001	74.3%	37,632	63.5%

Income before other income (expense) and income taxes	15,596	25.7%	21,593	36.5%

Other income (expense)
Interest expense	(6,744)	(11.1%)	(8,468)	(14.3%)
Other income	45	0.1%	2	0.0%

Total other expense	(6,699)	(11.0%)	(8,466)	(14.3%)

Income before income taxes	8,897	14.7%	13,127	22.2%
Provision for income taxes	(3,689)	(6.1%)	(5,348)	(9.0%)

Net income	$5,208	8.6%	$7,779	13.2%

	Nine Months Ended September 30,
	2006		2005
Revenue
Revenue from receivable portfolios, net	$174,425	93.3%	$162,025	99.1%
Servicing fees and other related revenue	12,585	6.7%	1,434	0.9%

Total revenue	187,010	100.0%	163,459	100.0%

Operating expenses
Salaries and employee benefits	48,358	25.9%	37,910	23.2%
Stock-based compensation expense	4,335	2.3%	—	—
Cost of legal collections	36,767	19.7%	25,962	15.9%
Other operating expenses	17,409	9.3%	12,528	7.7%
Collection agency commissions	14,178	7.6%	12,728	7.8%
General and administrative expenses	11,421	6.1%	9,213	5.6%
Depreciation and amortization	2,892	1.5%	1,486	0.9%

Total operating expenses	135,360	72.4%	99,827	61.1%

Income before other income (expense) and income taxes	51,650	27.6%	63,632	38.9%

Other income (expense)
Interest expense	(22,032)	(11.8%)	(24,939)	(15.3%)
Other income	379	0.2%	610	0.4%

Total other expense	(21,653)	(11.6%)	(24,329)	(14.9%)

Income before income taxes	29,997	16.1%	39,303	24.0%
Provision for income taxes	(12,616)	(6.8%)	(15,975)	(9.8%)

Net income	$17,381	9.3%	$23,328	14.2%

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

During the quarter ended June 30, 2006, we revised our UCS methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for greater than six months. For forecasting portfolios owned and serviced less than six months, we use our proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54 or 60-month period. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases six to eight years from the date of purchase. When we first developed our cash forecasting models in 2001, we had limited historical collection data with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, we have improved the forecasting models and we believe that we have enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6%, as of June 30, 2006. The extension of the collection forecasts is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, (“Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”) is being recognized prospectively in the financial statements. This prospective treatment resulted in an increase in revenue of $0.7 million and an increase in the accrual for contingent interest of $0.4 million for the quarter ended September 30, 2006. The net impact of the change in estimate was to increase third quarter pretax income by $0.3 million, net income by $0.1 million and fully diluted earnings per share by $0.01. This prospective treatment resulted in an increase in revenue of $1.6 million and an increase in the accrual for contingent interest of $0.9 million for the nine months ended September 30, 2006. The net impact of the change in estimate was to increase pretax income for the nine months ended September 30, 2006 by $0.7 million, net income by $0.4 million and fully diluted earnings per share by $0.02.

Total revenue was $60.6 million for the three months ended September 30, 2006, an increase of $1.4 million, or 2.3%, compared to total revenue of $59.2 million for the three months ended September 30, 2005. The increase in revenue was primarily the result of Ascension’s $3.4 million bankruptcy servicing revenue representing three months of revenue for the quarter ended September 30, 2006, compared to one month of revenue recognized for the quarter ended September 30, 2005, of $7.0 million. Excluding the effects of the Ascension acquisition, revenue decreased $1.0 million, or 1.7%, to $57.2 million. This decrease was the result of lower purchasing levels of receivable portfolios in the second quarter of 2006, compared to the same period in 2005. During the second quarter of 2006, we purchased $21.3 million of receivable portfolios, compared to $121.9 million of receivable portfolio purchases in the second quarter of 2005 primarily related to the Jefferson Capital transaction. Revenue on a newly purchased receivable portfolio is typically highest in the periods immediately after the purchase. Additionally, revenue for the three months ended September 30, 2006 was negatively affected because a greater portion of our revenues have come from 2004, 2005 and 2006 portfolio purchases that have lower effective accretion rates as a result of a more competitive pricing environment in 2004, 2005 and 2006, compared to portfolios purchased in prior years. These factors were offset by increased accretion revenue associated with extending our collection forecast from 60 months to 72 months and increased accretion revenue related to new operating initiatives. During the three months ended September 30, 2006, we recorded an impairment provision of $0.8 on certain of our receivable portfolios. During the same period in the prior year we recorded an impairment provision of $0.9 on certain of our receivable portfolios.

Total revenue was $187.0 million for the nine months ended September 30, 2006, an increase of $23.5 million, or 14.4%, compared to total revenue of $163.5 million for the nine months ended September 30, 2005. The increase in revenue was primarily the result of Ascension’s $12.5 million bankruptcy servicing revenue representing nine months of revenue for the nine months ended September 30, 2006, compared to one month of revenue recognized for the nine months ended September 30, 2005, of $1.0 million. Excluding Ascension’s bankruptcy servicing fees of $12.5 million, revenue increased $12.1 million, or 7.4%, to $174.5 million. The increase in revenue is the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition in the second quarter of 2005, other recent portfolio purchases, increased accretion revenue associated with extending our collection forecast from 60 months to 72 months, and increased accretion revenue related to new operating initiatives. The increases in revenue were offset, in part, by a greater portion of our collections coming from 2004, 2005, and 2006 purchases that have lower effective accretion rates, due to a more competitive pricing environment than purchases made in prior years. During the nine months ended September 30, 2006, we recorded a net impairment provision of $0.7 on certain of our receivable portfolios. During the same period in the prior year we recorded an impairment provision of $0.9 on certain of our receivable portfolios.

Gross collections increased $22.4 million, or 10.2%, to $242.6 million during the nine months ended September 30, 2006, from $220.2 million during the nine months ended September 30, 2005.

The following table summarizes our portfolio revenue by revenue-to-collections percentage. The accrual basis portfolios from 1999 to 2003 represent pool groups with high internal rates of return and high revenue to collection percentages (in thousands, except percentages):

	For The Three Months Ended September 30, 2006				For The Three Months Ended September 30, 2005
	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$6,150	$6,150	10.7%	100.0%	$6,848	$6,848	11.8%
1999 – 2003 Accrual Basis Portfolios	83.9%	13,762	16,397	24.0%	86.8%	20,905	24,096	36.0%
2004 – 2005 Accrual Basis Portfolios	73.2%	29,912	40,887	52.3%	57.6%	30,333	52,670	52.2%
2006 Accrual Basis Portfolios	61.1%	7,423	12,152	13.0%	—	—	—	—

Total	75.7%	$57,247	$75,586	100.0%	69.5%	$58,086	$83,614	100.0%

	For The Nine Months Ended September 30, 2006				For The Nine Months Ended September 30, 2005
	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$19,391	$19,391	11.1%	100.0%	$26,438	$26,438	16.3%
1999 – 2003 Accrual Basis Portfolios	81.3%	48,842	60,088	28.0%	80.5%	72,297	89,836	44.6%
2004 – 2005 Accrual Basis Portfolios	66.2%	93,282	140,942	53.5%	61.4%	63,290	103,003	39.1%
2006 Accrual Basis Portfolios	59.7%	12,910	21,616	7.4%	—	—	—	—

Total	72.1%	$174,425	$242,037	100.0%	73.9%	$162,025	$219,277	100.0%

During the twelve months ended September 30, 2006, we invested $120.6 million for portfolios with face values aggregating $3.6 billion for an average purchase price of 3.4% of face value. This is an $81.1 million decrease, or 40.2%, in the amount invested compared with the $201.7 million invested during the twelve months ended September 30, 2005, to acquire portfolios with a face value aggregating $5.8 billion for an average purchase price of 3.5% of face value. The decrease is primarily a result of the $96.6 million allocated to the $2.8 billion of face value portfolio purchased as part of the Jefferson Capital Group acquisition in June 2005.

For revenue recognition purposes, portfolios are divided into two groups: Accrual Basis Portfolios - those that still have a remaining unamortized basis, and Zero Basis Portfolios - those portfolios for which the cost basis has been completely amortized. Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the three months ended September 30, 2006, $5.9 million (exclusive of $0.3 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $0.6 million decrease from the $6.5 million (exclusive of $0.4 million of zero basis revenue on the retained interest) recognized during the three months ended September 30, 2005. During the nine months ended September 30, 2006, $18.4 million (exclusive of $1.0 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $6.7 million decrease from the $25.1 million (exclusive of $1.3 million of zero basis revenue on the retained interest) recognized during the nine months ended September 30, 2005. We expect the revenue from these portfolios to decline in future quarters as collections from these portfolios diminish. For additional information on revenue see the Supplemental Performance Data below.

Operating Expenses

Total operating expenses were $45.0 million for the three months ended September 30, 2006, an increase of $7.4 million, or 19.6%, compared to total operating expenses of $37.6 million for the three months ended September 30, 2005.

Total operating expenses were $135.4 million for the nine months ended September 30, 2006, an increase of $35.6 million, or 35.6%, compared to total operating expenses of $99.8 million for the nine months ended September 30, 2005.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased by $2.9 million, or 21.9%, to $15.8 million during the three months ended September 30, 2006, from $12.9 million during the three months ended September 30, 2005. Of this increase, approximately $1.2 million related to Ascension, which we acquired in August 2005. For the three months ended September 30, 2006 we recognized three months of expense for Ascension while in the same period of 2005 we recognized only one month of expense. The remaining increase was due to additional headcount in our core business to support operating initiatives focused on increasing portfolio liquidation.

Total salaries and employee benefits increased by $10.5 million, or 27.6%, to $48.4 million during the nine months ended September 30, 2006, from $37.9 million during the nine months ended September 30, 2005. The increase was primarily the result of an $8.2 million or 31.3% increase in salaries, wages and payroll taxes associated with additional headcount. Of this headcount increase, approximately 100 employees representing $1.4 million in salaries, wages and payroll taxes related to our collection site in St. Cloud, Minnesota acquired from Jefferson Capital in June 2005 and approximately 200 employees representing $5.4 million in salaries, wages and payroll taxes related to Ascension which we acquired in August 2005. The remaining amount is due to additional corporate headcount to support operating initiatives focused on increasing portfolio liquidation.

Stock-based compensation expenses

Stock-based compensation amounted to $1.5 million and $4.3 million for the three and nine months ended September 30, 2006, respectively. These amounts are the result of implementing Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”), effective January 1, 2006. SFAS No. 123R requires us to expense stock options, restricted stock, and any other share-based payments beginning January 1, 2006 but does not require us to expense these amounts in any prior periods. See Note 3 to the unaudited interim condensed consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $3.5 million, or 39.8%, to $12.5 million during the three months ended September 30, 2006, as compared to $9.0 million during the three months ended September 30, 2005. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $8.1 million, or 36.6%, in gross collections through our legal channel. Gross legal collections increased to $30.2 million during the three months ended September 30, 2006, from $22.1 million collected during the three months ended September 30, 2005. Cost of legal collections increased as a percent of gross collections through this channel to 41.5% during the three months ended September 30, 2006, from 40.6% during the three months ended September 30, 2005, primarily as a result of the upfront costs associated with new operating initiatives focused on increasing portfolio liquidation.

The cost of legal collections increased $10.8 million, or 41.6%, to $36.8 million during the nine months ended September 30, 2006, as compared to $26.0 million during the nine months ended September 30, 2005. The increase in the cost of legal collections was primarily the result of an increase of $19.1 million, or 29.0%, in gross collections through our legal channel. Gross legal collections increased to $85.0 million during the nine months ended September 30, 2006, from $65.9 million collected during the nine months ended September 30, 2005. Cost of legal collections increased as a percent of gross collections through this channel to 43.2% during the nine months ended September 30, 2006, from 39.4% during the nine months ended September 30, 2005, primarily as a result of the upfront costs associated with new operating initiatives focused on increasing portfolio liquidation.

Other operating expenses

Other operating expenses increased $1.6 million, or 42.1%, to $5.3 million during the three months ended September 30, 2006 from $3.7 million during the three months ended September 30, 2005. The increase was primarily the result of increases in the number of direct mail campaigns for our receivable portfolios, and operating costs associated with Ascension, which we acquired in August 2005. The cost of direct mail campaigns increased $0.4 million, or 29.5%, to $1.6 million during the three months ended September 30, 2006, compared to $1.2 million during the three months ended September 30, 2005. Ascension contributed $1.5 million to the overall increase, including $0.4 million of amortization expense relating to the purchased servicing asset.

Other operating expenses increased $4.9 million, or 39.0%, to $17.4 million during the nine months ended September 30, 2006 from $12.5 million during the nine months ended September 30, 2005. This increase was primarily the result of increases in the number of direct mail campaigns and operating costs associated with Ascension, which we acquired in August 2005. The cost of direct mail campaigns increased $0.6 million, or 12.1%, to $5.7 million during the nine months ended September 30, 2006, compared to $5.1 million during the nine months ended September 30, 2005. Ascension contributed $4.6 million to the overall increase, including $1.5 million of amortization expense relating to the purchased servicing asset.

Collection agency commissions

During the three months ended September 30, 2006, we paid $4.5 million in commissions to third party collection agencies, or 36.5% of the related gross collections of $12.4 million compared to $7.2 million in commissions, or 39.4% of the related gross collections of $18.4 million during the three months ended September 30, 2005. The increase in commissions is consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily the result of the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

During the nine months ended September 30, 2006, we paid $14.2 million in commissions to third party collection agencies, or 36.1% of the related gross collections of $39.3 million compared to $12.7 million in commissions, or 39.7% of the related gross collections of $32.1 million during the nine months ended September 30, 2005. The increase in commissions is consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily the result of the mix of accounts placed with the agencies.

General and administrative expenses

General and administrative expenses increased $0.2 million, or 4.8%, to $4.4 million during the three months ended September 30, 2006, from $4.2 million during the three months ended September 30, 2005. The increase was primarily the result of approximately $0.2 million of increased expenses related to Ascension, which we acquired in August 2005, costs associated with the strategic alternatives process of $0.7 million, and approximately $0.6 million in general corporate matters. These increases were offset by lower legal costs of $1.3 million relating to litigation defense.

General and administrative expenses increased $2.2 million, or 24.0%, to $11.4 million during the nine months ended September 30, 2006, from $9.2 million during the nine months ended September 30, 2005. The increase was primarily the result of approximately $3.1 million increased expenses related to the addition of the St. Cloud site and Ascension, which we acquired in August 2005, costs associated with the strategic alternatives process of $0.7 million, and general corporate matters. These increases were offset by lower legal costs of $1.6 million relating to litigation defense.

Depreciation and amortization

Depreciation and amortization expense increased $0.4 million, or 72.8%, to $1.0 million during the three months ended September 30, 2006, from $0.6 million during the three months ended September 30, 2005. Depreciation expense remained relatively consistent at $0.6 million and $0.5 million during the three months ended September 30, 2006 and 2005, respectively. Amortization expense relating to intangible assets purchased from Ascension in the third quarter 2005 was $0.4 million for the three months ended September 30, 2006, compared to $0.1 for the three months ended September 30, 2005.

Depreciation and amortization expense increased $1.4 million, or 94.6%, to $2.9 million during the nine months ended September 30, 2006, from $1.5 million during the nine months ended September 30, 2005. Depreciation expense remained relatively consistent at $1.7 million and $1.4 million during the nine months ended September 30, 2006 and 2005, respectively. Amortization expense relating to intangible assets purchased from Ascension in the third quarter 2005 was $1.2 million for the nine months ended September 30, 2006, compared to $0.1 for the nine months ended September 30, 2005.

Interest expense

Interest expense decreased $1.8 million, or 20.4%, to $6.7 million during the three months ended September 30, 2006 from $8.5 million during the three months ended September 30, 2005.

Interest expense decreased $2.9 million, or 11.7%, to $22.0 million during the nine months ended September 30, 2006 from $24.9 million during the nine months ended September 30, 2005.

The following table summarizes our interest expense (in thousands, except percentages):

	For the Three Months Ended September 30,
	2006	2005	$ Change	% Change
Stated interest on debt obligations	$2,491	$3,096	$(605)	(19.5%)
Amortization of loan fees and other loan costs	429	338	91	26.9%
Contingent interest	3,824	5,034	(1,210)	(24.0%)

Total interest expense	$6,744	$8,468	$(1,724)	(20.4%)

	For the Nine months Ended September 30,
	2006	2005	$ Change	% Change
Stated interest on debt obligations	$7,820	$5,705	$2,115	37.1%
Amortization of loan fees and other loan costs	1,466	627	839	133.8%
Contingent interest	12,746	18,607	(5,861)	(31.5%)

Total interest expense	$22,032	$24,939	$(2,907)	(11.7%)

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

Other income and expense

During the nine months ended September 30, 2006, total other income was $0.4 million, compared to $0.6 million for the nine months ended September 30, 2005. The decrease in other income and expense was primarily the result of lower interest income due to lower balances of invested cash.

Provision for income taxes

During the three months ending September 30, 2006, we recorded an income tax provision of $3.7 million, reflecting an effective rate of 41.5% of pretax income. Our effective tax rate for the three months ended September 30, 2006 differed from the federal statutory rate primarily due to the net effect of state taxes and the effect of permanent book versus tax differences. For the three months ended September 30, 2005, we recorded an income tax provision of $5.3 million, reflecting an effective rate of 40.7% of pretax income. Our effective tax rate for the three months ended September 30, 2005 differed from the federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to higher taxable income.

During the nine months ending September 30, 2006, we recorded an income tax provision of $12.6 million, reflecting an effective rate of 42.1% of pretax income. Our effective tax rate for the nine months ended September 30, 2006 differed from the federal statutory rate primarily due to the net effect of state taxes, permanent book versus tax differences, and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of our 2003 income tax return. For the nine months ended September 30, 2005, we recorded an income tax provision of $16.0 million, reflecting an effective rate of 40.6% of pretax income. Our effective tax rate for the nine months ended September 30, 2005 differed from the federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to higher taxable income and the increase in tax expense related to the tax audit issue noted above. See Note 7 to the unaudited interim condensed consolidated financial statements for a further discussion of income taxes.

Upon completion of a detailed analysis performed in the first quarter of 2006 on our net tax assets, we determined that additional tax portfolio amortization deductions should be reflected as an increase in our prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on our consolidated statement of condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between GAAP and tax accounting, and accordingly has no impact to the consolidated statements of operations.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Cumulative Collections through September 30, 2006
	Purchase Price[1]		<2000[4]	2000	2001	2002	2003	2004	2005	2006	Total[2]	CCM[3]
<1999	$41,117	[4]	$61,703	$26,926	$22,545	$15,007	$7,546	$4,202	$2,042	$1,188	$141,159	3.4
1999	48,712		7,864	21,299	19,174	16,259	11,508	8,654	5,157	2,940	92,855	1.9
2000	6,153		—	5,489	7,172	4,542	4,377	2,293	1,323	769	25,965	4.2
2001	38,188		—	—	21,197	54,184	33,072	28,551	20,622	10,445	168,071	4.4
2002	61,500		—	—	—	48,322	70,227	62,282	45,699	23,985	250,515	4.1
2003	88,541		—	—	—	—	59,038	86,958	69,932	39,345	255,273	2.9
2004	101,371		—	—	—	—	—	39,400	79,845	40,732	159,977	1.6
2005	193,079		—	—	—	—	—	—	66,491	101,017	167,508	0.9
2006	80,196		—	—	—	—	—	—	—	21,616	21,616	0.3

Total	$658,857		$69,567	$53,714	$70,088	$138,314	$185,768	$232,340	$291,111	$242,037	$1,282,939	1.9

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.

[2]	Cumulative collections from inception through September 30, 2006.

[3]	Cumulative Collections Multiple (“CCM”) - collections to date as a multiple of purchase price.

[4]	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[3]	$141,159	$1,259	$142,418	3.5
1999	48,712		92,855	3,650	96,505	2.0
2000	6,153		25,965	990	26,955	4.4
2001	38,188		168,071	23,965	192,036	5.0
2002	61,500		250,515	39,340	289,855	4.7
2003	88,541		255,273	76,663	331,936	3.7
2004	101,371		159,977	106,284	266,261	2.6
2005	193,079		167,508	315,228	482,736	2.5
2006[4]	80,196		21,616	156,349	177,965	2.2

Total	$658,857		$1,282,939	$723,728	$2,006,667	3.0

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.

[2]	Cumulative collections from inception through September 30, 2006.

[3]	From inception to December 31, 1998.

[4]	2006 purchases have collections forecasted using a 54 or 60 month collection forecast until the portfolios are greater than six months from the date of purchase, at which time a 72 month forecast will be used.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of September 30, 2006 (in thousands, except percentages):

	Unamortized Balance as of September 30, 2006	Purchase Price[1]	Unamortized Balance as a Percentage of Purchase Price[2]	Unamortized Balance as a Percentage of Total
2001	$—	$38,188	—%	—%
2002	6,246	61,500	10.2%	2.3%
2003	13,866	88,541	15.7%	5.2%
2004	38,413	101,371	37.9%	14.4%
2005	136,709	193,079	70.8%	51.3%
2006[3]	71,490	80,196	89.1%	26.8%

Totals	$266,724	$562,875	47.4%	100.0%

[1]	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

[2]	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of accounts that occurred at the time of purchase.

[3]	Includes only nine months of activity through September 30, 2006.

Portfolio Gross Collections by Channel

During the three and nine months ended September 30, 2006 and 2005, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Collection sites	$28,449	$32,676	$103,310	$99,482
Legal collections	30,204	22,108	85,040	65,927
Sales	4,094	8,423	13,188	19,079
Collection agencies	12,409	18,398	39,324	32,085
Other	625	2,294	1,721	3,586

Gross collections for the period	$75,781	$83,899	$242,583	$220,159

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended September 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$250,445	$2,992	$—	$253,437
Purchases of receivable portfolios	32,334	—	—	32,334
Gross collections[1]	(68,929)	(507)	(5,866)	(75,302)
Basis adjustments	(707)	—	—	(707)
Revenue recognized[1]	51,910	—	5,866	57,776
Impairments, net	(814)	—	—	(814)

Balance, end of period	$264,239	$2,485	$—	$266,724

Revenue as a percentage of collections	74.1%	0.0%	100.0%	75.6%

	For the Three Months Ended September 30, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$243,531	$2,539	$—	$246,070
Purchases of receivable portfolios	14,151	—	—	14,151
Cost adjustment associated with finalization of Jefferson Capital purchase price allocation	1,038	(146)	—	892
Gross collections[1]	(76,025)	(743)	(6,468)	(83,236)
Basis adjustments	(356)	—	—	(356)
Revenue recognized[1]	52,098	—	6,468	58,566
Impairments, net	(859)	—	—	(859)

Balance, end of period	$233,578	$1,650	$—	$235,228

Revenue as a percentage of collections	67.4%	0.0%	100.0%	69.3%

	For the Nine Months Ended September 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	77,064	3,623	—	80,687
Gross collections[1]	(220,469)	(2,172)	(18,382)	(241,023)
Basis adjustments	(2,689)	—	(2)	(2,691)
Revenue recognized[1]	155,702	—	18,384	174,086
Impairments, net	(668)	—	—	(668)

Balance, end of period	$264,239	$2,485	$—	$266,724

Revenue as a percentage of collections	70.3%	0.0%	100.0%	72.0%

	For the Nine Months Ended September 30, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	152,174	2,546	—	154,720
Cost adjustment associated with finalization of Jefferson Capital purchase price allocation	1,038	(146)	—	892
Transfers of portfolios	404	(404)	—	—
Gross collections[1]	(192,086)	(756)	(25,087)	(217,929)
Basis adjustments	(1,093)	—	(1)	(1,094)
Revenue recognized[1]	136,447	—	25,088	161,535
Impairments, net	(859)	—	—	(859)

Balance, end of period	$233,578	$1,650	$—	$235,228

Revenue as a percentage of collections	70.6%	0.0%	100.0%	73.7%

[1]	Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) was $0.3 million and $1.0 million during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, gross collections and revenue related to the retained interest were $0.4 million and $1.3 million, respectively.

Analysis of Changes in Revenue

The following tables analyze the components of the decrease in revenue from our receivable portfolios for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and the increase in revenue from our receivable portfolios for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 (in thousands, except percentages):

	For The Three Months Ended September 30,
Variance Component	2006	2005	Change	Revenue Variance
Average portfolio balance	$254,993	$238,743	$16,250	$3,489
Weighted average effective interest rate[1]	80.1%	85.8%	(5.7%)	(3,630)
Zero basis revenue	$5,866	$6,468		(602)
Retained interest revenue	$284	$380		(96)

Total variance				$(839)

	For The Nine Months Ended September 30,
Variance Component	2006	2005	Change	Revenue Variance
Average portfolio balance	$252,163	$187,442	$64,721	$46,818
Weighted average effective interest rate[1]	82.0%	96.4%	(14.4%)	(27,370)
Zero basis revenue	$18,384	$25,088		(6,704)
Retained interest revenue	$1,007	$1,351		(344)

Total variance				$12,400

[1]	For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands, except percentages):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2004	400	$786,398	$17,248
Q2 2004	296	758,877	19,031
Q3 2004	365	721,237	20,967
Q4 2004	530	1,195,090	46,128
Q1 2005	513	530,047	19,523
Q2 2005[1]	2,773	3,675,277	121,939
Q3 2005[2]	434	381,508	14,151
Q4 2005[2]	1,568	1,326,216	39,941
Q1 2006[2]	673	558,574	27,091
Q2 2006[2]	837	594,190	21,262
Q3 2006[2]	1,469	1,081,892	32,334

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.

[2]	Purchase price includes a $2.3 million, $2.0 million, $2.4 million, $2.1 million, and $2.9 million allocation of the forward flow asset for Q3 and Q4 2005 and Q1, Q2, and Q3 2006, respectively.

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Credit card	$12,078	$10,262	$37,995	$148,269
Other	20,256	3,889	42,692	7,344

	$32,334	$14,151	$80,687	$155,613

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings, and tax payments. Our strong operating performance has resulted in an increase in stockholders’ equity to $142.6 million as of September 30, 2006 from $118.3 million as of December 31, 2005. In addition, we had an unrestricted cash balance of $16.3 million at September 30, 2006, after borrowing $23.5 million and repaying $35.6 million in principal on our debt facilities and purchasing $73.2 in receivable portfolios.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$25,753	$24,182
Net cash used in investing activities	(5,056)	(121,909)
Net cash (used in) provided by financing activities	(11,420)	98,455

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

Operating Cash Flows

Net cash provided by operating activities was $25.8 million for the nine months ended September 30, 2006, and $24.2 million for the nine months ended September 30, 2005. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the nine months ended September 30, 2006 grew $22.4 million, or 10.2%, to $242.6 million from $220.2 million for the nine months ended September 30, 2005.

Total cash basis operating expenses were $121.4 million for the nine months ended September 30, 2006, compared to $94.2 million for the nine months ended September 30, 2005. The increase was primarily volume-related, driven by our collection growth and new operating initiatives, as well as increases in rent expense, and costs associated with Ascension, offset by lower litigation defense costs. Interest payments were $27.6 million for the nine months ended September 30, 2006, and $27.1 million for the nine months ended September 30, 2005. The increase in interest payments was primarily the result of higher interest payments related to convertible notes. These payments were offset by lower contingent interest payments related to our residual collections sharing arrangement for portfolios financed by our Secured Financing Facility and lower borrowings under the Revolving Credit Facility.

Investing Cash Flows

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2006, and $121.9 million for the nine months ended September 30, 2005.

The cash flows provided by investing activities for the nine months ended September 30, 2006 are primarily related to receivable portfolio purchases of $73.2 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $66.9 million. The cash flows used in investing activities for the nine months ended September 30, 2005 were primarily related to our acquisition of certain assets of Jefferson Capital for $142.9 million that included $96.6 million of receivable portfolios, additional receivable portfolio purchases of $56.7 million, and our acquisition of Ascension Capital of which $16.0 million of the total consideration consisted of cash. These cash outflows were offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $56.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.4 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Financing Cash Flows

Net cash (used in) provided by financing activities was ($11.4) million and $98.5 million for the nine months ended September 30, 2006 and 2005, respectively.

The cash used in financing activities during the nine months ended September 30, 2006, reflects $35.6 million in repayments of notes payable and amounts outstanding under our line of credit and other borrowings, offset by $23.5 million in borrowings under our line of credit agreement. Cash provided by financing activities for the nine months ended September 30, 2005, reflects $167.4 million in borrowings under our line of credit agreement of which $142.9 million was used to fund the Jefferson Capital acquisition, proceeds from the issuance of Convertible Notes of $90.0 million and the sale of $10.5 million of warrants, offset by $139.8 million in repayment of debt principal, the purchase of $24.6 million of call options and the payment of $5.6 million of debt issuance costs.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$523	$244	$279	$—	$—
Operating leases	11,215	1,896	3,104	2,374	3,841
Employment agreements	674	385	289	—	—
Secured Financing Facility	11,609	11,609	—	—	—
Revolving Credit Facility	73,669	—	—	73,669	—
3.375% Convertible Senior Notes	100,000	—	—	100,000	—
Contractual interest on 3.375% Convertible Senior Notes	13,500	3,375	6,750	3,375	—
Portfolio forward flow agreement	138,366	36,898	73,795	27,673	—
Other	375	375	—	—	—

Total contractual cash obligations	$349,931	$54,782	$84,217	$207,091	$3,841

Repayments under our Secured Financing Facility are predicated on our cash collections from the underlying secured receivable portfolios. However, repayment of the original principal amount must be made no later than 27 months following the date of the original advance, unless amended, with respect to each advance under the Secured Financing Facility. The table reflects the repayment of the loans under the Secured Financing Facility based upon our expected cash collections, which in some cases reflects repayments earlier than the required due dates. This table does not include future interest or future contingent interest payments. Our amended Revolving Credit Facility has a remaining term of four years and to the extent that a balance is outstanding on our line of credit, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. As of September 30, 2006, the outstanding balance on our line of credit was $73.7 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 6 to our unaudited interim condensed consolidated financial statements. For additional information on purchase commitments see Note 9 to our unaudited interim condensed consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved eighteen consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $16.3 million as of September 30, 2006, and $126.3 million in borrowing capacity and borrowing base availability of $83.3 million under our Revolving Credit Facility as of September 30, 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Form 10-K, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

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

Based on their most recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. In August 2005, the Company completed the acquisition of Ascension Capital Group, Ltd. As part of the integration process with respect to this acquisition, we are in the process of implementing our controls and procedures into Ascension’s operations and are conducting control reviews and remediation efforts pursuant to the Sarbanes-Oxley Act of 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case. This motion is currently under submission. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against the Company. To date, a class has been certified in one of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. There are a number of other lawsuits or claims pending or threatened against the Company. In general, these lawsuits, claims and counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item IA. Risk Factors” the Form 10-K, which could materially affect our business, financial condition or future results and are incorporated herein by reference. The following risk factor is a material update to the risk factors contained in the Form 10-K:

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

Our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, some of which are beyond our control. Factors that could affect our results of operations or financial condition and cause them to differ from those contained in the forward-looking statements include:

•	Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;

•	We may purchase portfolios that contain unprofitable accounts;

•	The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model;

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future liquidity requirements;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition, and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on our receivable portfolios, intangible assets or other long lived assets;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	We may not be able to manage our growth effectively;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely;

•	Our results of operations may be materially adversely affected if bankruptcy filings increase;

•	We have engaged in transactions with members of our board of directors, significant stockholders, and entities affiliated with them; future transactions with related parties could pose conflicts of interest; and

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

Forward-looking statements speak only as of the date the statement was made. They inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. When considering each forward-looking statement, you should keep in mind the risk factors and cautionary statements found throughout the Form 10-K. We do not undertake and specifically decline any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, whether as a result of new information, future events, or for any other reason.

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

Date: November 2, 2006