Form 10-K
period 2006-12-31
ENCORE CAPITAL GROUP INC
filed 2007-02-28
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-26489

ENCORE CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8875 Aero Drive, Suite 200, San Diego, CA	92123
(Address of Principal Executive Offices)	(Zip Code)

(877) 445-4581

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 16,948,826 shares was $207,962,095 at June 30, 2006 based on the closing price of the common stock of $12.27 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at February 5, 2007 was 22,782,477.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of shareholder to be held in 2007, are incorporated by reference in Items 10,11, 12, 13, and 14 of Part III of this Form 10-K.

PART I

Item 1—Business

An Overview of Our Business

Nature of Business

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, telecom, and healthcare receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 7 in the consolidated financial statement for further discussion of the Company’s debt. Encore is a Delaware holding company whose assets consist of investments in its subsidiaries.

We have been in the collection business for 53 years and started purchasing portfolios for our own account approximately 16 years ago. We purchase charged-off credit card receivables and, to a lesser extent, other consumer receivables, including auto loan deficiencies, general consumer loans, telecom and healthcare receivables. From our inception through December 31, 2006, we have invested over $727.2 million to acquire 18.0 million consumer accounts with a face value of approximately $25.8 billion.

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

We evaluate each portfolio for purchase using the proprietary valuation and underwriting processes developed by our in-house team of statisticians. Unlike many of our competitors which we believe often base their purchase decisions primarily on numerous aggregated portfolio-level factors, including the lender/originator, the type of receivables to be purchased, or the number of collection agencies the accounts have been placed with previously, we base our purchase decisions primarily on our analysis of the specific accounts included in a portfolio. Based upon this analysis, we determine a value for each account, which we aggregate to produce a valuation of the entire portfolio. We believe this capability allows us to perform more accurate valuations of receivable portfolios. In addition, we have successfully applied this methodology to receivables across multiple asset classes.

After we purchase a portfolio, we continuously refine our analysis of the accounts to determine the best strategy for collection. As with our purchase decisions, our collection strategies are based on account level criteria. Our collection strategies include:

•

outbound calling, driven by proprietary predictive software, by our own collection workforce located at our three domestic call centers and an international call center, through a majority-owned joint venture, in India;

•	the use of a nationwide network of collection attorneys to pursue legal action where appropriate;

•	the use of multiple third party collection agencies;

•	direct mail campaigns coordinated by our in-house marketing group;

•	the transfer of accounts to a credit card provider, generating a payment to us; and

•	the sale of accounts where appropriate.

Investors wishing to obtain more information about Encore Capital Group, Inc. may access our Internet site (www.encorecapitalgroup.com) that allows access to relevant investor related information, free of charge, such as Security and Exchange Commission (“SEC”) filings, analyst coverage and earnings estimates, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our website as soon as reasonably practicable after being filed with or furnished to the SEC.

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

Account-Based Portfolio Valuation. We analyze each account within a portfolio presented to us for purchase to determine the likelihood and expected amount of payment. We utilize an internally developed valuation process based on a set of proprietary statistical models that predict behavior at the consumer level. Individual consumer characteristics are weighted, account-level payment expectations are determined, the expectations for each account are then aggregated to arrive at a portfolio-level liquidation assessment and a valuation for the entire portfolio is made. Our valuations are derived in large part from information accumulated on approximately 15.5 million accounts acquired since mid-2000, supplemented by external data purchased from data providers.

Dynamic Collections Approach. Over the past several years, we have dramatically reduced our dependence on general outbound calling by expanding our collection strategies. Moreover, because the status of individual debtors changes continually, once each quarter we re-analyze all of our accounts with refreshed external data, which we supplement with information gleaned from our own collection efforts. We modify our collection method for each account if warranted.

Experienced Management Team. Our management team has considerable experience in finance, banking, consumer collections and other industries. We believe that the expertise of our executives obtained by managing in other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with the increased use of technology and statistical analysis.

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

Leverage Expertise in New Markets. We believe that our internally developed underwriting and collection processes can be extended to a variety of charged-off consumer receivables in addition to charged-off credit card receivables. We intend to continue to leverage our valuation, underwriting and collection processes to other charged-off receivable markets, including auto loan deficiencies, telecom, healthcare and general consumer loans. To date, our purchases in other charged-off receivable markets have generally performed to expectations.

Continue to Build Our Data Management and Analysis Capabilities. We are continually improving our technology platform and our pricing, underwriting and collection processes through software development, statistical analysis and experience.

Consider Complementary Acquisitions. We will actively pursue acquisitions of complementary companies to expand into new markets, add capacity in our current business, or leverage our knowledge of the distressed consumer.

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

Collection Strategies

We expand upon the insights created during our purchasing process when building account management strategies. Our proprietary consumer level collectability analysis is the primary determinant of whether an account is actively worked post-purchase. Throughout our ownership period, we continuously refine this analysis to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•

Call Centers. We maintain domestic collection call centers in San Diego, CA, Phoenix, AZ and St. Cloud, MN and an international call center, through a majority-owned joint venture, in India. Each site location consists of multiple collection departments, which are divided by specialties, each consisting of Group Managers supervising Account Managers. Account Managers are trained to use a friendly, but firm approach to assess the willingness of the customer to pay. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, collectors advise the debtors of alternative sources of financing to pay off their debt, such as a home equity line of credit. In cases where a payment plan is developed, collectors encourage debtors to pay through automatic payment arrangements.

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

•

Third Party Collection Agencies. We selectively employ a strategy that uses contingency collection agencies, which receive a contingency fee for each dollar collected. We use these agencies where we believe they can liquidate better or less expensively on certain accounts. These include, among others, accounts that generally have low liquidation expectations, such as, accounts with small balances or with limited consumer contact information. We also use agencies to initially provide us a way to scale quickly when large purchases are made.

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

•

Sale. We believe our ability to analyze portfolios enables us to periodically sell a portion of such portfolios to buyers at a premium price. We may consider selling certain accounts if we believe the current market price exceeds our estimate of the net present value of remaining collections or determine that additional recovery efforts are not warranted. In addition, under contractual obligations, which expire in June 2007, we sell, on a forward flow basis, all accounts for which the debtor has filed for protection under the United States Bankruptcy Code.

•

Account Balance Transfer. We may transfer to our credit card partners accounts for which this approach offers the highest opportunity for success. The credit card partners may offer the debtor the opportunity to establish new credit and transfer the balance on a credit card. If the account is transferred we receive an agreed-upon payment.

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

•

Inactive. We use our collection resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote. For example, for accounts where the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased, no collection method of any sort is assigned at that time.

Competition

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies, financial services companies, and an increasing number of well funded, new entrants with limited experience in our industry. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the ease of negotiating and closing the prospective portfolio purchases with us, including our ability to obtain funding, and reputation with respect to the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in establishing the price and terms of the sale of credit card accounts.

Government Regulation

In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements, and are in compliance with all material government regulations. Adoption of new licensing requirements, or changing interpretations of existing requirements could restrict our ability to collect in states, subject us to increased regulatory regulations, increase our costs, or adversely affect our ability to enforce our receivables.

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

The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we do not issue credit cards, these laws affect some of our operations because the majority of our receivables were originated through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the debtors that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules, and regulations relating to the receivables before they are sold to us.

Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to their credit card accounts that resulted from unauthorized use of their credit cards. These laws, among others, may give consumers a legal cause of action against us, or may limit our liability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account.

State and federal laws concerning identity theft, privacy, data security, the use of automated dialing equipment and other laws related to debtors and consumer protection, as well as laws applicable to specific types of debt, impose requirements or restrictions on collection methods or our ability to enforce and recover certain debts. These requirements or restrictions could adversely affect our ability to enforce the collection of the receivables.

The laws described above, among others, as well as any new laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to the receivables.

Employees

As of December 31, 2006, we had 893 employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Item 1A—Risk Factors

Risk Factors

Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease.

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Annual Report on Form 10-K:

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

Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. The market for acquiring receivable portfolios has become more competitive. Our industry has attracted a large amount of investment capital. With this inflow of capital, we have seen a significant increase in the pricing of receivable portfolios to levels that we believe will generate reduced returns on investment, which would negatively affect our results of operations.

In addition to the competitive factors discussed above, the availability of consumer receivable portfolios at favorable prices and on favorable terms depends on a number of factors, within and outside of our control, including:

•	the continuation of the current growth and charge-off trends in consumer debt;

•	the continued sale of receivable portfolios by originating institutions;

•	our ability to develop and maintain long-term relationships with key major credit originators;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectibility of, and estimate the value of, portfolios; and

•	changes in laws and regulations governing consumer lending, bankruptcy and collections

In addition, because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. Ultimately, if we are unable to continually purchase and collect on a sufficient volume of receivables to generate cash collections that exceed our costs, our business will be materially adversely affected.

We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables.

We may pursue the acquisition of portfolios consisting of assets with which we have little collection experience. We may not be successful in completing any of these acquisitions. Our lack of experience with new types of receivables may cause us to pay too much for these receivable portfolios, which may substantially hinder our ability to generate profits from such portfolios. Even if we successfully acquire such new types of receivables, our existing methods of collections may prove ineffective for such new receivables and our inexperience may materially adversely affect our financial condition.

We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations.

We acquire and service receivables that the obligors have failed to pay and the sellers have deemed uncollectible and written off. The originating institutions generally make numerous attempts to recover on their nonperforming receivables, often using a combination of their in-house collection and legal departments as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables or collect sufficient amounts to cover our costs, this may materially adversely affect our financial condition.

We may purchase portfolios that contain unprofitable accounts

In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement. However, we cannot guarantee that such sellers will be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If we purchase portfolios containing too many accounts that do not conform to the terms of the purchase contracts or contain accounts that are otherwise uncollectible, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially adversely affected.

The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model.

We use our internally developed Unified Collection Score, or UCS, model to project the remaining cash flows from our receivable portfolios. Our UCS model considers known data about our customers’ accounts, including, among other things, our collection experience and changes in external customer factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our UCS model. If we are not able to achieve these levels of forcasted collection, our revenues will be reduced or we may be required to record an impairment charge, which results in a reduction of our earnings.

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

In addition, we believe that issuers of credit cards are increasingly using outsourced, off-shore alternatives in connection with their collection of delinquent accounts in an effort to reduce costs. If these off-shore efforts are successful, these issuers may decrease the number of portfolios available for sale and increase the purchase price for portfolios available for sale.

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

All of our receivable portfolios are pledged to secure amounts owed to our lenders. Our debt agreements impose a number of restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in all or any of the following consequences, any of which could have a materially adverse effect on our ability to conduct business:

•	acceleration of outstanding indebtedness;

•	cross defaults and acceleration of indebtedness under other financing agreements;

•	our removal as servicer under our secured financing transactions and possibly other cross-defaulted facilities and loss of servicing fees and other consequences;

•	liquidation of the receivables in our secured financing transactions and loss of our expected future recoveries on receivables in the financed pools;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

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

In October 2003, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer.” The SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for receivable portfolios acquired in fiscal years beginning after December 15, 2004 and was adopted by us on January 1, 2005. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP freezes the internal rate of return (“IRR”) originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. The SOP also amends AICPA Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements do not need to be restated. Historically, as we have applied the guidance of AICPA Practice Bulletin 6, we have moved yields upward and downward, as appropriate under that guidance. However, since the SOP guidance does not permit yields to be lowered, there is an increased probability of our having to incur impairment charges in the future, which would negatively impact our profitability.

Government regulation may limit our ability to recover and enforce the collection of receivables.

Federal and state laws may limit our ability to recover and enforce the collection of receivables regardless of any act or omission on our part. Laws relating to debt collections also directly apply to our business. Additional consumer protection or privacy laws and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws may materially adversely affect our ability to collect on our receivables, which could materially adversely affect our earnings. Our failure or the failure of the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables or cause us to pay damages to the original debtors, which could reduce our revenues and harm our business.

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

We purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collections methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts through available collections methods could materially adversely affect our financial performance.

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business

The collections industry is regulated under various federal and state laws and regulations. Many states and several cities require that we be licensed as a debt collection company. The Federal Trade Commission, state Attorneys General and other regulatory bodies have the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collection operations, which would materially adversely affect us. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance.

We rely on the court system for a significant portion of our collections

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments or a change in the requirements for filing such cases or obtaining such judgments could have a material adverse effect on our operations and financial results.

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

In the past, securities class-action litigation has often been filed against a company after a period of volatility in the market price of its stock. Our industry experiences a high volume of litigation, and legal precedents have not been clearly established in many areas applicable to our business. Additionally, employment-related litigation is increasing throughout the country. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. Damage awards or settlements could be significant. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. All of these factors could have an adverse effect on our consolidated financial condition and results of operations.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. For instance, during 2005 we aquired Ascension Capital Group and certain assets of Jefferson Capital. See Note 2 to the consolidated financial statements for a further discussion of “Acquisition of Businesses.” We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. In addition, we may not successfully operate the businesses, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies or culture. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns, which can materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business.

Our management team has considerable experience in finance, banking, consumer collections and other industries. We believe that the expertise of our executives obtained by managing in other industries has been critical to the enhancement of our operations. The loss of the services of one or more of our key executive officers could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. Our success depends on the continued service and performance of our management team, and we cannot guarantee that we will be able to retain such individuals.

We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover.

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We generally compete for qualified collections personnel with companies in our business and in the collection agency, teleservices and telemarketing industries and we compete for qualified non-collections personnel with companies in many industries. We will not be able to service our receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which could reduce collections and therefore result in lower revenues and earnings.

We may not be able to manage our growth effectively.

We have expanded significantly in recent years. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations and financial resources. We cannot assure you that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be materially adversely affected.

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

Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

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

In 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act (the “Protection Act “) was enacted which made significant changes in the treatment of consumer filers for bankruptcy protection. We cannot determine the impact of this Protection Act on the number of bankruptcy filings, on a prospective basis, and the collectability of consumer debt is undetermined.

Item 1B—Unresolved Staff Comments

To our knowledge, we have no unresolved written comments regarding our periodic or current reports from the SEC Staff.

Item 2—Properties

We service our customers from four facilities. Our largest facility is located in Phoenix, Arizona. We lease the Phoenix facility, which is approximately 62,000 square feet, with a current monthly payment of $32,000. This lease expires in 2008. We also lease a 51,000 square feet facility in San Diego, California, which contains additional collection operations and also serves as our corporate headquarters. The lease on this facility commenced in October 2004, has an initial term of 10.5 years with two renewable 5-year options at approximately fair market value, and provides for escalating monthly payments ranging from $62,900 to $94,500. The lease on the St. Cloud collection site, which is approximately 43,000 square feet, expires in 2008 and has monthly rent payments of $24,000. The Ascension Capital Group facility is located in Arlington, Texas and is approximately 28,600 square feet. This lease expires in 2010 and we incur monthly lease payments of $24,800.

Item 3—Legal Proceedings

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case. The appeal is pending and the motion is currently under submission. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against the Company. To date, a class has been certified in one of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. There are a number of other lawsuits or claims pending or threatened against the Company. In general, these lawsuits, claims and counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees. Although litigation is inherently uncertain, based on past experience, established reserves, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Item 4—Submission of Matters to a Vote of Security Holders

None

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchase of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.” Prior to July 21, 2003, our stock traded on the OTC Electronic Bulletin Board under the symbol “ECPG.OB” (and before February 2002, it traded under the symbol “MCMC.OB”).

The high and low sales prices of the common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years are reported below:

	Market Price
	High	Low
Fiscal Year 2006
First Quarter	$19.07	$14.52
Second Quarter	$14.97	$8.87
Third Quarter	$13.25	$11.30
Fourth Quarter	$14.49	$12.33

Fiscal Year 2005
First Quarter	$24.16	$14.01
Second Quarter	$18.75	$12.65
Third Quarter	$20.16	$16.48
Fourth Quarter	$19.07	$15.04

The closing price of our common stock on February 16, 2007 was $10.79 per share and there were 124 holders of record, including 101 NASD registered broker/dealers.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the total cumulative stockholder return on our common stock for the period December 31, 2001 through December 31, 2006 with the cumulative total return of (a) the NASDAQ Index and (b) Asset Acceptance Capital Corp. (following its initial public offering in January 2004), Asta Funding, Inc. and Portfolio Recovery Associates, Inc. (following its initial public offering in September 2002), which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2001 in our common stock and in each of the comparison indices.

	12/01	12/02	12/03	12/04	12/05	12/06
Encore Capital Group, Inc.	$100.00	$423.08	$5,807.69	$9,146.15	$6,673.08	$4,846.15
NASDAQ Composite	$100.00	$71.97	$107.18	$117.07	$120.50	$137.02
Peer Group	$100.00	$68.90	$118.39	$184.89	$198.57	$182.42

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

Item 6—Selected Consolidated Financial Data

This table presents selected historical financial data of Encore and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data” in the table below), as of December 31, 2004, 2003, and 2002 and for the years ended December 31, 2003 and 2002, were derived from our audited consolidated financial statements not included in this report. The Selected Operating Data was derived from the books and records of the Company.

The selected historical financial data, except for certain components of Selected Operating Data, as of December 31, 2006, and 2005 and for the years ended December 31, 2006, 2005, and 2004, were derived from our audited consolidated financial statements included elsewhere in this report. (In thousands, except per share, and personnel data):

	As Of And For The Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues
Revenue from receivable portfolios, net(1)	$239,340	$215,931	$177,783	$115,882	$85,619
Servicing fees and related revenues(5)	15,800	5,904	692	1,620	3,712

Total revenues	255,140	221,835	178,475	117,502	89,331

Operating expenses
Salaries and employee benefits	63,962	52,410	47,193	39,286	35,137
Stock-based compensation expense	5,669	—	—	—	—
Cost of legal collections	52,079	35,090	28,202	15,827	11,028
Other operating expenses	22,585	16,973	13,645	11,335	7,934
Collection agency commissions	18,030	17,287	4,786	—	—
General and administrative expenses	17,310	13,375	9,212	6,509	6,314
Depreciation and amortization	3,894	2,686	1,951	2,023	2,453

Total operating expenses	183,529	137,821	104,989	74,980	62,866

Income before other income (expense) and income taxes	71,611	84,014	73,486	42,522	26,465

Other income (expense)
Interest expense	(31,032)	(32,717)	(35,330)	(20,479)	(18,592)
Other income, net	609	929	690	7,380 (2)	213

Total other expense	(30,423)	(31,788)	(34,640)	(13,099)	(18,379)

Income before income taxes	41,188	52,226	38,846	29,423	8,086
(Provision for) benefit from income taxes	(17,180)	(21,135)	(15,670)	(11,003)	5,703 (3)

Net income	24,008	31,091	23,176	18,420	13,789
Preferred stock dividends	—	—	—	(374)	(440)

Net income available to common stockholders	$24,008	$31,091	$23,176	$18,046	$13,349

Earnings per common share:
Basic	$1.06	$1.39	$1.05	$1.65	$1.82
Diluted	$1.03	$1.30	$0.99	$0.88	$0.84

	As Of And For The Years Ended December 31,
	2006	2005	2004	2003	2002
Weighted-average shares outstanding:
Basic	22,754	22,299	22,072	10,965	7,339
Diluted	23,390	23,998	23,481	20,873	16,459
Cash flow data:
Cash flows provided by (used in):
Operating activities	$38,027	$31,226	$36,412	$33,971	$24,690
Investing activities	$(37,190)	$(144,344)	$(90,157)	$(19,472)	$(11,158)
Financing activities	$2,928	$110,413	$24,864	$23,361	$(14,192)
Selected operating data:
Purchases of receivable portfolios, at cost(6)	$144,287	$195,554	$103,374	$89,834	$62,525
Gross collections for the period	$337,097	$292,163	$234,676	$190,519	$148,808
Average active employees for the period(4)	884	889	728	679	573
Gross collections per average active employee for the period	$381	$329	$322	$281	$260
Consolidated statements of financial condition data:
Cash and marketable securities	$10,791	$7,026	$49,731	$38,612	$752
Restricted cash	4,660	4,212	3,432	842	3,105
Investment in receivable portfolios, net	300,348	256,333	137,963	89,136	64,168
Investment in retained interest	—	—	—	1,231	8,256
Total assets	395,338	368,445	201,142	138,285	89,974
Accrued profit sharing arrangement	6,869	16,528	20,881	12,749	11,180
Total debt	200,132	198,121	66,828	41,638	48,033
Total liabilities	244,202	250,093	105,127	66,914	70,432
Total stockholders’ equity	$151,136	$118,352	$96,015	$71,371	$19,542

(1)	Includes gains from whole portfolio sales totaling $0.3 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively. Also includes impairments of $1.4 million for the year ended December 31, 2006, $3.1 million for the year ended December 31, 2005 and $1.0 million for the year ended December 31, 2003
(2)	Reflects a non-recurring net pre-tax gain totaling $7.2 million, recognized in the first quarter of 2003 upon settlement of a lawsuit against the seller of certain accounts. This resulted in an after tax net gain of $4.4 million or $0.21 per share on a fully diluted basis.
(3)	Includes a benefit totaling $9.9 million or $0.60 per share on a fully diluted basis, recognized in 2002 resulting from the reinstatement of our net deferred tax asset.
(4)	Excludes employees of Ascension Capital Group, which total approximately 160 at December 31, 2006.
(5)	Includes $15.7 million and $5.5 million in revenues from Ascension Capital Group for the year ending December 31, 2006 and 2005, respectively.
(6)	Purchase price includes a $10.6 million and $4.3 million allocation of the forward flow asset for 2005 and 2006, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Conclusion of Strategic Alternatives Review

On June 5, 2006, we announced the formation of a special committee of the board of directors (the “Special Committee”) to evaluate strategic alternatives to enhance stockholder value, including the potential sale of the company. The Special Committee retained J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. as our financial advisors. On February 27, 2007, the Special Committee completed its review of strategic alternatives and our board of directors has concluded that, in light of the alternatives available, including non-binding indications of value received for the sale of our company, the better alternative at this time to maximize stockholder value, is for management to focus on executing our existing business plan. We may, without further public announcement, resume our review of strategic alternatives, or, respond to subsequent opportunities created by the strategic alternatives review process.

Additionally, on February 27, 2007, our board of directors authorized a securities repurchase program under which we may buy back up to $50 million of a combination of our common stock and convertible senior notes. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase our convertible senior notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations.

Effective February 27, 2007, we amended our Revolving Credit Facility to allow for these repurchases. Securities repurchases are subject to compliance with applicable legal requirements and other factors.

Overview

Our collections and revenues during the year ended December 31, 2006 improved as compared to prior years, but were offset by higher operating expenses which resulted in lower overall net income. Results for the year ended December 31, 2006 as compared to the year ended December 31, 2005 are as follows:

•	Gross collections on receivable portfolios increased $44.9 million, or 15.4%, to $337.1 million

•	Revenue, excluding Ascension’s bankruptcy servicing fees of $15.7 million, increased $23.0 million, or 10.6%, to $239.4 million. Total revenue increased $33.3 million, or 15.0%, to $255.1 million

•	Net income decreased $7.1 million, or 22.8%, to $24.0 million

Gross collections and revenue, excluding Ascension’s servicing fee revenue, increased for the year ended December 31, 2006 compared to the year ended December 31, 2005. We attribute these increases to stronger collections due to our multiple collection strategies and our disciplined purchasing of receivable portfolios. In addition, the increase in revenue was due to the extension of our collection forecast from 60 months to 72 months during the second quarter of 2006 under our revised Unified Collection Score (“UCS”) methodology. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we own and have serviced for greater than 6 months. For forecasting portfolios owned and serviced less than six months, we use our proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54 or 60-month period. We have observed that receivable portfolios purchased during, and prior to, 2001 have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases 6 to 8 years from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, we have improved the forecasting models and we believe that we have enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6%. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, (“Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No.3,”) is being recognized prospectively in the financial statements.

The decrease in net income for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily the result of several factors, including the impact of expensing stock options associated with our adoption of SFAS No. 123R, costs associated with our consideration of strategic alternatives, higher operating expenses associated with our higher volume of gross collections, increased costs associated with new operating initiatives focused on increasing portfolio liquidation, and lower effective accretion rates on collections from portfolios purchased in 2004, 2005, and 2006 due to a more competitive pricing environment, compared to portfolios purchased in prior years, offset by increased accretion revenue associated with extending our collection forecast from 60 months to 72 months, a reduction in portfolio impairments and increased accretion revenue related to new operating initiatives.

The market for the purchase of unsecured charged-off consumer debt has remained competitive and we continue to apply a disciplined approach to purchasing. Our ability to grow revenue will be based on our ability to increase liquidation on our receivable portfolios, which increases our internal rates of return applied to the cost basis of the portfolio, and increases our ability to purchase receivable portfolios that meet or exceed our internal hurdle rates. We are continuing to diversify our acquisition of portfolios into other asset classes that are somewhat less competitive. As a result of our recent operating performance, our financial position has improved. Our stockholders’ equity was $151.1 million as of December 31, 2006, an increase of $32.8 million from the

$118.3 million in stockholders’ equity as of December 31, 2005, driven primarily by our net income of $24.0 million. In addition, we had unrestricted cash of $10.8 million as of December 31, 2006, after borrowing $53.5 million and repaying $51.3 million in principal on our debt facilities and purchasing $144.3 million in receivable portfolios. We repaid $160.9 million, and $53.3 million in debt principal during the years ended December 31, 2005, and 2004, respectively.

In May 2006, we amended our Revolving Credit Facility to extend the termination date to May 2010, reduce the maximum LIBOR spread by 75 basis points, increase the expansion feature to $50.0 million from $25.0 million and eliminate and modify certain financial covenants. The amended Revolving Credit Facility bears interest at a floating rate equal to, at our option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 225 basis points, depending on the Company’s leverage; or (b) the higher of the federal funds rate then in effect plus a spread of 50 basis points or the prime rate then in effect. The applicable margin is adjusted quarterly based on a pricing grid that takes into account certain financial covenants related to our consolidated statement of financial condition and results of operations. The amended Revolving Credit Facility is secured by all of our assets, except for the assets of our wholly-owned subsidiary, MRC Receivables Corporation, in which our former secured lender has a first priority security interest.

The amended Revolving Credit Facility provides for an aggregate revolving commitment of $200.0 million, subject to borrowing base availability, with $5.0 million sub-limits for swingline loans and letters of credit. The Revolving Credit Facility borrowing base provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by 3% per month beginning after the third complete month subsequent to purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, or (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005. We may request an increase in the amount of revolving credit commitments, under the expansion feature, to $250.0 million upon satisfying certain conditions, including acceptance of such increase in commitments by existing or replacement lenders under the facility. This financing arrangement does not require us to share residual collections with the lender and may be pre-paid at any time, in part or in full, without penalty. See Note 7 to the consolidated financial statements for a further discussion of the our debt.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	2006		2005		2004
Revenues
Revenue from receivable portfolios, net	$239,340	93.8%	$215,931	97.3%	$177,783	99.6%
Servicing fees and other related revenue	15,800	6.2%	5,904	2.7%	692	0.4%

Total revenues	255,140	100.0%	221,835	100.0%	178,475	100.0%

Operating expenses
Salaries and employee benefits	63,962	25.0%	52,410	23.6%	47,193	26.4%
Stock-based compensation expense	5,669	2.2%	—	—	—	—
Cost of legal collections	52,079	20.4%	35,090	15.8%	28,202	15.8%
Other operating expenses	22,585	8.9%	16,973	7.7%	13,645	7.6%
Collection agency commissions	18,030	7.1%	17,287	7.8%	4,786	2.7%
General and administrative expenses	17,310	6.8%	13,375	6.0%	9,212	5.2%
Depreciation and amortization	3,894	1.5%	2,686	1.2%	1,951	1.1%

Total operating expenses	183,529	71.9%	137,821	62.1%	104,989	58.8%

Income before other income (expense) and income taxes	71,611	28.1%	84,014	37.9%	73,486	41.2%

Other income (expense)
Interest expense	(31,032)	(12.2)%	(32,717)	(14.8)%	(35,330)	(19.8)%
Other income	609	0.2%	929	0.4%	690	0.4%

Total other expense	(30,423)	(12.0)%	(31,788)	(14.4)%	(34,640)	(19.4)%

Income before income taxes	41,188	16.1%	52,226	23.5%	38,846	21.8%
Provision for income taxes	(17,180)	(6.7)%	(21,135)	(9.5)%	(15,670)	(8.8)%

Net income	$24,008	9.4%	$31,091	14.0%	$23,176	13.0%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

During December 2006, we sold accounts amounting to approximately $1.9 billion in face value for $13.9 million. The accounts sold were purchased in 2001, 2002, 2003 and 2004 under our Secured Financing Facility. This sale resulted in additional Zero Basis revenue of $3.4 million and additional contingent interest expense of $1.6 million. The net impact of this sale was to increase pretax income for the year ended December 31, 2006 by $1.8 million, net income by $1.1 million and fully diluted earnings per share by $0.05. Since the sale of these accounts accelerated collections from future years into 2006, future years’ collections and the related revenue, operating expenses and contingent interest expense associated with the pool groups from which these accounts were sold, will be reduced. Of the proceeds, $10.3 million was applied to pay off the remaining principal balance of the Secured Financing Facility in December 2006.

During the quarter ended June 30, 2006, we revised our UCS methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for greater than six months. For forecasting portfolios owned and serviced less than six months, we use our proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54 or 60-month period. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases six to eight years from the date of purchase. When we first developed our cash forecasting models in 2001, we had limited historical collection data with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, we have improved the forecasting models and we believe that we have enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6%, as of June 30, 2006. The extension of the collection forecasts is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, (“Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”) is being recognized prospectively in the financial statements. This prospective treatment resulted in an increase in revenue of $2.7 million and an increase in the accrual for contingent interest of $1.3 million for the year ended December 31, 2006. The net impact of the change in estimate was to increase pretax income for the year ended December 31, 2006 by $1.4 million, net income by $0.9 million and fully diluted earnings per share by $0.04.

Total revenue was $255.1 million for the year ended December 31, 2006, an increase of $33.3 million, or 15.0%, compared to total revenue of $221.8 million for the year ended December 31, 2005. The increase in revenue is primarily the result of increased revenue from portfolio purchases during 2006, increased accretion revenue associated with extending our collection forecast from 60 months to 72 months, additional Zero Basis revenue related to the sale of accounts sold in December 2006 as discussed above and increased accretion revenue related to new operating initiatives. The increase in revenue was offset, in part, by a greater portion of our collections coming from 2004, 2005, and 2006 purchases that have lower effective accretion rates, due to a more competitive pricing environment than purchases made in prior years and due a reduction in zero basis revenue. During the year ended December 31, 2006, we recorded a net impairment provision of $1.4 million on certain of our receivable portfolios. During the same period in the prior year we recorded an impairment provision of $3.1 million on certain of our receivable portfolios. Revenue also increased due to us owning Ascension for the entire 2006 year. Ascension’s bankruptcy servicing revenue of $15.7 million represents twelve months of revenue for the year ended December 31, 2006, compared to $5.5 million for the year ended December 31, 2005. The 2005 revenue represents only the revenue for the period of time after our acquisition of Ascension in August 2005.

Gross collections increased $44.9 million, or 15.4%, to $337.1 million during the year ended December 31, 2006, from $292.2 million during the year ended December 31, 2005.

The following table summarizes our portfolio revenue by revenue-to-collections percentage. The accrual basis portfolios from 1999 to 2003 represent pool groups with high internal rates of return and high revenue to collection percentages (in thousands, except percentages):

	For the Year Ended December 31, 2006				For the Year Ended December 31, 2005
	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$28,588	$28,588	11.9%	100.0%	$32,412	$32,412	15.0%
1999—2003 Accrual Basis Portfolios	77.0%	63,151	82,040	26.4%	82.4%	92,592	112,373	42.9%
2004—2005 Accrual Basis Portfolios	66.2%	121,363	183,392	50.7%	62.1%	90,927	146,326	42.1%
2006 Accrual Basis Portfolios	61.9%	26,238	42,354	11.0%	—	—	—	—

Total	71.2%	$239,340	$336,374	100.0%	74.2%	$215,931	$291,111	100.0%

For revenue recognition purposes, portfolios are divided into two groups: Accrual Basis Portfolios—those that still have a remaining unamortized basis, and Zero Basis Portfolios—those portfolios for which the cost basis has been completely amortized. Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the year ended December 31, 2006, $27.3 million (exclusive of $1.3 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $3.4 million decrease from the $30.7 million (exclusive of $1.7 million of zero basis revenue on the retained interest) recognized during the year ended December 31, 2005. We expect the revenue from these portfolios to decline in future quarters as collections from these portfolios diminish. For additional information on revenue see the Supplemental Performance Data below.

During the year ended December 31, 2006, we invested $144.3 million for portfolios with face values aggregating $3.7 billion, for an average purchase price of 3.9% of face value. This is a $51.3 million decrease, or 26.2%, in the amount invested compared with the $195.6 million invested during the year ended December 31, 2005 to acquire portfolios with a face value aggregating $5.9 billion, for an average purchase price of 3.3% of face value. The decrease in amount invested is primarily a result of the $96.6 million allocated to the $2.8 billion of face value portfolio purchased as part of our acquisition of certain assets of Jefferson Capital in June 2005.

Operating Expenses

Total operating expenses were $184.0 million for the year ended December 31, 2006, an increase of $46.2 million or 33.5% compared to total operating expenses of $137.8 million for the year ended December 31, 2005.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased by $11.6 million, or 22.0%, to $64.0 million during the year ended December 31, 2006 from $52.4 million during the year ended December 31, 2005. The increase was primarily the result of a $9.2 million or 24.9% increase in salaries, wages and payroll taxes associated with additional headcount. Of this increase, approximately 150 employees or $3.0 million in salaries, wages and payroll taxes related to the new collection site in St. Cloud, Minnesota acquired from Jefferson Capital in June 2005, and approximately 160 employees or $5.1 million in salaries, wages and payroll taxes, which includes $0.4 million of amortization cost of an employment agreement related to the Ascension acquisition in August 2005. The remaining amount is due to salary increases, additional corporate headcount to support operating initiatives focused on increasing portfolio liquidation, and general headcount to support the growth of our company.

Stock-based compensation expenses

Stock-based compensation amounted to $5.7 million for the year ended December 31, 2006. These amounts are the result of implementing Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”), effective January 1, 2006. SFAS No. 123R requires us to expense stock options, restricted stock, and any other share-based payments beginning January 1, 2006, but does not require us to expense these amounts in any prior periods. See Note 8 to the consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $17.0 million, or 48.4%, to $52.1 million during the year ended December 31, 2006 as compared to $35.1 million during the year ended December 31, 2005. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $30.6 million, or 34.7% in gross collections through our legal channel and upfront costs associated with new operating initiatives focused on increasing portfolio liquidation. Gross legal collections amounted to $118.7 million during the year ended December 31, 2006 from $88.1 million collected during the year ended December 31, 2005. Cost of legal collections increased as a percent of gross collections through this channel to 43.9% during the year ended December 31, 2006, from 39.8% during the year ended December 31, 2005, primarily as a result of upfront costs associated with new operating initiatives focused on increasing portfolio liquidation.

Other operating expenses

Other operating expenses increased $5.6 million, or 33.1%, to $22.6 million during the year ended December 31, 2006 from $17.0 million during the year ended December 31, 2005. This increase was the result of increases in the number of direct mail campaigns and the inclusion of a full year of operating costs associated with Ascension, which we acquired in August 2005. The cost of direct mail campaigns increased $1.1 million, or 16.2%, to $7.5 million during the year ended December 31, 2006 compared to $6.4 million during the year ended December 31, 2005. Ascension contributed $3.8 million to the overall increase, including $1.2 million of amortization expense relating to the purchased servicing asset.

Collection agency commissions

During the year ended December 31, 2006, we paid $18.0 million in commissions to third party collection agencies, or 36.3% of the related gross collections of $49.7 million compared to $17.3 million in commissions, or 38.9% of the related gross collections of $44.4 million during the year ended December 31, 2005. The increase in commissions was consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

General and administrative expenses

General and administrative expenses increased $3.9 million, or 29.4%, to $17.3 million during the year ended December 31, 2006, from $13.4 million during the year ended December 31, 2005. The increase was primarily the result of approximately $2.6 million of increased expenses due to the inclusion of a full year of costs related to the acquisitions of the St. Cloud site and Ascension in 2005, costs associated with our evaluation of strategic alternatives of $1.5 million, and general corporate matters. These increases were offset by lower legal costs of $0.2 million relating to litigation defense.

Depreciation and amortization

Depreciation and amortization expense increased $1.2 million, or 45.0%, to $3.9 million during the year ended December 31, 2006, from $2.7 million during the year ended December 31, 2005. Depreciation expense remained relatively consistent at $2.3 million and $1.9 million during the year ended December 31, 2006 and 2005, respectively. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension in the third quarter 2005 was $1.6 million for the year ended December 31, 2006, compared to $0.8 for the year ended December 31, 2005.

Interest expense

Interest expense decreased $1.7 million, or 5.2% to $31.0 million during the year ended December 31, 2006 from $32.7 million during the year ended December 31, 2005.

The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,
	2006	2005	$ Change	% Change
Stated interest on debt obligations	$10,637	$8,326	$2,311	27.8%
Amortization of loan fees and other loan costs	1,875	1,204	671	55.7%
Contingent interest	18,520	23,187	(4,667)	(20.1)%

Total interest expense	$31,032	$32,717	$(1,685)	(5.2)%

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

As of December 31, 2006, the principal balance of the Secured Financing Facility had been paid in full.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 7 to the consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

During the year ended December 31, 2006, total other income was $0.6 million, compared to $0.9 million for the year ended December 31, 2005. For the year ended December 31, 2006, the decrease in other income and expense was primarily the result of lower interest income due to lower balances of invested cash.

Provision for income taxes

During the year ended December 31, 2006, we recorded an income tax provision of $17.2 million, reflecting an effective rate of 41.7% of pretax income. Our effective tax rate for the year ended December 31, 2006 differed from the federal statutory rate primarily due to the net effect of state taxes, permanent book versus tax differences, and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of our 2003 income tax return. For the year ended December 31, 2005, we recorded an income tax provision of $21.1 million, reflecting an effective rate of 40.5% of pretax income. Our effective tax rate for the year ended December 31, 2005 differed from the federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to taxable income and the increase in tax expense related to the tax audit issue noted above. See Note 9 to the consolidated financial statements for a further discussion of income taxes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes our portfolio revenue by revenue-to-collections percentage. The accrual basis portfolios from 1999 to 2003 represent pool groups with high internal rates of return and high revenue to collection percentages (in thousands, except percentages):

	For the Year Ended December 31, 2005				For the Year Ended December 31, 2004
	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$32,412	$32,412	15.0%	100.0%	$43,171	$43,171	24.3%
Revenue from 1998 pools	—	—	—	—	68.2%	2,487	3,647	1.4%
1999—2003 Accrual Basis Portfolios	82.4%	92,592	112,373	42.9%	74.6%	108,991	146,087	61.3%
2004—2005 Accrual Basis Portfolios	62.1%	90,927	146,326	42.1%	58.7%	23,134	39,400	13.0%
2006 Accrual Basis Portfolios	—	—	—	—	—	—	—	—

Total	74.2%	$215,931	$291,111	100.0%	76.5%	$177,783	$232,305	100.0%

Revenue

Total revenue was $221.8 million for the year ended December 31, 2005, an increase of $43.3 million, or 24.3% compared to total revenue of $178.5 million for the year ended December 31, 2004. The increase in revenue was primarily the result of revenue accreted on portfolios acquired in connection with our Jefferson Capital acquisition and other purchases. These increases were offset in part by lower effective accretion rates resulting from a more competitive pricing environment and the recording of a $3.1 million impairment provision. The impairment was recorded on certain pool groups acquired in 2001, 2002, 2003 and 2005. The 2001 to 2003 pool groups have high effective interest rates and estimated collection multiples ranging from 3.4 to 4.0 and accordingly, collection shortfalls relative to forecast during the year ended December 31, 2005 resulted in impairments (see Supplemental Performance Data). The impairment on the 2005 pool group was the result of lower than expected collections related to automotive deficiencies that were in excess of 80 months from charge off at the time of purchase, and from charged off commercial gas credit cards for which we were unable to receive personal guarantor information from the issuer. For the year ended December 31, 2004, we did not recognize any impairment provision on our receivable portfolios. Of the increase in revenues, $5.5 million is related to bankruptcy servicing revenue associated with our acquisition of Ascension.

During the year ended December 31, 2005, we invested $195.6 million for portfolios with face values aggregating $5.9 billion for an average purchase price of 3.3% of face value. This is a $92.2 million, or 89.2% increase compared with the $103.4 million invested during the year ended December 31, 2004 to acquire portfolios with a face value aggregating $3.5 billion for an average purchase price of 3.0% of face value. As part of the Jefferson Capital Group acquisition in June 2005, we purchased $96.6 million of receivable portfolios at a face value of $2.8 billion, which was the primarily reason for the increase from 2004 to 2005. Gross collections increased $57.5 million, or 24.5% to $292.2 million during the year ended December 31, 2005 from $234.7 million during the year ended December 31, 2004.

Operating Expenses

Total operating expenses were $137.8 million for the year ended December 31, 2005, an increase of $32.8 million or 31.3% compared to total operating expenses of $105.0 million for the year ended December 31, 2004.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and benefits increased by $5.2 million or 11.0% to $52.4 million during the year ended December 31, 2005 from $47.2 million during the year ended December 31, 2004. The increase was primarily the result of a $3.9 million or 11.7% increase in salaries, wages and payroll taxes reflecting an increase in the number of our employees. Of this increase, approximately 100 employees or $1.0 million in salaries, wages and payroll taxes related to the new collection site in St. Cloud, Minnesota acquired from Jefferson Capital and approximately 200 employees or $3.2 million in salaries, wages and payroll taxes, which includes $0.2 million of amortization cost of an employment agreement related to the Ascension acquisition.

Cost of legal collections

The cost of legal collections increased $6.9 million, or 24.4% to $35.1 million during the year ended December 31, 2005 as compared to $28.2 million during the year ended December 31, 2004. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an $18.0 million, or 25.6% increase in gross collections through our legal channel, which amounted to $88.1 million during the year ended December 31, 2005 from $70.1 million collected during the year ended December 31, 2004. Cost of legal collections decreased slightly as a percent of gross collections through this channel to 39.8% during the year ended December 31, 2005 from 40.2% during the year ended December 31, 2004.

Other operating expenses

Other operating expenses increased $3.4 million, or 24.4%, to $17.0 million during the year ended December 31, 2005, from $13.6 million during the year ended December 31, 2004. The increase during the year ended December 31, 2005 reflects increases in the number of direct mail campaigns as a result of increased volume. The cost of direct mail campaigns increased $1.1 million, or 21.7%, to $6.4 million during the year ended December 31, 2005, compared to $5.3 million during the year ended December 31, 2004. In addition, the Ascension acquisition contributed $1.9 million to the overall increase, which includes $0.7 million of amortization expense relating to the purchased servicing asset.

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

General and administrative expenses

General and administrative expenses increased $4.2 million, or 45.2%, to $13.4 million during the year ended December 31, 2005, from $9.2 million during the year ended December 31, 2004. The increase was primarily a result of a $2.5 million increase in legal costs relating to litigation defense and other corporate matters and a $0.7 million increase in rent expense due to the relocation of our San Diego operations to a larger facility, as well as, the addition of the Jefferson Capital and Ascension office facilities. These increases were offset in part by a decrease in insurance expense of approximately $0.5 million resulting primarily from a decrease in our workers compensation reserves.

Depreciation and amortization

Depreciation expense remained consistent at $1.9 million and $2.0 million during the years ended December 31, 2005 and 2004, respectively. During 2005, the Company acquired certain intangible assets in conjunction with the acquisition of Ascension. Amortization expense relating to these intangible assets was $0.8 million. There were no amortizable intangible assets for the year ended December 31, 2004.

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

The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility offset by an increase in interest expense associated with additional borrowings under our Revolving Credit Facility and with the issuance of our Convertible Senior Notes. Since the inception of the Secured Financing Facility, we have borrowed $230.1 million under the facility, representing $257.5 million in receivable portfolio purchases. As of December 31, 2005, $19.8 million remained outstanding on our Secured Financing Facility and $16.5 million accrued for Contingent Interest. See Note 7 to the consolidated financial statements for more discussion on our Secured Financing Facility and Contingent Interest.

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

Provision for income taxes

During the year ended December 31, 2005, we recorded an income tax provision of $21.1 million, which is an effective rate of 40.5% of pretax income. Our effective tax rate for the years ended December 31, 2005 and 2004 differed from the federal statutory rate primarily due to the effect of state taxes. For the year ended December 31, 2004, we recorded an income tax provision of $15.7 million, which is an effective rate of 40.3% of pretax income. The increase in our effective tax rate was the result of increases in federal and state taxes applicable to us as a result of higher taxable income and the changing mix of state taxability and related apportionment factors. See Note 9 to the consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Purchase Price(1)		Cumulative Collections through December 31, 2006
			<2000(4)	2000	2001	2002	2003	2004	2005	2006	Total(2)	CCM(3)
<1999	$41,117	(4)	$61,703	$26,926	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$141,484	3.4
1999	48,712		7,864	21,299	19,174	16,259	11,508	8,654	5,157	3,513	93,428	1.9
2000	6,153		—	5,489	7,172	4,542	4,377	2,293	1,323	1,007	26,203	4.3
2001	38,186		—	—	21,197	54,184	33,072	28,551	20,622	14,521	172,147	4.5
2002	61,499		—	—	—	48,322	70,227	62,282	45,699	33,694	260,224	4.2
2003	88,540		—	—	—	—	59,038	86,958	69,932	55,131	271,059	3.1
2004	101,364		—	—	—	—	—	39,400	79,845	54,832	174,077	1.7
2005	192,941		—	—	—	—	—	—	66,491	129,809	196,300	1.0
2006	143,392		—	—	—	—	—	—	—	42,354	42,354	0.3

Total	$721,904		$69,567	$53,714	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$1,377,276	1.9

(1)	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2006.
(3)	Cumulative Collections Multiple (“CCM”)—collections to date as a multiple of purchase price.
(4)	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Gross Collections(2)	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	(3)	$141,484	$1,163	$142,647	3.5
1999	48,712		93,428	3,057	96,485	2.0
2000	6,153		26,203	963	27,166	4.4
2001	38,186		172,147	16,676	188,823	4.9
2002	61,499		260,224	27,420	287,644	4.7
2003	88,540		271,059	53,520	324,579	3.7
2004	101,364		174,077	90,000	264,077	2.6
2005	192,941		196,300	285,702	482,002	2.5
2006(4)	143,392		42,354	278,795	321,149	2.2

Total	$721,904		$1,377,276	$757,296	$2,134,572	3.0

(1)	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2006.
(3)	From inception to December 31, 1998.
(4)	2006 purchases have collections forecasted using a 54 or 60 month collection forecast until the portfolios are greater than six months from the date of purchase, at which time a 72 month forecast is used.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of December 31, 2006 (in thousands, except percentages):

	Unamortized Balance as of December 31, 2006	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price(2)	Unamortized Balance as a Percentage of Total
2002	$3,566	$61,499	5.8%	1.2%
2003	8,902	88,540	10.1%	3.0%
2004	33,131	101,364	32.7%	11.0%
2005	127,477	192,941	66.1%	42.4%
2006	127,272	143,392	88.8%	42.4%

Totals	$300,348	$587,736	51.1%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.
(2)	For purposes of this table, cash collections include selected cash sales, which were entered into subsequent to purchase. Cash sales, however, exclude the sales of accounts that occurred at the time of purchase.

Collections by Channel

During 2006, 2005 and 2004, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Years Ended December 31,
	2006	2005	2004
Collection sites(2)	$129,009	$127,980	$122,461
Legal collections	118,712	88,144	70,167
Sales	34,035	26,739	22,504	(1)
Collection agencies(2)	49,696	44,384	13,636
Other	5,645	4,916	5,908

Gross collections	$337,097	$292,163	$234,676

(1)	Sales for the year ended December 31, 2004 includes the sale of our portfolio of rewritten consumer notes for $4.0 million.
(2)	Collection agencies for the year ended December 31, 2005, includes collections made by the employees of Jefferson Capital through the end of the three-month transition services agreement, which expired in September 2005. Collections made by these employees subsequent to the expiration of the transition services agreement are included in collection sites. Collections by Jefferson Capital employees included in collection agencies were $3.4 million during the term of the transition services agreement.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Year Ended December 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	140,664	3,623	—	144,287
Transfers of portfolios	2,485	(2,485)	—	—
Gross collections(1)	(305,609)	(2,172)	(27,298)	(335,079)
Basis adjustments	(3,243)	—	(3)	(3,246)
Revenue recognized(1)	212,131	—	27,301	239,432
Impairments, net	(1,379)	—	—	(1,379)

Balance, end of period	$300,348	$—	$—	$300,348

Revenue as a percentage of collections	69.0%	0.0%	100.0%	71.0%

	For the Year Ended December 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	193,154	2,400	—	195,554
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(257,335)	(1,372)	(30,659)	(289,366)
Basis adjustments	(1,996)	—	(2)	(1,998)
Revenue recognized(1)	186,662	—	30,661	217,323
Impairments, net	(3,143)	—	—	(3,143)

Balance, end of period	$255,299	$1,034	$—	$256,333

Revenue as a percentage of collections	71.3%	0.0%	100.0%	74.0%

	For the Year Ended December 31, 2004
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$87,249	$1,887	$—	$89,136
Purchases of receivable portfolios	103,374	—	—	103,374
Transfers of portfolios	724	(724)	—	—
Gross collections(1)	(184,783)	(738)	(43,136)	(228,657)
Basis adjustments	(1,136)	(15)	(35)	(1,186)
Revenue recognized(1)	132,125	—	43,171	175,296

Balance, end of period	$137,553	$410	$—	$137,963

Revenue as a percentage of collections	71.5%	0.0%	100.0%	76.7%

(1)	Gross collections and revenue related to the retained interest are not included in these tables. During the year ended December 31, 2004, gross collections and revenue related to the retained interest were $3.7 million and $2.5 million, respectively. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $1.3 million and $1.7 million for the year ended December 31, 2006 and 2005, respectively.

Analysis of Changes in Revenue

The following table analyzes the components of the increase in revenue from our receivable portfolios between the years ended December 31, 2006, 2005 and 2004 (in thousands, except percentages):

	For The Years Ended December 31,
Variance Component	2006	2005	Change	Revenue Variance
Average portfolio balance	$259,766	$198,652	$61,114	$56,456
Weighted average effective interest rate	81.1%	92.4%	(11.3)%	(29,223)
Zero basis portfolios	27,301	30,661		(3,360)
Retained interest revenue	1,287	1,751		(464)

Total variance				$23,409

	For The Years Ended December 31,
Variance Component	2005	2004	Change	Revenue Variance
Average portfolio balance	$198,652	$95,261	$103,391	$143,400
Weighted average effective interest rate	92.4%	138.7%	(46.3)%	(92,006)
Zero basis portfolios	30,661	43,171		(12,510)
Retained interest revenue	1,751	2,487		(736)

Total variance				$38,148

Prior to January 1, 2005, we accounted for our investment in receivable portfolios utilizing the interest method under the provisions of the AICPA’s Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” Commencing January 1, 2005, we began accounting for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of AICPA Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities in a Transfer.” SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools”, and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, also known as accretable yield, to the excess of our estimate of undiscounted cash flows expected to be collected over our investment in the pool. The effective interest rate applied to the cost basis of the pool is to remain level, or “static” throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of a pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool and are reflected in the consolidated statement of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios on the consolidated statement of financial condition.

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

Purchases by Quarter

The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2004	400	$786,398	$17,248
Q2 2004	296	758,877	19,031
Q3 2004	365	721,237	20,967
Q4 2004	530	1,195,090	46,128
Q1 2005	513	530,047	19,523
Q2 2005(1)	2,773	3,675,277	121,939
Q3 2005(2)	434	381,508	14,151
Q4 2005(2)	1,568	1,326,216	39,941
Q1 2006(2)	673	558,574	27,091
Q2 2006(2)	837	594,190	21,262
Q3 2006(2)	1,469	1,081,892	32,334
Q4 2006(2)	814	1,439,826	63,600

(1)	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
(2)	Purchase price includes a $2.3 million, $2.0 million, $2.4 million, $2.1 million, $2.9 million, and $3.2 million allocation of the forward flow asset for Q3 and Q4 2005 and Q1, Q2, Q3, and Q4 2006, respectively.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivables portfolios we have purchased for the periods presented (in thousands):

	Years Ended December 31,
	2006	2005	2004
Credit card	$66,657	$176,379	$74,238
Other	77,630	19,175	29,136

	$144,287	$195,554	$103,374

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings, and tax payments. Our strong operating performance has resulted in an increase in stockholders’ equity to $151.1 million as of December 31, 2006 from $118.3 million as of December 31, 2005. In addition, we had an unrestricted cash balance of $10.8 million at December 31, 2006, after borrowing $53.5 million and repaying $51.3 million in principal on our debt facilities and purchasing $133.7 (excluding the $10.6 million allocation of the forward flow asset) in receivable portfolios.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$38,027	$31,226	$36,412
Net cash used in investing activities	$(37,190)	$(144,344)	$(90,157)
Net cash provided by financing activities	$2,928	$110,413	$24,864

On December 31, 2004 our Secured Financing Facility expired. However, Contingent Interest payments related to our residual collections sharing arrangement with the lender will extend into the future. All of our portfolio purchases are now funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 7 to the consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

Operating Cash Flows

Net cash provided by operating activities was $38.0 million, $31.2 million and $36.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the year ended December 31, 2006 grew $44.9 million, or 15.4% to $337.1 million from $292.2 million for the year ended December 31, 2005. Gross collections for the year ended December 31, 2005 grew $57.5 million, or 24.5% to $292.2 million from $234.7 million for the year ended December 31, 2004.

Total cash basis operating expenses were $161.3 million for the year ended December 31, 2006, compared to $128.4 million for the year ended December 31, 2005 and $98.5 million for the year ended December 31, 2004. The increase was primarily volume-related, driven by our collections growth and new operational initiatives, as well as increases in rent expense, and the cost of corporate compliance, offset by lower litigation defense costs.

Interest payments were $40.0 million, $34.7 million and $27.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in interest payments was primarily the result of higher interest payments related to convertible notes. These payments were offset by lower contingent interest payments related to our residual collections sharing arrangement for portfolios financed by our Secured Financing Facility and lower borrowings under the Revolving Credit Facility. Tax payments of $0.9 million were made in 2006 compared to $25.4 million in 2005 and $14.7 million in 2004.

Investing Cash Flows

Net cash used in investing activities was $37.2 million, $144.3 million and $90.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The cash flows used in investing activities for the year ended December 31, 2006 are primarily related to receivable portfolio purchases of $133.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $95.6 million. The cash flows used in investing activities for the year ended December 31, 2005 are primarily related to our acquisition of certain assets of Jefferson Capital for $142.9 million, which included $96.6 million of receivable portfolios and our acquisition of Ascension, of which $16.0 million of the total consideration consisted of cash. In addition, the Company deposited $2.0 million in an escrow account in connection with a three-year employment contract with a key executive of Ascension. These cash outflows were offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $72.0 million and $40.0 million in proceeds from the sale of marketable securities. The cash flows used in investing activities for the year ended December 31, 2004 are primarily related to receivable portfolio purchases of $103.4 million and the purchase of marketable securities of $40.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $54.6 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.4 million, $2.9 million and $2.5 million for years ended December 31, 2006, 2005 and 2004, respectively.

Financing Cash Flows

Net cash provided by financing activities was $2.9 million, $110.4 million and $24.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The cash provided by financing activities during the year ended December 31, 2006, reflects $51.3 million in repayments of notes payable, amounts outstanding under our line of credit and other borrowings, offset by $53.5 million in borrowings under our line of credit agreement. Cash provided by financing activities for the year ended December 31, 2005 reflects $191.4 million in borrowings under line of credit agreements, proceeds from the issuance of convertible notes of $100.0 million and the sale of $11.6 million of warrants, offset by $160.9 million in repayment of debt principal, the purchase of $27.4 million of call options and the payment of $5.8 million of debt issuance costs. For the year ended December 31, 2004, we financed $78.7 million to fund new portfolio purchases and repaid $53.3 million of principal.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Capital lease obligations	$463	$246	$217	$—	$—
Operating leases	10,746	1,903	2,947	2,311	3,585
Employment agreements	578	385	193	—	—
Revolving Credit Facility	99,669	—	—	99,669	—
3.375% Convertible Senior Notes	100,000	—	—	100,000	—
Contractual interest on 3.375% Convertible Senior Notes	12,656	3,375	6,750	2,531	—
Portfolio forward flow agreement	127,531	36,437	72,875	18,219	—
Other	224	224	—	—	—

Total contractual cash obligations	$351,867	$42,570	$82,982	$222,730	$3,585

Our amended Revolving Credit Facility has a remaining term of four years and to the extent that a balance is outstanding on our line of credit, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our line of credit as of December 31, 2006 was $99.7 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 7 to the consolidated financial statements. Also, for additional information on purchase commitments see Note 11 to the consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved twenty consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $10.8 million as of December 31, 2006, and $100.3 million in borrowing capacity and $85.9 million of borrowing base availability under our Revolving Credit Facility as of December 31, 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Inflation

We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2006, 2005, and 2004 since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

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

Contingent Interest. Under the terms of the our Secured Financing Facility, once we repay the lender for the notes for each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, then we share the residual collections (“Contingent Interest”) from the receivable portfolios, net of servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest expense. See Note 7 to the consolidated financial statements for a further discussion on Contingent Interest.

Deferred Revenue. On August 30, 2005, we acquired substantially all the assets and assumed certain liabilities of Ascension. Ascension provides bankruptcy administration services primarily to holders of motor vehicle secured loans, on which the debtor has filed for Chapter 7 or 13 bankruptcy. These services are provided subject to the terms of long-term contracts. Such contracts generally have initial terms of one or two years and automatically renew for yearly periods. Fees for the bankruptcy administration services are charged on a ‘per referred’ account basis and generally consist of an upfront fee at the time of account referral. This initial fee is typically coupled with either an ongoing monthly service fee per referred account or service specific fees based on a predetermined fee schedule. The servicing deliverable for Chapter 7 accounts is focused on the completion of the entire bankruptcy process resulting in the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). Due to practical limitations and constraints, a historical average life of seven months is used instead of actual closure dates. Therefore, the total financial consideration (less efforts applied to litigation for client contracts without a separate litigation fee schedule) will be recognized seven months after a referred account is activated. Chapter 13 bankruptcy proceedings, also known as reorganization, are generally designed to restructure an individual’s debts and allow them to propose a repayment plan detailing how they are going to pay back their debts over the plan period. The responsibility of Ascension is to ensure that the client’s claim is recognized by the court to the maximum benefit of Ascension’s client, and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period for Chapter 13 bankruptcy placements is thirty-five months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is recognized ratably, including any upfront fees received by the Company over time as the services are provided. The litigation deliverable is an as incurred event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. Any billings in excess of the ratable revenue will be deferred. The average duration period for Chapter 7 and 13 bankruptcy placements are periodically reviewed for changes.

Convertible Notes Hedge. In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Forward Flow Asset. In connection with our acquisition of a business in June 2005, we entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the next five years at a fixed price. We allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statement of financial condition as forward flow asset. We allocate a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. We allocated $10.6 million of the forward flow asset to the cost basis of receivable portfolios purchased during the year ended December 31, 2006. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to us. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. We routinely evaluate the forward flow asset carrying balance for impairment.

Deferred Court Costs. We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs (“Deferred Court Costs”). We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will be ultimately uncollectible. We determine the reserve based on our analysis of court costs that have been advanced, or recovered, or that we anticipate recovering.

Income Taxes. We use the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations. See Note 9 to the consolidated financial statements for further discussion of income taxes.

New Accounting Pronouncements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting For Stock-Based Compensation.” In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires establishing assumptions and estimates of weighted-average fair value per share of options granted and performance shares issued, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, which is consistent with that used for pro forma disclosures under SFAS No. 123. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statement of Cash Flows.

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements. At this time, the Company does not anticipate that the effects of FIN 48 will be material to its financial statements.

On September 15, 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements.

Special Note on Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we believe are subject to certain safe harbors. Many statements, other than statements of historical facts, included or incorporated into this Annual Report on Form 10-K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. In particular, these statements may be found, among other places, under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Risk Factors” sections.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are neccesarily estimates reflecting the best judgement of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in this Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed here. However, these are the risks we currently believe are material.

Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized.

In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2006, we had total variable rate borrowings of $99.7 million outstanding under our Revolving Credit Facility. See Note 7 to the consolidated financial statements for a further discussion of debt.

Changes in short-term interest rates also affect our earnings as a result of our borrowings under variable rate borrowing agreements. If the market interest rates for our variable rate agreements increase at an average of 10.0%, interest expense would increase, and income before income taxes would decrease by approximately $0.7 million, on an annualized basis, based on the amount of related outstanding borrowings as of December 31, 2006 of $99.7 million. Conversely, if market interest rates decreased an average of 10.0%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.7 million, on an annualized basis, based on borrowings as of December 31, 2006.

Item 8—Consolidated Financial Statements

Encore Capital Group, Inc.

Consolidated Financial Statements

Years ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encore Capital Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Costa Mesa, California

February 27, 2007

Encore Capital Group, Inc.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$10,791	$7,026
Restricted cash	4,660	4,212
Accounts receivable, net	2,599	5,515
Investment in receivable portfolios, net	300,348	256,333
Property and equipment, net	5,249	5,113
Prepaid income tax	3,727	13,570
Purchased servicing asset	1,132	3,035
Forward flow asset	27,566	38,201
Other assets	21,903	16,065
Goodwill	13,735	14,148
Identifiable intangible assets, net	3,628	5,227

Total assets	$395,338	$368,445

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$23,744	$23,101
Accrued profit sharing arrangement	6,869	16,528
Deferred tax liabilities, net	10,667	7,241
Deferred revenue	2,156	3,326
Purchased servicing obligation	634	1,776
Debt	200,132	198,121

Total liabilities	244,202	250,093

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,781 shares and 22,651 shares issued and outstanding as of December 31, 2006 and 2005, respectively	228	227
Additional paid-in capital	66,532	57,989
Accumulated earnings	83,933	59,925
Accumulated other comprehensive income	443	211

Total stockholders’ equity	151,136	118,352

Total liabilities and stockholders’ equity	$395,338	$368,445

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2006	2005	2004
Revenues
Revenue from receivable portfolios, net	$239,340	$215,931	$177,783
Servicing fees and other related revenue	15,800	5,904	692

Total revenues	255,140	221,835	178,475

Operating expenses
Salaries and employee benefits	63,962	52,410	47,193
Stock-based compensation expense	5,669	—	—
Cost of legal collections	52,079	35,090	28,202
Other operating expenses	22,585	16,973	13,645
Collection agency commissions	18,030	17,287	4,786
General and administrative expenses	17,310	13,375	9,212
Depreciation and amortization	3,894	2,686	1,951

Total operating expenses	183,529	137,821	104,989

Income before other income (expense) and income taxes	71,611	84,014	73,486

Other income (expense)
Interest expense	(31,032)	(32,717)	(35,330)
Other income	609	929	690

Total other expense	(30,423)	(31,788)	(34,640)

Income before income taxes	41,188	52,226	38,846
Provision for income taxes	(17,180)	(21,135)	(15,670)

Net income	$24,008	$31,091	$23,176

Basic—earnings per share computation:
Net income available to common stockholders	$24,008	$31,091	$23,176

Weighted average shares outstanding	22,754	22,299	22,072

Earnings per share—Basic	$1.06	$1.39	$1.05

Diluted—earnings per share computation:
Net income available to common stockholders	$24,008	$31,091	$23,176
Interest expense on convertible notes, net of tax	—	207	—

Income available to common stockholders assuming conversion of convertible notes	$24,008	$31,298	$23,176

Weighted average shares outstanding	22,754	22,299	22,072
Incremental shares from assumed conversion of warrants, options, and preferred stock	636	1,240	1,409
Incremental shares from assumed conversion of convertible notes	—	459	—

Diluted weighted average shares outstanding	23,390	23,998	23,481

Earnings per share—Diluted	$1.03	$1.30	$0.99

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands)

			Additional Paid-In Capital		Accumulated Other Comprehensive Income
	Common Stock			Accumulated Earnings		Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2003	22,003	$220	$65,387	$5,658	$106	$71,371	$18,159
Net income	—	—	—	23,176	—	23,176	$23,176
Other comprehensive income: unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	86	86	86
Other comprehensive loss: decrease in unrealized gain on investment in retained interest, net of tax	—	—	—	—	(21)	(21)	(21)
Exercise of stock options	163	2	167	—	—	169	—
Tax benefit related to stock option exercises	—	—	1,125	—	—	1,125	—
Amortization of stock options issued below market	—	—	109	—	—	109	—

Balance at December 31, 2004	22,166	222	66,788	28,834	171	96,015	$23,241

Net income	—	—	—	31,091	—	31,091	$31,091
Other comprehensive income: unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	40	40	40
Issuance of common stock for acquisition of business	230	2	3,997	—	—	3,999	—
Exercise of stock options	255	3	1,210	—	—	1,213	—
Sale of warrants associated with convertible notes	—	—	11,573	—	—	11,573	—
Purchase of call options associated with convertible notes	—	—	(27,418)	—	—	(27,418)	—
Tax benefit from convertible note interest expense	—	—	490	—	—	490	—
Tax benefit related to stock option exercises	—	—	1,258	—	—	1,258	—
Amortization of stock options issued below market	—	—	91	—	—	91	—

Balance at December 31, 2005	22,651	227	57,989	59,925	211	118,352	$31,131

Net income	—	—	—	24,008	—	24,008	$24,008
Other comprehensive income: unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	232	232	232
Exercise of stock options	130	1	148	—	—	149	—
Stock-based compensation related to stock options	—	—	5,669	—	—	5,669	—
Tax benefit from convertible note interest expense	—	—	1,851	—	—	1,851	—
Tax benefit related to stock option exercises	—	—	875	—	—	875	—

Balance at December 31, 2006	22,781	$228	$66,532	$83,933	$443	$151,136	$24,240

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years ended December 31,
	2006	2005	2004
Operating activities
Gross collections	$337,097	$292,163	$234,676
Less:
Amounts collected on behalf of third parties	(723)	(1,052)	(2,337)
Amounts applied to principal on receivable portfolios	(95,647)	(72,044)	(54,557)
Servicing fees	91	451	692
Operating expenses	(161,294)	(128,355)	(98,470)
Interest payments	(11,838)	(7,139)	(2,892)
Contingent interest payments	(28,178)	(27,541)	(24,128)
Other income	609	929	690
Increase in restricted cash	(448)	(780)	(2,590)
Income taxes	(874)	(25,406)	(14,672)
Excess tax benefits from stock-based payment arrangements	(768)	—	—

Net cash provided by operating activities	38,027	31,226	36,412

Investing activities
Cash paid for Jefferson Capital	—	(142,862)	—
Cash paid for Ascension Capital Group	—	(15,970)	—
Escrow deposit on employee retention contract	—	(2,000)	—
Purchases of receivable portfolios	(133,653)	(94,689)	(103,374)
Collections applied to principal of receivable portfolios	95,647	72,044	54,557
Purchases of marketable securities	—	—	(40,000)
Proceeds from the sale of marketable securities	—	40,000	—
Proceeds from put-backs of receivable portfolios	3,246	1,996	1,185
Purchases of property and equipment	(2,430)	(2,863)	(2,525)

Net cash used in investing activities	(37,190)	(144,344)	(90,157)

Financing activities
Proceeds from notes payable and other borrowings	53,500	191,367	78,676
Proceeds from convertible note borrowings	—	100,000	—
Proceeds from sale of warrants associated with convertible notes	—	11,573	—
Purchase of call options associated with convertible notes	—	(27,418)	—
Repayment of notes payable and other borrowings	(51,250)	(160,947)	(53,288)
Capitalization of loan fees	—	(5,816)	(494)
Proceeds from exercise of common stock options and warrants	149	1,213	169
Excess tax benefits from stock-based payment arrangements	768	—	—
Net borrowing (repayment) of capital lease obligations	(239)	441	(199)

Net cash provided by financing activities	2,928	110,413	24,864

Net increase (decrease) in cash	3,765	(2,705)	(28,881)
Cash and cash equivalents, beginning of year	7,026	9,731	38,612

Cash and cash equivalents, end of year	$10,791	$7,026	$9,731

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows (continued)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Thousands)

	Years ended December 31,
	2006	2005	2004
Net income	$24,008	$31,091	$23,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,894	2,686	1,951
Amortization of loan costs	1,340	817	76
Stock based compensation	5,669	91	109
Tax benefit from convertible note interest expense	1,851	490	—
Tax benefit from stock option exercises	875	1,258	1,125
Deferred income tax (benefit) expense	3,426	(2,062)	815
Excess tax benefits from stock-based payment arrangements	(768)	—	—
Impairment on receivable portfolios	1,379	3,143	—
Changes in operating assets and liabilities
(Increase) decrease in restricted cash	(448)	(780)	(2,590)
Increase in other assets	(1,946)	(2,956)	(2,254)
Decrease (increase) in prepaid income tax	9,843	(4,265)	—
(Decrease) increase in accrued profit sharing arrangement	(9,659)	(4,353)	8,132
(Decrease) increase in deferred revenue and purchased service obligation	(2,312)	334	—
Increase in accounts payable and accrued liabilities	875	5,732	5,872

Net cash provided by operating activities	$38,027	$31,226	$36,412

Supplemental schedules of non-cash investing activities:
Property and equipment acquired under capital leases	$—	$721	$—
The Company acquired substantially all the assets and assumed certain liabilities of Ascension Capital Group, Ltd.
Fair value of assets acquired	$—	$25,400	$—
Fair value of liabilities assumed	—	(4,421)	—

Total purchase price	—	$20,979	—

Cash paid at closing	—	$15,970	—
Purchase price adjustment payable	—	1,010	—
Common stock issued	—	3,999	—

Total purchase price	$—	$20,979	$—

See accompanying notes to consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 1: Ownership, Description of Business, and Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, telecom, and healthcare receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 7 for further discussion of the Company’s debt.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Management has made significant estimates with respect to the rate of return established to recognize accretion revenue on its receivable portfolios and with respect to the impairment of receivable portfolios. In connection with these estimates, management has made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned, and in prior years, those underlying the Company’s retained interest. Every quarter since the fourth quarter of 2003, the Company has updated its collection forecasts of the remaining cash flows of its receivable portfolios utilizing its internally developed forecasting model, the Unified Collection Score (“UCS”).

The Company utilizes its UCS model to project the remaining cash flows from its receivable portfolios, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The Company routinely evaluates and implements enhancements to its UCS model. During the quarter ended June 30, 2006, the Company revised its UCS methodology by extending the collection forecast from 60 months to 72 months. See Note 3 to the consolidated financial statements for further discussion on the extension of the collection forecast.

Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 7), the realizability of the Company’s net deferred court costs (see Note 5), forward flow asset (see Note 2), other assets (see Note 5), intangible assets (see Note 2) and purchased servicing asset (see Note 2), net deferred tax assets (see Note 9), the Company’s potential liabilities with respect to its self insured workers compensation and health benefits plans (see Note 11). Actual results could materially differ from these estimates, making it possible that a material change in these estimates could occur within one year.

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

Acquisitions

The Company’s acquisitions are accounted for as business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combination.” (“SFAS 141”). Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill. See Note 2 to the consolidated financial statements for further discussion of the Company’s acquisitions.

Deferred Revenue

Ascension’s services include, among others, negotiating bankruptcy plans, monitoring and managing the consumer’s compliance with bankruptcy plans, and recommending courses of action to clients when there is a deviation from a bankruptcy plan. The Company accounts for post-acquisition revenue related to the bankruptcy account services provided by Ascension in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue for a given account is allocated between the servicing and litigation deliverables based on their relative fair values and recognized according to whether the referred account is the subject of a Chapter 7 or a Chapter 13 bankruptcy proceeding.

The servicing deliverable for Chapter 7 accounts is focused on the completion of the bankruptcy process as a whole, to the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). The litigation deliverable is recorded as an “as incurred” event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period used for Chapter 7 accounts is seven months. This estimate is periodically reviewed for changes.

Chapter 13 bankruptcy proceedings, also known as reorganizations, are generally designed to restructure an individual’s debts and allow the consumer to propose a repayment plan detailing how their debts will be repaid over the plan period. The responsibility of Ascension is to ensure that its customer’s claim is recognized by the court to the maximum benefit of the customer and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period used for Chapter 13 accounts is thirty-five months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided is considered “delivered” each month and revenue is ratably recognized, including any upfront fees received by the Company, over the time the services are provided. The litigation deliverable is recorded as an “as incurred” event with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period for Chapter 13 accounts is periodically reviewed for changes.

Forward Flow Asset

In connection with the Company’s acquisition of a business in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the subsequent five years at a fixed price. The Company allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statements of financial condition as forward flow asset. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion of the forward flow asset that the purchase represents compared to the total purchase commitment, as adjusted for the time-value of money. The Company allocated $10.6 million of the forward flow asset to the cost basis of receivable portfolios purchased during the year ended December 31, 2006. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to the Company. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. The Company routinely evaluates the forward flow asset carrying balance for impairment. The Company has not recognized any impairment losses through December 31, 2006.

Identifiable Intangibles Assets and Goodwill

With the acquisition of Jefferson Capital Systems, LLC and Ascension Capital Group, Ltd. during 2005, the Company purchased certain tangible and intangible assets, which includes goodwill. In accordance with Statement of Financial Accounting Standards, SFAS No. 142 (“FAS 142”), “Goodwill and other Intangibles Assets,” the Company’s identifiable intangible assets, which all fall into one intangible asset class, are recorded at cost and are amortized using an accelerated method based on discounted cash flows or straight line over their estimated useful lives, which range from four to seven years. Acquired identifiable intangible assets are presented net of accumulated amortization of $2.4 million as of December 31, 2006. The estimated annual aggregate of amortization for intangibles assets is $1.1 million, $0.8 million, $0.6 million, $0.4 million, and $0.3 million from December 31, 2007 through 2011, respectively. Goodwill, pursuant to FAS 142, is not amortized, but rather reviewed along with the Intangible assets for impairment in June and September. The Company has not recognized any impairment losses through December 31, 2006.

The Company’s intangibles assets is summarized as follows (in thousands):

	2006	2005
Customer relationships	$5,500	$5,500
Other	500	500

Total	6,000	6,000
Accumulated amortization	(2,372)	(773)

Total	$3,628	$5,227

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets, exclusive of Goodwill, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value and, accordingly, the Company has not recognized any impairment losses through December 31, 2006.

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

Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will be ultimately uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced or, recovered, or that the Company anticipates recovering. Deferred Court Costs, net of the valuation reserves, were $10.9 million and $3.8 million as of December 31, 2006 and 2005, respectively.

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recognized based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized (see Note 9). The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense on the consolidated statement of operations. See Note 9 to the consolidated financial statements for further discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against the net deferred tax asset. The Company’s net deferred tax liability as of December 31, 2006 was $10.7 million. The Company has not recorded a valuation allowance based on its estimates of taxable income for the jurisdictions in which it operates and the period over which the deferred tax assets will be realizable.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting For Stock-Based Compensation.” In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and instead generally requires that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires establishing assumptions and estimates of weighted-average fair value per share of options granted and performance shares issued, as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, which is consistent with that used for pro forma disclosures under SFAS No. 123. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock units that are ultimately expected to vest, as the requisite service is rendered, beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. In accordance with SFAS No. 123R, beginning in the first quarter of 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Consolidated Statement of Cash Flows.

Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company retained an independent third party to perform valuation procedures in order to determine the expected life of our options, which took into account the percentage of option exercises, the percentage of options that expired unexercised, and the percentage of options outstanding. The Company used this valuation as guidance to determine the expected life of the options, which is the greater of three years or the vesting period.

Expected Volatility. The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options, which is three years.

Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior three years as a proxy for forfeitures. Forfeitures are based on data specific to each employee class under the assumption that different classes of employees can act differently because of title, rank, number of options granted, and other like characteristics. For the purposes of this analysis, these classes included: (i) officers (as defined under Section 16 of the Securities Exchange Act of 1934) and (ii) all others receiving options. Based on the internal analysis, the expected forfeiture rates were determined to be 0.8% for officers and 6.6% for all others. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2006	2005	2004
Weighted average fair value of options granted	$5.33	$13.45	$15.21
Risk free interest rate	4.8%	4.2%	3.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	44%	117%	132%
Weighted-average expected life of options	5 Years	5 Years	5 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the year ended December 31, 2006, $5.7 million was recognized as stock-based compensation expense under SFAS No. 123R. Unrecognized compensation cost related to stock options and performance shares as of December 31, 2006 was $9.8 million and the weighted-average life of these outstanding stock options and performance shares is approximately 2.3 years. The fair value of options vested were $5.6 million and $3.3 million during the year ended December 31, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123R, the Company measured stock-based compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

For purposes of pro forma disclosures, the following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the following periods (in thousands, except per share amounts):

	2005	2004
Net income, as reported	$31,091	$23,176
Plus: Stock-based employee compensation expense included in reported net income, net of tax	54	65
Less: Total stock-based employee compensation expense determined under a fair value based method, net of tax	(3,011)	(1,600)

Pro forma net income	$28,134	$21,641

Earnings per share:

Basic—as reported	$1.39	$1.05

Basic—pro forma	$1.26	$0.98

Diluted—as reported	$1.30	$0.99

Diluted—pro forma	$1.18	$0.92

In connection with the Company’s management succession plan, which is described under the heading “Executive Officers and Compensation,” in the Company’s proxy statement filed on April 5, 2005, the vesting provisions of option grants on September 11, 2002 to three executive officers were revised by the Compensation Committee of the Company’s Board of Directors. Under the revised vesting dates, 50% of the options to purchase 208,333 shares at an exercise price of $0.51 per share granted to each of two of the executive officers vested on May 3, 2005, and the remaining 50% vested on May 3, 2006. One of these officers retired on May 3, 2005, but was elected as a director of the Company at the Company’s annual meeting on the same date. One-third of the option to purchase 208,333 shares granted at an exercise price of $0.51 per share to the other executive officer vested on May 3, 2005; an additional one-third vested on May 3, 2006; and the final one-third will vest no later than September 11, 2007. Under the revised vesting provisions, vesting may be accelerated upon the occurrence of an equity event as specified in the respective option agreements. As of December 31, 2006, approximately 506,000 of these options were vested and exercisable. The Compensation Committee of the Company’s Board of Directors reviewed the succession plan and the new vesting provisions of the option grants and determined that the changes associated with these options were not considered a modification that renews or increases the life of the option grant and thus does not result in a new measurement of compensation cost.

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investment in receivable portfolios, net, long-term debt, and obligations under capital leases. The fair value of cash and cash equivalents, long-term debt and obligations under capital leases approximates their respective carrying values. The Company considers it not practicable to perform a fair value calculation of the finance receivables due to the excessive costs that would be incurred.

Concentrations of Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. Cash balances are generally substantially in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Earnings Per Share

Earnings and Loss per share are calculated pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” For the years ended December 31, 2006, 2005, and 2004, diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. During 2005, dilutive potential common shares also consisted of the assumed conversion of the Company’s convertible notes for the period from September 19, 2005 to October 28, 2005. On October 28, 2005, the Company’s stockholders approved a net share settlement of the Company’s convertible notes, thus not requiring the Company to include the assumed conversion on the convertible notes in the calculation of earnings per share unless the Company’s common stock prices exceeds $22.34 per share. See Note 7 to the consolidated financial statements for a more detailed discussion of convertible notes.

Effects of New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements. At this time, the Company does not anticipate that the effects of FIN 48 will be material to its financial statements.

On September 15, 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements.

Reclassifications

Certain amounts included in the accompanying prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Upon completion of a detailed analysis performed on its net tax assets during the quarter ended March 31, 2006, the Company determined that additional tax portfolio amortization deductions should be reflected as an increase in its prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on the Company’s consolidated Statement of Financial Condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between generally accepted accounting principles and tax accounting, and accordingly had no impact on the consolidated Statements of Operations.

Note 2: Acquisition of Businesses

Ascension Capital Group, Ltd.

On August 30, 2005, the Company acquired substantially all the assets and assumed certain liabilities of Ascension Capital Group, Ltd. (“Ascension”), which included customer contracts and a site in Arlington, Texas. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” In conjunction with FAS 141, an independent appraisal was performed for certain identifiable intangible assets acquired in the acquisition. Intangibles assets identified have estimated useful lives between 4 and 7 years. The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition.

The initial purchase price consisted of $15.8 million in cash, a working capital adjustment payment of $1.0 million, and 230,176 shares of Encore common stock valued at $17.38 per share.

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

As part of the acquisition, the Company also deposited $2.0 million into an escrow account in connection with the execution of a three-year employment contract with a key executive of Ascension Capital. The Company is recognizing the $2.0 million as compensation expense ratably over three years. If the executive voluntarily departs without good reason or is terminated for cause, any unapplied funds from the escrow will be returned to the Company.

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

The allocation to the forward flow asset represents the present value of the difference between (a) the estimated fair value of each portfolio to be acquired under the forward flow agreement and (b) the fixed purchase price of each such portfolio. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion of the forward flow asset that the purchase represents compared to the total purchase commitment, as adjusted for the time-value of money. The Company allocated $10.6 million and $4.3 million of the forward flow asset to the cost basis of receivable portfolios purchased during the years ended December 31, 2006 and 2005, respectively. The allocation to goodwill relates solely to the workforce acquired.

Note 3: Investment in Receivables Portfolios, Net

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. At December 31, 2006, there were no portfolios accounted for using the cost recovery method.

During the quarter ended June 30, 2006, the Company revised its Unified Collection Score (“UCS”) methodology by extending the collection forecast from 60 months to 72 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that the Company has owned and serviced for greater than six months. For forecasting portfolios owned and serviced less than six months, the Company uses its proprietary Behavioral Liquidation Score (“BLS”) model. The BLS methodology forecasts portfolio level expectations based on credit characteristics of the portfolio over a 54 or 60-month period. The Company has observed that receivable portfolios purchased during, and prior to, 2001 have consistently experienced cash collections beyond 60 months from the date of purchase, in some cases 6 to 8 years from the date of purchase. When the Company first developed its cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. With additional collection data accumulated over the last several years, the Company has improved the forecasting models and the Company believes that it has enough collection history to forecast collections to 72 months. Extending the collection forecast in our UCS model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6%. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, (“Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No.3,”) is being recognized prospectively in the financial statements. This prospective treatment resulted in an increase in revenue of $2.7 million and an increase in the accrual for contingent interest of $1.3 million for the year ended December 31, 2006. The net impact of the change in estimate was to increase pretax income for the year ended December 31, 2006 by $1.4 million, net income by $0.9 million and fully diluted earnings per share by $0.04. Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows.

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	For the Year Ended December 31, 2006
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(6,507)	(51,067)	(57,574)
(Reductions) additions on existing portfolios	(6,615)	7,175	560
Additions for current purchases	—	28,708	28,708

Balance at March 31, 2006	43,994	345,777	389,771
Revenue recognized, net	(6,734)	(52,870)	(59,604)
Additions on existing portfolios	19,961	7,326	27,287
Additions for 12 month curve extension	—	86,020	86,020
Additions for current purchases	—	22,950	22,950

Balance at June 30, 2006	57,221	409,203	466,424
Revenue recognized, net	(6,150)	(51,097)	(57,247)
(Reductions) additions on existing portfolios	(2,084)	13,722	11,638
Additions for current purchases	—	36,189	36,189

Balance at September 30, 2006	48,987	408,017	457,004
Revenue recognized, net	(9,197)	(55,718)	(64,915)
(Reductions) on existing portfolios	(823)	(5,136)	(5,959)
Additions for current purchases	—	70,818	70,818

Balance at December 31, 2006	$38,967	$417,981	$456,948

During December 2006, the Company sold accounts amounting to approximately $1.9 billion in face value for $13.9 million. The accounts sold were purchased in 2001, 2002, 2003 and 2004 under our Secured Financing Facility. This sale resulted in additional Zero Basis revenue of $3.4 million and additional contingent interest expense of $1.6 million. The net impact of this sale was to increase pretax income for the year ended December 31, 2006 by $1.8 million, net income by $1.1 million and fully diluted earnings per share by $0.05. Since the sale of these accounts accelerated collections from future years into 2006, future years’ collections and the related revenue, operating expenses and contingent interest expense associated with the pool groups from which these accounts were sold, will be reduced. Of the proceeds, $10.3 million was applied to pay off the remaining principal balance of the Secured Financing Facility in December 2006.

During the year ended December 31, 2006, the Company purchased receivable portfolios with a face value of $3.7 billion for $144.3 million, or a purchase cost of 3.9% of face value. The estimated collections at acquisition for these portfolios amounted to $302.9 million. During the year ended December 31, 2005, the Company purchased receivable portfolios with a face value of $5.9 billion for $195.6 million, or a purchase cost of 3.3% of face value. The estimated collections at acquisition for these portfolios amounted to $427.2 million. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the year ended December 31, 2006 and 2005, approximately $28.6 million and $32.4 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Year Ended December 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	140,664	3,623	—	144,287
Transfers of portfolios	2,485	(2,485)	—	—
Gross collections(1)	(305,609)	(2,172)	(27,298)	(335,079)
Basis adjustments	(3,243)	—	(3)	(3,246)
Revenue recognized(1)	212,131	—	27,301	239,432
Impairment, net	(1,379)	—	—	(1,379)

Balance, end of period	$300,348	$—	$—	$300,348

Revenue as a percentage of collections	69.0%	0.0%	100.0%	71.0%

	For the Year Ended December 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	193,154	2,400	—	195,554
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(257,335)	(1,372)	(30,659)	(289,366)
Basis adjustments	(1,996)	—	(2)	(1,998)
Revenue recognized(1)	186,662	—	30,661	217,323
Impairment, net	(3,143)	—	—	(3,143)

Balance, end of period	$255,299	$1,034	$—	$256,333

Revenue as a percentage of collections	71.3%	0.0%	100.0%	74.0%

	For the Year Ended December 31, 2004
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$87,249	$1,887	$—	$89,136
Purchases of receivable portfolios	103,374	—	—	103,374
Transfers of portfolios	724	(724)	—	—
Gross collections(1)	(184,783)	(738)	(43,136)	(228,657)
Basis adjustments	(1,136)	(15)	(35)	(1,186)
Revenue recognized(1)	132,125	—	43,171	175,296

Balance, end of period	$137,553	$410	$—	$137,963

Revenue as a percentage of collections	71.5%	0.0%	100.0%	76.7%

(1)	Gross collections and revenue related to the retained interest are not included in these tables. During the year ended December 31, 2004, gross collections and revenue related to the retained interest were $3.7 million and $2.5 million, respectively. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $1.3 million and $1.7 million for the year ended December 31, 2006 and 2005, respectively.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the year ended December 31, 2006 (in thousands):

Valuation Allowance
Balance at December 31, 2005	$3,143
Provision for impairment losses	378
Reversal of prior allowance	(90)

Balance at March 31, 2006	$3,431
Provision for impairment losses	52
Reversal of prior allowance	(486)

Balance at June 30, 2006	$2,997
Provision for impairment losses	814
Reversal of prior allowance	—

Balance at September 30, 2006	$3,811
Provision for impairment losses	970
Reversal of prior allowance	(259)

Balance at December 31, 2006	$4,522

The Company historically has purchased portfolios of charged-off unsecured consumer credit card receivables and relatively few portfolios of charged-off unsecured consumer loans. During 2001, the Company resumed purchasing charged-off unsecured consumer loans, in 2002 it began purchasing auto loan deficiencies, in 2004 it began purchasing charged-off consumer telecom receivables, and during 2005, the Company began purchasing charged-off healthcare receivables. The Company spent $77.6 million, $19.2 million and $29.1 million to purchase non-credit card receivables for the years ended December 31, 2006, 2005 and 2004, respectively. Gross collections in 2006 on portfolios purchased during that year other than credit card receivables amounted to $20.7 million. Gross collections in 2005, on portfolios purchased during that same year other than credit card receivables amounted to $28.0 million and gross collections in 2004, on portfolio purchased during that year other than credit card receivables amounted to $21.6 million.

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Years Ended December 31,
	2006	2005	2004
Collection sites(2)	$129,009	$127,980	$122,461
Legal collections	118,712	88,144	70,167
Sales	34,035	26,739	22,504	(1)
Collection agencies(2)	49,696	44,384	13,636
Other	5,645	4,916	5,908

Gross collections	$337,097	$292,163	$234,676

(1)	Sales for the year ended December 31, 2004 includes the sale of our portfolio of rewritten consumer notes for $4.0 million.
(2)	Collection agencies for the year ended December 31, 2005, includes collections made by the Jefferson Capital employees through the end of the three-month transition services agreement, which expired in September 2005. Collections made by these employees subsequent to the expiration of the transition services agreement are included in collection sites. Collections by Jefferson Capital employees included in collection agencies were $3.4 million during the transition services agreement.

Note 4: Property and Equipment

Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2006	December 31, 2005
Furniture, fixtures and equipment	$1,943	$1,750
Computer equipment and software	12,368	10,519
Telecommunications equipment	2,016	2,106
Leasehold improvements	1,741	1,495

	18,068	15,870
Accumulated depreciation and amortization	(12,819)	(10,757)

	$5,249	$5,113

Note 5: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Debt issuance costs	$4,272	$5,441
Deferred court costs, net	10,934	3,811
Deferred compensation assets	4,256	3,887
Prepaid employment agreement	1,111	1,778
Other	1,330	1,148

	$21,903	$16,065

Deferred court costs represent court costs incurred by the Company in connection with collection related litigation that the Company expects to recoup upon settlement of the related accounts, net of an allowance for uncollectible court costs.

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 6: Goodwill

On August 30, 2005, the Company acquired substantially all the assets and assumed certain liabilities of Ascension. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the Company initially allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The Company had one year from the consummation of a business combination to finalize the purchase price allocation. The purchase price was initially allocated using the information available at that time. The Company has analyzed the impact of Statement of Financial Accounting Standards 109, “Accounting for Income Taxes”, with regards to deferred revenue assumed in the acquisition and has determined that a deferred tax asset should be established. The establishment of the deferred tax asset resulted in a reduction in purchased goodwill of $0.5 million.

The following sets forth changes in our goodwill for the year ended December 31, 2006 (in thousands):

Goodwill
Balance at December 31, 2004	$—
Goodwill recorded for the Jefferson Capital acquisition	3,796
Goodwill recorded for the Ascension Capital Group acquisition	10,352

Balance at December 31, 2005	14,148
Purchase price adjustment—tangible asset	56
Purchase price adjustment—deferred tax asset	(469)

Balance at December 31, 2006	$13,735

Note 7: Debt

The Company is obligated under borrowings, as follows (in thousands):

	December 31, 2006	December 31, 2005
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	99,669	77,169
Secured Financing Facility	—	19,809
Secured Notes	—	441
Capital Lease Obligations	463	702

	$200,132	$198,121

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears on March 19 and September 19 of each year, commencing March 19, 2006. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes were convertible, prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represented an initial conversion price of approximately $22.34 per share, subject to adjustment.

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

Convertible Notes Hedge Strategy. Concurrent with the sale of the Convertible Notes, the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company also sold warrants to the same counterparties to purchase from the Company an aggregate of 3,984,334 shares of the Company’s common stock at a price of $29.04 per share and received net proceeds from the sale of these warrants of $11.6 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $29.04 per share. The call options and warrants must be settled in net shares, except in connection with certain termination events, in which case they would be settled in cash based on the fair market value of the instruments. On the date of settlement, if the market price per share of the Company’s common stock is above $29.04 per share, the Company will be required to deliver shares of its common stock representing the value of the call options and warrants in excess of $29.04 per share.

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

At December 31, 2006, of the $200.0 million commitment, our outstanding balance was $99.7 million, which bore a weighted average interest rate of 7.6%. Our aggregate borrowing base was $185.6 million, of which $85.9 million was available for future borrowings.

Secured Financing Facility

On December 20, 2000, MRC Receivables Corporation, a wholly owned bankruptcy-remote, special-purpose entity entered into a $75.0 million secured financing facility (the “Secured Financing Facility”) to finance the purchase of receivable portfolios. On December 31, 2004, this facility expired. Amounts outstanding under the Secured Financing Facility accrue interest at the prime rate plus 3.0% per annum, which was 11.25% at December 31, 2006. Principal payments, as defined in the agreement and accrued interest are payable weekly. Notes issued under the Secured Financing Facility are collateralized by the charged-off receivables that were purchased with the proceeds from this financing arrangement. Unless amended, each note has a maturity date not to exceed 27 months after the borrowing date. Once an individual note is repaid, and the Company has recovered its investment in the receivable portfolio, the Company and the lender share the residual collections, net of servicing fees paid to the Company. The residual collections paid to the lender are classified as contingent interest. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility, and will extend substantially beyond the expiration date of the Secured Financing Facility. Estimates of the residual cash flows to be paid to the lender are used to determine an effective interest rate and are accrued each period as contingent interest.

As of December 31, 2006, the principal balance of the Secured Financing Facility had been paid in full.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Stated interest	$1,557	$3,248	$2,462
Contingent interest	18,520	23,187	32,261

Total interest expense	$20,077	$26,435	$34,723

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,372 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%. Capital lease obligations outstanding as of December 31, 2006 were $0.5 million.

Five-Year Maturity Schedule

The following table summarizes the five year maturity of the Company’s debt (in thousands):

	2007	2008	2009	2010	Total
Convertible Senior Notes	$—	—	—	100,000	$100,000
Revolving Credit Facility	$—	—	—	99,669	$99,669
Capital Lease Obligations	$246	217	—	—	$463

Total					$200,132

Note 8: Stock Based Compensation

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

On November 1, 2005, the Company adopted a new long-range incentive program (“Performance Shares”) for officers, executives, and other eligible employees pursuant to the 2005 Plan. The Company issued 62,550 performance share grants that could vest from 2006 to 2010, depending on whether certain performance criteria are achieved. If such performance criteria are not met, 50% of the shares will vest in 2010 and the remaining 50% will be forfeited. The performance share grants issued were valued at $16.19 per share, which is the fair market value at the date of grant, and in accordance with SFAS No. 123R are being amortized on a straight line basis over the shorter of the performance period or the expected vesting period of five years.

Performance Shares activity and related information is as follows for the year ended December 31, 2006:

Performance Shares	Non-Vested Shares	Weighted- Average Grant Date Fair Value
Beginning of period December 31, 2005	62,550	$16.19
Awarded	—	—
Released	—	—
Cancelled/forfeited	(14,850)	16.19

End of period as of December 31, 2006	47,700	$16.19

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	1,746,464	$0.35-$11.00	$2.75
Granted	524,000	16.17-18.63	17.43
Cancelled/forfeited	(22,165)	0.35-16.17	7.87
Exercised	(162,810)	0.35-4.50	1.03

Outstanding at December 31, 2004	2,085,489	0.35-18.63	6.52
Granted	929,900	15.42-20.30	16.66
Cancelled/forfeited	(96,161)	1.30-16.93	13.17
Exercised	(255,000)	0.35-16.17	4.76

Outstanding at December 31, 2005	2,664,228	0.35-20.30	9.99
Granted	202,499	10.60-14.59	11.82
Cancelled/forfeited	(201,048)	11.00-16.19	14.25
Exercised	(130,661)	0.35-1.30	1.14

Outstanding at December 31, 2006	2,535,018	$0.35-$20.30	$7.28	$19,629

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 were $2.2 million, $3.3 million, and $2.6 million, respectively.

The following table summarizes outstanding and exercisable options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Number Outstanding	Weighted- Average Exercise Price
$0.35-$0.52	618,665	$0.50	5.67	549,221	$0.50
1.00	200,004	1.00	4.20	200,004	1.00
1.30	74,498	1.30	6.08	74,498	1.30
2.95	37,500	2.95	6.30	37,500	2.95
4.50	833	4.50	6.35	833	4.50
10.60	42,000	10.60	9.43	—	—
11.00	166,668	11.00	6.83	166,668	11.00
11.94	75,000	11.94	9.65	—	—
12.01	74,999	12.01	6.83	74,999	12.01
14.59	10,500	14.59	9.32	—	—
15.42	300,000	15.42	8.34	100,000	15.42
16.17	107,501	16.17	7.27	75,007	16.17
16.19	296,850	16.19	8.84	102,624	16.19
16.93	10,000	16.93	7.34	6,667	16.93
17.83	35,000	17.83	8.45	11,667	17.83
18.02	150,000	18.02	8.59	50,001	18.02
18.63	250,000	18.63	7.72	100,000	18.63
20.09	60,000	20.09	8.08	20,000	20.09
20.30	25,000	20.30	8.16	8,334	20.30

$0.35-$20.30	2,535,018	$7.28	7.14	1,578,023	$10.25

Note 9: Income Taxes

The Company recorded an income tax provision of $17.2 million, reflecting an effective rate of 41.7% of pretax income during the year ended December 31, 2006. The effective tax rate for the year ended December 31, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, the effect of permanent book versus tax differences of 0.2% and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of the Company’s 2003 income tax return of 0.8%, which the Company concluded in the three months ended September 30, 2006, was probable. For the year ended December 31, 2005, the Company recorded an income tax provision of $21.1 million, reflecting an effective rate of 40.5% of pretax income. The effective tax rate for the year ended September 31, 2005, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, less the effect of permanent book versus tax differences of 0.2%.

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current expense:
Federal	$10,522	$10,893	$11,952
State	2,921	3,023	2,903

	13,443	13,916	14,855

Deferred expense:
Federal	3,016	5,594	639
State	721	1,625	176

	3,737	7,219	815

	$17,180	$21,135	$15,670

The components of deferred tax assets and liabilities consist of the following as of December 31 for the years presented (in thousands):

	2006	2005
Deferred tax assets:
State tax deductions	$60	$462
Stock option expense	2,363	—
Accrued expenses	599	577
Contributions to non qualified plan	1,116	1,130
Deferred revenue	774	2,163

	4,912	4,332

Deferred tax liabilities:
Contingent interest expense	(1,492)	(2,639)
Deferred court costs	(4,452)	(1,552)
Difference in basis of amortizable assets	(907)	(309)
Difference in basis of depreciable assets	(954)	(987)
Differences in income recognition related to receivable portfolios and retained interest	(7,591)	(6,049)
Other	(183)	(37)

	(15,579)	(11,573)

Net deferred tax liability	$(10,667)	$(7,241)

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum for the years ended December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006	2005	2004
Computed “expected” federal income tax expense	$14,416	$18,279	$13,596
Increase (decrease) in income taxes resulting from:
State income taxes, net	2,371	2,975	2,226
Other adjustments, net	393	(119)	34
Decrease in valuation allowance	—	—	(186)

	$17,180	$21,135	$15,670

Concurrent with the sale of the Convertible Notes in 2005 (see Note 7), the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company is treating the Convertible Notes and the purchased call options as integrated synthetic debt instruments pursuant to applicable Treasury Regulations. The cost of the call options is treated as original issue discount (“OID”), reducing the carrying value of the Convertible Notes for tax purposes and is amortized using the constant yield method. The Company has treated the current deduction of the OID interest as a credit to equity in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”).

Upon completion of a detailed analysis performed in the first quarter on its net tax assets, the Company determined that additional tax portfolio amortization deductions should be reflected as an increase in its prepaid income tax balance with a corresponding decrease in the net deferred tax assets. The amount reclassified on the Company’s consolidated Statement of Financial Condition as of December 31, 2005 was $9.3 million. This reclassification relates to a temporary difference between general accepted accounting principles and tax accounting, and accordingly has no impact to the overall consolidated statements of operations. However, the reclassification did result in a decrease to the current income tax provision, and an increase to the deferred income tax provision, without affecting the income tax provision in total. The total amount reclassified from the current income tax provision to deferred income tax provision was $9.3 million.

Note 10: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate costs for the three year periods, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For the Years Ended December 31,
	2006		2005		2004		Total
	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$47,046	32.6%	$116,862	59.8%	$—	0.0%	$163,908	37.0%
Seller 2(2)	20,909	14.5%	—	0.0%	20,454	19.8%	41,363	9.3%
Seller 3	14,780	10.2%	—	0.0%	734	0.7%	15,514	3.5%
Seller 4	10,331	7.2%	—	0.0%	—	0.0%	10,331	2.3%
Seller 5	10,260	7.1%	2,370	1.2%	—	0.0%	12,630	2.8%
Seller 6	9,881	6.8%	—	0.0%	—	0.0%	9,881	2.2%
Seller 7	9,516	6.6%	4,532	2.3%	—	0.0%	14,048	3.2%
Seller 8	8,071	5.6%	—	0.0%	—	0.0%	8,071	1.8%
Seller 9	6,031	4.2%	44,815	22.9%	21,300	20.6%	72,146	16.3%
Seller 10	2,412	1.7%	—	0.0%	—	0.0%	2,412	0.6%
Other	5,050	3.5%	26,975	13.8%	60,887	58.9%	92,912	21.0%

	144,287	100.0%	195,554	100.0%	103,375	100.0%	443,216	100.0%

Adjustments(1)	(895)		(2,613)		(2,010)		(5,517)

Cost, net	$143,392		$192,941		$101,365		$437,699

(1)	Adjusted for put-backs, account recalls and replacements.
(2)	Purchases from Seller 2 were conducted under a forward flow arrangement that was not renewed for 2005.

Note 11: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case. The appeal is pending and the motion is currently under submission. The Company believes the claims are without merit and will vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

On February 9, 2007, the Company’s wholly-owned subsidiary, Midland Credit Management, Inc. (“Midland”), entered into a definitive joint stipulation of settlement and release (the “Settlement Agreement”) with the lead plaintiff in a proposed class action on behalf of herself and all others similarly situated to settle litigation filed against Midland in the San Diego County Superior Court, relating to claims under the California Labor Code. Pursuant to the Settlement Agreement, the claims brought in the proposed class action against Midland will be settled for a maximum total payment (if all settlement class members submit valid claims) of $1.1 million. Of this amount, approximately $85,000 represents unpaid bonus overtime compensation alleged to be owed to the approximately 400 members of the proposed class over a 4-year period, including employer taxes and statutory interest on such amounts. The balance represents a negotiated settlement of penalties allegedly owed to the proposed class members under the California law for the failure to pay the unpaid bonus overtime compensation, plaintiff’s attorney’s fees, and the costs of administering the settlement. The Settlement Agreement is subject to the satisfaction of a number of conditions, including final approval by the court. This settlement amount has been provided for in the accompanying financial statements.

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against the Company. To date, a class has been certified in one of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. There are a number of other lawsuits, claims and counterclaims pending or threatened against the Company. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees or agents. Although litigation is inherently uncertain, based on past experience, established reserves, the information currently available and the possible availability of insurance and/or indemnification in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Leases

The Company leases office facilities and equipment in Phoenix, Arizona, Arlington, Texas, St. Cloud, Minnesota and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $2.7 million, $2.0 million and $1.1 million during 2006, 2005 and 2004, respectively.

Commitments for future minimum rentals as of December 31, 2006 are presented below for the years ending December 31 (in thousands):

2007	2008	2009	>2009	Total
$1,903	$1,671	$1,276	$5,896	$10,746

The Company leases certain property and equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. The related accumulated amortization as of December 31, 2006 and 2005 was $1.5 million and $1.3 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under capital lease obligations consist of the following for the years ending December 31 (in thousands):

2007	2008	Total	Interest(1)	Principal
$256	$220	$476	$(13)	$463

(1)	This amount represents interest at rates ranging from 2.9% to 3.1% per annum

Purchase Commitments

In connection with the Company’s acquisition of certain assets of Jefferson Capital in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of December 31, 2006, future minimum purchase commitments under this agreement are as follows (amounts in thousands):

2007	2008	2009	2010	Total
$36,437	$36,437	$36,437	$18,220	$127,531

The purchase commitment above assumes that the remaining commitment as of December 31, 2006 will be incurred ratably over the remaining term of such agreement.

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.6 million, $0.8 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2006, the plan assets and plan liabilities were $4.3 million and $3.4 million, respectively. As of December 31, 2005, the plan assets and plan liabilities were $3.9 million and $3.2 million, respectively. These amounts are included in the Company’s consolidated statement of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Employment Agreements

On June 5, 2006, the Company announced the formation of a special committee of the board of directors to consider strategic alternatives. In relation to its consideration of strategic alternatives, the Company amended certain employment and severance agreements and entered into new severance and retention agreements. Under these agreements, if the executive’s employment terminates, under certain defined circumstances and within stated periods of time, the executives will be entitled to severance payments as set forth in his or her agreement. For certain executives, the contracted amounts also include a one time lump sum payment and bonus payable upon the occurrence of specified events as defined in the agreements. The Company’s obligations to make severance and/or retention payments pursuant to these agreements will expire if no change in control, as defined, has occurred prior to the respective expiration dates of the agreements, which range from June 5, 2007 to December 31, 2007.

Self Insured Health Benefits

Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $100 thousand per employee per year, and $2.2 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2006 and 2005, the Company recorded a reserve for unpaid claims in the amount of $0.5 million in accrued liabilities in the Company’s consolidated Statement of Financial Condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at June 1, 2003 to December 31, 2006.

Self Insured Workers Compensation Plan

Effective November 1, 2006, the Company switched to a guaranteed cost workers compensation plan whereby no collateral is required. Prior to that and since November 1, 2003, the Company had a self-insured workers compensation plan for its employees. This plan was administered by a third party, and had stop loss provisions insuring losses beyond $250 thousand per employee per occurrence, and $1.5 million per year in the aggregate, subject to adjustment as defined. The Company maintains a reserve for unpaid claims under the prior plan. As of December 31, 2006 and 2005, the Company recorded a reserve for unpaid claims in the amount of $0.6 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 to December 31, 2006.

Guarantees

The Company’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that we will indemnify and hold harmless our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements and portfolio purchase and sale agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006.

Note 12: Segment Reporting

In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.” SFAS No. 131 establishes standards in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2006, the Company has determined it operates in more than one segment, however, based on requirements of SFAS No. 131, under “Quantitative Thresholds” the operating segment does not meet the minimum requirement of 10% of combined revenues, reported profit or loss, or combined assets and accordingly, no segment disclosures have been made for year ended December 31, 2006.

Note 13: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Gross collections	$87,616	$79,186	$75,781	$94,515
Revenues	$60,480	$65,933	$60,597	$68,130
Total operating expenses	$44,690	$45,669	$45,001	$48,169
Net income	$4,678	$7,495	$5,208	$6,627
Basic earnings per share	$0.21	$0.33	$0.23	$0.29
Diluted earnings per share	$0.20	$0.32	$0.22	$0.28

2005
Gross collections	$65,853	$70,407	$83,899	$72,004
Revenues	$50,476	$53,758	$59,225	$58,376
Total operating expenses	$30,291	$31,904	$37,632	$37,994
Net income	$7,452	$8,097	$7,779	$7,763
Basic earnings per share	$0.34	$0.36	$0.35	$0.35
Diluted earnings per share	$0.32	$0.34	$0.33	$0.32

Note 14: Subsequent Events

Conclusion of Strategic Alternatives Review

On June 5, 2006, the Company announced the formation of a special committee of the board of directors (the “Special Committee”) to evaluate strategic alternatives to enhance stockholder value, including the potential sale of the Company. The Special Committee retained J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc. as its financial advisors. On February 27, 2007, the Special Committee completed its review of strategic alternatives and the Company’s board of directors has concluded that, in light of the alternatives available, including non-binding indications of value received for the sale of the Company, the better alternative at this time to maximize stockholder value, is for management to focus on executing the Company’s existing business plan. The Company may, without further public announcement, resume its review of strategic alternatives, or, respond to subsequent opportunities created by the strategic alternatives review process.

Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and convertible senior notes. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the convertible senior notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Effective February 27, 2007, the Company amended its Revolving Credit Facility to allow for these repurchases. Securities repurchases are subject to compliance with applicable legal requirements and other factors.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for Encore Capital Group, Inc. and its subsidiaries (the “Company”). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2006, based on the criteria for effective internal control described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of Encore’s internal control over financial reporting as of December 31, 2006. Its report is included herein.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Encore Capital Group, Inc.

San Diego, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Encore Capital Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2006 and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Costa Mesa, California

February 27, 2007

Items 9B—Other Information

None

PART III

Items—10, 11, 12, 13 AND 14

The information required by items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2007 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A which will contain such information.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) Consolidated Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this Form 10-K.

(b) Exhibits.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 3, 2005)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

4.2	Registration Rights Agreement, dated as of December 20, 2000, between the Company and CFSC Capital Corp. VIII (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.3	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.4	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.5	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.6	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.7	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.1	Net Industrial Building Lease by and between Midland Credit Management, Inc. and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the “Office Lease”) (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 14, 1999 (“Amendment No. 1”))

10.2	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)

10.3	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

10.4	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)

10.5	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)

10.6	Fifth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.7	Sixth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.8	Option to Extend Office Lease dated October 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.9	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.10	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.11	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004)

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 4, 2006).

10.13	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 4, 2006).

10.14	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2002).

10.15	Amendment to Executive Non-Qualified Excess Plan, effective January 30, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 2, 2004)

10.16	2005 Stock Incentive Plan (incorporated by reference to Appendix I to the Company’s proxy filed on April 4, 2005).

10.17	Form of Option Agreement pursuant to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.18	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2006).

10.19	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006).

10.20	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (the “Secured Financing Facility”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2001)

10.21	First Amendment, dated as of June 26, 2003, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003)

10.22	Third Amendment, dated as of November 29, 2004, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2004)

10.23	Servicing Agreement relating to the Secured Financing Facility, dated as of December 20, 2000 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.24	First Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.25	Second Amendment to Servicing Agreement relating to the Secured Financing Facility, dated as of June 26, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.26	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.27	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.28	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006).

10.29	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (filed herewith).

10.30	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.31	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.32	Transition Agreement dated as of June 13, 2005 between the Company and Barry R. Barkley (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.33	Employment Agreement dated as of June 13, 2005 between the Company and Carl C. Gregory, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.34	Employment Agreement dated as of June 13, 2005 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.35	Amendment One dated as of June 5, 2006 to Employment Agreement between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2006).

10.36	Severance Agreement dated as of September 20, 2004 between Midland Credit Management, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.37	Amendment One dated as of June 5, 2006 to Severance Agreement between Midland Credit Management, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2006).

10.38	Severance Agreement dated June 12, 2005 between Midland Credit Management, Inc. and Ron Eckhardt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2005)

10.39	Form of Change of Control Severance and Retention Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 9, 2006).

10.40	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.41	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.42	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.43	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.44	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.45	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.46	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.47	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.48	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.49	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.50	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP, dated February 27, 2007 to the incorporation by reference of their report dated February 27, 2007, in the Company’s Registration Statements on Form S-8. (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/S/ J. BRANDON BLACK
J. Brandon Black Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ J. BRANDON BLACK J. Brandon Black	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/S/ PAUL GRINBERG Paul Grinberg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/S/ BARRY R. BARKLEY* Barry R. Barkley	Director	February 28, 2007

/S/ RAYMOND FLEMING* Raymond Fleming	Director	February 28, 2007

/S/ CARL C. GREGORY, III* Carl C. Gregory, III	Director	February 28, 2007

/S/ ERIC D. KOGAN* Eric D. Kogan	Director	February 28, 2007

/S/ ALEXANDER LEMOND* Alexander Lemond	Director	February 28, 2007

/S/ RICHARD A. MANDELL* Richard A. Mandell	Director	February 28, 2007

/S/ PETER W. MAY* Peter W. May	Director	February 28, 2007

* /S/ J. BRANDON BLACK

As attorney-in-fact pursuant to power of attorney dated January and February 2007.