Form 10-K/A
period 2006-12-31
ENCORE CAPITAL GROUP INC
filed 2007-04-30
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

The aggregate market value of the voting stock held by non affiliates of the registrant totaling 16,948,826 shares was $207,962,095 at June 30, 2006 based on the closing price of the common stock of $12.27 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at April 23, 2007 was 22,799,977.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends and restates in their entirety Part III, Items 10, 11, 12, 13 and 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which was filed with the Securities and Exchange Commission on February 28, 2007 (the “2006 Form 10-K”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the 2006 Form 10-K.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Directors

Our current directors and certain biographical information about each of these individuals are set forth below. Each of our current directors was elected at the last annual meeting of stockholders for a term that continues until the next annual meeting of stockholders or until his or her successor has been elected and qualified.

Name	Age	Title
Barry R. Barkley	63	Director
J. Brandon Black	39	Director, President and Chief Executive Officer
Raymond Fleming	51	Director
Carl C. Gregory, III	62	Director
Eric D. Kogan	43	Director
Alexander Lemond	32	Director
Richard A. Mandell	64	Chairman of the Board of Directors
Peter W. May	64	Director

BARRY R. BARKLEY. Mr. Barkley has served as a director since May 2005 and previously served as Executive Vice President and Chief Financial Officer from May 2000 until May 2005. From March 1998 until joining Encore, Mr. Barkley was the Chief Financial Officer of West Capital Financial Services Corp. In October 1995, Mr. Barkley joined Great Western Financial Corporation as the Corporate Controller reporting to the Vice Chairman. From August 1990 to September 1995, Mr. Barkley was with Banc One Corporation, first as Chief Financial Officer and as a member of the Board of Directors of Bank One, Texas, N.A. and from January 1994, as Executive Director, Corporate Reengineering. Prior to August 1990, Mr. Barkley held a variety of financial positions with Bank of New England Corporation, NBD Bancorporation and KPMG Peat Marwick. Mr. Barkley received a bachelor’s degree from Purdue University in 1966 and received an MBA from Indiana University in 1970.

J. BRANDON BLACK. Mr. Black has served as a director since May 2005. Mr. Black joined Encore in May 2000, and has served as our President and Chief Executive Officer since October 2005. Mr. Black also served as our President and Chief Operating Officer from October 2004 to October 2005, and as Executive Vice President and Chief Operating Officer from May 2000 to October 2004. From March 1998 until joining Encore, Mr. Black was the Senior Vice President of Operations for West Capital Financial Services Corp. Prior to joining West Capital, Mr. Black worked for First Data Resources during the period of September 1997 through April 1998 and for Capital One Financial Corporation from June 1989 until August 1997. Mr. Black received a bachelor’s degree from the College of William and Mary in 1989 and an MBA from the University of Richmond in 1996.

RAYMOND FLEMING. Mr. Fleming has served as a director of Encore since June 2001. Since August 1999, Mr. Fleming has been the Treasurer of Consolidated Press Holdings Limited, an affiliate of a significant stockholder of Encore. From May 1997 to August 1999, Mr. Fleming was a banker with BT Australia Ltd., an investment banking firm. Prior to that, Mr. Fleming had worked within the Australian banking industry since 1982. Mr. Fleming holds a Bachelor of Economics degree from the University of Sydney and is a Fellow of the Australian Institute of Chartered Accountants.

CARL C. GREGORY, III. Mr. Gregory has served as a director of Encore since May 2000 and served as Vice Chairman from October 2004 to May 2006. From October 2004 until September 2005, Mr. Gregory also served as Vice Chairman and Chief Executive Officer and previously served as President and Chief Executive

Officer from May 2000 to October 2004. Mr. Gregory received his undergraduate degree in Accounting from Southern Methodist University and an MBA from the University of Southern California.

ERIC D. KOGAN. Mr. Kogan has served as a director of Encore since February 1998 and previously served as Chairman of the Board of Directors from February 1998 until October 2004. Since April 2002, Mr. Kogan has been a Partner of Clarion Capital Partners, a private equity firm based in New York. From April 1993 to April 2002, Mr. Kogan was an officer of Triarc Companies, Inc., a holding company and, through its subsidiaries, the franchisor of the Arby’s restaurant system (“Triarc”), and certain of its subsidiaries, most recently serving as Triarc’s Executive Vice President of Corporate Development. Prior to that, Mr. Kogan was Vice President Corporate Development of Trian Group, Limited Partnership (“Trian Group”), which provided investment banking and management services for entities affiliated with Mr. Peltz and Mr. May, from September 1991 to April 1993. Mr. Kogan received his undergraduate degree from the Wharton School of the University of Pennsylvania and an MBA from the University of Chicago.

ALEXANDER LEMOND. Mr. Lemond has served as a director of Encore since October 2002. He is a managing member of Grove Capital LLC, an investment firm. Mr. Lemond also serves as a member of the board of directors of several private companies, including Farrell Sports Concepts, Inc., a sports equipment business, where he is chairman of the board of directors; Friedman’s Inc., a jewelry retail business, where he is chairman of the board of directors; PetroEdge Resources, LLC, an oil and gas exploration and production company; and R.A.B. Holdings, Inc., a holding company for consumer products and distribution businesses. From December 1997 to December 2004, Mr. Lemond was employed by Triarc, most recently serving as Vice President, Corporate Development from November 2000 to December 2004. Prior to that, he was an analyst in the mergers and acquisitions group at Salomon Smith Barney from July 1996 to December 1997. Mr. Lemond holds a BSE degree from the Wharton School of the University of Pennsylvania.

RICHARD A. MANDELL. Mr. Mandell has served as the Chairman of our Board of Directors since October 2004 and has served as a director of Encore since June 2001. He is currently a private investor and financial consultant. Mr. Mandell was a Vice President—Private Investments of Clariden Asset Management (NY) Inc., a subsidiary of Clariden Bank, a private Swiss bank, from January 1996 until February 1998. From 1982 until June 1995, Mr. Mandell served as a Managing Director of Prudential Securities Incorporated, an investment banking firm. He also serves as a director of The Smith & Wollensky Restaurant Group, Inc. Mr. Mandell holds a BSE degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

PETER W. MAY. Mr. May has served as a director of Encore since February 1998. Mr. May has been a director and the President and Chief Operating Officer of Triarc since April 1993. Since April 1993, he also has been a director or manager and officer of certain of Triarc’s subsidiaries. Additionally, Mr. May has been President and a founding partner of Trian Fund Management, L.P., a management company for various investment funds and accounts, since November 2005. From its formation in January 1989 to April 1993, he was President and Chief Operating Officer of the Trian Group, which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. Mr. May was President and Chief Operating Officer and a director of Triangle Industries, Inc. (“Triangle”), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products, from 1983 until December 1988. Mr. May holds BA and MBA degrees from the University of Chicago.

Executive Officers

Our current executive officers and certain biographical information about each of these individuals are set forth below. Executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
J. Brandon Black	39	President and Chief Executive Officer
George R. Brooker	43	Senior Vice President, Strategic Outsourcing
Glen Freter	44	Vice President and Controller
Paul Grinberg	46	Executive Vice President and Chief Financial Officer
Robin R. Pruitt	49	Senior Vice President, General Counsel and Secretary

J. BRANDON BLACK. For biographical information on Mr. Black, see disclosure in the Directors section above.

GEORGE R. BROOKER. Mr. Brooker has served as Senior Vice President, Strategic Outsourcing since March 2007. Prior to that, Mr. Brooker served as Vice President of Auto Deficiency Solutions since October 2006, Vice President of Finance and Accounting from May 2005 to October 2006, and as Vice President and Controller from June 2002 to May 2005. From December 1999 until joining Encore, Mr. Brooker was a consultant with Visionary Solutions, LLP a management consulting firm specializing in early stage companies. From January 1997 to November 1999, he served as Vice President of Finance for Ziro Holdings Corporation, a manufacturer and distributor of home furnishings. From August 1995 to November 1996, Mr. Brooker was a financial management associate at Textron, Inc., a Fortune 500 multi-industry company. Additionally, Mr. Brooker spent several years as a Certified Public Accountant with Coopers & Lybrand. Mr. Brooker received a bachelor’s degree from San Diego State in 1987 and an MBA from Duke University in 1995.

GLEN FRETER. Mr. Freter joined Encore in May 2006 as Vice President and Controller. In this role, Mr. Freter is responsible for leading the accounting, financial reporting and bankruptcy group. Mr. Freter came to Encore with over 19 years of experience in corporate finance. Prior to joining Encore, Mr. Freter served as an independent consultant for BioMed Realty Trust, Inc. where he was instrumental in leading the company’s Initial Public Offering and its Sarbanes-Oxley compliance program. Prior to that, Mr. Freter served as Chief Financial Officer for two major restaurant chains, Sybra, Inc. (the second largest franchisee of Arby’s, Inc.) and Islands Restaurants, Inc. Mr. Freter received his Bachelor of Science in Accounting from Pepperdine University and is a Certified Public Accountant.

PAUL GRINBERG. Mr. Grinberg has served as Executive Vice President and Chief Financial Officer since May 2005. From September 2004 until May 2005, he served as Senior Vice President of Finance. From May 2003 until joining Encore, Mr. Grinberg was the founder and President of Brio Consulting Group, a company that helped venture and private equity backed companies with strategy, M&A, business planning and interim CFO services. From May 2000 until April 2003, Mr. Grinberg served as Chief Financial Officer of Stellcom, Inc., a systems integration firm focused on providing mobile and wireless engineering solutions to Fortune 1000 companies. From February 1997 until April 2000, Mr. Grinberg served as Executive Vice President and Chief Financial Officer of TeleSpectrum Worldwide, Inc., a publicly traded company that provided outsourced call center solutions to Fortune 500 companies. From September 1983 until January 1997, Mr. Grinberg was employed at Deloitte & Touche LLP, where he served in several capacities, the most recent of which was as a partner in the firm’s Merger and Acquisition Services Group. Mr. Grinberg also serves as a director, Chairman of the audit committee and member of the compensation and nominating committees of Bank of Internet USA, an FDIC insured internet-only bank. Mr. Grinberg received his bachelor’s degree in accounting from Yeshiva University in 1983 and his MBA from Columbia University in 1989, and he is a Certified Public Accountant.

ROBIN R. PRUITT. Ms. Pruitt joined Encore in September 2001 and serves as Senior Vice President, General Counsel and Secretary. From June 2000 until joining Encore, Ms. Pruitt was Vice President and General Counsel of Mitchell International, Inc., a developer of claims estimating systems for the insurance industry. Ms. Pruitt served as a Vice President of Encore during May and June 2000, and prior to that was Vice President and General Counsel of West Capital Financial Services Corp. from November 1998 to May 2000. From May 1995 to January 1998, Ms. Pruitt served as General Counsel of ComStream Corporation, a designer and manufacturer of satellite communications equipment. Prior to that, Ms. Pruitt practiced general corporate, transactional and securities law in a variety of law firm and corporate settings in New York City and San Diego. Ms. Pruitt received a bachelor’s degree in Finance and Economics from the University of South Carolina in 1978 and a JD degree from Boston University School of Law in 1983.

Code of Ethics

The Board has adopted a Code of Ethics applicable to our directors and all employees and officers, including our principal executive officer and our principal financial officer. A copy of the Code of Ethics is available on our website at www.encorecapitalgroup.com. Click on “Investors,” then “Corporate Governance” and then “Code of Ethics.” We may post amendments to or waivers of the provisions of the Code of Ethics, if any, made with respect to any of our directors and executive officers on that website, unless otherwise required by Nasdaq listing standards to disclose any waiver on a Current Report on Form 8-K. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, this document.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us during the year ended December 31, 2006 or written representations by the reporting persons, we believe that with respect to the fiscal year ended December 31, 2006 all of the reporting persons complied with all applicable filing requirements, with the exception of one report filed two days late by Glen Freter, Vice President and Controller, to disclose one transaction for the acquisition of an employee stock option.

Audit Committee

We have a standing Audit Committee that is responsible for assisting the Board in oversight of the quality and integrity of the accounting, auditing and financial reporting practices of Encore. The members of the Audit Committee are Eric D. Kogan, Alexander Lemond and Richard A. Mandell, each of whom the Board of Directors has determined is independent under SEC rules and regulations and Nasdaq listing standards. In performing its duties, the Audit Committee:

•	appoints Encore’s independent registered public accounting firm,

•	approves audit and non-audit fees,

•	reviews and evaluates our financial statements, accounting principles and system of internal controls regarding finance, accounting, legal compliance and ethical behavior,

•	reviews and approves related party transactions, and

•	considers other appropriate matters regarding our financial affairs.

Audit Committee Financial Expert. The Board has determined that at least one member of the Audit Committee, Mr. Mandell, is an “audit committee financial expert” as defined in SEC regulations and also possesses the financial sophistication and requisite experience as required under Nasdaq listing standards.

Item 11—Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The purpose of this compensation discussion and analysis (“CD&A”) is to provide information about each material element of compensation earned by our Named Executive Officers during our 2006 fiscal year. The following discussion and analysis should be read in conjunction with the “Summary Compensation Table” and related tables that are presented in this Form 10-K/A. We discuss the definition of “Named Executive Officers” in the “Summary Compensation Table.”

For our 2006 fiscal year, our Named Executive Officers were:

•	J. Brandon Black, our President and Chief Executive Officer;

•	George R. Brooker, our Senior Vice President, Strategic Outsourcing;

•	Ron J. Eckhardt, our former Executive Vice President and General Manager;

•	Paul Grinberg, our Executive Vice President, Chief Financial Officer and Treasurer; and

•	Robin R. Pruitt, our Senior Vice President, General Counsel and Secretary.

The “Summary Compensation Table” and this CD&A also includes information regarding compensation earned during 2006 by one of our directors, Carl C. Gregory, III, who served as an executive officer of Encore through May 3, 2006 and qualifies as a Named Executive Officer for purposes of executive compensation disclosure in this Form 10-K/A.

This CD&A addresses and provides the context behind the numerical and related information contained in the “Summary Compensation Table” and related tables and includes actions regarding executive compensation that occurred after the end of our 2006 fiscal year, including the award of bonuses related to 2006 performance, and the adoption of any new, or the modification of any existing, compensation programs.

Processes and Procedures For Considering and Determining Executive and Director Compensation

Our executive compensation program is administered by the Compensation Committee of the Board. The Compensation Committee determines the compensation of our Named Executive Officers and administers our stock incentive plans. Among other things, the Compensation Committee has the authority and responsibility under its charter to:

•	periodically review and approve our policies on executive compensation, benefits and perquisites, including incentive cash compensation plans, or other forms of executive incentives;

•	annually review and, as required, vote in executive session to set the compensation, benefits, and perquisites of the Chief Executive Officer (“CEO”);

•

annually review and, as required, vote in executive session to set the compensation, benefits, and perquisites of all executive officers to satisfy the Compensation Committee that there is equity in the compensation practices and general integrity in conforming to approved plans and policies;

•	set the compensation and benefits for non-employee directors; and

•

consider, approve and administer our incentive compensation plans and equity-based plans in which directors, the CEO, other executive officers and other employees and key consultants may be participants, including, but not limited to: (a) approving option grants and restricted stock or other awards, (b) interpreting the plans, (c) determining rules and regulations relating to the plans,

(d) modifying or canceling existing grants or awards, and (e) imposing limitations, restrictions and conditions upon any grant or award as the Compensation Committee deems necessary or advisable.

Overview

Our Compensation Philosophy and Purpose

The Compensation Committee is chartered with establishing and reviewing the performance and compensation of our Named Executive Officers and other executive officers. Incentive compensation arrangements are the cornerstone of the Compensation Committee’s executive compensation policies. Our compensation philosophy is to establish and maintain compensation plans, including base salaries, bonus plans and equity-based compensation plans, that will attract and retain qualified executive officers and key employees necessary for our continued successful operation and growth and ensure that management is rewarded appropriately for its contributions to our growth and profitability in alignment with our objectives and stockholder interests.

Ultimately, our compensation philosophy is generally focused on the following:

•

Pay for Performance and Experience. Base salaries are commensurate with the executive’s or key employee’s experience and expertise coupled with an assessment of: (i) the executive officer’s contribution to Encore, (ii) the responsibilities and experience of the executive officer, (iii) the terms of applicable employment agreements, and (iv) the recommendations of senior management. Incentive compensation is likewise tied to performance and experience.

•

Market Comparison. The Compensation Committee, with the assistance of outside consultants and/or management, periodically analyzes market compensation data and other relevant information regarding total direct compensation structures, giving significant weight to the data from our market competitors. Our compensation programs must be competitive in order to retain our senior executives.

•

Alignment with Stockholder Interests. In general, the payment of our incentive compensation is dependent upon the achievement of targeted corporate operating measures. We believe that basing a component of employee compensation on corporate results and performance aligns employee interests with stockholder interests. In addition, a portion of our executive compensation consists of stock incentives, including options and performance-based restricted stock unit awards, so that executive officers’ interests are further aligned with the interests of our stockholders.

•

Retention. Finally, we believe that our compensation program should be designed to attract and retain highly talented individuals critical to our success by providing competitive total compensation with significant retention features. As discussed below, we have entered into retention, severance and change of control arrangements with certain key executives. Our option grants and restricted stock unit awards also are designed to retain our executive officers and other key employees, while also accomplishing our other compensation goals and objectives.

Outside Consultants

The Compensation Committee has the specific authority to hire outside advisors and consultants in their discretion at Encore’s expense. During 2005, management retained Tecony Associates, an independent compensation consultant, to review the long-term incentive compensation strategy for Encore’s executives. After management presented a draft proposal to the Compensation Committee, the Compensation Committee retained Ernst & Young LLP as its own independent third-party compensation consultant in order to validate the benchmarking of long-term incentive compensation provided by management’s independent consultant, and to assist the Compensation Committee in creating Encore’s long-term incentive compensation policy.

Role of Executives in the Compensation Setting Process

The Compensation Committee generally solicits management’s assistance on determining executive compensation as it deems appropriate. However, when reviewing and setting the compensation, benefits, and perquisites of the CEO, neither the CEO nor any employee of Encore may be present. In addition, when the Compensation Committee reviews and sets the compensation, benefits, and perquisites of all executive officers, the CEO may be present during deliberations at the Compensation Committee’s discretion, but the CEO may not be present for voting on officer compensation, benefits or perquisites. The CEO generally makes recommendations to the Compensation Committee with respect to executive officer compensation decisions, including base salaries, cash incentive bonuses and equity-based awards.

The Compensation Committee approves all grants of equity-based awards. Equity award grants to executive officers are determined based on a periodic review by the Compensation Committee regarding appropriate incentives, with recommendations typically originating from management, consistent with the criteria established in the long-term incentive program adopted by the Compensation Committee.

Elements of our Compensation Program

Our compensation plans are designed to provide a competitive total compensation package consistent with our performance in the marketplace. The compensation program for each of our Named Executive Officers includes:

•	base salary;

•	annual cash incentive bonus;

•	stock-based compensation incentive;

•	severance and change of control agreements (in certain circumstances); and

•	participation in other benefit plans and programs.

While executives have more of their total compensation at risk than other employees, the principles that serve as the basis for Named Executive Officer compensation practices apply to the compensation plans for all employees who are eligible for incentive compensation; namely, corporate and individual performance drive incentive compensation.

Base Salary

The first component of Encore’s executive compensation package is base salary. Our philosophy is to pay base salaries that are commensurate with the executive’s experience and expertise, taking into account competitive market data for executives with similar backgrounds, experience and expertise. The factors considered by the Compensation Committee in making its evaluation and determination regarding the appropriateness of base salary include:

•	an assessment of each executive officer’s contribution to Encore;

•	the responsibilities and experience of each executive officer;

•	competitive market data, individual performance, and other relevant information regarding base salary structures;

•	the terms of any applicable employment agreements;

•	the detriment to us should the executive leave Encore’s employ; and

•	recommendations of senior management.

The Compensation Committee reviews each executive officer’s base salary and benefits from time to time as it deems appropriate.

With respect to its periodic review of salaries for our Named Executive Officers and other executive officers in 2006, the Compensation Committee considered data provided by our management which included an assessment of corporate performance, as well as individual performance of each executive. The base salaries set for 2006 were believed to be consistent with Encore’s compensation philosophy, which attempts to establish a strategic balance between “pay at risk” and market competitiveness.

CEO Salary. The base salary for our CEO is set forth in the employment agreement we entered into with him in June 2005. The material terms of his agreement are described in the narrative following the “Summary Compensation Table” section and the “Potential Payments Upon a Termination or Change in Control” section.

We disclose the salary earned in 2006 by our Named Executive Officers in the “Salary” column of the “Summary Compensation Table.”

Annual Cash Incentive Bonus

The second component of our executive compensation package is an annual cash incentive bonus. Each executive’s target bonus is a stated percentage of his or her annual salary. Actual bonuses paid to executive officers under our annual performance-based cash incentive plan are computed based upon achievement of our targeted operating measures and an evaluation of individual performance. We believe that variable bonus opportunities should (i) be used to provide higher rewards for higher performers, and (ii) drive the successful achievement of short term critical business objectives.

The Compensation Committee exercises its discretion in awarding cash bonuses to our executives. Subject to the terms of any applicable employment agreement, the Compensation Committee may determine not to approve an award for any or all officers or to reduce the amount of any such award, even if the targets are met. The Compensation Committee periodically reviews the bonus component of executive incentive compensation and, in addition to bonuses paid under our plan, the Compensation Committee may approve payment of discretionary bonuses for performance or other reasons for certain executives.

Factors Considered. Generally speaking, the factors the Compensation Committee may consider in making its evaluation and determination regarding the appropriateness of providing for, and making payments to the executive officers and key employees under, our cash incentive bonus plan include:

•	corporate performance against targeted operating measures;

•	the terms of any applicable employment agreement;

•	quantifiable individual performance; and

•	the Compensation Committee’s evaluation of each officer’s contribution, taking into account the recommendations of the CEO.

The Compensation Committee established the goals and parameters for the 2006 annual cash incentive program based on corporate financial objectives reflected in our 2006 operating plan approved by the Board. The Compensation Committee has determined a bonus target, stated as a percentage of base salary, for each of our executive officers. For 2006, the plan contemplated a one-for-one percentage increase in target bonus payouts for amounts by which the corporate targets were exceeded, and a three-for-one percentage decrease for the amount by which the corporate targets were missed, subject in each case to discretionary adjustment by the Compensation Committee. As a result, if we only achieved 67% of the established targets, no bonuses would be payable under the plan. This structure is designed to provide an incentive for the plan participants to achieve or exceed the goals set forth in our operating plan, while ensuring that bonus payouts are diminished if the corporate targets are not achieved.

Specifically, for 2006, the Compensation Committee established three corporate target components all of which were given the same amount of weight with respect to whether corporate metrics were achieved. These three corporate targets were based on:

•	earnings per share (diluted);

•	gross collections (less expenses and capital expenditures); and

•	collections on purchases prior to 2006 (less impairments).

In 2006, the plan’s formula for determining the potential bonus pool calculated a payout at 88% of the target amount based upon a weighted average achievement rate of 96% of the corporate targets highlighted above. The Compensation Committee approved a four percentage point increase in the bonus pool to bring the total payout to 92% of the target amount based upon the collective achievements of Encore’s key contributors made in 2006 that were not adequately reflected in the plan’s formula for that period.

CEO Annual Bonus. Our CEO is the only Named Executive Officer who currently has an employment agreement that sets forth the level of bonus he is eligible to receive. Under his employment agreement, our CEO is entitled to receive a guaranteed annual bonus of 50% of his then-current base salary and an additional discretionary annual bonus of up to 50% of his then-current base salary, for a total potential annual bonus of up to 100% of his then-current base salary. The discretionary bonus amount is based upon the CEO’s performance during the previous year as evaluated by the Compensation Committee or Board, as appropriate (in their sole and absolute discretion), taking into account corporate operating performance as determined in large part by the three corporate targets discussed above.

We disclose the annual cash incentive awards earned by each of our Named Executive Officers in 2006 in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of the “Summary Compensation Table” and the narrative following that table.

Stock-Based Compensation Incentives

The third component of our executive compensation package is stock-based compensation incentives, which have traditionally taken the form of non-qualified stock options. The Compensation Committee periodically considers grants of options and restricted stock units to our executive officers and key employees to more closely align the interests of our executive officers and key employees with the long-term interests of Encore and our stockholders.

Plans. The 1999 Equity Participation Plan (“1999 Plan”), as amended, reserved up to 3,300,000 shares of our common stock for awards granted to employees, directors and consultants. Pursuant to the 1999 Plan, we could grant stock options at a price in excess of 85% of the fair market value on the date of the grant and for a term not to exceed ten years. Options generally vested ratably over a three-year period unless otherwise determined by the Compensation Committee.

On March 30, 2005, our Board of Directors adopted the 2005 Stock Incentive Plan (“2005 Plan”) for Board members, employees, officers, executives, consultants and advisors. The 2005 Plan was effective as of March 30, 2005 and was approved by our stockholders at the annual meeting on May 3, 2005. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of our common stock were available for awards under the 2005 Plan, in addition to shares subject to ungranted options that were available for future awards under the 1999 Plan. In addition, shares subject to options and awards granted under either the 1999 Plan or the 2005 Plan that terminate or expire are available for grant under the 2005 Plan.

Long-Term Incentive Program. On November 1, 2005, the Compensation Committee approved a long-term incentive program under the 2005 Plan with the intent of making annual grants of performance-based restricted stock units and/or non-qualified stock options to executive officers and other eligible employees, subject to the following criteria:

•	the aggregate value of the annual grants will be based on a stated percentage of the recipient’s base salary;

•	the target award percentage for eligible recipients, grouped by management seniority, will be determined by the Compensation Committee annually, based upon competitive market data; and

•	the performance targets for the performance shares and the vesting schedules for both the restricted stock units and/or stock options will also be determined by the Compensation Committee annually.

We had not considered issuing restricted stock units prior to 2005. Historically, option grants were given favorable accounting and tax treatment and, given that option grants are extremely common in the markets in which we operate, we had no compelling reason to look to other forms of equity compensation until the implementation of Statement of Financial Accounting Standards No. 123(R) changed the accounting treatment for stock options effective 2006. Since the implementation of FAS 123(R), many public companies have begun issuing restricted stock units. We believe that one advantage to using restricted stock units is that we can issue fewer shares when compared to stock option grants, which will be less dilutive to our stockholders.

Stock-Based Compensation Incentives for 2006. Due to Encore’s evaluation of strategic alternatives, there were no grants of stock-based compensation to our Named Executive Officers during 2006. On April 28, 2006, the Compensation Committee approved an amendment to the terms of stock options granted on October 29, 2003 to Messrs. Black, Gregory and Kogan in order to bring these option agreements into compliance with newly-enacted Section 409A of the Internal Revenue Code. See the subheading entitled “Option Award Modifications” in the narrative following the “Summary Compensation Table” for further discussion.

Severance and Change of Control Agreements

Philosophy Related to Change of Control Agreements. On June 5, 2006, the Compensation Committee approved amendments to our pre-existing severance and change of control agreements with Mr. Black, our CEO, and Mr. Grinberg, our CFO. In addition, on June 5, 2006, the Compensation Committee also approved, and we entered into, a severance and retention agreement with each of Ron J. Eckhardt, our former Executive Vice President and General Manager, Consumer Debt; Robin R. Pruitt, our Senior Vice President and General Counsel; George Brooker, our Senior Vice President, Strategic Outsourcing; and Glen Freter, our Vice President and Controller. These agreements were entered into in connection with our June 5, 2006 announcement that our Board had formed a Special Committee to identify and evaluate various strategic alternatives to enhance stockholder value, including the potential sale of Encore, and only had terms of one year if a “Change in Control” (as defined in these agreements) did not occur within this period.

On February 27, 2007, the Special Committee completed its review of strategic alternatives and our Board concluded that, in light of the alternatives available, the better alternative was to withdraw from the process and continue to execute our existing business plan. Effectively, this will result in the expiration, in June 2007, of the severance and retention agreements entered into with Messrs. Brooker and Freter and Ms. Pruitt. Mr. Eckhardt’s agreement is no longer in effect due to his retirement in March 2007. A summary of those agreements is provided below in the “Potential Payments Upon a Termination or Change in Control” section under the subheading “Change in Control Severance and Retention Agreements.”

We believe that the ongoing provisions of our severance and change of control agreements for Messrs. Black and Grinberg are consistent with the principal objectives of our compensation programs. We believe that the compensation elements that would be triggered by a “change in control” are (i) consistent with the market in which we operate, (ii) at appropriate levels when viewed in relation to the benefits they provide us and our stockholders and the overall value of our company, (iii) designed to compensate Messrs. Black and Grinberg for playing a significant role in managing the affairs of Encore, and (iv) will provide an important “safety net” that allows Messrs. Black and Grinberg to focus on our business and pursue the course of action that is in the best interests of our stockholders by alleviating some concerns regarding their personal financial well-being in the event of a change of control transaction. The executives are subject to certain restrictions in exchange for receiving the financial and other benefits under their agreements, as described in more detail in the “Potential Payments Upon a Termination or Change in Control” section. We believe imposition of these restrictions serves our best interests and the best interests of our stockholders.

Other Benefit Plans and Programs

Our Named Executive Officers are eligible to participate in benefit programs designed for all of our full-time employees. These programs include a tax qualified 401(k) savings plan, and medical, dental, disability and life insurance programs. In addition, our Named Executive Officers as well as other key employees are eligible to participate in our non-qualified deferred compensation plan. This plan permits deferral of a portion of the participant’s compensation until a specified period of time, and the participants may invest the amounts deferred in one of several funds. The primary purpose of this plan is to provide an opportunity for additional tax-deferred retirement savings to our executives and key employees whose contributions to our 401(k) plan may be subject to limitation under applicable IRS regulations. More detail related to the operation of our non-qualified deferred compensation plan is provided in the “Non-Qualified Deferred Compensation” section.

We also maintain split-dollar life insurance on certain of our Named Executive Officers that is financed by participant contributions to our non-qualified deferred compensation plan. This insurance is maintained for the Named Executive Officers and in the amounts listed in the table below. Pursuant to this program, the Compensation Committee authorized Encore to enter into split dollar agreements with the participants whereby ten percent of the total benefit payable in the event of death would be payable to the beneficiaries of such participants.

Aggregate Death Benefit
J. Brandon Black	$1,000,000
Paul Grinberg	$800,000
Robin R. Pruitt	$800,000
George Brooker	$800,000

Perquisites

We do not provide material executive perquisites to our Named Executive Officers.

Tax Considerations

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid by publicly-held corporations to $1 million for each Named Executive Officer. We generally try to ensure that our compensation satisfies Section 162(m) requirements for deductibility, though we cannot assure you that the Internal Revenue Service would reach the same conclusion. Though the Compensation Committee does not currently anticipate any restrictions on the future deductibility of compensation for our officers, it will not necessarily limit executive compensation to amounts that are deductible under Section 162(m).

Non-performance-based compensation paid to our Named Executive Officers for the 2006 fiscal year did not exceed the $1 million limit per employee.

Other Matters Relating to Executive Compensation

Speculative and Hedging Transactions

We have a comprehensive insider trading policy that, among other things, provides that our employees, officers, directors and key consultants shall not engage in speculative transactions such as short sales, or the purchase or sale of puts, calls or other derivatives of our securities. The purpose of this policy, among other things, is to assist our employees in avoiding potential conflicts of interest that could result in unwanted perceptions and negative impact on our stock price. The policy also discourages the purchase of company securities on margin and contains additional restrictions applicable to insiders, including our executive officers and directors. Insiders are permitted to engage in forward sales, collars or other hedging transactions with the prior approval of the Board, or its Chairman after consultation with a majority of the Board.

Option Grants

While we do not have a formal policy, our options and other grants are priced at market value on the date of grant (generally the date of Board or Compensation Committee approval).

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee, which is composed solely of independent members of the Board of Directors, assists the Board in fulfilling its responsibilities with regard to compensation matters and is responsible under its Committee charter for determining the compensation of Encore’s executive officers. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee Members:

Peter W. May, Chairman

Raymond Fleming

Alexander Lemond

2006 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation earned by, or paid to, each of our Named Executive Officers for services provided to us and our subsidiaries for the year ended December 31, 2006. Our Named Executive Officers include: (1) all persons serving as our principal executive officer or acting in a similar capacity during 2006; (2) all persons serving as our principal financial officer or acting in a similar capacity during 2006; (3) the three most highly paid executive officers who were serving as executive officers at the end of 2006 other than the principal executive officer and the principal financial officer; and (3) up to two additional individuals who would have been included except that the individual was not serving as an executive officer at the end of 2006.

Nameand PrincipalPosition	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compen- sation ($)(5)	Total ($)
J. Brandon Black, President and Chief Executive Officer	2006	$385,000	$192,500	—	$1,333,031	$161,700	$5,325	$2,077,556

Paul Grinberg, Executive Vice President and Chief Financial Officer	2006	$258,192	—	$43,689	$950,144	$239,200	$5,314	$1,496,539

Ron J. Eckhardt, Former Executive Vice President and General Manager(6)	2006	$255,120	—	—	$495,274	$117,875	$4,083	$872,352

Robin R. Pruitt, Senior Vice President, General Counsel and Secretary	2006	$223,767	—	$21,845	$131,397	$118,478	$5,781	$501,268

George Brooker, Senior Vice President, Strategic Outsourcing	2006	$164,207	—	$13,107	$101,813	$85,900	$4,919	$369,946

Carl C. Gregory, III, Director and Former Vice Chairman(7)	2006	$231,311	—	—	$16,295	$25,000	$15,476	$288,082

(1)	Reflects an annual guaranteed cash bonus equal to 50% of Mr. Black’s salary granted pursuant to his employment agreement, described in more detail in the narrative following this table.
(2)	No restricted stock units (“RSUs”) were awarded to Named Executive Officers in 2006. Amounts in this column represent the compensation cost recognized for financial statement reporting purposes under Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” in 2006 with respect to awards of RSUs granted in prior periods, adjusted to disregard any estimates of forfeitures. See Note 8 of the consolidated financial statements in Encore’s Annual Report on Form 10-K for the year ended December 31, 2006 regarding assumptions used to determine the valuation of our RSU awards. More detail regarding the outstanding RSUs is provided in the “Outstanding Equity Awards at Fiscal Year-End” table.
(3)	No option awards were granted to Named Executive Officers in 2006. Amounts in this column represent the compensation cost recognized for financial statement reporting purposes under SFAS No. 123R in 2006 with respect to awards of options granted in prior periods, adjusted to disregard any estimates of forfeitures. See Note 8 of the consolidated financial statements in Encore’s Annual Report on Form 10-K for the year ended December 31, 2006 regarding assumptions used to determine the valuation of outstanding options. More detail regarding outstanding options is provided in the “Outstanding Equity Awards at Fiscal Year-End” table.
(4)	Amounts consist of discretionary bonus awards granted by the Compensation Committee in February 2007 for individual and company performance in 2006 and awarded, in the case of Mr. Black, pursuant to his employment agreement as described in more detail in the narrative following this table, and in the case of the other Named Executive Officers, pursuant to our annual cash incentive bonus plan, as described in more detail in the Compensation Discussion and Analysis section.
(5)

For 2006, includes matching contributions to our 401(k) plan and term life insurance benefits, offered to all employees of Encore, in the following amounts, respectively: Mr. Black, $3,750 and $335; Mr. Grinberg, $3,750 and $281; Mr. Eckhardt, $3,802 and $281;

Ms. Pruitt, $3,750 and $247; Mr. Brooker, $3,750 and $167; and Mr. Gregory, $5,000 and $162. Also includes the economic benefit of premiums paid for split dollar life insurance policies secured for the following Named Executive Officers, in the following amounts: $1,240 for Mr. Black; $1,283 for Mr. Grinberg; $1,784 for Ms. Pruitt; and $1,002 for Mr. Brooker. For Mr. Gregory, the amount reported in this column also includes $10,314 for health insurance premiums paid on his behalf in 2006.

(6)	Mr. Eckhardt retired from Encore effective March 29, 2007.
(7)	Mr. Gregory served as Vice Chairman through May 3, 2006 and continued service thereafter as a director on our Board. Salary reported for Mr. Gregory is prorated for service as Vice Chairman through May 3, 2006. The amount shown in the “Salary” column includes: (i) $61,146 paid upon his departure for accrued but unused paid time-off in accordance with Encore’s standard policies, (ii) $25,000 for an annual retainer for service as a director on the Board in 2006, and (iii) Board meeting attendance fees of $3,000 for Mr. Gregory’s attendance at three meetings of the Board in 2006 as a non-employee director.

2006 GRANTS OF PLAN BASED AWARDS

No grants of plan-based awards were made to the Named Executive Officers during the fiscal year ended December 31, 2006.

Employment Agreements

Amounts reported for J. Brandon Black, our President and CEO, in the “Salary,” “Bonus” and “Non-Equity Incentive Plan Compensation” columns and amounts reported for Carl C. Gregory, III, our former Vice Chairman and current member of our Board, in the “Salary” column in the “Summary Compensation Table” above reflect amounts owed to them under the terms of employment agreements between Encore and those individuals. These agreements were entered into pursuant to a management succession plan adopted by the Board in March 2005. Under that plan, Mr. Black succeeded Mr. Gregory to become our CEO effective October 1, 2005, and Mr. Gregory agreed to serve as Encore’s Vice Chairman from October 1, 2005 through May 3, 2006 and thereafter continued to serve as a director on our Board. These agreements are described in more detail below.

Employment Agreement with Mr. Black

Our amended employment agreement with Mr. Black sets forth his compensation following his transition to President and CEO effective October 1, 2005. Under his agreement, his annual base salary is set at $385,000, which the Board can increase in its sole discretion. Mr. Black’s salary was not adjusted by the Board in 2006 and remains at the same level for 2007, and is reflected in the “Salary” column in the “Summary Compensation Table” above.

In addition to salary, Mr. Black’s agreement provides for a guaranteed annual cash bonus equal to 50% of his then-current base salary and eligibility to receive an additional, discretionary annual bonus of up to 50% of his then-current base salary, for a total potential annual bonus of 100% of his then-current base salary. As a result of Encore’s performance in 2006, the Compensation Committee awarded Mr. Black a total bonus of $354,200, representing 92% of his base salary. The guaranteed bonus amount of $192,500 is reported in the “Bonus” column of the “Summary Compensation Table,” and the discretionary bonus amount of $161,700 is reported in the “Non-Equity Incentive Plan Compensation” column.

Severance benefits payable to Mr. Black pursuant to his employment agreement, as well as amendments made with respect to these provisions, are described in detail in the “Potential Payments Upon Termination or Change in Control” section.

Transition Agreement with Mr. Gregory

In June 2005, we entered into a transition agreement with Mr. Gregory related to his departure from the CEO role. Pursuant to that agreement, Mr. Gregory served as Encore’s Vice Chairman through May 3, 2006. The agreement provided for an annual base salary of $397,451 for that position, of which Mr. Gregory was paid $142,165 prorated through May 3, 2006. In addition, Mr. Gregory was paid $61,146 for accrued but unused paid time off upon the conclusion of his service as an officer and employee of Encore.

Following his period of service as Vice Chairman, Mr. Gregory continued service on the Board and was entitled to receive the annual retainer fee and meeting attendance fees previously approved for non-employee directors who do not represent and are not affiliated with significant stockholders of Encore. In 2006, the amount of fees earned by Mr. Gregory and paid to him were $25,000 for the annual retainer, and $3,000 for attendance at three Board meetings following the termination of his service as an employee of Encore. The director fees paid to Mr. Gregory are reported in the “Salary” column in the “Summary Compensation Table” above. More detail related to these fees and other standard compensation arrangements with the directors on our Board is provided in the narrative following the “Director Compensation Table” below.

In addition to base salary and director fees, the Compensation Committee awarded Mr. Gregory a discretionary bonus of $25,000 for services rendered in connection with the transition of the role of CEO to Mr. Black. Mr. Gregory’s bonus for 2006 is reported in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

Bonuses Awarded under Performance-based Cash Incentive Plan

As described in more detail in the Compensation Discussion and Analysis section, the bonuses awarded to our Named Executive Officers for their performance in 2006 were paid out of Encore’s cash incentive bonus plan established for its key employees. The total bonus pool created by the Compensation Committee under Encore’s incentive plan was 92% of the target amount and was established in consideration of Encore’s performance in 2006 against the performance measures established for that period, as described in more detail in the Compensation Discussion and Analysis section, as well as other factors contributing to Encore’s performance in 2006 but not quantified by these measures.

The discretionary bonuses awarded to each of our Named Executive Officers and reported in the “Summary Compensation Table” above were calculated based on this funding rate multiplied by his or her eligible bonus percentage. The eligible percentages in 2006 were: 100% of base salary for Mr. Grinberg; and 50% of base salary for Mr. Eckhardt, Ms. Pruitt and Mr. Brooker. In addition, discretionary bonuses were awarded to Ms. Pruitt and Mr. Brooker for their individual contributions during 2006.

Option Award Modifications

On April 28, 2006, the Compensation Committee approved an amendment to the terms of stock options granted on October 29, 2003 to Eric D. Kogan, a director on our Board, Carl C. Gregory, III and J. Brandon Black. The options are nonqualified stock options granted under our 1999 Equity Participation Plan. The amendment changed the exercise price of that portion of each optionee’s option that vested in 2005 from $11.00 to $12.01, which was the fair market value on the date of grant. The purpose of the amendment was to bring the option agreement into compliance with newly-enacted Section 409A of the Internal Revenue Code (“Section 409A”), and is permitted under our 1999 Equity Participation Plan (the “1999 Plan”). The original $11.00 exercise price was lower than the fair market value of our common stock on the grant date by an amount that complied with the terms of the 1999 Plan and applicable law at the time of grant. The below-market exercise price was not the result of option “backdating,” and the corresponding compensation expense has been recognized in our financial statements since the date of grant as required and is included in the compensation cost we recognize under SFAS No. 123R. The number of shares of our common stock underlying the portion of the options that vested in 2005 was 8,333 for Mr. Kogan, 33,333 for Mr. Gregory, and 33,333 for Mr. Black. A copy of the form of option amendment approved by the Compensation Committee is attached as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 4, 2006.

The Compensation Committee approved payments to Messrs. Kogan, Gregory and Black in an amount equal to the compensation loss suffered by each as a result of the amendment to the option agreements. These payments were $8,416 for Mr. Kogan, $33,666 for Mr. Gregory, and $33,666 for Mr. Black, and were made in January 2007.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning option awards and restricted stock unit awards that were outstanding and vested or unvested as of December 31, 2006 with respect to the Named Executive Officers.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
J. Brandon Black(3)	35,000 138,889 66,667 33,333 100,000	— 69,444 — — 200,000	(4) (5)	— — — — —	$ $ $ $ $	1.00 0.51 11.00 12.01 15.42	1/25/11 9/11/12 10/29/13 10/29/13 5/3/15	—	—	—	—

Paul Grinberg	100,000 11,000	150,000 22,000	(6) (5)	— —	$ $	18.63 16.19	9/20/14 11/1/15	—	—	13,500	$170,100

Ron J. Eckhardt	33,334	66,666	(5)	—		$18.02	8/2/15	—	—	—	—

Robin R. Pruitt	29,004 37,500 8,334 5,500	— — 4,166 11,000	(5) (5)	— — — —	$ $ $ $	1.00 1.30 16.17 16.19	11/15/11 1/28/13 4/7/14 11/1/15	—	—	6,750	$85,050

George Brooker	16,666 8,334 3,300	— 4,166 6,600	(5) (5)	— — —	$ $ $	0.52 16.17 16.19	7/26/12 4/7/14 11/1/15	—	—	4,050	$51,030

Carl C. Gregory, III(7)	65,000 208,333 66,667 33,333	— — — —		— — — —	$ $ $ $	1.00 0.51 11.00 12.01	1/25/11 9/11/12 10/29/13 10/29/13	—	—	—	—

(1)	Amounts reported represent awards of RSUs granted pursuant to Encore’s 2005 Stock Incentive Plan. These RSUs vest as follows: If Encore achieves a stated earnings per share target for calendar year 2006 or 2007, 50% of the shares will vest on the date of announcement of earnings for such year and 50% will vest one year later. If Encore does not achieve the stated earnings per share target for calendar year 2006 or 2007 but achieves the stated earnings per share target for calendar year 2008, 2009, or 2010, all of the shares will vest on the date of announcement of earnings for such year. If Encore does not reach the earnings per share target by calendar year 2010, then 50% of the shares vest on the date of announcement of earnings for such year, and the remaining 50% will be forfeited.
(2)	Market value for RSU awards was calculated using the closing price of $12.60 per share for Encore’s common stock on December 29, 2006.
(3)	The option granted to Mr. Black and expiring October 29, 2013 was modified on April 28, 2006 to adjust the option exercise price with respect to 33,333 shares that had vested in 2005. The price was adjusted from $11.00 to $12.01 per share, as described in more detail in the narrative following the “Summary Compensation Table” under the subheading “Option Award Modifications.” The option price applicable to the remaining 66,667 shares of that option grant were not adjusted and remains at $11.00 per share.
(4)	The option vests in three equal installments on each of May 3, 2005, May 3, 2006 and September 11, 2007.
(5)	The option vests in three equal annual installments starting on the first anniversary from the date of grant.

(6)	The option vests in five equal annual installments starting on the first anniversary from the date of grant.
(7)	The option granted to Mr. Gregory and expiring October 29, 2013 was modified on April 28, 2006 to adjust the option exercise price with respect to 33,333 shares that had vested in 2005. The price was adjusted from $11.00 to $12.01 per share, as described in more detail in the narrative following the “Summary Compensation Table” under the subheading “Option Award Modifications.” The option price applicable to the remaining 66,667 shares of that option grant were not adjusted and remains at $11.00 per share.

2006 OPTION EXERCISES AND STOCK VESTED

The following table includes certain information with respect to options exercised by the Named Executive Officers during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J. Brandon Black	—	—	—	—
Paul Grinberg	—	—	—	—
Ron J. Eckhardt	—	—	—	—
Robin R. Pruitt	19,998	$359,300	—	—
George Brooker	—	—	—	—
Carl C. Gregory, III	—	—	—	—

(1)	As of December 31, 2006, there were no vested awards of RSUs.
(2)	The value realized equals the difference between the per share exercise price of the option and the per share market price upon sale, multiplied by the number of shares for which the option was exercised, reflecting a same-day-sale transaction by Ms. Pruitt.

2006 PENSION BENEFITS

We do not maintain a defined benefit plan or any other actuarially-based retirement plan.

2006 NONQUALIFIED DEFERRED COMPENSATION

The table below includes certain information with respect to amounts deferred by the Named Executive Officers pursuant to Encore’s nonqualified deferred compensation plan as of the fiscal year ended December 31, 2006.

Name	Executive Contributions in Last FY ($)	Company Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
J. Brandon Black	$108,750	—	$30,339	—	$219,309
Paul Grinberg	—	—	$18,756	—	$124,455
Ron J. Eckhardt(1)	—	—	—	—	—
Robin R. Pruitt	$23,205	—	$44,597	—	$381,036
George Brooker	$35,125	—	$18,094	—	$202,385
Carl C. Gregory, III	$39,745	—	$159,679	—	$1,257,893

(1)	Mr. Eckhardt was not a participant in our nonqualified deferred compensation plan as of December 31, 2006.

Our nonqualified deferred compensation plan is offered to our Named Executive Officers as well as other key employees of Encore. The plan is described in more detail in the Compensation Discussion and Analysis section.

The nonqualified deferred compensation plan permits deferral between 5% to 80% of a participant’s salary and 5% to 100% of a participant’s paid bonus. Amounts deferred are placed in a trust. In addition, we have, in the past, made contributions for certain executives, subject to vesting restrictions. Participants in the plan can direct the investment of their deferred compensation in “reference funds” that mirror the performance of publicly-available mutual funds, or in other publicly-available securities through a self-directed brokerage option. The reference funds available for investment, and the annualized rates of return realized in each fund during 2006, are listed below.

Name of Fund	Rate of Return in 2006 (%)	Name of Fund	Rate of Return in 2006 (%)
AIM V.I. International Growth	28.23	Neuberger Berman/Jacobs Levy MidCap Value	13.28
AIM V.I. Small Cap Growth	14.13	Principal Bond	4.65
American Century VP Value	18.46	Principal Diversified International	27.96
Fidelity VIP Contrafund	11.43	Principal International SmallCap	30.38
Fidelity VIP High Income	11.02	Principal Money Market	4.63
Fidelity VIP MidCap	12.40	Principal Real Estate Securities	36.61
JP Morgan/Mellon SmallCap Value	18.64	Vanguard VIF Balanced	14.96
JP Morgan Small Company	15.01	Vanguard VIF Equity Index	15.71
Janus Aspen Mid-Cap Growth	13.31	Vanguard VIF MidCap Index	13.75

Participants in our nonqualified deferred compensation plan can elect to withdraw funds in their accounts in one of the following manners:

•

In-service distribution. Participants can elect for distributions to be made at least five years from the year of deferral. In-service distribution in this case can be made in one lump sum or in annual installments for up to 20 years. Participants can elect to re-defer amounts at least five more years if the election is made at least 12 months prior to distribution, but cannot accelerate the time period over which payments are made.

•

College savings distribution. Participants can elect for annual distributions to be made over a four to six year period, to begin at least three years following the year of deferral. Participants can elect to re-defer amounts at least five more years if the election is made at least 12 months prior to distribution.

•

Retirement distribution. Participants can elect for distributions to be made upon retirement either at age 55 if the participant has at least three years of service at Encore, or age 65 if less than three years of service. Payments can be made in one lump sum or in annual installments for up to 20 years. Participants can elect to re-defer amounts at least five more years or change their distribution option if the election is made at least 12 months prior to distribution, but cannot accelerate the time period over which payments are made.

If the participant’s employment is terminated prior to the distribution date, the vested portion of the participant’s account balance is paid in one lump sum upon termination. If the participant dies prior to the distribution date and prior to retirement, all funds become immediately vested and are distributed either in one lump sum or in annual installments to named beneficiaries, in accordance with the participant’s election. If the participant dies following retirement while distribution payments are being made, payments continue to be made to named beneficiaries. In addition, participants can withdraw all vested funds or a portion of these funds prior to their elected distribution date in the case of certain hardship situations or permanent disability.

POTENTIAL PAYMENTS UPON A TERMINATION OR CHANGE IN CONTROL

This section describes the payments that may be made to Named Executive Officers upon separation pursuant to individual agreements, based on certain assumptions described below. We do not have a separate plan offering separation payments other than the payments offered under these individual agreements, as described in more detail below. For more information on amounts payable to our Named Executive Officers under our nonqualified deferred compensation plan upon termination and other elected payout events pursuant to that plan, see the “Nonqualified Deferred Compensation” table and accompanying narrative above.

Basic Assumptions

The tables presented in this section were prepared assuming each event triggering a payment or other benefit occurred on December 29, 2006 (the last business day of 2006) using the base salaries in effect and the share price of our common stock as of that day (both as required by the SEC). Amounts for accrued but unpaid wages, accrued but unused paid-time off and reimbursable expenses payable upon separation are not reported in the “Salary” column because those are generally amounts that the employee is legally entitled to or amounts that all employees would be entitled to upon similar termination or resignation.

We note that because a change in control did not occur on December 29, 2006, and the executives were not terminated on that date, these tables are merely estimates intended to give the reader a general idea of possible payments upon a termination or change in control. There can be no assurance that a change in control would produce similar results to those described below if it were to occur in the future.

Employment Agreement with J. Brandon Black

Mr. Black’s employment agreement provides certain severance payments and other benefits upon termination by Encore “Without Cause” or resignation for “Good Reason,” in either case prior to or following a “Change of Control” (each of these terms is defined below). In addition, Mr. Black is entitled to a retention bonus upon the occurrence of a “Change of Control.” The amounts that would be owed to Mr. Black pursuant to his agreement were amended in June 2006, among other amendments made to his agreement. These amendments are described in more detail in the Compensation Discussion and Analysis section.

Payments upon a Termination “Without Cause”

Under Mr. Black’s amended agreement, if he were terminated “Without Cause” at any time during the term of his agreement (other than within 12 months following a “Change of Control”), he would be entitled to continue receiving his salary in effect at the time of the termination for the greater of 18 months following his termination or the time remaining under the term of his agreement. The current term of Mr. Black’s agreement expires on June 13, 2008, but is subject to automatic one-year extensions unless either Mr. Black or Encore provides written notice to the other within 270 days of a term extension that the term will not be extended. Assuming a termination date of December 31, 2006, Mr. Black therefore would be entitled to 18 months of his salary as of that date if he were terminated “Without Cause.” Mr. Black would receive these payments as follows: six months of salary would be payable within 30 days of termination, and the remaining amount owed would be payable bi-weekly over our regular payroll schedule beginning six months after the date of termination.

In addition to salary, if Mr. Black were terminated “Without Cause,” he would be entitled to receive a prorated bonus for the period he served during the calendar year of termination equal to the average of the bonuses paid to Mr. Black over the three calendar years immediately preceding the year of termination. Assuming a termination date of December 29, 2006, Mr. Black would receive 100% of the average annual bonuses paid to Mr. Black for service in 2003, 2004 and 2005. The amounts that would be owed to Mr. Black assuming a “Without Cause” termination on December 29, 2006 are provided in the table below.

Payments upon a “Change of Control” and Subsequent Termination “Without Cause”

Under Mr. Black’s amended agreement, if he were terminated “Without Cause” within 12 months following a “Change of Control” (as defined below), he would be entitled to receive 200% of his then-current salary. In addition, Mr. Black would be entitled to receive 200% of the average bonus paid to him over the three calendar years immediately preceding the year of termination. Mr. Black would receive these amounts in a single payment within 75 days of the date of termination, subject to delay if necessary to comply with the provisions of Section 409A. If Mr. Black were terminated “Without Cause” within 12 months of a “Change of Control,” he also would be entitled to continue his health and medical insurance coverage for 18 months following the date of termination. Pursuant to Mr. Black’s agreement, amounts payable upon termination “Without Cause” following a “Change of Control” would not be cumulative with amounts otherwise payable for a termination “Without Cause” absent a “Change of Control.”

In addition, if Mr. Black remained employed through the closing of a “Change of Control,” he would receive a retention bonus equal to 100% of his then-current salary in one lump-sum payment payable within 10 days of the “Change of Control.”

The payments that would be owed to Mr. Black assuming a “Change of Control” occurred on December 29, 2006, and also assuming a termination occurred on December 29, 2006 following a “Change of Control,” are provided in the table below.

Stock Option Acceleration

In addition to cash payments and other benefits to be received upon a termination or upon a “Change of Control,” Mr. Black’s agreement provides for accelerated vesting of his stock option granted on September 11, 2002. Pursuant to the stock option agreement underlying Mr. Black’s option, the shares subject to that option vest in thirds beginning in 2005, with the last installment of 69,444 shares vesting on September 11, 2007. Under Mr. Black’s employment agreement, these remaining unvested shares would vest immediately, however, if, prior to September 11, 2007, Mr. Black were to die or become “Disabled” (as defined below), be terminated “Without Cause,” resign for “Good Reason,” or immediately prior to the closing of any transaction constituting a “Change of Control.” The estimated value of this benefit assuming a triggering date of December 29, 2006 for these various acceleration events is provided in the table below.

In addition, the stock option granted to Mr. Black on May 3, 2005 provides for accelerated vesting of the unvested portion of the option upon death or disability or the occurrence of a change of control, as defined in Mr. Black’s stock option agreement and Encore’s 2005 Stock Incentive Plan. As of December 29, 2006, however, there were no unvested shares under this option with an exercise price less than $12.60 per share, the closing price of Encore’s common stock on December 29, 2006.

Adjustments to Payments and Timing of Payments

The timing of severance payments owed to Mr. Black under his agreement may be delayed as necessary to comply with the provisions of Section 409A. In addition, all severance payments and benefits owed are subject to reduction to the extent necessary to avoid penalties assessed under Section 280G and Section 4999 of the Internal Revenue Code.

Conditions to Receiving Benefits

As a condition to receiving the severance payments and other benefits under his agreement, Mr. Black must agree to a broad release and waiver of claims. In addition, Mr. Black is subject to the following obligations while he is receiving payments and other benefits under his agreement:

•	noncompetition with Encore;

•	nondisparagement of Encore;

•	nonsolicitation of Encore employees; and

•	nondisclosure of Encore’s confidential information.

Definitions

The term “Without Cause” is defined in Mr. Black’s employment agreement to mean a termination other than for death, “Disability,” for “Cause,” upon a voluntary termination by Mr. Black other than for “Good Cause” or our decision not extend the term of the agreement.

The term “Cause” is defined as any one of the following reasons:

•	Fraud or willful misconduct, or gross negligence that results in material adverse event;

•	Willful material misrepresentation to the Board or the Chairman of the Board;

•	Willful failure or refusal to comply with obligations under the agreement or lawful instructions of the Board;

•	Conviction of or entering a guilty plea to any felony;

•	Failure to substantially comply our rules, policies, etc. which could result in material adverse event (with a 5-day cure period after notice); or

•	Willful failure to comply with insider trading policies.

The term “Good Reason” is defined as any one of the following reasons:

•	Substantial and material reduction of responsibilities;

•	Reduction in base salary; or

•	A requirement to relocate outside of the San Diego metropolitan area without consent.

The term “Change of Control” is defined as any one of the following events:

•

Encore is merged into or consolidated with another corporation in a transaction in which, upon completion, Encore’s stockholders beneficially own less than 50% of the total voting securities entitled to vote generally in the election of directors of the surviving company;

•	All or substantially all of the assets of Encore are sold;

•

Any person, other than an employee benefit plan of Encore or any subsidiary of Encore or any entity holding Encore securities under any such plan as an agent or trustee under the plan, acquires 50% or more of our outstanding voting stock entitled to vote generally in the election of directors; or

•	A majority of the Directors on the Board are individuals that were not nominated by the Board of Directors.

These events will not be deemed a “Change of Control” if they occur as a result of:

•

A transaction with a stockholder of Encore holding, as of the date of the agreement, at least 5% of Encore’s voting securities entitled to vote generally in the election of directors, or any affiliate or associate of such person; or

•

In the case of any acquisition of 50% of more of Encore’s voting securities, an acquisition that occurs as a result of Encore acquiring its own stock which in turn reduces the number of shares outstanding.

The term “Disability” is defined in Mr. Black’s agreement as a failure, due to illness or other physical or mental incapacity, to render services as Encore’s President and CEO for a total of 90 days within any 12 month period.

The following table summarizes the payments and value of other benefits payable to Mr. Black under the various triggering events outlined in his agreement and described above:

Payment Trigger	Salary ($)(1)	Bonus ($)(2)	COBRA Reimburse- ment ($)(3)	Fair Market Value of Unvested Options with Accelerated Vesting ($)(4)	Total ($)
Without Cause or For Good Reason Termination(5)	$577,500	$406,888	$20,893	$839,578	$1,844,859
Effective Date of Change of Control	$385,000	—	—	$839,578	$1,224,578
Without Cause or For Good Reason Termination within 12 months of Change of Control	$770,000	$813,776	$20,893	—	$1,604,669
Death or Disability	—	—	—	$839,578	$839,578

(1)	Amounts in this column represent amounts owed in excess of salary and other benefits payable through the last day of employment in accordance with Encore’s standard policies.
(2)	Bonus payable calculated using the average of the bonuses earned by Mr. Black in 2003, 2004 and 2005, multiplied by 100% (in the case of a termination “Without Cause” or for “Good Reason”) or 200% (in the case of such a termination following a “Change of Control”).
(3)	Amounts payable for reimbursement of COBRA expenses are valued based on Encore’s allocated contribution for the insurance coverage held by Mr. Black as of December 29, 2006.
(4)	The fair market values reported in this column are calculated by multiplying the number of shares underlying stock option awards that are in the money and unvested as of December 29, 2006, or 69,444 shares, by the difference between the applicable exercise price of these options ($0.51 per share) and $12.60, the closing price of Encore’s common stock on December 29, 2006.
(5)	Termination “Without Cause” includes termination for “Good Reason” as defined in Mr. Black’s agreement. Termination Salary payable as severance for Without Cause termination is calculated based on 18 months of Mr. Black’s salary as of December 29, 2006, as described above.

Severance Agreement with Paul Grinberg

Similar to Mr. Black, Mr. Grinberg’s severance agreement provides certain payments and other benefits to Mr. Grinberg if he were to be terminated by Encore without “Cause” or resigns for “Good Reason” prior to or following a “Change of Control” (each of these terms is defined below). In addition, Mr. Grinberg also is entitled to a retention bonus upon the occurrence of a “Change of Control.” The amount of the payments owed to Mr. Grinberg pursuant to his agreement were amended in June 2006.

Payments upon a Termination “Without Cause”

Under Mr. Grinberg’s amended agreement, if he were terminated without “Cause” at any time during the term of his agreement (other than within 12 months following a “Change of Control”), he would be entitled to continue receiving his salary in effect at the time of the termination for 12 months following his termination. Mr. Grinberg would receive these payments in accordance with Encore’s regular payroll schedule. The total amount of payments that would be owed to Mr. Grinberg assuming a without “Cause” termination on December 29, 2006 is provided in the table below.

Payments upon a “Change of Control” and Subsequent Termination “Without Cause”

Under Mr. Grinberg’s amended agreement, if he were terminated without “Cause” within 12 months following a “Change of Control” (as defined below), he would be entitled to receive 150% of his highest rate of salary over the preceding 12 month period. In addition, Mr. Grinberg would be entitled to receive 150% of the greater of the average bonus paid to Mr. Grinberg over the two calendar years immediately preceding the year of termination or Mr. Grinberg’s target annual bonus for the year that the “Change of Control” occurs. Mr. Grinberg would receive these payments biweekly over an 18 month period in accordance with Encore’s standard payroll schedule, subject to delay as deemed necessary to comply with Section 409A. Pursuant to Mr. Grinberg’s agreement as amended, amounts payable upon termination without “Cause” following a “Change of Control”

would not be cumulative with amounts otherwise payable for a termination without “Cause” absent a “Change of Control.”

In addition to the above amounts, if Mr. Grinberg remained employed through the closing of a “Change of Control,” he would receive a retention bonus equal to 100% of his highest rate of salary over the preceding 12 month period, payable in one lump-sum within 10 days of the closing of the “Change of Control.”

The payments that would be owed to Mr. Grinberg assuming a “Change of Control” occurred on December 29, 2006, and also assuming a termination occurred on December 29, 2006 following a “Change of Control,” are provided in the table below.

Stock Option Acceleration

In addition to the payments to be received upon a termination or upon a “Change of Control,” the stock options granted to Mr. Grinberg on September 20, 2004 and November 1, 2005 each provide for accelerated vesting of unvested shares under those options upon death or disability or the occurrence of a reorganization event or change of control, as defined in Mr. Grinberg’s stock option agreement and Encore’s 1999 Equity Participation Plan and 2005 Stock Incentive Plan. As of December 29, 2006, however, Mr. Grinberg did not hold any unvested options with an exercise price less than $12.60 per share, the closing price of Encore’s common stock on December 29, 2006.

Restrictive Covenants

As a condition to receiving the severance payments and other benefits under his agreement, Mr. Grinberg must agree to a broad release and waiver of claims. In addition, Mr. Grinberg is subject to the following obligations while he is receiving payments and other benefits under his agreement:

•	noncompetition with Encore for one year following termination;

•	nondisparagement of Encore;

•	nonsolicitation of Encore employees for one year following termination; and

•	nondisclosure of Encore’s confidential information.

Definitions

The term “Cause” is defined in Mr. Grinberg’s agreement as any one of the following reasons:

•	Failure to adhere any legal Encore written policy applicable to all Encore employees;

•	Repeated and consistent failure to substantially perform job duties;

•

Actual or attempted appropriation of material business opportunity of Encore, including attempting to secure or securing any personal profit in connection with any transaction entered into on behalf of Encore;

•	Actual or attempted misappropriation of Encore funds or property;

•	Conviction of or guilty or no-contest plea to a felony or an equivalent crime, a crime of moral turpitude or a crime involving possible imprisonment;

•	Conduct materially injurious to Encore’s reputation or business; or

•	Willful misconduct.

The term “Good Reason” is defined as any one of the following reasons:

•	Significant reduction in responsibilities and authority;

•	Reduction in base salary;

•	A requirement to relocate outside of Southern California without consent; or

•	Failure to transition to the role of Chief Financial Officer by the end of June 2005.

Mr. Grinberg is required to notify Encore in writing of any voluntary resignation for “Good Reason.” If we cure or resolve the “Good Reason” circumstance within 30 days of receiving Mr. Grinberg’s notice, that circumstance can no longer be considered a “Good Reason” triggering rights under Mr. Grinberg’s agreement.

The term “Change of Control” is defined as any one of the following events:

•

any person is or becomes the beneficial owner, directly or indirectly, of securities of Encore representing 50% or more of the combined voting power of Encore’s then outstanding securities entitled to vote in the election of directors of Encore, unless that party owned 10% or more of Encore’s outstanding securities as of the date of the original agreement;

•

a reorganization, merger, consolidation or other corporate transaction involving Encore in which Encore’s stockholders immediately prior to any such transaction do not, immediately after the transaction, own more than 50% of the combined voting power of Encore or other corporation resulting from such transaction; or

•	all or substantially all of the assets of Encore are sold, liquidated or distributed.

The following table summarizes the payments and value of other benefits payable to Mr. Grinberg under the various triggering events outlined in his agreement and described above:

Payment Trigger	Salary ($)(1)	Bonus ($)(2)	Total ($)
Without Cause or For Good Reason Termination	$260,000	—	$260,000
Effective Date of Change in Control	$260,000	—	$260,000
Without Cause or For Good Reason Termination within 12 months of Change in Control	$390,000	$390,000	$780,000

(1)	Amounts in this column represent amounts owed in excess of salary and other benefits payable through the last day of employment in accordance with Encore’s standard policies.
(2)	Represents 150% of the target annual bonus payable to Mr. Grinberg for service through December 29, 2006, which target amount is 100% of Mr. Grinberg’s salary for 2006.

Severance Agreement with Ron L. Eckhardt

We previously entered into a severance agreement with Mr. Eckhardt on June 12, 2005 in connection with his appointment as Executive Vice President and General Manager. This agreement has been superseded and replaced with an Executive Retirement Agreement and Release of Claims that we entered into with Mr. Eckhardt in connection with his retirement from Encore in March 2007. Under the new agreement, Mr. Eckhardt will receive 12 months of his salary as of March 2007 in exchange for having signed a general release and waiver of claims and agreeing to terms of continued cooperation, nondisparagement and nonsolicitation.

Change in Control Severance and Retention Agreements

On June 5, 2006, the Compensation Committee approved Change in Control Severance and Retention Agreements for Ms. Pruitt and Mr. Brooker, as well as Mr. Eckhardt (who has since retired), in connection with Encore’s announcement related to the formation of a Special Committee of the Board to evaluate strategic alternatives for Encore, including a possible sale of Encore. Mr. Eckhardt’s agreement is no longer in effect due to his retirement.

The Special Committee has subsequently concluded the evaluation process and determined not to proceed with a corporate transaction. As a result, the change in control severance agreements and the potential benefits to these executives provided under these agreements will expire on June 5, 2007. Notwithstanding this fact, a summary of the potential benefits payable under these agreements as of year end 2006 (assuming a triggering date of December 29, 2006) is provided in the table below.

The terms and conditions of each of these agreements are substantially the same, except as described below. Under the agreements, if an executive is terminated without “Cause” or resigns for “Good Reason” within 12 months following a “Change in Control” (each of these terms is defined below), the executive is entitled to receive 12 months of salary continuation at his or her highest annual salary over the 12 months prior to the event constituting a “Change in Control.” The timing of these payments is subject to a six-month delay if necessary to avoid tax penalties under the proposed regulations of Section 409A of the Internal Revenue Code of 1986, as amended.

In addition, pursuant to the terms of the agreements, if a “Change in Control” occurs prior to June 5, 2007, each executive is entitled to receive a retention cash award, subject to the executive’s continued employment with Encore on the date of the “Change in Control,” in the amount stated in the table below for each applicable Named Executive Officer in the “Retention Bonus” column. The retention award payable to Ms. Pruitt and Mr. Brooker is 50% of their respective salaries.

All severance payments payable under these agreements are conditioned upon the executive executing a release and waiver of claims and continuing to be bound by certain restrictive covenants, including nonsolicitation, noncompetition, confidentiality and nondisparagement covenants. Any severance payments being paid pursuant to these agreements automatically cease in the event the executive materially breaches any of these restrictive covenants.

In addition to the severance benefits described above, Ms. Pruitt and Mr. Brooker each hold options that provide for accelerated vesting of unvested options in the event of death, disability or a change of control, as defined in their respective stock option agreements and Encore’s 1999 Equity Participation Plan and 2005 Stock Incentive Plan. As of December 29, 2006, however, there were no unvested shares under these options with an exercise price less than $12.60 per share, the closing price of Encore’s common stock on December 29, 2006.

Definitions

The term “Cause” is defined in the change in control severance agreements as any one of the following reasons:

•	Failure to adhere any legal Encore written policy applicable to all Encore employees;

•	Repeated and consistent failure to substantially perform job duties;

•

Actual or attempted appropriation of material business opportunity of Encore, including attempting to secure or securing any personal profit in connection with any transaction entered into on behalf of Encore;

•	Actual or attempted misappropriation of Encore funds or property;

•	Conviction of or guilty or no-contest plea to a felony or an equivalent crime, a crime of moral turpitude or a crime involving possible imprisonment;

•	Conduct materially injurious to Encore’s reputation or business; or

•	Willful misconduct.

The term “Good Reason” is defined as any one of the following reasons:

•	Significant reduction in responsibilities and authority;

•	Reduction in base salary; or

•	A requirement to relocate outside of Southern California without consent.

The term “Change in Control” is defined as any one of the following events:

•

Encore is merged into or consolidated with another corporation, in a transaction in which, upon completion, Encore’s stockholders beneficially own less than 50% of the total voting securities entitled to vote generally in the election of directors of the surviving company;

•	All or substantially all of the assets of Encore are sold;

•

Any person, other than an employee benefit plan of Encore or any subsidiary of Encore or any entity holding Encore securities under any such plan as an agent or trustee under the plan, acquires 50% or more of our outstanding voting stock entitled to vote generally in the election of directors; or

•	A majority of the Directors on the Board are individuals that were not nominated by the Board of Directors.

These events will not be deemed a “Change in Control” if they occur as a result of:

•

A transaction with a stockholder of Encore holding, as of the date of the agreement, at least 5% of Encore’s voting securities entitled to vote generally in the election of directors, or any affiliate or associate of such person; or

•

In the case of any acquisition of 50% of more of Encore’s voting securities, an acquisition that occurs as a result of Encore acquiring its own stock which in turn reduces the number of shares outstanding.

The following table summarizes the payments and value of other benefits payable to Ms. Pruitt and Mr. Brooker under the various triggering events outlined in their agreements and described above (which agreements expire June 5, 2007):

Executive	Retention Cash Award Payable upon a Change in Control ($)	Salary Payable upon Termination Following a Change in Control ($)(1)	Total ($)
Robin R. Pruitt	$112,471	$224,942	$337,413
George Brooker	$82,500	$165,000	$247,500

(1)	Amounts in this column represent amounts owed in excess of salary and other benefits payable through the last day of employment in accordance with Encore’s standard policies.

2006 DIRECTOR COMPENSATION

The following table sets forth the compensation earned by directors that are not also Named Executive Officers for service on our Board during the fiscal year ended December 31, 2006. Compensation earned by or paid to Carl C. Gregory, III for service on the Board in 2006 is included in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Barry R. Barkley	$81,000	$16,295	$97,295
Raymond Fleming	—	—	—
Eric D. Kogan	$136,000	$86,210	$222,210
Alexander Lemond(3)	$149,000	$174,075	$323,075
Richard A. Mandell	$146,000	$396,710	$542,710
Peter W. May	—	—	—
Nelson Peltz(4)	—	—	—

(1)	Amounts reported in this column are amounts earned for service on the Board and various committees during 2006 and include a special one-time retainer fee of $50,000 earned and paid in 2006 to directors that served on the Special Committee of the Board, including Messrs. Barkley, Kogan, Lemond and Mandell. Mr. Kogan earned an additional $50,000 for service in 2006 as Chairman of the Special Committee. This Committee has concluded its review of strategic alternatives as of February 2007.
(2)	No option awards were granted to directors in 2006. Amounts in this column represent the compensation cost recognized for financial statement reporting purposes under SFAS No. 123R in 2006 with respect to awards of options granted in prior periods, adjusted to disregard any estimates of forfeitures. See Note 8 of the consolidated financial statements in Encore’s Annual Report on Form 10-K for the year ended December 31, 2006 regarding assumptions used to determine the valuation of outstanding options. At December 31, 2006, the aggregate number of shares underlying option awards outstanding was: 225,000 for Mr. Barkley, 45,000 for Mr. Kogan; 35,000 for Mr. Lemond; and 90,000 for Mr. Mandell. Options awarded to Mr. Barkley were for service in his former capacity as an officer of Encore and not as a director.
(3)	Mr. Lemond received a prorated service fee of $63,000 in 2006 for service as chairman of the M&A Committee through June 2006. The M&A Committee was suspended in June 2006.
(4)	Mr. Peltz’s term as a director ended as of our 2006 Annual Meeting of Stockholders on June 5, 2006.

Compensation Arrangements with Directors

The Board has established the following compensation arrangements for our non-employee directors who do not represent and are not affiliated with significant stockholders of Encore, and who serve on the Board or standing committees of the Board:

•	An annual retainer of $25,000 for service on the Board;

•	A fee of $1,000 for attendance by phone or in person to meetings of the Board or any committees of the Board;

•	An additional annual retainer of $60,000 payable to the Chairman of the Board; and

•	An additional monthly retainer of $10,000 payable to Carl C. Gregory, III, effective March 1, 2007, for additional services in his capacity as director.

Directors that are also employees of Encore or who represent or are affiliated with our significant stockholders do not receive any fees. However, all directors are reimbursed for their out-of-pocket expenses incurred in attending Board or committee meetings.

Compensation Committee Interlocks And Insider Participation

The members of our Compensation Committee during the fiscal year ended December 31, 2006 were Raymond Fleming, Alexander Lemond, and Peter W. May. None of our Compensation Committee members had an interlocking relationship with our executive officers or directors of another entity during the last fiscal year.

Pursuant to indemnification agreements with our current and former executive officers and directors and underwriting agreements and registration rights agreements that also provide certain rights to indemnification, Encore has advanced the legal fees incurred on behalf of Messrs. Gregory, Barkley, Black, Lemond and Kogan in the defense of litigation involving one of our former officers, as described in Note 11 of the consolidated financial statements in Encore’s Form 10-K and Annual Report for the year ended December 31, 2006. Pursuant to the underwriting agreements and registration rights agreements mentioned above, Encore also has advanced the legal fees incurred on behalf of Triarc Companies, Inc. (“Triarc”) and an executive officer of Triarc in defense of this and related litigation. Triarc is one of our stockholders and an affiliate of Mr. May, a current director of Encore, and of Mr. Peltz, a former director of Encore. Since the beginning of 2006, Encore has advanced approximately $250,000 in such legal fees and costs incurred, including Encore’s costs of defense.

Item 12—Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our common stock as of April 23, 2007, by: (i) each director; (ii) each Named Executive Officer; (iii) each person who is known by us to be the beneficial owner of more than five percent (5%) of our outstanding common stock; and (iv) all directors and executive officers as a group. Calculations of beneficial ownership are based on 22,799,977 shares of our common stock outstanding on April 23, 2007. Except as otherwise indicated, we believe each person has sole voting and investment power, subject to community property laws.

Name of Beneficial Owner	No. of Shares Beneficially Owned(1)	Percent of Class(1)
CNH Partners LLC(2) Residence Two Greenwich Plaza 3rd Floor Greenwich, Connecticut 06830	1,630,667	6.7%

Consolidated Press International Holdings Limited(3) 54-58 Park Street Sydney, NSW 2000, Australia	3,563,805	15.6%

JCF FPK I LP(4)(13) 717 Fifth Avenue 26th Floor New York, New York 10022	5,737,032	25.2%

Nelson Peltz(5) c/o Triarc Companies, Inc. 280 Park Avenue New York, NY 10017	1,921,525	8.4%

Red Mountain Capital Partners LLC(6)(13) 10100 Santa Monica Boulevard Suite 925 Los Angeles, California 90067	3,435,062	15.1%

Schroder Investment Management North America Inc.(7) 875 Third Avenue, 22nd Floor New York, New York 10022	1,450,000	6.4%

Barry R. Barkley(8)(9)	243,616	1.1%

J. Brandon Black(9)	478,889	2.1%

George Brooker(9)	32,466	*

Ron J. Eckhardt(9)	33,334	*

Raymond Fleming	—	*

Carl C. Gregory, III(9)(10)	483,433	2.1%

Paul Grinberg(9)	111,000	*

Eric D. Kogan(9)	142,757	*

Alexander Lemond(9)	35,230	*

Richard A. Mandell(9)	70,000	*

Peter W. May(11)	992,156	4.4%

Robin R. Pruitt(9)	84,504	*

Current directors and executive officers as a group (12 persons)(9)(11)(12)	2,712,385	11.2%

*	Less than one percent.
(1)	The numbers and percentages shown include the shares of common stock owned as of April 23, 2007, as well as the shares of our common stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 23, 2007 upon the exercise of options or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.
(2)	Information with respect to CNH Partners LLC (“CNH”) is based solely on Amendment No. 1 to Schedule 13G filed with the SEC on February 7, 2007 by CNH and CNH CA Master Account, L.P. (“CNH CA”). As of December 31, 2006, CNH and CNH CA shared voting and investment power with respect to Convertible Senior Notes issued by us that are convertible into 1,630,667 shares of our common stock.
(3)	Information with respect to Consolidated Press International Holdings Limited (“CPIHL”) is based solely on Amendment No. 10 to Schedule 13D filed with the SEC on April 23, 2007 by CPIHL and C.P. International Investments Limited (“CPII”). As of April 20, 2007, CPII had sole voting and investment power with respect to the shares and CPIHL may be deemed to have beneficial ownership of these shares by virtue of its ownership of 100% of the capital stock of CPII. Pursuant to a Stock Purchase Agreement dated April 20, 2007 by and among JCF FPK I LLP, Triarc Companies, Inc., Madison West Associates Corp., Peltz Family Limited Partnership, The Leni and Peter May Family Foundation, Jon May, Leslie May Blauner, CPII and Amy Schorr (the “Stock Purchase Agreement”) which is further described in and attached to the amended Schedule 13D, CPII agreed to sell the 3,563,805 shares of common stock to JCF FPK I LP. The closing is scheduled to occur on May 10, 2007.
(4)	Information with respect to JCF FPK I LP (“JCF FPK”) is based solely on a Schedule 13D filed with the SEC on April 23, 2007 by JCF FPK, JCF Associates II-A LP (“JCF Associates”), JCF Associates II-A LLC (“JCF LLC”) and J. Christopher Flowers. JCF FPK, JCF Associates, JCF LLC and Mr. Flowers share voting and investment power with respect to all 5,737,032 of these shares. JCF Associates is the sole general partner of JCF FPK and has control over its affairs and investment decisions, including the power to vote or dispose of the shares held by JCF FPK. JCF LLC is the sole general partner of JCF Associates and has sole control over its affairs and investment decisions, including, indirectly, the power to vote or dispose of the shares held by JCF FPK. Mr. Flowers is the sole member and manager of JCF LLC and thus may be deemed to control JCF LLC and each entity directly or indirectly controlled by JCF LLC (including JCF FPK). As a result of their ownership interest in and control of JCF FPK, each of JCF Associates, JCF LLC and Mr. Flowers may be deemed to control JCF FPK and therefore may be deemed to hold voting and/or investment power over these shares. Mr. Flowers disclaims beneficial ownership of these shares. Pursuant to the Stock Purchase Agreement described in footnote (3) above which is further described in and attached to the Schedule 13D, JCF FPK agreed to acquire the 5,737,032 shares of common stock from the other parties thereto. The closing is scheduled to occur on May 10, 2007.
(5)	Information with respect to Nelson Peltz and affiliates is based solely on Amendment No. 12 to Schedule 13D filed with the SEC on April 23, 2007 by Mr. Peltz, Madison West Associates Corp. (“Madison West”), Triarc Companies, Inc. (“Triarc”) and Peter W. May. Mr. Peltz may be deemed to beneficially own (i) 944,369 shares of common stock directly owned by the Peltz Family Limited Partnership (“Peltz LP”), and (ii) 977,156 shares of common stock beneficially owned by Triarc. As a result of a voting agreement, Mr. Peltz and Mr. May may be deemed to beneficially own, in the aggregate, approximately 34.4% of the voting power of the outstanding Class A Common Stock and Class B Common Stock of Triarc. Mr. Peltz shares voting and dispositive power over the shares owned by the Peltz LP, and he shares with Triarc and Mr. May voting and dispositive power over the 977,156 shares beneficially owned by Triarc. Mr. Peltz disclaims beneficial ownership of such shares. Triarc may be deemed to beneficially own 977,156 shares of common stock, including (i) 875,881 shares directly owned by Madison West and (ii) 101,275 shares directly owned by Triarc. Triarc shares with Madison West, Mr. Peltz and Mr. May voting and dispositive power over 875,881 shares directly owned by Madison West and shares with Mr. Peltz and Mr. May voting and dispositive power over the 101,275 shares directly owned by Triarc. Madison West may be deemed the beneficial owner of 875,881 shares of common stock which are directly owned by it. Madison West shares with Triarc, Mr. Peltz and Mr. May voting and dispositive power over the 875,881 shares owned directly by Madison West. Mr. May may be deemed to beneficially own (i) 977,156 shares of common stock beneficially owned by Triarc, and (ii) 15,000 shares of common stock owned by The Leni and Peter May Family Foundation (the “May Foundation”), of which he is a director. Mr. May shares with Triarc and Mr. Peltz voting and dispositive power over the 977,156 shares owned by Triarc, and he shares voting and dispositive power over the shares owned by the May Foundation. Mr. May disclaims beneficial ownership of all such shares. Pursuant to the Stock Purchase Agreement described in footnote (3) above which is further described in and attached to the amended Schedule 13D, each of Madison West, Triarc, the Peltz LP and the May Foundation agreed to sell 788,381 shares, 91,275 shares, 850,369 shares and 15,000 shares, respectively, of common stock to JCF FPK. The closing is scheduled to occur on May 10, 2007.
(6)

Information with respect to Red Mountain Capital Partners LLC (“RMCP LLC”) is based solely on a Schedule 13D and Amendment No. 1 thereto filed with the SEC on April 16, 2007 and April 23, 2007, respectively, by RMCP LLC, Red Mountain Capital Partners II, LP (“RMCP II”), Red Mountain Capital Partners III, LP (“RMCP III”), RMCP GP LLC (“RMCP GP”), Red Mountain Capital Management, Inc. (“RMCM”) and Willem Mesdag. RMCP II has sole voting and investment power with respect to 748,009 of these shares and RMCP III has sole voting and investment power with respect to 2,687,053 of these shares. RMCP GP is the general partner of each of RMCP II and RMCP III and thus may be deemed to control each of RMCP II and RMCP III. RMCP LLC is the managing member of RMCP GP and thus may be deemed to control RMCP GP and each entity directly or indirectly controlled by RMCP GP. RMCM is the managing member of RMCP LLC and thus may be deemed to control RMCP LLC and each entity directly or indirectly controlled by RMCP LLC. Mr. Mesdag is the president, sole executive officer, sole director and sole shareholder of RMCM and thus may be deemed to control RMCM and each entity directly or indirectly controlled by RMCM. Because each of RMCP GP, RMCP LLC,

RMCM and Mr. Mesdag may be deemed to control RMCP II and RMCP III, each of RMCP GP, RMCP LLC, RMCM and Mr. Mesdag may be deemed to beneficially own, and to have the power to vote or direct the vote, or dispose or direct the disposition of, all of the these shares. Each of RMCM and Mr. Mesdag disclaims beneficial ownership of these shares. RMCP III purchased 1,650,000 of such shares from Second Curve Opportunity Fund, L.P. and Second Curve Opportunity Fund International, Ltd. pursuant to a Stock Purchase Agreement dated April 5, 2007.

(7)	Information with respect to Schroder Investment Management North America Inc. (“Schroder”) is based solely on a Schedule 13G filed with the SEC on February 14, 2006 by Schroder and Schroder Investment Management Limited (“Schroder Limited”). As of December 31, 2005, Schroder had sole voting and investment power with respect to 1,445,800 shares and Schroder Limited had sole voting and investment power with respect to 4,200 shares.
(8)	Includes 18,616 shares held by Mr. Barkley as trustee of a trust for his benefit.
(9)	Includes the following number of shares of common stock that may be issued upon the exercise of options that are exercisable within 60 days of April 23, 2007: for Mr. Barkley, 225,000 shares; for Mr. Black, 473,889 shares; for Mr. Brooker, 32,466 shares; for Mr. Eckhardt, 33,334 shares; for Mr. Gregory, 373,333 shares; for Mr. Grinberg, 111,000 shares; for Mr. Kogan, 31,667 shares; for Mr. Lemond, 23,334 shares; for Mr. Mandell, 70,000 shares; for Ms. Pruitt, 84,504 shares; and for all directors and executive officers as a group, 1,463,527 shares.
(10)	Includes 100 shares held by a daughter who shares Mr. Gregory’s household.
(11)	Information with respect to Mr. May and affiliates is based solely on Amendment No. 12 to Schedule 13D filed with the SEC on April 23, 2007 by Mr. May, Madison West, Triarc, and Mr. Peltz. Mr. May may be deemed to beneficially own (i) 15,000 shares of common stock owned by the May Foundation, of which he is a director, and (ii) 977,156 shares of common stock beneficially owned by Triarc. As a result of a voting agreement, Mr. May and Mr. Peltz may be deemed to beneficially own, in the aggregate, approximately 34.4% of the voting power of the outstanding Class A Common Stock and Class B Common Stock of Triarc. The 977,156 shares beneficially owned by Triarc include (i) 875,881 shares directly owned by Madison West and (ii) 101,275 shares directly owned by Triarc. See footnote (5) above. Mr. May shares with Triarc and Mr. Peltz voting and dispositive power over the 975,156 shares beneficially owned by Triarc, and he shares voting and dispositive power over the shares owned by the May Foundation. Mr. May disclaims beneficial ownership of all such shares. Pursuant to the Stock Purchase Agreement described in footnote (3) above, each of the May Foundation, Madison West and Triarc agreed to sell 15,000 shares, 788,381 shares and 91,275 shares, respectively, of common stock to JCF FPK. The closing is scheduled to occur on May 10, 2007.
(12)	Excludes beneficial ownership of Mr. Eckhardt, who retired from Encore effective March 29, 2007.
(13)	According to the Schedule 13D filed by JCF FPK and its affiliates referred to in footnote (3) above (collectively, “JCF FPK Entities”) and Amendment No. 1 to Schedule 13D filed by RMCP LLC and its affiliates referred to in footnote (4) above (collectively, “Red Mountain”), representatives of the JCF FPK Entities and representatives of Red Mountain have held preliminary discussions regarding the possibility that, if the JCF FPK Entities were to acquire shares of Encore common stock, the JCF FPK Entities and Red Mountain might collaborate with each other with respect to their respective ownership of shares of our common stock, and that, among other things, such collaboration might include agreements regarding the voting, disposition or acquisition of common stock of Encore, as well as representation on Encore’s Board of Directors. On April 20, 2007, JCF FPK and RMCP LLC signed a letter, a copy of which was attached to the foregoing Schedule 13D and the Amendment No. to Schedule 13D, in which they acknowledged these discussions and confirmed their mutual intentions to continue those discussions with each other with a view to defining the scope and terms of any such collaboration and, if each of them determines in its sole discretion to do so, to enter into a written agreement with respect thereto.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table gives information about our existing equity compensation plans (including individual compensation arrangements) as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, RSUs and rights		Weighted-average exercise price of outstanding options, warrants, RSUs and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,582,718	(1)	$7.28	(2)	1,033,942
Total	2,582,718	(1)	$7.28	(2)	1,033,942

(1)	Includes 47,700 RSUs issued and outstanding.
(2)	Represents the weighted-average exercise price of outstanding stock options and does not include unvested RSUs outstanding as of at December 31, 2006, which have a weighted-average grant date fair value of $16.19.

Item 13—Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Policy and Procedures

Pursuant to our Audit Committee’s charter, the Audit Committee is designated to review and approve all related-party and conflict of interest transactions. Encore does not currently have a separate policy related to such transactions.

Related Person Transactions

We have entered into indemnification agreements with each of our officers and directors pursuant to which we agreed to indemnify each officer and director to the fullest extent authorized by law against certain expenses and losses arising out of claims related to the service by such person as an officer or member of our Board of Directors or in certain other capacities.

Pursuant to these agreements and underwriting agreements and registration rights agreements that also provide certain rights to indemnification, Encore has advanced the legal fees incurred on behalf of Messrs. Gregory, Barkley, Black, Lemond and Kogan in the defense of litigation involving one of our former officers, as described in Note 11 of the consolidated financial statements in Encore’s Form 10-K and Annual Report for the year ended December 31, 2006. Pursuant to the underwriting agreements and registration rights agreements mentioned above, Encore also has advanced the legal fees incurred on behalf of Triarc Companies, Inc. (“Triarc”) and an executive officer of Triarc in defense of this and related litigation. Triarc is one of our stockholders and an affiliate of Mr. May, a current director of Encore, and of Mr. Peltz, a former director of Encore. Since the beginning of 2006, Encore has advanced approximately $250,000 in such legal fees and costs incurred, including Encore’s costs of defense.

Director Independence

The Board of Directors has determined that Messrs. Fleming, Kogan, Lemond, Mandell, and May are each an “independent director” within the meaning of Nasdaq listing standards, which directors constitute a majority of the Board. The Independent Board members meet without management present at least twice a year following regularly scheduled Board meetings. The Chairman of the Board, Mr. Mandell, presides over meetings of the independent directors.

Item 14—Principal Accountant Fees and Services

Audit and Non-Audit Fees

We were billed by BDO Seidman, LLP, our independent registered public accounting firm, for the following fees for services provided during the fiscal years ended December 31, 2006 and 2005 (in thousands):

	2006		2005
Audit Fees	$462	(1)	$637	(2)
Audit-Related Fees	100		404	(3)
Tax Fees	6		1
All Other Fees

Total	$568		$1,042

(1)

Includes $180,000 relating to the audit of our 2006 consolidated financial statements included in our Annual Report on Form 10-K and $90,000 relating to the reviews of our 2006 quarterly consolidated financials statements included in our Quarterly Reports on Form 10-Q. Also includes $17,500 associated with the review of SEC forms and filings, and attendance at stockholder and Audit Committee meetings. In 2006, audit fees also include fees for professional services rendered for the audit of: (i) management’s assessment of the effectiveness of internal control over financial reporting; and (ii) the effectiveness of internal control over financial reporting.

(2)	Includes $203,225 relating to the audit of our 2005 consolidated financial statements included in our Annual Report on Form 10-K and $90,000 relating to the reviews of our 2005 quarterly consolidated financials statements included in our Quarterly Reports on Form 10-Q. Also includes $84,705 associated with the review of SEC forms and filings, and attendance at stockholder and Audit Committee meetings. In 2005, audit fees also include fees for professional services rendered for the audit of: (i) management’s assessment of the effectiveness of internal control over financial reporting; and (ii) the effectiveness of internal control over financial reporting.
(3)	Includes fees related to consulting associated with our acquisitions and financing during the year as well as out of pocket expenses.

Audit Fees

Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, assistance with and review of documents filed with the SEC and audit and consulting fees associated with the implementation and testing of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Audit Related Fees

Audit-related fees are assurance related services that traditionally are performed by the independent accountant, such as: employee benefit plan audits; due diligence related to mergers and acquisitions; internal control reviews; attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

Tax Fees

Tax fees include corporate, international and employee benefit services, in addition to expatriate related services.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee has adopted a policy requiring pre-approval of all audit, review and attest engagements and engagements for permitted non-audit services provided by the independent registered public accounting firm to Encore and any of its affiliates. The Audit Committee may pre-approve predictable and recurring services by category on an annual basis. The Audit Committee may delegate pre-approval authority to one or more of its members if the aggregate estimated fees for such services will not exceed $50,000 for any applicable fiscal year. The member to whom such authority is delegated must report any pre-approval granted to the Audit Committee at its next scheduled meeting.

In accordance with applicable SEC regulations, permitted non-audit services may be performed without pre-approval if: (1) the services were not recognized by Encore at the time of engagement to be non-audit services; (2) the aggregate amount of fees for all such services provided constitutes no more than 5% of the total amount of revenues paid by Encore to the independent registered public accounting firm during a fiscal year; (3) the services are brought promptly to the attention of the Audit Committee; and (4) the approval is given prior to the completion of the audit. The Chief Financial Officer is responsible for bringing to the attention of the Audit Committee any such services that were not pre-approved because they were not recognized by Encore at the time of engagement to be non-audit services. The Audit Committee pre-approved 100% of the audit-related and tax services provided by our independent registered public accounting firm for the fiscal years ended December 31, 2006 and 2005.

PART IV

Item 15—Exhibits and Financial Statement Schedules

The following documents are being filed as part of this report on Form 10-K/A:

(b) Exhibits.

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/S/ J. BRANDON BLACK
J. Brandon Black President and Chief Executive Officer

Date: April 30, 2007

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934.