Form 10-Q
period 2007-03-31
ENCORE CAPITAL GROUP INC
filed 2007-05-08
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2007
Common Stock, $0.01 par value	22,799,977 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	March 31, 2007 (Unaudited)	December 31, 2006(A)

Assets
Cash and cash equivalents	$6,873	$10,791
Restricted cash	4,139	4,660
Accounts receivable, net	4,407	2,599
Investment in receivable portfolios, net	316,522	300,348
Property and equipment, net	5,200	5,249
Prepaid income tax	4,381	3,727
Purchased servicing asset	803	1,132
Forward flow asset	24,027	27,566
Other assets	23,210	21,903
Goodwill	13,735	13,735
Identifiable intangible assets, net	3,360	3,628

Total assets	$406,657	$395,338

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$19,570	$23,744
Accrued profit sharing arrangement	5,784	6,869
Deferred tax liabilities, net	13,245	10,667
Deferred revenue	2,387	2,156
Purchased servicing obligation	463	634
Debt	207,071	200,132

Total liabilities	248,520	244,202

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,797 shares and 22,781 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	228	228

Additional paid-in capital	67,854	66,532
Accumulated earnings	89,590	83,933
Accumulated other comprehensive income	465	443

Total stockholders’ equity	158,137	151,136

Total liabilities and stockholders’ equity	$406,657	$395,338

(A) Derived from the audited consolidated financial statements as of December 31, 2006.

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Revenue from receivable portfolios, net	$62,153	$57,574
Servicing fees and other related revenue	3,222	2,906

Total revenues	65,375	60,480

Operating expenses
Salaries and employee benefits	17,186	16,279
Stock-based compensation expense	801	1,381
Cost of legal collections	17,621	11,278
Other operating expenses	5,744	6,446
Collection agency commissions	3,294	4,613
General and administrative expenses	4,271	3,733
Depreciation and amortization	869	960

Total operating expenses	49,786	44,690

Income before other income (expense) and income taxes	15,589	15,790

Other income (expense)
Interest expense	(6,155)	(7,951)
Other income	116	50

Total other expense	(6,039)	(7,901)

Income before income taxes	9,550	7,889
Provision for income taxes	(3,893)	(3,211)

Net income	$5,657	$4,678

Basic—earnings per share computation:
Net income available to common stockholders	$5,657	$4,678

Weighted average shares outstanding	22,783	22,681

Earnings per share – Basic	$0.25	$0.21

Diluted—earnings per share computation:
Net income available to common stockholders	$5,657	$4,678

Weighted average shares outstanding	22,783	22,681
Incremental shares from assumed conversion of stock options	531	1,132

Diluted weighted average shares outstanding	23,314	23,813

Earnings per share – Diluted	$0.24	$0.20

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2006	22,781	$228	$66,532	$83,933	$443	$151,136
Net income	—	—	—	5,657	—	5,657	$5,657
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	22	22	22
Exercise of stock options	16	—	14	—	—	14	—
Stock-based compensation related to stock options	—	—	801	—	—	801	—
Tax benefit related to stock option exercises	—	—	24	—	—	24	—
Tax benefit from convertible note interest expense	—	—	483	—	—	483	—

Balance at March 31, 2007	22,797	$228	$67,854	$89,590	$465	$158,137	$5,679

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Gross collections	$90,541	$87,616

Less:
Amounts collected on behalf of third parties	(129)	(168)
Amounts applied to principal on receivable portfolios	(28,476)	(29,579)
Servicing fees	31	51
Operating expenses	(50,896)	(41,580)
Interest payments	(3,391)	(2,187)
Contingent interest payments	(4,319)	(7,455)
Other income	116	50
Decrease (increase) in restricted cash	521	(1,090)
Income taxes	(1,899)	(249)
Excess tax benefits from stock-based payment arrangements	(52)	(730)

Net cash provided by operating activities	2,047	4,679

Investing activities
Purchases of receivable portfolios	(41,847)	(24,688)
Collections applied to principal of receivable portfolios	28,476	29,579
Proceeds from put-backs of receivable portfolios	953	1,148
Purchases of property and equipment	(552)	(265)

Net cash (used in) provided by investing activities	(12,970)	5,774

Financing activities
Proceeds from notes payable and other borrowings	7,000	3,000
Repayment of notes payable and other borrowings	—	(14,555)
Proceeds from exercise of common stock options	14	144
Excess tax benefits from stock-based payment arrangements	52	730
Repayment of capital lease obligations	(61)	(59)

Net cash provided by (used in) financing activities	7,005	(10,740)

Net decrease in cash	(3,918)	(287)
Cash and cash equivalents, beginning of period	10,791	7,026

Cash and cash equivalents, end of period	$6,873	$6,739

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$5,657	$4,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	869	960
Amortization of loan costs	303	400
Stock-based compensation expense	801	1,381
Tax benefit from convertible note interest expense	483	430
Tax benefit from stock option exercises	24	786
Deferred income tax expense	2,578	722
Excess tax benefits from stock-based payment arrangements	(52)	(730)
(Reversal) impairment on receivable portfolios, net	(217)	288
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	521	(1,090)
(Increase) decrease in other assets	(3,089)	1,981
(Increase) decrease in prepaid income tax	(654)	1,106
Decrease in accrued profit sharing arrangement	(1,085)	(2,769)
Increase in deferred revenue and purchased service obligation	60	580
Decrease in accounts payable and accrued liabilities	(4,152)	(4,044)

Net cash provided by operating activities	$2,047	$4,679

See accompanying notes to condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business, and Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, telecom, and healthcare receivables purchased from national financial institutions, major retail credit corporations, telecom companies, hospitals, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 6 for further discussion of the Company’s debt.

Note 2: Summary of Significant Accounting Policies

Financial Statement Preparation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the assets, liabilities and operating results of its majority-owned subsidiaries. The ownership of the other interest holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

Effects of New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company has analyzed the effects of the new standard and its potential impact on its financial statements. The Company has determined that the effects of FIN No. 48 do not have a material impact on its consolidated financial statements.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.

Note 3: Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting For Stock-Based Compensation.” SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted and restricted stock issued (“Performance Shares”), as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

The expected life of options granted, expected volatility, and forfeitures are based on data specific to each employee class under the assumptions that different classes of employees can act differently because of title, rank, number of options granted, and other like characteristics. For the purposes of this analysis, these classes include: (i) officers (as defined under Section 16 of the Securities Exchange Act of 1934) and (ii) all others receiving options. The assumptions below are used by the Company to determine the fair value of stock-based awards.

Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company retained an independent third party to perform valuation procedures in order to determine the expected life of the options, which took into account the percentage of option exercises, the percentage of options that expire unexercised, and the percentage of options outstanding. The Company used this valuation to determine the expected life of the options, which are 5.2 years for officers and 4.7 years for all others.

Expected Volatility. The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options, which is 5.2 years for officers and 4.7 years for all others.

Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. SFAS No. 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior five years as a proxy for forfeitures. Based on the internal analysis, the expected forfeiture rates were determined to be 10.6% of options granted to officers and 11.5% of options granted to all others.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted to officers for the quarter ended March 31, 2007, and no options granted during the quarter ended March 31, 2006):

Three months Ended March 31, 2007
Weighted average fair value of options granted	$7.52
Risk free interest rate	4.8%
Dividend yield	0.0%
Volatility factor of the expected market price of the Company’s common stock	79.0%
Weighted-average expected life of options	4.7 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the three months ended March 31, 2007, $0.8 million was recognized as stock-based compensation expense under

SFAS No. 123R. Unrecognized compensation cost related to stock options and performance shares as of March 31, 2007 was $7.8 million and the weighted-average life of these outstanding stock options and performance shares is approximately 2.9 years. The fair value of options vested remained consistent at $0.5 million during the three months ended March 31, 2007 and 2006.

Performance Shares activity and related information is as follows for the three months ended March 31, 2007:

Performance Shares	Non-Vested Shares	Weighted-Average Grant Date Fair Value
Beginning of period December 31, 2006	47,700	$16.19
Awarded	—	—
Released	—	—
Cancelled/forfeited	(8,100)	16.19

End of period as of March 31, 2007	39,600	$16.19

A summary of the Company’s stock option activity and related information is as follows for the three months ended March 31, 2007:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,535,018	$0.35 - $20.30	$10.25
Granted	95,500	11.30	11.30
Cancelled/forfeited	(113,699)	16.17 - 20.30	17.86
Exercised	(15,666)	0.35 - 1.30	0.88

Outstanding at March 31, 2007	2,501,153	$0.35 - $20.30	$10.00	$8,296

Exercisable at March 31, 2007	1,566,856	$0.35 - $20.30	$7.42	$7,641

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.1 million and $1.7 million, respectively. As of March 31, 2007, the weighted-average remaining life of options outstanding and options exercisable was 6.95 years and 6.21 years, respectively.

The following table summarizes outstanding and exercisable options as of March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life	Number Outstanding	Weighted-Average Exercise Price
$0.35 - $0.52	611,665	$0.50	5.43	542,221	$0.50
1.00	200,004	1.00	3.96	200,004	1.00
1.30	65,832	1.30	5.83	65,832	1.30
2.95	37,500	2.95	6.06	37,500	2.95
4.50	833	4.50	6.10	833	4.50
10.60	42,000	10.60	9.18	—	—
11.00	166,668	11.00	6.58	166,668	11.00
11.30	95,500	11.30	9.82	—	—
11.94	75,000	11.94	9.40	—	—
12.01	74,999	12.01	6.58	74,999	12.01
14.59	10,500	14.59	9.07	—	—
15.42	300,000	15.42	8.09	100,000	15.42
16.17	97,500	16.17	7.02	65,006	16.17
16.19	276,484	16.19	8.59	97,124	16.19
16.93	10,000	16.93	7.10	6,667	16.93
17.83	35,000	17.83	8.20	11,667	17.83
18.02	83,334	18.02	8.34	50,001	18.02
18.63	250,000	18.63	7.47	100,000	18.63
20.09	60,000	20.09	7.84	40,000	20.09
20.30	8,334	20.30	7.92	8,334	20.30

$0.35 - $20.30	2,501,153	10.00	6.95	1,566,856	7.42

The Financial Accounting Standards Board issued Statement No. 128 (“SFAS No. 128”), “Earnings per Share,” which requires companies to disclose the number of stock options that have the potential to dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive in the periods presented. As of March 31, 2007 and 2006, stock options that could potentially dilute basic earnings per share were 1,543,319 and 520,000, respectively. These options were excluded from the calculation of diluted earnings per share in the Statements of Operations, as their inclusion would have been anti-dilutive. In addition, performance share grants have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on the Company’s performance.

Note 4: Investment in Receivable Portfolios, Net

In accordance with the provisions of AICPA Statement of Position 03-03 (“SOP 03-03”), “Accounting for Certain Debt Securities in a Transfer,” discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with SOP 03-03, the Company accounts for its investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”), to the cost basis of the pool, which is to remain unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated Statement of Operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. At March 31, 2007, there were no portfolios accounted for using the cost recovery method.

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

	Three Months Ended March 31, 2007
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2006	$38,967	$417,981	$456,948
Revenue recognized, net	(5,108)	(57,045)	(62,153)
(Reductions) additions on existing portfolios	(3,956)	20,438	16,482
Additions for current purchases	—	52,980	52,980

Balance at March 31, 2007	$29,903	$434,354	$464,257

	Three Months Ended March 31, 2006
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(6,507)	(51,067)	(57,574)
(Reductions) additions on existing portfolios	(6,615)	7,176	561
Additions for current purchases	—	28,708	28,708

Balance at March 31, 2006	$43,994	$345,778	$389,772

During the three months ended March 31, 2007, the Company purchased receivable portfolios with a face value of $2.5 billion for $45.4 million, or a purchase cost of 1.8% of face value. The estimated collections at acquisition for these portfolios amounted to $98.4 million. During the three months ended March 31, 2006, the Company purchased receivable portfolios with a face value of $558.6 million for $27.1 million, or a purchase cost of 4.9% of face value. The estimated collections at acquisition for these portfolios amounted to $55.8 million. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2007 and 2006, approximately $5.1 million and $6.5 million, respectively, was recognized as revenue on portfolios for which the related cost basis had been fully recovered.

The following table summarizes the changes in the net balance of the investment in receivable portfolios during the three months ended March 31, 2007 (in thousands, except percentages):

	For the Three Months Ended March 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	45,386	—	—	45,386
Gross collections[1]	(85,304)	—	(4,837)	(90,141)
Basis adjustments	(953)	—	—	(953)
Revenue recognized[1]	56,828	—	4,837	61,665
Impairment, net	217	—	—	217

Balance, end of period	$316,522	$—	$—	$316,522

Revenue as a percentage of collections	66.6%	0.0%	100.0%	68.4%

[1]

Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the three months ended March 31, 2007 (in thousands):

Valuation Allowance
Balance at December 31, 2006	$4,522
Provision for impairment losses	1,008
Reversal of prior allowance	(1,225)

Balance at March 31, 2007	$4,305

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended March 31,
	2007	2006
Collection sites	$33,995	$41,282
Legal collections	39,730	25,771
Sales	7,297	7,109
Collection agencies	8,817	12,964
Other	702	490

Gross collections for the period	$90,541	$87,616

Note 5: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Debt issuance costs	$4,002	$4,272
Deferred court costs, net	13,441	10,934
Deferred compensation assets	3,108	4,256
Prepaid employment agreement	944	1,111
Other	1,715	1,330

	$23,210	$21,903

Note 6: Debt

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2007	December 31, 2006

Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	106,669	99,669
Capital Lease Obligations	402	463

	$207,071	$200,132

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears on March 19 and September 19 of each year, commencing March 19, 2006. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes were convertible, prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represented an initial conversion price of approximately $22.34 per share, subject to adjustment. As of March 31, 2007, the Company has been making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

Holders may also surrender their Convertible Notes for conversion anytime on or after March 19, 2010 until the close of business on the trading day immediately preceding September 19, 2010, regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions on the last day of a reporting period, or during the twelve months prior to September 19, 2010, the Company would write off to expense all remaining unamortized debt issuance costs in that period.

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

Revolving Credit Facility

During 2005, the Company entered into a three-year revolving credit facility (the “Revolving Credit Facility”), to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet the needs of the Company, and is due to expire in May 2010.

On February 2007, the Company amended the Revolving Credit Facility. This recent amendment allows for the Company to buy back up to $50 million of a combination of its common stock and Convertible Notes, subject to compliance with covenants and available borrowing capacity. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the Convertible Notes. This amendment also reset the Company’s minimum net worth threshold.

As explained in Note 11, Subsequent Events, effective May 1, 2007, the Company amended the facility in connection with an agreement reached with the lender under the Company’s Secured Financing Facility.

Other provisions of the amended Revolving Credit Facility remain unchanged following the most recent amendment, and include:

•

Interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 225 basis points, depending on the Company’s leverage; or (b) the higher of the federal funds rate then in effect plus a spread of 50 basis points or the prime rate then in effect.

•

An aggregate revolving commitment of $200.0 million, (with an expansion feature to $250.0 million) subject to borrowing base availability, with $5.0 million sub-limits for swingline loans and letters of credit.

•

A borrowing base provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by 3% per month beginning after the third complete month subsequent to the initial purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, or (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005.

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens.

•	Events of default, which upon occurrence, may permit the lenders to terminate the Revolving Credit Facility and declare all amounts outstanding to be immediately due and payable.

•

Collateralization of all assets of the Company, except for the assets of the Company’s wholly-owned subsidiary, MRC Receivables Corporation, in which the Company’s former secured lender has a first priority security interest.

At March 31, 2007, of the $200.0 million commitment, our outstanding balance was $106.7 million, which bore a weighted average interest rate of 7.4%. Our aggregate borrowing base was $193.8 million, of which $87.1 million was available for future borrowings.

Secured Financing Facility

The Company repaid in full the principal balance of the Secured Financing Facility at the end of 2006 and will make no further borrowings under that facility. As of March 31, 2007, the Company and the lender share the residual collections, net of servicing fees paid to the Company. The residual collections paid to the lender are classified as contingent interest. The sharing in residual cash flows continues for the entire economic life of the receivable portfolios financed using this facility and extends substantially beyond the December 31, 2004 expiration date of the Secured Financing Facility. Estimates of the residual cash flows to be paid to the lender are used to determine an effective interest rate and are accrued each period as contingent interest.

As explained in Note 11, Subsequent Events, effective May 1, 2007, the Company entered into an agreement with the lender under the Secured Credit Facility to terminate future contingent interest payments, in exchange for a one-time payment of $16.9 million.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Stated interest	$—	$477
Contingent interest	3,235	4,687

Total	$3,235	$5,164

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,372 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%. Capital lease obligations outstanding as of March 31, 2007 were $0.4 million.

Note 7: Income Taxes

The Company recorded an income tax provision of $3.9 million, reflecting an effective rate of 40.8% of pretax income during the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2007 consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8% and the effect of permanent book versus tax differences of 0.1%. For the three months ended March 31, 2006, the Company recorded an income tax provision of $3.2 million, reflecting an effective rate of 40.7% of pretax income. The effective tax rate for the three months ended March 31, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), and a provision for state taxes of 8.8%.

Note 8: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller sorted by total aggregate costs for the three months ended March 31, 2007 and 2006, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For The Three Months Ended
	March 31, 2007		March 31, 2006
	Cost	%	Cost	%
Seller 1	$17,129	37.6%	$10,802	39.8%
Seller 2	7,931	17.5%	3,622	13.4%
Seller 3	6,939	15.3%	—	—
Seller 4	5,116	11.3%	—	—
Seller 5	4,535	10.0%	—	—
Seller 6	1,314	2.9%	—	—
Seller 7	732	1.6%	—	—
Seller 8	704	1.6%	—	—
Seller 9	663	1.5%	—	—
Seller 10	196	0.4%	—	—
Other	127	0.3%	12,667	46.8%

	$45,386	100.0%	$27,091	100.0%
Adjustments[1]	(54)		—

Purchases, net	$45,332		$27,091

1 Adjusted for put-backs, account recalls and replacements.

Note 9: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion, which is pending. On June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal. This motion was granted on March 27, 2007. On April 9, 2007, the plaintiff filed a motion requesting an accelerated early neutral evaluation conference, which the court denied on April 16, 2007. Management of the Company believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (Triarc), which at the time, was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against the Company. To date, a class has been certified in two of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. There are a number of other lawsuits, claims and counterclaims pending or threatened against the Company. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees or agents. Although litigation is inherently uncertain, based on past experience, established reserves, the information currently available and the possible availability of insurance and/or indemnification in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Purchase Commitments

In connection with the Company’s acquisition of Jefferson Capital Group in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of March 31, 2007, future minimum purchase commitments under this agreement are as follows (amounts in thousands):

2007	2008	2009	2010	Total
$26,294	$35,059	$35,059	$17,529	$113,941

The purchase commitment above assumes that the remaining commitment as of March 31, 2007 will be incurred ratably over the remaining term of such agreement.

Note 10: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and Convertible Notes. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During the quarter ended March 31, 2007, the Company did not repurchased any of its common stock or its convertible senior notes under this program.

Note 11: Subsequent Events

Derivative Instruments

On April 11, 2007, the Company entered into two separate interest rate swap agreements intended to more effectively manage interest rates by establishing a set level of fixed rates associated with a portion of the borrowings under its Revolving Credit Facility. The first agreement is for a notional amount of $25 million, a term of three years and a fixed interest rate of 4.99%. The second agreement is for a notional amount of $25 million, a term of four years and a fixed interest rate of 5.01%. Giving effect to these hedges, the interest rate the Company will pay on $50 million of the outstanding balance under the Revolving Credit Facility will be the fixed interest rates mentioned above plus the required credit spread, which ranges from 175 to 225 basis points. The Company anticipates that these hedges will be classified as effective cash flow hedges under FAS 133, “Accounting for Derivative Instruments and Hedge Activities, as amended.”

Secured Financing Facility

On May 7, 2007, the Company entered into an agreement with the lender under the Company’s Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement effectively eliminates all future Contingent Interest payments and releases the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. These receivables will become subject to the general lien that the lenders under the Revolving Credit Facility have on all of the Company’s assets. The Company also amended its Revolving Credit Facility to exclude the Statement of Operations impact of this payment from its financial covenant calculations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-K. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), for which we claim the protection of the safe harbor of the Reform Act. See “Part II, Item 1A—Risk Factors” for more discussion on our forward-looking statements.

In addition to historical information, the following discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements involve risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report. The Company claims the protection of the safe harbor of the Reform Act for forward-looking statements.

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

Results for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 are as follows:

•	Gross collections on receivable portfolios increased $2.9 million, or 3.3%, to $90.5 million.

•	Revenue, excluding Ascension’s bankruptcy servicing fees of $3.2 million, increased $4.6 million, or 8.0%, to $62.2 million. Total revenue increased $4.9 million, or 8.1%, to $65.4 million.

•	Net income increased $1.0 million, or 20.9%, to $5.7 million.

Gross collections increased from the prior year’s quarter primarily due to higher purchasing volumes in the fourth quarter of 2006 and first quarter of 2007 compared to the fourth quarter of 2005 and first quarter of 2006 and increased collections from our recent collection initiatives.

Revenue and net income were higher for the three months ended March 31, 2007 compared to March 31, 2006 due to accretion revenue associated with higher purchasing volumes in the fourth quarter of 2006 and the first quarter of 2007 compared to the fourth quarter of 2005 and the first quarter of 2006, increased accretion revenue associated with extending our collection forecast in the second quarter of 2006 from 60 months to 72 months, and increased accretion revenue related to new operating initiatives. These factors were offset by a greater portion of our revenues coming from 2004 to 2007 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004.

Even though we were able to increase our purchasing volume for the quarter ended March 31, 2007, compared to the same period last year, the market for the purchase of unsecured charged-off consumer debt remains competitive. Our ability to grow revenue will be based on our ability to purchase portfolios in excess of the amount that we amortize existing portfolios and to increase the liquidation on our existing portfolios, which will enable us to increase the internal rates of return applied to the cost basis of our portfolios.

Revenue associated with bankruptcy servicing fees earned from Ascension Capital, a provider of bankruptcy services to the finance industry, increased for the quarter ended March 31, 2007, compared to the same period last year. Although bankruptcy placements have not returned to the levels experienced prior to the new Bankruptcy Reform Act (the “Act”), which became effective in October 2005, they have increased from the historically low levels experienced in late 2005 and early 2006 following the effective date of the Act. We believe the large volume of bankruptcy filings in October 2005, just prior to the effective date of the Act, continue to have a negative effect on the current number of new bankruptcy placements, but expect new placement levels to return to historical levels sometime in the near future.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement effectively eliminates all future Contingent Interest payments and releases the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. See “Interest Expense” below for additional information.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2007		2006
Revenue
Revenue from receivable portfolios, net	$62,153	95.1%	$57,574	95.2%
Servicing fees and other related revenue	3,222	4.9%	2,906	4.8%

Total revenue	65,375	100.0%	60,480	100.0%

Operating expenses
Salaries and employee benefits	17,186	26.3%	16,279	26.9%
Stock-based compensation expense	801	1.2%	1,381	2.3%
Cost of legal collections	17,621	27.0%	11,278	18.6%
Other operating expenses	5,744	8.8%	6,446	10.7%
Collection agency commissions	3,294	5.1%	4,613	7.6%
General and administrative expenses	4,271	6.5%	3,733	6.2%
Depreciation and amortization	869	1.3%	960	1.6%

Total operating expenses	49,786	76.2%	44,690	73.9%

Income before other income (expense) and income taxes	15,589	23.8%	15,790	26.1%

Other income (expense)

Interest expense	(6,155)	(9.4%)	(7,951)	(13.2%)
Other income	116	0.2%	50	0.1%

Total other expense	(6,039)	(9.2%)	(7,901)	(13.1%)

Income before income taxes	9,550	14.6%	7,889	13.0%
Provision for income taxes	(3,893)	(5.9%)	(3,211)	(5.3%)

Net income	$5,657	8.7%	$4,678	7.7%

Comparison of Results of Operations

Revenue

Our revenue consists primarily of accretion revenue, zero basis revenue, and servicing fee revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-03”).

Total revenue was $65.4 million for the three months ended March 31, 2007, an increase of $4.9 million, or 8.1%, compared to total revenue of $60.5 million for the three months ended March 31, 2006. The increase in revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes in the fourth quarter of 2006 and first quarter of 2007 compared to the fourth quarter of 2005 and first quarter of 2006, increased accretion revenue associated with extending our collection forecast in the second quarter of 2006 from 60 months to 72 months, and increased accretion revenue related to new operating initiatives. The increase in revenue was partially offset by a greater portion of our revenues coming from our 2004 to 2007 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004. During the three months ended March 31, 2007, we recorded a net impairment provision reversal of $0.2 million compared to an impairment provision of $0.3 million during the same period in the prior year. Gross collections increased $2.9 million, or 3.3%, to $90.5 million during the three months ended March 31, 2007, from $87.6 million during the three months ended March 31, 2006.

The following table summarizes our portfolio revenue by revenue-to-collections percentage. The accrual basis portfolios from 1999 to 2003 represent pool groups with high internal rates of return and high revenue to collection percentages (in thousands, except percentages):

	For The Three Months Ended March 31, 2007				For The Three Months Ended March 31, 2006
	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Collections	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$5,108	$5,108	8.2%	100.0%	$6,507	$6,507	11.3%
1999 – 2003 Accrual Basis Portfolios	86.6%	10,916	12,603	17.6%	74.4%	18,946	25,477	32.9%
2004 – 2005 Accrual Basis Portfolios	62.3%	26,151	41,947	42.0%	57.7%	31,306	54,275	54.4%
2006 Accrual Basis Portfolios	69.2%	17,453	25,218	28.1%	68.9%	815	1,183	1.4%
2007 Accrual Basis Portfolios	45.6%	2,525	5,536	4.1%	—	—	—	—

Total	68.7%	62,153	90,412	100.0%	65.7%	$57,574	$87,442	100.0%

During the twelve months ended March 31, 2007, we invested $162.6 million for portfolios with face values aggregating $5.6 billion for an average purchase price of 2.9% of face value. This is a $40.5 million decrease, or 19.9%, in the amount invested compared with the $203.1 million invested during the twelve months ended March 31, 2006 to acquire portfolios with a face value aggregating $5.9 billion for an average purchase price of 3.4% of face value. Included in our purchases during the twelve-month period ended March 31, 2006, was the $96.6 million purchase from Jefferson Capital.

For revenue recognition purposes, portfolios are divided into two groups: Accrual Basis Portfolios—those that still have a remaining unamortized basis, and Zero Basis Portfolios—those portfolios for which the cost basis has been completely amortized. Zero basis revenue represents revenue derived from receivable portfolios whose cost basis has been fully amortized. When there is no remaining cost basis to amortize, each dollar collected is recognized entirely as revenue. During the three months ended March 31, 2007, $4.8 million (exclusive of $0.3 million of zero basis revenue on the retained interest) was recognized as zero basis revenue, a $1.3 million decrease from the $6.1 million (exclusive of $0.4 million of zero basis revenue on the retained interest) recognized during the three months ended March 31, 2006. We expect the revenue from these portfolios to decline in future quarters as collections from these portfolios diminish. For additional information on revenue, see the Supplemental Performance Data below.

Operating Expenses

Total operating expenses were $49.8 million for the three months ended March 31, 2007, an increase of $5.1 million, or 11.4%, compared to total operating expenses of $44.7 million for the three months ended March 31, 2006.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased by $0.9 million, or 5.6%, to $17.2 million during the three months ended March 31, 2007 from $16.3 million during the three months ended March 31, 2006. The increase was primarily the result of a $0.7 million or 6.3% increase in salaries, wages and payroll taxes associated with annual salary increases and additional headcount to support our operating initiatives and the growth of our company.

Stock-based compensation expenses

Stock-based compensation expense decreased by $0.6 million, or 42.0%, to $0.8 million during the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The decrease was primarily the result of changes in assumptions used in calculating stock-based compensation for the quarter ended March 31, 2007 compared to March 31, 2006. Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” requires us to analyze our assumptions used in valuing stock-based compensation and revise and implement new assumptions on an annual basis. The primary revision made in our 2007 assumptions was to use approximately five years to calculate the expected volatility and forfeitures rather than three years, which was used in 2006. See Note 3 to the consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $6.3 million, or 56.2%, to $17.6 million during the three months ended March 31, 2007 as compared to $11.3 million during the three months ended March 31, 2006. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $13.9 million, or 54.2%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $39.7 million during the three months ended March 31, 2007 from $25.8 million collected during the three months ended March 31, 2006. Cost of legal collections increased as a percent of gross collections through this channel to 44.4% during the three months ended March 31, 2007 from 43.8% during the three months ended March 31, 2006, primarily as a result of an increase in upfront litigation costs.

Other operating expenses

Other operating expenses decreased $0.7 million, or 10.9%, to $5.7 million during the three months ended March 31, 2007 from $6.4 million during the three months ended March 31, 2006. This decrease was primarily the result of decreases in the number of direct mail campaigns. The cost of direct mail campaigns decreased $0.5 million, or 17.0%, to $2.2 million during the three months ended March 31, 2007 compared to $2.7 million during the three months ended March 31, 2006.

Collection agency commissions

During the three months ended March 31, 2007, we paid $3.3 million in commissions to third party collection agencies, or 37.4% of the related gross collections of $8.8 million compared to $4.6 million in commissions, or 35.6% of the related gross collections of $13.0 million during the three months ended March 31, 2006. The decrease in commissions was consistent with the decrease in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

General and administrative expenses

General and administrative expenses increased $0.6 million, or 14.4%, to $4.3 million during the three months ended March 31, 2007 from $3.7 million during the three months ended March 31, 2006. The increase was primarily the result of $0.4 million in one-time, professional services fees incurred during the quarter, and $0.2 million in costs associated with general corporate matters.

Depreciation and amortization

Depreciation and amortization expense decreased $0.1 million, to $0.9 million during the three months ended March 31, 2007 from $1.0 million during the three months ended March 31, 2006. Depreciation expense remained consistent at $0.6 million during the three months ended March 31, 2007 and 2006. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.3 million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006.

Interest expense

Interest expense decreased $1.8 million, or 22.6%, to $6.2 million during the three months ended March 31, 2007 from $8.0 million during the three months ended March 31, 2006.

The following table summarizes our interest expense (in thousands, except percentages):

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change
Stated interest on debt obligations	$2,525	$2,703	$(178)	(6.6%)
Amortization of loan fees and other loan costs	395	561	(166)	(29.6%)
Contingent interest	3,235	4,687	(1,452)	(31.0%)

Total interest expense	$6,155	$7,951	$(1,796)	(22.6%)

Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we then share the residual collections (“Contingent Interest”) from the receivable portfolios, net of our servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as contingent interest expense. The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility. The decrease in contingent interest expense is due to us selling approximately $1.9 billion in face value of accounts purchased under our Secured Financing Facility in December 2006 and a gradual decline in collections from portfolio purchased and financed under this facility.

As of December 31, 2006, the principal balance of the Secured Financing Facility had been repaid in full and no further borrowings will be made under that facility.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement effectively eliminates all future Contingent Interest payments and releases the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less amounts accrued on our balance sheet as of May 1, 2007, will be charged to interest expense in our Statement of Operations for the three months ended June 30, 2007. The charge will be approximately $11.7 million and will reduce earnings per share by approximately $0.30. Subsequent to the second quarter of 2007, we will no longer record any Contingent Interest expense under the Secured Financing Facility in our Statements of Operations.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 6 to the consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

Total other income remained consistent at $0.1 million during the three months ended March 31, 2007 and 2006.

Provision for income taxes

During the three months ended March 31, 2007, we recorded an income tax provision of $3.9 million, reflecting an effective rate of 40.8% of pretax income. Our effective tax rate for the three months ended March 31, 2007 differed from the Federal statutory rate primarily due to the net effect of state taxes. For the three months ended March 31, 2006, we recorded an income tax provision of $3.2 million, reflecting an effective rate of 40.7% of pretax income. Our effective tax rate for the three months ended March 31, 2006 differed from the Federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to taxable income. See Note 7 to the consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Cumulative Collections through March 31, 2007
	Purchase Price[1]		<2001[4]	2001	2002	2003	2004	2005	2006	2007	Total[2]	CCM[3]
<1999	$41,117	[4]	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$305	$141,789	3.4
1999	48,712		29,163	19,174	16,259	11,508	8,654	5,157	3,513	647	94,075	1.9
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	170	26,373	4.3
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	1,918	174,065	4.6
2002	61,499		—	—	48,322	70,227	62,282	45,699	33,694	5,062	265,286	4.3
2003	88,541		—	—	—	59,038	86,958	69,932	55,131	9,172	280,231	3.2
2004	101,363		—	—	—	—	39,400	79,845	54,832	10,649	184,726	1.8
2005	192,935		—	—	—	—	—	66,491	129,809	31,735	228,035	1.2
2006	142,499		—	—	—	—	—	—	42,354	25,218	67,572	0.5
2007	45,332		—	—	—	—	—	—	—	5,536	5,536	0.1

Total	$766,337		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$90,412	$1,467,688	1.9

1	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
2	Cumulative collections from inception through March 31, 2007.
3	Cumulative Collections Multiple (“CCM”)—collections to date as a multiple of purchase price.
4	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[3]	$141,789	$1,024	$142,813	3.5
1999	48,712		94,075	2,665	96,740	2.0
2000	6,153		26,373	636	27,009	4.4
2001	38,186		174,065	12,361	186,426	4.9
2002	61,499		265,286	23,187	288,473	4.7
2003	88,541		280,231	48,233	328,464	3.7
2004	101,363		184,726	76,745	261,471	2.6
2005	192,935		228,035	255,789	483,824	2.5
2006[4]	142,499		67,572	267,309	334,881	2.4
2007[4]	45,332		5,536	92,830	98,366	2.2

Total	$766,337		$1,467,688	$780,779	$2,248,467	2.9

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through March 31, 2007.
[3]	From inception to December 31, 1998.
[4]

2006 and 2007 purchases have collections forecasted using a 54 or 60 month collection forecast until the portfolios are greater than six months from the date of purchase, at which time a 72 month forecast is used.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2007[1]	2008	2009	2010	2011	2012	2013	Total
<1999	$511	$385	$128	$—	$—	$—	$—	$1,024
1999	1,311	1,224	130	—	—	—	—	2,665
2000	309	294	33	—	—	—	—	636
2001	4,561	4,814	2,462	433	86	5	—	12,361
2002	11,235	9,844	1,762	314	32	—	—	23,187
2003	20,225	19,687	8,321	—	—	—	—	48,233
2004	25,896	25,078	17,354	8,417	—	—	—	76,745
2005	74,938	73,721	51,314	39,154	16,391	197	74	255,789
2006	68,382	73,740	54,856	41,483	23,803	5,045	—	267,309
2007	23,038	27,376	19,995	13,962	8,207	252	—	92,830

Total	$230,406	$236,163	$156,355	$103,763	$48,519	$5,499	$74	$780,779

1 2007 amount consists of nine months data from April 1, 2007 to December 31, 2007.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of March 31, 2007 (in thousands, except percentages):

	Unamortized Balance as of March 31, 2007[2]	Purchase Price[1]	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$3,320	$61,499	5.4%	1.0%
2003	7,460	88,541	8.4%	2.4%
2004	29,168	101,363	28.8%	9.2%
2005	115,637	192,935	59.9%	36.5%
2006	118,615	142,499	83.2%	37.5%
2007	42,322	45,332	93.4%	13.4%

Totals	$316,522	$632,169	50.1%	100.0%

[1]

Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

[2]	For purposes of this table, unamortized balance reflects cash collections from sales entered into subsequent to the original purchase, sales that occurred at the time of purchase are excluded.

Collections by Channel

During the three months ended March 31, 2007 and 2006, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2007	2006
Collection sites	$33,995	$41,282
Legal collections	39,730	25,771
Sales	7,297	7,109
Collection agencies	8,817	12,964
Other	702	490

Gross collections for the period	$90,541	$87,616

Changes in Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios consists of two components. First, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their cost basis for which every dollar of gross collections is recorded entirely as Zero Basis Revenue (“Zero Basis Portfolios”).

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended March 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	45,386	—	—	45,386
Gross collections[1]	(85,304)	—	(4,837)	(90,141)
Basis adjustments	(953)	—	—	(953)
Revenue recognized[1]	56,828	—	4,837	61,665
Impairment, net	217	—	—	217

Balance, end of period	$316,522	$—	$—	$316,522

Revenue as a percentage of collections	66.6%	0.0%	100.0%	68.4%

	For the Three Months Ended March 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	23,468	3,623	—	27,091
Transfers of portfolios	—	—	—	—
Gross collections[1]	(80,158)	(777)	(6,148)	(87,083)
Basis adjustments	(1,147)	—	(1)	(1,148)
Revenue recognized[1]	51,355	—	6,149	57,504
Impairments	(288)	—	—	(288)

Balance, end of period	$248,529	$3,880	$—	$252,409

Revenue as a percentage of collections	63.7%	0.0%	100.0%	65.7%

1	For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

As of March 31, 2007, the Company had $316.5 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2007[1]	$69,986
2008	80,354
2009	65,371
2010	59,830
2011	36,348
2012	4,633

Total	$316,522

1 2007 amount consists of nine months data from April 1, 2007 to December 31, 2007.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in thousands, except percentages):

	For The Three Months Ended March 31,
Variance Component	2007	2006	Change	Revenue Variance
Average portfolio balance	$301,625	$246,216	$55,409	$11,493
Weighted average effective interest rate[1]	75.6%	83.0%	(7.4)%	(5,515)
Zero basis revenue	$4,837	$6,149		(1,312)
Retained interest revenue	$271	$358		(87)

Total variance				$4,579

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

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation[2]
Q1 2004	400	$786,398	$17,248	$—
Q2 2004	296	758,877	19,031	—
Q3 2004	365	721,237	20,967	—
Q4 2004	530	1,195,090	46,128	—
Q1 2005	513	530,047	19,523	—
Q2 2005[1]	2,773	3,675,277	121,939	—
Q3 2005	434	381,508	14,151	2,330
Q4 2005	1,568	1,326,216	39,941	1,935
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
[2]	Allocation of the forward flow asset to the cost basis of receivable portfolio purchases.

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Credit card	$44,596	$15,711
Other	790	11,380

	$45,386	$27,091

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings, and tax payments. Our strong operating performance has resulted in an increase in stockholders’ equity to $158.1 million as of March 31, 2007 from $151.1 million as of December 31, 2006. In addition, we had an unrestricted cash balance of $6.9 million at March 31, 2007, after borrowing $7.0 million and purchasing $41.8 (excluding the $3.5 million allocation of the forward flow asset) in receivable portfolios.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$2,047	$4,679
Net cash (used in) provided by investing activities	$(12,970)	$5,774
Net cash provided by (used in) financing activities	$7,005	$(10,740)

On December 31, 2004 our Secured Financing Facility expired. All of our portfolio purchases are now funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 6 to the consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. As a result, beginning in May 2007, we will no longer be obligated to make future Contingent Interest payments under this facility.

Operating Cash Flows

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2007, and $4.7 million for the three months ended March 31, 2006. We consistently have been able to generate positive operating cash flow by maintaining our gross collections performance. Gross collections for the three months ended March 31, 2007 grew $2.9 million, or 3.3%, to $90.5 million from $87.6 million for the three months ended March 31, 2006.

Total cash basis operating expenses were $50.9 million for the three months ended March 31, 2007, compared to $41.6 million for the three months ended March 31, 2006. The increase was primarily volume-related, driven by our collection growth, as well as changes in our collection strategies. Interest payments were $7.7 million for the three months ended March 31, 2007, and $9.6 million for the three months ended March 31, 2006. The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility.

Investing Cash Flows

Net cash (used in) provided by investing activities was ($13.0) million for the three months ended March 31, 2007, and $5.8 million for the three months ended March 31, 2006.

The cash flows used in investing activities for the three months ended March 31, 2007 are primarily related to receivable portfolio purchases of $41.8 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $28.5 million. The cash flows provided by investing activities for the three months ended March 31, 2006 are primarily related to receivable portfolio purchases of $24.7 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $29.6 million.

Capital expenditures for fixed assets acquired with internal cash flow were $0.6 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

Financing Cash Flows

Net cash provided by (used in) financing activities was $7.0 million and $(10.7) million for the three months ended March 31, 2007 and 2006, respectively.

The cash provided by financing activities during the three months ended March 31, 2007 reflects $7.0 million in borrowing under our Revolving Credit Facility. The cash used in financing activities during the three months ended March 31, 2006 reflects $14.6 million in repayments of principal, offset by $3.0 million in borrowings under our Revolving Credit Facility.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$402	$248	$154	$—	$—
Operating leases	10,270	1,903	2,791	2,249	3,327
Employment agreements	481	385	96	—	—
Revolving Credit Facility	106,669	—	—	106,669	—
3.375% Convertible Senior Notes	100,000	—	—	100,000	—
Contractual interest on 3.375% Convertible Senior Notes	11,813	3,375	6,750	1,688	—
Portfolio forward flow agreement	113,941	35,059	70,118	8,764	—
Other	73	73	—	—	—

Total contractual cash obligations	$343,649	$41,043	$79,909	$219,370	$3,327

Our Revolving Credit Facility has a remaining term of 3.1 years and to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our Revolving Credit Facility as of March 31, 2007 was $106.7 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 6 to the consolidated financial statements. Also, for additional information on purchase commitments see Note 9 to the consolidated financial statements.

We are in compliance with all covenants under our financing arrangements, and we have achieved twenty-one consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $6.9 million and $93.3 million in borrowing capacity (subject to our borrowing base availability of $87.1 million) under our Revolving Credit Facility as of March 31, 2007.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2006.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion, which is pending. On June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal. This motion was granted on March 27, 2007. On April 9, 2007, the plaintiff filed a motion requesting an accelerated early neutral evaluation, which the court denied on April 16, 2007. Management of the Company believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (Triarc), which at the time, was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against the Company. To date, a class has been certified in two of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. There are a number of other lawsuits or claims pending or threatened against the Company. In general, these lawsuits, claims and counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees. Although litigation is inherently uncertain, based on past experience, established reserves, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we believe are subject to certain safe harbors. Many statements, other than statements of historical facts, included or incorporated into this Quarterly Report on Form 10- Q are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. In particular, these statements may be found, among other places, under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth below, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. These factors include, but are not limited to, the following:

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

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future liquidity requirements;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-03;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business;

•	A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and ability to collect on judgments in our favor;

•	We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	We may not be able to manage our growth effectively;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely; and

•	Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

For more information about these risks, see the discussion under “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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

Item 5. Other Information

Termination of Secured Financing Facility

On May 7, 2007, an agreement was reached between our subsidiary, MRC Receivables Corporation, and CFSC Capital Corp. VIII, the lender under the Company’s Secured Financing Facility, to eliminate all future Contingent Interest payments in exchange for a one-time payment of $16.9 million. As part of that agreement, the parties terminated the credit agreement and related loan documents under the Secured Financing Facility. As a result, no additional Contingent Interest payments will be owed under the Secured Financing Facility and the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility have been released. These receivables will become subject to the general lien that the lenders under the Revolving Credit Facility have on all of the Company’s assets.

Amendments to Revolving Financing Facility

In connection with terminating the Secured Financing Facility, the Company, the financial institutions listed on the signature pages of the amendment and JPMorgan Chase Bank, N.A. as Administrative Agent, amended our credit agreement under the Revolving Financing Facility on May 7, 2007. Pursuant to this amendment, the lenders under the Revolving Financing Facility have consented to the $16.9 million payment to be made by the Company, and have also agreed to exclude the Statement of Operations impact of this payment from its financial covenant calculations.

Item 6. Exhibits

10.1	Executive Retirement Agreement and Release of Claims dated as of March 29, 2007 between Midland Credit Management, Inc. and Ron Eckhardt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007).

10.2	Amendment No. 3, dated as of February 27, 2007, to Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JP Morgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007).

10.3	Consent and Amendment No. 4 to the Credit Agreement dated as of May 7, 2007 (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

		By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	May 8, 2007

EXHIBIT INDEX

10.1	Executive Retirement Agreement and Release of Claims dated as of March 29, 2007 between Midland Credit Management, Inc. and Ron Eckhardt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007).

10.2	Amendment No. 3, dated as of February 27, 2007, to Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JP Morgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007).

10.3	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).