Form 10-Q
period 2007-06-30
ENCORE CAPITAL GROUP INC
filed 2007-08-08
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
Common Stock, $0.01 par value	22,829,477 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	June 30, 2007 (Unaudited)	December 31, 2006(A)
Assets
Cash and cash equivalents	$4,495	$10,791
Restricted cash	3,942	4,660
Accounts receivable, net	3,768	2,599
Investment in receivable portfolios, net	327,586	300,348
Property and equipment, net	4,954	5,249
Prepaid income tax	8,079	3,727
Purchased servicing asset	528	1,132
Forward flow asset	21,078	27,566
Other assets	25,618	21,903
Goodwill	13,735	13,735
Identifiable intangible assets, net	3,092	3,628

Total assets	$416,875	$395,338

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$18,752	$23,744
Accrued profit sharing arrangement	—	6,869
Deferred tax liabilities, net	12,491	10,667
Deferred revenue	2,636	2,156
Purchased servicing obligation	312	634
Debt	223,009	200,132

Total liabilities	257,200	244,202

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,829 shares and 22,781 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	228	228
Additional paid-in capital	69,678	66,532
Accumulated earnings	88,769	83,933
Accumulated other comprehensive income	1,000	443

Total stockholders’ equity	159,675	151,136

Total liabilities and stockholders’ equity	$416,875	$395,338

(A) Derived from the audited consolidated financial statements as of December 31, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Revenue from receivable portfolios, net	$64,021	$59,604	$126,174	$117,178
Servicing fees and other related revenue	3,207	6,329	6,429	9,235

Total revenues	67,228	65,933	132,603	126,413

Operating expenses
Salaries and employee benefits	16,064	16,306	33,250	32,585
Stock-based compensation expense	1,204	1,464	2,005	2,845
Cost of legal collections	21,159	12,944	38,780	24,222
Other operating expenses	6,239	5,655	11,983	12,101
Collection agency commissions	2,867	5,032	6,161	9,645
General and administrative expenses	4,232	3,300	8,503	7,033
Depreciation and amortization	840	968	1,709	1,928

Total operating expenses	52,605	45,669	102,391	90,359

Income before other income (expense) and income taxes	14,623	20,264	30,212	36,054

Other income (expense)
Interest expense	(3,336)	(3,102)	(6,256)	(6,367)
Contingent interest expense	(888)	(4,235)	(4,123)	(8,921)
Pay-off of future contingent interest	(11,733)	—	(11,733)	—
Other (expense) income	(42)	284	74	334

Total other expense	(15,999)	(7,053)	(22,038)	(14,954)

Income before income taxes	(1,376)	13,211	8,174	21,100
Benefit (provision) for income taxes	555	(5,716)	(3,338)	(8,927)

Net (loss) income	$(821)	$7,495	$4,836	$12,173

Basic – (loss) earnings per share computation:
Net (loss) income available to common stockholders	$(821)	$7,495	$4,836	$12,173

Weighted average shares outstanding	22,801	22,776	22,792	22,729

(Loss) earnings per share – Basic	$(0.04)	$0.33	$0.21	$0.54

Diluted – (loss) earnings per share computation:
Net (loss) income available to common stockholders	$(821)	$7,495	$4,836	$12,173

Weighted average shares outstanding	22,803	22,776	22,794	22,729
Incremental shares from assumed conversion of stock options	—	615	594	663

Diluted weighted average shares outstanding	22,803	23,391	23,388	23,392

(Loss) earnings per share – Diluted	$(0.04)	$0.32	$0.21	$0.52

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2006	22,781	$228	$66,532	$83,933	$443	$151,136
Net income	—	—	—	4,836	—	4,836	4,836
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	133	133	133
unrealized gain on cash flow hedge	—	—	—	—	424	424	424
Exercise of stock options	42	—	263	—	—	263	—
Vesting of share based awards	6	—	—	—	—	—	—
Stock-based compensation related to stock options	—	—	2,005	—	—	2,005	—
Tax provision related to stock option exercises	—	—	(107)	—	—	(107)	—
Tax benefit from convertible note interest expense	—	—	985	—	—	985	—

Balance at June 30, 2007	22,829	$228	$69,678	$88,769	$1,000	$159,675	$5,393

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Gross collections	$184,152	$166,802

Less:
Amounts collected on behalf of third parties	(266)	(351)
Amounts applied to principal on receivable portfolios	(58,974)	(49,411)
Servicing fees	64	99
Operating expenses	(100,744)	(81,201)
Interest payments	(6,010)	(6,095)
Contingent interest payments	(22,724)	(12,601)
Other income	74	334
Decrease in restricted cash	718	185
Income taxes	(5,362)	(863)
Excess tax benefits from stock-based payment arrangements	(123)	(749)

Net cash (used in) provided by operating activities	(9,195)	16,149

Investing activities
Purchases of receivable portfolios, net of forward flow allocation	(80,035)	(43,842)
Collections applied to principal of receivable portfolios	58,974	49,411
Proceeds from put-backs of receivable portfolios	1,574	1,984
Purchases of property and equipment	(878)	(790)

Net cash (used in) provided by investing activities	(20,365)	6,763

Financing activities
Proceeds from notes payable and other borrowings	27,000	4,500
Repayment of notes payable and other borrowings	(4,000)	(25,134)
Proceeds from exercise of common stock options	263	144
Excess tax benefits from stock-based payment arrangements	123	749
Repayment of capital lease obligations	(122)	(119)

Net cash provided by (used in) financing activities	23,264	(19,860)

Net (decrease) increase in cash	(6,296)	3,052
Cash and cash equivalents, beginning of period	10,791	7,026

Cash and cash equivalents, end of period	$4,495	$10,078

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2007	2006
Net income	$4,836	$12,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,709	1,928
Amortization of loan costs	607	737
Stock-based compensation expense	2,005	2,845
Tax benefit from convertible note interest expense	985	882
Tax (provision) benefit from stock option exercises	(107)	793
Deferred income tax expense	1,824	2,222
Excess tax benefits from stock-based payment arrangements	(123)	(749)
Reversal of impairment on receivable portfolios, net	(1,263)	(146)
Changes in operating assets and liabilities
Decrease in restricted cash	718	185
(Increase) decrease in other assets	(4,463)	534
(Increase) decrease in prepaid income tax	(4,352)	4,239
Decrease in accrued profit sharing arrangement	(6,869)	(3,680)
Increase in deferred revenue and purchased service obligation	158	—
(Decrease) in accounts payable and accrued liabilities	(4,860)	(5,814)

Net cash (used in) provided by operating activities	$(9,195)	$16,149

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business, and Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, telecom, and healthcare receivables purchased from national financial institutions, major retail credit corporations, telecom companies, hospitals, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 6 for further discussion of the Company’s debt.

Note 2: Summary of Significant Accounting Policies

Financial Statement Preparation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the assets, liabilities and operating results of its majority-owned subsidiaries. The ownership and operating results relating to the minority holders of consolidated subsidiaries is reflected as minority interest and is not significant. All significant intercompany accounts and transactions have been eliminated. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

Effects of New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. The Company has analyzed the effects of the new standard and its potential impact on its financial statements. The Company has determined that the effects of FIN No. 48 do not have a material impact on its consolidated financial statements.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “Fair Value Option for Financial Assets and Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is currently analyzing the effects of the new standard and its potential impact on its financial statements, if any.

Note 3: Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which is a revision of Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R requires the Company to establish assumptions and estimates of the weighted-average fair value of stock options granted and restricted stock issued (“Performance Shares”), as well as using a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted to officers for the six months ended June 30, 2007):

	Six months Ended June 30, 2007	Six months Ended June 30, 2006
Weighted average fair value of options granted	$7.52	$5.34
Risk free interest rate	4.80%	4.95%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	78.94%	45.84%
Weighted-average expected life of options	4.7 Years	3 Years

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. For the six months ended June 30, 2007, $2.0 million was recognized as stock-based compensation expense under SFAS No. 123R. Unrecognized compensation cost related to stock options and performance shares as of June 30, 2007 was $8.8 million and the weighted-average remaining expense period of these outstanding stock options and performance shares is approximately 2.9 years. The fair value of options vested for the six months ended June 30, 2007 and 2006 was $2.4 million and $2.9 million, respectively.

On March 30, 2005, the Board of Directors of the Company adopted a new 2005 Stock Incentive Plan (“2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan was effective as of March 30, 2005, and was approved by the Company’s stockholders at the annual meeting on May 3, 2005. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan.

On May 1, 2007, the Company issued 268,000 performance shares under the 2005 Plan. As defined in the applicable agreements, these performance shares will fully vest in three or five years. The performance share grants issued were valued at $11.90 per share, which is the fair market value at the date of grant, and in accordance with SFAS No. 123R are being amortized on a straight line basis over the vesting periods.

Performance Share activity and related information is as follows for the six months ended June 30, 2007:

Performance Shares	Non-Vested Shares	Weighted-Average Grant Date Fair Value
Beginning of period December 31, 2006	47,700	$16.19
Awarded	268,000	$11.90
Released	—	—
Cancelled/forfeited	(13,300)	$15.38

End of period as of June 30, 2007	302,400	$12.42

A summary of the Company’s stock option activity and related information is as follows for the six months ended June 30, 2007:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,535,018	$0.35 - $20.30	$10.25
Granted	95,500	11.30	11.30
Cancelled/forfeited	(208,200)	16.17 - 20.30	17.56
Exercised	(42,166)	0.35 - 12.01	6.25

Outstanding at June 30, 2007	2,380,152	$0.35 - $20.09	$9.73	$11,154

Exercisable at June 30, 2007	1,646,748	$0.35 - $20.09	$7.83	$10,106

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $0.2 million and $1.4 million, respectively. As of June 30, 2007, the weighted-average remaining life of options outstanding and options exercisable was 6.65 years and 6.06 years, respectively.

The following table summarizes outstanding and exercisable options as of June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life	Number Outstanding	Weighted-Average Exercise Price
$0.35 - $0.52	608,165	$0.51	5.18	538,721	$0.51
1.00	199,004	1.00	3.71	199,004	1.00
1.30	65,832	1.30	5.58	65,832	1.30
2.95	37,500	2.95	5.81	37,500	2.95
4.50	833	4.50	5.85	833	4.50
10.60	42,000	10.60	8.93	8,400	10.60
11.00	150,001	11.00	6.33	150,001	11.00
11.30	95,500	11.30	9.57	—	—
11.94	75,000	11.94	9.15	—	—
12.01	69,666	12.01	6.33	69,666	12.01
14.59	10,500	14.59	8.83	2,100	14.59
15.42	300,000	15.42	7.84	200,000	15.42
16.17	95,000	16.17	6.77	95,000	16.17
16.19	226,151	16.19	8.34	89,690	16.19
16.93	10,000	16.93	6.85	10,000	16.93
17.83	35,000	17.83	7.95	23,334	17.83
18.02	50,000	18.02	8.09	16,667	18.02
18.63	250,000	18.63	7.22	100,000	18.63
20.09	60,000	20.09	7.59	40,000	20.09

$0.35 - $20.09	2,380,152	$9.73	6.65	1,646,748	$7.83

The Financial Accounting Standards Board issued Statement No. 128, “Earnings per Share” (“SFAS No. 128”), which requires companies to disclose the number of stock options that have the potential to dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive in the periods presented. Employee stock options to purchase approximately 1,181,000 and 1,277,000 shares of common stock during the three months and six months ended June 30, 2007, respectively, and employee stock options to purchase approximately 1,302,000 and 1,291,000 shares of common stock during the three months and six months ended June 30, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

Note 4: Investment in Receivable Portfolios, Net

In accordance with the provisions of AICPA Statement of Position 03-03, “Accounting for Certain Debt Securities in a Transfer” (“SOP 03-03”), discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with SOP 03-03, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”), to the cost basis of the pool, which is to remain unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statement of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. At June 30, 2007, there were no portfolios accounted for using the cost recovery method.

Accretable yield represents the amount of revenue the Company expects to generate over the remaining life of its existing investment in receivable portfolios based on estimated future cash flows. Total accretable yield is the difference between future estimated collections and the current carrying value of a portfolio. All estimated cash flows on portfolios where the cost basis has been fully recovered are classified as zero basis cash flows.

The following table summarizes the Company’s accretable yield and an estimate of zero basis cash flows at the beginning and end of the current period (in thousands):

	Six Months Ended June 30, 2007
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2006	$38,967	$417,981	$456,948
Revenue recognized, net	(5,108)	(57,045)	(62,153)
(Reductions) additions on existing portfolios	(3,956)	20,438	16,482
Additions for current purchases	—	52,980	52,980

Balance at March 31, 2007	$29,903	$434,354	$464,257
Revenue recognized, net	(4,047)	(59,974)	(64,021)
Additions on existing portfolios	4,442	39,959	44,401
Additions for current purchases	—	58,837	58,837

Balance at June 30, 2007	$30,298	$473,176	$503,474

	Six Months Ended June 30, 2006
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(6,507)	(51,067)	(57,574)
(Reductions) additions on existing portfolios	(6,615)	7,175	560
Additions for current purchases	—	28,708	28,708

Balance at March 31, 2006	$43,994	$345,777	$389,771
Revenue recognized, net	(6,734)	(52,870)	(59,604)
Additions on existing portfolios	19,961	7,326	27,287
Additions for 12 month curve extension	—	86,020	86,020
Additions for current purchases	—	22,950	22,950

Balance at June 30, 2006	$57,221	$409,203	$466,424

During the three months ended June 30, 2007, the Company purchased receivable portfolios with a face value of $1.3 billion for $41.1 million, or a purchase cost of 3.1% of face value. The estimated future collections at acquisition for these portfolios amounted to $97.6 million. During the six months ended June 30, 2007, the Company purchased receivable portfolios with a face value of $3.9 billion for $86.5 million, or a purchase cost of 2.2% of face value. The estimated collections at acquisition for these portfolios amounted to $196.0 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2007 and 2006, approximately $4.0 million and $6.7 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered. During the six months ended June 30, 2007 and 2006, approximately $9.2 million and $13.2 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

During the quarter ended June 30, 2007, the Company revised the model it uses to value portfolio for the first six months of ownership. Effective April 1, 2007, this model was updated to extend future projected collections from 54/60 months to 72 months. This change was made as a result of the Company’s increased confidence in its ability to forecast future cash collections to 72 months. This change did not result in a significant change in forecasted collections or revenue as of, or for the quarter ended, June 30, 2007.

During the quarter ended June 30, 2006, the Company revised its forecasting methodology by extending the collection forecast from 60 months to 72 months. Extending the collection forecast in its model from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6% as of June 30, 2006.

The following table summarizes the changes in the net balance of the investment in receivable portfolios during the six months ended June 30, 2007 (in thousands, except percentages):

	For the Six Months Ended June 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	86,523	—	—	86,523
Gross collections[1]	(174,730)	—	(8,664)	(183,394)
Basis adjustments	(1,574)	—	—	(1,574)
Revenue recognized[1]	115,756	—	8,664	124,420
Impairment reversals, net	1,263	—	—	1,263

Balance, end of period	$327,586	$—	$—	$327,586

Revenue as a percentage of collections	67.0%	0.0%	100.0%	68.5%

[1]

Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.5 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the six months ended June 30, 2007 (in thousands):

Valuation Allowance
Balance at December 31, 2006	$4,522
Provision for impairment losses	1,008
Reversal of prior allowance	(1,225)

Balance at March 31, 2007	$4,305
Provision for impairment losses	1,408
Reversal of prior allowance	(2,454)

Balance at June 30, 2007	$3,259

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collection sites	$32,516	$33,579	$66,511	$74,861
Legal collections	44,430	29,065	84,160	54,836
Sales	7,972	1,985	15,269	9,094
Collection agencies	7,686	13,951	16,503	26,915
Other	1,007	606	1,709	1,096

Gross collections for the period	$93,611	$79,186	$184,152	$166,802

Note 5: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Debt issuance costs	$3,704	$4,272
Deferred court costs, net	15,652	10,934
Deferred compensation assets	3,245	4,256
Prepaid employment agreement	778	1,111
Other	2,239	1,330

	$25,618	$21,903

Note 6: Debt

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2007	December 31, 2006
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	122,669	99,669
Capital Lease Obligations	340	463

	$223,009	$200,132

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears on March 19 and September 19 of each year. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes were convertible, prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represented an initial conversion price of approximately $22.34 per share, subject to adjustment. As of June 30, 2007, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were $3.4 million, which have been capitalized as debt issuance costs on the Company’s consolidated statements of financial condition and are being amortized using the effective interest rate method over the term of the Convertible Notes.

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

Holders may also surrender their Convertible Notes for conversion anytime on or after March 19, 2010 until the close of business on the trading day immediately preceding September 19, 2010, regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions on last day of a reporting period, or during the twelve months prior to September 19, 2010, the Company would write off to expense all remaining unamortized debt issuance costs in that period.

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

On February 27, 2007, the Company amended the Revolving Credit Facility to allow for the Company to buy back up to $50 million of a combination of its common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the Convertible Notes. This amendment also reset the Company’s minimum net worth threshold.

Effective May 7, 2007, the Company amended the facility in connection with an agreement reached with the lender under the Company’s Secured Financing Facility. This amendment allows the Company to exclude the expense associated with a one time payment of $16.9 million in connection with its termination of all future obligations under its Secured Financing Facility as further discussed below.

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

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens.

•	Events of default, which upon occurrence, may permit the lenders to terminate the Revolving Credit Facility and declare all amounts outstanding to be immediately due and payable.

•	Collateralization of all assets of the Company.

At June 30, 2007, of the $200.0 million commitment, the outstanding balance on the Revolving Credit Facility was $122.7 million, which bore a weighted average interest rate of 7.35%. The aggregate borrowing base was $200.0 million, of which $77.3 million was available for future borrowings.

Secured Financing Facility

The Company repaid in full the principal balance of the Secured Financing Facility at the end of 2006 and will make no further borrowings under that facility. Prior to May 7, 2007, the Company and the lender shared the residual collections, net of servicing fees paid to the Company. The residual collections paid to the lender were classified as contingent interest (“ Contingent Interest”).

On May 7, 2007, the Company entered into an agreement with the lender under its Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on the Company’s balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in the statements of operations for the three and six-month periods ended June 30, 2007. The charge reduced earnings per share by approximately $0.30 for the three and six-month periods ended June 30, 2007. Subsequent to the second quarter of 2007, the Company will no longer record any Contingent Interest expense under the Secured Financing Facility in its statements of operations.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stated interest	$—	$420	$—	$897
Contingent interest	888	4,235	4,123	8,921
Pay-off of contingent interest	11,733	—	11,733	—

Total interest expense	$12,621	$4,655	$15,856	$9,818

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

SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities, as amended” (“SFAS133”), requires that the derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value must be recorded to earnings unless specific hedge accounting criteria has been met and the hedge is designated as an effective hedge. When these criteria are met, the change in fair value is recorded as other comprehensive income. From the inception of the hedging program, the Company has concluded that the criteria have been met and the hedges have been classified as effective cash flow hedges. Accordingly, for the quarter and six months ended June 30, 2007, the Company has recorded the change in fair value as other comprehensive income. As of June 30, 2007, the fair value of the hedges was $0.4 million and is included in other assets and other comprehensive income.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,000 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%. Capital lease obligations outstanding as of June 30, 2007, and June 30, 2006 were $0.3 million, and $0.6 million, respectively.

Note 7: Income Taxes

The Company recorded an income tax benefit of $0.6 million, reflecting an effective rate of 40.3% of pretax income for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2007 consists primarily of a benefit for Federal income taxes of 31.9% (which is net of a provision for state taxes of 3.1%), a benefit for State taxes of 8.8% and a provision for the effect of permanent book versus tax differences of 0.4%. For the three months ended June 30, 2006, the Company recorded an income tax provision of $5.7 million, reflecting an effective rate of 43.3% of pretax income. The effective tax rate for the three months ended June 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for State taxes of 3.1%), a provision for State taxes of 8.8%, the effect of permanent book versus tax differences of 0.1% and the effect of an anticipated adjustment related to an Internal Revenue tax audit of the Company’s 2003 income tax return of 2.5%, which the Company concluded during the three months ended June 30, 2006 was probable.

The Company recorded an income tax provision of $3.3 million, reflecting an effective rate of 40.8% of pretax income for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2007, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for State taxes of 8.8%, and the effect of permanent book versus tax differences of 0.1%. For the six months ended June 30, 2006, the Company recorded an income tax provision of $8.9 million, reflecting an effective rate of 42.3% of pretax income. The effective tax rate for the six months ended June 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for State taxes of 3.1%), a provision for State taxes of 8.8%, the effect of permanent book versus tax differences of 0.1% and the effect of an anticipated adjustment related to an Internal Revenue tax audit of the company’s 2003 income tax return of 1.5%, which the Company concluded during the three months ended June 30, 2006 was probable.

Note 8: Purchase Concentrations

The following table summarizes the concentration of the Company’s purchases by seller sorted by total aggregate costs for the six months ended June 30, 2007 and 2006, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For the Six Months Ended
	June 30, 2007		June 30, 2006
	Cost	%	Cost	%
Seller 1	$32,142	37.1%	$21,009	43.4%
Seller 2	12,041	13.9%	10,331	21.4%
Seller 3	7,260	8.4%	6,256	12.9%
Seller 4	6,939	8.0%	4,543	9.4%
Seller 5	5,196	6.0%	3,622	7.5%
Seller 6	5,066	5.9%	1,286	2.7%
Seller 7	3,921	4.5%	743	1.5%
Seller 8	3,164	3.7%	563	1.2%
Seller 9	2,582	3.0%	—	—
Seller 10	2,469	2.9%	—	—
Other	5,743	6.6%	—	—

	$86,523	100.0%	$48,353	100.0%
Adjustments[1]	(130)		(139)

Purchases, net	$86,393		$48,214

1 Adjusted for put-backs, account recalls and replacements.

Note 9: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005 the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion, which is pending. On June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal. This motion was granted on March 27, 2007. On April 9, 2007, the plaintiff filed a motion requesting an accelerated early neutral evaluation conference, which the court denied on April 16, 2007. Management of the Company believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time, was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On February 9, 2007, the Company’s wholly-owned subsidiary, Midland Credit Management, Inc. (“Midland”), entered into a definitive joint stipulation of settlement and release (the “Settlement Agreement”) with the lead plaintiff in a proposed class action on behalf of herself and all others similarly situated to settle litigation filed against Midland in the San Diego County Superior Court, relating to claims under the California Labor Code. Pursuant to the Settlement Agreement, the claims brought in the class action against Midland would be settled for a maximum total payment (if all settlement class members submit valid claims) of $1.1 million. Of this amount, approximately $85,000 represents unpaid bonus overtime compensation alleged to be owed to the approximately 400 members of the class over a 4-year period, including employer taxes and statutory interest on such amounts. The balance represents a negotiated settlement of penalties allegedly owed to the class members under California law for the failure to pay the unpaid bonus overtime compensation, plaintiff's attorney's fees, and the costs of administering the settlement. The Settlement received final court approval on June 7, 2007. The final settlement payment amount, reflecting actual claims submitted, was $0.9 million. Accordingly, in the quarter ended June 30, 2007, the Company has reversed $0.2 million of the accrued expense to reflect the actual settlement.

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

Purchase Commitments

In June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of June 30, 2007, future minimum purchase commitments under this agreement are as follows (amounts in thousands):

2007	2008	2009	2010	Total
$16,980	$33,959	$33,959	$16,980	$101,878

The purchase commitment above assumes that the remaining commitment as of June 30, 2007 will be incurred ratably over the remaining term of such agreement.

Note 10: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and Convertible Notes. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. As of June 30, 2007, the Company has not repurchased any of its common stock or its Convertible Notes under this program.

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

Purchases and Collections

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Credit card	$35,666	$10,207	$80,261	$25,918
Other	5,471	11,055	6,262	22,435

	$41,137	$21,262	$86,523	$48,353

During the three months ended June 30, 2007, we invested $41.1 million for portfolios with face values aggregating $1.3 billion for an average purchase price of 3.1% of face value. This is a $19.9 million increase, or 93.5%, in the amount invested, compared with the $21.3 million invested during the three months ended June 30, 2006, to acquire portfolios with a face value aggregating $0.6 billion for an average purchase price of 3.6% of face value.

During the six months ended June 30, 2007, we invested $86.5 million for portfolios with face values aggregating $3.9 billion for an average purchase price of 2.2% of face value. This is a $38.1 million increase, or 78.9%, in the amount invested, compared with the $48.4 million invested during the six months ended June 30, 2006, to acquire portfolios with a face value aggregating $1.2 billion for an average purchase price of 4.2% of face value.

During the twelve months ended June 30, 2007, we invested $182.5 million for portfolios with face values aggregating $6.4 billion for an average purchase price of 2.9% of face value. This is a $80.1 million increase, or 78.1%, in the amount invested, compared with the $102.4 million invested during the twelve months ended June 30, 2006, to acquire portfolios with a face value aggregating $2.9 billion for an average purchase price of 3.6% of face value.

Collections by Channel

During the three and six months ended June 30, 2007 and 2006, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collection sites	$32,516	$33,579	$66,511	$74,861
Legal collections	44,430	29,065	84,160	54,836
Sales	7,972	1,985	15,269	9,094
Collection agencies	7,686	13,951	16,503	26,915
Other	1,007	606	1,709	1,096

Gross collections for the period	$93,611	$79,186	$184,152	$166,802

Gross collections increased $14.4 million, or 18.2%, to $93.6 million during the three months ended June 30, 2007, from $79.2 million during the three months ended June 30, 2006.

Gross collections increased $17.4 million, or 10.4%, to $184.2 million during the six months ended June 30, 2007, from $166.8 million during the six months ended June 30, 2006.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2007		2006
Revenue
Revenue from receivable portfolios, net	$64,021	95.2%	$59,604	90.4%
Servicing fees and other related revenue	3,207	4.8%	6,329	9.6%

Total revenue	67,228	100.0%	65,933	100.0%

Operating expenses
Salaries and employee benefits	16,064	23.9%	16,306	24.7%
Stock-based compensation expense	1,204	1.8%	1,464	2.2%
Cost of legal collections	21,159	31.5%	12,944	19.6%
Other operating expenses	6,239	9.3%	5,655	8.6%
Collection agency commissions	2,867	4.2%	5,032	7.6%
General and administrative expenses	4,232	6.3%	3,300	5.0%
Depreciation and amortization	840	1.2%	968	1.5%

Total operating expenses	52,605	78.2%	45,669	69.2%

Income before other income (expense) and income taxes	14,623	21.8%	20,264	30.8%

Other income (expense)
Interest expense	(3,336)	(5.0%)	(3,102)	(4.7%)
Contingent interest expense	(888)	(1.3%)	(4,235)	(6.4%)
Pay-off of future contingent interest	(11,733)	(17.4%)	—	—
Other (expense) income	(42)	(0.1%)	284	0.4%

Total other expense	(15,999)	(23.8%)	(7,053)	(10.7%)

(Loss) income before income taxes	(1,376)	(2.0%)	13,211	20.1%
Benefit (provision) for income taxes	555	(0.8%)	(5,716)	(8.7%)

Net (loss) income	$(821)	(1.2%)	$7,495	11.4%

	Six Months Ended June 30,
	2007		2006
Revenue
Revenue from receivable portfolios, net	$126,174	95.2%	$117,178	92.7%
Servicing fees and other related revenue	6,429	4.8%	9,235	7.3%

Total revenue	132,603	100.0%	126,413	100.0%

Operating expenses
Salaries and employee benefits	33,250	25.1%	32,585	25.8%
Stock-based compensation expense	2,005	1.5%	2,845	2.2%
Cost of legal collections	38,780	29.2%	24,222	19.2%
Other operating expenses	11,983	9.0%	12,101	9.6%
Collection agency commissions	6,161	4.7%	9,645	7.6%
General and administrative expenses	8,503	6.4%	7,033	5.6%
Depreciation and amortization	1,709	1.3%	1,928	1.5%

Total operating expenses	102,391	77.2%	90,359	71.5%

Income before other income (expense) and income taxes	30,212	22.8%	36,054	28.5%

Other income (expense)
Interest expense	(6,256)	(4.7%)	(6,367)	(5.0%)
Contingent interest expense	(4,123)	(3.1%)	(8,921)	(7.1%)
Pay-off of future contingent interest	(11,733)	(8.9%)	—	—
Other income	74	0.1%	334	0.3%

Total other expense	(22,038)	(16.6%)	(14,954)	(11.8%)

Income before income taxes	8,174	6.2%	21,100	16.7%
Provision for income taxes	(3,338)	(2.5%)	(8,927)	(7.1%)

Net income	$4,836	3.7%	$12,173	9.6%

Comparison of Results of Operations

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue is comprised of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-03”). Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our subsidiary, Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry.

The following table summarizes our portfolio revenue by revenue-to-collections percentage. The accrual basis portfolios from 1999 to 2003 represent pool groups with high internal rates of return and high revenue to collection percentages (in thousands, except percentages):

	For the Three Months Ended June 30, 2007				For the Three Months Ended June 30, 2006
	Revenue to Collections Percentage	Revenue	Collections[1]	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Collections[1]	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$4,047	$4,047	6.3%	100.0%	$6,734	$6,734	11.3%
1999 – 2003 Accrual Basis Portfolios	90.0%	8,903	9,891	13.9%	88.6%	16,134	18,215	27.1%
2004 – 2005 Accrual Basis Portfolios	70.5%	27,815	39,463	43.5%	70.1%	32,065	45,772	53.8%
2006 Accrual Basis Portfolios	64.6%	15,508	24,006	24.2%	56.4%	4,671	8,281	7.8%
2007 Accrual Basis Portfolios	48.2%	7,748	16,067	12.1%	—	—	—	—

Total	68.5%	$64,021	$93,474	100.0%	75.4%	$59,604	$79,002	100.0%

	For the Six Months Ended June 30, 2007				For the Six Months Ended June 30, 2006
	Revenue to Collections Percentage	Revenue	Collections[1]	Percentage of Total Revenue	Revenue to Collections Percentage	Revenue	Collections[1]	Percentage of Total Revenue
Zero Basis Portfolios	100.0%	$9,156	$9,156	7.3%	100.0%	$13,241	$13,240	11.3%
1999 – 2003 Accrual Basis Portfolios	88.1%	19,819	22,495	15.7%	80.3%	35,080	43,691	29.9%
2004 – 2005 Accrual Basis Portfolios	66.3%	53,965	81,410	42.8%	63.3%	63,371	100,056	54.1%
2006 Accrual Basis Portfolios	67.0%	32,961	49,223	26.1%	58.0%	5,486	9,464	4.7%
2007 Accrual Basis Portfolios	47.6%	10,273	21,602	8.1%	—	—	—	—

Total	68.6%	$126,174	$183,886	100.0%	70.4%	$117,178	$166,451	100.0%

[1]	Does not include amounts collected on behalf of third parties.

Total revenue was $67.2 million for the three months ended June 30, 2007, an increase of $1.3 million, or 2.0%, compared to total revenue of $65.9 million for the three months ended June 30, 2006. Revenue, excluding Ascension’s bankruptcy servicing fees of $3.2 million, increased $4.3 million, or 7.4%, to $64.0 million. The increase in portfolio revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes in the first and second quarter of 2007 compared to the same period in 2006, increased accretion revenue related to new operating initiatives and the net reversal of impairments taken in prior periods. The increase in revenue was partially offset by a greater portion of our revenues coming from our 2004 to 2007 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004. During the three months ended June 30, 2007, we recorded a net impairment provision reversal of $1.0 million compared to an impairment provision reversal of $0.4 million during the same period in the prior year. Total revenue was $132.6 million for the six months ended June 30, 2007, an increase of $6.2 million, or 4.9%, compared to total revenue of $126.4 million for the six months ended June 30, 2006. Revenue, excluding Ascension’s bankruptcy servicing fees of $6.4 million, increased $8.9 million, or 7.6%, to $126.2 million. The increase in portfolio revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes in the first and second quarter of 2007 compared to the same period in 2006, increased accretion revenue associated with extending our collection forecast in the second quarter of 2006 from 60 months to 72 months, increased accretion revenue related to new operating initiatives and the net reversal of impairments taken in prior periods. The increase in revenue was partially offset by a greater portion of our revenues coming from our 2004 to 2007 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004. During the six months ended June 30, 2007, we recorded a net impairment provision reversal of $1.3 million compared to an impairment provision of $0.1 million during the same period in the prior year.

Revenue associated with bankruptcy servicing fees earned from Ascension, a provider of bankruptcy services to the finance industry, was $3.2 million for the three months ended June 30, 2007, a decrease of $3.0 million, or 49.5%, compared to Ascension revenue of $6.2 million for the three months ended June 30, 2006. Revenue associated with bankruptcy servicing fees earned from Ascension, was $6.4 million for the six months ended June 30, 2007, a decrease of $2.7 million, or 30.3%, compared to Ascension revenue of $9.1 million for the six months ended June 30, 2006. The decreases in Ascension revenue for the three and six months ended June 30, 2007, are due to the high volume of bankruptcy placements in October 2005 just prior to the effective date of the Bankruptcy Reform Act (the “Act”). Consistent with our revenue recognition policy, the revenue associated with the significant number of Chapter 7 bankruptcy placements in October 2005 was recognized during the three months ended June 30, 2006. Although bankruptcy placements have not returned to the levels experienced prior to the Act, they have increased from the low levels experienced in late 2005 and early 2006.

Operating Expenses

Total operating expenses were $52.6 million for the three months ended June 30, 2007, an increase of $6.9 million, or 15.2%, compared to total operating expenses of $45.7 million for the three months ended June 30, 2006.

Total operating expenses were $102.4 million for the six months ended June 30, 2007, an increase of $12.0 million, or 13.3%, compared to total operating expenses of $90.4 million for the six months ended June 30, 2006.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits remained relatively flat, decreasing by $0.2 million, or 1.5%, to $16.1 million during the three months ended June 30, 2007, from $16.3 million during the three months ended June 30, 2006.

Total salaries and employee benefits increased by $0.7 million, or 2.0%, to $33.3 million during the six months ended June 30, 2007, from $32.6 million during the six months ended June 30, 2006. The increase was primarily the result of a $0.9 million increase in salaries and wages related to annual salary increases, a $0.5 million increase in severance expense, offset by a decrease of $0.7 million in bonuses and other employee benefits.

Stock-based compensation expenses

Stock-based compensation expense decreased $0.3 million, or 17.8% to $1.2 million, for the three months ended June 30, 2007, compared to $1.5 million for the three months ended June 30, 2006. Stock-based compensation expense decreased $0.8 million, or 29.5% to $2.0 million, for the six months ended June 30, 2007, compared to $2.8 million for the six months ended June 30, 2006. The decreases were primarily the result of changes in assumptions used in calculating stock-based compensation for the three and six months ended June 30, 2007 compared to June 30, 2006. Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” requires us to analyze our assumptions used in valuing stock-based compensation and revise and implement new assumptions on an annual basis. The primary revision made in our 2007 assumptions was to use approximately five years to calculate the expected volatility and forfeitures rather than three years, which was used in 2006. See Note 3 to the condensed consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $8.2 million, or 63.5%, to $21.2 million during the three months ended June 30, 2007, as compared to $12.9 million during the three months ended June 30, 2006. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $15.4 million, or 52.9%, in gross collections through our legal channel. Gross legal collections increased to $44.4 million during the three months ended June 30, 2007, from $29.1 million collected during the three months ended June 30, 2006. Cost of legal collections increased as a percent of gross collections through this channel to 47.6% during the three months ended June 30, 2007, from 44.5% during the three months ended June 30, 2006, primarily as a result of the payment of upfront court costs associated with legal collections.

The cost of legal collections increased $14.6 million, or 60.1%, to $38.8 million during the six months ended June 30, 2007, as compared to $24.2 million during the six months ended June 30, 2006. The increase in the cost of legal collections was primarily the result of an increase of $29.4 million, or 53.5%, in gross collections through our legal channel. Gross legal collections increased to $84.2 million during the six months ended June 30, 2007, from $54.8 million collected during the six months ended June 30, 2006. Cost of legal collections increased as a percent of gross collections through this channel to 46.1% during the six months ended June 30, 2007, from 44.2% during the six months ended June 30, 2006, primarily as a result of the payment of upfront court costs associated with legal collections.

Other operating expenses

Other operating expenses increased $0.5 million, or 10.3%, to $6.2 million during the three months ended June 30, 2007, from $5.7 million during the three months ended June 30, 2006. The increase was primarily the result of an increase in the number of direct mail campaigns for our receivable portfolios offset by the decrease of Ascension’s legal expense and decrease of amortization of deferred revenue. The cost of direct mail campaigns increased $1.5 million, or 104.0%, to $3.0 million during the three months ended June 30, 2007, compared to $1.5 million during the three months ended June 30, 2006. Ascension’s legal expense decreased $0.6 million, or 66.3%, to $0.2 million during the three months ended June 30, 2007. Amortization of deferred revenue decreased $0.3 million, or 49.0%, to $0.3 million during the three months ended June 30, 2007.

Other operating expenses decreased $0.1 million, or 1.0%, to $12.0 million during the six months ended June 30, 2007, from $12.1 million during the six months ended June 30, 2006. The decrease was primarily the result of a decrease in Ascension’s legal expense and a decrease in the amortization of deferred revenue offset by an increase in the number of direct mail campaigns for our receivable portfolios. Ascension’s legal expense decreased $0.6 million, or 44.7%, to $0.7 million during the six months ended June 30, 2007. Amortization of deferred revenue decreased $0.5 million, or 45.1%, to $0.6 million during the six months ended June 30, 2007. The cost of direct mail campaigns increased $1.1 million, or 25.8%, to $5.2 million during the six months ended June 30, 2007, compared to $4.1 million during the six months ended June 30, 2006.

Collection agency commissions

During the three months ended June 30, 2007, we incurred $2.9 million in commissions to third party collection agencies, or 37.3% of the related gross collections of $7.7 million, compared to $5.0 million in commissions, or 36.1% of the related gross collections of $14.0 million during the three months ended June 30, 2006. The decrease in commissions is consistent with the decrease in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily the result of the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency as freshly charged-off accounts have a lower commission rate.

During the six months ended June 30, 2007, we paid $6.2 million in commissions to third party collection agencies, or 37.3% of the related gross collections of $16.5 million, compared to $9.6 million in commissions, or 35.8% of the related gross collections of $26.9 million during the six months ended June 30, 2006. The decrease in commissions is consistent with the decrease in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily the result of the mix of accounts placed with the agencies.

General and administrative expenses

General and administrative expenses increased $0.9 million, or 28.2%, to $4.2 million during the three months ended June 30, 2007, from $3.3 million during the three months ended June 30, 2006. The increase was primarily the result of approximately $0.2 million of increased accounting and consulting service fees related to the filing of our 1999-2005 State tax returns, $0.3 million of increased building rent and $0.4 million related to increases in general corporate expenses.

General and administrative expenses increased $1.5 million, or 20.9%, to $8.5 million during the six months ended June 30, 2007, from $7.0 million during the six months ended June 30, 2006. The increase was primarily the result of approximately $0.7 million of increased accounting and consulting service fees related to the filing of our 1999-2005 State tax returns, $0.4 million of increased building rent, and $0.2 million in costs associated with the strategic alternatives process.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 13.2%, to $0.8 million during the three months ended June 30, 2007, from $1.0 million during the three months ended June 30, 2006. Depreciation expense remained consistent at $0.6 million during the three months ended June 30, 2007 and 2006. Amortization expense relating to intangible assets purchased from Ascension was $0.3 million for the three months ended June 30, 2007, compared to $0.4 million for the three months ended June 30, 2006.

Depreciation and amortization expense decreased $0.2 million, or 11.4%, to $1.7 million during the six months ended June 30, 2007, from $1.9 million during the six months ended June 30, 2006. Depreciation expense remained consistent at $1.1 million during the six months ended June 30, 2007 and 2006. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.5 million for the six months ended June 30, 2007, compared to $0.8 million for the six months ended June 30, 2006.

Interest expense

Total interest expense increased $8.6 million, or 117.5%, to $15.9 million during the three months ended June 30, 2007, from $7.3 million during the three months ended June 30, 2006.

Total interest expense increased $6.8 million, or 44.6%, to $22.1 million during the six months ended June 30, 2007 from $15.3 million during the six months ended June 30, 2006.

The following table summarizes our total interest expense (in thousands, except percentages):

	For the Three Months Ended June 30,
	2007	2006	$ Change	% Change
Stated interest on debt obligations	$2,951	$2,626	$325	12.4%
Amortization of loan fees and other loan costs	385	476	(91)	(19.1%	)
Contingent interest expense	888	4,235	(3,347)	(79.0%	)
Pay-off of future contingent interest	11,733	—	11,733	—

Total interest expense	$15,957	$7,337	$8,620	117.5%

	For the Six Months Ended June 30,
	2007	2006	$ Change	% Change
Stated interest on debt obligations	$5,475	$5,330	$145	2.7%
Amortization of loan fees and other loan costs	781	1,037	(256)	(24.7%	)
Contingent interest expense	4,123	8,921	(4,798)	(53.8%	)
Pay-off of future contingent interest	11,733	—	11,733	—

Total interest expense	$22,112	$15,288	$6,824	44.6%

As of December 31, 2006, we repaid in full the principal balance of our Secured Financing Facility and will make no further borrowings under that facility. Prior to May 7, 2007, we shared with the lender the residual collections on purchases made under this facility, net of servicing fees paid to us. The residual collections paid to the lender were classified as contingent interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future contingent interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on our balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in our statements of operations for the three and six-month periods ended June 30, 2007. The charge reduced earnings per share by approximately $0.30 for the three and six-month periods ended June 30, 2007. Subsequent to the second quarter of 2007, we will no longer record any contingent interest expense under the Secured Financing Facility in our statements of operations.

We have financed portfolio purchases subsequent to December 31, 2004, using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 6 to the consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

During the three months ended June 30, 2007, total other income and expense was other expense of less than $0.1 million, compared to other income of $0.3 million for the three months ended June 30, 2006. The expense was primarily attributable to additional expenses associated with our non-qualified employee benefit plan (“NQP”).

During the six months ended June 30, 2007, total other income was $0.1 million, compared to other income of $0.3 million for the six months ended June 30, 2006. The decrease in other income was primarily attributable to additional expenses associated with our NQP.

Provision for income taxes

During the three months ending June 30, 2007, we recorded an income tax benefit of $0.6 million, reflecting an effective rate of 40.3% of pretax income. Our effective tax rate for the three months ended June 30, 2007, differed from the Federal statutory rate primarily due to the net effect of State taxes and the effect of permanent book versus tax differences. For the three months ended June 30, 2006, we recorded an income tax provision of $5.7 million, reflecting an effective rate of 43.3% of pretax income. Our effective tax rate for the three months ended June 30, 2006, differed from the Federal statutory rate primarily due to the net effect of State taxes. The decrease in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to higher taxable income.

During the six months ended June 30, 2007, we recorded an income tax provision of $3.3 million, reflecting an effective rate of 40.8% of pretax income. Our effective tax rate for the six months ended June 30, 2007, differed from the Federal statutory rate primarily due to the net effect of State taxes. For the six months ended June 30, 2006, we recorded an income tax provision of $8.9 million, reflecting an effective rate of 42.3% of pretax income. Our effective tax rate for the six months ended June 30, 2006, differed from the Federal statutory rate primarily due to the net effect of State taxes, and an adjustment for a 2003 tax audit. The decrease in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to taxable income. See Note 7 to the consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

			Cumulative Collections through June 30, 2007
	Purchase Price[1]		<2001[4]	2001	2002	2003	2004	2005	2006	2007	Total[2]	CCM[3]
<1999	$41,117	[4]	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$573	$142,057	3.5
1999	48,712		29,163	19,174	16,259	11,508	8,654	5,157	3,513	1,169	94,597	1.9
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	341	26,544	4.3
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	3,429	175,576	4.6
2002	61,501		—	—	48,322	70,227	62,282	45,699	33,694	9,054	269,278	4.4
2003	88,535		—	—	—	59,038	86,958	69,932	55,131	16,328	287,387	3.2
2004	101,352		—	—	—	—	39,400	79,845	54,832	20,336	194,413	1.9
2005	192,887		—	—	—	—	—	66,491	129,809	61,830	258,130	1.3
2006	142,152		—	—	—	—	—	—	42,354	49,224	91,578	0.6
2007	86,262		—	—	—	—	—	—	—	21,602	21,602	0.3

Total	$806,857		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$183,886	$1,561,162	1.9

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through June 30, 2007.
[3]	Cumulative Collections Multiple (“CCM”)—collections to date as a multiple of purchase price.
[4]	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Gross Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[3]	$142,057	$396	$142,453	3.5
1999	48,712		94,597	2,267	96,864	2.0
2000	6,153		26,544	689	27,233	4.4
2001	38,186		175,576	13,938	189,514	5.0
2002	61,501		269,278	21,746	291,024	4.7
2003	88,535		287,387	41,261	328,648	3.7
2004	101,352		194,413	69,142	263,555	2.6
2005	192,887		258,130	243,943	502,073	2.6
2006	142,152		91,578	260,940	352,518	2.5
2007[4]	86,262		21,602	176,738	198,340	2.3

Total	$806,857		$1,561,162	$831,060	$2,392,222	3.0

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through June 30, 2007.
[3]	From inception to December 31, 1998.
[4]

As of April 1, 2007, initial collection forecasts for portfolio purchases were extended from 54/60 months to 72 months. Purchases from the first quarter of 2007 continue to be forecasted over 54/60 months until these portfolios are greater than six months from the date of purchase, at which time a 72 months forecast will be used.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2007[1]	2008	2009	2010	2011	2012	2013	Total
<1999	$251	$134	$11	$—	$—	$—	$—	$396
1999	818	1,209	240	—	—	—	—	2,267
2000	221	336	121	11	—	—	—	689
2001	2,961	4,709	3,191	1,888	890	254	45	13,938
2002	7,421	10,024	2,323	1,240	551	187	—	21,746
2003	12,826	19,839	8,596	—	—	—	—	41,261
2004	17,089	25,633	17,529	8,891	—	—	—	69,142
2005	52,022	79,968	53,912	40,949	16,950	124	18	243,943
2006	43,046	73,686	53,485	41,929	32,951	15,843	—	260,940
2007	25,170	53,962	40,902	29,099	18,656	7,035	1,914	176,738

Total	$161,825	$269,500	$180,310	$124,007	$69,998	$23,443	$1,977	$831,060

[1]	2007 amount consists of six months data from July 1, 2007 to December 31, 2007.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of June 30, 2007 (in thousands, except percentages):

	Unamortized Balance as of June 30, 2007[2]	Purchase Price[1]	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$3,031	$61,501	4.9%	0.9%
2003	6,756	88,535	7.6%	2.1%
2004	27,113	101,352	26.8%	8.3%
2005	105,984	192,887	54.9%	32.4%
2006	109,770	142,152	77.2%	33.5%
2007	74,932	86,262	86.9%	22.8%

Totals	$327,586	$672,689	48.7%	100.0%

[1]

Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

[2]	For purposes of this table, unamortized balance includes cash collections from sales entered into subsequent to the original purchase; sales that occurred at the time of purchase are excluded.

Collections by Channel

During the three and six months ended June 30, 2007 and 2006, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collection sites	$32,516	$33,579	$66,511	$74,861
Legal collections	44,430	29,065	84,160	54,836
Sales	7,972	1,985	15,269	9,094
Collection agencies	7,686	13,951	16,503	26,915
Other	1,007	606	1,709	1,096

Gross collections for the period	$93,611	$79,186	$184,152	$166,802

External Collection Channels and Related Direct Costs

	Legal Collections				Collection Agencies
	Three Months Ended June 30,				Three Months Ended June 30,
	2007		2006		2007		2006
Collections	$44,430	100.0%	$29,065	100.0%	$7,686	100.0%	$13,951	100.0%
Commissions	12,964	29.1%	9,352	32.2%	2,867	37.3%	5,032	36.1%
Court cost expense[1]	8,029	18.1%	3,568	12.3%	—	—	—	—
Other[2]	166	0.4%	24	0.1%	—	—	—	—

Total Costs	$21,159	47.6%	$12,944	44.6%	$2,867	37.3%	$5,032	36.1%

	Legal Collections				Collection Agencies
	Six Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Collections	$84,160	100.0%	$54,836	100.0%	$16,503	100.0%	$26,915	100.0%
Commissions	24,847	29.5%	17,627	32.2%	6,161	37.3%	9,645	35.8%
Court cost expense[1]	13,562	16.1%	6,544	11.9%	—	—	—	—
Other[2]	371	0.5%	51	0.1%	—	—	—	—

Total Costs	$38,780	46.1%	$24,222	44.2%	$6,161	37.3%	$9,645	35.8%

[1]

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible.

[2]	Other, consists primarily of costs related to counter claims.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. At June 30, 2007, there were no portfolios accounted for using the cost recovery method.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended June 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$316,522	$—	$—	$316,522
Purchases of receivable portfolios	41,137	—	—	41,137
Gross collections[1]	(89,426)	—	(3,827)	(93,253)
Basis adjustments	(621)	—	—	(621)
Revenue recognized[1]	58,928	—	3,827	62,755
Impairment reversals, net	1,046	—	—	1,046

Balance, end of period	$327,586	$—	$—	$327,586

Revenue as a percentage of collections	67.1%	0.0%	100.0%	68.4%

	For the Three Months Ended June 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$248,529	$3,880	$—	$252,409
Purchases of receivable portfolios	21,262	—	—	21,262
Gross collections[1]	(71,382)	(888)	(6,368)	(78,638)
Basis adjustments	(835)	—	(1)	(836)
Revenue recognized[1]	52,437	—	6,369	58,806
Impairment reversals, net	434	—		434

Balance, end of period	$250,445	$2,992	$—	$253,437

Revenue as a percentage of collections	74.1%	0.0%	100.0%	75.3%

	For the Six Months Ended June 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	86,523	—	—	86,523
Gross collections[1]	(174,730)	—	(8,664)	(183,394)
Basis adjustments	(1,574)	—	—	(1,574)
Revenue recognized[1]	115,756	—	8,664	124,420
Impairment reversals, net	1,263	—	—	1,263

Balance, end of period	$327,586	$—	$—	$327,586

Revenue as a percentage of collections	67.0%	0.0%	100.0%	68.5%

	For the Six Months Ended June 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	44,730	3,623	—	48,353
Gross collections[1]	(151,540)	(1,665)	(12,516)	(165,721)
Basis adjustments	(1,982)	—	(2)	(1,984)
Revenue recognized[1]	103,792	—	12,518	116,310
Impairment reversals, net	146	—	—	146

Balance, end of period	$250,445	$2,992	$—	$253,437

Revenue as a percentage of collections	68.6%	0.0%	100.0%	70.3%

1	For accrual basis portfolios, the weighted average annualized effective interest rate is the accrual rate utilized in recognizing revenue on our Accrual Basis Portfolios. This rate represents the monthly internal rate of return, which has been annualized utilizing the simple interest method. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool.

As of June 30, 2007, we had $327.6 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2007[1]	$43,581
2008	89,250
2009	68,673
2010	61,882
2011	44,907
2012	17,829
2013	1,464

Total	$327,586

[1]	2007 amount consists of six months data from July 1, 2007 to December 31, 2007.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006 (in thousands, except percentages):

	For The Three Months Ended June 30,
Variance Component	2007	2006	Change	Revenue Variance
Average portfolio balance	$307,645	$249,868	$57,777	$12,225
Weighted average effective interest rate[1]	78.0%	84.6%	(6.6%)	(5,122)
Zero basis revenue	$3,827	$6,369		(2,542)
Retained interest revenue	$220	$364		(144)

Total variance				$4,417

	For The Six Months Ended June 30,
Variance Component	2007	2006	Change	Revenue Variance
Average portfolio balance	$305,119	$250,300	$54,819	$22,764
Weighted average effective interest rate[1]	76.7%	83.1%	(6.4%)	(9,683)
Zero basis revenue	$8,664	$12,518		(3,854)
Retained interest revenue	$491	$722		(231)

Total variance				$8,996

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

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation[2]
Q1 2004	400	$786,398	$17,248	$—
Q2 2004	296	758,877	19,031	—
Q3 2004	365	721,237	20,967	—
Q4 2004	530	1,195,090	46,128	—
Q1 2005	513	530,047	19,523	—
Q2 2005[1]	2,773	3,675,277	121,939	—
Q3 2005	434	381,508	14,151	2,330
Q4 2005	1,568	1,326,216	39,941	1,935
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
[2]	Allocation of the forward flow asset to the cost basis of receivable portfolio purchases.

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Credit card	$35,666	$10,207	$80,261	$25,918
Other	5,471	11,055	6,262	22,435

	$41,137	$21,262	$86,523	$48,353

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings and tax payments. Our strong operating performance has resulted in an increase in stockholders’ equity to $159.7 million as of June 30, 2007, from $151.1 million as of December 31, 2006. In addition, we had an unrestricted cash balance of $4.5 million at June 30, 2007, after borrowing $27.0 million and purchasing $80.0 million (excluding the $6.5 million allocation of the forward flow asset) in receivable portfolios.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six months ended June 30,
	2007	2006
Net cash (used in) provided by operating activities	$(9,195)	$16,149
Net cash (used in) provided by investing activities	(20,365)	6,763
Net cash provided by (used in) financing activities	23,264	(19,860)

On December 31, 2004, our Secured Financing Facility expired. All of our portfolio purchases are now funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 6 to the consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for the one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make future Contingent Interest payments under this facility.

Operating Cash Flows

Net cash used in operating activities was $9.2 million for the six months ended June 30, 2007, compared to $16.1 million in net cash provided by operating activities for the six months ended June 30, 2006. The reduction in net cash provided by operating activities was primarily due to an increase of $19.5 million in cash basis operating expenses and the payment of the one time Contingent Interest payment discussed above, offset by an increase in gross collections. The increase in operating expenses was primarily volume-related, driven by our growth in collections, as well as changes in our collection strategies.

Historically we have been able to generate positive operating cash flow by maintaining our gross collections performance. Excluding the effects of the one time Contingent Interest payment, cash used in operations would have resulted in cash provided by operations of $7.7 million. Gross collections for the six months ended June 30, 2007, grew $17.4 million, or 10.4%, to $184.2 million, from $166.8 million for the six months ended June 30, 2006.

Interest payments were $28.7 million for the six months ended June 30, 2007, compared to $18.7 million for the six months ended June 30, 2006. The increase in interest expense was due to the one-time Contingent Interest payment discussed above.

Investing Cash Flows

Net cash used in investing activities was $20.4 million for the six months ended June 30, 2007, compared to $6.8 million net cash provided by investing activities for the six months ended June 30, 2006.

The cash flows used in investing activities for the six months ended June 30, 2007 are primarily related to cash receivable portfolio purchases of $80.0 million ($86.5 million of gross purchases less our forward flow allocation of $6.5 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $59.0 million. The cash flows provided by investing activities for the six months ended June 30, 2006 are primarily related to cash receivable portfolio purchases of $43.8 million ($48.3 million of gross purchases less our forward flow allocation of $4.5 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $49.4 million.

Capital expenditures for fixed assets acquired with internal cash flows were $0.9 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

Financing Cash Flows

Net cash provided by (used in) financing activities was $23.3 million and $(19.9) million for the six months ended June 30, 2007 and 2006, respectively.

The cash provided by financing activities during the six months ended June 30, 2007 reflects $27.0 million in borrowings, offset by $4.0 million in repayments under our Revolving Credit Facility. The cash provided by financing activities during the six months ended June 30, 2006, reflects $25.1 million in repayments of principal, offset by $4.5 million in borrowings under our Revolving Credit Facility. The increase in borrowings for the six months ended June 30, 2007 was directly related to the increase in receivable portfolio purchases discussed above.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$341	$250	$91	$—	$—
Operating leases	9,794	1,903	2,634	2,186	3,071
Employment agreements	385	385	—	—	—
Revolving Credit Facility	122,669	—	122,669	—	—
Contractual interest on derivative instruments	8,331	2,500	4,791	1,040	—
3.375% Convertible Senior Notes	100,000	—	—	100,000	—
Contractual interest on 3.375% Convertible Senior Notes	10,969	3,375	6,750	844	—
Portfolio forward flow agreement	101,878	33,959	67,919	—	—

Total contractual cash obligations	$354,367	$42,372	$204,854	$104,070	$3,071

Our Revolving Credit Facility has a remaining term of 2.9 years and to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our Revolving Credit Facility as of June 30, 2007, was $122.7 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 6 to the consolidated financial statements. Also, for additional information on purchase commitments see Note 9 to the consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments (this payment, less amounts accrued on our balance sheet, resulted in a charge to our statement of operations of $6.9 million after the effect of income taxes), we have achieved twenty-two consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $4.5 million as of June 30, 2007, and $77.3 million in borrowing capacity and borrowing base availability under our Revolving Credit Facility as of June 30, 2007.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in our Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion, which is pending. On June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal. This motion was granted on March 27, 2007. On April 9, 2007, the plaintiff filed a motion requesting an accelerated early neutral evaluation conference, which the court denied on April 16, 2007. Our management believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time, was a significant stockholder of ours, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in our Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to us, and we accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to us due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against us. To date, a class has been certified in two of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes. There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits, claims and counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by us or our employees. Although litigation is inherently uncertain, based on past experience, established reserves, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

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

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future liquidity requirements;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition, and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-03;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business;

•	A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and ability to collect on judgments in our favor;

•	We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We are dependent on our management team for the adoption and implementation of our strategies, and the loss of their services could have a material adverse effect on our business;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	We may not be able to manage our growth effectively;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely; and

•	Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

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

Item 6. Exhibits

Exhibit No.	Description

3.1	Bylaws of Encore Capital Group, Inc., as amended through May 1, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 3, 2007).

10.1	Consent and Amendment No. 4, dated as of May 7, 2007, to Credit Agreement, dated as of June 7, 2005, by and among Encore Capital Group, Inc., the financial institutions listed therein, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 8, 2007).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

		By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice-President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	August 8, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws of Encore Capital Group, Inc., as amended through May 1, 2007 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 3, 2007).

10.1	Consent and Amendment No. 4, dated as of May 7, 2007, to Credit Agreement, dated as of June 7, 2005, by and among Encore Capital Group, Inc., the financial institutions listed therein, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 8, 2007).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).