Form 10-Q
period 2007-09-30
ENCORE CAPITAL GROUP INC
filed 2007-10-25
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2007
Common Stock, $0.01 par value	22,987,810 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	September 30, 2007 (Unaudited)	December 31, 2006 (A)
Assets
Cash and cash equivalents	$4,478	$10,791
Restricted cash	3,137	4,660
Accounts receivable, net	4,915	2,599
Investment in receivable portfolios, net	348,818	300,348
Property and equipment, net	4,650	5,249
Prepaid income tax	5,031	3,727
Purchased servicing asset	314	1,132
Forward flow asset	18,399	27,566
Other assets	26,200	21,903
Goodwill	13,735	13,735
Identifiable intangible assets, net	2,825	3,628

Total assets	$432,502	$395,338

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$18,823	$23,744
Accrued profit sharing arrangement	—	6,869
Deferred tax liabilities, net	10,862	10,667
Deferred revenue	3,034	2,156
Purchased servicing obligation	187	634
Debt	232,948	200,132
Other liabilities	606	—

Total liabilities	266,460	244,202

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,988 shares and 22,781 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	230	228
Additional paid-in capital	71,698	66,532
Accumulated earnings	94,127	83,933
Accumulated other comprehensive (loss) income	(13)	443

Total stockholders’ equity	166,042	151,136

Total liabilities and stockholders’ equity	$432,502	$395,338

(A) Derived from the audited consolidated financial statements as of December 31, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Revenue from receivable portfolios, net	$59,415	$57,247	$185,589	$174,425
Servicing fees and other related revenue	3,276	3,350	9,705	12,585

Total revenues	62,691	60,597	195,294	187,010

Operating expenses
Salaries and employee benefits	17,138	15,773	50,388	48,358
Stock-based compensation expense	1,281	1,490	3,286	4,335
Cost of legal collections	20,868	12,545	59,649	36,767
Other operating expenses	4,987	5,308	16,970	17,409
Collection agency commissions	2,478	4,533	8,639	14,178
General and administrative expenses	4,462	4,388	12,965	11,421
Depreciation and amortization	833	964	2,541	2,892

Total operating expenses	52,047	45,001	154,438	135,360

Income before other (expense) income and income taxes	10,644	15,596	40,856	51,650

Other (expense) income
Interest expense	(3,648)	(2,920)	(9,904)	(9,286)
Contingent interest expense	—	(3,824)	(4,123)	(12,746)
Pay-off of future contingent interest	—	—	(11,733)	—
Other income	79	45	153	379

Total other expense	(3,569)	(6,699)	(25,607)	(21,653)

Income before income taxes	7,075	8,897	15,249	29,997
Provision for income taxes	(1,717)	(3,689)	(5,055)	(12,616)

Net income	$5,358	$5,208	$10,194	$17,381

Basic – Earnings per share computation:
Net income available to common stockholders	$5,358	$5,208	$10,194	$17,381

Weighted average shares outstanding	22,922	22,778	22,837	22,745

Earnings per share – Basic	$0.23	$0.23	$0.45	$0.76

Diluted – Earnings per share computation:
Net income available to common stockholders	$5,358	$5,208	$10,194	$17,381

Weighted average shares outstanding	22,922	22,778	22,837	22,745
Incremental shares from assumed conversion of stock awards	551	605	583	644

Diluted weighted average shares outstanding	23,473	23,383	23,420	23,389

Earnings per share – Diluted	$0.23	$0.22	$0.44	$0.74

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total	Comprehensive
	Shares	Par	Capital	Earnings	Income (loss)	Equity	Income (loss)
Balance at December 31, 2006	22,781	$228	$66,532	$83,933	$443	$151,136
Net income	—	—	—	10,194	—	10,194	$10,194
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets	—	—	—	—	150	150	150
unrealized loss on cash flow hedge	—	—	—	—	(606)	(606)	(606)
Exercise of stock options	201	2	342	—	—	344	—
Vesting of share based awards	6	—	—	—	—	—	—
Stock-based compensation	—	—	3,286	—	—	3,286	—
Tax benefit related to stock option exercises	—	—	122	—	—	122	—
Tax benefit from convertible note interest expense	—	—	1,416	—	—	1,416	—

Balance at September 30, 2007	22,988	$230	$71,698	$94,127	$(13)	$166,042	$9,738

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Gross collections	$269,782	$242,583

Less:
Amounts collected on behalf of third parties	(368)	(546)
Amounts applied to principal on receivable portfolios	(81,267)	(66,937)
Servicing fees	89	51
Operating expenses	(146,071)	(121,420)
Interest payments	(10,193)	(9,634)
Contingent interest payments	(22,724)	(17,975)
Other income	153	379
Decrease in restricted cash	1,523	848
Income taxes	(7,398)	(842)
Excess tax benefits from stock-based payment arrangements	(683)	(754)

Net cash provided by operating activities	2,843	25,753

Investing activities
Purchases of receivable portfolios, net of forward flow allocation	(125,224)	(73,237)
Collections applied to principal of receivable portfolios	81,267	66,937
Proceeds from put-backs and recalls of receivable portfolios	2,097	2,691
Purchases of property and equipment	(1,139)	(1,447)

Net cash used in by investing activities	(42,999)	(5,056)

Financing activities
Proceeds from notes payable and other borrowings	53,000	23,500
Repayment of notes payable and other borrowings	(20,000)	(35,641)
Proceeds from exercise of common stock options	344	146
Excess tax benefits from stock-based payment arrangements	683	754
Repayment of capital lease obligations	(184)	(179)

Net cash provided by (used in) financing activities	33,843	(11,420)

Net (decrease) increase in cash	(6,313)	9,277
Cash and cash equivalents, beginning of period	10,791	7,026

Cash and cash equivalents, end of period	$4,478	$16,303

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2007	2006
Net income	$10,194	$17,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,541	2,892
Amortization of loan costs	912	1,039
Stock-based compensation expense	3,286	4,335
Tax benefit from convertible note interest expense	1,416	1,351
Tax benefit from stock option exercises	122	863
Deferred income tax expense	195	4,266
Excess tax benefits from stock-based payment arrangements	(683)	(754)
Impairment on receivable portfolios, net	2,558	668
Changes in operating assets and liabilities
Decrease in restricted cash	1,523	848
Increase in other assets	(6,708)	(1,137)
(Increase) decrease in prepaid income tax	(1,304)	4,915
Decrease in accrued profit sharing arrangement	(6,869)	(5,230)
Increase (decrease) in deferred revenue and purchased service obligation	431	(2,325)
(Decrease) in accounts payable and accrued liabilities	(5,377)	(3,359)
Increase in other liabilities	606	—

Net cash provided by operating activities	$2,843	$25,753

See accompanying notes to unaudited condensed consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business, and Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, and telecom purchased from national financial institutions, major retail credit corporations, telecom companies, and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 6 for further discussion of the Company’s debt.

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

Effects of New Accounting Pronouncement

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006, and adopted by the Company effective January 1, 2007. FIN 48 establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. See Note 7 to the condensed consolidated financial statements for further discussion of the impact of FIN 48 on the Company’s financial statements.

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

Note 3: Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which is a revision of Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“SFAS No. 123”), using the modified prospective approach. The adoption of SFAS No. 123R requires all stock-based compensation to be recognized in the consolidated financial statements at fair value.

On March 30, 2005, the Board of Directors of the Company adopted a new 2005 Stock Incentive Plan (“2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to the Company. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan. The benefits provided under these plans are share-based compensation subject to the provisions of SFAS No. 123R.

In accordance with SFAS No. 123R, compensation expense is recognized only for those shares expected to vest, with estimated forfeitures based on the Company’s historical experience and future expectations. For the nine months ended September 30, 2007, $3.3 million was recognized as stock-based compensation expense.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the grant of stock options to certain employees and directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest based on three to five years of continuous service, and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Weighted average fair value of options granted	$6.82	$5.33
Risk free interest rate	4.49%	4.83%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	70.69%	44.38%
Weighted-average expected life of options	5 Years	3 Years

Unrecognized compensation cost related to stock options as of September 30, 2007 was $5.1 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 2.5 years. The fair value of options vested for the nine months ended September 30, 2007 and 2006 was $3.4 million and $4.3 million, respectively.

A summary of the Company’s stock option activity and related information is as follows for the nine months ended September 30, 2007:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	2,535,018	$0.35 - $20.30	$10.25
Granted	330,000	10.92 - 11.30	11.03
Cancelled/forfeited	(503,451)	16.17 - 20.30	17.93
Exercised	(200,499)	0.35 - 12.01	1.72

Outstanding at September 30, 2007	2,161,068	$0.35 -$20.09	$9.37	$8,684

Exercisable at September 30, 2007	1,450,908	$0.35 - $20.09	$7.49	$8,390

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.7 million and $2.0 million, respectively. As of September 30, 2007, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.80 years and 5.79 years, respectively.

The following table summarizes outstanding and exercisable options as of September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life	Number Outstanding	Weighted-Average Exercise Price
$0.35 -$0.52	449,832	$0.50	4.92	449,832	$0.50
1.00	199,004	1.00	3.46	199,004	1.00
1.30	65,832	1.30	5.33	65,832	1.30
2.95	37,500	2.95	5.56	37,500	2.95
4.50	833	4.50	5.60	833	4.50
10.60	42,000	10.60	8.68	8,400	10.60
10.92	234,500	10.92	9.90	—	—
11.00	150,001	11.00	6.08	150,001	11.00
11.30	95,500	11.30	9.32	—	—
11.94	75,000	11.94	8.90	15,000	11.94
12.01	66,666	12.01	6.08	66,666	12.01
14.59	7,700	14.59	8.58	2,100	14.59
15.42	300,000	15.42	7.59	200,000	15.42
16.17	81,500	16.17	6.52	81,500	16.17
16.19	200,200	16.19	8.09	67,572	16.19
16.93	10,000	16.93	6.59	10,000	16.93
17.83	35,000	17.83	7.70	23,334	17.83
18.02	50,000	18.02	7.84	33,334	18.02
20.09	60,000	20.09	7.34	40,000	20.09

$0.35 - $20.09	2,161,068	$9.37	6.80	1,450,908	$7.49

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with SFAS 123R, the fair value of restricted stock units is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which were determined to be 10.6% of awards granted to officers and 11.5% of awards granted to all others. As of September 30, 2007, 154,150 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance Shares”). The fair value of the Performance Shares is expensed over the expected vesting period based on our forfeiture assumptions. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance Shares have been made as of September 30, 2007. The remaining 406,850 non-vested shares are not performance based, and will vest, and are being expensed over approximately two to three years of continuous service.

Restricted stock units activity and related information is as follows for the nine months ended September 30, 2007:

Restricted Stock Units	Non-Vested Shares	Weighted- Average Grant Date Fair Value
Beginning of period, December 31, 2006	47,700	$16.19
Awarded	532,600	$11.42
Released	(6,000)	$11.90
Cancelled/forfeited	(13,300)	$15.38

End of period, September 30, 2007	561,000	$11.72

Unrecognized compensation cost related to restricted stock units as of September 30, 2007 was $4.2 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding restricted stock units was approximately 4.7 years.

The Financial Accounting Standards Board issued Statement No. 128, “Earnings per Share” (“SFAS No. 128”), which requires companies to disclose the number of stock options that have the potential to dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive in the periods presented. Employee stock options to purchase approximately 1,123,000 and 1,049,000 shares of common stock during the three months and nine months ended September 30, 2007, respectively, and employee stock options to purchase approximately 1,337,000 and 1,289,000 shares of common stock during the three months and nine months ended September 30, 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of September 30, 2007, there were six portfolios accounted for using the cost recovery method, consisting of $1.9 million in net book value of investment in receivable portfolios, representing all of the healthcare portfolios that the Company had acquired. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. The Company is in the process of either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. Since the Company is no longer actively working on these accounts, it has placed them on cost recovery. The $1.9 million net book value, which has been reduced by a $1.4 million impairment charge, reflects the value that the Company expects to realize in a sale or through the collection activities of the external agencies.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis cash flows at the beginning and end of the current period (in thousands):

	Nine Months Ended September 30, 2007
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2006	$38,967	$417,981	$456,948
Revenue recognized, net	(5,108)	(57,045)	(62,153)
(Reductions) additions on existing portfolios	(3,956)	20,438	16,482
Additions for current purchases	—	52,980	52,980

Balance at March 31, 2007	$29,903	$434,354	$464,257
Revenue recognized, net	(4,047)	(59,974)	(64,021)
Additions on existing portfolios	4,442	39,959	44,401
Additions for current purchases	—	58,837	58,837

Balance at June 30, 2007	$30,298	$473,176	$503,474
Revenue recognized, net	(3,316)	(56,099)	(59,415)
Reductions on existing portfolios	(2,613)	(6,907)	(9,520)
Additions for current purchases	—	58,936	58,936

Balance at September 30, 2007	$24,369	$469,106	$493,475

	Nine Months Ended September 30, 2006
	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(6,507)	(51,067)	(57,574)
(Reductions) additions on existing portfolios	(6,615)	7,175	560
Additions for current purchases	—	28,708	28,708

Balance at March 31, 2006	$43,994	$345,777	$389,771
Revenue recognized, net	(6,734)	(52,870)	(59,604)
Additions on existing portfolios	19,961	7,326	27,287
Additions for 12 month curve extension	—	86,020	86,020
Additions for current purchases	—	22,950	22,950

Balance at June 30, 2006	$57,221	$409,203	$466,424
Revenue recognized, net	(6,150)	(51,097)	(57,247)
(Reductions) additions on existing portfolios	(2,084)	13,722	11,638
Additions for current purchases	—	36,189	36,189

Balance at September 30, 2006	$48,987	$408,017	$457,004

During the three months ended September 30, 2007, the Company purchased receivable portfolios with a face value of $1.3 billion for $47.9 million, or a purchase cost of 3.7% of face value. The estimated future collections at acquisition for these portfolios amounted to $108.1 million. During the nine months ended September 30, 2007, the Company purchased receivable portfolios with a face value of $5.1 billion for $134.4 million, or a purchase cost of 2.6% of face value. The estimated collections at acquisition for these portfolios amounted to $304.1 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2007 and 2006, approximately $3.1 million and $5.9 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered. During the nine months ended September 30, 2007 and 2006, approximately $11.8 million and $18.4 million, respectively, was recognized as revenue on portfolios for which the related cost basis has been fully recovered.

During the quarter ended June 30, 2007, the Company revised the model it uses to value portfolio for the first six months of ownership. Effective April 1, 2007, this model was updated to extend future projected collections from 54 or 60 months to 72 months. This change was made as a result of the Company’s increased confidence in its ability to forecast future cash collections to 72 months. This change did not result in a significant change in forecasted collections or revenue.

During the quarter ended June 30, 2006, the Company revised the forecasting methodology it uses to value portfolio after the first six months of ownership, by extending the collection forecast from 60 months to 72 months. Extending the collection forecast from 60 months to 72 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $86.0 million, or 13.6% as of June 30, 2006.

The following table summarizes the changes in the net balance of the investment in receivable portfolios during the nine months ended September 30, 2007 (in thousands, except percentages):

	For the Nine Months Ended September 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	134,392	—	—	134,392
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections[1]	(256,943)	—	(11,754)	(268,697)
Put-backs and recalls[2]	(2,097)	—	—	(2,097)
Revenue recognized[1]	175,676	—	11,754	187,430
Impairment, net	(1,167)	—	—	(1,167)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$346,968	$1,850	$—	$348,818

Revenue as a percentage of collections	67.9%	0.0%	100.0%	68.8%

[1]

Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.7 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

[2]	Represents accounts that are returned to or recalled by the seller in accordance with the respective purchase agreement.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the nine months ended September 30, 2007 (in thousands):

Valuation Allowance
Balance at December 31, 2006	$4,522
Provision for impairment losses	1,008
Reversal of prior impairment	(1,225)

Balance at March 31, 2007	$4,305
Provision for impairment losses	1,408
Reversal of prior impairment	(2,454)

Balance at June 30, 2007	$3,259
Provision for impairment losses	3,215
Write-down of healthcare receivables	1,391
Reversal of prior impairment	(785)

Balance at September 30, 2007	$7,080

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collection sites	$30,571	$28,449	$97,082	$103,310
Legal collections	42,546	30,204	126,706	85,040
Sales	4,992	4,094	20,261	13,188
Collection agencies	6,894	12,409	23,397	39,324
Other	627	625	2,336	1,721

Gross collections for the period	$85,630	$75,781	$269,782	$242,583

Note 5: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Debt issuance costs	$3,401	$4,272
Deferred court costs, net	17,004	10,934
Deferred compensation assets	3,262	4,256
Prepaid employment agreement	611	1,111
Other	1,922	1,330

	$26,200	$21,903

Note 6: Debt

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2007	December 31, 2006
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	132,669	99,669
Capital Lease Obligations	279	463

	$232,948	$200,132

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears, on March 19 and September 19 of each year. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes were convertible, prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represented an initial conversion price of approximately $22.34 per share, subject to adjustment. As of September 30, 2007, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

Revolving Credit Facility

During 2005, the Company entered into a three-year revolving credit facility (“Revolving Credit Facility”), to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet the needs of the Company, and is due to expire in May 2010.

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

Effective May 7, 2007, the Company amended the facility in connection with an agreement reached with the lender under the Company’s Secured Financing Facility. This amendment allows the Company to exclude the expense associated with a one-time payment of $16.9 million in connection with its termination of all future obligations under its Secured Financing Facility as further discussed below.

Effective October 19, 2007, the Company amended the facility to change the definition of “change of control” to exclude from that definition acquisitions of stock by Red Mountain Capital Partners LLC (“Red Mountain”), JCF FPK I LP (“JCF FPK”) and their respective affiliates. The amendment was entered into in contemplation of a shareholders’ agreement between Red Mountain affiliates and JCF FPK.

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

•

An aggregate revolving commitment of $200.0 million (with an expansion feature to $250.0 million), subject to borrowing base availability, with $5.0 million sub-limits for swingline loans and letters of credit.

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

As September 30, 2007, of the $200.0 million commitment, the outstanding balance on the Revolving Credit Facility was $132.7 million, which bore a weighted average interest rate of 7.43%. The aggregate borrowing base was $200.0 million, of which $67.3 million was available for future borrowings.

Secured Financing Facility

The Company repaid in full the principal balance of the secured financing facility (“Secured Financing Facility”) at the end of 2006 and will make no further borrowings under that facility. Prior to May 7, 2007, the Company and the lender shared the residual collections, net of servicing fees paid to the Company. The residual collections paid to the lender were classified as contingent interest (“Contingent Interest”).

On May 7, 2007, the Company entered into an agreement with the lender under its Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on the Company’s balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in the statement of operations for the nine months ended September 30, 2007. The charge reduced earnings per share by approximately $0.30 for the nine months ended September 30, 2007. Subsequent to the second quarter of 2007, the Company no longer recorded any Contingent Interest expense under the Secured Financing Facility.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stated interest	$—	$380	$—	$1,277
Contingent interest	—	3,824	4,123	12,746
Pay-off of contingent interest	—	—	11,733	—

Total interest expense	$—	$4,204	$15,856	$14,023

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

SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities, as amended” (“SFAS133”), requires that the derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value must be recorded to earnings unless specific hedge accounting criteria has been met and the hedge is designated as an effective hedge. When these criteria are met, the change in fair value is recorded as other comprehensive income. From the inception of the hedging program, the Company has concluded that the criteria have been met and the hedges have been classified as effective cash flow hedges. Accordingly, for the three and nine months ended September 30, 2007, the Company has recorded the change in fair value as other comprehensive income. As of September 30, 2007, the fair value of the hedges represented a liability of $0.6 million and is included in other liabilities and accumulated other comprehensive loss.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,000 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%. Capital lease obligations outstanding as of September 30, 2007, and September 30, 2006 were $0.3 million, and $0.5 million, respectively.

Note 7: Income Taxes

The Company recorded an income tax expense of $1.7 million, reflecting an effective rate of 24.3% of pretax income for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2007, consists primarily of a provision for Federal income taxes of 32.6% (which is net of a benefit for State taxes of 2.4%), a provision for State taxes of 6.8%, a provision for the effect of permanent book versus tax differences of 0.1%, and a benefit of 15.2% relating to State taxes. The 15.2% benefit is primarily due to a new effective State tax rate resulting from the receipt of a favorable ruling from a State tax authority granting the Company the right to a more favorable filing methodology, a net beneficial adjustment to the State and Federal tax payables resulting from the completion of the Company’s 1999 – 2006 State tax returns, a beneficial adjustment to the Company’s deferred taxes and the recognition of the benefit of certain State net operating losses generated in 2006. For the three months ended September 30, 2006, the Company recorded an income tax provision of $3.7 million, reflecting an effective rate of 41.5% of pretax income. The effective tax rate for the three months ended September 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for State taxes of 3.1%), a provision for State taxes of 8.8%, and the effect of permanent book versus tax differences of 0.8%.

The Company recorded an income tax provision of $5.1 million, reflecting an effective rate of 33.1% of pretax income for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2007, consists primarily of a provision for Federal income taxes of 32.6% (which is net of a benefit for State taxes of 2.4%), a provision for State taxes of 6.8%, a provision for the effect of permanent book versus tax differences of 0.1%, and a benefit of 6.4% relating to State taxes. The 6.4% benefit is primarily due to a new effective State tax rate resulting from the receipt of a favorable ruling from a State tax authority granting the Company the right to a more favorable filing methodology, a net beneficial adjustment to the State and Federal tax payables resulting from the completion of the Company’s 1999-2006 State tax returns, a beneficial adjustment to the Company’s deferred taxes and the recognition of the benefit of certain State net operating losses generated in 2006. For the nine months ended September 30, 2006, the Company recorded an income tax provision of $12.6 million, reflecting an effective rate of 42.1% of pretax income. The effective tax rate for the nine months ended September 30, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for State taxes of 3.1%), a provision for State taxes of 8.8%, the effect of permanent book versus tax differences of 0.2% and the effect of an anticipated adjustment related to an Internal Revenue tax audit of the Company’s 2003 income tax return of 1.2%, which the Company concluded during the three months ended September 30, 2006, was probable.

The Company adopted the provisions of FIN 48 on January 1, 2007. During the quarter ended September 30, 2007, the Company filed certain amended State tax returns that generated refund claims in the amount of $0.9 million. However, due to the uncertainty of realizing such refunds, the Company has fully reserved the expected benefit, resulting in no impact to the Company’s financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits through September 30, 2007 is as follows:

Amount (in thousands)
Balance at December 31, 2006	$—
Additions based on tax positions related to the current year	885
Reductions for tax positions related to the current year	(885)

Balance at September 30, 2007	$—

Note 8: Purchase Concentrations

The following table summarizes the concentration of the Company’s purchases by seller sorted by total aggregate costs for the nine months ended September 30, 2007 and 2006, adjusted for put-backs, account recalls and replacements (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For the Nine Months Ended
	September 30, 2007		September 30, 2006
	Cost	%	Cost	%
Seller 1	$45,997	34.2%	$36,009	44.6%
Seller 2	16,208	12.1%	—	0.0%
Seller 3	12,078	9.0%	3,622	4.5%
Seller 4	6,939	5.2%	—	0.0%
Seller 5	6,283	4.7%	—	0.0%
Seller 6	5,560	4.1%	—	0.0%
Seller 7	5,196	3.9%	—	0.0%
Seller 8	4,865	3.6%	—	0.0%
Seller 9	3,955	2.9%	6,256	7.8%
Seller 10	3,921	2.9%	—	0.0%
Other	23,390	17.4%	34,800	43.1%

	$134,392	100.0%	$80,687	100.0%
Adjustments[1]	(762)		(1,294)

Purchases, net	$133,630		$79,393

[1]	Adjusted for put-backs, account recalls and replacements.

Note 9: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, a former officer of the Company, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the

Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion, which is pending. On June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal. This motion was granted on March 27, 2007. On April 9, 2007, the plaintiff filed a motion requesting an accelerated early neutral evaluation conference, which the court denied on April 16, 2007. Management of the Company believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

On February 9, 2007, the Company’s wholly-owned subsidiary, Midland Credit Management, Inc. (“Midland”), entered into a definitive joint stipulation of settlement and release (the “Settlement Agreement”) with the lead plaintiff in a proposed class action on behalf of herself and all others similarly situated, to settle litigation filed against Midland in the San Diego County Superior Court, relating to claims under the California Labor Code. Pursuant to the Settlement Agreement, the claims brought in the class action against Midland would be settled for a maximum total payment (if all settlement class members submit valid claims) of $1.1 million. Of this amount, approximately $85,000 represents unpaid bonus overtime compensation alleged to be owed to the approximately 400 members of the class over a 4-year period, including employer taxes and statutory interest on such amounts. The balance represents a negotiated settlement of penalties allegedly owed to the class members under California law for the failure to pay the unpaid bonus overtime compensation, plaintiff’s attorney’s fees, and the costs of administering the settlement. The Settlement received final court approval on June 7, 2007. The final settlement payment amount, reflecting actual claims submitted, was $0.9 million. Accordingly, to reflect the actual settlement, during the three months ended June 30, 2007, the Company reversed $0.2 million of the amount accrued for this matter.

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

Purchase Commitments

In June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of September 30, 2007, future minimum purchase commitments under this agreement are as follows (in thousands):

2007	2008	2009	2010	Total
$8,246	$32,982	$32,982	$16,491	$90,701

The purchase commitment above assumes that the remaining commitment as of September 30, 2007 will be incurred ratably over the remaining term of such agreement.

Note 10: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and Convertible Notes. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. As of September 30, 2007, the Company has not repurchased any of its common stock or its Convertible Notes under this program.

Note 11: Cost Savings Initiatives

In September 2007, the Company announced certain cost savings initiatives aimed at reducing its overall operating expenses (the “Plan”). As part of the Plan, the Company has reduced its workforce by 115 people and will exit from its healthcare purchasing and collection activities. The reduction in workforce comprised 70 people at the Company’s call center in Phoenix, Arizona, 30 at its bankruptcy servicing center in Arlington, Texas and 15 at its corporate headquarters in San Diego, California.

As of September 30, 2007, the Company estimates that the costs associated with exiting its healthcare purchasing and collection activities will be approximately $1.7 million, including a charge of $1.4 million related to a loss on the anticipated sale of its healthcare receivable portfolios, which has been recognized as an impairment charge against the Company’s revenue, and $0.3 million of salaries and benefits, primarily severance payments for its healthcare purchasing and collection employees. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No 146”), the $0.3 million of salaries and benefits has been recognized and is included in salaries and employee benefits.

Pursuant to SFAS No. 146, the Company recorded a one-time charge of approximately $1.4 million in the third quarter of 2007 related to its reduction in workforce, including the severance cost of $0.3 million for the healthcare purchasing and collection employees discussed above. This one-time charge, primarily severance, is included in salaries and employee benefits.

The following table summarizes the components related to the cost savings initiatives associated with the Plan through September 30, 2007, (in thousands):

	Cost Recognized Through September 30, 2007	Cost Incurred Through September 30, 2007	Accrual As of September 30, 2007
Write-down of healthcare receivables	$1,391	—	$1,391
Employee separation costs	1,196	—	1,196
Other	235	(28)	207

Total Costs	$2,822	$(28)	$2,794

The Company expects the Plan to be fully executed by the end of 2007.

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

Cost Savings Initiatives

In September 2007, we announced certain cost savings initiatives aimed at reducing our overall operating expenses. These initiatives included reducing our workforce by 115 people and announcing that we will exit from our healthcare purchasing and collection activities. The reduction in workforce comprised 70 people at our call center in Phoenix, Arizona, 30 at our bankruptcy servicing center in Arlington, Texas and 15 at our corporate headquarters in San Diego, California.

As of September 30, 2007, we estimate that the costs associated with exiting our healthcare purchasing and collection activities will be approximately $1.7 million, including a charge of $1.4 million related to a loss on the anticipated sale of our healthcare receivable portfolios and $0.3 million of salaries and benefits, primarily severance payments, for our healthcare purchasing and collection employees.

We recorded a one-time charge of approximately $1.4 million in the third quarter of 2007 related to our reduction in workforce, including the severance cost of $0.3 million for our healthcare purchasing and collection employees discussed above. This one-time charge is composed primarily of severance payments for our former employees.

Purchases and Collections

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Credit card	$40,971	$12,078	$121,232	$37,995
Other	6,898	20,256	13,160	42,692

	$47,869	$32,334	$134,392	$80,687

During the three months ended September 30, 2007, we invested $47.9 million for portfolios with face values aggregating $1.3 billion for an average purchase price of 3.7% of face value. This is a $15.6 million increase, or 48.0%, in the amount invested, compared with the $32.3 million invested during the three months ended September 30, 2006, to acquire portfolios with a face value aggregating $1.1 billion for an average purchase price of 3.0% of face value.

During the nine months ended September 30, 2007, we invested $134.4 million for portfolios with face values aggregating $5.1 billion for an average purchase price of 2.6% of face value. This is a $53.7 million increase, or 66.6%, in the amount invested, compared with the $80.7 million invested during the nine months ended September 30, 2006, to acquire portfolios with a face value aggregating $2.2 billion for an average purchase price of 3.6% of face value.

During the twelve months ended September 30, 2007, we invested $198.0 million for portfolios with face values aggregating $6.6 billion for an average purchase price of 3.0% of face value. This is a $77.4 million increase, or 64.1%, in the amount invested, compared with the $120.6 million invested during the twelve months ended September 30, 2006, to acquire portfolios with a face value aggregating $3.6 billion for an average purchase price of 3.4% of face value.

Collections by Channel

During the three and nine months ended September 30, 2007 and 2006, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collection sites	$30,571	$28,449	$97,082	$103,310
Legal collections	42,546	30,204	126,706	85,040
Collection agencies	6,894	12,409	23,397	39,324
Sales	4,992	4,094	20,261	13,188
Other	627	625	2,336	1,721

Gross collections for the period	$85,630	$75,781	$269,782	$242,583

Gross collections increased $9.8 million, or 13.0%, to $85.6 million during the three months ended September 30, 2007, from $75.8 million during the three months ended September 30, 2006.

Gross collections increased $27.2 million, or 11.2%, to $269.8 million during the nine months ended September 30, 2007, from $242.6 million during the nine months ended September 30, 2006.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2007		2006
Revenue
Revenue from receivable portfolios, net	$59,415	94.8%	$57,247	94.5%
Servicing fees and other related revenue	3,276	5.2%	3,350	5.5%

Total revenue	62,691	100.0%	60,597	100.0%

Operating expenses
Salaries and employee benefits	17,138	27.3%	15,773	26.0%
Stock-based compensation expense	1,281	2.0%	1,490	2.5%
Cost of legal collections	20,868	33.3%	12,545	20.7%
Other operating expenses	4,987	8.0%	5,308	8.7%
Collection agency commissions	2,478	4.0%	4,533	7.5%
General and administrative expenses	4,462	7.1%	4,388	7.3%
Depreciation and amortization	833	1.3%	964	1.6%

Total operating expenses	52,047	83.0%	45,001	74.3%

Income before other (expense) income and income taxes	10,644	17.0%	15,596	25.7%

Other (expense) income
Interest expense	(3,648)	(5.8)%	(2,920)	(4.8)%
Contingent interest expense	—	—	(3,824)	(6.3)%
Pay-off of future contingent interest	—	—	—	—
Other income	79	0.1%	45	0.1%

Total other expense	(3,569)	(5.7)%	(6,699)	(11.0)%

Income before income taxes	7,075	11.3%	8,897	14.7%
Provision for income taxes	(1,717)	(2.7)%	(3,689)	(6.1)%

Net income	$5,358	8.6%	$5,208	8.6%

	Nine Months Ended September 30,
	2007		2006
Revenue
Revenue from receivable portfolios, net	$185,589	95.0%	$174,425	93.3%
Servicing fees and other related revenue	9,705	5.0%	12,585	6.7%

Total revenue	195,294	100.0%	187,010	100.0%

Operating expenses
Salaries and employee benefits	50,388	25.8%	48,358	25.9%
Stock-based compensation expense	3,286	1.7%	4,335	2.3%
Cost of legal collections	59,649	30.6%	36,767	19.7%
Other operating expenses	16,970	8.7%	17,409	9.3%
Collection agency commissions	8,639	4.4%	14,178	7.6%
General and administrative expenses	12,965	6.6%	11,421	6.1%
Depreciation and amortization	2,541	1.3%	2,892	1.5%

Total operating expenses	154,438	79.1%	135,360	72.4%

Income before other (expense) income and income taxes	40,856	20.9%	51,650	27.6%

Other (expense) income
Interest expense	(9,904)	(5.1)%	(9,286)	(5.0)%
Contingent interest expense	(4,123)	(2.1)%	(12,746)	(6.8)%
Pay-off of future contingent interest	(11,733)	(6.0)%	—	—
Other income	153	0.1%	379	0.2%

Total other expense	(25,607)	(13.1)%	(21,653)	(11.6)%

Income before income taxes	15,249	7.8%	29,997	16.1%
Provision for income taxes	(5,055)	(2.6)%	(12,616)	(6.8)%

Net income	$10,194	5.2%	$17,381	9.3%

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

The following table summarizes collections, revenue, end of period receivable balance and other related supplemental data by year of purchases (in thousands, except percentages):

	For the Three Months Ended September 30, 2007					As of September 30, 2007
	Collections[1]	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net (Impairment) Reversal	Unamortized Balance	IRR
ZBA[2]	$3,316	$3,316	100.0%	5.6%	$—	$—	100.0%
2002	2,140	1,759	82.2%	3.0%	(368)	2,649	25.7%
2003	5,717	4,920	86.1%	8.3%	(834)	5,958	30.6%
2004	7,863	5,063	64.4%	8.5%	(1,131)	24,311	8.0%
2005	25,373	15,925	62.8%	26.8%	(1,362)	96,531	5.6%
2006	22,096	15,299	69.2%	25.7%	30	102,959	4.7%
2007	19,023	13,133	69.0%	22.1%	(156)	116,410	4.2%

Total	$85,528	$59,415	69.5%	100.0%	$(3,821)	$348,818	5.6%

	For the Three Months Ended September 30, 2006					As of September 30, 2006
	Collections[1]	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net (Impairment) Reversal	Unamortized Balance	IRR
ZBA[2]	$6,150	$6,150	100.0%	10.7%	$—	$—	100.0%
2001	181	39	21.5%	0.1%	—	—	19.4%
2002	4,986	3,803	76.3%	6.6%	(419)	6,246	20.0%
2003	11,230	9,921	88.3%	17.3%	—	13,866	22.6%
2004	12,707	9,584	75.4%	16.7%	(201)	38,413	7.8%
2005	28,180	20,327	72.1%	35.5%	(194)	136,709	4.8%
2006	12,152	7,423	61.1%	13.0%	—	71,490	4.1%

Total	$75,586	$57,247	75.7%	100.0%	$(814)	$266,724	6.3%

	For the Nine Months Ended September 30, 2007					As of September 30, 2007
	Collections[1]	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net (Impairment) Reversal	Unamortized Balance	IRR
ZBA[2]	$12,471	$12,471	100.0%	6.7%	$—	$—	100.0%
2002	8,338	7,424	89.0%	4.1%	(36)	2,649	25.7%
2003	22,013	19,075	86.6%	10.3%	(936)	5,958	30.6%
2004	28,199	19,392	68.8%	10.4%	(1,381)	24,311	8.0%
2005	86,447	55,560	64.3%	29.9%	760	96,531	5.6%
2006	71,320	48,261	67.7%	26.0%	(809)	102,959	4.7%
2007	40,626	23,406	57.6%	12.6%	(156)	116,410	4.2%

Total	$269,414	$185,589	68.9%	100.0%	$(2,558)	$348,818	5.6%

	For the Nine Months Ended September 30, 2006					As of September 30, 2006
	Collections[1]	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net (Impairment) Reversal	Unamortized Balance	IRR
ZBA[2]	$19,390	$19,390	100.0%	11.1%	$—	$—	100.0%
2001	2,766	1,263	45.7%	0.7%	135	—	19.4%
2002	18,037	14,078	78.1%	8.1%	(306)	6,246	20.0%
2003	39,288	33,500	85.3%	19.2%	175	13,866	22.6%
2004	40,733	28,507	70.0%	16.3%	(201)	38,413	7.8%
2005	100,206	64,777	64.6%	37.1%	(471)	136,709	4.8%
2006	21,616	12,910	59.7%	7.40%	—	71,490	4.1%

Total	$242,036	$174,425	72.1%	100.0%	$(668)	$266,724	6.3%

[1]	Does not include amounts collected on behalf of others.
[2]	Gross collections and revenue related to the retained interest are included in these tables.

Total revenue was $62.7 million for the three months ended September 30, 2007, an increase of $2.1 million, or 3.5%, compared to total revenue of $60.6 million for the three months ended September 30, 2006. Revenue, excluding Ascension’s bankruptcy servicing fees of $3.3 million, increased $2.2 million, or 3.8%, to $59.4 million. The increase in portfolio revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes in the first nine months of 2007 compared to the same period in 2006 and increased accretion revenue related to new operating initiatives. The increase in revenue was partially offset by a greater portion of our revenues coming from our 2004 to 2006 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004, a charge of $1.4 million related to a loss on the anticipated sale of our healthcare receivable portfolios and the recording of a larger impairment provision on certain of our portfolios during the quarter. During the three months ended September 30, 2007, we recorded a net impairment provision of $2.4 million compared to a net impairment provision of $0.8 million during the same period in the prior year.

Total revenue was $195.3 million for the nine months ended September 30, 2007, an increase of $8.3 million, or 4.4%, compared to total revenue of $187.0 million for the nine months ended September 30, 2006. Revenue, excluding Ascension’s bankruptcy servicing fees of $9.7 million, increased $11.2 million, or 6.4%, to $185.6 million. The increase in portfolio revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes in the first nine months of 2007 compared to the same period in 2006, increased accretion revenue associated with extending our collection forecast in the second quarter of 2006 from 60 months to 72 months and increased accretion revenue related to new operating initiatives. The increase in revenue was partially offset by a greater portion of our revenues coming from our 2004 to 2006 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004, a charge of $1.4 million related to a loss on the anticipated sale of our healthcare receivable portfolios and the recording a larger impairment provision on certain of our portfolios during the nine month period. During the nine months ended September 30, 2007, we recorded a net impairment provision of $1.2 million compared to a net impairment provision of $0.7 million during the same period in the prior year.

Revenue associated with bankruptcy servicing fees earned from Ascension, a provider of bankruptcy services to the finance industry, was $3.3 million for the three months ended September 30, 2007, a decrease of $0.1 million, or 2.2%, compared to revenue of $3.4 million for the three months ended September 30, 2006. Revenue associated with bankruptcy servicing fees earned from Ascension, was $9.7 million for the nine months ended September 30, 2007, a decrease of $2.8 million, or 23.3%, compared to revenue of $12.5 million for the nine months ended September 30, 2006. The decrease in Ascension revenue for the nine months ended September 30, 2007, is due to the high volume of bankruptcy placements in October 2005 just prior to the effective date of the Bankruptcy Reform Act (the “Act”). Consistent with our revenue recognition policy, the revenue associated with the significant number of Chapter 7 bankruptcy placements in October 2005 was recognized during the nine months ended September 30, 2006. Although bankruptcy placements have not returned to the levels experienced prior to the Act, they have increased from the low levels experienced in late 2005 and early 2006.

Operating Expenses

Total operating expenses were $52.0 million for the three months ended September 30, 2007, an increase of $7.0 million, or 15.7%, compared to total operating expenses of $45.0 million for the three months ended September 30, 2006. Excluding $1.4 million severance and other costs associated with our cost savings initiatives, operating expenses were $50.6 million, an increase of $5.6 million, or 12.5%, compared to total operating expenses of $45.0 million for the three months ended September 30, 2006.

Total operating expenses were $154.4 million for the nine months ended September 30, 2007, an increase of $19.0 million, or 14.1%, compared to total operating expenses of $135.4 million for the nine months ended September 30, 2006. Excluding $1.4 million severance and other costs associated with our cost savings initiatives, operating expenses were $153.0 million, an increase of $17.6 million, or 13.0%, compared to total operating expenses of $135.4 million for the nine months ended September 30, 2006.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased by $1.3 million, or 8.7%, to $17.1 million during the three months ended September 30, 2007, from $15.8 million during the three months ended September 30, 2006. This increase was primarily due to an increase of $1.4 million in severance and other costs associated with the reduction in our workforce and the decision to exit our healthcare purchasing and collection activities and an increase of $0.4 million related to insurance and other health benefit costs, offset by a $0.5 million reduction in salaries and wages and related costs due to reductions in headcount.

Total salaries and employee benefits increased by $2.0 million, or 4.2%, to $50.4 million during the nine months ended September 30, 2007, from $48.4 million during the nine months ended September 30, 2006. This increase was primarily due to an increase of $1.4 million in severance and other costs associated with the reduction in our workforce and the decision to exit our healthcare purchasing and collection activities, $0.5 million in other severance costs, and an increase of $0.3 million related to insurance and other health benefits, offset by a net $0.2 million reduction in salaries and wages and related costs.

Stock-based compensation expenses

Stock-based compensation expense decreased $0.2 million, or 14.0%, to $1.3 million, for the three months ended September 30, 2007, compared to $1.5 million for the three months ended September 30, 2006. This decrease was primarily the result of a reduction in expense of $0.5 million due to actual versus estimated forfeiture adjustments of certain stock options, offset by additional expense of $0.1 million associated with a modification of certain stock options and $0.1 million associated with the issuance of new equity grants.

Stock-based compensation expense decreased $1.0 million, or 24.2%, to $3.3 million, for the nine months ended September 30, 2007, compared to $4.3 million for the nine months ended September 30, 2006. This decrease was primarily the result of the reduction of approximately $1.1 million of expenses related to changes in assumptions used in calculating stock-based compensation for the nine months ended September 30, 2007 compared to September 30, 2006, and a reduction in expense of $0.5 million due to actual versus estimated forfeiture adjustments of certain stock options, offset by additional expense of $0.1 million associated with a modification of certain stock options and $0.5 million associated with new equity grants issued during the nine months ended September 30, 2007.

Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” requires us to analyze our assumptions used in valuing stock-based compensation and revise and implement new assumptions on an annual basis. The primary revision made in our 2007 assumptions was to use approximately five years to calculate the expected volatility and forfeitures rather than three years, which was used in 2006. See Note 3 to the condensed consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $8.4 million, or 66.4%, to $20.9 million during the three months ended September 30, 2007, as compared to $12.5 million during the three months ended September 30, 2006. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in contingent fees was primarily the result of an increase of $12.3 million, or 40.9%, in gross collections through our legal channel. Gross legal collections increased to $42.5 million during the three months ended September 30, 2007, from $30.2 million collected during the three months ended September 30, 2006. Cost of legal collections increased as a percent of gross collections through this channel to 49.0% during the three months ended September 30, 2007, from 41.5% during the three months ended September 30, 2006, primarily as a result of the payment of upfront court costs associated with our pursuit of legal collections and changes in our expected recovery rate on court costs spent.

The cost of legal collections increased $22.8 million, or 62.2%, to $59.6 million during the nine months ended September 30, 2007, as compared to $36.8 million during the nine months ended September 30, 2006. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in contingent fees was primarily the result of an increase of $41.7 million, or 49.0%, in gross collections through our legal channel. Gross legal collections increased to $126.7 million during the nine months ended September 30, 2007, from $85.0 million collected during the nine months ended September 30, 2006. Cost of legal collections increased as a percent of gross collections through this channel to 47.1% during the nine months ended September 30, 2007, from 43.2% during the nine months ended September 30, 2006, primarily as a result of the payment of upfront court costs associated with our pursuit of legal collections and changes in our expected recovery rate on court costs spent.

Other operating expenses

Other operating expenses decreased $0.3 million, or 6.1%, to $5.0 million during the three months ended September 30, 2007, from $5.3 million during the three months ended September 30, 2006. The decrease was primarily the result of a decrease in Ascension’s legal expense, a decrease in the amortization of deferred revenue, a decrease in recruiting expenses, and a decrease in other costs related to operations, offset by an increase in the number of direct mail campaigns for our receivable portfolios. Ascension’s legal expense decreased $0.3 million, or 36.9%, to $0.5 million during the three months ended September 30, 2007. Amortization of deferred revenue decreased $0.2 million, or 51.3%, to $0.2 million during the three months ended September 30, 2007. Recruiting costs decreased $0.2 million, or 59.2%, to $0.1 million during the three months ended September 30, 2007. Other costs related to operations such as telephone and credit report notification decreased $0.4 million, or 28.6%, to $1.2 million during the three months ended September 30, 2007. The cost of direct mail campaigns increased $0.8 million, or 52.0%, to $2.4 million during the three months ended September 30, 2007, compared to $1.6 million during the three months ended September 30, 2006.

Other operating expenses decreased $0.4 million, or 2.5%, to $17.0 million during the nine months ended September 30, 2007, from $17.4 million during the nine months ended September 30, 2006. The decrease was primarily the result of a decrease in Ascension’s legal expense, a decrease in the amortization of deferred revenue, and a decrease in recruiting expenses, offset by an increase in the number of direct mail campaigns for our receivable portfolios. Ascension’s legal expense decreased $0.9 million, or 41.7%, to $1.2 million during the nine months ended September 30, 2007. Amortization of deferred revenue decreased $0.7 million, or 46.9%, to $0.8 million during the nine months ended September 30, 2007. Recruiting costs decreased $0.7 million, or 58.5%, to $0.5 million during the nine months ended September 30, 2007. The cost of direct mail campaigns increased $1.9 million, or 33.0%, to $7.6 million during the nine months ended September 30, 2007, compared to $5.7 million during the nine months ended September 30, 2006.

Collection agency commissions

During the three months ended September 30, 2007, we incurred $2.5 million in commissions to third party collection agencies, or 35.9% of the related gross collections of $6.9 million, compared to $4.5 million in commissions, or 36.5% of the related gross collections of $12.4 million during the three months ended September 30, 2006. The decrease in commissions is consistent with the decrease in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily the result of the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency, as freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a long period of time.

During the nine months ended September 30, 2007, we paid $8.6 million in commissions to third party collection agencies, or 36.9% of the related gross collections of $23.4 million, compared to $14.2 million in commissions, or 36.1% of the related gross collections of $39.3 million during the nine months ended September 30, 2006. The decrease in commissions is consistent with the decrease in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily the result of the mix of accounts placed with the agencies.

General and administrative expenses

General and administrative expenses increased $0.1 million, or 1.7%, to $4.5 million during the three months ended September 30, 2007, from $4.4 million during the three months ended September 30, 2006. The increase in general and administrative expenses was primarily the result of an increase of $0.8 million in general corporate expenses offset by costs associated with our strategic alternatives process incurred during the three months ended September 30, 2006, of $0.7 million.

General and administrative expenses increased $1.6 million, or 13.5%, to $13.0 million during the nine months ended September 30, 2007, from $11.4 million during the nine months ended September 30, 2006. The increase was primarily the result of approximately $0.6 million of increased accounting and consulting service fees related to the filing of our 1999-2005 State tax returns, $0.6 million of increased building rent, and a $0.9 million net increase in general corporate expenses, offset by $0.5 million decrease in costs associated with the strategic alternatives process.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 13.2%, to $0.8 million during the three months ended September 30, 2007, from $1.0 million during the three months ended September 30, 2006. Depreciation expense remained consistent at $0.6 million during the three months ended September 30, 2007 and 2006. Amortization expense relating to intangible assets purchased from Ascension was $0.3 million for the three months ended September 30, 2007, compared to $0.4 million for the three months ended September 30, 2006.

Depreciation and amortization expense decreased $0.4 million, or 12.1%, to $2.5 million during the nine months ended September 30, 2007, from $2.9 million during the nine months ended September 30, 2006. Depreciation expense remained consistent at $1.7 million during the nine months ended September 30, 2007 and 2006. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.8 million for the nine months ended September 30, 2007, compared to $1.2 million for the nine months ended September 30, 2006.

Interest expense

Total interest expense decreased $3.1 million, or 45.9%, to $3.6 million during the three months ended September 30, 2007, from $6.7 million during the three months ended September 30, 2006.

Total interest expense increased $3.8 million, or 16.9%, to $25.8 million during the nine months ended September 30, 2007 from $22.0 million during the nine months ended September 30, 2006.

The following table summarizes our total interest expense (in thousands, except percentages):

	For the Three Months Ended September 30,
	2007	2006	$ Change	% Change
Stated interest on debt obligations	$3,277	$2,491	$786	31.6%
Amortization of loan fees and other loan costs	371	429	(58)	(13.5)%
Contingent interest expense	—	3,824	(3,824)	(100.0)%

Total interest expense	$3,648	$6,744	$(3,096)	(45.9)%

	For the Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Stated interest on debt obligations	$8,752	$7,820	$932	11.9%
Amortization of loan fees and other loan costs	1,152	1,466	(314)	(21.4)%
Contingent interest expense	4,123	12,746	(8,623)	(67.7)%
Pay-off of future contingent interest	11,733	—	11,733	—

Total interest expense	$25,760	$22,032	$3,728	16.9%

As of December 31, 2004, we no longer made borrowings under our Secured Financing Facility. As of December 31, 2006, we repaid in full the principal balance of our Secured Financing Facility. Prior to May 7, 2007, we shared with the lender the residual collections on purchases made under this facility, net of servicing fees paid to us. The residual collections paid to the lender were classified as contingent interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future contingent interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on our balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in our statement of operations for the nine months ended September 30, 2007. The charge reduced earnings per share by approximately $0.30 for the nine months ended September 30, 2007. Subsequent to the second quarter of 2007, we no longer recorded any contingent interest expense under the Secured Financing Facility in our statements of operations.

During 2005, we entered into a three-year revolving credit facility (“Revolving Credit Facility”), to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet the needs of the Company, and is due to expire in May 2010. We have financed portfolio purchases subsequent to December 31, 2004, using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 6 to the consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

Total other income remained consistent, at less than $0.1 million during the three months ended September 30, 2007 and 2006.

Total other income decreased $0.2 million, or 59.6%, to $0.2 million during the nine months ended September 30, 2007, from $0.4 million during the nine months ended September 30, 2006. The decrease in other income was primarily attributable to additional expenses associated with our non-qualified employee benefit plan.

Provision for income taxes

During the three months ending September 30, 2007, we recorded an income tax expense of $1.7 million, reflecting an effective rate of 24.3% of pretax income. Our effective tax rate for the three months ended September 30, 2007, differed from the Federal statutory rate primarily due to the net effect of State taxes, the effect of permanent book versus tax differences, and the beneficial effect of a new effective State tax rate. The new State tax rate was a result of the receipt of a favorable ruling from a State tax authority granting us the right to a favorable filing methodology, and the recognition of the benefit of certain net operating losses generated in 2006. This new effective State tax rate resulted in a beneficial adjustment to our deferred taxes. For the three months ended September 30, 2006, we recorded an income tax provision of $3.7 million, reflecting an effective rate of 41.5% of pretax income. Our effective tax rate for the three months ended September 30, 2006, differed from the Federal statutory rate primarily due to the net effect of State taxes.

During the nine months ended September 30, 2007, we recorded an income tax provision of $5.1 million, reflecting an effective rate of 33.1% of pretax income. Our effective tax rate for the nine months ended September 30, 2007, differed from the Federal statutory rate primarily due to the net effect of State taxes, a new effective State tax rate, and the recognition of the benefit of certain State net operating losses generated in 2006. This new effective State tax rate resulted in a beneficial adjustment to our deferred taxes. For the nine months ended September 30, 2006, we recorded an income tax provision of $12.6 million, reflecting an effective rate of 42.1% of pretax income. Our effective tax rate for the nine months ended September 30, 2006, differed from the Federal statutory rate primarily due to the net effect of State taxes, and an adjustment for a 2003 tax audit. The decrease in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to taxable income. See Note 7 to the consolidated financial statements for a further discussion of income taxes.

During the third quarter of 2007, we filed certain amended State tax returns that generated refund claims in the amount of $0.9 million. Due to the uncertainty of realizing related refunds, we placed a reserve against the refunds in accordance with the Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) issued by the Financial Accounting Standards Board. See Note 7 to the consolidated financial statements for a further discussion of the impact of FIN 48 on our financial statements.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

	Cumulative Collections through September 30, 2007
	Purchase Price[1]		<2001	2001	2002	2003	2004	2005	2006	2007	Total[2]	CCM[3]
<1999	$41,117	[4]	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$830	$142,314	3.5
1999	48,712		29,163	19,174	16,259	11,508	8,654	5,157	3,513	1,576	95,004	2.0
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	472	26,675	4.3
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	4,657	176,804	4.6
2002	61,501		—	—	48,322	70,227	62,282	45,699	33,694	12,171	272,395	4.4
2003	88,534		—	—	—	59,038	86,958	69,932	55,131	22,053	293,112	3.3
2004	101,349		—	—	—	—	39,400	79,845	54,832	28,199	202,276	2.0
2005	192,882		—	—	—	—	—	66,491	129,809	87,511	283,811	1.5
2006	142,136		—	—	—	—	—	—	42,354	71,320	113,674	0.8
2007	133,631		—	—	—	—	—	—	—	40,626	40,626	0.3

Total	$854,201		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$269,415	$1,646,691	1.9

1	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
2	Cumulative collections from inception through September 30, 2007.
3	Cumulative Collections Multiple (“CCM”) – collections to date as a multiple of purchase price.
4	From inception to December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Gross Collections[3]	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[4]	$142,314	$867	$143,181	3.5
1999	48,712		95,004	2,190	97,194	2.0
2000	6,153		26,675	623	27,298	4.4
2001	38,186		176,804	10,463	187,267	4.9
2002	61,501		272,395	16,548	288,943	4.7
2003	88,534		293,112	34,244	327,356	3.7
2004	101,349		202,276	60,137	262,413	2.6
2005	192,882		283,811	209,752	493,563	2.6
2006	142,136		113,674	238,831	352,505	2.5
2007[5]	133,631		40,626	268,638	309,264	2.3

Total	$854,201		$1,646,691	$842,293	$2,488,984	2.9

[1]	Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through September 30, 2007.
[3]	Includes $1.9 million in expected collections for the healthcare portfolios in cost recovery.
[4]	From inception to December 31, 1998.
[5]	As of April 1, 2007, initial collection forecasts for portfolio purchases were extended from 54 or 60 months to 72 months.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2007[1,2]	2008	2009	2010	2011	2012	2013	Total
<1999	$164	$479	$224	$—	$—	$—	$—	$867
1999	390	1,209	591	—	—	—	—	2,190
2000	106	336	181	—	—	—	—	623
2001	1,231	4,703	3,144	1,280	105	—	—	10,463
2002	3,281	10,016	2,315	905	31	—	—	16,548
2003	5,519	20,110	8,615	—	—	—	—	34,244
2004	7,737	25,814	17,645	8,941	—	—	—	60,137
2005	24,482	83,265	51,319	35,821	14,722	125	18	209,752
2006	20,468	74,174	53,426	41,602	33,020	16,141	—	238,831
2007	16,830	77,570	66,369	46,389	32,602	22,636	6,242	268,638

Total	$80,208	$297,676	$203,829	$134,938	$80,480	$38,902	$6,260	$842,293

[1]	2007 amount consists of three months data, from October 1, 2007 to December 31, 2007.
[2]	Includes $1.9 million in expected collections for the healthcare portfolios in cost recovery.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of September 30, 2007 (in thousands, except percentages):

	Unamortized Balance as of September 30, 2007[1]	Purchase Price[2]	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$2,649	$61,501	4.3%	0.7%
2003	5,958	88,534	6.7%	1.7%
2004	24,311	101,349	24.0%	7.0%
2005	96,531	188,993	51.1%	27.7%
2006	102,959	140,366	73.4%	29.5%
2007	116,410	133,190	87.4%	33.4%

Totals	$348,818	$713,933	48.9%	100.0%

[1]	Includes $1.9 million for the healthcare portfolios in cost recovery.
[2]

Purchase price refers to the cash paid to a seller to acquire a portfolio less the purchase price refunded by a seller due to the return of non-compliant accounts (also defined as put-backs) less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Collections by Channel

During the three and nine months ended September 30, 2007 and 2006, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following tables summarize gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collection sites	$30,571	$28,449	$97,082	$103,310
Legal collections	42,546	30,204	126,706	85,040
Collection agencies	6,894	12,409	23,397	39,324
Sales	4,992	4,094	20,261	13,188
Other	627	625	2,336	1,721

Gross collections for the period	$85,630	$75,781	$269,782	$242,583

External Collection Channels and Related Direct Costs

The following table summarizes our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections				Collection Agencies
	Three Months Ended September 30,				Three Months Ended September 30,
	2007		2006		2007		2006
Collections	$42,546	100.0%	$30,204	100.0%	$6,894	100.0%	$12,409	100.0%

Commissions	12,392	29.1%	8,838	29.3%	2,478	35.9%	4,533	36.5%
Court cost expense[1]	8,195	19.3%	3,674	12.2%	—	—	—	—
Other[2]	281	0.6%	33	0.1%	—	—	—	—

Total Costs	$20,868	49.0%	$12,545	41.5%	$2,478	35.9%	$4,533	36.5%

	Legal Collections				Collection Agencies
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Collections	$126,706	100.0%	$85,040	100.0%	$23,397	100.0%	$39,324	100.0%

Commissions	37,240	29.4%	26,464	31.1%	8,639	36.9%	14,178	36.1%
Court cost expense[1]	21,757	17.2%	10,219	12.0%	—	—	—	—
Other[2]	652	0.5%	84	0.1%	—	—	—	—

Total Costs	$59,649	47.1%	$36,767	43.2%	$8,639	36.9%	$14,178	36.1%

[1]

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

[2]	Other costs consist primarily of costs related to counter claims.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007[2]	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$4,501	$69,221
2004	—	$23,455	$37,674	$21,676	$9,962	$92,767
2005	—	—	$21,694	$40,762	$18,335	$80,791
2006	—	—	—	$39,395	$66,623	$106,018
2007[2]	—	—	—	—	$23,548	$23,548

[1]       Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

[2]       2007 amount consists of nine months data, from January 1, 2007, to September 30, 2007.

	Court Cost Expense by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007[2]	Total Court Costs
2003	$908	$2,046	$571	$300	$119	$3,944
2004	—	$2,509	$2,937	$1,087	$324	$6,857
2005	—	—	$3,271	$4,426	$713	$8,410
2006	—	—	—	$10,158	$9,290	$19,448
2007[2]	—	—	—	—	$9,529	$9,529

[1]       Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to this date.

[2]       2007 amount consists of nine months data, from January 1, 2007, to September 30, 2007.

	Commissions by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007[2]	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,279	$21,853
2004	—	$7,273	$12,060	$6,653	$2,916	$28,902
2005	—	—	$6,725	$12,108	$5,291	$24,124
2006	—	—	—	$11,451	$19,150	$30,601
2007[2]	—	—	—	—	$6,684	$6,684

[1]       Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

[2]       2007 amount consists of nine months data, from January 1, 2007, to September 30, 2007.

	Court Cost Expense and Commissions as a Percentage of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007[1]	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.1%	37.3%
2004	—	41.7%	39.8%	35.7%	32.5%	38.7%
2005	—	—	46.1%	40.6%	32.7%	40.3%
2006	—	—	—	54.9%	42.7%	47.2%
2007[1]	—	—	—	—	68.8%	68.8%
[1] 2007 amount consists of nine months data, from January 1, 2007, to September 30, 2007.

	Lawsuits Filed by Year[1]
Placement Year[2]	2003	2004	2005	2006	2007[3]	Total Sued
2003	23	29	5	2	—	59
2004	—	59	39	11	1	110
2005	—	—	76	46	2	124
2006	—	—	—	205	93	298
2007[3]	—	—	—	—	209	209

Total Sued	23	88	120	264	305	800

[1]       Represents the year the account was placed into litigation.

[2]       Represents the year the account was placed into our legal channel.

[3]       2007 amount consists of nine months data, from January 1, 2007, to September 30, 2007.

Changes in Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios consists of two components. First, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their cost basis, for which every dollar of gross collections is recorded as Zero Basis Revenue (“Zero Basis Portfolios”).

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of September 30, 2007, there were six portfolios accounted for using the cost recovery method, consisting of $1.9 million in net book value of investment in receivable portfolios and representing all of the healthcare portfolios that we have acquired.

In September 2007, we decided that we would exit our healthcare purchasing and collection activities because we had not achieved our profitability targets in this asset class. We are in the process of either selling our healthcare portfolios or placing the underlying accounts with external agencies for collections. Since we are no longer actively working these accounts, we have placed them on cost recovery. The $1.9 million net book value, which has been reduced by a $1.4 million impairment charge reflects the value that we expect to realize in a sale or through the collection activities of the external agencies.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended September 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$327,586	$—	$—	$327,586
Purchases of receivable portfolios	47,869	—	—	47,869
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections[1]	(82,213)	—	(3,090)	(85,303)
Put-backs and recalls[2]	(523)	—	—	(523)
Revenue recognized[1]	59,920	—	3,090	63,010
Impairment, net	(2,430)	—	—	(2,430)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$346,968	$1,850	$—	$348,818

Revenue as a percentage of collections	69.9%	0.0%	100.0%	69.4%

	For the Three Months Ended September 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$250,445	$2,992	$—	$253,437
Purchases of receivable portfolios	32,334	—	—	32,334
Gross collections[1]	(68,929)	(507)	(5,866)	(75,302)
Put-backs and recalls[2]	(707)	—	—	(707)
Revenue recognized[1]	51,910	—	5,866	57,776
Impairment, net	(814)	—	—	(814)

Balance, end of period	$264,239	$2,485	$—	$266,724

Revenue as a percentage of collections	74.1%	0.0%	100.0%	75.6%

	For the Nine Months Ended September 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	134,392	—	—	134,392
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections[1]	(256,943)	—	(11,754)	(268,697)
Put-backs and recalls[2]	(2,097)	—	—	(2,097)
Revenue recognized[1]	175,676	—	11,754	187,430
Impairment, net	(1,167)	—	—	(1,167)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$346,968	$1,850	$—	$348,818

Revenue as a percentage of collections	67.9%	0.0%	100.0%	68.8%

	For the Nine Months Ended September 30, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	77,064	3,623	—	80,687
Gross collections[1]	(220,469)	(2,172)	(18,382)	(241,023)
Put-backs and recalls[2]	(2,689)	—	(2)	(2,691)
Revenue recognized[1]	155,702	—	18,384	174,086
Impairments, net	(668)	—	—	(668)

Balance, end of period	$264,239	$2,485	$—	$266,724

Revenue as a percentage of collections	70.3%	0.0%	100.0%	72.0%

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

[2]	Represents accounts that are returned to or recalled by the seller in accordance with the respective purchase agreement.

As of September 30, 2007, we had $349.0 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2007[1]	$19,574
2008	99,838
2009	80,683
2010	65,726
2011	48,515
2012	28,970
2013	5,512

Total	$348,818

[1]	2007 amount consists of three months data from October 1, 2007 to December 31, 2007.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and nine months ended September 30, 2007, compared to the three and nine months ended September 30, 2006 (in thousands, except percentages):

	For The Three Months Ended September 30,
Variance Component	2007	2006	Change	Revenue Variance
Average portfolio balance	$331,113	$254,993	$76,120	$15,251
Weighted average effective interest rate[1]	67.8%	80.2%	(12.4)%	(10,249)
Zero basis revenue	$3,090	$5,866		(2,776)
Retained interest revenue	$226	$284		(58)

Total variance				$2,168

	For The Nine Months Ended September 30,
Variance Component	2007	2006	Change	Revenue Variance
Average portfolio balance	$314,481	$252,163	$62,318	$38,313
Weighted average effective interest rate[1]	73.4%	82.0%	(8.6)%	(20,230)
Zero basis revenue	$11,754	$18,384		(6,630)
Retained interest revenue	$718	$1,007		(289)

Total variance				$11,164

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

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation[2]
Q1 2004	400	$786,398	$17,248	$—
Q2 2004	296	758,877	19,031	—
Q3 2004	365	721,237	20,967	—
Q4 2004	530	1,195,090	46,128	—
Q1 2005	513	530,047	19,523	—
Q2 2005[1]	2,773	3,675,277	121,939	—
Q3 2005	434	381,508	14,151	2,330
Q4 2005	1,568	1,326,216	39,941	1,935
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
[2]	Allocation of the forward flow asset to the cost basis of receivable portfolio purchases.

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Credit card	$40,971	$12,078	$121,232	$37,995
Other	6,898	20,256	13,160	42,692

	$47,869	$32,334	$134,392	$80,687

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and the repayment of principal on bank borrowings and tax payments. Our strong operating performance has resulted in an increase in stockholders’ equity to $166.0 million as of September 30, 2007, from $151.1 million as of December 31, 2006.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months ended September 30,
	2007	2006
Net cash provided by operating activities	$2,843	$25,753
Net cash used in investing activities	(42,999)	(5,056)
Net cash provided by (used in) financing activities	33,843	(11,420)

On December 31, 2004, our Secured Financing Facility expired. All of our portfolio purchases are now funded with cash or financed under our $200.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, our Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 6 to the consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for the one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make future Contingent Interest payments under this facility.

Operating Cash Flows

Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2007, compared to $25.8 million in net cash provided by operating activities for the nine months ended September 30, 2006. The reduction in net cash provided by operating activities was primarily due to an increase of $24.7 million in cash basis operating expenses, a $4.7 million increase in Contingent Interest payments, an increase of $14.3 million in amounts applied to principal on receivable portfolios, and an increase of $6.6 million in income tax payments, offset by an increase of $27.2 million in gross collections. The increase in operating expenses was primarily related to an increase in the payment of upfront court costs

Interest payments were $32.9 million for the nine months ended September 30, 2007, compared to $27.6 million for the nine months ended September 30, 2006. The increase in interest expense was due to the one-time Contingent Interest payment discussed above, offset by the elimination of Contingent Interest payments subsequent to May 2007. Gross collections for the nine months ended September 30, 2007, grew $27.2 million, or 11.2%, to $269.8 million, from $242.6 million for the nine months ended September 30, 2006.

Investing Cash Flows

Net cash used in investing activities was $43.0 million for the nine months ended September 30, 2007, compared to $5.1 million net cash provided by investing activities for the nine months ended September 30, 2006.

The cash flows used in investing activities for the nine months ended September 30, 2007 are primarily related to cash receivable portfolio purchases of $125.2 million ($134.4 million of gross purchases less our forward flow allocation of $9.2 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $81.3 million. The cash flows used in investing activities for the nine months ended September 30, 2006 are primarily related to cash receivable portfolio purchases of $73.2 million ($80.7 million of gross purchases less our forward flow allocation of $7.5 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $66.9 million.

Capital expenditures for fixed assets acquired with internal cash flows were $1.1 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Financing Cash Flows

Net cash provided by (used in) financing activities was $33.8 million and $(11.4) million for the nine months ended September 30, 2007 and 2006, respectively.

The cash provided by financing activities during the nine months ended September 30, 2007 reflects $53.0 million in borrowings, offset by $20.0 million in repayments under our Revolving Credit Facility. The cash provided by financing activities during the nine months ended September 30, 2006, reflects $35.6 million in repayments of notes payable and amounts outstanding under our line of credit and other borrowings, offset by $23.5 million in borrowings under our Revolving Credit Facility. The increase in borrowings for the nine months ended September 30, 2007 was directly related to the increase in receivable portfolio purchases discussed above.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$279	$250	$29	$—	$—
Operating leases	9,320	1,832	2,549	2,124	2,815
Employment agreements	289	289	—	—	—
Revolving Credit Facility	132,669	—	132,669	—	—
Contractual interest on derivative instruments	7,706	2,500	4,478	728	—
3.375% Convertible Senior Notes	100,000	—	100,000	—	—
Contractual interest on 3.375% Convertible Senior Notes	10,125	3,375	6,750	—	—
Portfolio forward flow agreement	90,701	32,982	57,719	—	—

Total contractual cash obligations	$351,089	$41,228	$304,194	$2,852	$2,815

Our Revolving Credit Facility has a remaining term of 2.7 years and to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our Revolving Credit Facility as of September 30, 2007, was $132.7 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on September 7, 2005. For additional information on our debt, see Note 6 to the consolidated financial statements. Also, for additional information on purchase commitments see Note 9 to the consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge to our statement of operations of $6.9 million after the effect of income taxes), we have achieved twenty-three consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $4.5 million as of September 30, 2007, and $67.3 million in borrowing capacity and borrowing base availability under our Revolving Credit Facility as of September 30, 2007.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in our Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on September 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion, which is pending. On September 16, 2006, we filed a motion to stay the case pending the outcome of the appeal. This motion was granted on March 27, 2007. On April 9, 2007, the plaintiff filed a motion requesting an accelerated early neutral evaluation conference, which the court denied on April 16, 2007. Our management believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to us due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against us. To date, a class has been certified in two of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes. There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits, claims and counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by our employees or us. Although litigation is inherently uncertain, based on past experience, established reserves, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

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

For more information about these risks, see the discussion under “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended August 23, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on August 29, 2007).

10.2	Amendment No. 5 to the Credit Agreement dated as of June 7, 2005, among Encore Capital Group, Inc., the Lenders parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, effective as of October 19, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 22,2007).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice-President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: October 25, 2007

EXHIBIT INDEX

Exhibit No.	Description
10.1	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended August 23, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on August 29, 2007).

10.2	Amendment No. 5 to the Credit Agreement dated as of June 7, 2005, among Encore Capital Group, Inc., the Lenders parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, effective as of October 19, 2007 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on October 22,2007).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).