Form 10-K
period 2007-12-31
ENCORE CAPITAL GROUP INC
filed 2008-02-19
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 000-26489

ENCORE CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8875 Aero Drive, Suite 200, San Diego, CA	92123
(Address of Principal Executive Offices)	(Zip Code)

(877) 445-4581

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 9,770,383 shares was $121,934,380 at June 30, 2007, based on the closing price of the common stock of $12.48 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at February 5, 2008, was 22,991,810.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of shareholder to be held in 2008 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

PART I

Item 1—Business

An Overview of Our Business

Nature of Business

We are a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through our wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. We acquire receivable portfolios at deep discounts from their face values using our proprietary valuation process that is based upon an analysis of the individual consumer attributes of the underlying accounts. Based upon our ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment. The receivable portfolios we purchase consist primarily of unsecured, charged-off domestic consumer credit card, auto loan deficiency and telecom receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. From 2006 through August 2007, we also purchased healthcare receivables from hospitals and resellers of healthcare receivables. In September 2007, we exited our healthcare purchasing and internal collection activities, although we are still receiving collections from certain healthcare portfolios that we purchased. Acquisitions of receivable portfolios are financed from operating cash flows and by borrowings from third parties. See Note 8 to our consolidated financial statements for further discussion of our debt. Encore is a Delaware holding company whose assets consist of investments in its subsidiaries.

We have been in the collection business for 54 years and started purchasing portfolios for our own account approximately 17 years ago. From our inception through December 31, 2007, we have invested over $936.2 million to acquire 22.3 million consumer accounts with a face value of approximately $32.7 billion.

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

After we purchase a portfolio, we continuously refine our analysis of the accounts to determine the best strategy for collection. As with our purchase decisions, our collection strategies are based on account level criteria. Our collection strategies include:

•	the use of a nationwide network of collection attorneys to pursue legal action where appropriate;

•	outbound calling, driven by proprietary predictive software, by our own collection workforce located at our three domestic call centers and our international call center in India;

•	the use of multiple third party collection agencies;

•	direct mail campaigns coordinated by our in-house marketing group;

•	the transfer of accounts to a credit card provider, generating a payment to us; and

•	the sale of accounts where appropriate.

Investors wishing to obtain more information about Encore Capital Group, Inc. may access our Internet site (www.encorecapitalgroup.com) that allows access to relevant investor related information, free of charge, such as Security and Exchange Commission (“SEC”) filings, analyst coverage and earnings estimates, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our website as soon as reasonably practicable after being filed with, or furnished to, the SEC. The contents of our Internet site are not incorporated by reference in this Annual Report on Form 10-K.

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

Account—Based Portfolio Valuation. We analyze each account within a portfolio presented to us for purchase to determine the likelihood and expected amount of payment. We utilize an internally-developed valuation process based on a set of proprietary statistical models that predict behavior at the consumer level. Individual consumer characteristics are weighted, account-level payment expectations are determined, the expectations for each account are then aggregated to arrive at a portfolio-level liquidation assessment and a valuation for the entire portfolio is made. Our valuations are derived in large part from information accumulated on approximately 19.8 million accounts acquired since mid-2000, supplemented by external data purchased from providers.

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

Experienced Management Team. Our management team has considerable experience in finance, banking, consumer collections and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with the increased use of technology and statistical analysis.

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

Leverage Expertise in New Markets. We believe that our internally developed underwriting and collection processes can be extended to a variety of charged-off consumer receivables in addition to charged-off credit card receivables. We intend to continue to leverage our valuation, underwriting and collection processes to other charged-off receivable markets, including auto loan deficiencies, telecom and general consumer loans. To date, our purchases in other charged-off receivable markets have generally performed to expectations.

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

Acquisition of Receivables

Typically, receivable portfolios are offered for sale through a general auction, “forward flow” contract or direct negotiation. A “forward flow” contract is a commitment to purchase a defined volume of accounts from a seller for a period of typically 3 to 12 months, though such commitments can extend up to several years. We believe long-term success is achieved by combining a diverse sourcing approach with an account level scoring methodology and a disciplined evaluation process.

Identify purchase opportunities. We employ a team of professionals who maintain relationships with the largest credit grantors in the United States. Their role is to identify purchase opportunities and secure, if possible, exclusive negotiation rights for Encore.

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

Collection Strategies

We expand upon the insights created during our purchasing process when building account collection strategies. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively worked post-purchase. Throughout our ownership period, we continuously refine this analysis to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•

Legal Action. We generally outsource those accounts where it appears the debtor is able, but is unwilling to pay. We utilize lawyers that specialize in collection matters, paying them a contingency fee on amounts collected. This process is managed by our Legal Outsourcing Department. Prior to sending accounts to a law firm, a specialized internal group of collectors, or “Recovery Collectors,” communicates to the debtor our intention to have a lawyer evaluate the suitability of the account for litigation if payment arrangements cannot be established.

•

Call Centers. We maintain domestic collection call centers in San Diego, CA, Phoenix, AZ and St. Cloud, MN and an international call center in Gurgaon, India. Each site location consists of multiple collection departments, which are divided by specialties, each consisting of Group Managers supervising Account Managers. Account Managers are trained to use a friendly, but firm approach to assess the willingness of the customer to pay. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, collectors advise the debtors of alternative sources of financing to pay off their debt. In cases where a payment plan is developed, collectors encourage debtors to pay through automatic payment arrangements.

•

Third Party Collection Agencies. We selectively employ a strategy that uses collection agencies, which receive a contingency fee for each dollar collected. Generally, we use these agencies where we believe they can liquidate better or less expensively on certain accounts than we can in our internal call centers. These include, among others, accounts that generally have low liquidation expectations, such as accounts with small balances or with limited consumer contact information. We also use agencies to initially provide us a way to scale quickly when large purchases are made and as a challenge to our internal call center collection teams.

•

Direct Mail. We have an in-house marketing team that develops innovative mail campaigns. The mail campaigns generally offer debtors targeted discounts on their balances owed to encourage settlement of their accounts and to provide us with a low cost recovery method.

•

Sale. We believe our ability to analyze portfolios enables us to periodically sell a portion of such portfolios to buyers at a favorable price. We may consider selling certain accounts if we believe the current market price exceeds our estimate of the net present value of remaining collections or determine that additional recovery efforts are not warranted. In addition, under contractual obligations with Jefferson Capital, LLC (“Jefferson Capital”), we sell, on a forward flow basis, all accounts for which the debtor has filed for protection under the United States Bankruptcy Code. This agreement expires concurrently with our forward flow purchase agreement with Jefferson Capital, which expires the earlier of June 2010 or upon our purchase of $3.0 billion of face value in specified portfolio receivables from Jefferson Capital. See Note 12 to our consolidated financial statements for a further discussion of our forward flow purchase agreement.

•

Account Balance Transfer. We may transfer to our credit card partners accounts for which this approach offers the highest opportunity for success. The credit card partners may offer the debtor the opportunity to establish new credit and to transfer the balance onto a new credit card. If the account is transferred we receive an agreed-upon payment.

•

Skip Tracing. If a debtor’s phone number proves inaccurate when a collector calls an account, or if current contact information for a debtor is not available at the time of account purchase, then the account is automatically routed to our database skip tracing process. We currently use a number of different companies to provide phone numbers and addresses.

•

Inactive. We use our collection resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote. For example, for accounts where the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased, no collection method of any sort is assigned.

Competition

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies, financial services companies and a number of well-funded, newer entrants with limited experience in our industry. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third-party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the ease of negotiating and closing the prospective portfolio purchases with us, including our ability to obtain funding and our reputation with respect to the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the sellers in the market and has correspondingly given the remaining sellers increasing market strength in establishing the price and terms of the sale of credit card accounts.

Government Regulation

In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements, and are in compliance with all material government regulations. Adoption of new licensing requirements, or changing interpretations of existing requirements, could restrict our ability to collect in states, subject us to increased regulatory regulations, increase our costs, or adversely affect our ability to enforce our receivables.

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes establish specific guidelines and procedures which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. In addition to the FDCPA, significant federal laws applicable to our business include the following:

• Truth-In-Lending Act;	• U.S. Bankruptcy Code;
• Fair Credit Billing Act;	• Gramm-Leach-Bliley Act;
• Equal Credit Opportunity Act;	• Health Insurance Portability and Accountability Act; and
• Fair Credit Reporting Act;
• Electronic Funds Transfer Act;	• Regulations that relate to these Acts

Additionally, there may be comparable statutes in those states in which our customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit originator may impose on its customers, and also limit the time in which we may file legal actions to enforce consumer accounts.

The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we do not issue credit cards, these laws affect some of our operations because the majority of our receivables were originated through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the debtors that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

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

Employees

As of December 31, 2007, we had approximately 1,000 employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Item 1A—Risk Factors

Risk Factors

Recent instability in the financial markets may have an impact on our business.

Recently, the residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. These factors, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds has increased. Further declines in real estate values in the U.S. or elsewhere and continuing credit and liquidity concerns could further reduce our ability to collect on our purchased consumer receivable portfolios while adversely affecting their value. In addition, continued or further credit market dislocations or sustained market downturns may reduce the ability of lenders to originate new credit, limiting our ability to purchase consumer receivable portfolios in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us.

Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease.

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Annual Report on Form 10-K:

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

Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. The market for acquiring receivable portfolios has become more competitive. Our industry has attracted a large amount of investment capital. With this inflow of capital, we have seen a significant increase in the pricing of receivable portfolios to levels that we believe will generate reduced returns on investment and which will negatively affect our results of operations.

In addition to the competitive factors discussed above, the availability of consumer receivable portfolios at favorable prices and on favorable terms depends on a number of factors, within and outside of our control, including:

•	the continuation of the current growth and charge-off trends in consumer debt;

•	the continued sale of receivable portfolios by originating institutions;

•	our ability to develop and maintain long-term relationships with key major credit originators;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, and estimate the value of, portfolios; and

•	changes in laws and regulations governing consumer lending, bankruptcy and collections

In addition, because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. Ultimately, if we are unable to continually purchase and collect on a sufficient volume of receivables to generate cash collections that exceed our costs, our business will be materially and adversely affected.

We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables.

We may pursue the acquisition of portfolios consisting of assets with which we have little collection experience. We may not be successful in completing any of these acquisitions. Our lack of experience with new types of receivables may cause us to pay too much for these receivable portfolios, which may substantially hinder our ability to generate profits from such portfolios. Even if we successfully acquire such new types of receivables, our existing methods of collections may prove ineffective for such new receivables and our inexperience may materially and adversely affect our financial condition.

We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations.

We acquire and service receivables that the obligors have failed to pay and the sellers have deemed uncollectible and written off. The originating institutions generally make numerous attempts to recover on their nonperforming receivables, often using a combination of their in-house collection and legal departments as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables or collect sufficient amounts to cover our costs, this may materially and adversely affect our financial condition.

We may purchase portfolios that contain unprofitable accounts.

In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement. However, we cannot guarantee that such sellers will be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If we purchase portfolios containing too many accounts that do not conform to the terms of the purchase contracts or contain accounts that are otherwise uncollectible, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations, purchase new portfolios and our future growth and profitability may be materially and adversely affected.

The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model.

We use our internally developed Unified Collection Score, or UCS model, to project the remaining cash flows from our receivable portfolios. Our UCS model considers known data about our customers’ accounts, including, among other things, our collection experience and changes in external customer factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our UCS model. If we are not able to achieve these levels of forcasted collection, our revenues will be reduced or we may be required to record an impairment charge, which results in a reduction of our earnings.

We may not be successful in recovering court costs we anticipate recovering.

We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs (“Deferred Court Costs”). Deferred Court Costs represent amounts we believe we will recover from the obligors in addition to the amounts owed on their accounts. These court costs may bedifficult to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, this may materially and adversely affect our financial condition.

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

Moreover, we cannot assure you that we will be able to offer competitive bids for charged-off receivable portfolios. We face bidding competition in our acquisition of charged-off receivable portfolios. In our industry, successful bids generally are awarded on a combination of price, service and relationships with the debt sellers. Some of our current and future competitors may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry. They also may pay prices for portfolios that we determine are not reasonable. We cannot assurethat we will be able to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the number of sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.

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

Because fixed costs, such as certain personnel costs and lease or other facilities costs, constitute a significant portion of our overhead, we may be required to reduce the number of employees in our collection operations if we do not continually augment the receivable portfolios we service with additional receivable portfolios or collect sufficient amounts on receivables owned or serviced by us. Reducing the number of employees can affect our business adversely and lead to:

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

All of our receivable portfolios are pledged to secure amounts owed to our lenders. Our debt agreement imposes a number of restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in all or any of the following consequences, each of which could have a materially adverse effect on our ability to conduct business:

•	acceleration of outstanding indebtedness;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated.

We utilize the interest method to determine revenue recognized on substantially all of our receivable portfolios. Under this method, each pool of receivables is modeled based upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the pool of receivables, results in the recognition of revenue at a constant yield relative to the remaining balance in the pool . The actual amount recovered by us may substantially differ from our projections and may be lower than initially projected. If differences are material, we may take an impairment charge on all or on a portion of our investment, which would negatively affect our earnings.

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

Federal and state laws and regulations may limit our ability to recover and enforce the collection of receivables regardless of any act or omission on our part. Laws relating to debt collections also directly apply to our business. Additional consumer protection or privacy laws and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws may materially adversely affect our ability to collect on our receivables, which could materially and adversely affect our earnings. Our failure or the failure of third party agencies and attorneys or the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables or cause us to pay damages to the original debtors, which could reduce our revenues and harm our business.

Some laws and regulations applicable to credit card issuers or other debt originators may preclude us from collecting on receivables we purchase where the card issuer or originator failed to comply with applicable federal or state laws in generating or servicing the receivables that we have acquired. Because our receivables generally are originated and serviced nationwide, we cannot assure that the originating lenders have complied with applicable laws and regulations. While receivable acquisition contracts typically contain provisions indemnifying us for losses owing to the originating institution’s failure to comply with applicable laws and other events, we cannot assure that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

We purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collections methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts through available collections methods could materially and adversely affect our financial performance.

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business.

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

We rely on the court system for a significant portion of our collections.

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

We operate in an extremely litigious climate and currently are, and may in the future, be named as defendants in litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

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

Our management team has considerable experience in finance, banking, consumer collections and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with increased use of technology and statistical analysis. The loss of the services of one or more of our key executive officers could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. Our success depends on the continued service and performance of our management team, and we cannot guarantee that we will be able to retain such individuals.

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

Exposure to regulatory and economic conditions in India exposes us to risks or loss of business.

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the U.S., and we experience higher employee turnover in our India site. The continuation of these trends could result in the loss of the cost savings we sought to achieve by moving a portion of our collection operations to India. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the Indian economy is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material adverse effect on our business, results of operations and financial condition.

India has also experienced persistent though declining mass poverty, civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the Indian-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. Additionally, India’s recent nuclear activity could expose it to increased political scrutiny, exclusion, or sanctions. Changes in the political stability of India could have a material adverse effect on our business, results of operations and financial condition.

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

We are making significant modifications to our information systems to ensure that they continue to meet our current and foreseeable demands and continued expansion, and our future growth may require additional investment in these systems. These system modifications may exceed our cost or time estimates for completion or may be unsuccessful. If we cannot update our information systems effectively, our results of operations may be materially adversely affected.

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

Our business model may be uniquely vulnerable to an economic recession which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we often purchase are generally unsecured, we often would not be able to collect on those receivables. In addition, since we purchase receivables that are seriously delinquent, this is often an indication that many of the consumer debtors from whom we collect would be unable to service their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot assure you that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our earnings could be negatively affected.

In 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act (the “Protection Act”) was enacted which made significant changes in the treatment of consumer filers for bankruptcy protection. Since the Protection Act was enacted, the number of bankruptcy filings has decreased, and the volume of business at Ascension has decreased as a result. We cannot determine the impact of the Protection Act on the number of bankruptcy filings, on a prospective basis, and its impact on the collectability of consumer debt.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

At December 31, 2007, we occupied the indicated square footage in the leased facilities described below:

Location	Square Footage	Lease Expiration Date	Primary Use
San Diego, California	51,000	April 2015	Corporate headquarters, call center, and strategic outsourcing activities
Phoenix, Arizona	63,000	September 2008[1]	Call center
St. Cloud, Minnesota	43,000	June 2008[2]	Call center
Arlington, Texas	28,600	December 2010	Bankruptcy servicing center
Gurgaon, India	29,000	November 2010	Call center

[1]	This lease expires in September 2008 and we are currently renegotiating the lease to reduce the leased premises to 33,000 square feet at the same location.
[2]

This lease expires in June 2008 and we are currently renegotiating the lease to increase the leased premises to 49,000 square feet at the same location. We anticipate the new lease will have a five-year term expiring in June 2013.

We believe that our leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our present operation needs.

Item 3—Legal Proceedings

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to us due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against us. To date, a class has been certified in several of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes. There are a number of other lawsuits or claims pending or threatened against us. In general, these lawsuits, claims and counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by our employees or us. Although litigation is inherently uncertain, based on past experience, established reserves, the information currently available and the possible availability of insurance and/or indemnification from originating institutions in some cases, our management does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

Item 4—Submission of Matters to a Vote of Security Holders

On October 30, 2007, we held our annual meeting of stockholders. At the annual meeting, J. Brandon Black, Carl C. Gregory, III, Timothy J. Hanford, George Lund, Richard A. Mandell, Willem Mesdag, John J. Oros, J. Christopher Teets and Warren Wilcox were elected to serve as directors. The votes for the election of directors are set forth below:

Name of Nominee	Votes For	Votes Withheld
J. Brandon Black	21,568,201	285,400
Carl C. Gregory, III	18,716,164	3,137,437
Timothy J. Hanford	21,512,917	340,684
George Lund	21,569,401	284,200
Richard A. Mandell	21,567,961	285,640
Willem Mesdag	21,567,461	286,140
John J. Oros	21,569,401	284,200
J. Christopher Teets	21,569,401	284,200
Warren Wilcox	21,569,401	284,200

At the annual meeting, the stockholders also approved Proposal 2, ratifying the appointment of BDO Seidman, LLP as our independent registered public accounting firm for fiscal year 2007. The votes for Proposal 2 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-votes
21,797,958	52,242	3,400	0

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”

The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2007
First Quarter	$12.66	$9.24
Second Quarter	$12.64	$9.47
Third Quarter	$12.81	$9.34
Fourth Quarter	$12.23	$8.94

Fiscal Year 2006
First Quarter	$19.07	$14.52
Second Quarter	$14.97	$8.87
Third Quarter	$13.25	$11.30
Fourth Quarter	$14.49	$12.33

The closing price of our common stock on February 5, 2008, was $7.67 per share and there were 125 holders of record, including 108 NASD registered broker/dealers.

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the total cumulative stockholder return on our common stock for the period December 31, 2002, through December 31, 2007, with the cumulative total return of (a) the NASDAQ Index and (b) Asset Acceptance Capital Corp. (following its initial public offering in January 2004), Asta Funding, Inc. and Portfolio Recovery Associates, Inc. (following its initial public offering in September 2002), which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2002, in our common stock and in each of the comparison indices.

	12/02	12/03	12/04	12/05	12/06	12/07
Encore Capital Group, Inc.	$100.00	$1,372.73	$2,161.82	$1,577.27	$1,145.45	$880.00
NASDAQ Composite	$100.00	$149.75	$164.64	$168.60	$187.83	$205.22
Peer Group	$100.00	$171.83	$268.34	$288.19	$264.75	$216.47

Dividend Policy

As a public company, we have never declared or paid dividends on our common stock. However, the declaration, payment and amount of future dividends, if any, is subject to the discretion of our board of directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our Revolving Credit Facility, we are permitted to declare and pay dividends in an amount not to exceed, during any fiscal year, 20% of our audited consolidated net income for the then most recently completed fiscal year, so long as no default or unmatured default under the facility has occurred and is continuing or would arise as the result of the dividend payment. We may also be subject to additional dividend restrictions under future financing facilities.

Item 6—Selected Financial Data

This table presents selected historical financial data of Encore and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2005, 2004, and 2003 and for the years ended December 31, 2004 and 2003, were derived from our audited consolidated financial statements not included in this report. The selected financial data as of December 31, 2007, and 2006 and for the years ended December 31, 2007, 2006, and 2005, were derived from our audited consolidated financial statements included elsewhere in this report. The Selected Operating Data was derived from the books and records of the Company. (in thousands, except per share, and personnel data):

	As of and For The Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues
Revenue from receivable portfolios, net(1)	$241,402	$239,340	$215,931	$177,783	$115,882
Servicing fees and related revenues(2)	12,609	15,800	5,904	692	1,620

Total revenues	254,011	255,140	221,835	178,475	117,502

Operating expenses
Salaries and employee benefits	64,153	63,962	52,410	47,193	39,286
Stock-based compensation expense	4,287	5,669	—	—	—
Cost of legal collections	78,636	52,079	35,090	28,202	15,827
Other operating expenses	21,533	22,585	16,973	13,645	11,335
Collection agency commissions	12,411	18,030	17,287	4,786	—
General and administrative expenses	17,478	17,310	13,375	9,212	6,509
Depreciation and amortization	3,351	3,894	2,686	1,951	2,023

Total operating expenses	201,849	183,529	137,821	104,989	74,980

Income before other (expense) income and income taxes	52,162	71,611	84,014	73,486	42,522

Other (expense) income
Interest expense	(13,904)	(12,512)	(9,530)	(3,069)	(4,456)
Contingent interest expense	(4,123)	(18,520)	(23,187)	(32,261)	(16,023)
Pay-off of future contingent interest	(11,733)	—	—	—	—
Other income, net	1,071	609	929	690	7,380 (3)

Total other expense	(28,689)	(30,423)	(31,788)	(34,640)	(13,099)

Income before income taxes	23,473	41,188	52,226	38,846	29,423
Provision for income taxes	(8,431)	(17,180)	(21,135)	(15,670)	(11,003)

Net income	15,042	24,008	31,091	23,176	18,420
Preferred stock dividends	—	—	—	—	(374)

Net income available to common stockholders	$15,042	$24,008	$31,091	$23,176	$18,046

Earnings per common share:
Basic	$0.66	$1.06	$1.39	$1.05	$1.65
Diluted	$0.64	$1.03	$1.30	$0.99	$0.88

	As of and For The Years Ended December 31,
	2007	2006	2005	2004	2003
Weighted-average shares outstanding:
Basic	22,876	22,754	22,299	22,072	10,965
Diluted	23,386	23,390	23,998	23,481	20,873
Cash flow data:
Cash flows provided by (used in):
Operating activities	$15,834	$38,027	$31,226	$36,412	$33,971
Investing activities	$(95,059)	$(37,190)	$(144,344)	$(90,157)	$(19,472)
Financing activities	$73,334	$2,928	$110,413	$24,864	$23,361
Selected operating data:
Purchases of receivable portfolios, at cost(4)	$208,953	$144,287	$195,554	$103,374	$89,834
Gross collections for the period	$355,193	$337,097	$292,163	$234,676	$190,519
Average active employees for the period(5)	907	858	739	728	679
Gross collections per average active employee for the period	$392	$393	$395	$322	$281
Consolidated statements of financial condition data:
Cash and marketable securities	$4,900	$10,791	$7,026	$49,731	$38,612
Restricted cash	3,776	4,660	4,212	3,432	842
Investment in receivable portfolios, net	392,209	300,348	256,333	137,963	89,136
Investment in retained interest	—	—	—	—	1,231
Total assets	483,495	395,338	368,445	201,142	138,285
Accrued profit sharing arrangement	—	6,869	16,528	20,881	12,749
Total debt	272,420	200,132	198,121	66,828	41,638
Total liabilities	311,975	244,202	250,093	105,127	66,914
Total stockholders’ equity	$171,520	$151,136	$118,352	$96,015	$71,371

(1)

Includes net impairments of $11.2 million for the year ended December 31, 2007, $1.4 million for the year ended December 31, 2006, and $3.1 million for the year ended December 31, 2005. Also includes gains from whole portfolio sales totaling $0.3 million for the year ended December 31, 2003.

(2)	Includes $12.5 million, $15.7 million and $5.5 million in revenues from Ascension Capital Group for the years ending December 31, 2007, 2006 and 2005, respectively.
(3)

Reflects a non-recurring net pre-tax gain totaling $7.2 million, recognized in the first quarter of 2003 upon settlement of a lawsuit against the seller of certain accounts. This resulted in an after tax net gain of $4.4 million or $0.21 per share on a fully diluted basis.

(4)

Purchase price includes an $11.7 million, $10.6 million and $4.3 million allocation of the forward flow asset for 2007, 2006 and 2005, respectively. See Note 2 to the consolidated financial statements for a further discussion of our forward flow asset.

(5)	Excludes employees of Ascension Capital Group, which average approximately 133, 184, and 198, for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Contingent Interest Pay-off

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future contingent interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on our balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in our statements of operations for the year ended December 31, 2007. The charge reduced earnings per share by approximately $0.30 for the year ended December 31, 2007. Subsequent to the second quarter of 2007, we were no longer obligated to make any contingent interest payments under the Secured Financing Facility and as a result, no longer record such interest in our statements of operations.

Cost Savings Initiatives

In September 2007, we announced certain cost savings initiatives aimed at reducing our overall operating expenses. These initiatives included reducing our workforce by 115 people and exiting from our healthcare purchasing and collection activities. The reduction in workforce comprised 70 people at our call center in Phoenix, Arizona, 30 people at our bankruptcy servicing center in Arlington, Texas and 15 people at our corporate headquarters in San Diego, California.

The cost associated with exiting our healthcare purchasing and collection activities was approximately $1.7 million, including a charge of $1.4 million related to the impairment of our healthcare receivable portfolios and $0.3 million of salaries and benefits, primarily severance payments, for our healthcare purchasing and collection employees.

Additionally, we recorded a one-time charge of approximately $1.1 million in the third quarter of 2007 related to our reduction in workforce. This one-time charge is composed primarily of severance payments for our former employees.

Acquisition of outstanding membership interest in India operation

We have experienced tremendous growth in our India operation since its inception in the fourth quarter of 2005. Our India operation has become an integral part of our organizational strategy. On October 30, 2007, we entered into a membership interest purchase agreement with our then joint venture partner, to acquire its 49% ownership interest in our India operation. As a result, on October 30, 2007, we acquired full ownership of our India site. The total purchase price was $2.3 million in cash. Prior to the acquisition, our India site was determined to be a variable interest entity, subject to the provisions of Interpretation No. 46, (revised December 2003), “Consolidation of Variable Interest Entities,” and was already included in our consolidated financial statements. The entire purchase price of $2.3 million was allocated to goodwill. See Note 2 to the consolidated financial statements for additional information related to the acquisition.

Amendments of Revolving Credit Facility

During 2005, we entered into a three-year revolving credit facility (“Revolving Credit Facility”), to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet our needs. We entered into four amendments to our Revolving Credit Facility during the year ended December 31, 2007. The most significant of these amendments was entered into and effective on December 27, 2007, to increase the borrowing base of our Revolving Credit Facility. The amendment expands the size of the facility to $230 million, with an “accordion” feature that provides for an additional $70 million in availability under certain circumstances. As a result, the allocated revolving loan commitments of each of the lenders under the facility has been increased as stated in the amendment. See Note 8 to the consolidated financial statements for a further discussion of our debt and amendments to our Revolving Credit Facility.

Purchases and Collections

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivables portfolios we have purchased for the periods presented (in thousands):

	Years Ended December 31,
	2007	2006	2005
Credit card	$188,207	$66,657	$176,379
Other	20,746	77,630	19,175

Total purchases	$208,953	$144,287	$195,554

Collections by Channel

During 2007, 2006 and 2005, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Years Ended December 31,
	2007	2006	2005
Collection sites(1)	$126,093	$129,009	$127,980
Legal collections	169,005	118,712	88,144
Collection agencies(1)	33,325	49,696	44,384
Sales	24,001	34,035	26,739
Other	2,769	5,645	4,916

Gross collections	$355,193	$337,097	$292,163

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

Gross collections increased $18.1 million, or 5.4%, to $355.2 million during the year ended December 31, 2007, from $337.1 million during the year ended December 31, 2006.

Gross collections increased $44.9 million, or 15.4%, to $337.1 million during the year ended December 31, 2006, from $292.2 million during the year ended December 31, 2005.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	2007		2006		2005
Revenues
Revenue from receivable portfolios, net	$241,402	95.0%	$239,340	93.8%	$215,931	97.3%
Servicing fees and other related revenue	12,609	5.0%	15,800	6.2%	5,904	2.7%

Total revenues	254,011	100.0%	255,140	100.0%	221,835	100.0%

Operating expenses
Salaries and employee benefits	64,153	25.2%	63,962	25.0%	52,410	23.6%
Stock-based compensation expense	4,287	1.7%	5,669	2.2%	—	—
Cost of legal collections	78,636	31.0%	52,079	20.4%	35,090	15.8%
Other operating expenses	21,533	8.5%	22,585	8.9%	16,973	7.7%
Collection agency commissions	12,411	4.9%	18,030	7.1%	17,287	7.8%
General and administrative expenses	17,478	6.9%	17,310	6.8%	13,375	6.0%
Depreciation and amortization	3,351	1.3%	3,894	1.5%	2,686	1.2%

Total operating expenses	201,849	79.5%	183,529	71.9%	137,821	62.1%

Income before other (expense) income and income taxes	52,162	20.5%	71,611	28.1%	84,014	37.9%

Other (expense) income
Interest expense	(13,904)	(5.5)%	(12,512)	(4.9)%	(9,530)	(4.3)%
Contingent interest expense	(4,123)	(1.6)%	(18,520)	(7.3)%	(23,187)	(10.5)%
Pay-off of future contingent interest	(11,733)	(4.6)%	—	—	—	—
Other income	1,071	0.4%	609	0.2%	929	0.4%

Total other expense	(28,689)	(11.3)%	(30,423)	(12.0)%	(31,788)	(14.4)%

Income before income taxes	23,473	9.2%	41,188	16.1%	52,226	23.5%
Provision for income taxes	(8,431)	(3.3)%	(17,180)	(6.7)%	(21,135)	(9.5)%

Net income	$15,042	5.9%	$24,008	9.4%	$31,091	14.0%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-03, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-03”). Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our subsidiary, Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Year Ended December 31, 2007					As of December 31, 2007
	Collections(1)	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net Impairment	Unamortized Balance	Monthly IRR
ZBA(2)	$15,164	$15,164	100.0%	6.3%	$—	$—	—
2002	10,216	8,476	83.0%	3.5%	(699)	1,823	26.3%
2003	26,605	22,130	83.2%	9.2%	(2,485)	4,417	30.7%
2004	34,626	22,231	64.2%	9.2%	(3,861)	20,721	8.0%
2005	107,800	67,733	62.8%	28.1%	(2,466)	87,350	5.6%
2006	92,265	62,010	67.2%	25.6%	(1,563)	95,739	4.9%
2007	68,048	43,658	64.2%	18.1%	(156)	182,159	4.3%

Total	$354,724	$241,402	68.1%	100.0%	$(11,230)	$392,209	5.4%

	For the Year Ended December 31, 2006					As of December 31, 2006
	Collections(1)	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net (Impairment) Reversal	Unamortized Balance	Monthly IRR
ZBA(2)	$28,588	$28,588	100.0%	11.9%	$—	$—	—
2001	2,766	1,263	45.7%	0.5%	135	—	19.4%
2002	24,185	17,578	72.7%	7.3%	(799)	3,566	22.3%
2003	55,093	44,310	80.4%	18.5%	434	8,902	24.7%
2004	54,832	37,330	68.1%	15.6%	(648)	33,131	8.0%
2005	128,556	84,033	65.4%	35.2%	(471)	127,477	4.8%
2006	42,354	26,238	61.9%	11.0%	(30)	127,272	3.8%

Total	$336,374	$239,340	71.2%	100.0%	$(1,379)	$300,348	5.5%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross collections and revenue related to the retained interest are included in these tables.

Total revenue was $254.0 million for the year ended December 31, 2007, a decrease of $1.1 million, or 0.4%, compared to total revenue of $255.1 million for the year ended December 31, 2006. Revenue, excluding Ascension’s bankruptcy servicing fees for 2007 and 2006 of $12.5 million and $15.7 million, respectively, increased $2.1 million, or 0.9%, to $241.5 million. The increase in portfolio revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes in 2007 compared to 2006 and increased accretion revenue related to new operating initiatives. The increase in portfolio revenue was partially offset by a greater impairment on receivable portfolios, lower revenue recognition rates and a reduction in Zero Basis Revenue. During the year ended December 31, 2007, we recorded a net impairment provision of $11.2 million, including a $1.4 million impairment on our healthcare receivables in connection with exiting our healthcare purchasing and collecting activities, compared to a net impairment provision of $1.4 million in the prior year. The increase in the impairment provision in 2007, as compared to 2006, was primarily due to three factors. First, in the fourth quarter, we experienced a shortfall in collections against our forecast, a large percentage of which came from our older pool groups, which have very high monthly IRRs. Second, during the last two quarters of 2007, we experienced a trend in which a larger percentage of collections from our legal channel came from multi-payment settlements versus single-payment settlements. Given the high IRRs in our older pool groups, when payments are extended over a longer period of time and the cash flows are delayed, this generally results in an impairment provision, even if we receive the collections in the future. Despite this recent trend in the shift in payment types from single-payment settlements to multi-payment settlements in our legal channel, we have not experienced any material shifts in our overall payer rates or settlement rates. Finally, since it is reasonable to assume that current economic conditions will have some negative impact on consumers’ willingness or ability to repay their accounts, we felt it was prudent to reduce some of our near-term forecasted collections, which resulted in an increase to the impairment provision. The lower revenue recognition rates were due to a greater portion of our collections coming from our 2004 to 2007 portfolio purchases that have lower revenue recognition rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004.

During the year ended December 31, 2007, $14.3 million (exclusive of $0.9 million of Zero Basis Revenue on the retained interest) was recognized as Zero Basis Revenue, a $13.0 million decrease from the $27.3 million (exclusive of $1.3 million of Zero Basis Revenue on the retained interest) recognized during the year ended December 31, 2006. The reduction in Zero Basis Revenue was primarily the result of the sale of certain receivables portfolios in 2006 from Zero Basis Portfolios and an expected reduction in collections from Zero Basis Portfolios. In 2006, we sold accounts amounting to approximately $1.9 billion in face value for $13.9 million. This sale resulted in additional Zero Basis Revenue of $3.4 million for the year ended December 31, 2006. Additionally, we expect the revenue from our Zero Basis Portfolios to decline in future quarters as collections from these portfolios diminish.

Revenue associated with bankruptcy servicing fees earned from Ascension, a provider of bankruptcy services to the finance industry, was $12.5 million for the year ended December 31, 2007, a decrease of $3.2 million, or 20.4%, compared to revenue of $15.7 million for the year ended December 31, 2006. The decrease in Ascension revenue was due to the high volume of bankruptcy placements in October 2005 just prior to the effective date of the Bankruptcy Reform Act (the “Act”). Consistent with our revenue recognition policy, the revenue associated with the significant number of Chapter 7 bankruptcy placements in October 2005 was recognized during the year ended December 31, 2006. We have experienced a significant decline in bankruptcy placements since the effective date of the Act. Although bankruptcy placements have not returned to the levels experienced prior to the Act, they have increased gradually from the low levels experienced in late 2005 and 2006.

During the year ended December 31, 2007, we invested $209.0 million to acquire portfolios with face values aggregating $6.9 billion, for an average purchase price of 3.0% of face value. This is a $64.7 million increase, or 44.8%, in the amount invested compared with the $144.3 million invested during the year ended December 31, 2006, to acquire portfolios with a face value aggregating $3.7 billion, for an average purchase price of 3.9% of face value.

Operating Expenses

Total operating expenses were $201.8 million for the year ended December 31, 2007, an increase of $18.3 million, or 10.0%, compared to total operating expenses of $183.5 million for the year ended December 31, 2006.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased by $0.2 million, or 0.3%, to $64.2 million during the year ended December 31, 2007, from $64.0 million during the year ended December 31, 2006. The increase was primarily the result of a $1.6 million increase in severance expenses largely associated with the reduction in our workforce and the decision to exit our healthcare purchasing and collection activities, offset by decreases of $0.8 million in salary and wages, $0.2 million in bonuses, $0.2 million in payroll taxes and $0.2 million in health insurance costs due to reduced headcount as a result of the reduction in workforce in September 2007.

Stock-based compensation expenses

Stock-based compensation decreased by $1.4 million, or 24.4%, to $4.3 million during the year ended December 31, 2007, from $5.7 million during the year ended December 31, 2006. This decrease was primarily the result of a reduction of approximately $0.4 million of expenses related to changes in assumptions used in calculating our stock-based compensation, a reduction in expense of $1.5 million resulting from forfeited shares and a reduction in expense of $0.5 million resulting from stock options fully vested during the year ended December 31, 2007, offset by additional expenses of $1.0 million associated with new equity grants issued during the year ended December 31, 2007 and $0.1 million associated with a modification of certain stock options.

Cost of legal collections

The cost of legal collections increased $26.5 million, or 51.0%, to $78.6 million during the year ended December 31, 2007, as compared to $52.1 million during the year ended December 31, 2006. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in contingent fees was primarily the result of an increase of $50.3 million, or 42.4%, in gross collections through our legal channel. Gross legal collections amounted to $169.0 million during the year ended December 31, 2007, compared to $118.7 million collected during the year ended December 31, 2006. The cost of legal collections increased as a percent of gross collections through this channel to 46.5% during the year ended December 31, 2007, from 43.9% during the year ended December 31, 2006, primarily as a result of increased upfront court costs expensed associated with our pursuit of legal collections. Upfront court costs expensed were $28.0 million for the year ended December 31, 2007, including a reduction in expense of $0.8 million in connection with a change in our expected recovery rate. Upfront court costs expensed were $15.5 million for the year ended December 31, 2006. See “Legal Outsourcing Collections and Related Costs” under Supplemental Performance Data for further discussion of cost of legal collections.

Other operating expenses

Other operating expenses decreased $1.1 million, or 4.7%, to $21.5 million during the year ended December 31, 2007, from $22.6 million during the year ended December 31, 2006. This decrease was primarily the result of a decrease in Ascension’s legal expense, a decrease in the amortization of a previously acquired deferred revenue asset, a decrease in skiptracing expenses, and a decrease in recruiting expenses, offset by an increase in the number of direct mail campaigns and its related expense. Ascension’s legal expense decreased $0.9 million, or 37.4%, to $1.6 million during the year ended December 31, 2007. Amortization of a previously acquired deferred revenue asset decreased $0.9 million, or 48.9%, to $1.0 million during the year ended December 31, 2007. Skiptracing expenses decreased $0.4 million, or 22.0%, to $1.4 million during the year ended December 31, 2007. Recruiting expenses decreased $0.9 million, or 55.5%, to $0.7 million during the year ended December 31, 2007. The cost of direct mail campaigns increased $2.1 million, or 28.0%, to $9.6 million during the year ended December 31, 2007, compared to $7.5 million during year ended December 31, 2006.

Collection agency commissions

During the year ended December 31, 2007, we paid $12.4 million in commissions to third party collection agencies, or 37.2% of the related gross collections of $33.3 million, compared to $18.0 million in commissions, or 36.3% of the related gross collections of $49.7 million, during the year ended December 31, 2006. The decrease in commissions is consistent with the decrease in collections through this channel. The increase in commission rate as a percentage of the related gross collection is primarily the result of the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

General and administrative expenses

General and administrative expenses increased $0.2 million, or 1.0%, to $17.5 million during the year ended December 31, 2007, from $17.3 million during the year ended December 31, 2006. The increase was primarily the result of approximately $0.5 million of increased accounting and consulting service fees related to the filing of our 1999-2005 state tax returns, a $1.4 million net increase in general corporate expenses and $0.7 million of increased building rent, offset by a $1.3 million decrease in costs associated with the strategic alternatives process, and a $1.1 million decrease in litigation settlement costs.

Depreciation and amortization

Depreciation and amortization expense decreased $0.5 million, or 13.9%, to $3.4 million during the year ended December 31, 2007, from $3.9 million during the year ended December 31, 2006. Depreciation expense remained consistent at $2.3 million during the years ended December 31, 2007 and 2006. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension in the third quarter of 2005 was $1.1 million for the year ended December 31, 2007, compared to $1.6 million for the year ended December 31, 2006.

Interest expense

Interest expense decreased $1.2 million, or 4.1%, to $29.8 million during the year ended December 31, 2007, from $31.0 million during the year ended December 31, 2006.

The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,
	2007	2006	$ Change	% Change
Stated interest on debt obligations	$12,401	$10,637	$1,764	16.6%
Amortization of loan fees and other loan costs	1,503	1,875	(372)	(19.8)%

Subtotal	13,904	12,512	1,392	11.1%
Contingent interest	4,123	18,520	(14,397)	(77.7)%
Pay-off of future contingent interest	11,733	—	11,733	—

Total interest expense	$29,760	$31,032	$(1,272)	(4.1)%

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

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future contingent interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on our balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in our statement of operations for the year ended December 31, 2007. The charge reduced earnings per share by approximately $0.30 for the year ended December 31, 2007. Subsequent to the second quarter of 2007, we are no longer obligated to pay any contingent interest expense under the Secured Financing Facility and, as a result, no longer record such interest in our statements of operations.

During 2005, we entered into a three-year Revolving Credit Facility, to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet our needs, and is due to expire in May 2010. We have financed portfolio purchases subsequent to December 31, 2004, using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 8 to the consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

During the year ended December 31, 2007, total other income was $1.1 million, compared to $0.6 million for the year ended December 31, 2006. The increase in other income was primarily attributable to the realization of previously unrecognized gains of $0.8 million associated with the plan assets of our non-qualified employee benefit plan, offset by a $0.3 million decrease associated with the change in the value of plan assets and plan liabilities. During the year ended December 31, 2007, we liquidated all of our mutual funds within the plan assets. As a result, previously unrealized investment gains of $0.8 million were recognized as other income. As of December 31, 2007, investments in plan assets consist only of Company Owned Life Insurance. For this investment, the change in the cash surrender value of the insurance policies is recognized in earnings.

Provision for income taxes

During the year ended December 31, 2007, we recorded an income tax provision of $8.4 million, reflecting an effective rate of 35.9% of pretax income. The effective tax rate for the year ended December 31, 2007, consists primarily of a provision for Federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a blended provision for state taxes of 6.7%, a provision for the effect of permanent book versus tax differences of 0.1%, and a benefit of 3.5% relating to state taxes. The 3.5% benefit is primarily due to a new effective State tax rate resulting from the receipt of a favorable ruling from a state tax authority granting us the right to use a more favorable filing methodology, a net beneficial adjustment of $0.3 million to the state and Federal tax payables resulting from the completion of our 1999-2006 state tax returns, a beneficial adjustment to our deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006. For the year ended December 31, 2006, we recorded an income tax provision of $17.2 million, reflecting an effective rate of 41.7% of pretax income. Our effective tax rate for the year ended December 31, 2006, differed from the Federal statutory rate primarily due to the net effect of state taxes, permanent book versus tax differences, and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of our 2003 income tax return. The decrease in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to taxable income, offset by the increase in tax expense related to the tax audit issue noted above. See Note 10 to the consolidated financial statements for a further discussion of income taxes.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

The following table summarizes collections, revenue, end of period receivable balance and other related supplemental data by year of purchases (in thousands, except percentages):

	For the Year Ended December 31, 2006					As of December 31, 2006
	Collections(1)	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net (Impairment) Reversal	Unamortized Balance	Monthly IRR
ZBA(2)	$28,588	$28,588	100.0%	11.9%	$—	$—	—
2001	2,766	1,263	45.7%	0.5%	135	—	19.4%
2002	24,185	17,578	72.7%	7.3%	(799)	3,566	22.3%
2003	55,093	44,310	80.4%	18.5%	434	8,902	24.7%
2004	54,832	37,330	68.1%	15.6%	(648)	33,131	8.0%
2005	128,556	84,033	65.4%	35.2%	(471)	127,477	4.8%
2006	42,354	26,238	61.9%	11.0%	(30)	127,272	3.8%

Total	$336,374	$239,340	71.2%	100.0%	$(1,379)	$300,348	5.5%

	For the Year Ended December 31, 2005					As of December 31, 2005
	Collections(1)	Net Revenue	Revenue Recognition Rate	% of Total Revenue	Net Impairment	Unamortized Balance	Monthly IRR
ZBA(2)	$32,412	$32,412	100.0%	15.0%	$—	$—	—
2000	245	115	46.9%	0.1%	—	—	—
2001	8,664	6,557	75.7%	3.0%	(135)	1,499	21.8%
2002	33,522	27,516	82.1%	12.7%	(531)	10,207	18.7%
2003	69,932	58,188	83.2%	26.9%	(270)	19,669	21.2%
2004	79,845	45,083	56.5%	20.9%	—	50,998	5.8%
2005	66,491	46,060	69.3%	21.4%	(2,207)	173,960	4.3%

Total	$291,111	$215,931	74.2%	100.0%	$(3,143)	$256,333	6.5%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross collections and revenue related to the retained interest are included in these tables.

Total revenue was $255.1 million for the year ended December 31, 2006, an increase of $33.3 million, or 15.0%, compared to total revenue of $221.8 million for the year ended December 31, 2005. The increase in revenue is primarily the result of increased revenue from portfolio purchases during 2006, increased accretion revenue associated with extending our collection forecast from 60 months to 72 months, additional Zero Basis Revenue related to the sale of certain accounts in December 2006, as discussed below, and increased accretion revenue related to new operating initiatives. The increase in revenue was offset, in part, by a greater portion of our collections coming from 2004, 2005, and 2006 purchases that have lower revenue recognition rates due to a more competitive pricing environment than purchases made in prior years and due to a reduction in Zero Basis Revenue. During the year ended December 31, 2006, we recorded a net impairment provision of $1.4 million on certain of our receivable portfolios. During the same period in the prior year we recorded an impairment provision of $3.1 million on certain of our receivable portfolios. Revenue also increased due to our full year of ownership of Ascension in 2006. Ascension’s bankruptcy servicing revenue of $15.7 million represents twelve months of revenue for the year ended December 31, 2006, compared to $5.5 million for the year ended December 31, 2005. The 2005 revenue represents only the revenue for the period of time after our acquisition of Ascension in August 2005.

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

During the year ended December 31, 2006, $27.3 million (exclusive of $1.3 million of Zero Basis Revenue on the retained interest) was recognized as Zero Basis Revenue, a $3.4 million decrease from the $30.7 million (exclusive of $1.7 million of Zero Basis Revenue on the retained interest) recognized during the year ended December 31, 2005. The reduction in Zero Basis Revenue was primarily the result of the reduction in collections from Zero Basis Portfolios, offset by Zero Basis Revenue recognized related to the December 2006 sale of the approximately $1.9 billion in face value of receivables discussed above. We expect the revenue from Zero Basis Portfolios to decline in future quarters as collections from these portfolios diminish. For additional information on revenue see the Supplemental Performance Data below.

During the year ended December 31, 2006, we invested $144.3 million for portfolios with face values aggregating $3.7 billion, for an average purchase price of 3.9% of face value. This is a $51.3 million decrease, or 26.2%, in the amount invested compared with the $195.6 million invested during the year ended December 31, 2005, to acquire portfolios with a face value aggregating $5.9 billion, for an average purchase price of 3.3% of face value. The decrease in amount invested is primarily a result of the $96.6 million allocated to the $2.8 billion of face value portfolio purchased as part of our acquisition of certain assets of Jefferson Capital in June 2005.

Operating Expenses

Total operating expenses were $183.5 million for the year ended December 31, 2006, an increase of $45.7 million, or 33.2%, compared to total operating expenses of $137.8 million for the year ended December 31, 2005.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased by $11.6 million, or 22.0%, to $64.0 million during the year ended December 31, 2006, from $52.4 million during the year ended December 31, 2005. The increase was primarily the result of a $9.2 million, or 24.9% increase in salaries, wages and payroll taxes associated with additional headcount. Of this increase, approximately 150 employees or $3.0 million in salaries, wages and payroll taxes related to the new collection site in St. Cloud, Minnesota acquired from Jefferson Capital in June 2005, and approximately 160 employees or $5.1 million in salaries, wages and payroll taxes, which includes $0.4 million of amortization cost of an employment agreement, related to the Ascension acquisition in August 2005. The remaining amount is due to salary increases, additional corporate headcount to support operating initiatives focused on increasing portfolio liquidation, and general headcount to support the growth of our Company.

Stock-based compensation expenses

Stock-based compensation amounted to $5.7 million for the year ended December 31, 2006. These amounts are the result of implementing Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123R”), effective January 1, 2006. FAS 123R requires us to expense stock options, restricted stock, and any other share-based payments beginning January 1, 2006, but does not require us to expense these amounts in any prior periods. See Note 9 to the consolidated financial statements for a further discussion of stock-based compensation.

Cost of legal collections

The cost of legal collections increased $17.0 million, or 48.4%, to $52.1 million during the year ended December 31, 2006, as compared to $35.1 million during the year ended December 31, 2005. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in contingent fees was primarily the result of an increase of $30.6 million, or 34.7% in gross collections through our legal channel. Gross legal collections amounted to $118.7 million during the year ended December 31, 2006, from $88.1 million collected during the year ended December 31, 2005. Cost of legal collections increased as a percent of gross collections through this channel to 43.9% during the year ended December 31, 2006, from 39.8% during the year ended December 31, 2005, primarily as a result of increased upfront court costs expensed associated with our pursuit of legal collections of $15.5 million and $6.3 million for the years ended December 31, 2007 and 2006, respectively, and changes in our expected recovery rate on court costs spent. See “Legal Outsourcing Collections and Related Costs” under Supplemental Performance Data for further discussion of cost of legal collections.

Other operating expenses

Other operating expenses increased $5.6 million, or 33.1%, to $22.6 million during the year ended December 31, 2006, from $17.0 million during the year ended December 31, 2005. This increase was the result of increases in the number of direct mail campaigns and the inclusion of a full year of operating costs associated with Ascension, which we acquired in August 2005. The cost of direct mail campaigns increased $1.1 million, or 16.2%, to $7.5 million during the year ended December 31, 2006, compared to $6.4 million during the year ended December 31, 2005. Ascension contributed $3.8 million to the overall increase, including $1.2 million of amortization expense relating to the purchased servicing asset.

Collection agency commissions

During the year ended December 31, 2006, we paid $18.0 million in commissions to third party collection agencies, or 36.3% of the related gross collections of $49.7 million, compared to $17.3 million in commissions, or 38.9% of the related gross collections of $44.4 million during the year ended December 31, 2005. The increase in commissions was consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency (freshly charged-off accounts have a lower commission rate).

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

Depreciation and amortization

Depreciation and amortization expense increased $1.2 million, or 45.0%, to $3.9 million during the year ended December 31, 2006, from $2.7 million during the year ended December 31, 2005. Depreciation expense remained relatively consistent at $2.3 million and $1.9 million during the year ended December 31, 2006 and 2005, respectively. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension in the third quarter of 2005 was $1.6 million for the year ended December 31, 2006, compared to $0.8 million for the year ended December 31, 2005.

Interest expense

Interest expense decreased $1.7 million, or 5.2% to $31.0 million during the year ended December 31, 2006, from $32.7 million during the year ended December 31, 2005.

The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,
	2006	2005	$ Change	% Change
Stated interest on debt obligations	$10,637	$8,326	$2,311	27.8%
Amortization of loan fees and other loan costs	1,875	1,204	671	55.7%
Contingent interest	18,520	23,187	(4,667)	(20.1)%

Total interest expense	$31,032	$32,717	$(1,685)	(5.2)%

The decrease in interest expense is due to a decrease in contingent interest recorded under the terms of our Secured Financing Facility. Under the terms of our Secured Financing Facility, once we repay the lender for the notes associated with each purchased portfolio and collect sufficient amounts to recoup our initial cash investment in each purchased portfolio, we then share the residual collections, “Contingent Interest,” from the receivable portfolios, net of our servicing fees, with the lender. We make estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we record a portion of the estimated future profit sharing obligation as Contingent Interest expense.

As of December 31, 2006, the principal balance of the Secured Financing Facility had been paid in full.

We have financed portfolio purchases subsequent to December 31, 2004, using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 8 to the consolidated financial statements for a further discussion on our Revolving Credit Facility.

Other income and expense

During the year ended December 31, 2006, total other income was $0.6 million, compared to $0.9 million for the year ended December 31, 2005. For the year ended December 31, 2006, the decrease in other income and expense was primarily the result of lower interest income due to lower balances of invested cash.

Provision for income taxes

During the year ended December 31, 2006, we recorded an income tax provision of $17.2 million, reflecting an effective rate of 41.7% of pretax income. Our effective tax rate for the year ended December 31, 2006, differed from the Federal statutory rate primarily due to the net effect of state taxes, permanent book versus tax differences, and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of our 2003 income tax return. For the year ended December 31, 2005, we recorded an income tax provision of $21.1 million, reflecting an effective rate of 40.5% of pretax income. Our effective tax rate for the year ended December 31, 2005, differed from the Federal statutory rate primarily due to the net effect of state taxes. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to taxable income and the increase in tax expense related to the tax audit issue noted above. See Note 10 to the consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through December 31, 2007
			<2001	2001	2002	2003	2004	2005	2006	2007	Total(2)	CCM(3)
<1999	$41,117	(4)	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$989	$142,473	3.5
1999	48,712		29,163	19,174	16,259	11,508	8,654	5,157	3,513	1,954	95,382	2.0
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	566	26,769	4.4
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	5,644	177,791	4.7
2002	61,501		—	—	48,322	70,227	62,282	45,699	33,694	14,902	275,126	4.5
2003	88,533		—	—	—	59,038	86,958	69,932	55,131	26,653	297,712	3.4
2004	101,349		—	—	—	—	39,400	79,845	54,832	34,625	208,702	2.1
2005	192,881		—	—	—	—	—	66,491	129,809	109,078	305,378	1.6
2006	142,110		—	—	—	—	—	—	42,354	92,265	134,619	0.9
2007	206,549		—	—	—	—	—	—	—	68,048	68,048	0.3

Total	$927,091		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$354,724	$1,732,000	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2007.
(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2007—collections as a multiple of purchase price.
(4)	From inception through December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Gross Collections(2)	Estimated Remaining Gross Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	(4)	$142,473	$704	$143,177	3.5
1999	48,712		95,382	1,800	97,182	2.0
2000	6,153		26,769	502	27,271	4.4
2001	38,186		177,791	3,915	181,706	4.8
2002	61,501		275,126	8,866	283,992	4.6
2003	88,533		297,712	20,657	318,369	3.6
2004	101,349		208,702	48,191	256,893	2.5
2005	192,881		305,378	184,079	489,457	2.5
2006	142,110		134,619	216,695	351,314	2.5
2007(5)	206,549		68,048	406,454	474,502	2.3

Total	$927,091		$1,732,000	$891,863	$2,623,863	2.8

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2007.
(3)	Includes $1.6 million in expected collections for the healthcare portfolios on cost recovery.
(4)	From inception through December 31, 1998.
(5)	As of April 1, 2007, initial collection forecasts for portfolio purchases were extended from 54 or 60 months to 72 months consistent with all other collection forecasts.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2008	2009	2010	2011	2012	2013	Total
<1999(1)	$479	$225	$—	$—	$—	$—	$704
1999(1)	1,209	591	—	—	—	—	1,800
2000(1)	326	175	1	—	—	—	502
2001(1)	2,291	1,122	411	91	—	—	3,915
2002(1)	7,277	1,129	386	74	—	—	8,866
2003	14,705	5,952	—	—	—	—	20,657
2004	23,885	15,994	8,312	—	—	—	48,191
2005	82,583	51,134	35,680	14,682	—	—	184,079
2006	76,111	52,327	40,316	32,023	15,918	—	216,695
2007	125,527	111,162	73,388	50,178	34,470	11,729	406,454

Total	$334,393	$239,811	$158,494	$97, 048	$50,388	$11,729	$891,863

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the normal 72-month accrual basis collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of December 31, 2007 (in thousands, except percentages):

	Unamortized Balance as of December 31, 2007(1)	Purchase Price(2)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$1,823	$61,501	3.0%	0.5%
2003	4,417	88,533	5.0%	1.1%
2004	20,721	101,349	20.4%	5.3%
2005	87,350	192,880	45.3%	22.3%
2006	95,739	142,110	67.4%	24.4%
2007	182,159	206,550	88.2%	46.4%

Totals	$392,209	$792,923	49.5%	100.0%

(1)	Includes $1.6 million for healthcare portfolios being accounted for on the cost recovery method.
(2)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put- Backs, and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Collections by Channel

During 2007, 2006 and 2005, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Years Ended December 31,
	2007	2006	2005
Collection sites(1)	$126,093	$129,009	$127,980
Legal collections	169,005	118,712	88,144
Collection agencies(1)	33,325	49,696	44,384
Sales	24,001	34,035	26,739
Other	2,769	5,645	4,916

Gross collections	$355,193	$337,097	$292,163

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

External Collection Channels and Related Direct Costs

The following table summarizes our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections
	Year Ended December 31,
	2007		2006		2005
Collections	$169,005	100.0%	$118,712	100.0%	$88,144	100.0%

Commissions	49,344	29.2%	36,390	30.6%	28,716	32.6%
Court cost expense(1)	28,045	16.6%	15,503	13.1%	6,301	7.1%
Other(2)	1,247	0.7%	186	0.2%	73	0.1%

Total Costs	$78,636	46.5%	$52,079	43.9%	$35,090	39.8%

(1)     In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will ultimately be uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)     Other costs consist primarily of costs related to counter claims.

	Collection Agencies
	Year Ended December 31,
	2007		2006		2005
Collections	$33,325	100.0%	$49,696	100.0%	$44,384	100.0%
Commissions	12,411	37.2%	18,030	36.3%	17,287	38.9%

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs for the previous five placement years (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$70,281
2004	—	$23,455	$37,674	$21,676	$12,029	$94,834
2005	—	—	$21,694	$40,762	$22,152	$84,608
2006	—	—	—	$39,395	$82,740	$122,135
2007	—	—	—	—	$41,958	$41,958
(1) Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Cost Expense by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$3,972
2004	—	$2,509	$2,937	$1,087	$406	$6,939
2005	—	—	$3,271	$4,426	$859	$8,556
2006	—	—	—	$10,158	$10,291	$20,449
2007	—	—	—	—	$15,357	$15,357

(1)	Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$22,148
2004	—	$7,273	$12,060	$6,653	$3,498	$29,484
2005	—	—	$6,725	$12,108	$6,364	$25,197
2006	—	—	—	$11,451	$23,659	$35,110
2007	—	—	—	—	$11,845	$11,845
(1) Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a Percentage of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	Cumulative Average
2003	46.3%	39.2%	32.4%	30.8%	27.2%	36.5%
2004	—	46.6%	39.8%	32.8%	28.3%	38.4%
2005	—	—	55.8%	42.2%	28.5%	42.1%
2006	—	—	—	72.1%	43.2%	52.5%
2007	—	—	—	—	89.7%	89.7%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	Total Sued
2003	23	29	5	2	—	59
2004	—	59	39	11	2	111
2005	—	—	76	46	3	125
2006	—	—	—	205	105	310
2007	—	—	—	—	269	269

Total Sued	23	88	120	264	379	874

(1)	Represents the year the account was placed into litigation.
(2)	Represents the year the account was placed into our legal channel.

Changes in the Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios comprises two groups: first, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value Zero Basis Portfolios and, therefore, every dollar of gross collections is recorded entirely as Zero Basis Revenue. If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is recognized on Cost Recovery Portfolios until the cost basis has been fully recovered, at which time they become Zero Basis Portfolios.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Year Ended December 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	208,953	—	—	208,953
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections(1)	(339,357)	(203)	(14,312)	(353,872)
Put-backs and recalls	(3,767)	(2)	—	(3,769)
Revenue recognized(1)	237,467	—	14,312	251,779
Impairment, net	(9,839)	—	—	(9,839)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$390,564	$1,645	$—	$392,209

Revenue as a percentage of collections	67.1%	0.0%	100.0%	68.0%

	For the Year Ended December 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	140,664	3,623	—	144,287
Transfers of portfolios	2,485	(2,485)	—	—
Gross collections(1)	(305,609)	(2,172)	(27,298)	(335,079)
Put-backs and recalls	(3,243)	—	(3)	(3,246)
Revenue recognized(1)	212,131	—	27,301	239,432
Impairments, net	(1,379)	—	—	(1,379)

Balance, end of period	$300,348	$—	$—	$300,348

Revenue as a percentage of collections	69.0%	0.0%	100.0%	71.0%

	For the Year Ended December 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	193,154	2,400	—	195,554
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(257,335)	(1,372)	(30,659)	(289,366)
Put-backs and recalls	(1,996)	—	(2)	(1,998)
Revenue recognized(1)	186,662	—	30,661	217,323
Impairments, net	(3,143)	—	—	(3,143)

Balance, end of period	$255,299	$1,034	$—	$256,333

Revenue as a percentage of collections	71.3%	0.0%	100.0%	74.0%

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

As of December 31, 2007, we had $392.2 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2008	$112,890
2009	100,097
2010	76,885
2011	56,297
2012	36,082
2013	9,958

Total	$392,209

Analysis of Changes in Revenue

The following table analyzes the components of the increase in revenue from our receivable portfolios between the years ended December 31, 2007, 2006 and 2005 (in thousands, except percentages):

	For The Years Ended December 31,
Variance Component	2007	2006	Change	Revenue Variance
Average portfolio balance	$328,205	$259,766	$68,439	$55,526
Weighted average effective interest rate(1)	68.9%	81.1%	(12.2)%	(40,040)
Zero basis portfolios	14,312	27,301		(12,989)
Retained interest revenue	852	1,287		(435)

Total variance				$2,062

	For The Years Ended December 31,
Variance Component	2006	2005	Change	Revenue Variance
Average portfolio balance	$259,766	$198,652	$61,114	$56,456
Weighted average effective interest rate(1)	81.1%	92.4%	(11.3)%	(29,223)
Zero basis portfolios	27,301	30,661		(3,360)
Retained interest revenue	1,287	1,751		(464)

Total variance				$23,409

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

Purchases by Quarter

The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(2)
Q1 2005	513	530,047	19,523	—
Q2 2005(1)	2,773	3,675,277	121,939	—
Q3 2005	434	381,508	14,151	2,330
Q4 2005	1,568	1,326,216	39,941	1,935
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536

(1)	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
(2)	Allocation of the forward flow asset to the cost basis of receivable portfolio purchases. See Note 2 to the consolidated financial statements for a further discussion on our forward flow asset.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we have purchased for the periods presented (in thousands):

	Years Ended December 31,
	2007	2006	2005
Credit card	$188,207	$66,657	$176,379
Other	20,746	77,630	19,175

Total purchases	$208,953	$144,287	$195,554

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and principal on bank borrowings, and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$15,834	$38,027	$31,226
Net cash used in investing activities	$(95,059)	$(37,190)	$(144,344)
Net cash provided by financing activities	$73,334	$2,928	$110,413

On December 31, 2004, our Secured Financing Facility expired. All of our portfolio purchases are now funded with cash or financed under our $230.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, our Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 8 to the consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make future Contingent Interest payments under this facility.

Operating Cash Flows

Net cash provided by operating activities was $15.8 million, $38.0 million and $31.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have been able to generate consistent operating cash flow by maintaining our gross collections performance. Gross collections for the year ended December 31, 2007 grew $18.1 million, or 5.4% to $355.2 million, from $337.1 million for the year ended December 31, 2006. Gross collections for the year ended December 31, 2006, grew $44.9 million, or 15.4%, to $337.1 million, from $292.2 million for the year ended December 31, 2005.

Total cash basis operating expenses were $193.8 million for the year ended December 31, 2007, compared to $161.3 million for the year ended December 31, 2006, and $128.4 million for the year ended December 31, 2005. The increase was primarily volume-related, driven by our collections growth and new operational initiatives, as well as increases in rent expense, and the cost of corporate compliance, offset by lower litigation defense costs.

Interest payments were $35.7 million, $40.0 million and $34.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in interest expense was due to the elimination of Contingent Interest payments subsequent to May 2007, offset by the one-time Contingent Interest payment discussed above.

Investing Cash Flows

Net cash used in investing activities was $95.1 million, $37.2 million and $144.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The cash flows used in investing activities for the year ended December 31, 2007, are primarily related to receivable portfolio purchases of $197.2 million ($208.9 million of gross purchases less our forward flow allocation of $11.7 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $102.1 million. The cash flows used in investing activities for the year ended December 31, 2006, are primarily related to receivable portfolio purchases of $133.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $95.6 million. The cash flows used in investing activities for the year ended December 31, 2005, are primarily related to our acquisition of certain assets of Jefferson Capital for $142.9 million, which included $96.6 million of receivable portfolios and our acquisition of Ascension, of which $16.0 million of the total consideration consisted of cash. In addition, the Company deposited $2.0 million into an escrow account in connection with a three-year employment agreement with a key executive of Ascension. These cash outflows were offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $72.0 million, and $40.0 million in proceeds from the sale of marketable securities.

Capital expenditures for fixed assets acquired with internal cash flow were $1.4 million, $2.4 million and $2.9 million for years ended December 31, 2007, 2006 and 2005, respectively.

Financing Cash Flows

Net cash provided by financing activities was $73.3 million, $2.9 million and $110.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The cash provided by financing activities during the year ended December 31, 2007, reflects $48.5 million in repayments of notes payable, amounts outstanding under our line of credit and other borrowings, offset by $121.0 million in borrowings under our line of credit agreement. Cash provided by financing activities during the year ended December 31, 2006, reflects $51.3 million in repayments of notes payable, amounts outstanding under our line of credit and other borrowings, offset by $53.5 million in borrowings under our line of credit agreement. Cash provided by financing activities for the year ended December 31, 2005, reflects $191.4 million in borrowings under line of credit agreements, proceeds from the issuance of convertible notes of $100.0 million and the sale of $11.6 million of warrants, offset by $160.9 million in repayment of debt principal, the purchase of $27.4 million of call options and the payment of $5.8 million of debt issuance costs.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 –5 Years	More Than 5 Years
Capital lease obligations	$251	$251	$—	$—	$—
Operating leases	12,638	2,991	5,035	2,063	2,549
Employment agreements	193	193	—	—	—
Revolving Credit Facility	172,169	—	172,169	—	—
Contractual interest on derivative instruments	7,081	2,500	4,165	416	—
3.375% Convertible Senior Notes	100,000	—	100,000	—	—
Contractual interest on 3.375% Convertible Senior Notes	9,281	3,375	5,906	—	—
Portfolio forward flow agreement	79,118	31,647	47,471	—	—

Total contractual cash obligations	$380,731	$40,957	$334,746	$2,479	$2,549

Our Revolving Credit Facility has a remaining term of 2.3 years and to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our Revolving Credit Facility as of December 31, 2007, was $172.7 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on September 7, 2005. For additional information on our debt, see Note 8 to the consolidated financial statements. Also, for additional information on purchase commitments see Note 12 to the consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge to our statement of operations of $6.9 million after the effect of income taxes), we have achieved 24 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $4.9 million as of December 31, 2007, and $57.3 million in borrowing capacity and $56.0 million in borrowing base availability under our Revolving Credit Facility as of December 31, 2007.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Inflation

We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2007, 2006, and 2005, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Critical Accounting Policies

Investment in Receivable Portfolios. Commencing January 1, 2005, we began accounting for our investment in receivable portfolios in accordance with the provisions of SOP 03-03. SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of our estimate of undiscounted cash flows expected to be collected over our investment, or cost basis, in the pool.

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

In compliance with SOP 03-03, we account for our investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s effective interest rate over its remaining life. Subsequent decreases in expected cash flows do not change the effective interest rate, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios.

Contingent Interest. Prior to May 7, 2007, under the terms of the our Secured Financing Facility, once we repaid the lender for the notes for each purchased portfolio and collected sufficient amounts to recoup our initial cash investment in each purchased portfolio, then we shared the residual collections (“Contingent Interest”) from the receivable portfolios, net of servicing fees, with the lender. We made estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we recorded a portion of the estimated future profit sharing obligation as Contingent Interest expense.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. Subsequent to that date, we are no longer obligated to make any contingent interest payments under the Secured Financing Facility and as a result, no longer record such interest in our statements of operations.

See Note 8 to the consolidated financial statements for a further discussion on Contingent Interest.

Deferred Revenue. On August 30, 2005, we acquired substantially all the assets and assumed certain liabilities of Ascension. Ascension provides bankruptcy administration services primarily to holders of motor vehicle secured loans, on which the debtor has filed for Chapter 7 or 13 bankruptcy. These services are provided subject to the terms of long-term contracts. Such contracts generally have initial terms of one or two years and automatically renew for yearly periods. Fees for the bankruptcy administration services are charged on a ‘per referred’ account basis and generally consist of an upfront fee at the time of account referral. This initial fee is typically coupled with either an ongoing monthly service fee per referred account or service specific fees based on a predetermined fee schedule. The servicing deliverable for Chapter 7 accounts is focused on the completion of the entire bankruptcy process resulting in the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). Due to practical limitations and constraints, a historical average life of seven months is used instead of actual closure dates. Therefore, the total financial consideration (less efforts applied to litigation for client contracts without a separate litigation fee schedule) is recognized seven months after a referred account is activated. Chapter 13 bankruptcy proceedings, also known as reorganization, are generally designed to restructure an individual’s debts and allow them to propose a repayment plan detailing how they are going to pay back their debts over the plan period. The responsibility of Ascension is to ensure that the client’s claim is recognized by the court to the maximum benefit of Ascension’s client, and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period for Chapter 13 bankruptcy placements is thirty-five months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is recognized ratably, including any upfront fees received by the Company over time as the services are provided. The litigation deliverable is an as incurred event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. Any billings in excess of the ratable revenue will be deferred. The average duration period for Chapter 7 and 13 bankruptcy placements is reviewed periodically for changes.

Convertible Notes Hedge. In 2005, we issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Concurrent with the sale of the Convertible Notes, we purchased call options to purchase shares of our common stock and sold warrants to sell shares of our our common stock to the parties to which the Convertible Notes were issued. In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in our consolidated financial statements.

Forward Flow Asset. In connection with our acquisition of a business in June 2005, we entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the next five years at a fixed price. We allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statements of financial condition as forward flow asset. We allocate a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. We allocated $11.7 million of the forward flow asset to the cost basis of receivable portfolios purchased during the year ended December 31, 2007. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to us. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. We routinely evaluate the forward flow asset carrying balance for impairment.

Deferred Court Costs. We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs (“Deferred Court Costs”). We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of court costs that have been advanced, or recovered, or that we anticipate recovering. See Changes in Accounting Estimate below for further discussion of Deferred Court Costs.

Derivative Instruments and Hedging Activities. We have hedged the cash flows of a portion of our long-term debt by entering into two separate interest rate swap agreements, with an intention to more effectively manage our exposure to interest rate changes by establishing a set level of fixed interest rates. We adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedge Activities, as amended” (“FAS 133”) in the second quarter of 2007. FAS 133 requires that qualifying derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of change. See Note 8 to the consolidated financial statements for further discussion of our derivative instruments.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”). Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, which is consistent with that used for pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). We had elected the modified prospective transition method as permitted by FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires us to record stock-based compensation expense for all new and unvested stock options and restricted stock units that are ultimately expected to vest, as the requisite service is rendered, beginning January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant date fair-value as determined under the pro forma provisions of FAS 123. In accordance with FAS 123R, beginning in the first quarter of 2006, we have presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statements of cash flows. See Note 9 to the consolidated financial statements for further discussion of our stock-based compensation.

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

Accounting for Uncertainty in Income Taxes. In July, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Effective January 1, 2007, we adopted the accounting provisions of FIN 48. We were not required to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. See Note 10 to the consolidated financial statements for further discussion of the impact of FIN 48 on our consolidated financial statements.

Changes in Accounting Estimate

We capitalize Deferred Court Costs in our consolidated financial statements and provide a reserve for those costs that we believe will be ultimately uncollectible. We determine the reserve based on our analysis of court costs that have been advanced, recovered, or we anticipate recovering. When we first developed our analysis of court cost methodology, we had limited historical collection data with which to accurately model projected court cost recoveries beyond 24 months. With additional court cost recovery data accumulated over the last several years, we now have enough history to extend our recovery period to 36 months and have done so prospectively beginning October 1, 2007. In connection with this change and with the availability of additional recovery data, we have also enhanced our methodology in determining the recovery rates used in calculating our reserve for amounts estimated to be uncollectible. This change in our court costs reserve methodology is treated as a change in estimate in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” This change in estimate resulted in a one time reduction in pre tax expense and an increase in our Deferred Court Cost asset of $0.8 million, an increase in our net income of $0.5 million, and an increase in our earnings per share of $0.02 for the year ended December 31, 2007.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Subsequently, the FASB also issued FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” We are currently analyzing the effects of the new standard and its potential impact, if any, on our financial statements.

In February 2007, the FASB issued Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 159 permits entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effects of the new standard and its potential impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for fiscal years beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We are currently analyzing the effects of the new standard and its potential impact, if any, on our consolidated financial statements.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgement of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in this Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed here. However, these are the risks we currently believe are material.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2007, we had total borrowings of $172.2 million outstanding under our Revolving Credit Facility, of which $122.2 million was subject to variable interest rates. See Note 8 to the consolidated financial statements for a further discussion of debt.

Changes in short-term interest rates also affect our earnings as a result of our borrowings under variable rate borrowing agreements. If the market interest rates for our variable rate agreements increase at an average of 10.0%, interest expense would increase, and income before income taxes would decrease by approximately $0.9 million, on an annualized basis, based on the amount of related outstanding borrowings subject to variable interest rates as of December 31, 2007, of $122.2 million. Conversely, if market interest rates decreased an average of 10.0%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.9 million, on an annualized basis, based on borrowings subject to variable interest rates as of December 31, 2007.

Item 8—Financial Statements and Supplementary Data

Encore Capital Group, Inc.

Consolidated Financial Statements

Years ended December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Encore Capital Group, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective 2007, the Company adopted Statement of Financial Accountings Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedge Activities, as amended” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109.” Effective 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Diego, California

February 19, 2008

Encore Capital Group, Inc.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2007	December 31, 2006

Assets
Cash and cash equivalents	$4,900	$10,791
Restricted cash	3,776	4,660
Accounts receivable, net	4,136	2,599
Investment in receivable portfolios, net	392,209	300,348
Deferred court costs	20,533	10,934
Property and equipment, net	4,390	5,249
Prepaid income tax	10,346	3,727
Forward flow asset	15,863	27,566
Other assets	8,800	12,101
Goodwill	15,985	13,735
Identifiable intangible assets, net	2,557	3,628

Total assets	$483,495	$395,338

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$20,346	$23,744
Accrued profit sharing arrangement	—	6,869
Deferred tax liabilities, net	13,669	10,667
Deferred revenue and purchased servicing obligation	3,898	2,790
Debt	272,420	200,132
Other liabilities	1,642	—

Total liabilities	311,975	244,202

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,992 shares and 22,781 shares issued and outstanding as of December 31, 2007, and 2006, respectively	230	228
Additional paid-in capital	73,310	66,532
Accumulated earnings	98,975	83,933
Accumulated other comprehensive (loss) income	(995)	443

Total stockholders’ equity	171,520	151,136

Total liabilities and stockholders’ equity	$483,495	$395,338

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Years ended December 31,
	2007	2006	2005
Revenues
Revenue from receivable portfolios, net	$241,402	$239,340	$215,931
Servicing fees and other related revenue	12,609	15,800	5,904

Total revenues	254,011	255,140	221,835

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	64,153	63,962	52,410
Stock-based compensation expense	4,287	5,669	—
Cost of legal collections	78,636	52,079	35,090
Other operating expenses	21,533	22,585	16,973
Collection agency commissions	12,411	18,030	17,287
General and administrative expenses	17,478	17,310	13,375
Depreciation and amortization	3,351	3,894	2,686

Total operating expenses	201,849	183,529	137,821

Income before other (expense) income and income taxes	52,162	71,611	84,014

Other (expense) income
Interest expense	(13,904)	(12,512)	(9,530)
Contingent interest expense	(4,123)	(18,520)	(23,187)
Pay-off of future contingent interest	(11,733)	—	—
Other income	1,071	609	929

Total other expense	(28,689)	(30,423)	(31,788)

Income before income taxes	23,473	41,188	52,226
Provision for income taxes	(8,431)	(17,180)	(21,135)

Net income	$15,042	$24,008	$31,091

Basic—earnings per share computation:
Net income available to common stockholders	$15,042	$24,008	$31,091

Weighted average shares outstanding	22,865	22,754	22,299

Earnings per share—Basic	$0.66	$1.06	$1.39

Diluted—earnings per share computation:
Net income available to common stockholders	$15,042	$24,008	$31,091
Interest expense on convertible notes, net of tax	—	—	207

Income available to common stockholders assuming conversion of convertible notes	$15,042	$24,008	$31,298

Weighted average shares outstanding	22,876	22,754	22,299
Incremental shares from assumed conversion of warrants and stock awards	510	636	1,240
Incremental shares from assumed conversion of convertible notes	—	—	459

Diluted weighted average shares outstanding	23,386	23,390	23,998

Earnings per share—Diluted	$0.64	$1.03	$1.30

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2004	22,166	$222	$66,788	$28,834	$171	$96,015	$23,241

Net income	—	—	—	31,091	—	31,091	$31,091
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets, net of tax	—	—	—	—	40	40	40
Issuance of common stock for acquisition of business	230	2	3,997	—	—	3,999	—
Exercise of stock options	255	3	1,210	—	—	1,213	—
Sale of warrants associated with convertible notes	—	—	11,573	—	—	11,573	—
Purchase of call options associated with convertible notes	—	—	(27,418)	—	—	(27,418)	—
Tax benefit from convertible note interest expense	—	—	490	—	—	490	—
Tax benefit related to stock option exercises	—	—	1,258	—	—	1,258	—
Amortization of stock options issued below market	—	—	91	—	—	91	—

Balance at December 31, 2005	22,651	227	57,989	59,925	211	118,352	$31,131

Net income	—	—	—	24,008	—	24,008	$24,008
Other comprehensive income:
unrealized gain on non-qualified deferred compensation plan assets, net of tax	—	—	—	—	232	232	232
Exercise of stock options	130	1	148	—	—	149	—
Stock-based compensation related to stock options	—	—	5,669	—	—	5,669	—
Tax benefit from convertible note interest expense	—	—	1,851	—	—	1,851	—
Tax benefit related to stock option exercises	—	—	875	—	—	875	—

Balance at December 31, 2006	22,781	228	66,532	83,933	443	151,136	24,240

Net income	—	—	—	15,042	—	15,042	15,042
Other comprehensive income:
realized gain on non-qualified deferred compensation plan assets, net of tax	—	—	—	—	(443)	(443)	(443)
unrealized loss on cash flow hedge, net of tax	—	—	—	—	(995)	(995)	(995)
Exercise of stock options	205	2	346	—	—	348	—
Issuance of share based awards	6	—	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	4,287	—	—	4,287	—
Tax benefit from convertible note interest expense	—	—	2,051	—	—	2,051	—
Tax benefit related to stock option exercises	—	—	94	—	—	94	—

Balance at December 31, 2007	22,992	$230	$73,310	$98,975	$(995)	$171,520	$13,604

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years ended December 31,
	2007	2006	2005
Operating activities
Gross collections	$355,193	$337,097	$292,163
Less:
Amounts collected on behalf of third parties	(469)	(723)	(1,052)
Amounts applied to principal on receivable portfolios	(102,093)	(95,647)	(72,044)
Servicing fees	112	91	451
Operating expenses	(193,729)	(161,294)	(128,355)
Interest payments	(12,983)	(11,838)	(7,139)
Contingent interest payments	(22,724)	(28,178)	(27,541)
Other income	1,071	609	929
Decrease (increase) in restricted cash	884	(448)	(780)
Income taxes	(8,730)	(874)	(25,406)
Excess tax benefits from stock-based payment arrangements	(698)	(768)	—

Net cash provided by operating activities	15,834	38,027	31,226

Investing activities
Cash paid for Jefferson Capital	—	—	(142,862)
Cash paid for Ascension Capital Group	—	—	(15,970)
Escrow deposit on employee retention contract	—	—	(2,000)
Cash paid for India membership interest	(2,250)	—	—
Purchases of receivable portfolios, net of forward flow allocation	(197,249)	(133,653)	(94,689)
Collections applied to principal of receivable portfolios	102,093	95,647	72,044
Proceeds from the sale of marketable securities	—	—	40,000
Proceeds from put-backs and recalls of receivable portfolios	3,769	3,246	1,996
Purchases of property and equipment	(1,422)	(2,430)	(2,863)

Net cash used in investing activities	(95,059)	(37,190)	(144,344)

Financing activities
Proceeds from notes payable and other borrowings	121,000	53,500	191,367
Proceeds from convertible note borrowings	—	—	100,000
Proceeds from sale of warrants associated with convertible notes	—	—	11,573
Purchase of call options associated with convertible notes	—	—	(27,418)
Repayment of notes payable and other borrowings	(48,500)	(51,250)	(160,947)
Capitalization of loan fees	—	—	(5,816)
Proceeds from exercise of common stock options and warrants	348	149	1,213
Excess tax benefits from stock-based payment arrangements	698	768	—
Net (repayment) borrowing of capital lease obligations	(212)	(239)	441

Net cash provided by financing activities	73,334	2,928	110,413

Net (decrease) increase in cash	(5,891)	3,765	(2,705)
Cash and cash equivalents, beginning of year	10,791	7,026	9,731

Cash and cash equivalents, end of year	$4,900	$10,791	$7,026

See accompanying notes to consolidated financial statements.

Encore Capital Group, Inc.

Consolidated Statements of Cash Flows (continued)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(In Thousands)

	Years ended December 31,
	2007	2006	2005
Net income	$15,042	$24,008	$31,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,351	3,894	2,686
Amortization of loan costs	1,219	1,340	817
Stock based compensation	4,287	5,669	91
Tax benefit from convertible note interest expense	2,051	1,851	490
Tax benefit from stock option exercises	94	875	1,258
Deferred income tax expense (benefit)	3,002	3,426	(2,062)
Excess tax benefits from stock-based payment arrangements	(698)	(768)	—
Net impairment on receivable portfolios	11,230	1,379	3,143
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	884	(448)	(780)
Decrease (increase) in other assets	545	5,177	(914)
Increase in deferred court costs	(9,599)	(7,123)	(2,042)
(Increase) decrease in prepaid income tax	(6,619)	9,843	(4,265)
Decrease in accrued profit sharing arrangement	(6,869)	(9,659)	(4,353)
Increase (decrease) in deferred revenue and purchased servicing obligation	1,108	(2,312)	334
(Decrease) increase in accounts payable and accrued liabilities	(3,194)	875	5,732

Net cash provided by operating activities	$15,834	$38,027	$31,226

Supplemental schedules of non-cash investing activities:
Property and equipment acquired under capital leases	$—	$—	$721
The Company acquired substantially all the assets and assumed certain liabilities of Ascension Capital Group, Ltd.
Fair value of assets acquired	$—	$—	$25,400
Fair value of liabilities assumed	—	—	(4,421)

Total purchase price	—	—	$20,979

Cash paid at closing	—	—	$15,970
Purchase price adjustment payable	—	—	1,010
Common stock issued	—	—	3,999

Total purchase price	$—	$—	$20,979

See accompanying notes to consolidated financial statements.

ENCORE CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 1: Ownership, Description of Business, and Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency, and telecom receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 8 for further discussion of the Company’s debt.

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

Management has made significant estimates with respect to the rate of return established to recognize accretion revenue on its receivable portfolios and with respect to the provision for impairment of receivable portfolios. In connection with these estimates, management has made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned, and in prior years, those underlying the Company’s retained interest. Every quarter since the fourth quarter of 2003, the Company has updated its collection forecasts of the remaining cash flows of its receivable portfolios utilizing its internally developed Unified Collection Score (“UCS”) forecasting model.

The Company utilizes its UCS model to project the remaining cash flows from its receivable portfolios, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The Company routinely evaluates and implements enhancements to its UCS model. During the quarter ended June 30, 2006, the Company revised its UCS methodology by extending the collection forecast from 60 months to 72 months. See Note 3 for further discussion on the extension of the collection forecast.

Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 8), the realizability of the Company’s net deferred court costs (see Note 4), forward flow asset (see Note 2), other assets (see Note 6), intangible assets (see Note 2), net deferred tax assets and tax reserves (see Note 10), stock-based compensation (see Note 9), and the Company’s potential liabilities with respect to its self insured workers compensation and health benefits plans (see Note 12). Actual results could materially differ from these estimates, making it possible that a material change in these estimates could occur within one year.

Reclassification

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company invests its excess cash in bank deposits and money market instruments, which are afforded the highest ratings by nationally recognized rating firms. The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximates its fair value.

Restricted Cash

Restricted cash primarily represents temporarily unidentified Company collections, collections held on behalf of lenders and collateral requirements for the Company’s self insurance policies.

Investment in Receivables Portfolios

Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios in accordance with the provisions of AICPA Statement of Position 03-03, “Accounting for Certain Debt Securities in a Transfer” (“SOP 03-03”). SOP 03-03 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-03 limits the revenue that may be accreted, (also known as accretable yield), to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. See Note 3 to the consolidated financial statements for further discussion of investment in receivable portfolios.

Acquisitions

The Company’s acquisitions are accounted for as business combinations in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). Accounting for these transactions as purchase business combinations requires the allocation of purchase price paid to the assets acquired and liabilities assumed based on their fair values as of the date of the acquisition. The amount paid in excess of the fair value of net assets acquired is accounted for as goodwill. See Note 2 to the consolidated financial statements for further discussion of the Company’s acquisitions.

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

Chapter 13 bankruptcy proceedings, also known as reorganizations, are generally designed to restructure an individual’s debts and allow the consumer to propose a repayment plan detailing how their debts will be repaid over the plan period. The responsibility of Ascension is to ensure that its customer’s claim is recognized by the court to the maximum benefit of the customer and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period used for Chapter 13 accounts is 35 months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided is considered “delivered” each month and revenue is recognized ratably, including any upfront fees received by the Company, over the time the services are provided. The litigation deliverable is recorded as an “as incurred” event with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period for Chapter 13 accounts is 35 months and is periodically reviewed for changes.

Forward Flow Asset

In connection with the Company’s acquisition of a business in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the subsequent five years at a fixed price. The Company allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected in the consolidated statements of financial condition as forward flow asset. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion of the forward flow asset that the purchase represents compared to the total purchase commitment, as adjusted for the time-value of money. The Company allocated $11.7 million and $10.6 million of the forward flow asset to the cost basis of receivable portfolios purchased during the years ended December 31, 2007 and 2006, respectively. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to the Company. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. The Company routinely evaluates the forward flow asset carrying balance for impairment. The Company has not recognized any impairment losses through December 31, 2007.

Identifiable Intangible Assets and Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangibles Assets” (“FAS 142”), the Company’s identifiable intangible assets, which all fall into one intangible asset class, are recorded at cost and are amortized using an accelerated method based on discounted cash flows or straight line over their estimated useful lives, which range from four to seven years. Acquired identifiable intangible assets are presented net of accumulated amortization of $3.4 million and $2.4 million as of December 31, 2007 and 2006, respectively. The estimated annual aggregate of amortization for intangibles assets is $0.8 million, $0.6 million, $0.4 million, $0.3 million, and $0.5 million for the years ended December 31, 2008, 2009, 2010, 2011, and thereafter, respectively. Goodwill, pursuant to FAS 142, is not amortized, but rather reviewed along with the identifiable intangible assets for impairment. The Company has not recognized any impairment losses through December 31, 2007.

The Company’s identifiable intangibles assets are summarized as follows (in thousands):

	2007	2006
Customer relationships	$5,500	$5,500
Other	500	500

Total	6,000	6,000
Accumulated amortization	(3,443)	(2,372)

Total	$2,557	$3,628

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets, exclusive of Goodwill, by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value and, accordingly, the Company has not recognized any impairment losses through December 31, 2007.

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

Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced, recovered, or that the Company anticipates recovering. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account. See Note 4 for further discussion of the Company’s Deferred Court Costs.

Contingent Interest

Prior to May 7, 2007, under the terms of the Company’s secured financing facility (“Secured Financing Facility”), once the Company repaid the lender for the notes for each purchased portfolio and collected sufficient amounts to recoup its initial cash investment in each purchased portfolio, the Company shared the residual collections (“Contingent Interest”) from the receivable portfolios, net of its servicing fees, with the lender. The Company made estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, the Company recorded a portion of the estimated Contingent Interest as accrued profit sharing arrangement and interest expense.

On May 7, 2007, the Company entered into an agreement with the lender under its Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. Subsequent to that date, the Company is no longer obligated to make any contingent interest payments under the Secured Financing Facility and, as a result, no longer records such interest in its statements of operations. See Note 8 for further discussion of Contingent Interest.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the

Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. See Note 10 for further discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against the net deferred tax asset. The Company’s net deferred tax liability as of December 31, 2007, was $13.7 million. Other than a valuation allowance of less than $0.1 million on certain state net operating loss carryovers, the Company has not recorded a valuation allowance, based on its estimates of taxable income for the jurisdictions in which it operates and the period over which the deferred tax assets will be realizable.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Effective January 1, 2007, the Company adopted the accounting provisions of FIN 48. The Company was not required to record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. See Note 10 for further discussion of the impact of FIN 48 on the Company’s consolidated financial statements.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”). Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards, which is consistent with that used for pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company had elected the modified prospective transition method as permitted by FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires the Company to record stock-based compensation expense for all new and unvested stock options and restricted stock units that are ultimately expected to vest, as the requisite service is rendered, beginning January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006, is based on the grant date fair-value as determined under the pro forma provisions of FAS 123. In accordance with FAS 123R, beginning in the first quarter of 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statements of cash flows. See Note 9 for further discussion of the Company’s stock-based compensation.

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, investment in receivable portfolios, net, deferred court costs, long-term debt, and obligations under capital leases. The fair value of cash and cash equivalents, long-term debt and obligations under capital leases approximates their respective carrying values. The Company considers it not practicable to perform a fair value calculation of the finance receivables due to the excessive costs that would be incurred.

Derivative Instruments and Hedging Activities

The Company has hedged the cash flows on a portion of its long-term debt by entering into two separate interest rate swap agreements, with the intention of more effectively managing its exposure to interest rate changes by establishing a set level of fixed interest rates. The Company does not use derivative instruments for trading or other speculative purposes.

Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedge Activities, as amended” (“FAS 133”), requires that the derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense, in the period of change. At the inception of the hedging program, the Company concluded that the hedge relationship was highly effective. The Company performs quarterly assessments to determine the effectiveness as well as ineffectiveness of the hedged instruments. See Note 8 for further discussion of the Company’s derivative instruments.

Concentrations of Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. Cash balances are generally substantially in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Earnings Per Share

Earnings and Loss per share are calculated pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” For the years ended December 31, 2007, 2006 and 2005, diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants. During 2005, dilutive potential common shares also consisted of the assumed conversion of the Company’s convertible notes for the period from September 19, 2005 to October 28, 2005. On October 28, 2005, the Company’s stockholders approved a net share settlement of the Company’s convertible notes, thus not requiring the Company to include the assumed conversion on the convertible notes in the calculation of earnings per share unless the Company’s common stock price exceeds $22.34 per share. See Note 8 for a more detailed discussion of the convertible notes.

Employee stock options to purchase approximately 1,222,000, 1,292,000 and 848,000 shares of common stock during the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

Effects of New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Subsequently, the FASB also issued FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Company is currently analyzing the effects of the new standard and its potential impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007. FAS 159 permits entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles such as historical cost. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effects of the new standard and its potential impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statements No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will adopt this new standard for fiscal year beginning January 1, 2009.

In December, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company is currently analyzing the effects of the new standard and its potential impact, if any, on its consolidated financial statements.

Note 2: Acquisition of Businesses

India Operation

On October 30, 2007, the Company entered into a membership interest purchase agreement with its then joint-venture partner, to acquire its 49% ownership interest in the Company’s India operation. As a result, the Company acquired full ownership of the India operation. The membership buyout was determined to be an acquisition of a minority interest in a subsidiary and, therefore, the purchase method was applied in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”).

The total purchase price was $2.3 million in cash, which included $0.7 million placed in escrow, the release of which is contingent upon the former joint venture partner successfully securing the execution of a new building lease agreement for the India operation. The Company expects the new building lease to be executed and anticipates that the entire escrow amount will be paid to the former joint venture partner. As a result, in compliance with FAS 141, the entire $0.7 million has been included in the purchase price.

Prior to the acquisition, the India operation was determined to be a variable interest entity, subject to the provisions of Interpretation No. 46, (revised December 2003), “Consolidation of Variable Interest Entities,” and was included in the Company’s consolidated financial statements. At the time of acquisition, the net fair value of assets acquired and liabilities assumed was de-minimus and no identifiable intangible assets were acquired. As a result, the entire purchase price of $2.3 million was allocated to goodwill.

Ascension Capital Group, Ltd.

On August 30, 2005, the Company acquired substantially all the assets and assumed certain liabilities of Ascension, which included customer contracts and a site in Arlington, Texas. The acquisition was accounted for as a business combination in accordance with FAS 141. In conjunction with FAS 141, an independent appraisal was performed for certain identifiable intangible assets acquired in the acquisition. Intangibles assets identified have estimated useful lives between 4 and 7 years. The results of operations of the business acquired have been included in the Company’s consolidated financial statements from the date of acquisition.

The initial purchase price consisted of $15.8 million in cash, a working capital adjustment payment of $1.0 million and 230,176 shares of Encore common stock valued at $17.38 per share.

The Company’s allocation of the purchase price, which was determined based on an independent appraisal, is summarized as follows (in thousands):

Total cash consideration	$15,807
Purchase price adjustment payable	1,010
Common stock	3,999
Acquisition-related costs	163

Total purchase price	$20,979

The Company’s allocation of the purchase price is summarized as follows (in thousands):

Assets:
Accounts receivable	$2,547
Notes receivable	1,789
Purchased servicing asset	3,743
Property and equipment	803
Other assets	166
Intangible assets	6,000
Goodwill	10,352

Total assets	$25,400

Liabilities:
Accounts payable and accrued liabilities	373
Purchased service obligation	3,615
Debt	433

Total liabilities	4,421

Total purchase price	$20,979

As part of the acquisition, the Company also deposited $2.0 million into an escrow account in connection with the execution of a three-year employment agreement with a key executive of Ascension. The Company is recognizing the $2.0 million as compensation expense ratably over three years. If the executive voluntarily departs without good reason or is terminated for cause, any unapplied funds from the escrow will be returned to the Company.

Jefferson Capital

On June 7, 2005, the Company acquired certain assets, including receivable portfolios, from Jefferson Capital Systems, LLC (“Jefferson Capital”), a subsidiary of CompuCredit Corporation for $142.9 million in cash. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The results of operations of the business acquired from Jefferson Capital have been included in the Company’s consolidated financial statements from the date of acquisition. As part of the acquisition, the Company acquired a portfolio of charged-off consumer credit card debt with a face value of approximately $2.8 billion, entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs from Jefferson Capital over a five-year period at a fixed price and entered into an agreement to offer employment to approximately 120 employees of Jefferson Capital at its collection site in St. Cloud, Minnesota in September 2005, after completion of a three-month transition services agreement with Jefferson Capital. In addition, the Company entered into a two-year agreement to sell Chapter 13 bankruptcies to Jefferson Capital based on a pre-set pricing schedule and agreed to provide Jefferson Capital with a prescribed number of accounts on a monthly basis for its balance transfer program, also on a pre-set pricing schedule. To fund this transaction, the Company entered into a new Revolving Credit Facility that initially provided for an aggregate revolving commitment of $150.0 million, which was subsequently increased to $230.0 million. See Note 8 for a further discussion of the Revolving Credit Facility.

The Company’s allocation of the purchase price, which was determined based on an independent appraisal, is summarized as follows (in thousands):

Investment in receivable portfolios	$96,600
Forward flow asset	42,466
Goodwill	3,796

Total purchase price	$142,862

The allocation to the forward flow asset represents the present value of the difference between (a) the estimated fair value of each portfolio to be acquired under the forward flow agreement and (b) the fixed purchase price of each such portfolio. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion of the forward flow asset that the purchase represents compared to the total purchase commitment, as adjusted for the time-value of money. The Company allocated $11.7 million and $10.6 million of the forward flow asset to the cost basis of receivable portfolios purchased during the years ended December 31, 2007 and 2006, respectively. The allocation to goodwill relates solely to the workforce acquired.

Note 3: Investment in Receivable Portfolios, Net

In accordance with the provisions SOP 03-03, discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-03 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with SOP 03-03, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of December 31, 2007, there were six portfolios accounted for using the cost recovery method, consisting of $1.6 million in net book value of investment in receivable portfolios, representing all of the healthcare portfolios that the Company had acquired. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $1.6 million net book value, reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Estimate of Zero Basis Cash Flows	Accretable Yield	Total
Beginning balance at December 31, 2005	$57,116	$360,961	$418,077
Revenue recognized, net	(28,588)	(210,752)	(239,340)
Additions on existing portfolios	10,439	23,087	33,526
Additions for 12 month curve extension	—	86,020	86,020
Additions for current purchases	—	158,665	158,665

Balance at December 31, 2006	38,967	417,981	456,948
Revenue recognized, net	(15,165)	(226,237)	(241,402)
(Reductions) additions on existing portfolios	(10,800)	35,008	24,208
Additions for current purchases	—	259,900	259,900

Balance at December 31, 2007	$13,002	$486,652	$499,654

During the year ended December 31, 2007, the Company purchased receivable portfolios with a face value of $6.9 billion for $209.0 million, or a purchase cost of 3.0% of face value. The estimated future collections at acquisition for these portfolios amounted to $402.0 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2007 and 2006, approximately $14.3 million and $27.3 million, exclusive of $0.9 million and $1.3 million Zero Basis Revenue on the retained interest, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Year Ended December 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	208,953	—	—	208,953
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections(1)	(339,357)	(203)	(14,312)	(353,872)
Put-backs and recalls(2)	(3,767)	(2)	—	(3,769)
Revenue recognized(1)	237,467	—	14,312	251,779
Impairment, net	(9,839)	—	—	(9,839)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$390,564	$1,645	$—	$392,209

Revenue as a percentage of collections	67.1%	0.0%	100.0%	68.0%

	For the Year Ended December 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	140,664	3,623	—	144,287
Transfers of portfolios	2,485	(2,485)	—	—
Gross collections(1)	(305,609)	(2,172)	(27,298)	(335,079)
Put-backs and recalls(2)	(3,243)	—	(3)	(3,246)
Revenue recognized(1)	212,131	—	27,301	239,432
Impairment, net	(1,379)	—	—	(1,379)

Balance, end of period	$300,348	$—	$—	$300,348

Revenue as a percentage of collections	69.0%	0.0%	100.0%	71.0%

	For the Year Ended December 31, 2005
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$137,553	$410	$—	$137,963
Purchases of receivable portfolios	193,154	2,400	—	195,554
Transfers of portfolios	404	(404)	—	—
Gross collections(1)	(257,335)	(1,372)	(30,659)	(289,366)
Put-backs and recalls(2)	(1,996)	—	(2)	(1,998)
Revenue recognized(1)	186,662	—	30,661	217,323
Impairment, net	(3,143)	—	—	(3,143)

Balance, end of period	$255,299	$1,034	$—	$256,333

Revenue as a percentage of collections	71.3%	0.0%	100.0%	74.0%

(1)

Gross collections and revenue related to the retained interest are not included in these tables. Zero basis collections and revenue related to the retained interest (which was fully amortized in the second quarter of 2004) were $0.9 million, $1.3 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)

Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the years ended December 31, 2007 and 2006 (in thousands):

Valuation Allowance
Balance at December 31, 2005	$3,143
Provision for impairment losses	2,214
Reversal of prior impairment	(835)

Balance at December 31, 2006	4,522
Provision for impairment losses	14,303
Write-down of healthcare receivables	1,391
Reversal of prior impairment	(4,464)

Balance at December 31, 2007	$15,752

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Years Ended December 31,
	2007	2006	2005
Collection sites(1)	$126,093	$129,009	$127,980
Legal collections	169,005	118,712	88,144
Collection agencies(1)	33,325	49,696	44,384
Sales	24,001	34,035	26,739
Other	2,769	5,645	4,916

Gross collections	$355,193	$337,097	$292,163

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

Note 4: Deferred Court Costs

The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced, recovered, or that the Company anticipates recovering.

When the Company first developed its analysis of court cost methodology, it had sufficient historical collection data with which to accurately model projected court cost returns for 24 months. With additional court cost return data accumulated over the last several years, the Company believes it has enough history to extend the recovery period to 36 months and has done so prospectively beginning in October 1, 2007. In connection with this change and with the availability of additional recovery data, the Company has also enhanced its methodology in determining the recovery rates used in calculating the reserve for amounts estimated to be uncollectible. This change in the court costs reserve methodology is treated as a change in estimate in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” This change in estimate resulted in a one-time reduction in pre tax expense and an increase in Deferred Court Cost asset of $0.8 million, an increase in net income of $0.5 million, and an increase in earnings per share of $0.02 for the year ended December 31, 2007.

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	December 31, 2007	December 31, 2006
Deferred court costs	$66,636	$33,720
Court cost reserve	(46,103)	(22,786)

Deferred court costs, net	$20,533	$10,934

Note 5: Property and Equipment

Property and equipment consist of the following as of the dates presented (in thousands):

	December 31, 2007	December 31, 2006
Furniture, fixtures and equipment	$2,031	$1,943
Computer equipment and software	13,470	12,368
Telecommunications equipment	2,016	2,016
Leasehold improvements	1,969	1,741

	19,486	18,068
Accumulated depreciation and amortization	(15,096)	(12,819)

	$4,390	$5,249

Depreciation expense was $2.2 million for each of the years ended December 31, 2007 and December 31, 2006.

Note 6: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2007	December 31, 2006
Debt issuance costs	$3,177	$4,272
Deferred compensation assets	3,158	4,256
Prepaid employment agreement	444	1,111
Purchased servicing assets	159	1,132
Other	1,862	1,330

	$8,800	$12,101

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 7: Goodwill

On October 30, 2007, the Company entered into a membership interest purchase agreement with its then joint venture partner, to acquire its 49% ownership interest in the Company’s India operation. As a result, the Company acquired full ownership of the India operation. The membership buyout was determined to be an acquisition of minority interest in a subsidiary and, therefore, the purchase method accounting was applied in accordance with the provisions of FAS 141.

The total purchase price was $2.3 million in cash, which included $0.7 million placed in escrow, the release of which, is contingent upon Calibrated successfully securing the execution of a new building lease agreement for the India operation. The Company expects the new building lease to be executed and anticipates that the entire escrow amount will be paid to Calibrated. As a result, in compliance with FAS 141, the $0.7 million has been included in the purchase price. Prior to the acquisition, the India operation was determined to be a variable interest entity, subject to the provisions of Interpretation No. 46, (revised December 2003), “Consolidation of Variable Interest Entities,” and was already included in the Company’s consolidated financial statements. At the time of acquisition, the fair value of assets acquired and liabilities assumed was de-minimus, and no identifiable intangible assets were acquired. As a result, the entire purchase price of $2.3 million was allocated to goodwill.

On August 30, 2005, the Company acquired substantially all the assets and assumed certain liabilities of Ascension. The acquisition was accounted for as a business combination in accordance with FAS 141. Under the purchase method of accounting, the Company initially allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The Company had one year from the consummation of this acquisition to finalize the purchase price allocation. The purchase price was initially allocated using the information available at that time. The Company analyzed the impact of FAS 109, with regards to deferred revenue assumed in the acquisition and determined that a deferred tax asset should be established. The establishment of the deferred tax asset resulted in a reduction in purchased goodwill of $0.5 million.

The following sets forth changes in our goodwill for the years ended December 31, 2007 and 2006 (in thousands):

Goodwill
Balance at December 31, 2005	$14,148
Purchase price adjustment—tangible asset	56
Purchase price adjustment—deferred tax asset	(469)

Balance at December 31, 2006	13,735
Goodwill recorded for India membership buyout	2,250

Balance at December 31, 2007	$15,985

Note 8: Debt

The Company is obligated under borrowings, as follows (in thousands):

	December 31, 2007	December 31, 2006
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	172,169	99,669
Capital Lease Obligations	251	463

	$272,420	$200,132

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears, on March 19 and September 19 of each year. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes were convertible, prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represented an initial conversion price of approximately $22.34 per share, subject to adjustment. As of December 31, 2007, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) and Emerging Issues Task Force No. 00-19, “Accounting for Derivative

Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of FAS 133. As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

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

Holders may also surrender their Convertible Notes for conversion anytime on or after March 19, 2010 until the close of business on the trading day immediately preceding September 19, 2010, regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions, on the last day of a reporting period, or during the twelve months prior to September 19, 2010, the Company would write off to expense all remaining unamortized debt issuance costs in that period.

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

On February 27, 2007, the Company amended the Revolving Credit Facility to allow for the Company to repurchase up to $50 million of a combination of its common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the Convertible Notes. This amendment also reset the Company’s minimum net worth threshold.

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

Effective December 27, 2007, the Company amended the facility to expand the capacity to $230 million, with an accordion feature that provides for an additional $70 million in availability. As a result, the allocated revolving loan commitments of each of the lenders under the facility has been increased as stated in the amendment.

Other provisions of the amended Revolving Credit Facility remain unchanged following the most recent amendments, and include:

•

Interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 175 to 225 basis points, depending on the Company’s leverage; or (b) the higher of the federal funds rate then in effect plus a spread of 50 basis points or the prime rate then in effect.

•	$5.0 million sub-limits for swingline loans and letters of credit.

•

A borrowing base that provides for an 85.0% initial advance rate for the purchase of qualified receivable portfolios. The borrowing base reduces for each qualifying portfolio by 3% per month beginning after the third complete month subsequent to the initial purchase. The aggregate borrowing base is equal to the lesser of (a) the sum of all of the borrowing bases of all qualified receivable portfolios under this facility, as defined above, or (b) 95% of the net book value of all receivable portfolios acquired on or after January 1, 2005.

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens.

•	Events of default which, upon occurrence, may permit the lenders to terminate the Revolving Credit Facility and declare all amounts outstanding to be immediately due and payable.

•	Collateralization by all assets of the Company.

At December 31, 2007, of the $230.0 million commitment, the outstanding balance on the Revolving Credit Facility was $172.2 million, which bore a weighted average interest rate of 7.32%. The aggregate borrowing base was $228.2 million, of which $56.0 million was available for future borrowings.

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

On May 7, 2007, the Company entered into an agreement with the lender under its Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on the Company’s balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in the statement of operations for the year ended December 31, 2007. The charge reduced earnings per share by approximately $0.30 for the year ended December 31, 2007. Subsequent to the second quarter of 2007, the Company is no longer obligated to make any Contingent Interest payments under the Secured Financing Facility and, as a result, no longer records such interest in our statements of operations.

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Stated interest	$—	$1,557	$3,248
Contingent interest	4,123	18,520	23,187
Pay-off of future contingent interest	11,733	—	—

Total interest expense—Secured Financing Facility	$15,856	$20,077	$26,435

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

FAS 133 requires that the derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective. Accordingly, for the year ended December 31, 2007, the Company has recorded the change in fair value as other comprehensive income (loss). As of December 31, 2007, the fair value of the hedges represented a liability of $1.6 million and is included in other liabilities and accumulated other comprehensive loss.

The amount recorded in accumulated other comprehensive income (loss) related to cash flow hedging instruments was as follows:

Year ended December 31, 2007
Beginning balance	$—
Changes in fair value of derivatives	(1,642)
Deferred income tax benefit	647

Ending balance	$(995)

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,000 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%. Capital lease obligations outstanding as of December 31, 2007 and 2006, were $0.3 million and $0.5 million, respectively.

Five-Year Maturity Schedule

The following table summarizes the five year maturity of the Company’s debt (in thousands):

	2008	2009	2010	2011	2012	Total
Convertible Senior Notes	$—	—	$100,000	—	—	$100,000
Revolving Credit Facility	$—	—	$172,169	—	—	$172,169
Capital Lease Obligations	$251	—	—	—	—	$251

						$272,420

Note 9: Stock Based Compensation

On March 30, 2005, the Board of Directors of the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan. The benefits provided under these plans are share-based compensation subject to the provisions of FAS 123R.

The Company implemented FAS 123R in January 2006, using the modified prospective transition method. Compensation expense is recognized only for those shares expected to vest, with estimated forfeitures based on the Company’s historical experience and future expectations, beginning on January 1, 2006. Total compensation expense during the years ended December 31, 2007 and 2006 were $4.3 million and $5.7 million, respectively.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the granting of stock options to certain employees and directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest based on three to five years of continuous service, and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

The expected life of options granted, expected volatility and forfeitures are based on data specific to each employee class under the assumption that different classes of employees can act differently because of title, rank, number of options granted and other like characteristics. For the purposes of this analysis, these classes include: (i) officers (as defined under Section 16 of the Securities Exchange Act of 1934) and (ii) all others receiving options. The assumptions below are used by the Company to determine the fair value of stock-based awards.

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

Forfeitures. FAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior five years as a proxy for forfeitures. Based on the internal analysis, the expected forfeiture rates were determined to be 10.6% of options granted to officers and 11.5% of options granted to all others.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2007	2006	2005
Weighted average fair value of options granted	$6.82	$5.33	$13.45
Risk free interest rate	4.5%	4.8%	4.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	71%	44%	117%
Weighted-average expected life of options	5 Years	5 Years	5 Years

Unrecognized compensation cost related to stock options as of December 31, 2007, was $4.1 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 2.5 years. The fair value of options vested for the year ended December 31, 2007 and 2006 was $4.2 million and $5.6 million, respectively.

A summary of the Company’s stock option activity as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Options	Option Price Per Share	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	2,535,018	$0.35–$20.30	$10.25
Granted	330,000	10.92–11.30	11.03
Cancelled/forfeited	(533,667)	10.60–20.30	17.80
Exercised	(204,499)	0.35–12.01	1.70

Outstanding at December 31, 2007	2,126,852	$0.35–$20.09	$9.30	$6,628

Exercisable at December 31, 2007	1,510,025	$0.35–$20.09	$7.87	$6,628

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $1.7 million, $2.2 million and $3.3 million, respectively. As of December 31, 2007, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.4 years and 5.4 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with FAS 123R, the fair value of restricted stock units is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which were determined to be 10.6% of awards granted to officers and 11.5% of awards granted to all others. As of December 31, 2007, 154,150 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance Shares”). The fair value of the Performance Shares is expensed over the expected vesting period based on our forfeiture assumptions. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance Shares have been made as of December 31, 2007. The remaining 517,750 non-vested shares are not performance based, and will vest, and are being expensed over approximately two to five years of continuous service.

A summary of the status of the Company’s restricted stock units as of December 31, 2007, and changes during the year then ended is presented below:

Restricted Stock Units	Non-Vested Shares	Weighted- Average Grant Date Fair Value
Non vested at January 1, 2007	47,700	$16.19
Awarded	663,500	$11.04
Vested	(6,000)	$11.90
Cancelled/forfeited	(33,300)	$13.29

Non vested at December 31, 2007	671,900	$11.28

Unrecognized compensation cost related to restricted stock units as of December 31, 2007, was $4.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding restricted stock units was approximately 4.7 years.

Prior to the adoption of FAS 123R, the Company measured stock-based compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company applied the disclosure provisions of FAS 123 as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

For purposes of pro forma disclosures, the following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

2005
Net income, as reported	$31,091
Plus: Stock-based employee compensation expense included in reported net income, net of tax	54
Less: Total stock-based employee compensation expense determined under a fair value based method, net of tax	(3,011)

Pro forma net income	$28,134

Earnings per share:
Basic—as reported	$1.39

Basic—pro forma	$1.26

Diluted—as reported	$1.30

Diluted—pro forma	$1.18

Note 10: Income Taxes

The Company recorded an income tax provision of $8.4 million, reflecting an effective rate of 35.9% of pretax income during the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2007, consists primarily of a provision for Federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a provision for state taxes of 6.7%, the effect of permanent book versus tax differences of 0.1% and a benefit of 3.5%, that is primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting the Company the right to a more favorable filing methodology, a net beneficial adjustment to the State and Federal tax payables resulting from the completion of the Company’s 1999–2006 State tax returns, a beneficial adjustment to the Company’s deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006. For the year ended December 31, 2006, the Company recorded an income tax provision of $17.2 million, reflecting an effective rate of 41.7% of pretax income. The effective tax rate for the year ended December 31, 2006, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, less the effect of permanent book versus tax differences of 0.2% and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of the Company’s 2003 tax return of 0.8%.

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current expense:
Federal	$4,414	$10,522	$10,893
State	64	2,921	3,023

	4,478	13,443	13,916

Deferred expense:
Federal	3,969	3,016	5,594
State	(16)	721	1,625

	3,953	3,737	7,219

	$8,431	$17,180	$21,135

The components of deferred tax assets and liabilities consist of the following as of December 31 for the years presented (in thousands):

	2007	2006
Deferred tax assets:
State taxes	$873	$60
Stock option expense	3,661	2,363
Accrued expenses	620	599
Non qualified plan	694	1,116
Deferred revenue	1,771	774
Interest rate swap	647	—
State net operating losses	536	—
Other	5	—
Valuation allowance	(13)	—

	8,794	4,912

Deferred tax liabilities:
Contingent interest expense	—	(1,492)
Deferred court costs	(8,717)	(4,452)
Difference in basis of amortizable assets	(2,291)	(907)
Difference in basis of depreciable assets	(332)	(954)
Differences in income recognition related to receivable portfolios and retained interest	(11,123)	(7,591)
Other	—	(183)

	(22,463)	(15,579)

Net deferred tax liability	$(13,669)	$(10,667)

The Company has a state net operating loss carryforward in the amount of $7.2 million that will begin to expire at the end of 2011, if not previously utilized.

The differences between the total income tax expense and the income tax expense computed using the applicable Federal income tax rate of 35% per annum for the years ended December 31, 2007, 2006, and 2005 were as follows (in thousands):

	2007	2006	2005
Computed “expected” Federal income tax expense	$8,216	$14,416	$18,279
Increase (decrease) in income taxes resulting from:
State income taxes, net	183	2,371	2,975
Other adjustments, net	19	393	(119)
Increase in valuation allowance	13	—	—

	$8,431	$17,180	$21,135

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits through December 31, 2007 is as follows:

Amount (in thousands)
Balance at December 31, 2006	$—
Reclass of tax contingency at December 31, 2006	686
Additions based on tax positions related to current year	885
Additions based on tax positions related to prior years	60
Reductions for tax positions related to prior years	(359)

Balance at December 31, 2007	$1,272

The Company has gross unrecognized tax benefits of $1.3 million at December 31, 2007, that if recognized, would result in a net tax benefit of $1.0 million and would have a positive effect on the Company’s effective tax rate.

During 2007, the Company accrued potential penalties and interest of less than $0.1 million related to prior years’ uncertain tax positions. In total, as of December 31, 2007, the Company has recorded a liability for potential penalties and interest of less than $0.1 million. The penalties and interest accruals are recorded as part of the provision for income taxes.

During the year ended December 31, 2007, the Company filed certain amended state tax returns that generated refund claims in the amount of $0.9 million. However, due to the uncertainty of realizing such refunds, the Company has fully reserved the expected benefit, resulting in no impact to the Company’s consolidated financial statements.

The Company believes that it is reasonably possible that its $1.3 million gross unrecognized tax benefits will significantly decrease within the next 12 months or be eliminated entirely. The gross unrecognized tax benefits relate to amended State tax returns that were filed to request refunds for State tax credits, a revised State apportionment methodology and the utilization of a Federal net operating loss. The events that could significantly reduce or eliminate the unrecognized tax benefits are the completion of a State tax audit that is currently in process, the denial of a State refund claim and the resolution from the Internal Revenue Service Appeals Division on a position taken by the Company regarding a net operating loss.

The Company files Federal and State income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years remain subject to examination by Federal taxing authorities and the 1999 through 2007 tax years generally remain subject to examination by State tax authorities.

Concurrent with the sale of the Convertible Notes in 2005 (see Note 8), the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company is treating the Convertible Notes and the purchased call options as integrated synthetic debt instruments pursuant to applicable Treasury Regulations. The cost of the call options is treated as original issue discount (“OID”), reducing the carrying value of the Convertible Notes for tax purposes and is amortized using the constant yield method. The Company has treated the current deduction of the OID interest as a credit to equity in accordance with FAS 109.

Note 11: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller by year sorted by total aggregate costs for the three year periods (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller
	For the Years Ended December 31,
	2007		2006		2005		Total
	Cost	%	Cost	%	Cost	%	Cost	%
Seller 1	$60,117	28.8%	$47,046	32.6%	$116,862	59.8%	$224,025	40.8%
Seller 2	30,046	14.4%	—	0.0%	—	0.0%	30,046	5.5%
Seller 3	19,034	9.1%	—	0.0%	—	0.0%	19,034	3.5%
Seller 4	16,208	7.7%	—	0.0%	—	0.0%	16,208	2.9%
Seller 5	15,243	7.3%	6,031	4.2%	44,815	22.9%	66,089	12.0%
Seller 6	6,939	3.3%	—	0.0%	7,031	3.6%	13,970	2.5%
Seller 7	6,234	3.0%	—	0.0%	—	0.0%	6,234	1.1%
Seller 8	6,231	3.0%	—	0.0%	—	0.0%	6,231	1.1%
Seller 9	5,196	2.5%	—	0.0%	—	0.0%	5,196	1.0%
Seller 10	5,151	2.5%	9,516	6.6%	4,532	2.3%	19,199	3.5%
Other	38,554	18.4%	81,694	56.6%	22,314	11.4%	142,562	26.0%

	208,953	100.0%	144,287	100.0%	195,554	100.0%	548,794	100.0%

Adjustments(1)	(2,404)		(2,177)		(2,673)		(7,254)

Cost, net	$206,549		$142,110		$192,881		$541,540

(1)	Adjusted for Put-Backs and Recalls.

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to the Company due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against the Company. To date, a class has been certified in several of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. There are a number of other lawsuits, claims and counterclaims pending or threatened against the Company. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by the Company or its employees or agents. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification in some cases, management of the Company does not believe that the currently pending and threatened litigation or claims will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on the Company’s consolidated financial position, liquidity or results of operations in any future reporting periods.

Leases

The Company leases office facilities in Phoenix, Arizona, Arlington, Texas, St. Cloud, Minnesota, Gurgaon, India, and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $3.4 million, $2.7 million and $2.0 million during 2007, 2006 and 2005, respectively.

The Company leases certain equipment through capital leases. These long-term leases are non-cancelable and expire on varying dates through 2008. The related amortization expense was $0.2 million, $0.2 million and $0.3 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under lease obligations consist of the following for the years ending December 31 (in thousands):

	Capital Leases	Operating Leases	Total
2008	$256	$2,991	$3,247
2009	—	2,596	2,596
2010	—	2,439	2,439
2011	—	1,027	1,027
2012	—	1,036	1,036
Thereafter	—	2,549	2,549

Total minimal leases payments	256	$12,638	$12,894

Less: Interest	(5)

Present value of minimal lease payments	$251

Purchase Commitments

In connection with the Company’s acquisition of certain assets of Jefferson Capital in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of December 31, 2007, future minimum purchase commitments under this agreement are as follows (amounts in thousands):

2008	2009	2010	Total
$31,647	$31,647	$15,824	$79,118

The purchase commitment above assumes that the remaining commitment as of December 31, 2007, will be incurred ratably over the remaining term of such agreement.

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.7 million, $0.6 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective March 1, 2002, the Company adopted a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2007, the plan assets and plan liabilities were $3.2 million and $2.8 million, respectively. As of December 31, 2006, the plan assets and plan liabilities were $4.3 million and $3.4 million, respectively. These amounts are included in the Company’s consolidated statements of financial condition in accrued liabilities and other assets. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Self Insured Health Benefits

Effective June 1, 2003, the Company established a self-insured health benefits plan for its employees. This plan is administered by a third party, and has stop loss provisions insuring losses beyond $0.1 million per employee per year, and $2.9 million per year in the aggregate, subject to adjustment as defined. As of December 31, 2007, the Company recorded a reserve for unpaid claims in the amount of $0.5 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims, from the inception of the plan at June 1, 2003 through December 31, 2007.

Self Insured Workers Compensation Plan

Effective November 1, 2006, the Company switched to a guaranteed cost workers compensation plan whereby no collateral is required. Prior to that, and since November 1, 2003, the Company had a self-insured workers compensation plan for its employees. This plan was administered by a third party, and had stop loss provisions insuring losses beyond $250 thousand per employee per occurrence, and $1.5 million per year in the aggregate, subject to adjustment as defined. The Company maintains a reserve for unpaid claims under the prior plan. As of December 31, 2007, the Company has recorded a reserve for unpaid claims of less than $0.1 million which is included in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 through December 31, 2007.

Guarantees

The Company’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that we will indemnify and hold harmless our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements and portfolio purchase and sale agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007.

Note 13: Cost Savings Initiatives

In September 2007, the Company announced certain cost savings initiatives aimed at reducing its overall operating expenses (the “Cost Savings Plan”). As part of the Cost Savings Plan, the Company has reduced its workforce by 115 people and has exited from its healthcare purchasing and collection activities. The reduction in workforce comprised 70 people at the Company’s call center in Phoenix, Arizona, 30 people at its bankruptcy servicing center in Arlington, Texas, and 15 people at its corporate headquarters in San Diego, California.

As a result of exiting its healthcare purchasing and collection activities, in the third quarter of 2007, the Company recorded a charge of $1.7 million, including a $1.4 million write-off of its healthcare receivable portfolios, which has been recognized as an impairment charge against the Company’s revenue, and $0.3 million of salaries and benefits, primarily severance payments for its healthcare purchasing and collection employees. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), the $0.3 million of salaries and benefits has been recognized and is included in salaries and employee benefits.

Additionally, pursuant to FAS 146, the Company recorded a one-time charge of approximately $1.1 million in the third quarter of 2007 related to its reduction in workforce. This one-time charge, primarily severance, is included in salaries and employee benefits.

The Company has completed the employee termination activities and anticipates no further expenses related to this reduction in workforce.

Note 14: Segment Reporting

Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”) establishes standards in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2007, the Company has determined it operates in two segments, however, based on requirements of FAS 131, under “Quantitative Thresholds,” the smaller operating segment does not meet the minimum requirement of 10% of combined revenues, reported profit or loss, or combined assets and accordingly, no segment disclosures have been made for year ended December 31, 2007.

Note 15: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Gross collections	$90,541	$93,611	$85,630	$85,411
Revenues	$65,375	$67,228	$62,691	$58,717
Total operating expenses	$49,786	$52,605	$52,047	$47,411
Net income (loss)	$5,657	$(821)	$5,358	$4,848
Basic earnings (loss) per share	$0.25	$(0.04)	$0.23	$0.21
Diluted earnings (loss) per share	$0.24	$(0.04)	$0.23	$0.21

2006
Gross collections	$87,616	$79,186	$75,781	$94,515
Revenues	$60,480	$65,933	$60,597	$68,130
Total operating expenses	$44,690	$45,669	$45,001	$48,169
Net income	$4,678	$7,495	$5,208	$6,627
Basic earnings per share	$0.21	$0.33	$0.23	$0.29
Diluted earnings per share	$0.20	$0.32	$0.22	$0.28

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2007. Its report is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Encore Capital Group, Inc.

San Diego, California

We have audited Encore Capital Group, Inc’s. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Diego, California

February 19, 2008

Items 9B—Other Information

None

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2008 Proxy Statement to be filed no later than April 29, 2008, is hereby incorporated by reference.

Item 11—Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the 2008 Proxy Statement to be filed no later than April 29, 2008, is hereby incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2008 Proxy Statement to be filed no later than April 29, 2008, is hereby incorporated by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2008 Proxy Statement to be filed no later than April 29, 2008, is hereby incorporated by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2008 Proxy Statement to be filed no later than April 29, 2008, is hereby incorporated by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this Form 10-K:

(b) Exhibits.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws of Encore Capital Group, Inc., as amended through May 1, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2007)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.1	Net Industrial Building Lease by and between Midland Credit Management, Inc. and 4405 E. Baseline Road Limited Partnership for the property located at 4310 E. Broadway Road, Phoenix, Arizona (the “Office Lease”) (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on May 14, 1999 (“Amendment No. 1”))

10.2	First Amendment to the Office Lease (incorporated by reference to Exhibit 10.13 to Amendment No. 1)

10.3	Second Amendment to the Office Lease (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

10.4	Third Amendment to the Office Lease (incorporated by reference to Exhibit 10.15 to Amendment No. 1)

10.5	Fourth Amendment to the Office Lease (incorporated by reference to Exhibit 10.16 to Amendment No. 1)

10.6	Fifth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2003)

10.7	Sixth Amendment to the Office Lease (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.8	Option to Extend Office Lease dated October 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2002)

10.9	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.10	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.11+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004)

10.12+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 4, 2006)

10.13+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 4, 2006)

10.14+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2002)

10.15+	Amendment to Executive Non-Qualified Excess Plan, effective January 30, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 2, 2004)

10.16+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated August 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007).

10.17+	Form of Option Agreement pursuant to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.18+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2006).

10.19+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006).

10.20	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (the “Secured Financing Facility”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2001)

10.21	First Amendment, dated as of June 26, 2003, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003)

10.22	Third Amendment, dated as of November 29, 2004, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2004)

10.23	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.24	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.25	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006).

10.26	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007).

10.27	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007).

10.28	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007).

10.29	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007).

10.30	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.31	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.32+	Employment Agreement dated as of June 13, 2005 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.33+	Amendment One dated as of June 5, 2006 to Employment Agreement between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2006).

10.34+	Severance Agreement dated as of September 20, 2004 between Midland Credit Management, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.35+	Amendment One dated as of June 5, 2006 to Severance Agreement between Midland Credit Management, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2006).

10.36	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.37	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.38	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.39	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.40	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.41	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.42	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.43	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.44	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.45	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.46	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.47+	Form of Executive Severance Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP, dated February 19, 2008 to the incorporation by reference of their report dated February 19, 2008, in the Company’s Registration Statements on Form S-8 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/S/ J. BRANDON BLACK
J. Brandon Black President and Chief Executive Officer

Date: February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ J. BRANDON BLACK J. Brandon Black	President and Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2008

/S/ PAUL GRINBERG Paul Grinberg	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2008

/S/ CARL C. GREGORY, III* Carl C. Gregory, III	Director	February 19, 2008

/S/ TIMOTHY J. HANFORD* Timothy J. Hanford	Director	February 19, 2008

/S/ GEORGE LUND* George Lund	Director	February 19, 2008

/S/ RICHARD A. MANDELL* Richard A. Mandell	Director	February 19, 2008

/S/ WILLEM MESDAG* Willem Mesdag	Director	February 19, 2008

/S/ JOHN J. OROS* John J. Oros	Director	February 19, 2008

/S/ CHRISTOPHER TEETS* Christopher Teets	Director	February 19, 2008

/S/ WARREN WILCOX* Warren Wilcox	Director	February 19, 2008

* /S/ J. BRANDON BLACK

As attorney-in-fact pursuant to power of attorney dated January and February 2008.