Form 10-Q
period 2008-03-31
ENCORE CAPITAL GROUP INC
filed 2008-05-01
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2008
Common Stock, $0.01 par value	22,994,810 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	March 31, 2008 Unaudited	December 31, 2007(A)
Assets
Cash and cash equivalents	$9,024	$4,900
Restricted cash	3,713	3,776
Accounts receivable, net	3,238	4,136
Investment in receivable portfolios, net	398,207	392,209
Deferred court costs	23,439	20,533
Property and equipment, net	4,990	4,390
Prepaid income tax	5,544	10,346
Forward flow asset	12,937	15,863
Other assets	7,999	8,800
Goodwill	15,985	15,985
Identifiable intangible assets, net	2,352	2,557

Total assets	$487,428	$483,495

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$17,210	$20,346
Deferred tax liabilities, net	13,091	13,669
Deferred revenue and purchased servicing obligation	4,083	3,898
Debt	270,168	272,420
Other liabilities	3,072	1,642

Total liabilities	307,624	311,975

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 22,994 shares and 22,992 shares issued and outstanding as of March 31, 2008, and December 31, 2007, respectively	230	230
Additional paid-in capital	74,947	73,310
Accumulated earnings	106,475	98,975
Accumulated other comprehensive loss	(1,848)	(995)

Total stockholders’ equity	179,804	171,520

Total liabilities and stockholders’ equity	$487,428	$483,495

(A)    Derived from the audited consolidated financial statements as of December 31, 2007.

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Revenue from receivable portfolios, net	$64,068	$62,153
Servicing fees and other related revenue	3,486	3,222

Total revenues	67,554	65,375

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	14,851	17,186
Stock-based compensation expense	1,094	801
Cost of legal collections	20,306	17,621
Other operating expenses	5,651	5,744
Collection agency commissions	4,031	3,294
General and administrative expenses	4,460	4,271
Depreciation and amortization	722	869

Total operating expenses	51,115	49,786

Income before other (expense) income and income taxes	16,439	15,589

Other (expense) income
Interest expense	(3,946)	(2,920)
Contingent interest expense	—	(3,235)
Other income	21	116

Total other expense	(3,925)	(6,039)

Income before income taxes	12,514	9,550
Provision for income taxes	(5,014)	(3,893)

Net income	$7,500	$5,657

Weighted average shares outstanding:
Basic	22,992	22,783
Diluted	23,431	23,314
Earnings per share:
Basic	$0.33	$0.25
Diluted	$0.32	$0.24

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income (loss)

	Shares	Par
Balance at December 31, 2007	22,992	$230	$73,310	$98,975	$(995)	$171,520
Net income	—	—	—	7,500	—	7,500	7,500
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(853)	(853)	(853)
Exercise of stock options	2	—	2	—	—	2	—
Stock-based compensation	—	—	1,094	—	—	1,094	—
Tax benefit related to stock option exercises	—	—	5	—	—	5	—
Tax benefit from convertible note interest expense	—	—	536	—	—	536	—

Balance at March 31, 2008	22,994	$230	$74,947	$106,475	$(1,848)	$179,804	$6,647

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Gross collections	$104,355	$90,541
Amounts collected on behalf of third parties	(75)	(129)
Amounts applied to principal on receivable portfolios	(40,212)	(28,259)
Provision for impairment (reversal)	5,335	(217)
Servicing fees	44	31
Operating expenses	(49,868)	(50,896)
Interest payments	(4,172)	(3,391)
Contingent interest payments	—	(4,319)
Other income	21	116
Decrease in restricted cash	63	521
Income tax refund (payments)	407	(1,899)
Excess tax benefits from stock-based payment arrangements	(5)	(52)

Net cash provided by operating activities	15,893	2,047

Investing activities
Purchases of receivable portfolios, net of forward flow allocation	(44,976)	(41,847)
Collections applied to investment in receivable portfolios	34,877	28,476
Proceeds from put-backs of receivable portfolios	1,692	953
Purchases of property and equipment	(1,117)	(552)

Net cash used in investing activities	(9,524)	(12,970)

Financing activities
Proceeds from notes payable and other borrowings	9,000	7,000
Repayment of notes payable and other borrowings	(11,169)	—
Proceeds from exercise of stock options	2	14
Excess tax benefits from stock-based payment arrangements	5	52
Repayment of capital lease obligations	(83)	(61)

Net cash (used in) provided by financing activities	(2,245)	7,005

Net increase (decrease) in cash	4,124	(3,918)
Cash and cash equivalents, beginning of period	4,900	10,791

Cash and cash equivalents, end of period	$9,024	$6,873

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2008	2007
Net income	$7,500	$5,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722	869
Amortization of loan costs	313	303
Stock-based compensation expense	1,094	801
Tax benefit from convertible note interest expense	536	483
Tax benefit from stock option exercises	5	24
Deferred income tax (benefit) expense	(578)	2,578
Excess tax benefits from stock-based payment arrangements	(5)	(52)
Provision for impairment (reversal) on receivable portfolios, net	5,335	(217)
Changes in operating assets and liabilities
Decrease in restricted cash	63	521
Increase in other assets	(1,520)	(3,089)
Decrease (increase) in prepaid income tax	4,802	(654)
Decrease in accrued profit sharing arrangement	—	(1,085)
Increase in deferred revenue and purchased service obligation	185	60
Decrease in accounts payable and accrued liabilities	(2,559)	(4,152)

Net cash provided by operating activities	$15,893	$2,047

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

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

Financial Statement Preparation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification

Certain reclassifications have been made to the 2007 condensed consolidated statements of operations to separately show contingent interest expense and to the condensed consolidated statements of cash flows to separately show provisions for impairment.

Changes in Accounting Estimate

Effective January 1, 2008, the Company revised its Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending the collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that the Company has owned and serviced for greater than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. The Company has observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When the Company first developed its cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, the Company determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in its forecasting tools, allowing it to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, the Company determined that there is enough additional collection data, to accurately extend the collection forecast in both the UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which the Company could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. The Company did not extend the forecast on telecom portfolios as it does not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” is being recognized prospectively in the consolidated financial statements. This prospective treatment resulted in a reduction in the Company’s net impairment provision of $3.1 million and an increase in revenue of $0.1 million for the quarter ended March 31, 2008. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the quarter ended March 31, 2008.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock outstanding. Common stock outstanding includes shares of common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. Employee stock options to purchase approximately 1,303,000 and 1,561,000 shares of common stock during the three months ended March 31, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

Effects of New Accounting Pronouncement

In December 2007, the FASB issued Statements No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will adopt this new standard for its fiscal year beginning January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. The Company is currently analyzing the effects of the new standard and its potential impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company expects to adopt this new standard and its required disclosures, in its consolidated financial statements for the fiscal year beginning January 1, 2009.

Note 2: Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), for financial assets and liabilities. FAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Company will adopt the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis, for its fiscal year beginning January 1, 2009.

The fair values of the Company’s financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. the “exit price”). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments consist of the following:

Financial instruments with carrying value equal to fair value

•	Cash and cash equivalents

•	Accounts receivable

•	Hedged derivative instruments

The fair value of cash and cash equivalents and accounts receivable approximates their respective carrying value. Cash flow hedging instruments, which are considered over-the-counter derivatives, are also carried at their fair values. The Company’s fair value estimate for such derivative instruments incorporates quoted market prices at the balance sheet date from the counter party using significant observable inputs and is considered a level 2 fair value measurement.

Financial instruments not required to be carried at fair value

•	Investment in receivable portfolios, net

•	Deferred court costs

•	Forward flow asset

•	Long term debt

The Company has elected not to adopt the provisions of Statements of Financial Accounting Standard No. 159, “Fair Value Option,” for its fiscal year ended December 31, 2008. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes in connection with the provisions of Statements of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s revolving credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s convertible senior notes are carried at historical cost of $100 million. Their fair value estimate incorporates quoted market prices at the balance sheet date. However, the market for these securities is not active, and, therefore results in a level 2 fair value measurement. As of March 31, 2008, the fair value estimate of the Company’s convertible senior notes amounts to approximately $68.3 million. For investment in receivable portfolios, deferred court costs and the forward flow asset, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to estimate the fair value of such financial instruments due to the excessive costs that would be incurred.

Note 3: Stock-Based Compensation

On January 1, 2006, the Company implemented Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS 123R”), which is a revision of Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”), using the modified prospective approach. The adoption of FAS 123R requires all stock-based compensation to be recognized in the consolidated financial statements at fair value.

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

In accordance with FAS 123R, compensation expense is recognized only for those shares expected to vest, with estimated forfeitures based on the Company’s historical experience and future expectations. For the three months ended March 31, 2008, $1.1 million was recognized as stock-based compensation expense.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the granting of stock options to certain employees and directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. Options generally vest based on three to five years of continuous service and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted for the three months ended March 31, 2008):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Weighted average fair value of options granted	—	$7.52
Risk free interest rate	—	4.8%
Dividend yield	—	0.0%
Volatility factor of the expected market price of the Company’s common stock	—	79.0%
Weighted-average expected life of options	—	5 Years

Unrecognized estimated compensation cost related to stock options as of March 31, 2008, was $2.7 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years. The fair value of options vested was $0.5 million during the three months ended March 31, 2008 and 2007.

A summary of the Company’s stock option activity and related information is as follows for the three months ended March 31, 2008:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	2,126,852	$0.35 - $20.09	$9.30
Granted	—	—	—
Cancelled/forfeited	(74,984)	10.60 – 18.02	17.70
Exercised	(2,000)	1.00	1.00

Outstanding at March 31, 2008	2,049,868	$0.35 - $20.09	$9.00	$4,459

Exercisable at March 31, 2008	1,483,107	$0.35 - $20.09	$7.67	$4,459

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was less than $0.1 million and $0.1 million, respectively. As of March 31, 2008, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.20 years and 5.33 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with FAS 123R, the fair value of restricted stock units is equal to the closing price of the Company’s common stock on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2008, 154,150 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance Shares”). The fair value of the Performance Shares is expensed over the expected vesting period based on the probability of performance goals being met. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. As of March 31, 2008, no reversals of compensation expense related to the Performance Shares have been made. The remaining 514,050 non-vested shares are not performance based, and will vest, and are being expensed over approximately two to five years.

For the three months ended March 31, 2008, restricted stock unit activity and related information is as follows:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	671,900	$11.28
Awarded	14,686	$8.85
Vested	(14,686)	$8.85
Cancelled/forfeited	(3,700)	$11.36

Non-vested at March 31, 2008	668,200	$11.28

Unrecognized estimated compensation cost related to restricted stock units as of March 31, 2008, was $4.0 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Note 4: Investment in Receivable Portfolios, Net

In accordance with the provisions of AICPA Statement of Position 03-3, “Accounting for Certain Debt Securities in a Transfer” (“SOP 03-3”), discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a pool is established, the portfolios with common risk characteristics are permanently assigned to that pool. The discount (i.e., the difference between the cost of each pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-3 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with SOP 03-3, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool unless there is an increase or decrease in subsequent expected cash flows. Effective January 1, 2008, the IRR is based on the Company’s collection forecast up to 84 months from the date a portfolio is purchased. (See note 1 for discussion of the Company’s extension of its collection forecast). Subsequent increases in cash flows expected to be collected are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

The Company accounts for each pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s effective interest rate applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time, the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. As of March 31, 2008, there were six portfolios accounted for using the cost recovery method, consisting of $1.4 million in net book value representing all of the healthcare portfolios that the Company had acquired. The $1.4 million is included in investment in receivable portfolios, net, which reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following tables summarize the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Three Months Ended March 31, 2008
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(61,510)	(2,558)	(64,068)
Reductions on existing portfolios	(50,898)	(1,015)	(51,913)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	112,780	—	112,780

Balance at March 31, 2008	$554,311	$9,429	$563,740

	Three Months Ended March 31, 2007
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2006	$417,981	$38,967	$456,948
Revenue recognized, net	(57,045)	(5,108)	(62,153)
Additions (reductions) on existing portfolios	20,438	(3,956)	16,482
Additions for current purchases	52,980	—	52,980

Balance at March 31, 2007	$434,354	$29,903	$464,257

During the three months ended March 31, 2008, the Company purchased receivable portfolios with a face value of $1.2 billion for $47.9 million, or a purchase cost of 4.0% of face value. The estimated future collections at acquisition for these portfolios amounted to $118.4 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2008 and 2007, approximately $2.6 million and $5.1 million were recognized as Zero Basis Revenue, respectively.

During the quarter ended March 31, 2008, the Company revised the forecasting methodology it uses to value a portfolio by extending the collection forecast from 72 months to 84 months. This change was made as a result of the Company’s increased confidence in its ability to forecast future cash collections to 84 months. Extending the collection forecast from 72 months to 84 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios as of March 31, 2008, by $67.3 million, or 7.5%.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Three Months Ended March 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	47,902	—	—	47,902
Gross collections[1]	(101,523)	(199)	(2,558)	(104,280)
Put-backs and recalls[2]	(1,678)	(14)	—	(1,692)
Revenue recognized[3]	66,845	—	2,558	69,403
Impairment, net [3]	(5,335)	—	—	(5,335)

Balance, end of period	$396,775	$1,432	$—	$398,207

Revenue as a percentage of collections[4]	65.8%	0.0%	100.0%	66.6%

	For the Three Months Ended March 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	45,386	—	—	45,386
Gross collections[1]	(85,304)	—	(5,108)	(90,412)
Put-backs and recalls[2]	(953)	—	—	(953)
Revenue recognized	56,828	—	5,108	61,936
Impairment reversal, net	217	—	—	217

Balance, end of period	$316,522	$—	$—	$316,522

Revenue as a percentage of collections[4]	66.6%	0.0%	100.0%	68.5%

[1]	Does not include amounts collected on behalf of others.
[2]

Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

[3]	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.
[4]	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the three months ended March 31, 2008 (in thousands):

Valuation Allowance
Balance at December 31, 2007	$15,752
Provision for impairment losses	5,335
Reversal of prior allowance	—

Balance at March 31, 2008	$21,087

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended March 31,
	2008	2007
Collection sites	$43,289	$33,995
Legal collections	45,292	39,730
Collection agencies	10,961	8,817
Sales	4,214	7,297
Other	599	702

Gross collections for the period	$104,355	$90,541

Note 5: Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has to date been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Deferred court costs not recovered within three years of placement are fully written off. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account.

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	March 31, 2008	December 31, 2007
Deferred court costs	$76,320	$66,636
Court cost reserve	(52,881)	(46,103)

Deferred court costs, net	$23,439	$20,533

Note 6: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Debt issuance costs	$2,868	$3,177
Deferred compensation assets	2,744	3,158
Prepaid employment agreement	278	444
Purchased servicing assets	55	159
Other	2,054	1,862

	$7,999	$8,800

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2008	December 31, 2007
Convertible Senior Notes	$100,000	$100,000
Revolving Credit Facility	170,000	172,169
Capital Lease Obligations	168	251

	$270,168	$272,420

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% convertible senior notes due September 19, 2010 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears, on March 19 and September 19 of each year. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes were convertible, prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represented an initial conversion price of approximately $22.34 per share, subject to adjustment. As of March 31, 2008, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were $3.4 million, which have been capitalized as debt issuance costs on the Company’s consolidated statements of financial condition and are being amortized using the effective interest rate method over the term of the Convertible Notes.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of the Company’s common stock. A holder may convert the Convertible Notes prior to March 19, 2010, only if one or more of the following conditions are satisfied:

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

Holders may also surrender their Convertible Notes for conversion anytime on or after March 19, 2010, until the close of business on the trading day immediately preceding September 19, 2010, regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions, on the last day of a reporting period, or during the twelve months prior to September 19, 2010, the Company would write off to expense all remaining unamortized debt issuance costs in that period.

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

Effective October 19, 2007, the Company amended the facility to change the definition of “change of control” to exclude from that definition acquisitions of stock by Red Mountain Capital Partners LLC (“Red Mountain”), JCF FPK I LP (“JCF FPK”) and their respective affiliates. The amendment was entered into in contemplation of a shareholders’ agreement between Red Mountain affiliates and JCF FPK. This agreement was subsequently executed.

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

At March 31, 2008, of the $230.0 million commitment, the outstanding balance on the Revolving Credit Facility was $170.0 million, which bore a weighted average interest rate of 6.20%. The aggregate borrowing base was $230.0 million, of which $60.0 million was available for future borrowings.

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

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Stated interest	$—	$—
Contingent interest	—	3,235

Total	$—	$3,235

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

FAS 133 requires that the derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective. Accordingly, for the three months ended March 31, 2008, the Company has recorded the change in fair value as other comprehensive loss. As of March 31, 2008, the fair value of the hedges represented a liability of $3.1 million and is included in other liabilities and accumulated other comprehensive loss.

The amount recorded in accumulated other comprehensive loss related to cash flow hedging instruments was as follows:

Three Months Ended March 31, 2008
Beginning balance at December 31, 2007	$(995)
Changes in fair value of derivatives	(1,431)
Deferred income tax benefit	578

Ending balance at March 31, 2008	$(1,848)

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,000 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%.

Note 8: Income Taxes

The Company recorded an income tax provision of $5.0 million, reflecting an effective rate of 40.1% of pretax income during the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2008, consists primarily of a provision for Federal income taxes of 32.1% (which is net of a benefit for state taxes of 2.9%), a provision for state taxes of 8.2% and the benefit of permanent book versus tax differences of 0.2%. For the three months ended March 31, 2007, the Company recorded an income tax provision of $3.9 million, reflecting an effective rate of 40.8% of pretax income. The effective tax rate for the three months ended March 31, 2007, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, and the effect of permanent book verses tax differences of 0.1%.

Effective January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of December 31, 2007, the Company had a gross unrecognized tax benefit of $1.3 million, that if recognized, would result in a net tax benefit of approximately $1.0 million and would have a positive effect on the Company’s effective tax rate. During the three months ended March 31, 2008, there were no material changes to the unrecognized tax benefit.

For the three months ended March 31, 2008, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three months ended March 31, 2008, were approximately $0.2 million. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2010. The impact of the tax holiday on the Company’s consolidated financial statements is immaterial.

Note 9: Purchase Concentrations

The following table summarizes the concentration of the Company’s purchases by seller sorted by total aggregate costs for the three months ended March 31, 2008 and 2007 (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller For The Three Months Ended
	March 31, 2008		March 31, 2007
	Cost	%	Cost	%
Seller 1	$19,024	39.7%	$—	0.0%
Seller 2	17,266	36.0%	17,129	37.8%
Seller 3	6,852	14.3%	732	1.6%
Seller 4	1,974	4.1%	—	0.0%
Seller 5	1,531	3.2%	196	0.4%
Other	1,255	2.7%	27,329	60.2%

	$47,902	100.0%	$45,386	100.0%
Adjustments[1]	(42)		(54)

Purchases, net	$47,860		$45,332

[1]	Adjusted for Put-backs and Recalls.

Note 10: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal. The appeal is pending and the motion to stay the case against the

Company was granted. Management of the Company believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (Triarc), which at the time was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Purchase Commitments

In connection with the Company’s acquisition of certain assets of Jefferson Capital Group in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of March 31, 2008, future minimum purchase commitments under this agreement are as follows (amounts in thousands):

2008	2009	2010	Total
$21,593	$28,790	$14,395	$64,778

The purchase commitment above assumes that the remaining commitment as of March 31, 2008, will be incurred ratably over the remaining term of such agreement.

Note 11: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and Convertible Notes. The entire $50 million may be used to repurchase common stock, but only $25 million may be used to repurchase the Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. As of March 31, 2008, the Company has not repurchased any of its common stock or its Convertible Notes under this program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Annual Report on Form 10-K. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), for which we claim the protection of the safe harbor of the Reform Act. See “Part II, Item 1A—Risk Factors” for more discussion on our forward-looking statements.

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

Purchases and Collections

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Credit card	$45,280	$44,596
Other	2,622	790

	$47,902	$45,386

During the three months ended March 31, 2008, we invested $47.9 million for portfolios with face values aggregating $1.2 billion for an average purchase price of 4.0% of face value. This is a $2.5 million increase, or 5.5%, in the amount invested, compared with the $45.4 million invested during the three months ended March 31, 2007, to acquire portfolios with a face value aggregating $2.5 billion for an average purchase price of 1.8% of face value.

During the twelve months ended March 31, 2008, we invested $211.5 million for portfolios with face values aggregating $5.6 billion for an average purchase price of 3.8% of face value. This is a $48.9 million increase, or 30.1%, in the amount invested compared with the $162.6 million invested during the twelve months ended March 31, 2007, to acquire portfolios with a face value aggregating $5.6 billion for an average purchase price of 2.9% of face value.

Collections by Channel

During the three months ended March 31, 2008 and 2007, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2008	2007
Collection sites	$43,289	$33,995
Legal collections	45,292	39,730
Collection agencies	10,961	8,817
Sales	4,214	7,297
Other	599	702

Gross collections for the period	$104,355	$90,541

Gross collections increased $13.9 million, or 15.3%, to $104.4 million during the three months ended March 31, 2008, from $90.5 million during the three months ended March 31, 2007.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2008		2007
Revenue
Revenue from receivable portfolios, net	$64,068	94.8%	$62,153	95.1%
Servicing fees and other related revenue	3,486	5.2%	3,222	4.9%

Total revenue	67,554	100.0%	65,375	100.0%

Operating expenses
Salaries and employee benefits	14,851	22.0%	17,186	26.3%
Stock-based compensation expense	1,094	1.6%	801	1.2%
Cost of legal collections	20,306	30.1%	17,621	27.0%
Other operating expenses	5,651	8.4%	5,744	8.8%
Collection agency commissions	4,031	6.0%	3,294	5.1%
General and administrative expenses	4,460	6.6%	4,271	6.5%
Depreciation and amortization	722	1.0%	869	1.3%

Total operating expenses	51,115	75.7%	49,786	76.2%

Income before other (expense) income and income taxes	16,439	24.3%	15,589	23.8%

Other (expense) income
Interest expense	(3,946)	(5.8%)	(2,920)	(4.5%)
Contingent interest expense	—	0.0%	(3,235)	(4.9%)
Other income	21	0.0%	116	0.2%

Total other expense	(3,925)	(5.8%)	(6,039)	(9.2%)

Income before income taxes	12,514	18.5%	9,550	14.6%
Provision for income taxes	(5,014)	(7.4%)	(3,893)	(5.9%)

Net income	$7,500	11.1%	$5,657	8.7%

Comparison of Results of Operations

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-3, “Accounting for Certain Debt Securities Acquired in a Transfer”

(“SOP 03-3”). Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our subsidiary, Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry.

Effective January 1, 2008, we revised our Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for greater than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there is enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast is being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3,” is being recognized prospectively in our consolidated financial statements. This prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million for the quarter ended March 31, 2008. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the quarter ended March 31, 2008.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Three Months Ended March 31, 2008					As of March 31, 2008
	Collections[1]	Revenue[2]	Revenue Recognition Rate[3]	Net Impairment	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,558	$2,558	100.0%	$—	3.7%	$—	—
2002	1,665	1,351	81.1%	(69)	1.9%	1,437	27.1%
2003	4,189	3,781	90.3%	(289)	5.4%	3,714	30.7%
2004	6,037	4,665	77.3%	(856)	6.7%	18,489	7.8%
2005	20,936	13,976	66.8%	(2,303)	20.2%	78,085	5.6%
2006	21,575	13,940	64.6%	(1,818)	20.1%	86,227	5.1%
2007	40,032	25,617	64.0%	—	36.9%	166,169	4.8%
2008	7,288	3,515	48.2%	—	5.1%	44,086	4.8%

Total	$104,280	$69,403	66.6%	$(5,335)	100.0%	$398,207	5.5%

	For the Three Months Ended March 31, 2007					As of March 31, 2007
	Collections[1]	Revenue[2]	Revenue Recognition Rate[3]	Net Reversal (Impairment)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$5,108	$5,108	100.0%	$—	8.3%	$—	—
2002	3,447	2,906	84.3%	295	4.7%	3,320	25.4%
2003	9,156	7,706	84.2%	10	12.4%	7,460	29.1%
2004	10,649	7,697	72.3%	(1,008)	12.4%	29,168	7.8%
2005	31,298	18,541	59.2%	920	29.9%	115,637	4.9%
2006	25,218	17,453	69.2%	—	28.2%	118,615	4.0%
2007	5,536	2,525	45.6%	—	4.1%	42,322	4.5%

Total	$90,412	$61,936	68.5%	$217	100.0%	$316,522	5.6%

[1]	Does not include amounts collected on behalf of others.
[2]	Gross revenue excludes the effects of net impairment or net impairment reversals.
[3]	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

Total revenue was $67.6 million for the three months ended March 31, 2008, an increase of $2.2 million, or 3.3%, compared to total revenue of $65.4 million for the three months ended March 31, 2007. Portfolio revenue increased $1.9 million, or 3.1%, to $64.1 million. The increase of portfolio revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes and, as discussed above, from the extension of our collection forecast from 72 to 84 months. The increase was partially offset by a greater portion of our revenues coming from our 2004 to 2008 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004, and the recording of a larger impairment provision on certain portfolios during the quarter. During the three months ended March 31, 2008, we recorded a net impairment provision of $5.3 million (net of a reduction in our net impairment provision of $3.1 million as a result of the extension of our collection forecast discussed above), compared to a net impairment provision reversal of $0.2 million during the same period in the prior year. The increase in impairment for the three months ended March 31, 2008, was primarily due to three factors. First, we experienced a shortfall in collections in certain pool groups against our forecast, a large percentage of which came from our older pool groups, which have very high monthly IRRs. Second, we continued to experience a trend in which a larger percentage of collections from our legal channel come from multi-payment settlements versus single-payment settlements. Despite this recent trend in the shift in payment types from single-payment settlements to multi-payment settlements in our legal channel, we have not experienced any material shifts in our overall payer rates or settlement rates. Given the high monthly IRRs in our older pool groups, when payments are extended over a longer period of time and the cash flows are delayed, this generally results in an impairment provision, even if we receive the collections in the future. Finally, as of March 31, 2008, we decided not to pursue certain collections with a very high cost to collect, primarily low balance telecom accounts. This resulted in a reduction in expected future cash flow from these accounts and increased our impairment provision in those pool groups for the quarter.

Revenue associated with bankruptcy servicing fees earned from Ascension, was $3.4 million for the three months ended March 31, 2008, an increase of $0.2 million, or 7.8%, compared to revenue of $3.2 million for the three months ended March 31, 2007. The increase in Ascension revenue for the three months ended March 31, 2008, is due to the slightly higher volume of bankruptcy placements.

Operating Expenses

Total operating expenses were $51.1 million for the three months ended March 31, 2008, an increase of $1.3 million, or 2.7%, compared to total operating expenses of $49.8 million for the three months ended March 31, 2007.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits decreased by $2.3 million, or 13.6%, to $14.9 million during the three months ended March 31, 2008, from $17.2 million during the three months ended March 31, 2007. The decrease was primarily the result of a decrease of $2.0 million in salaries and related payroll taxes and benefits, resulting from the reduction in our workforce, primarily attributable to our cost savings initiatives implemented in September 2007. The decrease is also attributable to a decrease of $0.3 million in personnel severance expenses.

Stock-based compensation expenses

Stock-based compensation expense increased by $0.3 million, or 36.6%, to $1.1 million during the three months ended March 31, 2008, from $0.8 million for the months ended March 31, 2007. The increase was primarily the result of a one-time reduction in expense in the three months ended March 31, 2007, due to change of assumptions used during that period. This true-up resulted in a reduction in stock-based compensation expense of $0.4 million for the three months ended March 31, 2007. The increase was partially offset by a reduction in expenses as a result of fewer grants and the decreased fair value of stock options granted in recent years.

Cost of legal collections

The cost of legal collections increased $2.7 million, or 15.2%, to $20.3 million during the three months ended March 31, 2008, compared to $17.6 million during the three months ended March 31, 2007. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $5.6 million, or 14.0%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $45.3 million during the three months ended March 31, 2008, from $39.7 million collected during the three months ended March 31, 2007. The cost of legal collections increased as a percent of gross collections through this channel to 44.8% during the three months ended March 31, 2008, from 44.4% during the three months ended March 31, 2007, due to an increase in upfront court costs expensed associated with our pursuit of legal collections, an increase in costs related to counter claims, offset by the effect of extending the recovery period of deferred court costs and a decrease in lower commission rates, driven by lower volume bonus commissions paid to our law firms and lower average commission rates.

Other operating expenses

Other operating expenses remained consistent at $5.7 million during the three months ended March 31, 2008 and 2007.

Collection agency commissions

During the three months ended March 31, 2008, we incurred $4.0 million in commissions to third party collection agencies, or 36.8% of the related gross collections of $11.0 million compared to $3.3 million in commissions, or 37.4% of the related gross collections of $8.8 million during the three months ended March 31, 2007. The increase in commissions was consistent with the increase in collections through this channel. The decrease in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

General and administrative expenses

General and administrative expenses increased $0.2 million, or 4.4%, to $4.5 million during the three months ended March 31, 2008, from $4.3 million during the three months ended March 31, 2007. The increase was primarily the result of an increase of $0.5 million in expenses associated with general corporate matters, offset by a decrease of $0.3 million in professional service fees.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, to $0.7 million during the three months ended March 31, 2008, from $0.9 million during the three months ended March 31, 2007. Depreciation expense was $0.5 million for the three months ended March 31, 2008, compared to $0.6 million for the three months ended March 31, 2007. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.2 million for the three months ended March 31, 2008, compared to $0.3 million for the three months ended March 31, 2007.

Interest expense

Total interest expense decreased $2.3 million, or 35.9%, to $3.9 million during the three months ended March 31, 2008, from $6.2 million during the three months ended March 31, 2007.

The following table summarizes our interest expense (in thousands, except percentages):

	For the Three Months Ended March 31,
	2008	2007	$ Change	% Change
Stated interest on debt obligations	$3,632	$2,617	$1,015	38.8%
Amortization of loan fees and other loan costs	314	303	11	3.6%

Subtotal	3,946	2,920	1,026	35.1%
Contingent interest	—	3,235	(3,235)	(100.0%)

Total interest expense	$3,946	$6,155	$(2,209)	(35.9%)

As of December 31, 2004, we no longer made borrowings under our Secured Financing Facility. As of December 31, 2006, we repaid in full the principal balance of our Secured Financing Facility. Prior to May 7, 2007, we shared with the lender the residual collections on purchases made under this facility, net of servicing fees paid to us. The residual collections paid to the lender were classified as contingent interest. On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement effectively eliminated all future Contingent Interest payments and released our lender’s security interests in the remaining receivables originally financed under our Secured Financing Facility. Subsequent to the second quarter of 2007, we no longer are required to pay any Contingent Interest expense under the Secured Financing Facility.

We have financed portfolio purchases subsequent to December 31, 2004, using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 7 to the unaudited consolidated financial statements for a further discussion of our Revolving Credit Facility.

Other income and expense

Total other income was less than $0.1 million during the three months ended March 31, 2008, which was consistent with total other income of $0.1 million during the three months ended March 31, 2007.

Provision for income taxes

During the three months ended March 31, 2008, we recorded an income tax provision of $5.0 million, reflecting an effective rate of 40.1% of pretax income. Our effective tax rate for the three months ended March 31, 2008, differed from the Federal statutory rate primarily due to the net effect of state taxes and the effect of permanent book versus tax differences. For the three months ended March 31, 2007, we recorded an income tax provision of $3.9 million, reflecting an effective rate of 40.8% of pretax income. Our effective tax rate for the three months ended March 31, 2007, differed from the Federal statutory rate primarily due to the net effect of state taxes. See Note 8 to the unaudited consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Cumulative Collections through March 31, 2008

Year of Purchase	Purchase Price[1]		<2001	2001	2002	2003	2004	2005	2006	2007	2008	Total[2]	CCM[3]
<1999	$41,117	[4]	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$989	$152	$142,625	3.5
1999	48,712		29,163	19,174	16,259	11,508	8,654	5,157	3,513	1,954	314	95,696	2.0
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	566	112	26,881	4.4
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	5,644	928	178,719	4.7
2002	61,501		—	—	48,322	70,227	62,282	45,699	33,694	14,902	2,382	277,508	4.5
2003	88,533		—	—	—	59,038	86,958	69,932	55,131	26,653	4,196	301,908	3.4
2004	101,349		—	—	—	—	39,400	79,845	54,832	34,625	6,036	214,738	2.1
2005	192,881		—	—	—	—	—	66,491	129,809	109,078	21,174	326,552	1.7
2006	142,110		—	—	—	—	—	—	42,354	92,265	21,575	156,194	1.1
2007	206,549		—	—	—	—	—	—	—	68,048	40,032	108,080	0.5
2008	47,860		—	—	—	—	—	—	—	—	7,379	7,379	0.2

Total	$974,951		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$354,724	$104,280	$1,836,280	1.9

[1]

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

[2]	Cumulative collections from inception through March 31, 2008.
[3]	Cumulative Collections Multiple (“CCM”) through March 31, 2008 – collections as a multiple of purchase price.
[4]	From inception through December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Collections[3,4]	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[5]	$142,625	$101	$142,726	3.5
1999	48,712		95,696	1,468	97,164	2.0
2000	6,153		26,881	406	27,287	4.4
2001	38,186		178,719	2,775	181,494	4.8
2002	61,501		277,508	8,299	285,807	4.6
2003	88,533		301,908	21,098	323,006	3.6
2004	101,349		214,738	47,210	261,948	2.6
2005	192,881		326,552	176,130	502,682	2.6
2006	142,110		156,194	208,775	364,969	2.6
2007	206,549		108,080	382,905	490,985	2.4
2008	47,860		7,379	112,780	120,159	2.5

Total	$974,951		$1,836,280	$961,947	$2,798,227	2.9

[1]	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through March 31, 2008.
[3]	Includes $1.4 million in expected collections for the healthcare portfolios on cost recovery.
[4]

Effective January 1, 2008, we revised our UCS and BLS methodologies by extending our collection forecast from 72 months to 84 months, which resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million as of March 31, 2008.

[5]	From inception through December 31, 1998.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2008[2]	2009	2010	2011	2012	2013	2014	2015	Total
<1999[1]	$60	$41	$—	$—	$—	$—	$—	$—	$101
1999[1]	849	608	11	—	—	—	—	—	1,468
2000[1]	230	175	1	—	—	—	—	—	406
2001[1]	1,533	1,132	110	—	—	—	—	—	2,775
2002[1]	5,027	3,142	130	—	—	—	—	—	8,299
2003	9,944	8,565	2,589	—	—	—	—	—	21,098
2004	16,151	15,853	10,396	4,810	—	—	—	—	47,210
2005	56,857	50,869	35,122	24,209	9,073	—	—	—	176,130
2006	55,019	52,640	38,902	29,981	21,915	10,318	—	—	208,775
2007	99,961	108,326	70,326	47,844	32,867	18,635	4,946	—	382,905
2008	24,796	29,894	21,541	15,097	10,796	6,961	3,538	157	112,780

Total	$270,427	$271,245	$179,128	$121,941	$74,651	$35,914	$8,484	$157	$961,947

[1]	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.
[2]	2008 amount consists of nine months data, from April 1, 2008 to December 2008.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of March 31, 2008 (in thousands, except percentages):

	Unamortized Balance as of March 31, 2008[1]	Purchase Price[2]	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$1,437	$61,501	2.3%	0.4%
2003	3,714	88,533	4.2%	0.9%
2004	18,489	101,349	18.2%	4.6%
2005	78,085	192,881	40.5%	19.6%
2006	86,227	142,110	60.7%	21.7%
2007	166,169	206,549	80.4%	41.7%
2008	44,086	47,860	92.1%	11.1%

Total	$398,207	$840,783	47.4%	100.0%

[1]	Includes $1.4 million for healthcare portfolios being accounted for on the cost recovery method.
[2]

Purchase price refers to the cash paid to a seller to acquire a portfolio less Put- Backs, plus allocation of our forward flow asset (if applicable), and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Collections by Channel

During the three months ended March 31, 2008 and 2007, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2008	2007
Collection sites	$43,289	$33,995
Legal collections	45,292	39,730
Collection agencies	10,961	8,817
Sales	4,214	7,297
Other	599	702

Gross collections for the period	$104,355	$90,541

External Collection Channels and Related Direct Costs

The following table summarizes our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended March 31,				Collection Agencies Three Months Ended March 31,
	2008		2007		2008		2007
Collections	$45,292	100.0%	$39,730	100.0%	$10,961	100.0%	$8,817	100.0%
Commissions	12,817	28.3%	11,883	29.9%	4,031	36.8%	3,294	37.4%
Court cost expense[1]	6,669	14.7%	5,533	14.0%	—	—	—	—
Other[2]	820	1.8%	205	0.5%	—	—	—	—

Total Costs	$20,306	44.8%	$17,621	44.4%	$4,031	36.8%	$3,294	37.4%

[1]

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

[2]	Other costs consist primarily of costs related to counter claims.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection[1]
Placement Year	2004	2005	2006	2007	2008	Total Collections
2004	$23,455	$37,674	$21,676	$12,029	$1,756	$96,590
2005	—	$21,694	$40,762	$22,152	$3,322	$87,930
2006	—	—	$39,395	$82,740	$13,800	$135,935
2007	—	—	—	$41,958	$23,332	$65,290
2008[2]	—	—	—	—	$1,447	$1,447

[1]	Includes collections for accounts placed in our legal channel beginning January 1, 2004. We continue to collect on accounts placed in this channel prior to that date.
[2]	2008 amount consists of three months data, from January 1, 2008, to March 31, 2008.

	Court Costs by Year of Collection[1]
Placement Year	2004	2005	2006	2007	2008	Total Court Costs
2004	$2,509	$2,937	$1,087	$406	$53	$6,992
2005	—	$3,271	$4,426	$859	$89	$8,645
2006	—	—	$10,158	$10,291	$588	$21,037
2007	—	—	—	$15,357	$5,490	$20,847
2008[2]	—	—	—	—	$787	$787

[1]

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2004. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

[2]	2008 amount consists of three months data, from January 1, 2008, to March 31, 2008.

	Commissions by Year of Collection[1]
Placement Year	2004	2005	2006	2007	2008	Total Commissions
2004	$7,273	$12,060	$6,653	$3,498	$504	$29,988
2005	—	$6,725	$12,108	$6,364	$947	$26,144
2006	—	—	$11,451	$23,659	$3,907	$39,017
2007	—	—	—	$11,845	$6,605	$18,450
2008[2]	—	—	—	—	$392	$392

[1] Includes commissions for accounts placed in our legal channel beginning January 1, 2004. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

[2]       2008 amount consists of three months data, from January 1, 2008, to March 31, 2008.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2004	2005	2006	2007	2008	Cumulative Average
2004	41.7%	39.8%	35.7%	32.4%	31.7%	38.3%
2005	—	46.1%	40.6%	32.6%	31.2%	39.6%
2006	—	—	54.9%	41.0%	32.6%	44.2%
2007	—	—	—	64.8%	51.8%	60.2%
2008[1]	—	—	—	—	81.5%	81.5%
[1] 2008 amount consists of three months data, from January 1, 2008, to March 31, 2008.

	Lawsuits Filed by Year[1]
Placement Year[2]	2004	2005	2006	2007	2008	Total Sued
2004	59	39	11	2	—	111
2005	—	76	46	3	—	125
2006	—	—	205	105	2	312
2007	—	—	—	269	72	341
2008[3]	—	—	—	—	27	27

Total Sued	59	115	262	379	101	916

[1]	Represents the year the account was placed into litigation.
[2]	Represents the year the account was placed into our legal channel.
[3]	2008 amount consists of three months data, from January 1, 2008, to March 31, 2008.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended March 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$ —	$392,209
Purchases of receivable portfolios	47,902	—	—	47,902
Gross collections[1]	(101,523)	(199)	(2,558)	(104,280)
Put-backs and recalls	(1,678)	(14)	—	(1,692)
Revenue recognized[2]	66,845	—	2,558	69,403
Impairment, net [2]	(5,335)	—	—	(5,335)

Balance, end of period	$396,775	$1,432	$ —	$398,207

Revenue as a percentage of collections[3]	65.8%	0.0%	100.0%	66.6%

	For the Three Months Ended March 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	45,386	—	—	45,386
Gross collections[1]	(85,304)	—	(5,108)	(90,412)
Put-backs and recalls	(953)	—	—	(953)
Revenue recognized	56,828	—	5,108	61,936
Impairment reversal, net	217	—	—	217

Balance, end of period	$316,522	$—	$—	$316,522

Revenue as a percentage of collections[3]	66.6%	0.0%	100.0%	68.5%

[1]	Does not include amounts collected on behalf of others.
[2]	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.
[3]	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

As of March 31, 2008, we had $398.2 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2008[1]	$90,677
2009	101,980
2010	72,725
2011	58,151
2012	42,978
2013	24,661
2014	6,889
2015	146

Total	$398,207

[1]	2008 amount consists of nine months data from April 1, 2008 to December 31, 2008.

Analysis of Changes in Revenue

The following table analyzes the components of the increase in revenue from our receivable portfolios for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 (in thousands, except percentages):

	For The Three Months Ended March 31,
Variance Component	2008	2007	Change	Revenue Variance
Average portfolio balance	$395,278	$301,625	$93,653	$17,712
Weighted average effective interest rate[1]	62.2%	75.6%	(13.4%)	(13,247)
Zero basis revenue	$2,558	$5,108		(2,550)

Total variance				$1,915

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

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation[2]
Q1 2005	513	530,047	19,523	—
Q2 2005[1]	2,773	3,675,277	121,939	—
Q3 2005	434	381,508	14,151	2,330
Q4 2005	1,568	1,326,216	39,941	1,935
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
[2]	Allocation of the forward flow asset to the cost basis of receivable portfolio purchases.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Credit card	$45,280	$44,596
Other	2,622	790

	$47,902	$45,386

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$15,893	$2,047
Net cash used in investing activities	$(9,524)	$(12,970)
Net cash (used in) provided by financing activities	$(2,245)	$7,005

On December 31, 2004, our Secured Financing Facility expired. All of our portfolio purchases are now funded with cash or financed under our $230.0 million Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 7 to the unaudited consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for the one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make Contingent Interest payments under this facility.

Operating Cash Flows

Net cash provided by operating activities was $15.9 million for the three months ended March 31, 2008, and $2.0 million for the three months ended March 31, 2007. We consistently have been able to generate positive operating cash flow by maintaining our gross collections performance. Gross collections for the three months ended March 31, 2008, grew $13.9 million, or 15.3%, to $104.4 million, from $90.5 million for the three months ended March 31, 2007.

Total cash basis operating expenses were $49.9 million for the three months ended March 31, 2008, compared to $50.9 million for the three months ended March 31, 2007. The decrease was primarily a result of a reduction in operating expenses associated with our cost savings initiatives, partially offset by increased spending in our legal channel. Total interest payments were $4.2 million for the three months ended March 31, 2008, and $7.7 million for the three months ended March 31, 2007. The decrease in total interest expense was due to a decrease in Contingent Interest paid under the terms of our Secured Financing Facility.

Investing Cash Flows

Net cash used in investing activities was $9.5 million for the three months ended March 31, 2008, and $13.0 million for the three months ended March 31, 2007.

The cash flows used in investing activities for the three months ended March 31, 2008, are primarily related to receivable portfolio purchases of $45.0 million ($47.9 million of gross purchases less our forward flow allocation of $2.9 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $34.9 million. The cash flows used in investing activities for the three months ended March 31, 2007, are primarily related to receivable portfolio purchases of $41.8 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $28.5 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.1 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

Financing Cash Flows

Net cash (used in) provided by financing activities was $(2.2) million and $7.0 million for the three months ended March 31, 2008 and 2007, respectively.

The cash used in financing activities during the three months ended March 31, 2008, reflects $11.2 million in repayments of principal, offset by $9.0 million in borrowing under our Revolving Credit Facility. The cash provided by financing activities during the three months ended March 31, 2007, reflects $7.0 million in borrowings under our Revolving Credit Facility.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of March 31, 2008, (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Capital lease obligations	$168	$168	$—	$—	$—
Operating leases	14,402	3,128	5,653	3,126	2,495
Employment agreements	96	96	—	—	—
Revolving Credit Facility	170,000	—	170,000	—	—
Contractual interest on derivative instruments	6,456	2,500	3,852	104	—
3.375% Convertible Senior Notes	100,000	—	100,000	—	—
Contractual interest on 3.375% Convertible Senior Notes	8,438	3,375	5,063	—	—
Portfolio forward flow agreement	64,778	28,790	35,988	—	—

Total contractual cash obligations	$364,338	$38,057	$320,556	$3,230	$2,495

Our Revolving Credit Facility has a remaining term of 2.1 years and to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. Interest on the Revolving Credit Facility is variable and is not included in this table. The outstanding balance on our Revolving Credit Facility as of March 31, 2008, was $170.0 million. The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on June 7, 2005. For additional information on our debt, see Note 7 to the unaudited consolidated financial statements. Also, for additional information on purchase commitments see Note 10 to the unaudited consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge of our statement of operations of $6.9 million after the effect of income taxes), we have achieved 25 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $9.0 million as of March 31, 2008, and $60.0 million in borrowing capacity and borrowing base availability under our Revolving Credit Facility as of March 31, 2008.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by regulation S-K 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2007.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in our Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal. The appeal is pending and the motion to stay the case against us was granted. We believe the claims are without merit and intend to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, we do not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

Claims based on the Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes may result in class action lawsuits, which can be material to us due to the remedies available under these statutes, including punitive damages. A number of cases styled as class actions have been filed against us. A class has been certified in several of these cases. Several of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes. There are a number of other lawsuits, claims and counterclaims pending or threatened against us. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for actual damages arising from alleged misconduct or improper reporting of credit information by us or our employees or agents. Although litigation is inherently uncertain, based on past experience, the information currently available and the possible availability of insurance and/or indemnification in some cases, we do not believe that the currently pending and threatened litigation or claims will have a material adverse effect on our consolidated financial position or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth below, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. These factors include, but are not limited to, the following:

•	Recent instability in the financial markets may have an impact on our business.

•	Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;

•	We may purchase portfolios that contain unprofitable accounts;

•

The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model;

•	We may not be successful in recovering court costs we anticipate recovering.

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future liquidity requirements;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-3;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business;

•	A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and ability to collect on judgments in our favor;

•	We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We are dependent on our management team for the adoption and implementation of our strategies, and the loss of their services could have a material adverse effect on our business;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	Exposure to regulatory and economic conditions in India exposes us to risks or loss of business;

•	We may not be able to manage our growth effectively;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely; and

•	Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

For more information about these risks, see the discussion under “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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
Paul Grinberg
Executive Vice President and
Chief Financial Officer

Date: May 1, 2008

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