Form 10-Q
period 2008-06-30
ENCORE CAPITAL GROUP INC
filed 2008-08-04
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2008
Common Stock, $0.01 par value	23,017,202 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$5,047	$4,900
Restricted cash	3,649	3,776
Accounts receivable, net	3,588	4,136
Investment in receivable portfolios, net	414,559	392,209
Deferred court costs	25,155	20,533
Property and equipment, net	5,344	4,390
Prepaid income tax	1,518	10,346
Forward flow asset	10,302	15,863
Other assets	8,180	8,800
Goodwill	15,985	15,985
Identifiable intangible assets, net	2,148	2,557

Total assets	$495,475	$483,495

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$20,156	$20,346
Deferred tax liabilities, net	13,659	13,669
Deferred revenue and purchased servicing obligation	4,370	3,898
Debt	265,635	272,420
Other liabilities	1,668	1,642

Total liabilities	305,488	311,975

Commitments, contingencies and subsequent events
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,016 shares and 22,992 shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	230	230
Additional paid-in capital	76,963	73,310
Accumulated earnings	113,805	98,975
Accumulated other comprehensive loss	(1,011)	(995)

Total stockholders’ equity	189,987	171,520

Total liabilities and stockholders’ equity	$495,475	$483,495

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Revenue from receivable portfolios, net	$66,275	$64,021	$130,343	$126,174
Servicing fees and other related revenue	3,745	3,207	7,231	6,429

Total revenues	70,020	67,228	137,574	132,603

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	15,689	16,064	30,540	33,250
Stock-based compensation expense	1,228	1,204	2,322	2,005
Cost of legal collections	23,829	21,159	44,135	38,780
Other operating expenses	5,987	6,239	11,638	11,983
Collection agency commissions	3,781	2,867	7,812	6,161
General and administrative expenses	4,581	4,232	9,041	8,503
Depreciation and amortization	766	840	1,488	1,709

Total operating expenses	55,861	52,605	106,976	102,391

Income before other (expense) income and income taxes	14,159	14,623	30,598	30,212

Other (expense) income
Interest expense	(3,583)	(3,336)	(7,529)	(6,256)
Contingent interest expense	—	(888)	—	(4,123)
Pay-off of future contingent interest	—	(11,733)	—	(11,733)
Gain on repurchase of convertible notes, net	1,417	—	1,417	—
Other income (expense)	352	(42)	373	74

Total other expense	(1,814)	(15,999)	(5,739)	(22,038)

Income (loss) before income taxes	12,345	(1,376)	24,859	8,174
(Provision) benefit for income taxes	(5,015)	555	(10,029)	(3,338)

Net income (loss)	$7,330	$(821)	$14,830	$4,836

Weighted average shares outstanding:
Basic	23,007	22,803	23,000	22,794
Diluted	23,512	22,803	23,468	23,388
Earnings (loss) per share:
Basic	$0.32	$(0.04)	$0.64	$0.21
Diluted	$0.31	$(0.04)	$0.63	$0.21

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income (loss)
	Shares	Par
Balance at December 31, 2007	22,992	$230	$73,310	$98,975	$(995)	$171,520
Net income	—	—	—	14, 830	—	14,830	14,830
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(16)	(16)	(16)
Exercise of stock options	7	—	8	—	—	8	—
Issuance of share-based awards	17	—	(36)	—	—	(36)	—
Stock-based compensation	—	—	2,322	—	—	2,322	—
Tax provision related to stock option exercises	—	—	(12)	—	—	(12)	—
Tax benefit from convertible notes interest expense	—	—	1,067	—	—	1,067	—
Tax benefit from repurchase of convertible notes	—	—	304	—	—	304	—

Balance at June 30, 2008	23,016	$230	$76,963	$113,805	$(1,011)	$189,987	$14,814

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Gross collections	$206,485	$184,152
Amounts collected on behalf of third parties	(145)	(266)
Amounts applied to principal on receivable portfolios	(75,997)	(57,711)
Provision for impairment (reversal)	8,725	(1,263)
Servicing fees	61	64
Operating expenses	(99,572)	(100,744)
Interest payments	(6,792)	(6,010)
Contingent interest payments	—	(22,724)
Other income	373	74
Decrease in restricted cash	127	718
Income tax refund (payments)	236	(5,362)
Tax provision (benefit) from stock-based payment arrangements	12	(123)

Net cash provided by (used in) operating activities	33,513	(9,195)

Investing activities
Purchases of receivable portfolios, net of forward flow allocation	(94,833)	(80,035)
Collections applied to investment in receivable portfolios	67,272	58,974
Proceeds from put-backs of receivable portfolios	2,047	1,574
Purchases of property and equipment	(2,034)	(878)

Net cash used in investing activities	(27,548)	(20,365)

Financing activities
Proceeds from notes payable and other borrowings	15,000	27,000
Repayment of notes payable and other borrowings	(17,169)	(4,000)
Repurchase of convertible notes	(3,500)	—
Proceeds from exercise of stock options	8	263
Tax (provision) benefit from stock-based payment arrangements	(12)	123
Repayment of capital lease obligations	(145)	(122)

Net cash (used in) provided by financing activities	(5,818)	23,264

Net increase (decrease) in cash	147	(6,296)
Cash and cash equivalents, beginning of period	4,900	10,791

Cash and cash equivalents, end of period	$5,047	$4,495

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows (cont.)

Reconciliation of Net Income to Net Cash Provided by Operating Activities

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2008	2007
Net income	$14,830	$4,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,488	1,709
Amortization of loan costs	608	607
Stock-based compensation expense	2,322	2,005
Gain on repurchase of convertible notes, net	(1,417)	—
Tax benefit from repurchase of convertible notes	304	—
Tax benefit from convertible notes interest expense	1,067	985
Tax provision from stock option exercises	(12)	(107)
Deferred income tax (benefit) expense	(10)	1,824
Tax provision (benefit) from stock-based payment arrangements	12	(123)
Provision for impairment (reversal) on receivable portfolios, net	8,725	(1,263)
Changes in operating assets and liabilities
Decrease in restricted cash	127	718
Decrease in other assets	1,008	255
Increase in deferred court costs	(4,622)	(4,718)
Decrease (increase) in prepaid income tax	8,828	(4,352)
Decrease in accrued profit sharing arrangement	—	(6,869)
Increase in deferred revenue and purchased service obligation	472	158
Decrease in accounts payable and accrued liabilities	(217)	(4,860)

Net cash provided by (used in) operating activities	$33,513	$(9,195)

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based upon the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency and telecom receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 7 for further discussion of the Company’s debt.

Financial Statement Preparation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated statements of financial condition at December 31, 2007 were derived from the audited financial statements at that date but do not include all disclosures required by accounting principles generally accepted in the United States.

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

Reclassification

Certain reclassifications have been made to the 2007 condensed consolidated statements of operations to separately show contingent interest expense and to the condensed consolidated statements of cash flows to separately show provisions for impairment and to separately show the change in other assets and the change in deferred court costs.

Changes in Accounting Estimate

Effective January 1, 2008, the Company revised its Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending the collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that the Company has owned and serviced for greater than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. The Company has observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When the Company first developed its cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, the Company determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in its forecasting tools, allowing it to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, the Company determined that there was enough additional collection data to accurately extend the collection forecast in both the UCS and BLS models to 84 months.

The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which the Company could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. The Company did not extend the forecast on telecom portfolios as it did not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast was being treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” was recognized prospectively in the consolidated financial statements, effective January 1, 2008. In the quarter ended March 31, 2008, this prospective treatment resulted in a reduction in the Company’s net impairment provision of $3.1 million and an increase in revenue of $0.1 million. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the three months ended March 31, 2008. The impact of the change in estimate for the quarter ended June 30, 2008, was not material to the Company’s condensed consolidated financial statements.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock outstanding. Common stock outstanding includes shares of common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. Employee stock options to purchase approximately 1,298,000 shares of common stock during the three months and six months ended June 30, 2008, and employee stock options to purchase approximately 1,181,000 and 1,277,000 shares of common stock during the three months and six months ended June 30, 2007, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

Effects of New Accounting Pronouncement

In December 2007, the Financial Accounting Standard Board (the “FASB”) issued Statements No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company will adopt this new standard for its fiscal year beginning January 1, 2009.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is to be applied retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company believes that this FSP will change the accounting treatment of its current outstanding convertible senior notes, and result in a reduction in the carrying value of debt, an increase in equity, an increase in interest expense and a reduction in earnings per share.

Note 2: Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), for financial assets and liabilities. FAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The Company will adopt the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis for its fiscal year beginning January 1, 2009.

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

The Company has elected not to adopt the provisions of Statements of Financial Accounting Standard No. 159, “Fair Value Option,” for its fiscal year ended December 31, 2008. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes in connection with the provisions of Statements of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s revolving credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s convertible senior notes are carried at a principal amount of $95.0 million at June 30, 2008. Their fair value estimate incorporates quoted market prices at the balance sheet date. However, the market for these securities is not active, and, therefore, results in a level 2 fair value measurement. As of June 30, 2008, the fair value estimate of the Company’s convertible senior notes based on quoted market prices amounts to approximately $72.2 million. For investment in receivable portfolios, deferred court costs and the forward flow asset, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

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

In accordance with FAS 123R, compensation expense is recognized only for those shares expected to vest, with estimated forfeitures based on the Company’s historical experience and future expectations. For the six months ended June 30, 2008, $2.3 million was recognized as stock-based compensation expense.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted during the six months ended June 30, 2008):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Weighted average fair value of options granted	—	$7.52
Risk free interest rate	—	4.8%
Dividend yield	—	0.0%
Volatility factor of the expected market price of the Company’s common stock	—	79.0%
Weighted-average expected life of options	—	5 Years

Unrecognized estimated compensation cost related to stock options as of June 30, 2008, was $1.6 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

A summary of the Company’s stock option activity and related information is as follows for the six months ended June 30, 2008:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	2,126,852	$0.35 -$20.09	$9.30
Granted	—	—	—
Cancelled/forfeited	(79,984)	10.60 - 18.02	17.61
Exercised	(7,166)	1.00 - 1.30	1.09

Outstanding at June 30, 2008	2,039,702	$0.35 - $20.09	$9.00	$5,936

Exercisable at June 30, 2008	1,586,341	$0.35 -$20.09	$8.19	$5,936

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively. As of June 30, 2008, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.79 years and 5.11 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with FAS 123R, the fair value of restricted stock units is equal to the closing price of the Company’s common stock on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2008, 154,150 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance Shares”). The fair value of the Performance Shares is expensed over the expected vesting period based on the probability of performance goals being met. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. As of June 30, 2008, no reversals of compensation expense related to the Performance Shares have been made. The remaining 464,139 non-vested shares are not performance based, and will vest, and are being expensed over approximately two to five years.

For the six months ended June 30, 2008, restricted stock unit activity and related information is as follows:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	671,900	$11.28
Awarded	14,686	$8.85
Vested	(36,197)	$10.66
Cancelled/forfeited	(32,100)	$11.79

Non-vested at June 30, 2008	618,289	$11.23

Unrecognized estimated compensation cost related to restricted stock units as of June 30, 2008, was $3.5 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The fair value of restricted stock units vested for the six months ended June 30, 2008 and 2007 was $0.2 million and less than $0.1 million, respectively.

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

Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time, the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. As of June 30, 2008, there were six portfolios accounted for using the cost recovery method, consisting of $1.3 million in net book value representing all of the healthcare portfolios that the Company had acquired. The $1.3 million is included in investment in receivable portfolios, net, which reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following tables summarize the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Six Months Ended June 30, 2008
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(61,510)	(2,558)	(64,068)
Reductions on existing portfolios	(50,898)	(1,015)	(51,913)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	112,780	—	112,780

Balance at March 31, 2008	$554,311	$9,429	$563,740
Revenue recognized, net	(63,652)	(2,623)	(66,275)
(Reductions) additions on existing portfolios	(3,206)	1,598	(1,608)
Additions for current purchases	79,159	—	79,159

Balance at June 30, 2008	$566,612	$8,404	$575,016

	Six Months Ended June 30, 2007
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2006	$417,981	$38,967	$456,948
Revenue recognized, net	(57,045)	(5,108)	(62,153)
Additions (reductions) on existing portfolios	20,438	(3,956)	16,482
Additions for current purchases	52,980	—	52,980

Balance at March 31, 2007	$434,354	$29,903	$464,257
Revenue recognized, net	(59,974)	(4,047)	(64,021)
Additions on existing portfolios	39,959	4,442	44,401
Additions for current purchases	58,837	—	58,837

Balance at June 30, 2007	$473,176	$30,298	$503,474

During the three months ended June 30, 2008, the Company purchased receivable portfolios with a face value of $1.8 billion for $52.5 million, or a purchase cost of 2.9% of face value. The estimated future collections at acquisition for these portfolios amounted to $128.4 million. During the six months ended June 30, 2008, the Company purchased receivable portfolios with a face value of $3.0 billion for $100.4 million, or a purchase cost of 3.3% of face value. The estimated future collections at acquisition for these portfolios amounted to $246.8 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2008 and 2007, approximately $2.6 million and $4.0 million were recognized as Zero Basis Revenue, respectively. During the six months ended June 30, 2008 and 2007, approximately $5.1 million and $9.2 million were recognized as Zero Basis Revenue, respectively.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios during the six months ended June 30, 2008 (in thousands, except percentages):

	For the Six Months Ended June 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	100,394	—	—	100,394
Gross collections[1]	(200,829)	(330)	(5,181)	(206,340)
Put-backs and recalls[2]	(2,035)	(12)	—	(2,047)
Revenue recognized[3]	133,887	—	5,181	139,068
Impairment, net [3]	(8,725)	—	—	(8,725)

Balance, end of period	$413,256	$1,303	$—	$414,559

Revenue as a percentage of collections[4]	66.7%	0.0%	100.0%	67.4%

	For the Six Months Ended June 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	86,523	—	—	86,523
Gross collections[1]	(174,730)	—	(9,156)	(183,886)
Put-backs and recalls[2]	(1,574)	—	—	(1,574)
Revenue recognized[3]	115,756	—	9,156	124,912
Impairment reversals, net[3]	1,263	—	—	1,263

Balance, end of period	$327,586	$—	$—	$327,586

Revenue as a percentage of collections[4]	66.2%	0.0%	100.0%	67.9%

[1]	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the six months ended June 30, 2008 (in thousands):

Valuation Allowance
Balance at December 31, 2007	$15,752
Provision for impairment losses	5,335
Reversal of prior allowance	—

Balance at March 31, 2008	$21,087
Provision for impairment losses	3,557
Reversal of prior allowance	(167)

Balance at June 30, 2008	$24,477

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collection sites	$38,929	$32,516	$82,218	$66,511
Legal collections	49,184	44,430	94,476	84,160
Collection agencies	10,009	7,686	20,970	16,503
Sales	3,633	7,972	7,847	15,269
Other	375	1,007	974	1,709

Gross collections for the period	$102,130	$93,611	$206,485	$184,152

Note 5: Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Deferred court costs not recovered within three years of placement are fully written off. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account.

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	June 30, 2008	December 31, 2007
Court costs advanced	$116,635	$88,385
Court costs recovered	(29,900)	(21,749)
Court costs reserve	(61,580)	(46,103)

Deferred court costs, net	$25,155	$20,533

Note 6: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Debt issuance costs	$2,491	$3,177
Deferred compensation assets	2,704	3,158
Prepaid expenses	1,515	785
Other	1,470	1,680

	$8,180	$8,800

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2008	December 31, 2007
Convertible senior notes	$95,000	$100,000
Revolving credit facility	170,000	172,169
Capital lease obligations and other debt	635	251

	$265,635	$272,420

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

In April 2008, the Company repurchased $5.0 million principal amount of its outstanding Convertible Notes, for a total price of $3.5 million, plus accrued interest. This transaction left $95.0 million principal amount of the Company’s Convertible Notes outstanding, and resulted in a net gain of $1.4 million in the second quarter of 2008. As of June 30, 2008, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

Effective February 27, 2007, and May 9, 2008, the Company amended the Revolving Credit Facility to allow for the Company to repurchase up to $50 million of a combination of its common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity.

Effective May 7, 2007, the Company amended the Revolving Credit Facility in connection with an agreement reached with the lender under the Company’s Secured Financing Facility. This amendment allows the Company to exclude the expense associated with a one-time payment of $16.9 million in connection with its termination of all future obligations under its Secured Financing Facility as further discussed below.

Effective October 19, 2007, the Company amended the Revolving Credit Facility to change the definition of “change of control” to exclude from that definition acquisitions of stock by Red Mountain Capital Partners LLC (“Red Mountain”), JCF FPK I LP (“JCF FPK”) and their respective affiliates. The amendment was entered into in contemplation of a shareholders’ agreement between Red Mountain affiliates and JCF FPK. This agreement was subsequently executed.

Effective July 3, 2008, the Company amended the Revolving Credit Facility to expand the capacity from $230.0 million to $335.0 million. This amendment added three additional lenders and increased the applicable margin under certain circumstances between 25 and 75 basis points. Refer to Note 12 for further details on this amendment.

Other provisions of the amended Revolving Credit Facility include:

•

Interest at a floating rate equal to, at the Company’s option, either: (a) reserve adjusted LIBOR plus a spread that ranges from 225 to 275 basis points, depending on the Company’s leverage; or (b) the higher of the federal funds rate then in effect plus a spread of 50 basis points or the prime rate plus a spread that ranges from 25 to 75 basis points.

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

At June 30, 2008, the outstanding balance on the Revolving Credit Facility was $170.0 million, which bore a weighted average interest rate of 5.54%. The aggregate borrowing base was $230.0 million, of which $60.0 million was available for future borrowings. Effective July 3, 2008, the aggregate borrowing base was expanded to $335.0 million.

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

The following table summarizes interest expense associated with the Secured Financing Facility for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contingent interest	$—	$888	$—	$4,123
Pay-off of contingent interest	—	11,733	—	11,733

Total	$—	$12,621	$—	$15,856

Derivative Instruments

On April 11, 2007, the Company entered into two separate interest rate swap agreements intended to more effectively manage interest rates by establishing a set level of fixed rates associated with a portion of the borrowings under its Revolving Credit Facility. The first agreement is for a notional amount of $25.0 million, a term of three years and a fixed interest rate of 4.99%. The second agreement is for a notional amount of $25.0 million, a term of four years and a fixed interest rate of 5.01%. Giving effect to these hedges, the interest rate the Company will pay on $50.0 million of the outstanding balance under the Revolving Credit Facility will be the fixed interest rates mentioned above plus the required credit spread.

FAS 133 requires that the derivatives be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective. Accordingly, for the six months ended June 30, 2008, the Company has recorded the change in fair value as other comprehensive loss. As of June 30, 2008, the fair value of the hedges represented a liability of $1.7 million and is included in other liabilities and accumulated other comprehensive loss.

The amount recorded in accumulated other comprehensive loss related to cash flow hedging instruments was as follows (in thousands):

Accumulated Other Comprehensive (Loss) Income
Beginning balance at December 31, 2007	$(995)
Changes in fair value of derivatives	(26)
Deferred income tax benefit	10

Ending balance at June 30, 2008	$(1,011)

Capital Lease Obligations and Other Debt

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,000 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%.

The Company finances certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. These projects are currently under construction and, as of June 30, 2008, the Company’s obligation was approximately $0.5 million. Commencing in October 2008, these financing agreements require monthly principal and interest payments, accrue interest at 8%—9% per annum and will mature in June and September 2013.

Note 8: Income Taxes

The Company recorded an income tax provision of $5.0 million, reflecting an effective rate of 40.6% of pretax income during the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2008, consists primarily of a provision for Federal income taxes of 32.1% (which is net of a benefit for state taxes of 2.9%), a provision for state taxes of 8.2% and a provision for the effect of permanent book versus tax differences of 0.3%. For the three months ended June 30, 2007, the Company recorded an income tax benefit of $0.6 million, reflecting an effective rate of 40.3% of pretax income. The effective tax rate for the three months ended June 30, 2007, consists primarily of a benefit for Federal income taxes of 31.9% (which is net of a provision for state taxes of 3.1%), a benefit for state taxes of 8.8% and a provision for the effect of permanent book verses tax differences of 0.4%.

The Company recorded an income tax provision of $10.0 million, reflecting an effective rate of 40.3% of pretax income during the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2008, consists primarily of a provision for Federal income taxes of 32.1% (which is net of a benefit for state taxes of 2.9%) and a provision for state taxes of 8.2%. For the six months ended June 30, 2007, the Company recorded an income tax provision of $3.3 million, reflecting an effective rate of 40.8% of pretax income. The effective tax rate for the six months ended June 30, 2007, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8% and the effect of permanent book verses tax differences of 0.1%.

Effective January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of December 31, 2007, the Company had a gross unrecognized tax benefit of $1.3 million that, if recognized, would result in a net tax benefit of approximately $1.0 million and would have a positive effect on the Company’s effective tax rate. During the three and six months ended June 30, 2008, there were no material changes to the unrecognized tax benefit.

For the three months ended June 30, 2008, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and six months ended June 30, 2008, were approximately $0.1 million and $0.3 million, respectively. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2010. The impact of the tax holiday on the Company’s consolidated financial statements is immaterial.

Note 9: Purchase Concentrations

The following table summarizes the concentration of the Company’s purchases by seller sorted by total aggregate costs for the six months ended June, 2008 and 2007 (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller For The Six Months Ended
	June 30, 2008		June 30, 2007
	Cost	%	Cost	%
Seller 1	$33,334	33.2%	$32,142	37.2%
Seller 2	26,772	26.7%	—	0.0%
Seller 3	11,404	11.4%	—	0.0%
Seller 4	8,248	8.2%	1,200	1.4%
Seller 5	7,057	7.0%	7,260	8.4%
Other	13,579	13.5%	45,921	53.0%

	$100,394	100.0%	$86,523	100.0%
Adjustments[1]	(54)		(130)

Purchases, net	$100,340		$86,393

[1]	Adjusted for Put-backs and Recalls.

Note 10: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of the Company’s anti-SLAAP motion. As a consequence, the Company will determine whether or not to seek a rehearing of the appeal. If the Company does not determine to seek a rehearing, the case will be returned to the district court where it will proceed from the point at which it was stayed. Management of the Company believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arises out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. On January 7, 2006, Triarc was served with an amended complaint seeking injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Purchase Commitments

In connection with the Company’s acquisition of certain assets of Jefferson Capital Group in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of June 30, 2008, future minimum purchase commitments under this agreement are as follows (amounts in thousands):

2008	2009	2010	Total
$12,836	$25,672	$12,836	$51,344

The purchase commitment above assumes that the remaining commitment as of June 30, 2008, will be incurred ratably over the remaining term of such agreement.

On July 15, 2008, the Company gave Jefferson Capital Group and its parent company, CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the agreement under which the forward flow purchases are made and initiated arbitration as a result of the breach. Management does not believe that the Company will ultimately make the forward flow purchases identified above as a result of the breach by Jefferson Capital and CompuCredit. See Note 12, “Subsequent Events,” for more information on our dispute with Jefferson Capital and CompuCredit.

Note 11: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During April 2008, the Company repurchased $5.0 million principal amount of its outstanding Convertible Notes, for a total of $3.5 million, plus accrued interest.

Note 12: Subsequent Events

Effective July 3, 2008, the Company amended its Revolving Credit Facility to expand the $230.0 million senior secured revolving credit facility by increasing the accordion feature to provide for an additional $105.0 million in availability, resulting in capacity of $335.0 million. This amendment also added three additional lenders and increased the applicable margin under certain circumstances between 25 and 75 basis points.

On July 15, 2008, the Company gave Jefferson Capital Group and its parent Company, CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the Asset Purchase and Forward Flow Agreement dated June 2, 2005, as amended, as well as a related Collection Agreement dated the same date. On July 16, 2008, the Company initiated arbitration as a result of the breach, pursuant to the arbitration provisions of the Agreements. The Company asserts that the litigation initiated by the Federal Trade Commission (the “FTC”) on June 11, 2008, wherein the FTC alleges that Jefferson Capital and CompuCredit have violated the FTC Act with deceptive marketing practices in selling credit cards, among other allegations, violates the Asset Purchase and Forward Flow Agreement and Collection Agreement. The Company seeks an arbitral award that (i) Jefferson Capital and CompuCredit are in material breach of the Agreements, (ii) declares the Company’s obligations to purchase forward flow accounts under the Agreements is thereby excused or discharged, (iii) confirms the Company’s rights to cause Jefferson Capital to repurchase certain accounts previously sold to the Company under the Agreements, and other appropriate relief, including return of prepaid amounts relating to forward flow purchases, (iv) confirms the Company’s rights to indemnity by Jefferson Capital and CompuCredit and (v) awards compensatory damages, attorney fees, interest, arbitration costs and other appropriate relief.

The Company has just commenced the Arbitration proceedings and no Arbitrator(s) have as yet been identified. In the interim, the Company has ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. In response to the Notice of Breach from the Company, Jefferson Capital and CompuCredit delivered its own Notice of Default to the Company alleging the breach by the Company of the Company’s forward flow purchase, bankruptcy sale and balance transfer obligations.

This matter is in the early stages of development and any impact on the recoverability of the Company’s forward flow asset, currently stated at $10.3 million, is uncertain. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Purchases and Collections

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Credit card	$40,165	$35,666	$85,445	$80,261
Other	12,327	5,471	14,949	6,262

	$52,492	$41,137	$100,394	$86,523

During the three months ended June 30, 2008, we invested $52.5 million for portfolios with face values aggregating $1.8 billion for an average purchase price of 2.9% of face value. This is an $11.4 million increase, or 27.8%, in the amount invested, compared with the $41.1 million invested during the three months ended June 30, 2007, to acquire portfolios with a face value aggregating $1.3 billion for an average purchase price of 3.1% of face value.

During the six months ended June 30, 2008, we invested $100.4 million for portfolios with face values aggregating $3.0 billion for an average purchase price of 3.3% of face value. This is a $13.9 million increase, or 16.1%, in the amount invested compared with the $86.5 million invested during the six months ended June 30, 2007, to acquire portfolios with a face value aggregating $3.9 billion for an average purchase price of 2.2% of face value.

During the twelve months ended June 30, 2008, we invested $222.8 million for portfolios with face values aggregating $6.1 billion for an average purchase price of 3.7% of face value. This is a $40.3 million increase, or 22.1%, in the amount invested compared with the $182.5 million invested during the twelve months ended June 30, 2007, to acquire portfolios with a face value aggregating $6.4 billion for an average purchase price of 2.9% of face value.

Subsequent to June 30, 2008, we ceased forward flow purchases of accounts from Jefferson Capital Group. See Note 12 “Subsequent Events,” to our unaudited condensed consolidated financial statements. Management believes that the supply of available credit card receivable portfolios for purchase in the markets will provide us with opportunities to purchase other portfolios that will generate returns at least comparable to that which we have been purchasing under the agreement with Jefferson Capital.

Collections by Channel

During the three and six months ended June 30, 2008 and 2007, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collection sites	$38,929	$32,516	$82,218	$66,511
Legal collections	49,184	44,430	94,476	84,160
Collection agencies	10,009	7,686	20,970	16,503
Sales	3,633	7,972	7,847	15,269
Other	375	1,007	974	1,709

Gross collections for the period	$102,130	$93,611	$206,485	$184,152

Gross collections increased $8.5 million, or 9.1%, to $102.1 million during the three months ended June 30, 2008, from $93.6 million during the three months ended June 30, 2007.

Gross collections increased $22.3 million, or 12.1%, to $206.5 million during the six months ended June 30, 2008, from $184.2 million during the six months ended June 30, 2007.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2008		2007
Revenue
Revenue from receivable portfolios, net	$66,275	94.7%	$64,021	95.2%
Servicing fees and other related revenue	3,745	5.3%	3,207	4.8%

Total revenue	70,020	100.0%	67,228	100.0%

Operating expenses
Salaries and employee benefits	15,689	22.4%	16,064	23.9%
Stock-based compensation expense	1,228	1.8%	1,204	1.8%
Cost of legal collections	23,829	34.0%	21,159	31.5%
Other operating expenses	5,987	8.6%	6,239	9.3%
Collection agency commissions	3,781	5.4%	2,867	4.2%
General and administrative expenses	4,581	6.5%	4,232	6.3%
Depreciation and amortization	766	1.1%	840	1.2%

Total operating expenses	55,861	79.8%	52,605	78.2%

Income before other (expense) income and income taxes	14,159	20.2%	14,623	21.8%

Other (expense) income
Interest expense	(3,583)	(5.1%)	(3,336)	(5.0%)
Contingent interest expense	—	0.0%	(888)	(1.3%)
Pay-off of contingent interest	—	0.0%	(11,733)	(17.4%)
Gain on repurchase of debt, net	1,417	2.0%	—	0.0%
Other income (expense)	352	0.5%	(42)	(0.1%)

Total other expense	(1,814)	(2.6%)	(15,999)	(23.8%)

Income (loss) before income taxes	12,345	17.6%	(1,376)	(2.0%)
(Provision) benefit for income taxes	(5,015)	(7.1%)	555	0.8%

Net income (loss)	$7,330	10.5%	$(821)	(1.2%)

	Six Months Ended June 30,
	2008		2007
Revenue
Revenue from receivable portfolios, net	$130,343	94.7%	$126,174	95.2%
Servicing fees and other related revenue	7,231	5.3%	6,429	4.8%

Total revenue	137,574	100.0%	132,603	100.0%

Operating expenses
Salaries and employee benefits	30,540	22.2%	33,250	25.1%
Stock-based compensation expense	2,322	1.7%	2,005	1.5%
Cost of legal collections	44,135	32.1%	38,780	29.2%
Other operating expenses	11,638	8.4%	11,983	9.0%
Collection agency commissions	7,812	5.7%	6,161	4.7%
General and administrative expenses	9,041	6.6%	8,503	6.4%
Depreciation and amortization	1,488	1.1%	1,709	1.3%

Total operating expenses	106,976	77.8%	102,391	77.2%

Income before other (expense) income and income taxes	30,598	22.2%	30,212	22.8%

Other (expense) income
Interest expense	(7,529)	(5.4%)	(6,256)	(4.7%)
Contingent interest expense	—	0.0%	(4,123)	(3.1%)
Pay-off of contingent interest	—	0.0%	(11,733)	(8.9%)
Gain on repurchase of debt, net	1,417	1.0%	—	0.0%
Other income	373	0.3%	74	0.1%

Total other expense	(5,739)	(4.1%)	(22,038)	(16.6%)

Income before income taxes	24,859	18.1%	8,174	6.2%
Provision for income taxes	(10,029)	(7.3%)	(3,338)	(2.5%)

Net income	$14,830	10.8%	$4,836	3.7%

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

Effective January 1, 2008, we revised our Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there was enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast was treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” was recognized prospectively in our consolidated financial statements, effective January 1, 2008. In the quarter ended March 31, 2008, this prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the three months ended March 31, 2008. The impact of the change in estimate for the quarter ended June 30, 2008, was not material to our condensed consolidated financial statements.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Three Months Ended June 30, 2008					As of June 30, 2008
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net Reversal (Impairment)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,623	$2,623	100.0%	$—	3.8%	$—	—
2002	1,603	1,108	69.1%	140	1.6%	1,080	28.9%
2003	3,880	3,170	81.7%	(24)	4.5%	2,976	30.7%
2004	5,316	4,127	77.6%	(721)	5.9%	16,575	7.9%
2005	18,576	12,383	66.7%	(2,342)	17.8%	69,527	5.6%
2006	19,497	12,608	64.7%	(336)	18.1%	79,001	5.1%
2007	37,059	23,977	64.7%	(107)	34.4%	152,669	5.0%
2008	13,506	9,669	71.6%	—	13.9%	92,731	4.6%

Total	$102,060	$69,665	68.3%	$(3,390)	100.0%	$414,559	5.4%

	For the Three Months Ended June 30, 2007					As of June 30, 2007
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net Reversal (Impairment)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$4,047	$4,047	100.0%	$—	6.5%	$—	—
2002	2,752	2,428	88.2%	37	3.9%	3,031	25.1%
2003	7,139	6,552	91.8%	(112)	10.4%	6,756	30.6%
2004	9,687	6,883	71.1%	758	10.9%	27,113	7.9%
2005	29,776	18,970	63.7%	1,202	30.1%	105,984	5.6%
2006	24,006	16,347	68.1%	(839)	26.0%	109,770	4.7%
2007	16,067	7,748	48.2%	—	12.2%	74,932	4.6%

Total	$93,474	$62,975	67.4%	$1,046	100.0%	$327,586	6.0%

[1]	Does not include amounts collected on behalf of others.
[2]	Gross revenue excludes the effects of net impairment or net impairment reversals.
[3]	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

	For the Six Months Ended June 30, 2008					As of June 30, 2008
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net Reversal (Impairment)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$5,181	$5,181	100.0%	$—	3.7%	$—	—
2002	3,268	2,459	75.2%	71	1.8%	1,080	28.9%
2003	8,069	6,951	86.1%	(313)	4.9%	2,976	30.8%
2004	11,353	8,792	77.4%	(1,577)	6.3%	16,575	7.9%
2005	39,512	26,359	66.7%	(4,645)	19.0%	69,527	5.6%
2006	41,072	26,548	64.6%	(2,154)	19.1%	79,001	5.1%
2007	77,091	49,594	64.3%	(107)	35.7%	152,669	5.0%
2008	20,794	13,184	63.4%	—	9.5%	92,731	4.6%

Total	$206,340	$139,068	67.4%	$(8,725)	100.0%	$414,559	5.4%

	For the Six Months Ended June 30, 2007					As of June 30, 2007
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net Reversal (Impairment)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$9,155	$9,155	100.0%	$—	7.3%	$—	—
2002	6,199	5,334	86.0%	332	4.3%	3,031	25.1%
2003	16,295	14,258	87.5%	(102)	11.3%	6,756	30.6%
2004	20,336	14,580	71.7%	(250)	11.7%	27,113	7.9%
2005	61,074	37,511	61.4%	2,122	30.0%	105,984	5.6%
2006	49,224	33,800	68.7%	(839)	27.1%	109,770	4.7%
2007	21,603	10,273	47.6%	—	8.3%	74,932	4.6%

Total	$183,886	$124,911	67.9%	$1,263	100.0%	$327,586	6.0%

[1]	Does not include amounts collected on behalf of others.
[2]	Gross revenue excludes the effects of net impairment or net impairment reversals.
[3]	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

Total revenue was $70.0 million for the three months ended June 30, 2008, an increase of $2.8 million, or 4.2%, compared to total revenue of $67.2 million for the three months ended June 30, 2007. Portfolio revenue was $66.3 million for the three months ended June 30, 2008, an increase of $2.3 million, or 3.5%, compared to portfolio revenue of $64.0 million for the three months ended June 30, 2007.

Total revenue was $137.6 million for the six months ended June 30, 2008, an increase of $5.0 million, or 3.8%, compared to total revenue of $132.6 million for the six months ended June 30, 2007. Portfolio revenue was $130.3 million for the six months ended June 30, 2008, an increase of $4.1 million, or 3.3%, compared to portfolio revenue of $126.2 million for the six months ended June 30, 2007.

The increase of portfolio revenue for the three and six months ended June 30, 2008, was primarily the result of additional accretion revenue associated with higher purchasing volumes and, as discussed above, from the extension of our collection forecast from 72 to 84 months. The increase was partially offset by a greater portion of our revenues coming from our 2004 to 2008 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004, and the recording of a larger impairment provision on certain portfolios during the quarter. During the three months ended June 30, 2008, we recorded a net impairment provision of $3.4 million, compared to a net impairment provision reversal of $1.0 million during the same period in the prior year. During the six months ended June 30, 2008, we recorded a net impairment provision of $8.7 million, compared to a net impairment provision reversal of $1.3 million during the same period in the prior year. The increase in impairment for the three and six months ended June 30, 2008, was primarily due to two factors. First, we experienced a shortfall in collections in certain pool groups against our forecast, primarily our 2004, 2005 and 2006 vintages. In these pool groups, we continued to experience a trend in which a larger percentage of collections from our legal channel come from multi-payment settlements versus single-payment settlements. Despite this recent trend in the shift in payment types from single-payment settlements to multi-payment settlements in our legal channel, we have not experienced any material shifts in our overall payer rates or settlement rates. Given the high monthly IRRs in our portfolios, when payments are extended over a longer period of time and the cash flows are delayed, this generally results in an impairment provision, even if we ultimately receive the collections in the future. Second, as of March 31, 2008, we decided not to pursue certain collections with a very high cost to collect, primarily low balance telecom accounts. This resulted in a reduction in expected future cash flow from these accounts and increased our impairment provision.

Revenue associated with bankruptcy servicing fees earned from Ascension was $3.7 million for the three months ended June 31, 2008, an increase of $0.5 million, or 17.5%, compared to revenue of $3.2 million for the three months ended June 30, 2007. Revenue associated with bankruptcy servicing fees earned from Ascension was $7.2 million for the six months ended June 31, 2008, an increase of $0.8 million, or 12.7%, compared to revenue of $6.4 million for the six months ended June 30, 2007. The increase in Ascension revenue for the three and six months ended June 30, 2008, is due to the slightly higher volume of bankruptcy placements.

Operating Expenses

Total operating expenses were $55.9 million for the three months ended June 30, 2008, an increase of $3.3 million, or 6.2%, compared to total operating expenses of $52.6 million for the three months ended June 30, 2007.

Total operating expenses were $107.0 million for the six months ended June 30, 2008, an increase of $4.6 million, or 4.5%, compared to total operating expenses of $102.4 million for the six months ended June 30, 2007.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits decreased by $0.4 million, or 2.3%, to $15.7 million during the three months ended June 30, 2008, from $16.1 million during the three months ended June 30, 2007. The decrease was primarily the result of a decrease of $1.2 million in salaries and related payroll taxes and benefits resulting from the reduction in our workforce, primarily attributable to our cost savings initiatives implemented in September 2007. The decrease was partially offset by an increase of $0.3 million in personnel severance expenses, an increase of $0.3 million in call center bonuses and an increase of $0.2 million in health and life insurance costs.

Total salaries and employee benefits decreased by $2.7 million, or 8.5%, to $30.6 million during the six months ended June 30, 2008, from $33.3 million during the six months ended June 30, 2007. The decrease was primarily the result of a decrease of $3.1 million in salaries and related payroll taxes and benefits resulting from the reduction in our workforce, primarily attributable to our cost savings initiatives implemented in September 2007. The decrease was partially offset by an increase of $0.3 million in call center bonuses and an increase of $0.1 million in health and life insurance costs.

Stock-based compensation expenses

Stock-based compensation expense remained consistent at $1.2 million, during the three months ended June 30, 2008 and 2007.

Stock-based compensation expense increased by $0.3 million, or 15.8%, to $2.3 million during the six months ended June 30, 2008, from $2.0 million for the six months ended June 30, 2007. The increase was attributable to a $0.4 million actual versus estimated forfeiture true-up adjustment, and the result of a one-time reduction in expense in the six months ended March 31, 2007, due to change of assumptions used during that period. This true-up resulted in a reduction in stock-based compensation expense of $0.4 million for the three months ended March 31, 2007. The increase was partially offset by a reduction in expenses as a result of fewer grants and the decreased fair value of stock options granted in recent years.

Cost of legal collections

The cost of legal collections increased $2.6 million, or 12.6%, to $23.8 million during the three months ended June 30, 2008, compared to $21.2 million during the three months ended June 30, 2007. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $4.8 million, or 10.7%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $49.2 million during the three months ended June 30, 2008, compared to $44.4 million collected during the three months ended June 30, 2007. The cost of legal collections as a percent of gross collections through this channel, increased to 48.4% during the three months ended June 30, 2008, from 47.6% during the three months ended June 30, 2007, due to an increase in upfront court costs expensed associated with our pursuit of legal collections, an increase in costs related to counter claims, partially offset by the effect of extending the recovery period of deferred court costs and a lower overall commission rate, driven by lower bonus commissions paid to our law firms.

The cost of legal collections increased $5.3 million, or 13.8%, to $44.1 million during the six months ended June 30, 2008, compared to $38.8 million during the six months ended June 30, 2007. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $10.3 million, or 12.3%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $94.5 million during the three months ended June 30, 2008, compared to $84.2 million collected during the six months ended June 30, 2007. The cost of legal collections as a percent of gross collections through this channel increased to 46.7% during the six months ended June 30, 2008, from 46.1% during the six months ended June 30, 2007, due to an increase in upfront court costs expensed associated with our pursuit of legal collections, an increase in costs related to counter claims, offset by the effect of extending the recovery period of deferred court costs and a lower overall commission rate, driven by lower bonus commissions paid to our law firms.

Other operating expenses

Other operating expenses decreased $0.2 million, or 4.1%, to $6.0 million during the three months ended June 30, 2008, from $6.2 million during the three months ended June 30, 2007. The decrease was primarily the result of a decrease of $0.2 million in employee moving expenses, a decrease of $0.3 million in skip tracing expenses and a decrease of $0.2 million in the amortization of a previously acquired deferred revenue asset. The decrease was partially offset by an increase of $0.3 million in Ascension legal expenses and a net increase of $0.2 million in various other operating expenses.

Other operating expenses decreased $0.4 million, or 2.9%, to $11.6 million during the six months ended June 30, 2008, from $12.0 million during the six months ended June 30, 2007. The decrease was primarily the result of a decrease of $0.5 million in employee moving expenses, a decrease of $0.2 million in recruiting expenses, a decrease of $0.5 million in skip tracing expenses and a decrease of $0.4 million in the amortization of a previously acquired deferred revenue asset. The decrease was partially offset by an increase of $0.2 million in Ascension legal expenses, an increase of $0.8 million related to direct mail campaign expenses and a net increase of $0.2 million in various other operating expenses.

Collection agency commissions

During the three months ended June 30, 2008, we incurred $3.8 million in commissions to third party collection agencies, or 37.8% of the related gross collections of $10.0 million compared to $2.9 million in commissions, or 37.3% of the related gross collections of $7.7 million, during the three months ended June 30, 2007. The increase in commissions was consistent with the increase in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

During the six months ended June 30, 2008, we incurred $7.8 million in commissions to third party collection agencies, or 37.3% of the related gross collections of $21.0 million, compared to $6.2 million in commissions, or 37.3% of the related gross collections of $16.5 million, during the three months ended June 30, 2007. The increase in commissions was consistent with the increase in collections through this channel.

General and administrative expenses

General and administrative expenses increased $0.4 million, or 8.2%, to $4.6 million during the three months ended June 30, 2008, from $4.2 million during the three months ended June 30, 2007. The increase was primarily the result of an increase of $0.5 million in corporate legal expenses, and litigation settlement costs and an increase of $0.4 million in various corporate insurance costs compared to the same period of the prior year, which included a $0.6 million release of reserves in the previously self insured workers compensation plan. The increase was partially offset by a decrease of $0.2 million in costs associated with computer system maintenance and a net decrease of $0.3 million in expenses associated with general corporate matters.

General and administrative expenses increased $0.5 million, or 6.3%, to $9.0 million during the six months ended June 30, 2008, from $8.5 million during the six months ended June 30, 2007. The increase was primarily the result of an increase of $0.7 million in corporate legal expenses, and litigation settlement costs and an increase of $0.4 million in various corporate insurance costs compared to the same period of the prior year, which included a $0.6 million release of reserves in the previously self insured workers compensation plan. The increase was partially offset by a decrease of $0.4 million in accounting and consulting service fees incurred in the prior year related to the filing of our 1999-2005 state tax returns and a decrease of $0.2 million in costs associated with the strategic alternatives process.

Depreciation and amortization

Depreciation and amortization expense remained consistent at $0.8 million during the three months ended June 30, 2008 and 2007. Depreciation and amortization expense decreased $0.2 million, or 12.9%, to $1.5 million during the six months ended June 30, 2008, from $1.7 million during the six months ended June 30, 2007. Depreciation expense was $1.1 million for the six months ended June 30, 2008, compared to $1.2 million for the six months ended June 30, 2007. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.4 million for the six months ended June 30, 2008, compared to $0.5 million for the six months ended June 30, 2007.

Interest expense

Total interest expense decreased $12.4 million, or 77.5%, to $3.6 million during the three months ended June 30, 2008, from $16.0 million during the three months ended June 30, 2007.

Total interest expense decreased $14.6 million, or 66.0%, to $7.5 million during the six months ended June 30, 2008, from $22.1 million during the six months ended June 30, 2007.

The following tables summarize our interest expense (in thousands, except percentages):

	For the Three Months Ended June 30,
	2008	2007	$ Change	% Change
Stated interest on debt obligations	$3,227	$2,951	$276	9.4%
Amortization of loan fees and other loan costs	356	385	(29)	(7.5%)

Subtotal	3,583	3,336	247	7.4%
Contingent interest	—	888	(888)	(100.0%)
Pay-off of contingent interest	—	11,733	(11,733)	(100.0%)

Total interest expense	$3,583	$15,957	$(12,374)	(77.5%)

	For the Six Months Ended June 30,
	2008	2007	$ Change	% Change
Stated interest on debt obligations	$6,806	$5,475	$1,331	24.3%
Amortization of loan fees and other loan costs	723	781	(58)	(7.4%)

Subtotal	7,529	6,256	1,273	20.3%
Contingent interest	—	4,123	(4,123)	(100.0%)
Pay-off of contingent interest	—	11,733	(11,733)	(100.0%)

Total interest expense	$7,529	$22,112	$(14,583)	(66.0%)

As of December 31, 2004, we no longer made borrowings under our Secured Financing Facility. As of December 31, 2006, we repaid in full the principal balance of our Secured Financing Facility. Prior to May 7, 2007, we shared with the lender the residual collections on purchases made under this facility, net of servicing fees paid to us. The residual collections paid to the lender were classified as contingent interest. On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments for a one-time payment of $16.9 million. This agreement effectively eliminated all future Contingent Interest payments and released our lender’s security interests in the remaining receivables originally financed under our Secured Financing Facility. Subsequent to the second quarter of 2007, we no longer are required to pay any Contingent Interest expense under the Secured Financing Facility.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 7 to the unaudited condensed consolidated financial statements for a further discussion of our Revolving Credit Facility.

Gain on repurchase of debt, net

In April 2008, we repurchased $5.0 million principal amount of our outstanding convertible senior notes, for a total price of $3.5 million, plus accrued interest. This transaction left $95.0 million principal amount of our convertible senior notes outstanding. This repurchase also resulted in a pre-tax gain of $1.5 million, which was partially offset by a $0.1 million write-off of the debt issuance costs related to the portions of the senior convertible notes repurchased. The net gain of $1.4 million was recognized in our consolidated statement of operations for the three and six months ended June 30, 2008.

Other income and expense

During the three months ended June 30, 2008, total other income was $0.4 million, compared to other expense of less than $0.1 million for the three months ended June 30, 2007. The increase was primarily attributable to a $0.3 million gain recognized in connection with early termination of a contract.

During the six months ended June 30, 2008, total other income was $0.4 million, compared to other income of $0.1 million for the six months ended June 30, 2007. The increase was attributable to a $0.3 million gain recognized in connection with early termination of a contract.

Provision for income taxes

During the three months ending June 30, 2008, we recorded an income tax provision of $5.0 million, reflecting an effective rate of 40.6% of pretax income. Our effective tax rate for the three months ended June 30, 2008, differed from the Federal statutory rate primarily due to the net effect of state taxes and the effect of permanent book versus tax differences. For the three months ended June 30, 2007, we recorded an income tax benefit of $0.6 million, reflecting an effective rate of 40.3% of pretax income. Our effective tax rate for the three months ended June 30, 2007, differed from the Federal statutory rate primarily due to the net effect of state taxes, and the effect of permanent book versus tax differences. The increase in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to higher taxable income.

During the six months ended June 30, 2008, we recorded an income tax provision of $10.0 million, reflecting an effective rate of 40.3% of pretax income. Our effective tax rate for the six months ended June 30, 2008, differed from the Federal statutory rate primarily due to the net effect of state taxes. For the six months ended June 30, 2007, we recorded an income tax provision of $3.3 million, reflecting an effective rate of 40.8% of pretax income. Our effective tax rate for the six months ended June 30, 2007, differed from the Federal statutory rate primarily due to the net effect of state taxes. The decrease in our effective tax rate was the result of the changing mix of permanent book versus tax differences relative to taxable income. See Note 8 to the unaudited condensed consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price[1]		Cumulative Collections through June 30, 2008
			<2001	2001	2002	2003	2004	2005	2006	2007	2008	Total[2]	CCM[3]
<1999	$41,117	[4]	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$989	$305	$142,778	3.5
1999	48,805		29,163	19,174	16,259	11,508	8,654	5,157	3,513	1,954	677	96,059	2.0
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	566	196	26,965	4.4
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	5,644	1,728	179,519	4.7
2002	61,496		—	—	48,322	70,227	62,282	45,699	33,694	14,902	4,682	279,808	4.6
2003	88,524		—	—	—	59,038	86,958	69,932	55,131	26,653	8,083	305,795	3.5
2004	101,339		—	—	—	—	39,400	79,845	54,832	34,625	11,352	220,054	2.2
2005	192,855		—	—	—	—	—	66,491	129,809	109,078	39,944	345,322	1.8
2006	142,048		—	—	—	—	—	—	42,354	92,265	41,072	175,691	1.2
2007	204,667		—	—	—	—	—	—	—	68,048	77,091	145,139	0.7
2008	100,340		—	—	—	—	—	—	—	—	21,210	21,210	0.2

Total	$1,025,530		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$354,724	$206,340	$1,938,340	1.9

[1]

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

[2]	Cumulative collections from inception through June 30, 2008.
[3]	Cumulative Collections Multiple (“CCM”) through June 30, 2008 – collections as a multiple of purchase price.
[4]	From inception through December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Collections[3,4]	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[5]	$142,778	$359	$143,137	3.5
1999	48,805		96,059	1,165	97,224	2.0
2000	6,153		26,965	323	27,288	4.4
2001	38,186		179,519	2,157	181,676	4.8
2002	61,496		279,808	6,558	286,366	4.7
2003	88,524		305,795	15,505	321,300	3.6
2004	101,339		220,054	40,899	260,953	2.6
2005	192,855		345,322	155,018	500,340	2.6
2006	142,048		175,691	188,905	364,596	2.6
2007	204,667		145,139	346,708	491,847	2.4
2008	100,340		21,210	231,978	253,188	2.5

Total	$1,025,530		$1,938,340	$989,575	$2,927,915	2.9

[1]	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through June 30, 2008.
[3]	Includes $1.3 million in expected collections for the healthcare portfolios on cost recovery.
[4]	Effective January 1, 2008, we revised our UCS and BLS methodologies by extending our collection forecast from 72 months to 84 months.
[5]	From inception through December 31, 1998.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2008[2]	2009	2010	2011	2012	2013	2014	2015	Total
<1999[1]	$175	$184	$—	$—	$—	$—	$—	$—	$359
1999[1]	544	609	12	—	—	—	—	—	1,165
2000[1]	147	175	1	—	—	—	—	—	323
2001[1]	917	1,134	106	—	—	—	—	—	2,157
2002[1]	3,195	3,245	118	—	—	—	—	—	6,558
2003	5,561	7,678	2,266	—	—	—	—	—	15,505
2004	9,911	15,822	10,364	4,802	—	—	—	—	40,899
2005	35,114	51,363	35,260	24,209	9,072	—	—	—	155,018
2006	34,771	53,333	38,953	29,811	21,787	10,250	—	—	188,905
2007	65,437	110,470	69,259	46,470	31,997	18,234	4,841	—	346,708
2008	31,127	65,354	48,542	34,140	24,584	16,516	9,851	1,864	231,978

Total	$186,899	$309,367	$204,881	$139,432	$87,440	$45,000	$14,692	$1,864	$989,575

[1]	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.
[2]	2008 amount consists of six months data, from July 1, 2008 to December 2008.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of June 30, 2008 (in thousands, except percentages):

	Unamortized Balance as of June 30, 2008[1]	Purchase Price[2]	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$1,080	$61,496	1.8%	0.3%
2003	2,976	88,524	3.4%	0.7%
2004	16,575	101,339	16.4%	4.0%
2005	69,527	192,855	36.1%	16.8%
2006	79,001	142,048	55.6%	19.1%
2007	152,669	204,667	74.6%	36.7%
2008	92,731	100,340	92.4%	22.4%

Total	$414,559	$891,269	46.5%	100.0%

[1]	Includes $1.3 million for healthcare portfolios being accounted for on the cost recovery method.
[2]

Purchase price refers to the cash paid to a seller to acquire a portfolio less Put- Backs, plus allocation of our forward flow asset (if applicable), and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Collections by Channel

During the three and six months ended June 30, 2008 and 2007, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Collection sites	$38,929	$32,516	$82,218	$66,511
Legal collections	49,184	44,430	94,476	84,160
Collection agencies	10,009	7,686	20,970	16,503
Sales	3,633	7,972	7,847	15,269
Other	375	1,007	974	1,709

Gross collections for the period	$102,130	$93,611	$206,485	$184,152

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended June 30,				Collection Agencies Three Months Ended June 30,
	2008		2007		2008		2007
Collections	$49,184	100.0%	$44,430	100.0%	$10,009	100.0%	$7,686	100.0%
Commissions	$14,169	28.8%	$12,964	29.1%	$3,781	37.8%	$2,867	37.3%
Court cost expense[1]	8,581	17.4%	8,029	18.1%	—	—	—	—
Other[2]	1,079	2.2%	166	0.4%	—	—	—	—

Total Costs	$23,829	48.4%	$21,159	47.6%	$3,781	37.8%	$2,867	37.3%

	Legal Collections Six Months Ended June 30,				Collection Agencies Six Months Ended June 30,
	2008		2007		2008		2007
Collections	$94,476	100.0%	$84,160	100.0%	$20,970	100.0%	$16,503	100.0%
Commissions	$26,985	28.6%	$24,847	29.5%	$7,812	37.3%	$6,161	37.3%
Court cost expense[1]	15,250	16.1%	13,562	16.1%	—	—	—	—
Other[2]	1,900	2.0%	371	0.5%	—	—	—	—

Total Costs	$44,135	46.7%	$38,780	46.1%	$7,812	37.3%	$6,161	37.3%

[1]

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

[2]	Other costs consist primarily of costs related to counter claims.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007	2008	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$1,779	$72,060
2004	—	$23,455	$37,674	$21,676	$12,029	$3,443	$98,277
2005	—	—	$21,694	$40,762	$22,152	$6,309	$90,917
2006	—	—	—	$39,395	$82,740	$25,989	$148,124
2007	—	—	—	—	$41,958	$45,864	$87,822
2008[2]	—	—	—	—	—	$9,549	$9,549

[1]       Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

[2]       2008 amount consists of six months data, from January 1, 2008, to June 30, 2008.

	Court Costs by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007	2008	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$38	$4,010
2004	—	$2,509	$2,937	$1,087	$406	$100	$7,039
2005	—	—	$3,271	$4,426	$859	$167	$8,723
2006	—	—	—	$10,158	$10,291	$1,018	$21,467
2007	—	—	—	—	$15,357	$7,949	$23,306
2008[2]	—	—	—	—	—	$4,625	$4,625

[1]

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

[2]	2008 amount consists of six months data, from January 1, 2008, to June 30, 2008.

	Commissions by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007	2008	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$504	$22,652
2004	—	$7,273	$12,060	$6,653	$3,498	$992	$30,476
2005	—	—	$6,725	$12,108	$6,364	$1,798	$26,995
2006	—	—	—	$11,451	$23,659	$7,380	$42,490
2007	—	—	—	—	$11,845	$13,066	$24,911
2008[2]	—	—	—	—	—	$2,697	$2,697

[1]       Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

[2]       2008 amount consists of six months data, from January 1, 2008, to June 30, 2008.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	30.5%	37.0%
2004	—	41.7%	39.8%	35.7%	32.4%	31.7%	38.2%
2005	—	—	46.1%	40.6%	32.6%	31.2%	39.3%
2006	—	—	—	54.9%	41.0%	32.3%	43.2%
2007	—	—	—	—	64.8%	45.8%	54.9%
2008[1]	—	—	—	—	—	76.7%	76.7%
[1] 2008 amount consists of six months data, from January 1, 2008, to June 30, 2008.

	Lawsuits Filed by Year[1]
Placement Year[2]	2003	2004	2005	2006	2007	2008	Total
2003	23	29	5	2	—	—	59
2004	—	59	39	11	2	—	111
2005	—	—	76	46	3	—	125
2006	—	—	—	205	105	3	313
2007	—	—	—	—	269	92	361
2008[3]	—	—	—	—	—	124	124

[1]	Represents the year the account was placed into litigation.
[2]	Represents the year the account was placed into our legal channel.
[3]	2008 amount consists of six months data, from January 1, 2008, to June 30, 2008.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended June 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$396,775	$1,432	$—	$398,207
Purchases of receivable portfolios	52,492	—	—	52,492
Gross collections[1]	(99,306)	(131)	(2,623)	(102,060)
Put-backs and recalls	(357)	2	—	(355)
Revenue recognized[2]	67,042	—	2,623	69,665
Impairment, net [2]	(3,390)	—	—	(3,390)

Balance, end of period	$413,256	$1,303	$—	$414,559

Revenue as a percentage of collections[3]	67.5%	0.0%	100.0%	68.3%

	For the Three Months Ended June 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$316,522	$—	$—	$316,522
Purchases of receivable portfolios	41,137	—	—	41,137
Gross collections[1]	(89,426)	—	(4,048)	(93,474)
Put-backs and recalls	(621)	—	—	(621)
Revenue recognized	58,928	—	4,048	62,976
Impairment reversals, net	1,046	—	—	1,046

Balance, end of period	$327,586	$—	$—	$327,586

Revenue as a percentage of collections[3]	65.9%	0.0%	100.0%	67.4%

	For the Six Months Ended June 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	100,394	—	—	100,394
Gross collections[1]	(200,829)	(330)	(5,181)	(206,340)
Put-backs and recalls	(2,035)	(12)	—	(2,047)
Revenue recognized[2]	133,887	—	5,181	139,068
Impairment, net [2]	(8,725)	—	—	(8,725)

Balance, end of period	$413,256	$1,303	$—	$414,559

Revenue as a percentage of collections[3]	66.7%	0.0%	100.0%	67.4%

	For the Six Months Ended June 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	86,523	—	—	86,523
Gross collections[1]	(174,730)	—	(9,156)	(183,886)
Put-backs and recalls	(1,574)	—	—	(1,574)
Revenue recognized	115,756	—	9,156	124,912
Impairment reversals, net	1,263	—	—	1,263

Balance, end of period	$327,586	$—	$—	$327,586

Revenue as a percentage of collections[3]	66.2%	0.0%	100.0%	67.9%

[1]	Does not include amounts collected on behalf of others.
[2]	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.
[3]	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

As of June 30, 2008, we had $414.6 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2008[1]	$58,881
2009	117,009
2010	83,241
2011	64,891
2012	48,437
2013	29,335
2014	11,102
2015	1,663

Total	$414,559

[1]	2008 amount consists of six months data from July 1, 2008 to December 31, 2008.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007 (in thousands, except percentages):

	For The Three Months Ended June 30,
Variance Component	2008	2007	Change	Revenue Variance
Average portfolio balance	$398,680	$307,645	$91,035	$18,055
Weighted average effective interest rate[1]	67.3%	79.3%	(12.0%)	$(12,033)
Zero basis revenue	$2,623	$4,047		$(1,424)
Net (impairment) reversals	$(3,390)	$1,046		$(2,344)

Total variance				$2,254

	For The Six Months Ended June 30,
Variance Component	2008	2007	Change	Revenue Variance
Average portfolio balance	$396,358	$305,119	$91,239	$35,369
Weighted average effective interest rate[1]	67.6%	77.5%	(10.1%)	$(19,764)
Zero basis revenue	$5,181	$9,155		$(3,974)
Net (impairment) reversals	$(8,725)	$1,263		$(7,462)

Total variance				$4,169

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

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation[2]
Q1 2005	513	530,047	19,523	—
Q2 2005[1]	2,773	3,675,277	121,939	—
Q3 2005	434	381,508	14,151	2,330
Q4 2005	1,568	1,326,216	39,941	1,935
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
[2]	Allocation of the forward flow asset to the cost basis of receivable portfolio purchases.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Credit card	$40,165	$35,666	$85,445	$80,261
Other	12,327	5,471	14,949	6,262

	$52,492	$41,137	$100,394	$86,523

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$33,513	$(9,195)
Net cash used in investing activities	$(27,548)	$(20,365)
Net cash (used in) provided by financing activities	$(5,818)	$23,264

On December 31, 2004, our Secured Financing Facility expired. All of our portfolio purchases are now funded with cash or financed under our Revolving Credit Facility. Unlike our Secured Financing Facility, the Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. Effective July 3, 2008, we expanded our Revolving Credit Facility from $230.0 million to $335.0 million. See Note 7 to the unaudited condensed consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for the one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make Contingent Interest payments under this facility.

Operating Cash Flows

Net cash provided by operating activities was $33.5 million for the six months ended June 30, 2008, and net cash used in operating activates was $9.2 million for the six months ended June 30, 2007. We consistently have been able to generate positive operating cash flow by maintaining our gross collections performance. Gross collections for the six months ended June 30, 2008, grew $22.3 million, or 12.1%, to $206.5 million, from $184.2 million for the six months ended June 30, 2007. Operating cash outflow of $9.2 million during the six months ended June 30, 2007, was a result of our $16.9 million one-time payment to eliminate all future Contingent Interest payments, discussed above.

Total cash basis operating expenses were $99.6 million for the six months ended June 30, 2008, compared to $100.7 million for the six months ended June 30, 2007. The decrease was primarily a result of a reduction in operating expenses associated with our cost savings initiatives, partially offset by increased spending in our legal channel. Total interest payments were $6.8 million for the six months ended June 30, 2008, and $28.7 million for the six months ended June 30, 2007. The decrease in total interest expense was due to the elimination of Contingent Interest payments resulting from our pay-off of Contingent Interest under our Secured Financing Facility, as discussed above.

Investing Cash Flows

Net cash used in investing activities was $27.5 million for the six months ended June 30, 2008 and $20.4 million for the six months ended June 30, 2007.

The cash flows used in investing activities for the six months ended June 30, 2008, are primarily related to receivable portfolio purchases of $94.8 million ($100.4 million of gross purchases less our forward flow allocation of $5.6 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $67.3 million. The cash flows used in investing activities for the six months ended June 30, 2007, primarily related to receivable portfolio purchases of $80.0 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $59.0 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.0 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

Financing Cash Flows

Net cash used in financing activities was $5.8 million for the six months ended June 30, 2008 and net cash provided by financing activities was $23.3 million for the six months ended June 30, 2007.

The cash used in financing activities during the six months ended June 30, 2008, reflects $17.2 million in repayments of principal, offset by $15.0 million in borrowing under our Revolving Credit Facility and $3.5 million used to repurchase $5.0 million principal amount of our outstanding convertible senior notes. The cash provided by financing activities during the six months ended June 30, 2007, reflects $27.0 million in borrowings, offset by $4.0 million in repayments under our Revolving Credit Facility.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of June 30, 2008, (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving credit facility	$170,000	$—	$170,000	$—	$—
3.375% convertible senior notes	95,000	—	95,000	—	—
Estimated interest payments[1]	30,594	14,156	16,438	—	—
Portfolio forward flow agreement[2]	51,344	25,672	25,672	—	—
Accrued income taxes[3]	3,201	3,201	—	—	—
Lease obligations	15,522	3,629	5,949	3,831	2,113
Employee agreements	537	537	—	—	—

Total contractual cash obligations	$366,198	$47,195	$313,059	$3,831	$2,113

[1]

We calculated estimated interest payments for long-term debt as follows: for the 3.375% convertible senior notes, we calculated interest based on the applicable rates and payment dates; for our revolving credit facility, we calculated the interest for the hedged portion using fixed interest rates plus a spread, and for the remaining balance that is subject to a variable interest rate, we estimated interest rates on our determination of the most likely scenarios. We expect to settle such interest payments with cash flows from operating activities.

[2]

The portfolio forward flow agreement represents estimated payments under our five-year portfolio purchase forward flow agreement entered into on June 2, 2005. Refer to Note 10 to the unaudited condensed consolidated financial statements for further information on our purchase commitments. We expect to fund forward flow purchases, if any, with cash flows from operating activities and/or borrowings from our Revolving Credit Facility. Subsequent to June 30, 2008, we ceased forward flow purchases from Jefferson Capital Group due to a breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. See Note 12, “Subsequent Events” to the unaudited condensed consolidated financial statements, for further information about our dispute with Jefferson Capital and CompuCredit.

[3]

As of June 30, 2008, the non-current portion of our income tax liability was approximately $13.7 million, which was not included in the total above. At this time, the settlement period for the non-current portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. Refer to Note 8 to the unaudited consolidated financial statements for further information on our income taxes. We expect to settle cash income tax payments with cash flows from operating activities.

Our Revolving Credit Facility has a remaining term of 1.9 years and to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. The outstanding balance on our Revolving Credit Facility as of June 30, 2008, was $170.0 million. Effective July 3, 2008, we expanded the capacity of our Revolving Credit Facility from $230.0 million to $335.0 million, which provides us with a significant amount of additional capital to fund our growth. For additional information on our debt, see Note 7 to our unaudited condensed consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge of our statement of operations of $6.9 million after the effect of income taxes), we have achieved 26 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $5.0 million as of June 30, 2008, and expanded borrowing capacity and borrowing base availability under our Revolving Credit Facility arranged subsequent to June 30, 2008.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in our Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of our anti-SLAAP motion. As a consequence, we will determine whether or not to seek a rehearing of the appeal. If we do not determine to seek a rehearing, the case will be returned to the district court where it will proceed from the point at which it was stayed. We believe the claims are without merit and intend to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, we do not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

On July 15, 2008, we gave Jefferson Capital Group and its parent Company, CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the Asset Purchase and Forward Flow Agreement dated June 2, 2005, as amended, as well as a related Collection Agreement dated the same date. On July 16, 2008, we initiated arbitration as a result of the breach, pursuant to the arbitration provisions of the Agreements. We assert that the litigation initiated by the Federal Trade Commission (the “FTC”) on June 11, 2008, wherein the FTC alleges that Jefferson Capital and CompuCredit have violated the FTC Act with deceptive marketing practices in selling credit cards, among other allegations, violates the Asset Purchase and Forward Flow Agreement and Collection Agreement. We seek an arbitral award that (i) Jefferson Capital and CompuCredit are in material breach of the Agreements, (ii) declares our obligations to purchase forward flow accounts under the Agreements is thereby excused or discharged, (iii) confirms our rights to cause Jefferson Capital to repurchase certain accounts previously sold to us under the Agreements, and other appropriate relief, including return of prepaid amounts relating to forward flow purchases, (iv) confirms our rights to indemnity by Jefferson Capital and CompuCredit and (v) awards compensatory damages, attorney fees, interest, arbitration costs and other appropriate relief.

We have just commenced the Arbitration proceedings and no Arbitrator(s) have as yet been identified. In the interim, we have ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. In response to our Notice of Breach, Jefferson Capital and CompuCredit delivered its own Notice of Default to us alleging our breach of forward flow purchase, bankruptcy sale and balance transfer obligations.

This matter is in the early stages of development and any impact on the recoverability of our forward flow asset, currently stated at $10.3 million, is uncertain. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth below, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. These factors include, but are not limited to, the following:

•	Recent instability in the financial markets may have an impact on our business;

•	Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;

•

Collections on our receivable portfolios purchased from Jefferson Capital may be adversely affected by litigation brought against Jefferson Capital and its parent, CompuCredit, by the Federal Trade Commission and Federal Deposit Insurance Corporation;

•	We may purchase portfolios that contain unprofitable accounts;

•

The statistical model we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our model;

•	We may not be successful in recovering court costs we anticipate recovering;

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future liquidity requirements;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-3;

•	Government regulation may limit our ability to recover and enforce the collection of receivables;

•	Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business;

•	A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and ability to collect on judgments in our favor;

•

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws, as well as our dispute with Jefferson Capital Group and CompuCredit Corporation;

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 4, 2008, we held our annual meeting of stockholders. At the annual meeting, J. Brandon Black, Carl C. Gregory, III, Timothy J. Hanford, George Lund, Richard A. Mandell, Willem Mesdag, John J. Oros, J. Christopher Teets and Warren Wilcox were elected to serve as directors. The votes for the election of directors are set forth below:

Name of Nominee	Votes For	Votes Withheld
J. Brandon Black	21,300,489	639,180
Carl C. Gregory, III	21,289,274	650,395
Timothy J. Hanford	18,950,784	2,988,885
George Lund	21,300,588	639,081
Richard A. Mandell	19,473,877	2,465,792
Willem Mesdag	21,208,462	731,207
John J. Oros	21,299,103	640,566
J. Christopher Teets	19,471,311	2,468,358
Warren Wilcox	19,543,636	2,396,033

At the annual meeting, the stockholders also approved Proposal 2, ratifying the appointment of BDO Seidman, LLP as our independent registered public accounting firm for fiscal year 2008. The votes for Proposal 2 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-votes
21,899,558	39,611	500	0

Item 6. Exhibits

Exhibit

Number	Description
10.1	Lease Deed, dated as of June 19, 2008, by and between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India.

10.2	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota.

10.3	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona.

10.4	Amendment No. 7, dated as of May 9, 2008, to the Credit Agreement dated as of June 7, 2005, by and among Encore Capital Group, Inc., the lenders identified on the signature pages thereto, as Lenders, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 7, 2008).

10.5	Amendment No. 8, dated as of July 3, 2008, to the Credit Agreement dated as of June 7, 2005, by and among Encore Capital Group, Inc., the lenders identified on the signature pages thereto, as Lenders, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 7, 2008).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 4, 2008

EXHIBIT INDEX

Exhibit

Number	Description
10.1	Lease Deed, dated as of June 19, 2008, by and between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India.

10.2	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota.

10.3	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona.

10.4	Amendment No. 7, dated as of May 9, 2008, to the Credit Agreement dated as of June 7, 2005, by and among Encore Capital Group, Inc., the lenders identified on the signature pages thereto, as Lenders, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 7, 2008).

10.5	Amendment No. 8, dated as of July 3, 2008, to the Credit Agreement dated as of June 7, 2005, by and among Encore Capital Group, Inc., the lenders identified on the signature pages thereto, as Lenders, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 7, 2008).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).