Form 10-Q
period 2008-09-30
ENCORE CAPITAL GROUP INC
filed 2008-10-28
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2008
Common Stock, $0.01 par value	23,044,123 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$5,403	$4,900
Restricted cash	4,435	3,776
Accounts receivable, net	4,364	4,136
Investment in receivable portfolios, net	444,963	392,209
Deferred court costs	27,207	20,533
Property and equipment, net	5,182	4,390
Prepaid income tax	465	10,346
Forward flow asset	10,302	15,863
Other assets	7,109	8,800
Goodwill	15,985	15,985
Identifiable intangible assets, net	1,943	2,557

Total assets	$527,358	$483,495

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$18,189	$20,346
Deferred tax liabilities, net	14,431	13,669
Deferred revenue and purchased servicing obligation	4,897	3,898
Debt	292,943	272,420
Other liabilities	1,650	1,642

Total liabilities	332,110	311,975

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,044 shares and 22,992 shares issued and outstanding as of September 30, 2008, and December 31, 2007, respectively	230	230
Additional paid-in capital	78,441	73,310
Accumulated earnings	117,578	98,975
Accumulated other comprehensive loss	(1,001)	(995)

Total stockholders’ equity	195,248	171,520

Total liabilities and stockholders’ equity	$527,358	$483,495

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Revenue from receivable portfolios, net	$62,557	$59,415	$192,900	$185,589
Servicing fees and other related revenue	3,816	3,276	11,047	9,705

Total revenues	66,373	62,691	203,947	195,294

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	14,963	17,138	45,503	50,388
Stock-based compensation expense	860	1,281	3,182	3,286
Cost of legal collections	25,390	20,868	69,525	59,649
Other operating expenses	6,018	4,987	17,656	16,970
Collection agency commissions	2,996	2,478	10,808	8,639
General and administrative expenses	4,864	4,462	13,905	12,965
Depreciation and amortization	674	833	2,162	2,541

Total operating expenses	55,765	52,047	162,741	154,438

Income before other (expense) income and income taxes	10,608	10,644	41,206	40,856

Other (expense) income
Interest expense	(3,880)	(3,648)	(11,409)	(9,904)
Contingent interest expense	—	—	—	(4,123)
Pay-off of future contingent interest	—	—	—	(11,733)
Gain on repurchase of convertible notes, net	—	—	1,417	—
Other (expense) income	(32)	79	341	153

Total other expense	(3,912)	(3,569)	(9,651)	(25,607)

Income before income taxes	6,696	7,075	31,555	15,249
Provision for income taxes	(2,923)	(1,717)	(12,952)	(5,055)

Net income	$3,773	$5,358	$18,603	$10,194

Weighted average shares outstanding:
Basic	23,029	22,922	23,009	22,837
Diluted	23,675	23,473	23,531	23,420
Earnings per share:
Basic	$0.16	$0.23	$0.81	$0.45
Diluted	$0.16	$0.23	$0.79	$0.44

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, In Thousands)

			Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Equity	Comprehensive Income (loss)
	Common Stock
	Shares	Par
Balance at December 31, 2007	22,992	$230	$73,310	$98,975	$(995)	$171,520
Net income	—	—	—	18,603	—	18,603	18,603
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(6)	(6)	(6)
Exercise of stock options	33	—	84	—	—	84	—
Issuance of share-based awards	19	—	(47)	—	—	(47)	—
Stock-based compensation	—	—	3,182	—	—	3,182	—
Tax provision related to stock option exercises	—	—	(4)	—	—	(4)	—
Tax benefit from convertible notes interest expense	—	—	1,612	—	—	1,612	—
Tax benefit from repurchase of convertible notes	—	—	304	—	—	304	—

Balance at September 30, 2008	23,044	$230	$78,441	$117,578	$(1,001)	$195,248	$18,597

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net Income	$18,603	$10,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,162	2,541
Amortization of loan costs	989	912
Stock-based compensation expense	3,182	3,286
Gain on repurchase of convertible notes, net	(1,417)	—
Deferred income tax expense	762	195
Other non-cash tax benefits, net	1,912	1,538
Tax provision (benefit) from stock-based payment arrangements	4	(683)
Provision for impairment on receivable portfolios, net	15,993	2,558
Changes in operating assets and liabilities
Restricted cash	(659)	1,523
Other assets	1,091	(598)
Deferred court costs	(6,674)	(6,110)
Prepaid income tax	9,881	(1,304)
Accrued profit sharing arrangement	—	(6,869)
Deferred revenue and purchased service obligation	999	431
Accounts payable and accrued liabilities	(2,203)	(4,771)

Net cash provided by operating activities	44,625	2,843

Investing activities:
Purchases of receivable portfolios, net of forward flow allocation	(160,940)	(125,224)
Collections applied to investment in receivable portfolios	95,144	81,267
Proceeds from put-backs of receivable portfolios	2,610	2,097
Purchases of property and equipment	(2,139)	(1,139)

Net cash used in investing activities	(65,325)	(42,999)

Financing activities:
Proceeds from notes payable and other borrowings	57,000	53,000
Repayment of notes payable and other borrowings	(32,169)	(20,000)
Repurchase of convertible notes	(3,500)	—
Proceeds from exercise of stock options	84	344
Tax (provision) benefit from stock-based payment arrangements	(4)	683
Repayment of capital lease obligations	(208)	(184)

Net cash provided by financing activities	21,203	33,843

Net increase (decrease) in cash	503	(6,313)
Cash and cash equivalents, beginning of period	4,900	10,791

Cash and cash equivalents, end of period	$5,403	$4,478

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,928	$32,917
Cash paid for income taxes	$1,158	$7,398
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$201	$—
Allocation of forward flow asset to acquired receivable portfolios	$5,561	$9,168

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

Financial Statement Preparation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States. The condensed consolidated statement of financial condition at December 31, 2007 was derived from the audited financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Reclassification

During the quarter ended September 30, 2008, the Company changed the presentation of its cash flows from the direct method to the indirect method, in order to conform to comparable industry presentations. As a result, the prior year consolidated statement of cash flows has been changed to the indirect method, to conform to the current year’s presentation.

Certain reclassifications have been made to the 2007 condensed consolidated statement of operations to separately show contingent interest expense and to the condensed consolidated statement of cash flows to separately show provisions for impairment and to separately show the change in other assets and the change in deferred court costs.

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

The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which the Company could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. The Company did not extend the forecast on telecom portfolios, as it did not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast was treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” was recognized prospectively in the consolidated financial statements, effective January 1, 2008. In the quarter ended March 31, 2008, this prospective treatment resulted in a reduction in the Company’s net impairment provision of $3.1 million and an increase in revenue of $0.1 million. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the three months ended March 31, 2008. The impact of the change in estimate for the quarters ended June 30, 2008 and September 30, 2008 was not material to the Company’s condensed consolidated financial statements.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings applicable to common stockholders by the weighted average number of shares of common stock outstanding. Common stock outstanding includes shares of common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. Employee stock options to purchase approximately 1,159,000 and 1,246,000 shares of common stock during the three months and nine months ended September 30, 2008, respectively, and employee stock options to purchase approximately 1,123,000 and 1,049,000 shares of common stock during the three months and nine months ended September 30, 2007, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Instrument When the Market for That Asset Is Not Active.” This FSP illustrates key considerations in determining a fair value of a financial asset when the market for that financial asset is not active. This FSP also provides clarification, among other things, how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs do not exist. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. There was no impact to the Company’s consolidated financial statements as a result of this FSP.

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

The Company has elected not to adopt the provisions of Statements of Financial Accounting Standard No. 159, “Fair Value Option,” for its fiscal year ended December 31, 2008. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes, in connection with the provisions of Statements of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s revolving credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s convertible senior notes are carried at a principal amount of $95.0 million at September 30, 2008. Their fair value estimate incorporates quoted market prices at the balance sheet date. However, the market for these securities is not active, and, therefore, results in a level 2 fair value measurement.

As of September 30, 2008, the fair value estimate of the Company’s convertible senior notes based on quoted market prices amounts to approximately $75.8 million. For investment in receivable portfolios, deferred court costs and the forward flow asset, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

Note 3: Stock-Based Compensation

On March 30, 2005, the Board of Directors of the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance shares, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan. The benefits provided under these plans represent share-based compensation subject to the provisions of FAS 123R.

In accordance with FAS 123R, compensation expense is recognized only for those shares expected to vest, net of estimated forfeitures based on the Company’s historical experience and future expectations. For the nine months ended September 30, 2008, $3.2 million was recognized as stock-based compensation expense.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Weighted average fair value of options granted	$5.37	$6.82
Risk free interest rate	3.0%	4.5%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	46.0%	70.7%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized estimated compensation cost related to stock options as of September 30, 2008, was $2.4 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

A summary of the Company’s stock option activity and related information is as follows for the nine months ended September 30, 2008:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	2,126,852	$0.35 – $20.09	$9.30
Granted	250,000	12.12	12.12
Cancelled/forfeited	(158,566)	10.60 – 18.02	15.40
Exercised	(32,760)	0.52 – 10.92	2.56

Outstanding at September 30, 2008	2,185,526	$0.35 – $20.09	$9.28	$11,186

Exercisable at September 30, 2008	1,624,634	$0.35 – $20.09	$8.33	$10,124

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0.3 million and $1.7 million, respectively. As of September 30, 2008, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.06 years and 5.04 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with FAS 123R, the fair value of restricted stock units is equal to the closing price of the Company’s common stock on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2008, 117,600 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance Shares”). The fair value of the Performance Shares is expensed over the expected vesting period based on the probability of performance goals being met. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. As of September 30, 2008, no reversals of compensation expense related to the Performance Shares have been made. The remaining 440,057 non-vested shares are not performance based, and will vest, and are being expensed over approximately two to five years.

For the nine months ended September 30, 2008, restricted stock unit activity and related information is as follows:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	671,900	$11.28
Awarded	34,390	$9.21
Vested	(54,434)	$10.19
Cancelled/forfeited	(94,199)	$11.94

Non-vested at September 30, 2008	557,657	$11.15

Unrecognized estimated compensation cost related to restricted stock units as of September 30, 2008, was $3.1 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years. The fair value of restricted stock units vested for the nine months ended September 30, 2008 and 2007 was $0.2 million and less than $0.1 million, respectively.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time, the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. As of September 30, 2008, there were six portfolios accounted for using the cost recovery method, consisting of $1.2 million in net book value representing all of the healthcare portfolios that the Company had acquired. The $1.2 million is included in investment in receivable portfolios, net, which reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following tables summarize the Company’s accretable yield and an estimate of zero basis cash flows at the beginning and end of the current period (in thousands):

	Nine Months Ended September 30, 2008
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(61,510)	(2,558)	(64,068)
Reductions on existing portfolios	(50,898)	(1,015)	(51,913)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	112,780	—	112,780

Balance at March 31, 2008	$554,311	$9,429	$563,740
Revenue recognized, net	(63,652)	(2,623)	(66,275)
(Reductions) additions on existing portfolios	(3,206)	1,598	(1,608)
Additions for current purchases	79,159	—	79,159

Balance at June 30, 2008	$566,612	$8,404	$575,016
Revenue recognized, net	(60,298)	(2,259)	(62,557)
(Reductions) additions on existing portfolios	(11,736)	2,752	(8,984)
Additions for current purchases	106,525	—	106,525

Balance at September 30, 2008	$601,103	$8,897	$610,000

	Nine Months Ended September 30, 2007
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2006	$417,981	$38,967	$456,948
Revenue recognized, net	(57,045)	(5,108)	(62,153)
Additions (reductions) on existing portfolios	20,438	(3,956)	16,482
Additions for current purchases	52,980	—	52,980

Balance at March 31, 2007	$434,354	$29,903	$464,257
Revenue recognized, net	(59,974)	(4,047)	(64,021)
Additions on existing portfolios	39,959	4,442	44,401
Additions for current purchases	58,837	—	58,837

Balance at June 30, 2007	$473,176	$30,298	$503,474
Revenue recognized, net	(56,099)	(3,316)	(59,415)
Reductions on existing portfolios	(6,907)	(2,613)	(9,520)
Additions for current purchases	58,936	—	58,936

Balance at September 30, 2007	$469,106	$24,369	$493,475

During the three months ended September 30, 2008, the Company purchased receivable portfolios with a face value of $1.8 billion for $66.1 million, or a purchase cost of 3.6% of face value. The estimated future collections at acquisition for these portfolios amounted to $172.9 million. During the nine months ended September 30, 2008, the Company purchased receivable portfolios with a face value of $4.8 billion for $166.5 million, or a purchase cost of 3.4% of face value. The estimated future collections at acquisition for these portfolios amounted to $419.6 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2008 and 2007, approximately $2.3 million and $3.3 million were recognized as Zero Basis Revenue, respectively. During the nine months ended September 30, 2008 and 2007, approximately $7.4 million and $12.5 million were recognized as Zero Basis Revenue, respectively.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios during the nine months ended September 30, 2008 and 2007 (in thousands, except percentages):

	For the Nine Months Ended September 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	166,501	—	—	166,501
Gross collections[1]	(296,178)	(419)	(7,440)	(304,037)
Put-backs and recalls[2]	(2,597)	(13)	—	(2,610)
Revenue recognized[3]	201,453	—	7,440	208,893
Impairment, net[3]	(15,993)	—	—	(15,993)

Balance, end of period	$443,750	$1,213	$—	$444,963

Revenue as a percentage of collections[4]	68.0%	0.0%	100.0%	68.7%

	For the Nine Months Ended September 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	134,392	—	—	134,392
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections[1]	(256,943)	—	(12,471)	(269,414)
Put-backs and recalls[2]	(2,097)	—	—	(2,097)
Revenue recognized	175,676	—	12,471	188,147
Impairment, net	(1,167)	—	—	(1,167)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$346,968	$1,850	$—	$348,818

Revenue as a percentage of collections[4]	68.4%	0.0%	100.0%	69.8%

[1]	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the nine months ended September 30, 2008 (in thousands):

Valuation Allowance
Balance at December 31, 2007	$15,752
Provision for impairment losses	5,335
Reversal of prior allowance	—

Balance at March 31, 2008	$21,087
Provision for impairment losses	3,557
Reversal of prior allowance	(167)

Balance at June 30, 2008	$24,477
Provision for impairment losses	8,065
Reversal of prior allowance	(797)

Balance at September 30, 2008	$31,745

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collection sites	$36,858	$30,571	$119,076	$97,082
Legal collections	49,765	42,546	144,241	126,706
Collection agencies	7,881	6,894	28,851	23,397
Sales	3,166	4,992	11,013	20,261
Other	107	627	1,081	2,336

Gross collections for the period	$97,777	$85,630	$304,262	$269,782

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

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	September 30, 2008	December 31, 2007
Court costs advanced	$132,636	$88,385
Court costs recovered	(34,262)	(21,749)
Court costs reserve	(71,167)	(46,103)

Deferred court costs, net	$27,207	$20,533

Note 6: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Debt issuance costs	$2,846	$3,177
Deferred compensation assets	1,407	3,158
Prepaid expenses	1,082	785
Other	1,774	1,680

	$7,109	$8,800

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2008	December 31, 2007
Convertible senior notes	$95,000	$100,000
Revolving credit facility	197,000	172,169
Capital lease obligations and other debt	943	251

	$292,943	$272,420

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

In April 2008, the Company repurchased $5.0 million principal amount of its outstanding Convertible Notes, for a total price of $3.5 million, plus accrued interest. This transaction left $95.0 million principal amount of the Company’s Convertible Notes outstanding, and resulted in a net gain of $1.4 million in the second quarter of 2008. As of September 30, 2008, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

The warrants have a strike price of $29.04 and are generally exercisable at any time. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants. In accordance with EITF No. 00-19 and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

Revolving Credit Facility

During 2005, the Company entered into a three-year revolving credit facility (“Revolving Credit Facility”), to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet the needs of the Company, and is due to expire in May 2010.

Effective February 27, 2007 and May 9, 2008, the Company amended the Revolving Credit Facility to allow for the Company to repurchase up to $50 million of a combination of its common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity.

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

Effective October 19, 2007, the Company amended the Revolving Credit Facility to change the definition of “change of control” to exclude from that definition acquisitions of stock by Red Mountain Capital Partners LLC (“Red Mountain”), JCF FPK I LP (“JCF FPK”) and their respective affiliates. The amendment was entered into in contemplation of a shareholders’ agreement between Red Mountain affiliates and JCF FPK. That shareholders’ agreement was subsequently executed between Red Mountain affiliates and JCF FPK.

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

At September 30, 2008, the outstanding balance on the Revolving Credit Facility was $197.0 million, which bore a weighted average interest rate of 5.84%. The aggregate borrowing base was $258.1 million, of which $61.1 million was available for future borrowings.

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

Derivative Instruments

On April 11, 2007, the Company entered into two separate interest rate swap agreements intended to more effectively manage interest rates by establishing a set level of fixed rates associated with a portion of the borrowings under its Revolving Credit Facility. The first agreement is for a notional amount of $25.0 million, a term of three years and a fixed interest rate of 4.99%. The second agreement is for a notional amount of $25.0 million, a term of four years and a fixed interest rate of 5.01%. Giving effect to these hedges, the interest rate the Company will pay on $50.0 million of the outstanding balance under the Revolving Credit Facility will be the fixed interest rates mentioned above plus the required credit spread. In accordance with FAS 133, the Company designates its interest rate swap instruments as cash flow hedges.

FAS 133 requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective. Accordingly, no gain or loss has been recognized in earnings for the three and nine months ended September 30, 2008. The change in fair value recognized in accumulated other comprehensive loss was a gain of less than $0.1 million and a loss of less than $0.1 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the fair value of the hedges represented a liability of $1.7 million.

Capital Lease Obligations and Other Debt

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $21,000 through November 2008 and have implicit interest rates ranging from 2.9% to 3.1%.

The Company finances certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. These projects are currently under construction and, as of September 30, 2008, the Company’s obligation was approximately $0.9 million. Commencing in October 2008, these financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Note 8: Income Taxes

The Company recorded an income tax provision of $2.9 million, reflecting an effective rate of 43.7% of pretax income during the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2008, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8% and a provision for the effect of permanent book versus tax differences of 3.0%. For the three months ended September 30, 2007, the Company recorded an income tax provision of $1.7 million, reflecting an effective rate of 24.3% of pretax income. The effective tax rate for the three months ended September 30, 2007, primarily consisted of an expense for Federal income taxes of 32.6% (which is net of a provision for state taxes of 2.4%), an expense for state taxes of 6.8%, a provision for the effect of permanent book versus tax differences of 0.1%, and a one-time benefit of 15.2% related to state taxes. The 15.2% benefit was primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting the Company the right to a more favorable filing methodology, a net beneficial adjustment to the state and Federal tax payables resulting from the completion of the Company’s 1999-2006 state tax returns, a beneficial adjustment to the Company’s deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006.

The Company recorded an income tax provision of $13.0 million, reflecting an effective rate of 41.0% of pretax income during the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2008, consists primarily of a provision for Federal income taxes of 31.9% (which is net of a benefit for state taxes of 2.1%), a provision for state taxes of 8.8% and a provision for the effect of permanent book versus tax differences of 0.3%. For the nine months ended September 30, 2007, the Company recorded an income tax provision of $5.1 million, reflecting an effective rate of 33.1% of pretax income. The effective tax rate for the nine months ended September 30, 2007, primarily consisted of a provision for Federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a provision for state taxes of 6.8%, a provision for the effect of permanent book verses tax differences of 0.1%, and a one-time benefit of 6.4% related to state taxes. The 6.4% benefit was primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting the Company the right to a more favorable filing methodology, a net beneficial adjustment to the state and Federal tax payables resulting from the completion of the Company’s 1999-2006 state tax returns, a beneficial adjustment to the Company’s deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006.

Effective January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of December 31, 2007, the Company had a gross unrecognized tax benefit of $1.3 million that, if recognized, would result in a net tax benefit of approximately $1.0 million and would have a positive effect on the Company’s effective tax rate. During the three and nine months ended September 30, 2008, there were no material changes to the unrecognized tax benefit.

For the three months ended September 30, 2008, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and nine months ended September 30, 2008, were approximately $0.1 million and $0.4 million, respectively. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2010. The impact of the tax holiday on the Company’s consolidated financial statements is immaterial.

Note 9: Purchase Concentrations

The following table summarizes the concentration of the Company’s purchases by seller sorted by total aggregate costs for the nine months ended September 30, 2008 (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller for the Nine Months Ended September 30, 2008
	Cost	%
Seller 1	$41,414	24.9%
Seller 2	36,182	21.7%
Seller 3	33,334	20.0%
Seller 4	18,377	11.1%
Seller 5	9,695	5.8%
Other	27,499	16.5%

	$166,501	100.0%
Adjustments[1]	(355)

Purchases, net	$166,146

[1]	Adjusted for Put-backs and Recalls.

Note 10: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of the Company’s anti-SLAAP motion. The appellate court denied the Company’s request for a rehearing and the case has been returned to the district court where it will proceed from the point at which it was stayed. Management of the Company believes the claims are without merit and intends to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2008, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.0 billion for a purchase price of approximately $58.0 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company has no purchase commitments extending past one year, except as discussed below.

In connection with the Company’s acquisition of certain assets of Jefferson Capital Group in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. As of June 30, 2008, future purchase commitments under this agreement were approximately $51.3 million.

On July 15, 2008, the Company gave Jefferson Capital Group and its parent Company, CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the Asset Purchase and Forward Flow Agreement dated June 2, 2005, as amended, as well as a related Collection Agreement dated the same date. On July 16, 2008, the Company initiated arbitration as a result of the breach, pursuant to the arbitration provisions of the Agreements. The Company asserts that the litigation initiated by the Federal Trade Commission (the “FTC”) on June 11, 2008, wherein the FTC alleges that Jefferson Capital and CompuCredit have violated the FTC Act with deceptive marketing practices when issuing credit cards, among other allegations, violates the Asset Purchase and Forward Flow Agreement and Collection Agreement. The Company seeks an arbitral award that (i) Jefferson Capital and CompuCredit are in material breach of the Agreements, (ii) declares the Company’s obligations to purchase forward flow accounts under the Agreements is thereby excused or discharged, (iii) confirms the Company’s rights to cause Jefferson Capital to repurchase certain accounts previously sold to the Company under the Agreements, and other appropriate relief, including return of prepaid amounts relating to forward flow purchases, (iv) confirms the Company’s rights to indemnity by Jefferson Capital and CompuCredit and (v) awards compensatory damages, attorney fees, interest, arbitration costs and other appropriate relief.

The Company has commenced Arbitration proceedings and the Arbitrators have just been identified. The Company has ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. In response to the Notice of Breach from the Company, Jefferson Capital and CompuCredit delivered its own Notice of Default to the Company alleging the breach by the Company of the Company’s forward flow purchase, bankruptcy sale and balance transfer obligations and initiated a separate arbitration of the Company’s alleged breach of its bankruptcy sale obligations.

This matter is in the early stages of development and any impact on the recoverability of the Company's forward flow asset, currently stated at $10.3 million, is uncertain. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 11: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During April 2008, the Company repurchased $5.0 million principal amount of its outstanding Convertible Notes, for a total of $3.5 million, plus accrued interest. No repurchases were made during the three months ended September 30, 2008.

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

Purchases and Collections

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Credit card	$57,107	$40,971	$142,552	$121,232
Other	9,000	6,898	23,949	13,160

	$66,107	$47,869	$166,501	$134,392

During the three months ended September 30, 2008, we invested $66.1 million for portfolios with face values aggregating $1.8 billion for an average purchase price of 3.6% of face value. This is an increase of $18.2 million, or 38.1%, in the amount invested, compared with the $47.9 million invested during the three months ended September 30, 2007, to acquire portfolios with a face value aggregating $1.3 billion, for an average purchase price of 3.7% of face value.

During the nine months ended September 30, 2008, we invested $166.5 million for portfolios with face values aggregating $4.8 billion for an average purchase price of 3.4% of face value. This is an increase of $32.1 million, or 23.9%, in the amount invested, compared with the $134.4 million invested during the nine months ended September 30, 2007, to acquire portfolios with a face value aggregating $5.1 billion, for an average purchase price of 2.6% of face value.

During the twelve months ended September 30, 2008, we invested $241.1 million for portfolios with face values aggregating $6.6 billion for an average purchase price of 3.7% of face value. This is an increase of $43.1 million, or 21.8%, in the amount invested, compared with the $198.0 million invested during the twelve months ended September 30, 2007, to acquire portfolios with a face value aggregating $6.6 billion, for an average purchase price of 3.0% of face value.

Subsequent to July 2008, we ceased forward flow purchases of accounts from Jefferson Capital Group. Management believes that the supply of available credit card receivable portfolios for purchase in the markets will provide us with opportunities to purchase other portfolios that will generate returns at least comparable to that which we have been purchasing under the agreement with Jefferson Capital.

Collections by Channel

During the three and nine months ended September 30, 2008 and 2007, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collection sites	$36,858	$30,571	$119,076	$97,082
Legal collections	49,765	42,546	144,241	126,706
Collection agencies	7,881	6,894	28,851	23,397
Sales	3,166	4,992	11,013	20,261
Other	107	627	1,081	2,336

Gross collections for the period	$97,777	$85,630	$304,262	$269,782

Gross collections increased $12.1 million, or 14.2%, to $97.8 million during the three months ended September 30, 2008, from $85.6 million during the three months ended September 30, 2007.

Gross collections increased $34.5 million, or 12.8%, to $304.3 million during the nine months ended September 30, 2008, from $269.8 million during the nine months ended September 30, 2007.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2008		2007
Revenue
Revenue from receivable portfolios, net	$62,557	94.3%	$59,415	94.8%
Servicing fees and other related revenue	3,816	5.7%	3,276	5.2%

Total revenue	66,373	100.0%	62,691	100.0%

Operating expenses
Salaries and employee benefits	14,963	22.5%	17,138	27.3%
Stock-based compensation expense	860	1.3%	1,281	2.0%
Cost of legal collections	25,390	38.3%	20,868	33.3%
Other operating expenses	6,018	9.1%	4,987	8.0%
Collection agency commissions	2,996	4.5%	2,478	4.0%
General and administrative expenses	4,864	7.3%	4,462	7.1%
Depreciation and amortization	674	1.0%	833	1.3%

Total operating expenses	55,765	84.0%	52,047	83.0%

Income before other (expense) income and income taxes	10,608	16.0%	10,644	17.0%

Other (expense) income
Interest expense	(3,880)	(5.9)%	(3,648)	(5.8)%
Other (expense) income	(32)	(0.0)%	79	0.1%

Total other expense	(3,912)	(5.9)%	(3,569)	(5.7)%

Income before income taxes	6,696	10.1%	7,075	11.3%
Provision for income taxes	(2,923)	(4.4)%	(1,717)	(2.7)%

Net income	$3,773	5.7%	$5,358	8.6%

	Nine Months Ended September 30,
	2008		2007
Revenue
Revenue from receivable portfolios, net	$192,900	94.6%	$185,589	95.0%
Servicing fees and other related revenue	11,047	5.4%	9,705	5.0%

Total revenue	203,947	100.0%	195,294	100.0%

Operating expenses
Salaries and employee benefits	45,503	22.3%	50,388	25.8%
Stock-based compensation expense	3,182	1.6%	3,286	1.7%
Cost of legal collections	69,525	34.1%	59,649	30.6%
Other operating expenses	17,656	8.7%	16,970	8.7%
Collection agency commissions	10,808	5.3%	8,639	4.4%
General and administrative expenses	13,905	6.8%	12,965	6.6%
Depreciation and amortization	2,162	1.0%	2,541	1.3%

Total operating expenses	162,741	79.8%	154,438	79.1%

Income before other (expense) income and income taxes	41,206	20.2%	40,856	20.9%

Other (expense) income
Interest expense	(11,409)	(5.6)%	(9,904)	(5.1)%
Contingent interest expense	—	0.0%	(4,123)	(2.1)%
Pay-off of contingent interest	—	0.0%	(11,733)	(6.0)%
Gain on repurchase of debt, net	1,417	0.7%	—	0.0%
Other income	341	0.2%	153	0.1%

Total other expense	(9,651)	(4.7)%	(25,607)	(13.1)%

Income before income taxes	31,555	15.5%	15,249	7.8%
Provision for income taxes	(12,952)	(6.4)%	(5,055)	(2.6)%

Net income	$18,603	9.1%	$10,194	5.2%

Comparison of Results of Operations

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-3, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-3”). Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our wholly-owned subsidiary, Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry.

Effective January 1, 2008, we revised our Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there was enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast was treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” was recognized prospectively in our consolidated financial statements, effective January 1, 2008. In the quarter ended March 31, 2008, this prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the three months ended March 31, 2008. The impact of the change in estimate for the quarters ended June 30, 2008, and September 30, 2008, was not material to our condensed consolidated financial statements.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Three Months Ended September 30, 2008					As of September 30, 2008
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,259	$2,259	100.0%	$—	3.2%	$—	—
2002	1,276	872	68.3%	220	1.2%	895	29.1%
2003	3,327	2,730	82.1%	440	3.9%	2,808	30.7%
2004	4,310	3,584	83.2%	(1,426)	5.1%	14,420	7.9%
2005	15,048	10,805	71.8%	(4,235)	15.5%	61,044	5.6%
2006	16,268	11,418	70.2%	(1,932)	16.4%	72,214	5.1%
2007	36,020	22,798	63.3%	(335)	32.7%	138,876	5.2%
2008	19,189	15,359	80.0%	—	22.0%	154,706	4.8%

Total	$97,697	$69,825	71.5%	$(7,268)	100.0%	$444,963	5.4%

	For the Three Months Ended September 30, 2007					As of September 30, 2007
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$3,316	$3,316	100.0%	$—	5.2%	$—	—
2002	2,140	2,127	99.4%	(368)	3.4%	2,649	25.7%
2003	5,717	5,754	100.6%	(834)	9.1%	5,958	30.6%
2004	7,863	6,194	78.8%	(1,131)	9.8%	24,311	8.0%
2005	25,373	17,287	68.1%	(1,362)	27.3%	96,531	5.6%
2006	22,096	15,269	69.1%	30	24.2%	102,959	4.7%
2007	19,023	13,289	69.9%	(156)	21.0%	116,410	4.2%

Total	$85,528	$63,236	73.9%	$(3,821)	100.0%	$348,818	5.6%

[1]	Does not include amounts collected on behalf of others.
[2]	Gross revenue excludes the effects of net impairment or net impairment reversals.
[3]	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

	For the Nine Months Ended September 30, 2008					As of September 30, 2008
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$7,440	$7,440	100.0%	$—	3.6%	$—	—
2002	4,544	3,331	73.3%	291	1.6%	895	29.1%
2003	11,396	9,681	85.0%	127	4.6%	2,808	30.7%
2004	15,663	12,376	79.0%	(3,003)	5.9%	14,420	7.9%
2005	54,560	37,164	68.1%	(8,880)	17.8%	61,044	5.6%
2006	57,340	37,966	66.2%	(4,086)	18.2%	72,214	5.1%
2007	113,111	72,392	64.0%	(442)	34.6%	138,876	5.2%
2008	39,983	28,543	71.4%	—	13.7%	154,706	4.8%

Total	$304,037	$208,893	68.7%	$(15,993)	100.0%	$444,963	5.4%

	For the Nine Months Ended September 30, 2007					As of September 30, 2007
	Collections[1]	Gross Revenue[2]	Revenue Recognition Rate[3]	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$12,471	$12,471	100.0%	$—	6.6%	$—	—
2002	8,338	7,460	89.5%	(36)	4.0%	2,649	25.7%
2003	22,013	20,011	90.9%	(936)	10.6%	5,958	30.6%
2004	28,199	20,773	73.7%	(1,381)	11.0%	24,311	8.0%
2005	86,447	54,800	63.4%	760	29.1%	96,531	5.6%
2006	71,320	49,070	68.8%	(809)	26.1%	102,959	4.7%
2007	40,626	23,562	58.0%	(156)	12.6%	116,410	4.2%

Total	$269,414	$188,147	69.8%	$(2,558)	100.0%	$348,818	5.6%

[1]	Does not include amounts collected on behalf of others.
[2]	Gross revenue excludes the effects of net impairment or net impairment reversals.
[3]	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

Total revenue was $66.4 million for the three months ended September 30, 2008, an increase of $3.7 million, or 5.9%, compared to total revenue of $62.7 million for the three months ended September 30, 2007. Portfolio revenue was $62.6 million for the three months ended September 30, 2008, an increase of $3.2 million, or 5.3%, compared to portfolio revenue of $59.4 million for the three months ended September 30, 2007.

Total revenue was $203.9 million for the nine months ended September 30, 2008, an increase of $8.6 million, or 4.4%, compared to total revenue of $195.3 million for the nine months ended September 30, 2007. Portfolio revenue was $192.9 million for the nine months ended September 30, 2008, an increase of $7.3 million, or 3.9%, compared to portfolio revenue of $185.6 million for the nine months ended September 30, 2007.

The increase of portfolio revenue for the three and nine months ended September 30, 2008, was primarily the result of additional accretion revenue associated with higher purchasing volumes and, as discussed above, from the extension of our collection forecast from 72 to 84 months. The increase was partially offset by a greater portion of our revenues coming from our 2004 to 2008 portfolio purchases that have lower effective accretion rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004, and the recording of a larger impairment provision on certain portfolios during the quarter. During the three months ended September 30, 2008, we recorded a net impairment provision of $7.3 million, compared to a net impairment provision of $2.4 million and a write-down of our healthcare receivable portfolios of $1.4 million associated with exiting our healthcare purchasing and collection activities during the three months ended September 30, 2007. During the nine months ended September 30, 2008, we recorded a net impairment provision of $16.0 million, compared to a net impairment provision of $1.2 million and a write-down of our healthcare receivable portfolios of $1.4 million associated with exiting our healthcare purchasing and collection activities during the same period in the prior year.

The increase in impairment for the three and nine months ended September 30, 2008, was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2004, 2005 and 2006 vintages. We believe that this is the result of the broadening pressure on our consumers due to a weakening economy. Economic and financial market conditions have deteriorated in the last two months, which, we believe, have resulted in a decrease in our collections and a corresponding increase in our impairment provision. Until economic conditions improve, we may continue to experience a shortfall in collections against our UCS forecast which, depending on the magnitude of the shortfall and the pool groups that experience such shortfall, may result in future provisions for impairment. In accordance with SOP 03-3, an impairment provision to reduce the book value and therefore, maintain a level yield on a pool group’s internal rate of return, is only recorded when current information and events indicate that it is probable that an entity will be unable to collect all of its expected future cash flows, or when the timing of such cash flows is delayed. Since we cannot presently determine the future impact of the current economic conditions on our collections, we cannot conclude that further reductions in cash flows are probable or that the timing of cash flows has changed in a manner that would significantly impact any pool groups’ internal rate of return and, therefore, have not recorded a related additional impairment.

Revenue associated with bankruptcy servicing fees earned from Ascension was $3.8 million for the three months ended September 30, 2008, an increase of $0.5 million, or 16.8%, compared to revenue of $3.3 million for the three months ended September 30, 2007. Revenue associated with bankruptcy servicing fees earned from Ascension was $11.0 million for the nine months ended September 30, 2008, an increase of $1.3 million, or 14.1%, compared to revenue of $9.7 million for the nine months ended September 30, 2007. The increase in Ascension revenue for the three and nine months ended September 30, 2008 was due to the slightly higher volume of bankruptcy placements.

Operating Expenses

Total operating expenses were $55.8 million for the three months ended September 30, 2008, an increase of $3.8 million, or 7.1%, compared to total operating expenses of $52.0 million for the three months ended September 30, 2007.

Total operating expenses were $162.7 million for the nine months ended September 30, 2008, an increase of $8.3 million, or 5.4%, compared to total operating expenses of $154.4 million for the nine months ended September 30, 2007.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits decreased by $2.1 million, or 12.7%, to $15.0 million during the three months ended September 30, 2008, from $17.1 million during the three months ended September 30, 2007. The decrease was the result of a decrease of $0.4 million in health and life insurance costs and a decrease of $2.1 million in salaries and related payroll taxes and benefits, resulting from the reduction in our workforce, associated with our cost savings initiatives implemented in September 2007, when we recorded a one-time restructuring charge of $1.4 million. The decrease was partially offset by an increase of $0.4 million in other employee benefits.

Total salaries and employee benefits decreased by $4.9 million, or 9.7%, to $45.5 million during the nine months ended September 30, 2008, from $50.4 million during the nine months ended September 30, 2007. The decrease was the result of a decrease of $0.2 million in health and life insurance costs and a decrease of $5.4 million in salaries and related payroll taxes and benefits, resulting from the reduction in our workforce, associated with our cost savings initiatives implemented in September 2007, when we recorded a one-time restructuring charge of $1.4 million. The decrease was partially offset by a net increase of $0.7 million in other employee benefits.

Stock-based compensation expenses

Stock-based compensation expense decreased by $0.4 million, or 32.9%, to $0.9 million during the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The decrease was primarily attributable to certain grants becoming fully vested prior to the quarter and a decrease in the fair value of stock options granted in recent years.

Stock-based compensation expense decreased by $0.1 million, or 3.2%, to $3.2 million during the nine months ended September 30, 2008, from $3.3 million for the nine months ended September 30, 2007. The decrease was a result of a reduction in expenses as a result of fewer grants and the decreased fair value of stock options granted in recent years. The decrease was partially offset by a one-time reduction in expense in the nine months ended September 30, 2007, due to a change in assumptions used during that period. This change in assumptions resulted in a cumulative adjustment reducing stock-based compensation expense by $0.4 million for the nine months ended September 30, 2007.

Cost of legal collections

The cost of legal collections increased $4.5 million, or 21.7%, to $25.4 million during the three months ended September 30, 2008, compared to $20.9 million during the three months ended September 30, 2007. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $7.3 million, or 17.0%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $49.8 million during the three months ended September 30, 2008, compared to $42.5 million collected during the three months ended September 30, 2007. The cost of legal collections as a percent of gross collections through this channel, increased to 51.0% during the three months ended September 30, 2008, from 49.0% during the three months ended September 30, 2007. This increase is primarily attributable to an increase in upfront litigation costs.

The cost of legal collections increased $9.9 million, or 16.6%, to $69.5 million during the nine months ended September 30, 2008, compared to $59.6 million during the nine months ended September 30, 2007. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $17.5 million, or 13.8%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $144.2 million during the nine months ended September 30, 2008, compared to $126.7 million collected during the nine months ended September 30, 2007. The cost of legal collections as a percent of gross collections through this channel increased to 48.2% during the nine months ended September 30, 2008, from 47.1% during the nine months ended September 30, 2007. This increase is primarily attributable to an increase in upfront litigation costs.

Other operating expenses

Other operating expenses increased $1.0 million, or 20.7%, to $6.0 million during the three months ended September 30, 2008, from $5.0 million during the three months ended September 30, 2007. The increase was primarily the result of an increase of $0.5 million related to direct mail campaign expenses, an increase of $0.3 million in Ascension legal expenses due to the addition of litigation only clients, and a net increase of $0.6 million in various other operating expenses. The increase was partially offset by a decrease of $0.2 million in skip tracing expenses and a decrease of $0.2 million in the amortization of a previously acquired deferred revenue asset.

Other operating expenses increased $0.7 million, or 4.0%, to $17.7 million during the nine months ended September 30, 2008, from $17.0 million during the nine months ended September 30, 2007. The increase was primarily the result of an increase of $1.3 million related to direct mail campaign expenses, an increase of $0.5 million in Ascension legal expenses due to the addition of litigation only clients, and a net increase of $0.3 million in various other operating expenses. The increase was partially offset by a decrease of $0.7 million in skip tracing expenses and a decrease of $0.7 million in the amortization of a previously acquired deferred revenue asset.

Collection agency commissions

During the three months ended September 30, 2008, we incurred $3.0 million in commissions to third party collection agencies, or 38.0% of the related gross collections of $7.9 million compared to $2.5 million in commissions, or 35.9% of the related gross collections of $6.9 million, during the three months ended September 30, 2007. The increase in commissions was consistent with the increase in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

During the nine months ended September 30, 2008, we incurred $10.8 million in commissions to third party collection agencies, or 37.5% of the related gross collections of $28.9 million, compared to $8.6 million in commissions, or 36.9% of the related gross collections of $23.4 million, during the nine months ended September 30, 2007. The increase in commissions was consistent with the increase in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

General and administrative expenses

General and administrative expenses increased $0.4 million, or 9.0%, to $4.9 million during the three months ended September 30, 2008, from $4.5 million during the three months ended September 30, 2007. The increase was primarily the result of an increase of $0.4 million in corporate legal expenses.

General and administrative expenses increased $0.9 million, or 7.3%, to $13.9 million during the nine months ended September 30, 2008, from $13.0 million during the nine months ended September 30, 2007. The increase was primarily the result of an increase of $1.1 million in corporate legal expenses and litigation settlement costs and an increase of $0.3 million in various corporate insurance costs compared to the same period of the prior year, which included a $0.6 million release of reserves in the previously self insured workers compensation plan. The increase was partially offset by a decrease of $0.5 million in accounting and consulting service fees incurred in the prior year related to the filing of our 1999-2005 state tax returns.

Depreciation and amortization

Depreciation and amortization expense decreased $0.1 million, or 19.1%, to $0.7 million during the three months ended September 30, 2008, from $0.8 million during the three months ended September 30, 2007. Depreciation expense was $0.5 million for the three months ended September 30, 2008, compared to $0.6 million for the three months ended September 30, 2007. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension, remained consistent at $0.2 million during the three months ended September 30, 2008 and 2007.

Depreciation and amortization expense decreased $0.3 million, or 14.9%, to $2.2 million during the nine months ended September 30, 2008, from $2.5 million during the nine months ended September 30, 2007. Depreciation expense was $1.6 million for the nine months ended September 30, 2008, compared to $1.7 million for the nine months ended September 30, 2007. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.6 million for the nine months ended September 30, 2008, compared to $0.8 million for the nine months ended September 30, 2007.

Interest expense

Total interest expense increased $0.2 million, or 6.4%, to $3.9 million during the three months ended September 30, 2008, from $3.6 million during the three months ended September 30, 2007.

Total interest expense decreased $14.4 million, or 55.7%, to $11.4 million during the nine months ended September 30, 2008, from $25.8 million during the nine months ended September 30, 2007.

The following tables summarize our interest expense (in thousands, except percentages):

	For the Three Months Ended September 30,
	2008	2007	$ Change	% Change
Stated interest on debt obligations	$3,345	$3,277	$68	2.1%
Amortization of loan fees and other loan costs	535	371	164	44.2%

Total interest expense	$3,880	$3,648	$232	6.4%

	For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Stated interest on debt obligations	$10,151	$8,752	$1,399	16.0%
Amortization of loan fees and other loan costs	1,258	1,152	106	9.2%

Subtotal	11,409	9,904	1,505	15.2%
Contingent interest	—	4,123	(4,123)	(100.0)%
Pay-off of future contingent interest	—	11,733	(11,733)	(100.0)%

Total interest expense	$11,409	$25,760	$(14,351)	(55.7)%

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

Gain on repurchase of debt, net

In April 2008, we repurchased $5.0 million principal amount of our outstanding convertible senior notes, for a total price of $3.5 million, plus accrued interest. This transaction left $95.0 million principal amount of our convertible senior notes outstanding. This repurchase also resulted in a pre-tax gain of $1.5 million, which was partially offset by a $0.1 million write-off of the debt issuance costs related to the portions of the senior convertible notes repurchased. The net gain of $1.4 million was recognized in our consolidated statement of operations for the nine months ended September 30, 2008.

Other income and expense

During the three months ended September 30, 2008, total other expense was less than $0.1 million, compared to other income of less than $0.1 million for the three months ended September 30, 2007.

During the nine months ended September 30, 2008, total other income was $0.3 million, compared to other income of $0.2 million for the nine months ended September 30, 2007.

Provision for income taxes

During the three months ending September 30, 2008, we recorded an income tax provision of $2.9 million, reflecting an effective rate of 43.7% of pretax income. Our effective tax rate for the three months ended September 30, 2008, differed from the Federal statutory rate primarily due to the net effect of state taxes and the effect of permanent book versus tax differences. For the three months ended September 30, 2007, we recorded an income tax provision of $1.7 million, reflecting an effective rate of 24.3% of pretax income. Our effective tax rate for the three months ended September 30, 2007, primarily consisted of an expense for Federal income taxes of 32.6% (which is net of a provision for state taxes of 2.4%), an expense for state taxes of 6.8%, a provision for the effect of permanent book versus tax differences of 0.1%, and a one-time benefit of 15.2% related to state taxes. The 15.2% benefit was primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting us the right to a more favorable filing methodology, a net beneficial adjustment to the state and Federal tax payables resulting from the completion of our 1999-2006 state tax returns, a beneficial adjustment to our deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006.

During the nine months ended September 30, 2008, we recorded an income tax provision of $13.0 million, reflecting an effective rate of 41.0% of pretax income. Our effective tax rate for the nine months ended September 30, 2008, differed from the Federal statutory rate primarily due to the net effect of state taxes. For the nine months ended September 30, 2007, we recorded an income tax provision of $5.1 million, reflecting an effective rate of 33.1% of pretax income. Our effective tax rate for the nine months ended September 30, 2007, primarily consisted of a provision for Federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a provision for state taxes of 6.8%, a provision for the effect of permanent book verses tax differences of 0.1%, and a one-time benefit of 6.4% related to state taxes. The 6.4% benefit was primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting us the right to a more favorable filing methodology, a net beneficial adjustment to the state and Federal tax payables resulting from the completion of our 1999-2006 state tax returns, a beneficial adjustment to our deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

			Cumulative Collections through September 30, 2008
Year of Purchase	Purchase Price[1]		<2001	2001	2002	2003	2004	2005	2006	2007	2008	Total[2]	CCM[3]
<1999	$41,117	[4]	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$989	$410	$142,883	3.5
1999	48,805		29,163	19,174	16,259	11,508	8,654	5,157	3,513	1,954	924	96,306	2.0
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	566	274	27,043	4.4
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	5,644	2,448	180,239	4.7
2002	61,495		—	—	48,322	70,227	62,282	45,699	33,694	14,902	6,505	281,631	4.6
2003	88,513		—	—	—	59,038	86,958	69,932	55,131	26,653	11,415	309,127	3.5
2004	101,337		—	—	—	—	39,400	79,845	54,832	34,625	15,662	224,364	2.2
2005	192,850		—	—	—	—	—	66,491	129,809	109,078	55,119	360,497	1.9
2006	142,043		—	—	—	—	—	—	42,354	92,265	57,340	191,959	1.4
2007	204,430		—	—	—	—	—	—	—	68,048	113,111	181,159	0.9
2008	166,146		—	—	—	—	—	—	—	—	40,829	40,829	0.2

Total	$1,091,075		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$354,724	$304,037	$2,036,037	1.9

[1]

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

[2]	Cumulative collections from inception through September 30, 2008.
[3]	Cumulative Collections Multiple (“CCM”) through September 30, 2008 – collections as a multiple of purchase price.
[4]	From inception through December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price[1]		Historical Gross Collections[2]	Estimated Remaining Collections[3,4]	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	[5]	$142,883	$211	$143,094	3.5
1999	48,805		96,306	560	96,866	2.0
2000	6,153		27,043	228	27,271	4.4
2001	38,186		180,239	1,653	181,892	4.8
2002	61,495		281,631	5,042	286,673	4.7
2003	88,513		309,127	13,849	322,976	3.6
2004	101,337		224,364	34,973	259,337	2.6
2005	192,850		360,497	135,052	495,549	2.6
2006	142,043		191,959	170,334	362,293	2.6
2007	204,430		181,159	309,290	490,449	2.4
2008	166,146		40,829	383,771	424,600	2.6

Total	$1,091,075		$2,036,037	$1,054,963	$3,091,000	2.8

[1]	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.
[2]	Cumulative collections from inception through September 30, 2008.
[3]	Includes $1.2 million in expected collections for the healthcare portfolios on cost recovery.
[4]	Effective January 1, 2008, we revised our UCS and BLS methodologies by extending our collection forecast from 72 months to 84 months.
[5]	From inception through December 31, 1998.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2008[2]	2009	2010	2011	2012	2013	2014	2015	Total
<1999[1]	$67	$144	$—	$—	$—	$—	$—	$—	$211
1999[1]	228	253	79	—	—	—	—	—	560
2000[1]	70	158	—	—	—	—	—	—	228
2001[1]	413	1,134	106	—	—	—	—	—	1,653
2002[1]	1,448	3,460	134	—	—	—	—	—	5,042
2003	2,660	8,593	2,596	—	—	—	—	—	13,849
2004	3,787	15,948	10,426	4,812	—	—	—	—	34,973
2005	14,636	51,757	35,380	24,209	9,070	—	—	—	135,052
2006	15,489	54,446	39,328	29,526	21,479	10,066	—	—	170,334
2007	32,786	111,685	68,716	44,363	29,872	17,359	4,509	—	309,290
2008	25,181	121,258	89,286	59,605	40,842	27,100	15,903	4,596	383,771

Total	$96,765	$368,836	$246,051	$162,515	$101,263	$54,525	$20,412	$4,596	$1,054,963

[1]	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.
[2]	2008 amount consists of three months data, from October 1, 2008 to December 2008.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of September 30, 2008 (in thousands, except percentages):

	Unamortized Balance as of September 30, 2008[1]	Purchase Price[2]	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$895	$61,495	1.5%	0.2%
2003	2,808	88,513	3.2%	0.6%
2004	14,420	101,337	14.2%	3.3%
2005	61,044	192,850	31.7%	13.7%
2006	72,214	142,043	50.8%	16.2%
2007	138,876	204,430	67.9%	31.2%
2008	154,706	166,146	93.1%	34.8%

Total	$444,963	$956,814	46.5%	100.0%

[1]	Includes $1.2 million for healthcare portfolios being accounted for on the cost recovery method.
[2]

Purchase price refers to the cash paid to a seller to acquire a portfolio less Put- Backs, plus allocation of our forward flow asset (if applicable), and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Collections by Channel

During the three and nine months ended September 30, 2008 and 2007, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Collection sites	$36,858	$30,571	$119,076	$97,082
Legal collections	49,765	42,546	144,241	126,706
Collection agencies	7,881	6,894	28,851	23,397
Sales	3,166	4,992	11,013	20,261
Other	107	627	1,081	2,336

Gross collections for the period	$97,777	$85,630	$304,262	$269,782

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended September 30,				Collection Agencies Three Months Ended September 30,
	2008		2007		2008		2007
Collections	$49,765	100.0%	$42,546	100.0%	$7,881	100.0%	$6,894	100.0%
Commissions	$14,452	29.0%	$12,072	28.4%	$2,996	38.0%	$2,478	35.9%
Court cost expense[1]	10,361	20.8%	8,285	19.4%	—	—	—	—
Other[2]	577	1.2%	511	1.2%	—	—	—	—

Total Costs	$25,390	51.0%	$20,868	49.0%	$2,996	38.0%	$2,478	35.9%

	Legal Collections Nine Months Ended September 30,				Collection Agencies Nine Months Ended September 30,
	2008		2007		2008		2007
Collections	$144,241	100.0%	$126,706	100.0%	$28,851	100.0%	$23,397	100.0%
Commissions	$41,437	28.7%	$36,366	28.7%	$10,808	37.5%	$8,639	36.9%
Court cost expense[1]	26,377	18.3%	21,848	17.3%	—	—	—	—
Other[2]	1,711	1.2%	1,435	1.1%	—	—	—	—

Total Costs	$69,525	48.2%	$59,649	47.1%	$10,808	37.5%	$8,639	36.9%

[1]

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

[2]	Other costs consist primarily of costs related to counter claims.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs ( in thousands, except percentages):

	Gross Collections by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007	2008	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$2,524	$72,805
2004	—	$23,455	$37,674	$21,676	$12,029	$4,856	$99,690
2005	—	—	$21,694	$40,762	$22,152	$8,763	$93,371
2006	—	—	—	$39,395	$82,740	$35,713	$157,848
2007	—	—	—	—	$41,958	$64,600	$106,558
2008[2]	—	—	—	—	—	$25,566	$25,566

[1]	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.
[2]	2008 amount consists of nine months data, from January 1, 2008, to September 30, 2008.

	Court Costs by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007	2008	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$75	$4,047
2004	—	$2,509	$2,937	$1,087	$406	$164	$7,103
2005	—	—	$3,271	$4,426	$859	$264	$8,820
2006	—	—	—	$10,158	$10,291	$1,458	$21,907
2007	—	—	—	—	$15,357	$10,429	$25,786
2008[2]	—	—	—	—	—	$11,318	$11,318

[1]       Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

[2]       2008 amount consists of nine months data, from January 1, 2008, to September 30, 2008.

	Commissions by Year of Collection[1]
Placement Year	2003	2004	2005	2006	2007	2008	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$721	$22,869
2004	—	$7,273	$12,060	$6,653	$3,498	$1,405	$30,889
2005	—	—	$6,725	$12,108	$6,364	$2,516	$27,713
2006	—	—	—	$11,451	$23,659	$10,200	$45,310
2007	—	—	—	—	$11,845	$18,472	$30,317
2008[2]	—	—	—	—	—	$7,359	$7,359

[1]       Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

[2]       2008 amount consists of nine months data, from January 1, 2008, to September 30, 2008.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	31.6%	37.0%
2004	—	41.7%	39.8%	35.7%	32.4%	32.3%	38.1%
2005	—	—	46.1%	40.6%	32.6%	31.7%	39.1%
2006	—	—	—	54.9%	41.0%	32.6%	42.6%
2007	—	—	—	—	64.8%	44.7%	52.7%
2008[1]	—	—	—	—	—	73.1%	73.1%
[1] 2008 amount consists of nine months data, from January 1, 2008, to September 30, 2008.

	Lawsuits Filed by Year[1]
Placement Year[2]	2003	2004	2005	2006	2007	2008	Total
2003	23	29	5	2	—	—	59
2004	—	59	39	11	2	—	111
2005	—	—	76	46	3	—	125
2006	—	—	—	205	105	4	314
2007	—	—	—	—	269	102	371
2008[3]	—	—	—	—	—	235	235

[1]	Represents the year the account was placed into litigation.
[2]	Represents the year the account was placed into our legal channel.
[3]	2008 amount consists of nine months data, from January 1, 2008, to September 30, 2008.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended September 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$413,256	$1,303	$—	$414,559
Purchases of receivable portfolios	66,107	—	—	66,107
Gross collections[1]	(95,349)	(89)	(2,259)	(97,697)
Put-backs and recalls	(562)	(1)	—	(563)
Revenue recognized	67,566	—	2,259	69,825
Impairment, net	(7,268)	—	—	(7,268)

Balance, end of period	$443,750	$1,213	$—	$444,963

Revenue as a percentage of collections[3]	70.9%	0.0%	100.0%	71.5%

	For the Three Months Ended September 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$327,586	$—	$—	$327,586
Purchases of receivable portfolios	47,869	—	—	47,869
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections[1]	(82,213)	—	(3,316)	(85,529)
Put-backs and recalls	(523)	—	—	(523)
Revenue recognized	59,920	—	3,316	63,236
Impairment, net	(2,430)	—	—	(2,430)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$346,968	$1,850	$—	$348,818

Revenue as a percentage of collections[3]	72.9%	0.0%	100.0%	73.9%

	For the Nine Months Ended September 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	166,501	—	—	166,501
Gross collections[1]	(296,178)	(419)	(7,440)	(304,037)
Put-backs and recalls	(2,597)	(13)	—	(2,610)
Revenue recognized[2]	201,453	—	7,440	208,893
Impairment, net [2]	(15,993)	—	—	(15,993)

Balance, end of period	$443,750	$1,213	$—	$444,963

Revenue as a percentage of collections[3]	68.0%	0.0%	100.0%	68.7%

	For the Nine Months Ended September 30, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	134,392	—	—	134,392
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections[1]	(256,943)	—	(12,471)	(269,414)
Put-backs and recalls	(2,097)	—	—	(2,097)
Revenue recognized	175,676	—	12,471	188,147
Impairment, net	(1,167)	—	—	(1,167)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$346,968	$1,850	$—	$348,818

Revenue as a percentage of collections[3]	68.4%	0.0%	100.0%	69.8%

[1]	Does not include amounts collected on behalf of others.
[2]	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.
[3]	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

As of September 30, 2008, we had $445.0 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2008[1]	$24,290
2009	139,317
2010	101,314
2011	74,378
2012	53,735
2013	33,791
2014	14,298
2015	3,840

Total	$444,963

[1]	2008 amount consists of three months data from October 1, 2008 to December 31, 2008.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007 (in thousands, except percentages):

	For The Three Months Ended September 30,
Variance Component	2008	2007	Change	Revenue Variance
Average portfolio balance	$407,153	$331,113	$76,040	$13,761
Weighted average effective interest rate[1]	66.4%	72.4%	(6.0)%	$(6,115)
Zero basis revenue	$2,259	$3,316		$(1,057)
Net impairment	$(7,268)	$(3,821)		$(3,447)

Total variance				$3,142

	For The Nine Months Ended September 30,
Variance Component	2008	2007	Change	Revenue Variance
Average portfolio balance	$400,030	$314,481	$85,549	$47,789
Weighted average effective interest rate[1]	67.2%	74.5%	(7.3)%	$(22,012)
Zero basis revenue	$7,440	$12,471		$(5,031)
Net impairment	$(15,993)	$(2,558)		$(13,435)

Total variance				$7,311

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

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation[2]
Q1 2005	513	530,047	19,523	—
Q2 2005[1]	2,773	3,675,277	121,939	—
Q3 2005	434	381,508	14,151	2,330
Q4 2005	1,568	1,326,216	39,941	1,935
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—

[1]	Purchase price for Q2 2005 includes a $0.9 million cost adjustment associated with the finalization of the Jefferson Capital purchase price allocation.
[2]

Allocation of the forward flow asset to the cost basis of receivable portfolio purchases. In July 2008, we ceased forward flow purchases from Jefferson Capital Group due to a breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. See Note 10 to our unaudited condensed consolidated financial statements for further information about our dispute with Jefferson Capital and CompuCredit.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Credit card	$57,107	$40,971	$142,552	$121,232
Other	9,000	6,898	23,949	13,160

	$66,107	$47,869	$166,501	$134,392

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$44,625	$2,843
Net cash used in investing activities	$(65,325)	$(42,999)
Net cash provided by financing activities	$21,203	$33,843

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

On May 7, 2007, we entered into an agreement with the lender under our Secured Financing Facility to eliminate all future Contingent Interest payments, for the one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make Contingent Interest payments under this facility. See Note 7 to the unaudited condensed consolidated financial statements for a further discussion of this one-time payment.

Operating Cash Flows

Net cash provided by operating activities was $44.6 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided by operating activities was primarily attributable to an increase of $8.4 million in net income, an increase of $13.4 million in a non-cash add back related to the net impairment of our receivable portfolios, and a decrease of $9.9 million in prepaid income tax. The remaining change was due to adjustments in other non-cash operating activities and changes in other operating assets and liabilities.

Investing Cash Flows

Net cash used in investing activities was $65.3 million for the nine months ended September 30, 2008 and $43.0 million for the nine months ended September 30, 2007.

The cash flows used in investing activities for the nine months ended September 30, 2008, are primarily related to receivable portfolio purchases of $160.9 million ($166.5 million of gross purchases less our forward flow allocation of $5.6 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $95.1 million. The cash flows used in investing activities for the nine months ended September 30, 2007, primarily related to receivable portfolio purchases of $125.2 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $81.3 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.1 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Financing Cash Flows

Net cash provided by financing activities was $21.2 million and $33.8 million for the nine months ended September 30, 2008 and 2007, respectively.

The cash provided by financing activities during the nine months ended September 30, 2008, reflects $57.0 million in borrowings under our Revolving Credit Facility, offset by $32.2 million in repayments of principal, and $3.5 million used to repurchase $5.0 million principal amount of our outstanding convertible senior notes. The cash provided by financing activities during the nine months ended September 30, 2007, reflects $53.0 million in borrowings, offset by $20.0 million in repayments under our Revolving Credit Facility.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of September 30, 2008, (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving credit facility	$197,000	$—	$197,000	$—	$—
3.375% convertible senior notes	95,000	—	95,000	—	—
Estimated interest payments[1]	26,022	13,556	12,466	—	—
Accrued income taxes[2]	3,055	3,055	—	—	—
Purchase commitments on receivable portfolios[3]	57,982	57,982
Lease obligations	14,421	3,442	5,531	3,710	1,738
Employee agreements	211	211	—	—	—

Total contractual cash obligations	$393,691	$78,246	$309,997	$3,710	$1,738

[1]

We calculated estimated interest payments for long-term debt as follows: for the 3.375% convertible senior notes we calculated interest based on the applicable rates and payment dates. For our revolving credit facility, we calculated the interest for the hedged portion using fixed interest rates plus the required spread. For the remaining balance which is subject to a variable interest rate, we estimated interest rates based on our determination of the most likely scenario. We expect to settle such interest payments with cash flows from operating activities.

[2]

As of September 30, 2008, the non-current portion of our income tax liability was approximately $14.4 million, which was not included in the total above. At this time, the settlement period for the non-current portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. Refer to Note 8 to the unaudited consolidated financial statements for further information on our income taxes. We expect to settle cash income tax payments with cash flows from operating activities.

[3]

Certain of these purchase commitments allow us to cancel the commitment with a 60-day notice or a one-time cancellation fee. We do not anticipate cancelling any of these commitments at this time and, as a result, have included the entire anticipated future commitment.

Our Revolving Credit Facility has a remaining term of 1.6 years and, to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. The outstanding balance on our Revolving Credit Facility as of September 30, 2008, was $197.0 million. Effective July 3, 2008, we expanded the capacity of our Revolving Credit Facility from $230.0 million to $335.0 million, which provides us with a significant amount of additional capital to fund our growth. For additional information on our debt, see Note 7 to our unaudited condensed consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge of our statement of operations of $6.9 million after the effect of income taxes), we have achieved 27 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $5.4 million as of September 30, 2008, and our expanded borrowing capacity and borrowing base availability under our Revolving Credit Facility.

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

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1 originally filed in September 2003 and alleged to be included in our Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of our anti-SLAAP motion. The appellate court denied our request for a rehearing and the case has been returned to the district court where it will proceed from the point at which it was stayed. We believe the claims are without merit and intend to vigorously defend the action. Although the outcome of this matter cannot be predicted with certainty, we do not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

We have commenced Arbitration proceedings and the Arbitrators have just been identified. We have ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. In response to our Notice of Breach, Jefferson Capital and CompuCredit delivered its own Notice of Default to us alleging our breach of forward flow purchase, bankruptcy sale and balance transfer obligations and initiated a separate arbitration of our alleged breach of our bankruptcy sale obligations.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth below, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. These factors include, but are not limited to, the following:

•	Recent instability in the financial markets may affect our access to capital, our ability to purchase accounts, and the success of our collection efforts;

•	Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may not be able to collect sufficient amounts on our receivable portfolios to recover our costs and fund our operations;

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 8, dated as of July 3, 2008, to the Credit Agreement dated as of June 7, 2005, by and among Encore Capital Group, Inc., the lenders identified on the signature pages thereto, as Lenders, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 7, 2008).

10.2	Form of Restricted Stock Unit Grant Notice and Agreement (filed herewith).

18.1	Letter from independent registered public accounting firm BDO Seidman, LLP, dated as of October 24, 2008, regarding change in presentation method of the statement of cash flows (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: October 28, 2008

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 8, dated as of July 3, 2008, to the Credit Agreement dated as of June 7, 2005, by and among Encore Capital Group, Inc., the lenders identified on the signature pages thereto, as Lenders, and JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 7, 2008).

10.2	Form of Restricted Stock Unit Grant Notice and Agreement (filed herewith).

18.1	Letter from independent registered public accounting firm BDO Seidman, LLP, dated as of October 24, 2008, regarding change in presentation method of the statement of cash flows (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).