Form 10-K
period 2008-12-31
ENCORE CAPITAL GROUP INC
filed 2009-02-11
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 11,289,316 shares was $99,684,660 at June 30, 2008, based on the closing price of the common stock of $8.83 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at January 30, 2009, was 23,060,871.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of shareholder to be held in 2009 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

PART I

Item 1—Business

An Overview of Our Business

Nature of Business

We are a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through our wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. We acquire receivable portfolios at deep discounts from their face values using our proprietary valuation process that is based upon an analysis of the individual consumer attributes of the underlying accounts. Based upon our ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment. The receivable portfolios we purchase consist primarily of unsecured, charged-off domestic consumer credit card, auto loan deficiency and telecom receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. From 2006 through August 2007, we also purchased healthcare receivables from hospitals and resellers of healthcare receivables. In September 2007, we exited our healthcare purchasing and internal collection activities, although we are still receiving collections from certain healthcare portfolios that we own. Acquisitions of receivable portfolios are financed from operating cash flows and borrowings from third parties. See Note 8 to our consolidated financial statements for further discussion of our debt. Encore is a Delaware holding company whose assets consist of investments in its subsidiaries.

We have been in the collection business for 55 years and started purchasing portfolios for our own account approximately 18 years ago. From our inception through December 31, 2008, we have invested approximately $1.2 billion to acquire 25.5 million consumer accounts with a face value of approximately $39.3 billion.

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

We evaluate each portfolio for purchase using the proprietary valuation and underwriting processes developed by our in-house team of statisticians. Unlike many of our competitors, which we believe primarily base their purchase decisions on numerous aggregated portfolio-level factors, including the lender/originator, the type of receivables to be purchased, or the number of collection agencies the accounts have been placed with previously, we base our purchase decisions primarily on our analysis of the specific accounts included in a portfolio. Based upon this analysis, we determine a value for each account, which we aggregate to produce a valuation of the entire portfolio. We believe this capability allows us to perform more accurate valuations of receivable portfolios. We have successfully applied this methodology to receivables across multiple asset classes.

After we purchase a portfolio, we continuously refine our analysis of the accounts to determine the best strategy for collection. As with our purchase decisions, our collection strategies are based on account level criteria. Our collection strategies include:

•	the use of a nationwide network of collection attorneys to pursue legal action where appropriate;

•	outbound calling, driven by proprietary, predictive software, by our own collection workforce located at our three domestic call centers and our international call center in India;

•	the use of multiple third party collection agencies;

•	direct mail campaigns coordinated by our in-house marketing group;

•	the transfer of accounts to a credit card provider, generating a payment to us; and

•	the sale of accounts where appropriate.

Investors wishing to obtain more information about Encore Capital Group, Inc. may access our Internet site (www.encorecapitalgroup.com). Our site allows access to relevant investor related information, free of charge, such as Security and Exchange Commission (“SEC”) filings, analyst coverage and earnings estimates, press releases, featured articles, an event calendar and frequently asked questions. SEC filings are available on our website as soon as reasonably practicable after being filed with, or furnished to, the SEC. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K.

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

Account-Based Portfolio Valuation. We analyze each account within a portfolio presented to us for purchase to determine the likelihood and expected amount of payment. We utilize an internally-developed valuation process based on a set of proprietary statistical models that predict behavior at the consumer level. Individual consumer characteristics are weighted and account-level payment expectations are determined. The expectations for each account are then aggregated to arrive at a portfolio-level liquidation assessment and a valuation for the entire portfolio is made. Our valuations are derived in large part from information accumulated on approximately 23.0 million accounts acquired since mid-2000, supplemented by external data purchased from data providers.

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

Our Strategy

To enhance our position in the industry, we have implemented a business strategy that emphasizes the following elements:

Implement and Refine New and Existing Collection Channels. We continually refine our collection processes and evaluate new collection strategies, such as strategic outsourcing, to further supplement our traditional call center approach. We believe that our multiple and dynamic approach to collections increases our opportunity to achieve enhanced returns on our investments.

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

Identify purchase opportunities. We employ a team of professionals who maintain relationships with the largest credit grantors in the United States. Their role is to identify purchase opportunities and secure, if possible, exclusive negotiation rights for us.

Analyze purchase opportunities using account level analytics. Once a portfolio acquisition is identified, our internal modeling team analyzes information provided by the seller and other external sources, if appropriate, to determine the expected value of each potential new consumer. The expected value of each individual consumer is aggregated into a total portfolio value. We will remain focused on making purchasing decisions based on sound quantitative and qualitative analysis.

Collection Strategies

We expand upon the insights created during our purchasing process when building account collection strategies. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively worked post-purchase. Throughout our ownership period, we continuously refine this analysis to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•

Legal Action. We generally outsource those accounts where it appears the debtor is able, but unwilling, to pay. We utilize lawyers that specialize in collection matters, paying them a contingency fee on amounts collected. This process is managed by our Legal Outsourcing Department. Prior to sending accounts to a law firm, a specialized internal group of collectors, “Recovery Collectors,” communicates to the debtor our intention to have a lawyer evaluate the suitability of the account for litigation if payment arrangements cannot be established.

•

Call Centers. We maintain domestic collection call centers in San Diego, CA, Phoenix, AZ and St. Cloud, MN and an international call center in Gurgaon, India. Each call center consists of multiple collection departments. Account Managers supervised by Group Managers are divided into specialties. Account Managers are trained to use a friendly, but firm approach to assess the willingness of the customer to pay. They attempt to work with customers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, collectors advise the debtors of alternative sources of financing to pay off their debt. In cases where a payment plan is developed, collectors encourage debtors to pay through automatic payment arrangements.

•

Third Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingency fee for each dollar collected. Generally, we use these agencies on accounts when we believe they can liquidate better or less expensively on certain accounts than we can in our internal call centers. These include, among others, accounts that generally have low liquidation expectations, such as accounts with small balances or with limited consumer contact information. We also use agencies to initially provide us a way to scale quickly when large purchases are made and as a challenger to our internal call center collection teams.

•

Direct Mail. We have an in-house marketing team that develops innovative mail campaigns. The mail campaigns generally offer debtors targeted discounts on their balances owed to encourage settlement of their accounts and to provide us with a low cost recovery method.

•

Sale. We believe our ability to analyze portfolios enables us to periodically sell a portion of such portfolios to buyers at a favorable price. We may consider selling certain accounts if we believe the current market price exceeds our estimate of the net present value of the estimated remaining collections or determine that additional recovery efforts are not warranted. In addition, prior to July 2008, under contractual obligations with Jefferson Capital Systems, LLC (“Jefferson Capital”), we sold, on a forward flow basis, all accounts for which the debtor has filed for protection under the United States Bankruptcy Code. We ceased sales pursuant to this agreement in connection with litigation commenced by the Federal Trade Commission against Jefferson Capital and its parent company, CompuCredit Corporation, for deceptive marketing practices, among other allegations. See Note 12 to our consolidated financial statements for a further discussion of our dispute with Jefferson Capital relating to their breach of our asset purchase and forward flow agreement and balance transfer agreement.

•

Account Balance Transfer. We may transfer to our credit card partners accounts for which this approach offers the highest opportunity for success. The credit card partners may offer the debtor the opportunity to establish new credit and to transfer the balance onto a new credit card. If the account is transferred we receive an agreed-upon payment.

•

Skip Tracing. If a debtor’s phone number proves inaccurate when a collector calls an account, or if current contact information for a debtor is not available at the time of account purchase, then the account is automatically routed to our skip tracing process. We currently use a number of different companies to provide phone numbers and addresses.

•

Inactive. We use our collection resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote. For example, for accounts where the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased, no collection method of any sort is assigned.

Competition

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies, financial services companies and a number of well-funded, entrants with limited experience in our industry. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third-party agency collections and into offering credit card and other financial services as part of their recovery strategy. In the current economic environment, we have seen significant changes in the competitive arena over the last year characterized by fewer potential purchasers of accounts, limited new entrants into the business, increases of portfolios available for purchase and resulting decreases in portfolio purchase prices.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the ease of negotiating and closing the prospective portfolio purchases with us, including our ability to obtain funding and our reputation with respect to the quality of services that we provide. There continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. Countering the forces described in the preceding paragraph, this consolidation has limited the number of sellers in the market and has correspondingly given the remaining sellers increasing market strength in establishing the price and terms of the sale of credit card accounts.

Government Regulation

In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. We believe that we have satisfied all material licensing and bonding requirements, and are in compliance with all material government regulations. Adoption of new licensing requirements, or changing interpretations of existing requirements, could restrict our ability to collect in states, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state statutes establish specific guidelines and procedures which debt collectors must follow when communicating with customers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities, even though we may not be specifically subject to these laws. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. In addition to the FDCPA, significant federal laws applicable to our business include the following:

•	Truth-In-Lending Act;
•	Fair Credit Billing Act;
•	Equal Credit Opportunity Act;
•	Fair Credit Reporting Act;
•	Electronic Funds Transfer Act;
•	U.S. Bankruptcy Code;
•	Gramm-Leach-Bliley Act;
•	Health Insurance Portability and Accountability Act; and
•	Regulations that relate to these Acts

Additionally, there may be comparable statutes in those states in which our customers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit originator may impose on its customers, and also limit the time in which we may file legal actions to enforce consumer accounts.

The relationship between a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we do not issue credit cards, these laws affect some of our operations because the majority of our receivables were originated through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the debtors that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to their credit card accounts that resulted from unauthorized use of their credit cards. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account.

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

The laws described above, among others, as well as any new or changed laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to our receivables.

Employees

As of December 31, 2008, we had approximately 1,100 employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Item 1A—Risk Factors

Risk Factors

Recent instability in the financial markets and global economy may affect our access to capital, our ability to purchase accounts, and the success of our collection efforts.

Recently, the residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, volatility in security prices, rating downgrades of certain investments and declining valuations of others. These factors, combined with fluctuating oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in the U.S. or elsewhere and continuing credit and liquidity concerns could further reduce our ability to collect on our purchased consumer receivable portfolios and would adversely affecting their value. In addition, continued or further credit market dislocations or sustained market downturns may reduce the ability of lenders to originate new credit, limiting our ability to purchase consumer receivable portfolios in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

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

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Annual Report on Form 10-K:

•	the timing and amount of collections on our receivable portfolios, including the effects of seasonality and economic recession;

•	any charge to earnings resulting from an impairment in the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations;

•	the cost of credit to finance our purchases of receivable portfolios; and

•	the timing and terms of our purchases of receivable portfolios.

Due to fluctuating prices for consumer receivable portfolios, there has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. The volume of our portfolio purchases will be limited while prices are high, and may or may not increase when portolio pricing is more favorable to us. We believe our ability to collect on consumer receivable portfolios may be negatively impacted because of current economic conditions, and this may require us to increase our projected return hurdles in calculating prices we are willing to pay for individual portfolios. An increase in portfolio return hurdles may decrease the volume of portfolios we are successful in purchasing. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues and earnings for any particular future period may decrease. In the future, if operating results fall below the expectations of securities analysts and investors, the price of our common stock and convertible notes likely would decrease. In addition, uncertainty about current global economic conditions have impacted and could continue to increase the volatility of our stock price.

We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all.

Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. The market for acquiring receivable portfolios is competitive. Our industry has historically attracted a large amount of investment capital. With this inflow of capital, we saw an increase in the pricing of receivable portfolios to levels that we believed may generate reduced returns on investment. While more recently, the downturn in the economy and contraction of available capital have somewhat lessened competition for these receivable portfolios and reduced prices, there is no assurance as to how long these current economic conditions and competitive climate will continue or that portfolios will be available for purchase on terms acceptable to us or that we will collect a sufficient amount to make the portfolio collections cost-effective.

In addition to the competitive factors discussed above, the availability of consumer receivable portfolios at favorable prices and on favorable terms depends on a number of factors, within and outside of our control, including:

•	the continuation of the current growth and charge-off trends in consumer debt;

•	the continued sale of receivable portfolios by originating institutions at prevailing price levels;

•	our ability to develop and maintain long-term relationships with key major credit originators;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, and estimate the value of, portfolios;

•	changes in laws and regulations governing consumer lending, bankruptcy and collections; and

•	the potential availability of government funding to competing purchasers for the acquisition of account portfolios under various programs intended to serve as an economic stimulus.

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

We may pursue the acquisition of portfolios consisting of assets with which we have little collection experience. We may not be successful in completing any of these acquisitions. Our lack of experience with new types of receivables may cause us to pay too much for these receivable portfolios, which may substantially hinder our ability to generate profits from such portfolios. Even if we successfully acquire such new types of receivables, our existing methods of collections may prove ineffective for such new receivables and our inexperience may have a material and adverse affect on our results of operations.

We may purchase receivable portfolios that contain unprofitable accounts and we may not be able to collect sufficient amounts to recover our costs and to fund our operations.

We acquire and service receivables that the obligors have failed to pay and the sellers have deemed uncollectible and written off. The originating institutions generally make numerous attempts to recover on their nonperforming receivables, often using a combination of their in-house collection and legal departments as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables or collect sufficient amounts to cover our costs, this may materially and adversely affect our results of operations.

Collections on our receivable portfolios purchased from Jefferson Capital may be adversely affected by litigation brought against Jefferson Capital and its parent, CompuCredit Corporation, by the Federal Trade Commission and Federal Deposit Insurance Corporation and the subsequent settlement of such litigation.

As noted in Item 3 below, on June 10, 2008, the Federal Trade Commission (the “FTC”) announced that it had sued Jefferson Capital and its parent company, CompuCredit Corporation, alleging that Jefferson Capital and CompuCredit had violated the FTC Act with deceptive marketing practices when issuing credit cards, among other allegations. The FTC announced on December 19, 2008, that it had agreed to a settlement of the litigation with Jefferson Capital and CompuCredit whereby those companies will credit approximately $114.0 million to certain customer accounts, and Jefferson Capital and CompuCredit have advised us that a substantial number of the accounts affected by the settlement had been sold to us. This litigation and the resulting settlement may have an adverse effect on our collection of accounts purchased from Jefferson Capital.

We may purchase portfolios that contain accounts which do not meet our account collection criteria.

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

We may not be able to use our sales channel to sell unprofitable accounts.

Due to current economic conditions, portfolio pricing in the resale market is currently lower than historical levels. While we have in the past periodically sold certain accounts in a portfolio when we believed the current market price exceeded our estimate of the net present value of the estimated remaining collections or determined that additional recovery efforts are not warranted, we may not be able to do so if resale pricing is unfavorable or if the number of resale transactions is limited. The inability to resell unprofitable accounts may reduce our portfolio returns.

The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our models.

We use our internally developed Unified Collection Score, or UCS model, and Behavioral Liquidation Score, or BLS model, to project the remaining cash flows from our receivable portfolios. Our UCS and BLS models consider known data about our customers’ accounts, including, among other things, our collection experience and changes in external customer factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our UCS and BLS models. If we are not able to achieve these levels of forcasted collection, our revenues will be reduced or we may be required to record an impairment charge, which may materially and adversely impact our results of operations.

We may not be successful in recovering the level of court costs we anticipate recovering.

We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs. “Deferred Court Costs” represent amounts we believe we will recover from the obligors. Deferred Court Costs are in addition to the amounts owed on the obligors’ accounts that we expect to collect. These court costs may be difficult to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, this may materially and adversely affect our results of operations.

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

Moreover, we may not be able to offer competitive bids for charged-off receivable portfolios. We face bidding competition in our acquisition of charged-off receivable portfolios. In our industry, successful bids generally are awarded on a combination of price, service and relationships with the debt sellers. Some of our current and future competitors may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry. They also may pay prices for portfolios that we determine are not reasonable. We may not be able to offer competitive bids for charged-off consumer receivable portfolios. In addition, there continues to be consolidation of issuers of credit cards, which have been a principal source of receivable purchases. This consolidation has limited the number of sellers in the market and has correspondingly given the remaining sellers increasing market strength in the price and terms of the sale of credit card accounts.

In addition, we believe that issuers of credit cards are increasingly using outsourced, off-shore alternatives in connection with their collection of delinquent accounts in an effort to reduce costs. If these off-shore efforts are successful, these issuers may decrease the number of portfolios they offer for sale and increase the purchase price for portfolios they offer for sale.

Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business.

Because fixed costs, such as certain personnel costs and lease or other facilities costs, constitute a significant portion of our overhead, we may be required to reduce the number of employees in our collection operations if we do not continually augment the receivable portfolios we service with additional receivable portfolios or collect sufficient amounts on receivables we own. Reducing the number of employees can affect our business adversely and lead to:

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

We may be unable to meet our future short- or long-term liquidity requirements.

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

Volatility in U.S. credit markets could affect the Company’s ability to refinance and/or retire existing debt, obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

At the end of 2008, we had approximately $71.4 million principal amount of outstanding 3.375% Convertible Subordinated Notes due September 19, 2010, and a balance on our revolving credit facility of $238.0 million which is due to expire in May 2010. A tightening of credit availability could restrict our ability to refinance and/or retire our existing debt and to obtain funds needed to operate or expand our business. If we are unable to retire or obtain suitable replacement financing for our long-term debt when and as it becomes due, this may have a material and adverse impact on our business and financial condition.

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

We utilize the interest method to determine revenue recognized on substantially all of our receivable portfolios. Under this method, each pool of receivables is modeled based upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the pool of receivables, results in the recognition of revenue at a constant yield relative to the remaining balance in the pool. The actual amount recovered by us may substantially differ from our projections and may be lower than initially projected. If the differences are material, we may be required to take an impairment charge on a portion of our investment, which would negatively affect our earnings.

We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-3.

In October 2003, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer.” (the “SOP”) The SOP provides guidance on accounting for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP is effective for receivable portfolios acquired in fiscal years beginning after December 15, 2004 and was adopted by us on January 1, 2005. The SOP limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired. The SOP requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The SOP freezes the internal rate of return (“IRR”) originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. The SOP also amends AICPA Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. The SOP provides that previously issued annual financial statements do not need to be restated. Historically, as we have applied the guidance of AICPA Practice Bulletin 6, we have moved yields upward and downward, as appropriate under that guidance. However, since the SOP guidance does not permit yields to be lowered, there is an increased probability of our having to incur impairment charges in the future, which would negatively impact our profitability.

Present and future government regulation may limit our ability to recover and enforce the collection of receivables.

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

Some laws and regulations applicable to credit card issuers or other debt originators may preclude us from collecting on receivables we purchase where the card issuer or originator failed to comply with applicable federal or state laws in generating or servicing the receivables that we have acquired. Because our receivables generally are originated and serviced nationwide, we cannot be certain that the originating lenders have complied with applicable laws and regulations. While receivable acquisition contracts typically contain provisions indemnifying us for losses owing to the originating institution’s failure to comply with applicable laws and other events, we cannot be certain that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to customers.

We purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collections methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts through available collections methods could materially and adversely affect our results of operations.

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

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes that we cannot predict.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws, as well as our dispute with Jefferson Capital and CompuCredit Corporation.

We operate in an extremely litigious climate and currently are, and may in the future, be named as defendants in litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws.

In the past, securities class-action litigation has often been filed against a company after a period of volatility in the market price of its stock. Our industry experiences a high volume of litigation, and legal precedents have not been clearly established in many areas applicable to our business. Additionally, employment-related litigation is increasing throughout the country. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. Damage awards or settlements could be significant. The use of certain collection strategies could be restricted if class-action plaintiffs were to prevail in their claims. Further, we are currently engaged in a dispute with Jefferson Capital relating to our asset purchase agreement and forward flow agreement and balance transfer agreement, as further described in Note 12 to our consolidated financial statements, and the outcome of that dispute is uncertain. All of these factors could have an adverse effect on our business and financial condition.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. For instance, during 2005 we acquired Ascension Capital Group and certain assets of Jefferson Capital. We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. In addition, we may not successfully operate the businesses, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies or culture. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns, which can materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

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

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We generally compete for qualified collections personnel with companies in our business and in the collection agency, teleservices and telemarketing industries and we compete for qualified non-collections personnel with companies in many industries. We will not be able to service our receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rate among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which could reduce collections and therefore materially and adversely impact our results of operations.

Exposure to regulatory and economic conditions in India exposes us to risks or loss of business.

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the U.S., and we experience higher employee turnover in our India site. The continuation of these trends could result in the loss of the cost savings we sought to achieve by moving a portion of our collection operations to India. In the past, India has experienced significant inflation and shortages of readily available foreign exchange, and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the Indian economy is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material and adverse effect on our business, results of operations and financial condition.

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

We have expanded significantly in recent years. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations and financial resources. We cannot be certain that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

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

Our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, managing, or adopting technological changes in a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

We are making significant modifications to our information systems to ensure that they continue to meet our current and foreseeable demands and continued expansion, and our future growth may require additional investment in these systems. These system modifications may exceed our cost or time estimates for completion or may be unsuccessful. If we cannot update our information systems effectively, our results of operations may be materially and adversely affected.

We depend on having the capital resources necessary to invest in new technologies to acquire and service receivables. We cannot be certain that adequate capital resources will be available to us.

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

Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we often purchase are generally unsecured, we often would not be able to collect on those receivables. In addition, since we purchase receivables that are seriously delinquent, this is often an indication that many of the consumer debtors from whom we collect would be unable to service their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot be certain that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our results of operations could be materially and adversely affected.

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

Current federal legislative and executive branch proposals made in response to current economic conditions may have an effect on the rights of creditors in a consumer bankruptcy. We cannot predict whether these or other proposals will be enacted or the extent to which they may affect our business.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

At December 31, 2008, we occupied the indicated square footage in the leased facilities described below:

	Square Footage	Lease Expiration Date	Primary Use
San Diego, California	51,000	April 2015	Corporate headquarters, call center, and strategic outsourcing activities
Phoenix, Arizona	33,000	September 2013	Call center
St. Cloud, Minnesota	46,000	June 2013	Call center
Arlington, Texas	28,600	December 2010	Bankruptcy servicing center
Gurgaon, India	29,000	December 2010	Call center

We believe that our leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our present operational needs.

Item 3—Legal Proceedings

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in our Registration Statement on Form S-3, originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of our anti-SLAAP motion. The appellate court denied our request for a rehearing and the case has been returned to the district court where it is proceeding from the point at which it was stayed and discovery has commenced. Our management believes the claims are without merit and intends to defend the action vigorously. Although the outcome of this matter cannot be predicted with certainty, we do not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

On June 10, 2008, the Federal Trade Commission (the “FTC”) announced that it had sued Jefferson Capital and its parent company, CompuCredit Corporation, alleging that Jefferson Capital and CompuCredit had violated the FTC Act with deceptive marketing practices when issuing credit cards, among other allegations. The FTC announced on December 19, 2008, that it had agreed to a settlement of the litigation with Jefferson Capital and CompuCredit whereby those companies will credit approximately $114.0 million to certain customer accounts. Jefferson Capital and CompuCredit have advised us that a substantial number of the accounts affected by the settlement had been sold to us.

On July 15, 2008, we gave Jefferson Capital and CompuCredit notice of breach by Jefferson Capital and CompuCredit of the Asset Purchase and Forward Flow Agreement dated June 2, 2005, as amended, as well as a related Balance Transfer Agreement dated the same date based upon the actions noted in the FTC complaint. On July 16, 2008, we initiated arbitration as a result of the breach, pursuant to the arbitration provisions of the Agreements. We assert that the litigation initiated by the FTC violates the Asset Purchase and Forward Flow Agreement and Balance Transfer Agreement in several respects. We seek an arbitral award that (i) Jefferson Capital and CompuCredit are in material breach of the Agreements, (ii) declares our obligations to purchase forward flow accounts under the Agreements is thereby excused or discharged, (iii) confirms our rights to cause Jefferson Capital to repurchase certain accounts previously sold to us under the Agreements, and other appropriate relief, including return of prepaid amounts relating to forward flow purchases, (iv) confirms our rights to indemnity by Jefferson Capital and CompuCredit and (v) awards compensatory damages, attorney fees, interest, arbitration costs and other appropriate relief.

Arbitrators have been identified and the proceeding is in the discovery stage. We have ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. In response to our Notice of Breach, Jefferson Capital and CompuCredit delivered its own Notice of Default to us alleging our breach of forward flow purchase, bankruptcy sale and balance transfer obligations and initiated a separate arbitration of our alleged breach of our bankruptcy sale obligations.

This matter is in the early stages of development and any impact on the recoverability of our forward flow asset, currently stated at $10.3 million, is uncertain. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 4—Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”

The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2008
First Quarter	$9.67	$6.53
Second Quarter	$10.99	$6.10
Third Quarter	$14.19	$8.14
Fourth Quarter	$13.73	$5.89

Fiscal Year 2007
First Quarter	$12.66	$9.24
Second Quarter	$12.64	$9.47
Third Quarter	$12.81	$9.34
Fourth Quarter	$12.23	$8.94

The closing price of our common stock on January 30, 2009, was $5.26 per share and there were 123 holders of record, including 104 NASD registered broker/dealers.

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

The following graph compares the total cumulative stockholder return on our common stock for the period December 31, 2003, through December 31, 2008, with the cumulative total return of (a) the NASDAQ Index and (b) Asset Acceptance Capital Corp. (following its initial public offering in January 2004), Asta Funding, Inc. and Portfolio Recovery Associates, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2003, in our common stock and in each of the comparison indices.

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
Encore Capital Group, Inc.	$100.00	$157.48	$114.90	$83.44	$64.11	$47.68
NASDAQ Composite	$100.00	$110.08	$112.88	$126.51	$138.13	$80.47
Peer Group	$100.00	$156.17	$167.72	$154.08	$125.98	$69.11

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

Item 6—Selected Financial Data

This table presents selected historical financial data of Encore and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2006, 2005, and 2004 and for the years ended December 31, 2005 and 2004, were derived from our audited consolidated financial statements not included in this report. The selected financial data as of December 31, 2008, and 2007 and for the years ended December 31, 2008, 2007, and 2006, were derived from our audited consolidated financial statements included elsewhere in this report. The Selected Operating Data was derived from the books and records of the Company (in thousands, except per share, and personnel data):

	As of and For The Years Ended December 31,
	2008	2007	2006	2005	2004
Revenue
Revenue from receivable portfolios, net(1)	$240,802	$241,402	$239,340	$215,931	$177,783
Servicing fees and related revenue(2)	15,087	12,609	15,800	5,904	692

Total revenue	255,889	254,011	255,140	221,835	178,475

Operating expenses
Salaries and employee benefits	58,120	64,153	63,962	52,410	47,193
Stock-based compensation expense	3,564	4,287	5,669	—	—
Cost of legal collections	96,187	78,636	52,079	35,090	28,202
Other operating expenses	23,652	21,533	22,585	16,973	13,645
Collection agency commissions	13,118	12,411	18,030	17,287	4,786
General and administrative expenses	19,445	17,478	17,310	13,375	9,212
Depreciation and amortization	2,814	3,351	3,894	2,686	1,951

Total operating expenses	216,900	201,849	183,529	137,821	104,989

Income before other (expense) income and income taxes	38,989	52,162	71,611	84,014	73,486

Other (expense) income
Interest expense	(15,629)	(13,904)	(12,512)	(9,530)	(3,069)
Contingent interest expense	—	(4,123)	(18,520)	(23,187)	(32,261)
Pay-off of future contingent interest expense	—	(11,733)	—	—	—
Gain on repurchase of convertible notes, net	8,096	—	—	—	—
Other income	358	1,071	609	929	690

Total other expense	(7,175)	(28,689)	(30,423)	(31,788)	(34,640)

Income before income taxes	31,814	23,473	41,188	52,226	38,846
Provision for income taxes	(12,980)	(8,431)	(17,180)	(21,135)	(15,670)

Net income	$18,834	$15,042	$24,008	$31,091	$23,176

Earnings per common share:
Basic	$0.82	$0.66	$1.06	$1.39	$1.05
Diluted	$0.80	$0.64	$1.03	$1.30	$0.99

	As of and For The Years Ended December 31,
	2008	2007	2006	2005	2004
Weighted-average shares outstanding:
Basic	23,046	22,876	22,754	22,299	22,072
Diluted	23,577	23,386	23,390	23,998	23,481
Cash flow data:
Cash flows provided by (used in):
Operating activities	$63,071	$19,610	$38,027	$31,226	$36,412
Investing activities	$(107,252)	$(95,059)	$(37,190)	$(144,344)	$(90,157)
Financing activities	$45,846	$73,334	$2,928	$110,413	$24,864
Selected operating data:
Purchases of receivable portfolios, at cost(3)	$230,278	$208,953	$144,287	$195,554	$103,374
Gross collections for the period	$398,633	$355,193	$337,097	$292,163	$234,676
Average active employees for the period(4)	913	907	858	739	728
Gross collections per average active employee	$436	$392	$393	$395	$322
Consolidated statements of financial condition data:
Cash and cash equivalents(5)	$10,341	$8,676	$10,791	$7,026	$49,731
Investment in receivable portfolios, net	461,346	392,209	300,348	256,333	137,963
Total assets	549,298	483,495	395,338	368,445	201,142
Accrued profit sharing arrangement	—	—	6,869	16,528	20,881
Total debt	311,319	272,420	200,132	198,121	66,828
Total liabilities	353,408	311,975	244,202	250,093	105,127
Total stockholders’ equity	$195,890	$171,520	$151,136	$118,352	$96,015

(1)

Includes net impairments of $41.4 million, $11.2 million, $1.4 million and $3.1 million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively. Prior to the adoption of SOP 03-3 on January 1, 2005, reductions in future cash flows were recognized prospectively through the reduction of IRRs and therefore no impairment was recognized.

(2)	Includes $15.0 million, $12.5 million, $15.7 million and $5.5 million in revenue from Ascension Capital Group for the years ending December 31, 2008, 2007, 2006 and 2005, respectively.
(3)

Purchase price includes a $5.6 million, $11.7 million, $10.6 million and $4.3 million allocation of the forward flow asset for 2008, 2007, 2006 and 2005, respectively. In July 2008, we ceased forward flow purchases from Jefferson Capital due to a breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. See Note 12 to our consolidated financial statements for further information about our dispute with Jefferson Capital and CompuCredit.

(4)	Excludes employees of Ascension Capital Group, which averaged approximately 116, 133, 184 and 198, for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.
(5)	$3.8 million of restricted cash as of December 31, 2007, has been reclassified from restricted cash to cash and cash equivalents in order to conform to the current year’s presentation.

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

Market Overview

The United States and global economies are currently in turmoil. In the U.S., the availability of credit is limited, unemployment rates are at 25-year highs as more layoffs are announced weekly, credit card charge-offs and delinquencies have increased more than 33% in the last year, home foreclosures have dramatically increased and the housing market is experiencing a significant downturn. These conditions present both opportunities and challenges for Encore.

On the opportunities side, the increase in credit card charge-offs and delinquencies (which contribute to an increase in supply), combined with the challenges some of our competitors are facing in (i) generating sufficient returns on receivables they purchased in 2005 – 2007, when prices were high and (ii) obtaining sufficient capital to fund future purchases (which contribute to a decrease in demand) have resulted in a significant reduction in the market price for portfolios of charged-off receivables. For example, prices for fresh charge-offs (receivables that are sold immediately after charge-off) have declined from 8% - 13% of face value in early 2008 to 6% - 10% of face value in late 2008. We have seen similar pricing declines across all ages of charge-offs and the decline is more pronounced in the resale market. While this is generally positive for our business, as a result of the significant price decline, some sellers of portfolio have chosen not to sell and, as an alternative to selling their charge-offs, have placed accounts with third-party collection agencies. As such, the impact the price reduction will have on our purchasing volumes is unclear.

On the challenges side, increases in unemployment, high foreclosure rates and the difficulties consumers are experiencing in obtaining credit may, for a period of time, negatively impact collections on receivables that we currently own or that we purchase during these challenging economic times. Despite these market conditions, during 2008, most of the collection metrics we track have remained relatively consistent, as compared to 2007. For example, payer rates and average payment size, adjusted for the change in single payment/payment plan mix, have remained relatively constant. One change we have noted is that more consumers are settling their debts through payment plans rather than in one-time settlements. While settlement rates remain consistent, payments made over longer periods of time impact our business in two ways. First, when payments are extended over longer periods of time rather than received up front, this delay in cash flows could result in a provision for impairment. Discounting a long-term payment stream using our pool group IRRs (2004 – 2007 pool group monthly IRRs range from 4.1% to 13.5%) rather than discounting a one-time settlement payment using the same IRR will result in a lower net present value. Therefore, even if the cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments under SOP 03-3 may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. We refer to consumers who do not make all of their payments as “broken payers.” When this happens, we are often successful in getting the consumer back on plan, but this is not always the case and, in those instances where we are unable to get the consumer back on plan, we experience a shortfall in collections. We believe that this shift from single payment settlements to payment streams is one reason for the larger provision for impairment experienced in 2008 as compared to 2007. Despite the current economic environment, we have not experienced an increase in the broken payer rate in 2008 as compared to 2007. Please refer to Managements Discussion and Analysis – Revenue below for a more detailed explanation of the 2008 provision for impairment.

As a result of the uncertainties presented by the current economic environment, we believe we are applying conservative assumptions when valuing portfolio for purchase and when establishing our forecasted collections. Additionally, while we believe that consumers who are currently charging off their debt (when economic conditions are bad) are more likely to recover faster than consumers who charged off their debt historically (when economic times were good), we have not factored any such recovery into our forecasts.

When evaluating the overall, long-term returns of our business, we believe that the benefits resulting from the current, lower portfolio pricing will outweigh the negative impacts from the collection shortfalls we may experience from a more distressed consumer. However, if the lower pricing environment re-attracts significant capital to our industry and prices are bid up, or if the ability of the consumer to repay their debt deteriorates further, our returns would be negatively impacted.

Purchases and Collections

Purchases by Paper Type

The following table summarizes the cost of charged-off consumer receivables portfolios we have purchased by paper type for the periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006
Credit card	$201,315	$188,207	$66,657
Other	28,963	20,746	77,630

	$230,278	$208,953	$144,287

Collections by Channel

During 2008, 2007 and 2006, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Years Ended December 31,
	2008	2007	2006
Collection sites	$157,077	$126,093	$129,009
Legal collections	193,201	169,005	118,712
Collection agencies	34,736	33,325	49,696
Sales	12,550	24,001	34,035
Other	1,069	2,769	5,645

	$398,633	$355,193	$337,097

Gross collections increased $43.4 million, or 12.2%, to $398.6 million during the year ended December 31, 2008, from $355.2 million during the year ended December 31, 2007.

Gross collections increased $18.1 million, or 5.4%, to $355.2 million during the year ended December 31, 2007, from $337.1 million during the year ended December 31, 2006.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Years Ended December 31,
	2008		2007		2006
Revenue
Revenue from receivable portfolios, net	$240,802	94.1%	$241,402	95.0%	$239,340	93.8%
Servicing fees and related revenue	15,087	5.9%	12,609	5.0%	15,800	6.2%

Total revenue	255,889	100.0%	254,011	100.0%	255,140	100.0%

Operating expenses
Salaries and employee benefits	58,120	22.7%	64,153	25.2%	63,962	25.0%
Stock-based compensation expense	3,564	1.4%	4,287	1.7%	5,669	2.2%
Cost of legal collections	96,187	37.6%	78,636	31.0%	52,079	20.4%
Other operating expenses	23,652	9.2%	21,533	8.5%	22,585	8.9%
Collection agency commissions	13,118	5.1%	12,411	4.9%	18,030	7.1%
General and administrative expenses	19,445	7.6%	17,478	6.9%	17,310	6.8%
Depreciation and amortization	2,814	1.1%	3,351	1.3%	3,894	1.5%

Total operating expenses	216,900	84.7%	201,849	79.5%	183,529	71.9%

Income before other (expense) income and income taxes	38,989	15.3%	52,162	20.5%	71,611	28.1%

Other (expense) income
Interest expense	(15,629)	(6.1)%	(13,904)	(5.5)%	(12,512)	(4.9)%
Contingent interest expense	—	0.0%	(4,123)	(1.6)%	(18,520)	(7.3)%
Pay-off of future contingent interest	—	0.0%	(11,733)	(4.6)%	—	0.0%
Gain on repurchase of convertible notes, net	8,096	3.2%	—	0.0%	—	0.0%
Other income	358	0.1%	1,071	0.4%	609	0.2%

Total other expense	(7,175)	(2.8)%	(28,689)	(11.3)%	(30,423)	(12.0)%

Income before income taxes	31,814	12.5%	23,473	9.2%	41,188	16.1%
Provision for income taxes	(12,980)	(5.1)%	(8,431)	(3.3)%	(17,180)	(6.7)%

Net income	$18,834	7.4%	$15,042	5.9%	$24,008	9.4%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue, net of impairments, and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of the AICPA’s Statement of Position 03-3, “Accounting for Certain Debt Securities Acquired in a Transfer” (“SOP 03-3”). Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our wholly-owned subsidiary, Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry.

Effective January 1, 2008, we revised our Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there was enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied, effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios, as we did not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast was treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” was recognized prospectively in our consolidated financial statements, effective January 1, 2008. In the quarter ended March 31, 2008, this prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08, which we recorded during the quarter ended March 31, 2008.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	For the Year Ended December 31, 2008					As of December 31, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$9,606	$9,606	100.0%	$—	3.4%	$—	—
2002	5,511	4,015	72.9%	360	1.4%	681	29.1%
2003	13,874	12,129	87.4%	15	4.3%	2,666	30.7%
2004	19,117	15,121	79.1%	(7,037)	5.4%	9,675	8.3%
2005	66,675	46,115	69.2%	(17,892)	16.3%	48,613	5.6%
2006	70,743	47,922	67.7%	(11,442)	17.0%	61,368	5.1%
2007	145,271	92,928	64.0%	(5,404)	32.9%	122,215	5.2%
2008	67,506	54,366	80.5%	—	19.3%	216,128	4.9%

Total	$398,303	$282,202	70.9%	$(41,400)	100.0%	$461,346	5.4%

	For the Year Ended December 31, 2007					As of December 31, 2007
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Impairment	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$15,164	$15,164	100.0%	$—	6.0%	$—	—
2002	10,216	9,175	89.8%	(699)	3.6%	1,823	26.3%
2003	26,605	24,615	92.5%	(2,485)	9.7%	4,417	30.7%
2004	34,626	26,092	75.4%	(3,861)	10.3%	20,721	8.0%
2005	107,800	70,199	65.1%	(2,466)	27.8%	87,350	5.6%
2006	92,265	63,573	68.9%	(1,563)	25.2%	95,739	4.9%
2007	68,048	43,813	64.4%	(156)	17.4%	182,159	4.3%

Total	$354,724	$252,631	71.2%	$(11,230)	100.0%	$392,209	5.4%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net impairment or net impairment reversals.
(3)	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

Total revenue was $255.9 million for the year ended December 31, 2008, an increase of $1.9 million, or 0.7%, compared to total revenue of $254.0 million for the year ended December 31, 2007. Portfolio revenue was $240.8 million for the year ended December 31, 2008, a decrease of $0.6 million, or 0.2%, compared to portfolio revenue of $241.4 million for the year ended December 31, 2007.

The decrease in portfolio revenue was primarily the result of a greater impairment on receivable portfolios, offset by additional accretion revenue associated with higher purchasing volumes in 2008 compared to 2007 and, as discussed above, from the extension of our collection forecast from 72 to 84 months.

During the year ended December 31, 2008, we recorded a net impairment provision of $41.4 million, compared to a net impairment provision of $11.2 million in the prior year, which included a $1.4 million impairment on our healthcare receivables, recorded in connection with exiting our healthcare purchasing and collecting activities. The increase in the impairment provision in 2008, as compared to 2007, was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2004 through 2007 vintages. We believe that this is the result of the broadening pressure on our consumers due to a weakening economy as well as to particular challenges we experienced in working certain portfolios.

As a result of the deteriorating economic conditions, as mentioned in the Market Overview section above, we have seen a shift in payments from consumers from single payment settlements to payment plans. Payments made over longer periods of time impact our business in two ways. First, when payments are extended over longer periods of time rather than received up front, this delay in cash flows could result in a provision for impairment. Discounting a long-term payment stream using our pool group IRRs (2004 – 2007 pool group monthly IRRs range from 4.1% to 13.5%) rather than discounting a one-time settlement payment using the same IRR will result in a lower net present value. Therefore, even if the cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments under SOP 03-3 may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. The impact of the broken payers will reduce our overall expected collections, which results in a provision for impairment. This shift from single payment settlements to payment plans has resulted in a decrease in our actual collections, as compared to our forecasts, in certain pool groups. Since we expect this trend to continue, we expect that there will also be a collection shortfall against our forecasts in certain pool groups. As such, we made downward adjustments to our forecasted collections in these pool groups, rather than assume that collections would be in line with previously forecasted levels. These adjustments resulted in greater impairment provisions than we have historically experienced.

Further contributing to the significant increase in our impairment provision, approximately $10.0 million of the impairment provision in 2008 (substantially all of which we recorded in the third and fourth quarters), related to the accounts we purchased from Jefferson Capital. This represented almost 40% of the impairment in those pool groups which contained Jefferson Capital accounts. In comparison, none of the impairment provision recorded in 2007 was related to accounts purchased from Jefferson Capital.

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

Revenue associated with bankruptcy servicing fees earned from Ascension was $15.0 million for the year ended December 31, 2008, an increase of $2.5 million, or 19.9%, compared to revenue of $12.5 million for the year ended December 31, 2007. The increase in Ascension revenue was due to a higher volume of bankruptcy placements in 2008.

During the year ended December 31, 2008, we invested $230.3 million to acquire portfolios with face values aggregating $6.6 billion, for an average purchase price of 3.5% of face value. This is a $21.3 million increase, or 10.2%, in the amount invested, compared with the $209.0 million invested during the year ended December 31, 2007, to acquire portfolios with a face value aggregating $6.9 billion, for an average purchase price of 3.0% of face value.

Operating Expenses

Total operating expenses were $216.9 million for the year ended December 31, 2008, an increase of $15.1 million, or 7.5%, compared to total operating expenses of $201.8 million for the year ended December 31, 2007.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits decreased by $6.1 million, or 9.4%, to $58.1 million during the year ended December 31, 2008, from $64.2 million during the year ended December 31, 2007. The decrease was primarily due to reduced average domestic headcount, as a result of the reduction in workforce, associated with our cost savings initiatives implemented in September 2007. The reduction in our average domestic headcount attributed to a net decrease of approximately $4.9 million in wages, bonuses and related payroll taxes. The decrease also resulted from a reduction in severance costs in the current year compared to the prior year, when we recorded a one-time severance charge of $1.4 million in connection with our cost savings initiatives. The decrease was offset by a $0.2 million increase in our self insured health benefit plan costs as a result of increased claims.

Stock-based compensation expenses

Stock-based compensation decreased by $0.7 million, or 16.9%, to $3.6 million during the year ended December 31, 2008, from $4.3 million during the year ended December 31, 2007. This decrease was a result of fewer grants and the decreased fair value of stock options granted in recent years, certain grants becoming fully vested during the year ended December 31, 2008 and a reversal of expense due to actual versus estimated forfeiture true-ups.

Cost of legal collections

The cost of legal collections increased $17.6 million, or 22.3%, to $96.2 million during the year ended December 31, 2008, as compared to $78.6 million during the year ended December 31, 2007. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in contingent fees was primarily the result of an increase of $24.2 million, or 14.3%, in gross collections through our legal channel. Gross legal collections amounted to $193.2 million during the year ended December 31, 2008, compared to $169.0 million collected during the year ended December 31, 2007. The cost of legal collections increased as a percent of gross collections through this channel to 49.8% during the year ended December 31, 2008, from 46.5% during the year ended December 31, 2007, due to an increase in upfront court costs expensed associated with our pursuit of legal collections, and an increase in costs related to counter claims, offset by a lower overall commission rate, driven by lower bonus commissions paid to our law firms. Upfront court costs expensed were $38.5 million and $28.3 million for the years ended December 31, 2008 and 2007, respectively. Refer to “Legal Outsourcing Collections and Related Costs” under Supplemental Performance Data for further discussion of cost of legal collections.

Other operating expenses

Other operating expenses increased $2.2 million, or 9.8%, to $23.7 million during the year ended December 31, 2008, from $21.5 million during the year ended December 31, 2007. The increase was primarily the result of an increase of $2.4 million related to an increase in direct mail campaign expenses, driven by an increase in the cost of postage, an increase of $0.8 million in Ascension legal expenses due to the addition of litigation only clients and a net increase of $0.7 million in various other operating expenses. The increase was partially offset by a decrease of $0.9 million in skip tracing expenses and a decrease of $0.8 million in the amortization of a previously acquired deferred revenue asset.

Collection agency commissions

During the year ended December 31, 2008, we paid $13.1 million in commissions to third party collection agencies, or 37.8% of the related gross collections of $34.3 million, compared to $12.4 million in commissions, or 37.2% of the related gross collections of $33.3 million, during the year ended December 31, 2007. The increase in commissions is consistent with the increase in collections through this channel. The increase in commission rate as a percentage of the related gross collection is primarily the result of the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

General and administrative expenses

General and administrative expenses increased $1.9 million, or 11.3%, to $19.4 million during the year ended December 31, 2008, from $17.5 million during the year ended December 31, 2007. The increase was primarily the result of increased corporate legal expenses.

Depreciation and amortization

Depreciation and amortization expense decreased $0.6 million, or 16.0%, to $2.8 million during the year ended December 31, 2008, from $3.4 million during the year ended December 31, 2007. Depreciation expense was $2.0 million for the year ended December 31, 2008, compared to $2.3 million for the year ended December 31, 2007. Amortization expense, relating to intangible assets acquired in conjunction with the acquisition of Ascension in 2005, was $0.8 million for the year ended December 31, 2008, compared to $1.1 million for the year ended December 31, 2007.

Interest expense

Interest expense decreased $14.1 million, or 47.5%, to $15.6 million during the year ended December 31, 2008, from $29.8 million during the year ended December 31, 2007.

The following table summarizes our interest expense (in thousands):

	For the Years Ended December 31,
	2008	2007	$ Change	% Change
Interest on debt obligations	$14,252	$12,401	$1,851	14.9%
Amortization of loan fees and other loan costs	1,377	1,503	(126)	(8.4)%

Subtotal	15,629	13,904	1,725	12.4%

Contingent interest	—	4,123	(4,123)	(100.0)%
Pay-off of future contingent interest	—	11,733	(11,733)	(100.0)%

Total interest expense	$15,629	$29,760	$(14,131)	(47.5)%

As of December 31, 2004, we no longer made borrowings under our prior Secured Financing Facility. As of December 31, 2006, we repaid in full the principal balance of the Secured Financing Facility. Prior to May 7, 2007, we shared with the lender the residual collections on purchases made under this facility, net of servicing fees paid to us. The residual collections paid to the lender were classified as contingent interest. On May 7, 2007, we entered into an agreement with the lender under the Secured Financing Facility to eliminate all future Contingent Interest payments for a one-time payment of $16.9 million. This agreement effectively eliminated all future Contingent Interest payments and released our lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. Subsequent to the second quarter of 2007, we no longer are required to pay any Contingent Interest expense under the Secured Financing Facility.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 8 to the consolidated financial statements for a further discussion of our Revolving Credit Facility.

Interest on debt obligations increased $1.9 million during the year ended December 31, 2008, as compared to the prior year, due to an increase in amounts borrowed to fund our purchases of receivable portfolios and general working capital needs, offset by decreased interest expense on our convertible senior notes (“Convertible Notes”) driven by the reduced principal balance.

Gain on repurchase of convertible notes, net

During the year ended December 31, 2008, we repurchased $28.6 million principal amount of our outstanding Convertible Notes, for a total price of $20.1 million, plus accrued interest. The repurchases left $71.4 million principal amount of our Convertible Notes outstanding. These transactions resulted in a pre-tax gain of $8.5 million, which was partially offset by a $0.4 million write-off of the debt issuance costs related to the portions of the Convertible Notes repurchased. The net gain of $8.1 million was recognized in our consolidated statement of operations for the year ended December 31, 2008.

Other income and expense

During the year ended December 31, 2008, total other income was $0.4 million, compared to $1.1 million for the year ended December 31, 2007. The decrease in other income was primarily attributable to the realization of a $0.8 million gain associated with the plan assets of our non-qualified employee benefit plan in the prior year. During the year ended December 31, 2007, we liquidated all of our mutual funds within the plan assets. As a result, previously unrealized investment gains of $0.8 million were recognized as other income.

Provision for income taxes

During the year ended December 31, 2008, we recorded an income tax provision of $13.0 million, reflecting an effective rate of 40.8% of pretax income. The effective tax rate for the year ended December 31, 2008, consists primarily of a provision for Federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a blended provision for state taxes of 7.8%, a 1.2% adjustment to federal taxes payable as a result of state tax rate changes and a benefit for the effect of permanent book versus tax differences of 0.5%.

The overall income tax rate for the year ended December 31, 2008, increased to 40.8% from 35.9% as compared to the year ended December 31, 2007. This increase was primarily due to a net state effective tax rate increase in 2008 and to one time state related tax reductions experienced in 2007. In 2008, a number of state taxing methodology changes became effective, the majority of which resulted in an increase to our 2008 net state effective tax rate. The one-time reductions in 2007 resulted from the cumulative effect of 2007 and prior years’ favorable state tax ruling, a net beneficial adjustment to the state and Federal tax payables resulting from the completion of back state tax returns and a beneficial adjustment to deferred taxes as a result of the recognition of certain state generated net operating losses.

During the year ended December 31, 2007, we recorded an income tax provision of $8.4 million, reflecting an effective rate of 35.9% of pretax income. The effective tax rate for the year ended December 31, 2007, consists primarily of a provision for Federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a blended provision for state taxes of 6.7%, a provision for the effect of permanent book versus tax differences of 0.1% and a benefit of 3.5% relating to state taxes. The 3.5% benefit for 2007 is primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting us the right to use a more favorable filing methodology, a net beneficial adjustment of $0.3 million to the state and Federal tax payables resulting from the completion of our 1999-2006 state tax returns, a beneficial adjustment to our deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006. See Note 10 to the consolidated financial statements for a further discussion of income taxes.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Year Ended December 31, 2007					As of December 31, 2007
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Impairment	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$15,164	$15,164	100.0%	$—	6.0%	$—	—
2002	10,216	9,175	89.8%	(699)	3.6%	1,823	26.3%
2003	26,605	24,615	92.5%	(2,485)	9.7%	4,417	30.7%
2004	34,626	26,092	75.4%	(3,861)	10.3%	20,721	8.0%
2005	107,800	70,199	65.1%	(2,466)	27.8%	87,350	5.6%
2006	92,265	63,573	68.9%	(1,563)	25.2%	95,739	4.9%
2007	68,048	43,813	64.4%	(156)	17.4%	182,159	4.3%

Total	$354,724	$252,631	71.2%	$(11,230)	100.0%	$392,209	5.4%

	For the Year Ended December 31, 2006					As of December 31, 2006
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$28,588	$28,588	100.0%	$—	11.9%	$—	—
2001	2,766	1,128	40.8%	135	0.5%	—	19.4%
2002	24,185	18,377	76.0%	(799)	7.6%	3,566	22.3%
2003	55,093	43,876	79.6%	434	18.2%	8,902	24.7%
2004	54,832	37,978	69.3%	(648)	15.8%	33,131	8.0%
2005	128,556	84,504	65.7%	(471)	35.1%	127,477	4.8%
2006	42,354	26,268	62.0%	(30)	10.9%	127,272	3.8%

Total	$336,374	$240,719	71.6%	$(1,379)	100.0%	$300,348	5.5%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net impairment or net impairment reversals.
(3)	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

Total revenue was $254.0 million for the year ended December 31, 2007, a decrease of $1.1 million, or 0.4%, compared to total revenue of $255.1 million for the year ended December 31, 2006. Portfolio revenue was $241.4 million for the year ended December 31, 2007, an increase of $2.1 million, or 0.9%, compared to portfolio revenue of $239.3 million for the year ended December 31, 2006. The increase in portfolio revenue was primarily the result of additional accretion revenue associated with higher purchasing volumes in 2007 compared to 2006 and increased accretion revenue related to new operating initiatives. The increase in portfolio revenue was partially offset by a greater impairment on receivable portfolios, lower revenue recognition rates and a reduction in Zero Basis Revenue. During the year ended December 31, 2007, we recorded a net impairment provision of $11.2 million, including a $1.4 million impairment on our healthcare receivables in connection with exiting our healthcare purchasing and collection activities, compared to a net impairment provision of $1.4 million in the prior year. The increase in the impairment provision in 2007, as compared to 2006, was primarily due to three factors. First, in the fourth quarter of 2007, we experienced a shortfall in collections against our forecast, a large percentage of which came from our older pool groups, which have very high monthly IRRs. Second, during the last two quarters of 2007, we experienced a trend in which a larger percentage of collections from our legal channel came from multi-payment settlements versus single-payment settlements. Given the high IRRs in our older pool groups, when payments are extended over a longer period of time and the cash flows are delayed, this generally results in an impairment provision, even if we receive the collections in the future. Despite this recent trend in the shift in payment types from single-payment settlements to multi-payment settlements in our legal channel, we have not experienced any material shifts in our overall payer rates or settlement rates. Finally, since it is reasonable to assume that current economic conditions will have some negative impact on consumers’ willingness or ability to repay their accounts, we felt it was prudent to reduce some of our near-term forecasted collections, which resulted in an increase to the impairment provision. The lower revenue recognition rates were due to a greater portion of our collections coming from our 2004 to 2007 portfolio purchases that have lower revenue recognition rates than our 2003 and prior purchases, due to a more competitive pricing environment since 2004.

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

During the year ended December 31, 2007, we invested $209.0 million to acquire portfolios with face values aggregating $6.9 billion, for an average purchase price of 3.0% of face value. This is a $64.7 million increase, or 44.8%, in the amount invested, compared with the $144.3 million invested during the year ended December 31, 2006, to acquire portfolios with a face value aggregating $3.7 billion, for an average purchase price of 3.9% of face value.

Operating Expenses

Total operating expenses were $201.8 million for the year ended December 31, 2007, an increase of $18.3 million, or 10.0%, compared to total operating expenses of $183.5 million for the year ended December 31, 2006.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased by $0.2 million, or 0.3%, to $64.2 million during the year ended December 31, 2007, from $64.0 million during the year ended December 31, 2006. The increase was primarily the result of a $1.6 million increase in severance expenses, largely associated with the reduction in our workforce and the decision to exit our healthcare purchasing and collection activities, offset by decreases of $0.8 million in salaries and wages, $0.2 million in bonuses, $0.2 million in payroll taxes and $0.2 million in health insurance costs, due to reduced headcount resulting from our reduction in workforce in September 2007.

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

Cost of legal collections

The cost of legal collections increased $26.5 million, or 51.0%, to $78.6 million during the year ended December 31, 2007, as compared to $52.1 million during the year ended December 31, 2006. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in contingent fees was primarily the result of an increase of $50.3 million, or 42.4%, in gross collections through our legal channel. Gross legal collections amounted to $169.0 million during the year ended December 31, 2007, compared to $118.7 million collected during the year ended December 31, 2006. The cost of legal collections increased as a percent of gross collections through this channel to 46.5% during the year ended December 31, 2007, from 43.9% during the year ended December 31, 2006, primarily as a result of increased upfront court costs expensed associated with our pursuit of legal collections. Upfront court costs expensed were $28.3 million for the year ended December 31, 2007, including a reduction in expense of $0.8 million in connection with a change in our expected recovery rate. Upfront court costs expensed were $15.5 million for the year ended December 31, 2006. See “Legal Outsourcing Collections and Related Costs” under Supplemental Performance Data for further discussion of cost of legal collections.

Other operating expenses

Other operating expenses decreased $1.1 million, or 4.7%, to $21.5 million during the year ended December 31, 2007, from $22.6 million during the year ended December 31, 2006. This decrease was primarily the result of a decrease in Ascension’s legal expense, a decrease in the amortization of a previously acquired deferred revenue asset, a decrease in skip tracing expenses and a decrease in recruiting expenses, offset by an increase in the number of direct mail campaigns and the related expense. Ascension’s legal expense decreased $0.9 million, or 37.4%, to $1.6 million during the year ended December 31, 2007. Amortization of a previously acquired deferred revenue assest decreased $0.9 million, or 48.9%, to $1.0 million during the year ended December 31, 2007. Skip tracing expenses decreased $0.4 million, or 22.0%, to $1.4 million during the year ended December 31, 2007. Recruiting expenses decreased $0.9 million, or 55.5%, to $0.7 million during the year ended December 31, 2007. The cost of direct mail campaigns increased $2.1 million, or 28.0%, to $9.6 million during the year ended December 31, 2007, compared to $7.5 million during year ended December 31, 2006.

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

Depreciation and amortization

Depreciation and amortization expense decreased $0.5 million, or 13.9%, to $3.4 million during the year ended December 31, 2007, from $3.9 million during the year ended December 31, 2006. Depreciation expense remained consistent at $2.3 million during the years ended December 31, 2007 and 2006. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension in 2005 was $1.1 million for the year ended December 31, 2007, compared to $1.6 million for the year ended December 31, 2006.

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

As of December 31, 2004, we no longer made borrowings under our prior Secured Financing Facility. As of December 31, 2006, we repaid in full the principal balance of the Secured Financing Facility. Prior to May 7, 2007, we shared with the lender the residual collections on purchases made under this facility, net of servicing fees paid to us. The residual collections paid to the lender were classified as contingent interest.

On May 7, 2007, we entered into an agreement with the lender under our prior Secured Financing Facility to eliminate all future contingent interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. This payment, less $5.2 million accrued on our balance sheet ($11.7 million, or $6.9 million after the effect of income taxes), is included in total other expense in our statement of operations for the year ended December 31, 2007. The charge reduced earnings per share by approximately $0.30 for the year ended December 31, 2007. Subsequent to the second quarter of 2007, we are no longer obligated to pay any contingent interest expense under the Secured Financing Facility and, as a result, no longer record such interest in our statements of operations.

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

Provision for income taxes

During the year ended December 31, 2007, we recorded an income tax provision of $8.4 million, reflecting an effective rate of 35.9% of pretax income. The effective tax rate for the year ended December 31, 2007, consists primarily of a provision for Federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a blended provision for state taxes of 6.7%, a provision for the effect of permanent book versus tax differences of 0.1%, and a benefit of 3.5% relating to state taxes. The 3.5% benefit is primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting us the right to use a more favorable filing methodology, a net beneficial adjustment of $0.3 million to the state and Federal tax payable resulting from the completion of our 1999-2006 state tax returns, a beneficial adjustment to our deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006. For the year ended December 31, 2006, we recorded an income tax provision of $17.2 million, reflecting an effective rate of 41.7% of pretax income. Our effective tax rate for the year ended December 31, 2006, differed from the Federal statutory rate primarily due to the net effect of state taxes, permanent book versus tax differences, and the effect of an anticipated adjustment related to an Internal Revenue Service tax audit of our 2003 income tax return. The decrease in our effective tax rate was the result of the changing mix of permanent book versus tax differences related to taxable income, offset by the increase in tax expense related to the tax audit noted above. See Note 10 to the consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related resulting gross collections per year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through December 31, 2008
			<2001	2001	2002	2003	2004	2005	2006	2007	2008	Total(2)	CCM(3)
<1999	$41,117	(4)	$88,629	$22,545	$15,007	$7,546	$4,202	$2,042	$1,513	$989	$501	$142,974	3.5
1999	48,805		29,163	19,174	16,259	11,508	8,654	5,157	3,513	1,954	1,149	96,531	2.0
2000	6,153		5,489	7,172	4,542	4,377	2,293	1,323	1,007	566	324	27,093	4.4
2001	38,186		—	21,197	54,184	33,072	28,551	20,622	14,521	5,644	2,984	180,775	4.7
2002	61,495		—	—	48,322	70,227	62,282	45,699	33,694	14,902	7,922	283,048	4.6
2003	88,512		—	—	—	59,038	86,958	69,932	55,131	26,653	13,897	311,609	3.5
2004	101,335		—	—	—	—	39,400	79,845	54,832	34,625	19,116	227,818	2.2
2005	192,594		—	—	—	—	—	66,491	129,809	109,078	67,346	372,724	1.9
2006	142,041		—	—	—	—	—	—	42,354	92,265	70,743	205,362	1.4
2007	204,357		—	—	—	—	—	—	—	68,048	145,272	213,320	1.0
2008	229,268		—	—	—	—	—	—	—	—	69,049	69,049	0.3

Total	$1,153,863		$123,281	$70,088	$138,314	$185,768	$232,340	$291,111	$336,374	$354,724	$398,303	$2,130,303	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2008.
(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2008—collections as a multiple of purchase price.
(4)	From inception through December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Gross Collections(2)	Estimated Remaining Collections(3),(4)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	(5)	$142,974	$144	$143,118	3.5
1999	48,805		96,531	156	96,687	2.0
2000	6,153		27,093	158	27,251	4.4
2001	38,186		180,775	1,236	182,011	4.8
2002	61,495		283,048	3,647	286,695	4.7
2003	88,512		311,609	11,219	322,828	3.6
2004	101,335		227,818	20,531	248,349	2.5
2005	192,594		372,724	102,660	475,384	2.5
2006	142,041		205,362	141,526	346,888	2.4
2007	204,357		213,320	263,455	476,775	2.3
2008	229,268		69,049	517,775	586,824	2.6

Total	$1,153,863		$2,130,303	$1,062,507	$3,192,810	2.8

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2008.
(3)	Includes $0.7 million in expected collections for the healthcare portfolios on cost recovery.
(4)	Effective January 1, 2008, we revised our UCS and BLS methodologies by extending our collection forecast from 72 months to 84 months.
(5)	From inception through December 31, 1998.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2009	2010	2011	2012	2013	2014	2015	Total
<1999(1)	$144	$—	$—	$—	$—	$—	$—	$144
1999(1)	156	—	—	—	—	—	—	156
2000(1)	158	—	—	—	—	—	—	158
2001(1)	1,136	100	—	—	—	—	—	1,236
2002(1)	3,405	189	53	—	—	—	—	3,647
2003	8,613	2,606	—	—	—	—	—	11,219
2004	11,879	6,492	2,160	—	—	—	—	20,531
2005	44,098	31,141	20,259	7,162	—	—	—	102,660
2006	49,550	36,476	26,783	19,393	9,324	—	—	141,526
2007	109,666	66,174	41,219	26,952	15,308	4,136	—	263,455
2008	177,268	135,618	86,694	55,532	35,524	20,134	7,005	517,775

Total	$406,073	$278,796	$177,168	$109,039	$60,156	$24,270	$7,005	$1,062,507

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase as of December 31, 2008 (in thousands, except percentages):

	Unamortized Balance as of December 31, 2008(1)	Purchase Price(2)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$681	$61,495	1.1%	0.1%
2003	2,666	88,512	3.0%	0.6%
2004	9,675	101,335	9.5%	2.2%
2005	48,613	192,594	25.2%	10.5%
2006	61,368	142,041	43.2%	13.3%
2007	122,215	204,357	59.8%	26.5%
2008	216,128	229,268	94.3%	46.8%

Total	$461,346	$1,019,602	45.2%	100.0%

(1)	Includes $0.7 million for healthcare portfolios being accounted for on the cost recovery method.
(2)

Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, plus an allocation of our forward flow asset (if applicable), and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Collections by Channel

During 2008, 2007 and 2006, we utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Years Ended December 31,
	2008	2007	2006
Collection sites	$157,077	$126,093	$129,009
Legal collections	193,201	169,005	118,712
Collection agencies	34,736	33,325	49,696
Sales	12,550	24,001	34,035
Other	1,069	2,769	5,645

	$398,633	$355,193	$337,097

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections
	Years Ended December 31,
	2008		2007		2006
Collections	$193,201	100.0%	$169,005	100.0%	$118,712	100.0%

Commissions	55,485	28.7%	49,344	29.2%	36,390	30.6%
Court cost expense(1)	38,492	19.9%	28,300	16.7%	15,503	13.1%
Other(2)	2,210	1.2%	992	0.6%	186	0.2%

Total costs	$96,187	49.8%	$78,636	46.5%	$52,079	43.9%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist primarily of costs related to counter claims.

	Collection Agencies
	Years Ended December 31,
	2008		2007		2006
Collections	$34,736	100.0%	$33,325	100.0%	$49,696	100.0%
Total costs	$13,118	37.8%	$12,411	37.2%	$18,030	36.3%

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs for the previous six placement years (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$73,331
2004	—	$23,455	$37,674	$21,676	$12,029	$5,840	$100,674
2005	—	—	$21,694	$40,762	$22,152	$10,582	$95,190
2006	—	—	—	$39,395	$82,740	$43,303	$165,438
2007	—	—	—	—	$41,958	$80,211	$122,169
2008	—	—	—	—	—	$47,320	$47,320

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$4,075
2004	—	$2,509	$2,937	$1,087	$406	$223	$7,162
2005	—	—	$3,271	$4,426	$859	$356	$8,912
2006	—	—	—	$10,158	$10,291	$1,829	$22,278
2007	—	—	—	—	$15,357	$11,952	$27,309
2008	—	—	—	—	—	$19,322	$19,322

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$23,020
2004	—	$7,273	$12,060	$6,653	$3,498	$1,690	$31,174
2005	—	—	$6,725	$12,108	$6,364	$3,036	$28,233
2006	—	—	—	$11,451	$23,659	$12,370	$47,480
2007	—	—	—	—	$11,845	$22,927	$34,772
2008	—	—	—	—	—	$13,678	$13,678

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	38.1%
2005	—	—	46.1%	40.6%	32.6%	32.1%	39.0%
2006	—	—	—	54.9%	41.0%	32.8%	42.2%
2007	—	—	—	—	64.8%	43.5%	50.8%
2008	—	—	—	—	—	69.7%	69.7%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	Total
2003	23	29	5	2	—	—	59
2004	—	59	39	11	2	—	111
2005	—	—	76	46	3	—	125
2006	—	—	—	205	105	4	314
2007	—	—	—	—	269	106	375
2008	—	—	—	—	—	338	338

(1)	Represents the year the account was placed into litigation.
(2)	Represents the year the account was placed into our legal channel.

Changes in the Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios comprises two groups: first, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value (“Zero Basis Portfolios”) and, therefore, every dollar of gross collections is recorded as Zero Basis Revenue. If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is recognized on Cost Recovery Portfolios until the cost basis has been fully recovered, at which time they become Zero Basis Portfolios.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Year Ended December 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	230,278	—	—	230,278
Gross collections(1)	(388,110)	(587)	(9,606)	(398,303)
Put-backs and recalls	(3,330)	(310)	—	(3,640)
Revenue recognized(2),(3)	272,596	—	9,606	282,202
Impairment, net(2)	(41,400)	—	—	(41,400)

Balance, end of period	$460,598	$748	$—	$461,346

Revenue as a percentage of collections(4)	70.2%	0.0%	100.0%	70.9%

	For the Year Ended December 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	208,953	—	—	208,953
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections(1)	(339,357)	(203)	(15,164)	(354,724)
Put-backs and recalls	(3,767)	(2)	—	(3,769)
Revenue recognized(3)	237,467	—	15,164	252,631
Impairment, net	(9,839)	—	—	(9,839)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$390,564	$1,645	$—	$392,209

Revenue as a percentage of collections(4)	70.0%	0.0%	100.0%	71.2%

	For the Year Ended December 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	140,664	3,623	—	144,287
Transfer of healthcare receivables	2,485	(2,485)	—	—
Gross collections(1)	(305,609)	(2,172)	(28,593)	(336,374)
Put-backs and recalls	(3,243)	—	5	(3,238)
Revenue recognized(3)	212,131	—	28,588	240,719
Impairment, net	(1,379)	—	—	(1,379)

Balance, end of period	$300,348	$—	$—	$300,348

Revenue as a percentage of collections(4)	69.4%	0.0%	100.0%	71.6%

(1)	Does not include amounts collected on behalf of others.
(2)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.
(3)	Includes retained interest.
(4)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

As of December 31, 2008, we had $461.3 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2009	142,651
2010	120,389
2011	82,426
2012	57,109
2013	36,465
2014	16,503
2015	5,803

Total	$461,346

Analysis of Changes in Revenue

The following table analyzes the components of the change in revenue from our receivable portfolios between the years ended December 31, 2008, 2007 and 2006 (in thousands, except percentages):

	For The Years Ended December 31,
Variance Component	2008	2007	Change	Revenue Variance
Average portfolio balance	$409,298	$328,204	$81,094	$58,674
Weighted average effective interest rate(1)	66.6%	72.4%	(5.8)%	$(23,546)
Zero basis revenue	$9,606	$15,164		$(5,558)
Net impairment	$(41,400)	$(11,230)		$(30,170)

Total variance				$(600)

	For The Years Ended December 31,
Variance Component	2007	2006	Change	Revenue Variance
Average portfolio balance	$328,205	$259,766	$68,439	$55,889
Weighted average effective interest rate(1)	72.4%	81.7%	(9.3)%	$(30,553)
Zero basis revenue	$15,164	$28,587		$(13,423)
Net impairment	$(11,230)	$(1,379)		$(9,851)

Total variance				$2,062

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

Purchases by Quarter

The following table summarizes the purchases we have made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—

(1)

Allocation of the forward flow asset to the cost basis of receivable portfolio purchases. In July 2008, we ceased forward flow purchases from Jefferson Capital due to a breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. See Note 12 to our consolidated financial statements for further information about our dispute with Jefferson Capital and CompuCredit.

Purchases by Paper Type

The following table summarizes the cost of charged-off consumer receivable portfolios we have purchased by paper type for the periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006
Credit card	$201,315	$188,207	$66,657
Other	28,963	20,746	77,630

	$230,278	$208,953	$144,287

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and principal on bank borrowings, and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$63,071	$19,610	$38,027
Net cash used in investing activities	$(107,252)	$(95,059)	$(37,190)
Net cash provided by financing activities	$45,846	$73,334	$2,928

On December 31, 2004, our prior Secured Financing Facility expired. All of our portfolio purchases are now funded with cash or financed under our $335.0 million Revolving Credit Facility. Unlike the Secured Financing Facility, our Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 8 to the consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our prior Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make future Contingent Interest payments under this facility.

Amendments of Revolving Credit Facility

During 2005, we entered into a three-year Revolving Credit Facility, to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet our needs. We entered into two amendments to our Revolving Credit Facility during the year ended December 31, 2008. The most significant of these amendments was entered into and effective on July 3, 2008, which expanded the capacity of our Revolving Credit Facility to $335.0 million, added three additional lenders to our syndicate and increased the applicable interest rate spread, under certain circumstances, by 25 to 75 basis points. See Note 8 to the consolidated financial statements for a further discussion of our debt and amendments to our Revolving Credit Facility.

Repurchase of Convertible Notes

On February 27, 2007, our board of directors authorized a securities repurchase program under which we may buy back up to $50.0 million of a combination of our common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During the year ended December 31, 2008, we repurchased $28.6 million principal amount of our outstanding Convertible Notes, for a total of $20.1 million, plus accrued interest. We have not repurchased any common stock under this program.

As of December 31, 2008, we had approximately $71.4 million principal amount of outstanding Convertible Notes due September 19, 2010. A tightening of credit availability could restrict our ability to refinance and/or retire our existing debt. If we are unable to retire or obtain suitable replacement financing for our long-term debt when and as it becomes due, this may have a material and adverse impact on our business and financial condition.

Operating Cash Flows

Net cash provided by operating activities was $63.1 million, $19.6 million and $38.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash provided by operating activities for the year ended December 31, 2008, is primarily related to net income of $18.8 million and $41.4 million in a non-cash add back related to the net impairment of our receivable portfolios. Cash provided by operating activities for the year ended December 31, 2007, is primarily related to net income of $15.0 million and $11.2 million in a non-cash add back related to the net impairment of our receivable portfolios. Cash provided by operating activities for the year ended December 31, 2006, is primarily related to net income of $24.0 million and approximately $10.9 million in non-cash add backs related to depreciation and amortization and stock-based compensation expenses.

Investing Cash Flows

Net cash used in investing activities was $107.3 million, $95.1 million and $37.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The cash flows used in investing activities for the year ended December 31, 2008, are primarily related to receivable portfolio purchases of $224.7 million ($230.3 million of gross purchases less our forward flow allocation of $5.6 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $116.1 million. The cash flows used in investing activities for the year ended December 31, 2007, are primarily related to receivable portfolio purchases of $197.2 million ($208.9 million of gross purchases less our forward flow allocation of $11.7 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $102.1 million. The cash flows used in investing activities for the year ended December 31, 2006, are primarily related to receivable portfolio purchases of $133.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $95.6 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.3 million, $1.4 million and $2.4 million for years ended December 31, 2008, 2007 and 2006, respectively.

Financing Cash Flows

Net cash provided by financing activities was $45.8 million, $73.3 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The cash provided by financing activities during the year ended December 31, 2008, reflects $42.2 million in repayments of the amounts outstanding under our line of credit and $20.1 million in repurchase of our outstanding Convertible Notes, offset by $108.0 million in borrowings under our line of credit agreement. Cash provided by financing activities during the year ended December 31, 2007, reflects $48.5 million in repayments of amounts outstanding under our line of credit and other borrowings, offset by $121.0 million in borrowings under our line of credit agreement. Cash provided by financing activities during the year ended December 31, 2006, reflects $51.3 million in repayments of amounts outstanding under our line of credit and other borrowings, offset by $53.5 million in borrowings under our line of credit agreement.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 –3 Years	3 –5 Years	More Than 5 Years
Revolving credit facility	$238,000	$—	$238,000	$—	$—
3.375% convertible senior notes	71,422	—	71,422	—	—
Estimated interest payments(1)	26,522	16,500	10,022	—	—
Purchase commitments on receivable portfolios(2),(3)	26,007	26,007
Lease obligations	14,212	3,665	5,567	4,980	—
Employee agreements	129	129	—	—	—

Total contractual cash obligations	$376,292	$46,301	$325,011	$4,980	$—

(1)

We calculated estimated interest payments for long-term debt as follows: for the 3.375% convertible senior notes we calculated interest based on the applicable rates and payment dates. For our Revolving Credit Facility, we calculated the interest for the hedged portion using fixed interest rates plus the required spread. For the remaining balance, which is subject to a variable interest rate, we estimated interest rates based on our determination of the most likely scenario. We expect to settle such interest payments with cash flows from operating activities.

(2)

Certain of these purchase commitments allow us to cancel the commitment with a 60-day notice or a one-time cancellation fee. We do not anticipate canceling any of these commitments at this time and, as a result, have included the entire anticipated future commitment. We expect to fund forward flow purchases with cash flows from operating activities and/or borrowings from our Revolving Credit Facility.

(3)

Purchase commitments do not include the remaining purchase obligations under our forward flow agreement with Jefferson Capital entered into on June 2, 2005. Subsequent to June 30, 2008, we ceased forward flow purchases from Jefferson Capital due to a breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. See Note 12 to our consolidated financial statements, for further information about our dispute with Jefferson Capital and CompuCredit.

Our Revolving Credit Facility has a remaining term of 1.3 years and to the extent that a balance is outstanding on our Revolving Credit Facility, it would be due in May 2010. The outstanding balance on our Revolving Credit Facility as of December 31, 2008, was $238.0 million. As discussed above, effective July 3, 2008, we expanded the capacity of our Revolving Credit Facility from $230.0 million to $335.0 million, which provides us with a significant amount of additional capital to fund our growth. For additional information on our debt, see Note 8 to our consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge to our statement of operations of $6.9 million after the effect of income taxes), we have achieved 28 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $10.3 million as of December 31, 2008, and $97.0 million in borrowing capacity and $35.5 million in borrowing base availability under our Revolving Credit Facility as of December 31, 2008.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Regulation S-K 303(a)(4).

Inflation

We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2008, 2007, and 2006, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Critical Accounting Policies

Investment in Receivable Portfolios. Commencing January 1, 2005, we began accounting for our investment in receivable portfolios in accordance with the provisions of SOP 03-3. SOP 03-3 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-3 limits the revenue that may be accreted, (also known as accretable yield), to the excess of our estimate of undiscounted cash flows expected to be collected over our investment, or cost basis, in the pool.

As permitted by SOP 03-3, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-3 were aggregated by quarter of purchase.

In compliance with SOP 03-3, we account for our investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

Contingent Interest. Prior to May 7, 2007, under the terms of our prior Secured Financing Facility, once we repaid the lender for the notes for each purchased portfolio and collected sufficient amounts to recoup our initial cash investment in each purchased portfolio, then we shared the residual collections (“Contingent Interest”) from the receivable portfolios, net of servicing fees, with the lender. We made estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we recorded a portion of the estimated future profit sharing obligation as Contingent Interest expense.

On May 7, 2007, we entered into an agreement with the lender under our prior Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. Subsequent to that date, we are no longer obligated to make any contingent interest payments under the Secured Financing Facility and as a result, no longer record such interest in our statements of operations.

See Note 8 to the consolidated financial statements for a further discussion on Contingent Interest.

Deferred Revenue. On August 30, 2005, we acquired substantially all the assets and assumed certain liabilities of Ascension. Ascension provides bankruptcy administration services primarily to holders of motor vehicle secured loans, on which the debtor has filed for Chapter 7 or 13 bankruptcy protection. These services are provided subject to the terms of long-term contracts. Such contracts generally have initial terms of one or two years and automatically renew annually. Fees for the bankruptcy administration services are charged on a ‘per referred’ account basis and generally consist of an upfront fee at the time of account referral. This upfront fee is typically coupled with either an ongoing monthly service fee per referred account or service specific fees based on a predetermined fee schedule. The servicing deliverable for Chapter 7 accounts is focused on the completion of the entire bankruptcy process resulting in the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). Due to practical limitations and constraints, a historical average life of seven months is used rather than actual closure dates. Therefore, the total financial consideration (less efforts applied to litigation for client contracts without a separate litigation fee schedule) is recognized seven months after a referred account is activated. Chapter 13 bankruptcy proceedings, also known as reorganization, are generally designed to restructure an individual’s debts and allow them to propose a repayment plan detailing how they are going to pay back their debts over the plan period. The responsibility of Ascension is to ensure that the client’s claim is recognized by the court to the maximum benefit of Ascension’s client, and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period for Chapter 13 bankruptcy placements is thirty-five months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is recognized ratably, including any upfront fees received by the Company over time as the services are provided. The litigation deliverable is an as incurred event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. Any billings in excess of the ratable revenue will be deferred. The average duration period for Chapter 7 and 13 bankruptcy placements is reviewed periodically for changes.

Convertible Notes Hedge. In 2005, we issued $100.0 million of 3.375% Convertible Notes due September 19, 2010. Concurrent with the sale of the Convertible Notes, we purchased call options to purchase shares of our common stock and sold warrants to sell shares of our our common stock to the parties to which the Convertible Notes were issued. In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in our consolidated financial statements.

Forward Flow Asset. In connection with our acquisition of certain assets from Jefferson Capital in June 2005, we entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the next five years at a fixed price. We allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statements of financial condition as forward flow asset. We allocate a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion the purchase represents to the total purchase commitment, as adjusted for the time-value of money. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to us. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset.

On July 15, 2008, we gave Jefferson Capital and its parent company, CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the agreement under which the forward flow purchases are made and initiated arbitration as a result of the breach. This matter is in the early stages of development and any impact on the recoverability of our forward flow asset, currently stated at $10.3 million, is uncertain. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. See Note 12 to the consolidated financial statements, for more information on our dispute with Jefferson Capital and CompuCredit.

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

Income Taxes. We use the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statements of operations. See Note 10 to the consolidated financial statements for further discussion of income taxes.

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

Use of Estimates. We have made significant estimates with respect to the rate of return established to recognize accretion revenue on our receivable portfolios and with respect to the provision for impairment of receivable portfolios. In connection with these estimates, we have made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned.

Significant estimates have also been made with respect to Ascension’s service revenue, the realizability of our net deferred court costs, forward flow asset, other assets, intangible assets, net deferred tax assets and tax reserve, stock-based compensation, and the potential liabilities with respect to our self-insured workers’ compensation and health benefits plans.

Changes in Accounting Estimate

Effective January 1, 2008, we revised our Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there were enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast was treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections,” was recognized prospectively in our consolidated financial statements, effective January 1, 2008. In the quarter ended March 31, 2008, this prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08, which we recorded in the quarter ended March 31, 2008.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (the “FASB”) issued Statements No. 141 (revised 2007), “Business Combinations.” The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We will adopt this new standard for our fiscal year beginning January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. We do not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt this new standard and its required disclosures, in our consolidated financial statements for the fiscal year beginning January 1, 2009.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is to be applied retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. We believe that this FSP will change the accounting treatment of our current outstanding Convertible Notes that were issued in 2005. Based on our preliminary analysis, we will retrospectively designate approximately $26.8 million of the $100.0 million original debt as equity, which will create a corresponding debt discount of $26.8 million and therefore reduce the original net debt balance to $72.2 million. We will retrospectively incur additional interest expense as a result of amortizing the debt discount. The estimated additional interest expense is approximately $5.1 million, $4.9 million, and $4.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Instrument When the Market for That Asset Is Not Active.” This FSP illustrates key considerations in determining a fair value of a financial asset when the market for that financial asset is not active. This FSP also provides clarification, among other things, how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs do not exist. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. There was no impact to our consolidated financial statements as a result of this FSP.

In December 2008, the FASB released FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement of Financial Accounting Standard No. 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. We expect to adopt this new standard and its required disclosures in our consolidated financial statements for the fiscal year ending December 31, 2009.

Special Note on Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we believe are subject to certain safe harbors. Many statements, other than statements of historical facts, included or incorporated into this Annual Report on Form 10-K are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. In particular, these statements may be found, among other places, under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Risk Factors” sections.

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

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2008, we had total borrowings of $238.0 million outstanding under our Revolving Credit Facility, of which $188.0 million was subject to variable interest rates. See Note 8 to the consolidated financial statements for a further discussion of debt.

Changes in short-term interest rates also affect our earnings as a result of our borrowings under variable rate borrowing agreements. If the market interest rates for our variable rate agreements increase at an average of 10.0%, interest expense would increase, and income before income taxes would decrease by approximately $1.0 million, on an annualized basis, based on the amount of related outstanding borrowings subject to variable interest rates as of December 31, 2008, of $188.0 million. Conversely, if market interest rates decreased an average of 10.0%, our interest expense would decrease, thereby increasing income before income taxes by approximately $1.0 million, on an annualized basis, based on borrowings subject to variable interest rates as of December 31, 2008.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the Report of BDO Seidman LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-33.

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s processes contain self-monitoring mechanisms and actions are taken to correct deficiencies as they are identified.

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2008, as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Diego, California

February 10, 2009

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2009 Proxy Statement to be filed no later than April 30, 2009, is hereby incorporated by reference.

Item 11—Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the 2009 Proxy Statement to be filed no later than April 30, 2009, is hereby incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2008 Proxy Statement to be filed no later than April 30, 2009, is hereby incorporated by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2009 Proxy Statement to be filed no later than April 30, 2009, is hereby incorporated by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2009 Proxy Statement to be filed no later than April 30, 2009, is hereby incorporated by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this Form 10-K:

(b) Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through May 1, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2007)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

Number	Description
10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 4, 2006)

10.6+	Executive Non-Qualified Excess Plan (filed herewith)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated August 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007)

10.8+	Form of Option Agreement pursuant to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.9+	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.11	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (the “Secured Financing Facility”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2001, File No. 000-26489)

10.12	First Amendment, dated as of June 26, 2003, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003, File No. 000-26489)

10.13	Third Amendment, dated as of November 29, 2004, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2004)

10.14	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.15	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.16	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.17	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

10.18	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

Number	Description
10.19	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.20	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

10.21	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.22	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.23	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.24	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25+	Employment Agreement dated as of June 13, 2005 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.26+	Amendment One dated as of June 5, 2006 to Employment Agreement between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2006)

10.27+	Letter agreement dated as of December 30, 2008 between the Company and J. Brandon Black (filed herewith)

10.28	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.29	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.30	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.31	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Number	Description
10.34	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.36	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.37	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.38	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.39+	Form of Executive Severance Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007)

10.40	Lease Deed, dated as of June 19, 2008, by and between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.41	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.42	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP, dated February 10, 2009 to the incorporation by reference of their report dated February 10, 2009, in the Company’s Registration Statements on Form S-8 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/S/ J. BRANDON BLACK
J. Brandon Black
President and Chief Executive Officer

Date: February 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ J. BRANDON BLACK J. Brandon Black	President and Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2009

/S/ PAUL GRINBERG Paul Grinberg	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 11, 2009

/S/ TIMOTHY J. HANFORD* Timothy J. Hanford	Director	February 11, 2009

/S/ GEORGE LUND* George Lund	Director	February 11, 2009

/S/ RICHARD A. MANDELL* Richard A. Mandell	Director	February 11, 2009

/S/ WILLEM MESDAG* Willem Mesdag	Director	February 11, 2009

/S/ JOHN J. OROS* John J. Oros	Director	February 11, 2009

/S/ J. CHRISTOPHER TEETS* J. Christopher Teets	Director	February 11, 2009

/S/ WARREN WILCOX* Warren Wilcox	Director	February 11, 2009

*	/S/ J. BRANDON BLACK

As attorney-in-fact pursuant to power of attorney dated February 2009.

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Effective 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Diego, California

February 10, 2009

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$10,341	$8,676
Accounts receivable, net	1,757	4,136
Investment in receivable portfolios, net	461,346	392,209
Deferred court costs	28,335	20,533
Property and equipment, net	6,272	4,390
Prepaid income tax	7,935	10,346
Forward flow asset	10,302	15,863
Other assets	5,286	8,800
Goodwill	15,985	15,985
Identifiable intangible assets, net	1,739	2,557

Total assets	$549,298	$483,495

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$18,204	$20,346
Deferred tax liabilities, net	15,199	13,669
Deferred revenue and purchased servicing obligation	5,203	3,898
Debt	311,319	272,420
Other liabilities	3,483	1,642

Total liabilities	353,408	311,975

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,053 shares and 22,992 shares issued and outstanding as of December 31, 2008 and 2007, respectively	231	230
Additional paid-in capital	79,971	73,310
Accumulated earnings	117,809	98,975
Accumulated other comprehensive loss	(2,121)	(995)

Total stockholders’ equity	195,890	171,520

Total liabilities and stockholders’ equity	$549,298	$483,495

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue
Revenue from receivable portfolios, net	$240,802	$241,402	$239,340
Servicing fees and other related revenue	15,087	12,609	15,800

Total revenue	255,889	254,011	255,140

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	58,120	64,153	63,962
Stock-based compensation expense	3,564	4,287	5,669
Cost of legal collections	96,187	78,636	52,079
Other operating expenses	23,652	21,533	22,585
Collection agency commissions	13,118	12,411	18,030
General and administrative expenses	19,445	17,478	17,310
Depreciation and amortization	2,814	3,351	3,894

Total operating expenses	216,900	201,849	183,529

Income before other (expense) income and income taxes	38,989	52,162	71,611

Other (expense) income
Interest expense	(15,629)	(13,904)	(12,512)
Contingent interest expense	—	(4,123)	(18,520)
Pay-off of future contingent interest	—	(11,733)	—
Gain on repurchase of convertible notes, net	8,096	—	—
Other income	358	1,071	609

Total other expense	(7,175)	(28,689)	(30,423)

Income before income taxes	31,814	23,473	41,188
Provision for income taxes	(12,980)	(8,431)	(17,180)

Net income	$18,834	$15,042	$24,008

Weighted average shares outstanding:
Basic	23,046	22,876	22,754
Diluted	23,577	23,386	23,390
Earnings per share:
Basic	$0.82	$0.66	$1.06
Diluted	$0.80	$0.64	$1.03

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity	Comprehensive Income (loss)
	Shares	Par
Balance at December 31, 2005	22,651	$227	$57,989	$59,925	$211	$118,352	$31,131

Net income	—	—	—	24,008	—	24,008	24,008
Other comprehensive income:
Unrealized gain on non-qualified deferred compensation, net of tax	—	—	—	—	232	232	232
Exercise of stock options	130	1	148	—	—	149	—
Stock-based compensation	—	—	5,669	—	—	5,669	—
Tax benefit from convertible notes interest expense	—	—	1,851	—	—	1,851	—
Tax benefit related to stock option exercises	—	—	875	—	—	875	—

Balance at December 31, 2006	22,781	228	66,532	83,933	443	151,136	24,240

Net income	—	—	—	15,042	—	15,042	15,042
Other comprehensive loss:
Unrealized loss on non-qualified deferred compensation, net of tax	—	—	—	—	(443)	(443)	(443)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(995)	(995)	(995)
Exercise of stock options and issuance of share-based awards	211	2	346	—	—	348	—
Stock-based compensation	—	—	4,287	—	—	4,287	—
Tax benefit from convertible notes interest expense	—	—	2,051	—	—	2,051	—
Tax benefit related to stock option exercises	—	—	94	—	—	94	—

Balance at December 31, 2007	22,992	230	73,310	98,975	(995)	171,520	13,604

Net income	—	—	—	18,834	—	18,834	18,834
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(1,126)	(1,126)	(1,126)
Exercise of stock options and issuance of share-based awards	61	1	22	—	—	23	—
Stock-based compensation	—	—	3,564	—	—	3,564	—
Tax benefit from convertible notes interest expense	—	—	2,082	—	—	2,082	—
Tax provision related to stock option exercises	—	—	(461)	—	—	(461)	—
Tax benefit from repurchase of convertible notes	—	—	1,454	—	—	1,454	—

Balance at December 31, 2008	23,053	$231	$79,971	$117,809	$(2,121)	$195,890	$17,708

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net Income	$18,834	$15,042	$24,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,814	3,351	3,894
Amortization of loan costs	1,377	1,219	1,340
Stock-based compensation expense	3,564	4,287	5,669
Gain on repurchase of converitible notes, net	(8,096)	—	—
Deferred income tax expense	1,531	3,002	3,426
Other non-cash tax benefits, net	3,075	2,145	2,726
Tax benefit from stock-based payment arrangements	—	(698)	(768)
Provision for impairment on receivable portfolios, net	41,400	11,230	1,379
Changes in operating assets and liabilities
Restricted cash	—	4,660	(448)
Other assets	4,135	545	5,186
Deferred court costs	(7,803)	(9,599)	(7,132)
Prepaid income tax	2,411	(6,619)	9,843
Accrued profit sharing arrangement	—	(6,869)	(9,659)
Deferred revenue and purchased service obligation	1,305	1,108	(2,312)
Accounts payable and accrued liabilities	(1,476)	(3,194)	875

Net cash provided by operating activities	63,071	19,610	38,027

Investing activities:
Cash paid for India membership interest	—	(2,250)	—
Purchases of receivable portfolios, net of forward flow allocation	(224,717)	(197,249)	(133,653)
Collections applied to investment in receivable portfolios	116,101	102,093	95,647
Proceeds from put-backs of receivable portfolios	3,640	3,769	3,246
Purchases of property and equipment	(2,276)	(1,422)	(2,430)

Net cash used in investing activities	(107,252)	(95,059)	(37,190)

Financing activities:
Proceeds from notes payable and other borrowings	108,000	121,000	53,500
Repayment of notes payable and other borrowings	(42,169)	(48,500)	(51,250)
Repurchase of convertible notes	(20,101)	—	—
Proceeds from exercise of stock options	23	348	149
Tax benefit from stock-based payment arrangements	—	698	768
Proceeds from capital lease	400	—	—
Repayment of capital lease obligations	(307)	(212)	(239)

Net cash provided by financing activities	45,846	73,334	2,928

Net increase (decrease) in cash	1,665	(2,115)	3,765
Cash and cash equivalents, beginning of period	8,676	10,791	7,026

Cash and cash equivalents, end of period	$10,341	$8,676	$10,791

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,427	$35,707	$40,016
Cash paid for income taxes	$5,301	$8,730	$874
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$1,602	—	—
Allocation of forward flow asset to acquired receivable portfolios	$5,561	$11,704	$10,644

See accompanying notes to consolidated financial statements

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

Management has made significant estimates with respect to the rate of return established to recognize accretion revenue on its receivable portfolios and with respect to the provision for impairment of receivable portfolios. In connection with these estimates, management has made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned, and in prior years, those underlying the Company’s retained interest. Every quarter since the fourth quarter of 2003, the Company has updated its collection forecasts of the remaining cash flows of its receivable portfolios utilizing its internally developed Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) forecasting models.

The Company utilizes its UCS and BLS models to project the remaining cash flows from its receivable portfolios, considering known data about the Company’s customers’ accounts, including, among other things, the Company’s collection experience, and changes in external customer factors, in addition to all data known when it acquired the accounts. The Company routinely evaluates and implements enhancements to its UCS and BLS models. During the quarter ended March 31, 2008, the Company revised its UCS and BLS methodology by extending the collection forecast from 72 months to 84 months. See Note 3 for further discussion on the extension of the collection forecast.

Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 8), the realizability of the Company’s net deferred court costs (see Note 4), forward flow asset (see Note 12), other assets (see Note 6), intangible assets (see below ), net deferred tax assets and tax reserves (see Note 10), stock-based compensation (see Note 9) and the Company’s potential liabilities with respect to its self-insured workers’ compensation and health benefits plans (see Note 12). Actual results could materially differ from these estimates, making it possible that a material change in these estimates could occur within one year.

Reclassification

During the year ended December 31, 2008, the Company changed the presentation of its cash flows from the direct method to the indirect method, in order to conform to comparable industry presentations. As a result, the prior years’ consolidated statement of cash flows has been changed to the indirect method, to conform to the current year’s presentation.

The Company reclassified $3.8 million of restricted cash as of December 31, 2007, from restricted cash to cash and cash equivalents in order to conform to the current year’s presentation.

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

Investment in Receivables Portfolios

Commencing January 1, 2005, the Company began accounting for its investment in receivable portfolios in accordance with the provisions of AICPA Statement of Position 03-3, “Accounting for Certain Debt Securities in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. SOP 03-3 limits the revenue that may be accreted (also known as accretable yield) to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool.

As permitted by SOP 03-3, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect only a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-3 were aggregated by quarter of purchase.

In compliance with SOP 03-3, the Company accounts for its investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

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

Forward Flow Asset

In connection with the acquisition of certain assets of Jefferson Capital in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the subsequent five years at a fixed price. The Company allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected in the consolidated statements of financial condition as forward flow asset. The Company allocates a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement based on the proportion of the forward flow asset that the purchase represents compared to the total purchase commitment, as adjusted for the time-value of money. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to the Company. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset. The Company routinely evaluates the forward flow asset carrying balance for impairment.

On July 15, 2008, the Company gave Jefferson Capital and its parent company, CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the agreement under which the forward flow purchases are made and initiated arbitration as a result of the breach. See Note 12 for more information on the Company’s dispute with Jefferson Capital and CompuCredit.

This matter is in the early stages of development and any impact on the recoverability of the Company’s forward flow asset, currently stated at $10.3 million, is uncertain. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Identifiable Intangible Assets and Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangibles Assets” (“FAS 142”), the Company’s identifiable intangible assets, which all fall into one intangible asset class, are recorded at cost and are amortized using an accelerated method, based on discounted cash flows over their estimated useful lives, which range from four to seven years. Acquired identifiable intangible assets are presented net of accumulated amortization of $4.3 million and $3.4 million as of December 31, 2008 and 2007, respectively. The estimated annual aggregate amortization of intangibles assets is $0.6 million, $0.4 million, $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2009, 2010, 2011, 2012 and thereafter, respectively. The Company’s identifiable intangibles assets are summarized as follows (in thousands):

	2008	2007
Customer relationships	$5,500	$5,500
Other	500	500

Gross carrying amount	6,000	6,000
Less: accumulated amortization	(4,261)	(3,443)

Total identifiable intangible assets	$1,739	$2,557

Goodwill, pursuant to FAS 142, is not amortized, but rather reviewed along with the identifiable intangible assets for impairment. The Company tests its goodwill for impairment at least annually in accordance with FAS 142. During the year ended December 31, 2008, the Company performed impairement testing on all reporting units that have goodwill, no impairment was identified. As of December 31, 2008, the Company’s goodwill was approximately $16.0 million.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value and, accordingly, the Company has not recognized any impairment losses through December 31, 2008.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Fixed Asset Category	Estimated Useful Life
Leasehold improvements	Lesser of lease term, including periods covered by renewal options, or useful life
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 to 5 years

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

Contingent Interest

Prior to May 7, 2007, under the terms of the Company’s prior secured financing facility (“Secured Financing Facility”), once the Company repaid the lender for the notes for each purchased portfolio and collected sufficient amounts to recoup its initial cash investment in each purchased portfolio, the Company shared the residual collections (“Contingent Interest”) from the receivable portfolios, net of its servicing fees, with the lender. The Company made estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, the Company recorded a portion of the estimated Contingent Interest as accrued profit sharing arrangement and interest expense.

On May 7, 2007, the Company entered into an agreement with the lender under its prior Secured Financing Facility to eliminate all future Contingent Interest payments for a one-time payment of $16.9 million. Subsequent to that date, the Company is no longer obligated to make any contingent interest payments under the Secured Financing Facility and, as a result, no longer records such interest in its statements of operations. See Note 8 for further discussion of Contingent Interest.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against the net deferred tax asset. The Company’s net deferred tax liability as of December 31, 2008, was $15.2 million.

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

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company elected the modified prospective transition method as permitted by FAS 123R and, accordingly, prior periods have not been restated to reflect the impact of FAS 123R. The modified prospective transition method requires the Company to record stock-based compensation expense for all new and unvested stock options and restricted stock units that are ultimately expected to vest, as the requisite service is rendered, beginning January 1, 2006. In accordance with FAS 123R, beginning in the first quarter of 2006, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statements of cash flows. See Note 9 for further discussion of the Company’s stock-based compensation.

Fair Values of Financial Instruments

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“FAS 157”) for its financial assets and liabilities. FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investment in receivable portfolios, net, deferred court costs, forward flow assets and long-term debt. The fair value of cash and cash equivalents, accounts receivable, and Revolving Credit Facility approximates their respective carrying values. For investment in receivable portfolios, deferred court costs and the forward flow assets, which are not required to be carried at fair value, the Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so. See Notes 2 to the consolidated financial statements for further information on FAS 157.

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

Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedge Activities, as amended” (“FAS 133”) requires that the derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense, in the period of change. At the inception of the hedging program, the Company concluded that the hedge relationship was highly effective. The Company performs quarterly assessments to determine the effectiveness as well as ineffectiveness of the hedged instruments. See Note 8 for further discussion of the Company’s derivative instruments.

Concentrations of Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. Cash balances are generally substantially in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Earnings Per Share

Earnings and Loss per share are calculated pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” For the years ended December 31, 2008, 2007 and 2006, diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the year. Dilutive potential common shares consist of incremental shares issuable upon exercise of stock options and warrants.

Employee stock options to purchase approximately 1,254,000, 1,222,000, and 1,292,000 shares of common stock during the years ended December 31, 2008, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. Management of the Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company expects to adopt this new standard and its required disclosures, in its consolidated financial statements for the fiscal year beginning January 1, 2009.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP is to be applied retrospectively to all past periods presented, even if the instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. The Company believes that this FSP will materially change the accounting treatment of its current outstanding convertible senior notes (“Convertible Notes”) issued in 2005. Based on a preliminary analysis, the Company will retrospectively designate approximately $26.8 million of the $100.0 million original debt as equity, which will create a debt discount of $26.8 million and therefore reduce the original net debt balance to $72.2 million. The Company will retrospectively incur additional interest expense as a result of amortizing the debt discount. The estimated additional interest expense is approximately $5.1 million, $4.9 million and $4.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In December 2008 the FASB released FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement of Financial Accounting Standard No. 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company expects to adopt this new standard and its required disclosures in its consolidated financial statements for the fiscal year ending December 31, 2009.

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

Financial instruments not required to be carried at fair value

•	Investment in receivable portfolios, net

•	Deferred court costs

•	Forward flow asset

•	Long-term debt

The Company has elected not to adopt the provisions of Statements of Financial Accounting Standard No. 159, “Fair Value Option,” for its fiscal year ended December 31, 2008. Therefore, the above instruments are not required to be recorded at their fair value. However, for disclosure purposes, in connection with the provisions of Statements of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to estimate the fair value of financial instruments when it is practical to do so. Borrowings under the Company’s Revolving Credit Facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s Convertible Notes are carried at a principal amount of $71.4 million at December 31, 2008. Their fair value estimate incorporates quoted market prices at the balance sheet date. However, the market for these securities is not active, and, therefore, results in a level 2 fair value measurement. As of December 31, 2008, the fair value estimate of the Company’s convertible senior notes based on quoted market prices amounts to approximately $51.4 million. For investment in receivable portfolios, deferred court costs and the forward flow asset, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

Note 3: Investment in Receivable Portfolios, Net

In accordance with the provisions SOP 03-3, discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-3 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with SOP 03-3, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent, expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of operations as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or impairment. Revenue from receivable portfolios is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments.

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of December 31, 2008, there were six portfolios accounted for using the cost recovery method, consisting of $0.7 million in net book value of investment in receivable portfolios, representing all of the healthcare portfolios that the Company had acquired. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $0.7 million net book value, reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2006	$417,981	$38,967	$456,948
Revenue recognized, net	(226,237)	(15,165)	(241,402)
Additions (reductions) on existing portfolios	35,008	(10,800)	24,208
Additions for current purchases	259,900	—	259,900

Balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(231,196)	(9,606)	(240,802)
(Reductions) additions on existing portfolios	(84,537)	4,941	(79,596)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	354,618	—	354,618

Balance at December 31, 2008	$592,824	$8,337	$601,161

During the year ended December 31, 2008, the Company purchased receivable portfolios with a face value of $6.6 billion for $230.3 million, or a purchase cost of 3.5% of face value. The estimated future collections at acquisition for these portfolios amounted to $583.2 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2008 and 2007, approximately $9.2 million and $14.3 million, exclusive of $0.4 million and $0.9 million Zero Basis Revenue on the retained interest, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

During the quarter ended March 31, 2008, the Company revised the forecasting methodology it used to value a portfolio by extending the collection forecast from 72 months to 84 months. This change was made as a result of the Company’s increased confidence in its ability to forecast future cash collections to 84 months. Extending the collection forecast from 72 months to 84 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios, as of March 31, 2008, by $67.3 million, or 7.5%. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08, for the quarter ended March 31, 2008.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Year Ended December 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	230,278	—	—	230,278
Gross collections(1)	(388,110)	(587)	(9,606)	(398,303)
Put-backs and recalls	(3,330)	(310)	—	(3,640)
Revenue recognized(2),(3)	272,596	—	9,606	282,202
Impairment, net(2)	(41,400)	—	—	(41,400)

Balance, end of period	$460,598	$748	$—	$461,346

Revenue as a percentage of collections(4)	70.2%	0.0%	100.0%	70.9%

	For the Year Ended December 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	208,953	—	—	208,953
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections(1)	(339,357)	(203)	(15,164)	(354,724)
Put-backs and recalls	(3,767)	(2)	—	(3,769)
Revenue recognized(3)	237,467	—	15,164	252,631
Impairment, net	(9,839)	—	—	(9,839)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$390,564	$1,645	$—	$392,209

Revenue as a percentage of collections(4)	70.0%	0.0%	100.0%	71.2%

	For the Year Ended December 31, 2006
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$255,299	$1,034	$—	$256,333
Purchases of receivable portfolios	140,664	3,623	—	144,287
Transfer of healthcare receivables	2,485	(2,485)	—	—
Gross collections(1)	(305,609)	(2,172)	(28,593)	(336,374)
Put-backs and recalls	(3,243)	—	5	(3,238)
Revenue recognized(3)	212,131	—	28,588	240,719
Impairment, net	(1,379)	—	—	(1,379)

Balance, end of period	$300,348	$—	$—	$300,348

Revenue as a percentage of collections(4)	69.4%	0.0%	100.0%	71.6%

(1)	Does not include amounts collected on behalf of others.
(2)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.
(3)	Includes retained interest.
(4)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the years ended December 31, 2008 and 2007 (in thousands):

Valuation Allowance
Balance at December 31, 2006	$4,522
Provision for impairment losses	14,303
Write-down of healthcare receivables	1,391
Reversal of prior allowance	(4,464)

Balance at December 31, 2007	$15,752
Provision for impairment losses	42,532
Reversal of prior allowance	(1,132)

Balance at December 31, 2008	$57,152

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Years Ended December 31,
	2008	2007	2006
Collection sites	$157,077	$126,093	$129,009
Legal collections	193,201	169,005	118,712
Collection agencies	34,736	33,325	49,696
Sales	12,550	24,001	34,035
Other	1,069	2,769	5,645

	$398,633	$355,193	$337,097

Note 4: Deferred Court Costs

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

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	December 31, 2008	December 31, 2007
Court costs advanced	$145,579	$88,385
Court costs recovered	(36,929)	(21,749)
Court costs reserve	(80,315)	(46,103)

	$28,335	$20,533

Note 5: Property and Equipment

Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2008	December 31, 2007
Furniture, fixtures and equipment	$2,140	$2,031
Computer equipment and software	15,833	13,470
Telecommunications equipment	2,016	2,016
Leasehold improvements	3,375	1,969

	23,364	19,486

Less: accumulated depreciation and amortization	(17,092)	(15,096)

	$6,272	$4,390

Depreciation expense was $2.0 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively.

Note 6: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2008	December 31, 2007
Debt issuance costs, net of amortization	$2,172	$3,177
Deferred compensation assets	1,206	3,158
Prepaid expenses	973	820
Other	935	1,645

	$5,286	$8,800

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 7: Goodwill

On October 30, 2007, the Company entered into a membership interest purchase agreement with its then joint venture partner, to acquire its 49% ownership interest in the Company’s India operation for $2.3 million in cash. As a result, the Company acquired full ownership of the India operation. The membership buyout was determined to be an acquisition of minority interest in a subsidiary and, therefore, the purchase method accounting was applied in accordance with the provisions of FAS 141.

Prior to the acquisition, the India operation was determined to be a variable interest entity, subject to the provisions of Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and was already included in the Company’s consolidated financial statements. At the time of acquisition, the fair value of assets acquired and liabilities assumed was de minimus and no identifiable intangible assets were acquired. As a result, the entire purchase price of $2.3 million was allocated to goodwill.

The following sets forth changes in our goodwill for the years ended December 31, 2008 and 2007 (in thousands):

Goodwill
Balance at December 31, 2006	$13,735
Goodwill recorded for India membership buyout	2,250

Balance at December 31, 2007	15,985
Change in goodwill	—

Balance at December 31, 2008	$15,985

The Company tests its goodwill for impairment at least annually in accordance with FAS 142. During the year ended December 31, 2008, the Company performed impairement testing on all reporting units that have goodwill, no impairment was identified.

Note 8: Debt

The Company is obligated under borrowings, as follows (in thousands):

	December 31, 2008	December 31, 2007
Convertible senior notes	$71,422	$100,000
Revolving credit facility	238,000	172,169
Capital lease obligations	1,897	251

	$311,319	$272,420

Convertible Senior Notes

In 2005, the Company issued $100.0 million of 3.375% Convertible Notes due September 19, 2010. Interest on the Convertible Notes is payable semi-annually, in arrears, on March 19 and September 19 of each year. The Convertible Notes rank equally with the Company’s existing and future senior indebtedness and are senior to the Company’s potential future subordinated indebtedness. Prior to the implementation of the net-share settlement feature discussed below, the Convertible Notes were convertible, prior to maturity, subject to certain conditions described below, into shares of the Company’s common stock at an initial conversion rate of 44.7678 per $1,000 principal amount of notes, which represented an initial conversion price of approximately $22.34 per share, subject to adjustment.

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

During the year ended December 31, 2008, the Company repurchased $28.6 million principal amount of its outstanding Convertible Notes, for a total price of $20.1 million, plus accrued interest. These transactions left $71.4 million principal amount of the Company’s Convertible Notes outstanding and resulted in a net gain of $8.1 million. As of December 31, 2008, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were $3.4 million, which have been capitalized as debt issuance costs on the Company’s consolidated statements of financial condition and are being amortized using the effective interest rate method over the term of the Convertible Notes. The Company has written-off approximately $0.4 million in debt issuance costs in connection with the repurchase of its Convertible Notes during the year ended December 31, 2008.

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

Revolving Credit Facility

During 2005, the Company entered into a three-year Revolving Credit Facility, to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet the needs of the Company, and is due to expire in May 2010.

Effective February 27, 2007 and May 9, 2008, the Company amended the Revolving Credit Facility to allow for the Company to repurchase up to $50.0 million of a combination of its common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity.

Effective May 7, 2007, the Company amended the Revolving Credit Facility in connection with an agreement reached with the lender under the Company’s prior Secured Financing Facility. This amendment allows the Company to exclude the expense associated with a one-time payment of $16.9 million in connection with its termination of all future obligations under its Secured Financing Facility as further discussed below.

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

At December 31, 2008, the outstanding balance on the Revolving Credit Facility was $238.0 million, which bore a weighted average interest rate of 5.64%. The aggregate borrowing base was $273.5 million, of which $35.5 million was available for future borrowings.

Secured Financing Facility

The Company repaid in full the principal balance of the prior Secured Financing Facility at the end of 2006 and will make no further borrowings under that facility. Prior to May 7, 2007, the Company and the lender shared the residual collections, net of servicing fees paid to the Company. The residual collections paid to the lender were classified as contingent interest (“Contingent Interest”).

On May 7, 2007, the Company entered into an agreement with the lender under its prior Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. Subsequent to the second quarter of 2007, the Company is no longer obligated to make any Contingent Interest payments under the Secured Financing Facility and, as a result, no longer records such interest in its statements of operations.

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

FAS 133 requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective. Accordingly, no gain or loss has been recognized in earnings for the years ended December 31, 2008 and 2007. The change in fair value recognized in accumulated other comprehensive loss was $1.9 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the fair value of the hedges represented a liability of $3.5 million.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $20,000 through November 2011 and have an implicit interest rate of approximately 6.9%.

The Company finances certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of December 31, 2008, the Company’s combined obligation was approximately $1.3 million. Commencing in October 2008, these financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Five-Year Maturity Schedule

The following table summarizes the five year maturity of the Company’s debt and other long term liabilities (in thousands):

	2009	2010	2011	2012	2013	Total
Convertible senior notes	$—	$71,422	$—	$—	$—	$71,422
Revolving credit facility	—	238,000	—	—	—	238,000
Capital lease obligations	568	568	568	330	187	2,221

Less: interest portion of capital lease	(132)	(98)	(60)	(29)	(5)	(324)

	$436	$309,892	$508	$301	$182	$311,319

Note 9: Stock Based Compensation

On March 30, 2005, the Board of Directors of the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan. The benefits provided under these plans are share-based compensation subject to the provisions of FAS 123R.

In accordance with FAS 123R, compensation expense is recognized only for those shares expected to vest, net of estimated forfeitures based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2008, 2007 and 2006 were $3.6 million, $4.3 million and $5.7 million, respectively.

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

Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company took into account the percentage of option exercises, the percentage of options that expire unexercised and the percentage of options outstanding. The Company used this valuation to determine the expected life of the options, which are 5.1 years for officers and 4.9 years for all others.

Expected Volatility. The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options, which is 5.1 years for officers and 4.9 years for all others.

Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. FAS 123R requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior five years as a proxy for forfeitures. Based on the internal analysis, the expected forfeiture rates were determined to be 13.3% of options granted to officers and 13.4% of options granted to all others.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2008	2007	2006
Weighted average fair value of options granted	$5.37	$6.82	$5.33
Risk free interest rate	3.0%	4.5%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	46%	71%	44%
Weighted-average expected life of options	5 Years	5 Years	5 Years

Unrecognized compensation cost related to stock options as of December 31, 2008, was $1.9 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 2.4 years. The fair value of options vested for the year ended December 31, 2008, 2007 and 2006 was $2.6 million, $4.2 million and $5.6 million, respectively.

A summary of the Company’s stock option activity as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	2,126,852	$0.35–$20.09	$9.30
Granted	250,000	12.12	12.12
Cancelled/forfeited	(204,589)	10.60–18.02	15.49
Exercised	(32,760)	0.52–10.92	2.56

Outstanding at December 31, 2008	2,139,503	$0.35–$20.09	$9.14	$4,598

Exercisable at December 31, 2008	1,629,306	$0.35–$20.09	$8.35	$4,598

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $0.3 million, $1.7 million and $2.2 million, respectively. As of December 31, 2008, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.9 years and 4.9 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with FAS 123R, the fair value of restricted stock units is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of restricted stock unit awards expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2008, 113,100 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance Shares”). The fair value of the Performance Shares is expensed over the expected vesting period based on our forfeiture assumptions. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance Shares have been made as of December 31, 2008. The remaining 515,652 non-vested shares are not performance-based, and will vest and are being expensed over approximately two to five years of continuous service.

A summary of the status of the Company’s restricted stock units as of December 31, 2008, and changes during the year then ended, is presented below:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	671,900	$11.28
Awarded	139,940	$10.82
Vested	(82,539)	$10.38
Cancelled/forfeited	(100,549)	$12.04

Non-vested at December 31, 2008	628,752	$11.18

Unrecognized compensation cost related to restricted stock units as of December 31, 2008, was $3.5 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding restricted stock units was approximately 2.5 years.

Note 10: Income Taxes

The Company recorded an income tax provision of $13.0 million, reflecting an effective rate of 40.8% of pretax income during the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2008, consists primarily of a provision for Federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, a 1.2% adjustment to the federal tax payable as a result of the effective state tax rate change and a benefit of 0.5%, due to permanent book versus tax differences. The Company recorded an income tax provision of $8.4 million, reflecting an effective rate of 35.9% of pretax income during the year ended December 31, 2007. The effective tax rate for the year ended December 31, 2007, consists primarily of a provision for Federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a provision for state taxes of 6.7%, the effect of permanent book versus tax differences of 0.1% and a benefit of 3.5%, that is primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority, granting the Company the right to a more favorable filing methodology, a net beneficial adjustment to the State and Federal tax payables resulting from the completion of the Company’s 1999–2006 State tax returns, a beneficial adjustment to the Company’s deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006.

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current expense:
Federal	$8,323	$4,414	$10,522
State	2,310	64	2,921

	10,633	4,478	13,443

Deferred expense:
Federal	2,113	3,969	3,016
State	234	(16)	721

	2,347	3,953	3,737

	$12,980	$8,431	$17,180

The components of deferred tax assets and liabilities consist of the following as of December 31 for the years presented (in thousands):

	2008	2007
Deferred tax assets:
State taxes	$1,135	$873
Stock option expense	4,354	3,661
Accrued expenses	551	620
Non-qualified plan	18	694
Deferred revenue	2,162	1,771
Interest rate swap	1,368	647
State net operating losses	462	536
Other	75	5
Valuation allowance	(12)	(13)

	10,113	8,794

Deferred tax liabilities:
Deferred court costs	(11,800)	(8,717)
Difference in basis of amortizable assets	(3,603)	(2,291)
Difference in basis of depreciable assets	(980)	(332)
Differences in income recognition related to receivable portfolios and retained interest	(8,924)	(11,123)
Other	(5)	—

	(25,312)	(22,463)

Net deferred tax liability	$(15,199)	$(13,669)

The Company has a state net operating loss carryforward in the amount of $6.5 million that will begin to expire at the end of 2011, if not previously utilized.

The differences between the total income tax expense and the income tax expense computed using the applicable Federal income tax rate of 35% per annum for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

	2008	2007	2006
Computed “expected” Federal income tax expense	$11,135	$8,216	$14,416
Increase (decrease) in income taxes resulting from:
State income taxes, net	1,700	183	2,371
Other adjustments, net	146	19	393
Increase in valuation allowance	(1)	13	—

	$12,980	$8,431	$17,180

The Company has not provided for the United States income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the year ended December 31, 2008, were approximately $0.6 million. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2010. The impact of the tax holiday on the Company’s consolidated financial statements is immaterial.

The Company adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at December 31, 2007	$1,272
Additions based on tax positions related to prior years	309
Reductions for tax positions related to prior years	(386)

Balance at December 31, 2008	$1,195

As of December 31, 2008, the Company has recorded an expense for penalties and interest of $0.1 million. The penalties and interest accruals are recorded as part of the provision for income taxes.

During the year ended December 31, 2007, the Company filed certain amended state tax returns that generated refund claims in the amount of $0.9 million. However, due to the uncertainty of realizing such refunds, the Company has fully reserved the expected benefit, resulting in no impact to the Company’s consolidated financial statements.

The Company has gross unrecognized tax benefits of $1.2 million at December 31, 2008, that if recognized, would result in a net tax benefit of $0.9 million and would have a positive effect on the Company’s effective tax rate.

The Company believes that it is reasonably possible that its $1.2 million gross unrecognized tax benefits will significantly decrease within the next 12 months or be eliminated entirely. The gross unrecognized tax benefits relate to amended state tax returns that were filed to request refunds for state tax credits, a revised state apportionment methodology and the utilization of a Federal net operating loss. The events that could significantly reduce or eliminate the unrecognized tax benefits are the completion of a state tax audit that is currently in process, the denial of a state refund claim and the resolution from the Internal Revenue Service Appeals Division on a position taken by the Company regarding a net operating loss.

The Company files U.S. Federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years remain subject to examination by Federal taxing authorities and the 2000 through 2008 tax years generally remain subject to examination by state tax authorities.

Concurrent with the sale of the Convertible Notes in 2005 (see Note 8), the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company treats the Convertible Notes and the purchased call options as integrated synthetic debt instruments pursuant to applicable Treasury Regulations. The cost of the call options is treated as original issue discount (“OID”), reducing the carrying value of the Convertible Notes for tax purposes and is amortized using the constant yield method. The Company has treated the current deduction of the OID interest as a credit to equity in accordance with FAS 109. In connection with the repurchase of Convertible Notes as discussed in Note 8 above, during the year ended December 31, 2008, the Company has recorded a net credit of approximately $1.3 million to equity. This net reduction in OID is a result of a smaller gain being recognized for tax purposes than was recognized for accounting purposes and a reduction in the amount of current OID interest deduction associated with this transaction.

Note 11: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller sorted by total aggregate costs (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller for Year Ended December 31, 2008
	Cost	%
Seller 1	$77,971	33.9%
Seller 2	36,182	15.7%
Seller 3	33,334	14.5%
Seller 4	18,377	8.0%
Seller 5	13,713	5.9%
Other	50,701	22.0%

	$230,278	100.0%

Adjustments(1)	(1,010)

Purchases, net	$229,268

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of the Company’s anti-SLAAP motion. The appellate court denied the Company’s request for a rehearing and the case has been returned to the district court where it is proceeding from the point at which it was stayed and discovery has commenced. Management of the Company believes the claims are without merit and intends to defend the action vigorously. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Leases

The Company leases office facilities in Phoenix, Arizona, Arlington, Texas, St. Cloud, Minnesota, Gurgaon, India, and in San Diego, California. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $3.4 million, $3.4 million and $2.7 million during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company finances certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of December 31, 2008, the Company’s obligation was approximately $1.3 million. Commencing in October 2008, these financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

The Company leases certain equipment through capital leases. These long-term leases are non-cancelable and expire on various dates through 2011. The related amortization expense was $0.2 million, $0.2 million and $0.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under lease obligations consist of the following for the years ending December 31 (in thousands):

	Capital Leases	Operating Leases	Total
2009	$568	$3,097	$3,665
2010	568	2,890	3,458
2011	568	1,541	2,109
2012	330	1,565	1,895
2013	187	1,430	1,617
Thereafter	—	1,468	1,468

Total minimal leases payments	2,221	$11,991	$14,212

Less: Interest	(324)

Present value of minimal lease payments	$1,897

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2008, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $527.1 million for a purchase price of approximately $26.0 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year, except as discussed below.

In connection with the Company’s acquisition of certain assets of Jefferson Capital in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price.

On June 10, 2008, the Federal Trade Commission (the “FTC”) announced that it had sued Jefferson Capital and its parent company, CompuCredit Corporation, alleging, among other allegations, that Jefferson Capital and CompuCredit had violated the FTC Act with deceptive marketing practices when issuing credit cards. The FTC announced on December 19, 2008, that it had agreed to a settlement of the litigation with Jefferson Capital and CompuCredit, whereby those companies will credit approximately $114.0 million to certain customer accounts. Jefferson Capital and CompuCredit have advised the Company that a substantial number of the accounts affected by the settlement had been sold to the Company.

On July 15, 2008, the Company gave Jefferson Capital and CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the Asset Purchase and Forward Flow Agreement dated June 2, 2005, as amended, as well as a related Balance Transfer Agreement dated the same date, based upon the actions noted in the FTC complaint. On July 16, 2008, the Company initiated arbitration as a result of the breach, pursuant to the arbitration provisions of the Agreements. The Company asserts that the litigation initiated by the FTC violates the Asset Purchase and Forward Flow Agreement and Balance Transfer Agreement in several respects. The Company seeks an arbitral award that (i) Jefferson Capital and CompuCredit are in material breach of the Agreements, (ii) declares the Company’s obligations to purchase forward flow accounts under the Agreements is thereby excused or discharged, (iii) confirms the Company’s rights to cause Jefferson Capital to repurchase certain accounts previously sold to the Company under the Agreements, and other appropriate relief, including return of prepaid amounts relating to forward flow purchases, (iv) confirms the Company’s rights to indemnity by Jefferson Capital and CompuCredit and (v) awards compensatory damages, attorney fees, interest, arbitration costs and other appropriate relief.

Arbitrators have been identified and the proceeding is in the discovery stage. The Company has ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. The Company’s remaining purchase commitment at the time of the breach by Jefferson Capital was approximately $51.3 million. In response to the Notice of Breach from the Company, Jefferson Capital and CompuCredit delivered its own Notice of Default to the Company alleging the breach by the Company of the Company’s forward flow purchase, bankruptcy sale and balance transfer obligations and initiated a separate arbitration of the Company’s alleged breach of its bankruptcy sale obligations.

This matter is in the early stages of development and any impact on the recoverability of the Company’s forward flow asset, currently stated at $10.3 million, is uncertain. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company maintains a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2008, the plan assets and plan liabilities were $1.2 million and $0.9 million, respectively. As of December 31, 2007, the plan assets and plan liabilities were $3.2 million and $2.8 million, respectively. These amounts are included in the Company’s consolidated statements of financial condition in other assets and accrued liabilities. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Self Insured Health Benefits

The Company maintains a self-insured health benefits plan for its employees. This plan is administered by a third party. As of December 31, 2008, the plan had stop loss provisions insuring losses beyond $0.2 million per employee per year, and $2.9 million per year in the aggregate, subject to adjustment as defined. Effective January 1, 2009, the Company eliminated the aggregated stop loss provisions. As of December 31, 2008, the Company recorded a reserve for unpaid claims in the amount of $0.5 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims, from the inception of the plan at June 1, 2003 through December 31, 2008.

Self Insured Workers’ Compensation Plan

Effective November 1, 2006, the Company switched to a guaranteed cost workers’ compensation plan whereby no collateral is required. Prior to that, and since November 1, 2003, the Company had a self-insured workers compensation plan for its employees. This plan was administered by a third party, and had stop loss provisions insuring losses beyond $0.3 million per employee per occurrence, and $1.5 million per year in the aggregate, subject to adjustment as defined in the agreement. The Company maintains a reserve for unpaid claims under the prior plan. As of December 31, 2008, the Company has recorded a reserve for unpaid claims of less than $0.1 million which is included in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims from the inception of the plan at November 1, 2003 through December 31, 2008.

Guarantees

The Company’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements and portfolio purchase and sale agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2008.

Note 14: Segment Reporting

Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”), establishes standards in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2008, the Company has determined it operates in two segments, however, based on the requirements of FAS 131, under “Quantitative Thresholds,” the smaller operating segment does not meet the minimum requirement of 10% of combined revenues, reported profit or loss, or combined assets and accordingly, no segment disclosures have been made for year ended December 31, 2008.

Note 15: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million of a combination of its common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During the year ended December 31, 2008, the Company repurchased $28.6 million principal amount of its outstanding Convertible Notes, for a total of $20.1 million, plus accrued interest. The Company has not repurchased any common stock under this program.

Note 16: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30		September 30		December 31
2008
Gross collections	$104,355	$102,130		$97,777		$94,371
Revenues	$67,554	$70,020		$66,373		$51,942
Total operating expenses	$51,115	$55,861		$55,765		$54,159
Net income	$7,500	$7,330		$3,773		$231
Basic earnings per share	$0.33	$0.32		$0.16		$0.01
Diluted earnings per share	$0.32	$0.31		$0.16	(1)	$0.01	(2)

2007
Gross collections	$90,541	$93,611		$85,630		$85,411
Revenues	$65,375	$67,228		$62,691		$58,717
Total operating expenses	$49,786	$52,605		$52,047		$47,411
Net income (loss)	$5,657	$(821)		$5,358		$4,848
Basic earnings (loss) per share	$0.25	$(0.04)		$0.23		$0.21
Diluted earnings (loss) per share	$0.24	$(0.04	)(3)	$0.23		$0.21

(1)	Includes the pre-tax impact of $7.3 million in net impairment charges.
(2)	Includes the pre-tax impact of $25.4 million in net impairment charges, offset by the effect of a pre-tax $6.7 million net gain associated with the repurchase of the Company’s Convertible Notes.
(3)	Includes the impact of a one-time pre-tax charge of $16.9 million in connection to the pay-off of future Contingent Interest.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through May 1, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2007)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on May 4, 2006)

10.6+	Executive Non-Qualified Excess Plan (filed herewith)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated August 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2007)

Number	Description
10.8+	Form of Option Agreement pursuant to the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2005)

10.9+	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.11	Credit Agreement by and between MRC Receivables Corporation, as borrower and CFSC Capital Corp. VIII, as lender, dated as of December 20, 2000 (the “Secured Financing Facility”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2001, File No. 000-26489)

10.12	First Amendment, dated as of June 26, 2003, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2003, File No. 000-26489)

10.13	Third Amendment, dated as of November 29, 2004, to the Secured Financing Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2004)

10.14	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.15	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.16	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.17	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

10.18	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

10.19	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.20	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

10.21	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.22	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.23	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.24	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25+	Employment Agreement dated as of June 13, 2005 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

Number	Description
10.26+	Amendment One dated as of June 5, 2006 to Employment Agreement between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2006)

10.27+	Letter agreement dated as of December 30, 2008 between the Company and J. Brandon Black (filed herewith)

10.28	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.29	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.30	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.31	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.34	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.36	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.37	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.38	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Number	Description
10.39+	Form of Executive Severance Agreement between the Company and certain executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007)

10.40	Lease Deed, dated as of June 19, 2008, by and between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.41	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.42	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP, dated February 10, 2009 to the incorporation by reference of their report dated February 10, 2009, in the Company’s Registration Statements on Form S-8 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)