Form 10-Q
period 2009-03-31
ENCORE CAPITAL GROUP INC
filed 2009-04-29
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2009
Common Stock, $0.01 par value	23,060,871 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	March 31, 2009	December 31, 2008

		Adjusted
Assets
Cash and cash equivalents	$4,261	$10,341
Accounts receivable, net	1,775	1,757
Investment in receivable portfolios, net	473,484	461,346
Deferred court costs	30,645	28,335
Property and equipment, net	6,279	6,272
Prepaid income tax	2,515	7,935
Forward flow asset	10,302	10,302
Other assets	4,703	5,067
Goodwill	15,985	15,985
Identifiable intangible assets, net	1,578	1,739

Total assets	$551,527	$549,079

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$17,805	$18,204
Deferred tax liabilities, net	15,253	15,108
Deferred revenue and purchased servicing obligation	5,229	5,203
Debt	296,356	303,655
Other liabilities	3,176	3,483

Total liabilities	337,819	345,653

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,061 shares and 23,053 shares issued and outstanding as of March 31, 2009, and December 31, 2008, respectively	231	231
Additional paid-in capital	99,622	98,521
Accumulated earnings	115,792	106,795
Accumulated other comprehensive loss	(1,937)	(2,121)

Total stockholders’ equity	213,708	203,426

Total liabilities and stockholders’ equity	$551,527	$549,079

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		Adjusted
Revenue
Revenue from receivable portfolios, net	$72,275	$64,068
Servicing fees and other related revenue	4,171	3,486

Total revenue	76,446	67,554

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	13,957	14,851
Stock-based compensation expense	1,080	1,094
Cost of legal collections	29,947	20,306
Other operating expenses	5,980	5,651
Collection agency commissions	2,891	4,031
General and administrative expenses	5,697	4,460
Depreciation and amortization	623	722

Total operating expenses	60,175	51,115

Income before other (expense) income and income taxes	16,271	16,439

Other (expense) income
Interest expense	(4,273)	(5,200)
Gain on repurchase of convertible notes	3,053	—
Other (expense) income	(81)	21

Total other expense	(1,301)	(5,179)

Income before income taxes	14,970	11,260
Provision for income taxes	(5,973)	(4,509)

Net income	$8,997	$6,751

Weighted average shares outstanding:
Basic	23,122	22,992
Diluted	23,631	23,431
Earnings per share:
Basic	$0.39	$0.29
Diluted	$0.38	$0.29

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

			Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity	Comprehensive Income
	Common Stock
	Shares	Par
Balance at December 31, 2008, Adjusted	23,053	$231	$98,521	$106,795	$(2,121)	$203,426
Net income	—	—	—	8,997	—	8,997	8,997
Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	184	184	184
Issuance of share-based awards	8	—	—	—	—	—	—
Stock-based compensation	—	—	1,080	—	—	1,080	—
Tax benefit related to stock option exercises	—	—	21	—	—	21	—

Balance at March 31, 2009	23,061	$231	$99,622	$115,792	$(1,937)	$213,708	$9,181

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2009	2008
		Adjusted
Operating activities:
Net Income	$8,997	$6,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	722
Amortization of loan costs and debt discount	1,221	1,567
Stock-based compensation expense	1,080	1,094
Gain on repurchase of convertible notes, net	(3,053)	—
Deferred income tax expense (benefit)	145	(559)
Tax benefit from stock-based payment arrangements	(21)	(5)
Provision for impairment on receivable portfolios, net	5,427	5,335
Changes in operating assets and liabilities
Other assets	(165)	1,386
Deferred court costs	(2,310)	(2,906)
Prepaid income tax	5,441	4,819
Deferred revenue and purchased service obligation	26	185
Accounts payable and accrued liabilities	(523)	(2,559)

Net cash provided by operating activities	16,888	15,830

Investing activities:
Purchases of receivable portfolios, net of forward flow allocation	(55,913)	(44,976)
Collections applied to investment in receivable portfolios, net	37,424	34,877
Proceeds from put-backs of receivable portfolios	924	1,692
Purchases of property and equipment	(469)	(1,117)

Net cash used in investing activities	(18,034)	(9,524)

Financing activities:
Proceeds from revolving credit facility	32,000	9,000
Repayment of revolving credit facility	(17,000)	(11,169)
Repurchase of convertible notes	(19,834)	—
Proceeds from exercise of stock options	—	2
Tax benefit from stock-based payment arrangements	21	5
Repayment of capital lease obligations	(121)	(83)

Net cash used in financing activities	(4,934)	(2,245)

Net (decrease) increase in cash	(6,080)	4,061
Cash and cash equivalents, beginning of period	10,341	8,676

Cash and cash equivalents, end of period	$4,261	$12,737

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,699	$4,172
Income tax payment (refund)	$499	$(407)
Supplemental schedule of non-cash investing and financing activities:
Allocation of forward flow asset to acquired receivable portfolios	$—	$2,926

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

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Change in Accounting Principle

Effective January 1, 2009, the Company retrospectively applied Financial Accounting Standard Board (“FASB”) Staff Position APB 14-1 (“FSP APB 14-1”) “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” to account for its outstanding convertible senior notes. As a result, prior years’ consolidated financial statements have been retrospectively adjusted. See Note 12 for additional information on the application of this accounting principle.

Reclassification

The prior year’s consolidated statement of cash flows has been changed to the indirect method, to conform to the current year’s presentation. Additionally, certain reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding. Common stock outstanding includes shares of common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. Employee stock options to purchase approximately 1,393,000 and 1,303,000 shares of common stock were outstanding during the three months ended March 31, 2009 and 2008, respectively, but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

New Accounting Pronouncements

In December 2008, the FASB released FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement of Financial Accounting Standard No. 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FASB Staff Position is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company expects to adopt this new standard and its required disclosures in its consolidated financial statements for the fiscal year ending December 31, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FASB Staff Position also amends APB Opinion No. 28, “Interim Financial Reporting,” to require certain disclosures in summarized financial information at interim reporting periods. This standard will be effective for the Company’s second quarter ended June 30, 2009. The Company is in the process of determining the effects of the adoption of this standard on its consolidated financial statement disclosures.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FASB Staff Position provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard will be effective for the Company for its second quarter ended June 30, 2009. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2: Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), for financial assets and liabilities. On January 1, 2009, the Company adopted the provisions of FAS 157 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis. FAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

FAS 157 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

Financial Instruments	Fair Value Hierarchy	Fair Value at March 31, 2009	Fair Value at December 31, 2008
Cash and cash equivalents	Level 1	$4,261	$10,341
Cash flow hedging instruments	Level 2	(3,176)	(3,483)

The Company does not have any non-financial assets or liabilities that are measured at fair value on a nonrecurring basis.

Note 3: Stock-Based Compensation

On March 30, 2005, the Board of Directors of the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. Upon adoption, an aggregate of 1,500,000 shares of the Company’s common stock were available for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan. The benefits provided under these plans are share-based compensation subject to the provisions of FAS 123R.

In accordance with FAS 123R, compensation expense is recognized only for those shares expected to vest, net of estimated forfeitures based on the Company’s historical experience and future expectations. For the three months ended March 31, 2009, approximately $1.1 million was recognized as stock-based compensation expense.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted during the three months ended March 31, 2008):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Weighted average fair value of options granted	$1.36	—
Risk free interest rate	1.9%	—
Dividend yield	0.0%	—
Volatility factor of the expected market price of the Company’s common stock	52.8%	—
Weighted-average expected life of options	5 Years	—

Unrecognized estimated compensation cost related to stock options as of March 31, 2009, was $1.9 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

A summary of the Company’s stock option activity and related information is as follows for the three months ended March 31, 2009:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	2,139,503	$0.35 - $20.09	$9.14
Granted	262,500	2.89	2.89
Cancelled/forfeited	(24,200)	10.92 - 16.19	13.33
Exercised	—	—	—

Outstanding at March 31, 2009	2,377,803	$0.35 - $20.09	$8.38	$3,101

Exercisable at March 31, 2009	1,622,106	$0.35 - $20.09	$8.26	$2,671

There were no stock options exercised during the three months ended March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2008 was less than $0.1 million. As of March 31, 2009, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.11 years and 4.70 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with FAS 123R, the fair value of restricted stock units is equal to the closing price of the Company’s common stock on the date of issuance. The total number of restricted stock unit awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2009, 113,100 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period based on our forfeiture assumptions. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of March 31, 2009. The remaining 696,202 non-vested shares are not performance-based, and will vest and are being expensed over approximately two to five years of continuous service.

For the three months ended March 31, 2009, restricted stock unit activity and related information is as follows:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	628,752	$11.18
Awarded	203,114	$3.33
Vested	(22,364)	$6.93
Cancelled/forfeited	(200)	$10.25

Non-vested at March 31, 2009	809,302	$9.33

Unrecognized estimated compensation cost related to restricted stock units as of March 31, 2009, was $3.6 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The fair value of restricted stock units vested for the three months ended March 31, 2009 and 2008 was $0.2 million and $0.1 million, respectively.

Note 4: Investment in Receivable Portfolios, Net

In accordance with the provisions of SOP 03-3, discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of SOP 03-3 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with SOP 03-3, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent, expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of March 31, 2009, there were five portfolios accounted for using the cost recovery method, consisting of $0.6 million in net book value of investment in receivable portfolios, representing all of the healthcare portfolios that the Company had acquired. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $0.6 million net book value reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following tables summarize the Company’s accretable yield and an estimate of future zero basis cash flows at the beginning and end of the current period (in thousands):

	Three Months Ended March 31, 2009
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2008	$592,825	$8,337	$601,162
Revenue recognized, net	(69,775)	(2,500)	(72,275)
Additions on existing portfolios	5,715	1,032	6,747
Additions for current purchases	81,917	—	81,917

Balance at March 31, 2009	$610,682	$6,869	$617,551

	Three Months Ended March 31, 2008
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(61,510)	(2,558)	(64,068)
Reductions on existing portfolios	(50,898)	(1,015)	(51,913)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	112,780	—	112,780

Balance at March 31, 2008	$554,311	$9,429	$563,740

During the three months ended March 31, 2009, the Company purchased receivable portfolios with a face value of $1.3 billion for $55.9 million, or a purchase cost of 4.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $138.4 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2009 and 2008, approximately $2.5 million and $2.6 million were recognized as Zero Basis Revenue, respectively.

During the quarter ended March 31, 2008, the Company revised the forecasting methodology it used to value a portfolio by extending the collection forecast from 72 months to 84 months. This change was made as a result of the Company’s increased confidence in its ability to forecast future cash collections to 84 months. Extending the collection forecast from 72 months to 84 months resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios, as of March 31, 2008, by $67.3 million, or 7.5%. The impact of the change in estimate resulted in an increase in net income of $1.9 million, and an increase in fully diluted earnings per share of $0.08, for the quarter ended March 31, 2008.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Three Months Ended March 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	55,913	—	—	55,913
Gross collections(1)	(112,491)	(139)	(2,496)	(115,126)
Put-backs and recalls(2)	(920)	—	(4)	(924)
Revenue recognized	75,202	—	2,500	77,702
Impairment, net	(5,427)	—	—	(5,427)

Balance, end of period	$472,875	$609	$—	$473,484

Revenue as a percentage of collections(3)	66.9%	0.0%	100.0%	67.5%

	For the Three Months Ended March 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	47,902	—	—	47,902
Gross collections(1)	(101,523)	(199)	(2,558)	(104,280)
Put-backs and recalls(2)	(1,678)	(14)	—	(1,692)
Revenue recognized(4)	66,845	—	2,558	69,403
Impairment, net (4)	(5,335)	—	—	(5,335)

Balance, end of period	$396,775	$1,432	$—	$398,207

Revenue as a percentage of collections(3)	65.8%	0.0%	100.0%	66.6%

(1)	Does not include amounts collected on behalf of others.

(2)

Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

(4)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the three months ended March 31, 2009 (in thousands):

Valuation Allowance
Balance at December 31, 2008	$57,152
Provision for impairment losses	5,580
Reversal of prior allowance	(153)

Balance at March 31, 2009	$62,579

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended March 31,
	2009	2008
Collection sites	$50,342	$43,289
Legal collections	56,407	45,292
Collection agencies	7,667	10,961
Sales	817	4,214
Other	—	599

Gross collections for the period	$115,233	$104,355

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

Deferred Court Costs for the three year deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2009	December 31, 2008
Court costs advanced	$160,077	$145,579
Court costs recovered	(39,649)	(36,929)
Court costs reserve	(89,783)	(80,315)

	$30,645	$28,335

Note 6: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
		Adjusted
Debt issuance costs	$1,441	$1,953
Deferred compensation assets	681	1,206
Prepaid expenses	1,292	973
Other	1,289	935

	$4,703	$5,067

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2009	December 31, 2008
		Adjusted
Convertible Senior Notes	$45,845	$71,422
Less: Debt discount	(4,264)	(7,664)
Revolving Credit Facility	253,000	238,000
Capital Lease Obligations	1,775	1,897

	$296,356	$303,655

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

Effective January 1, 2009, the Company retrospectively adopted FSP APB 14-1 to account for its Convertible Notes. This FSP requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. This FSP requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted. See Note 12 for additional information and the effect of the change in accounting principle on the Company’s condensed consolidated financial statements.

During the three months ended March 31, 2009, the Company, under three separate transactions, repurchased $25.6 million principal amount of its outstanding Convertible Notes for a total price of $19.8 million plus accrued interest. These transactions left $45.8 million principal amount of the Company’s Convertible Notes outstanding and resulted in a net gain of $3.1 million. The Company has written-off approximately $0.2 million in debt issuance costs and $2.5 million in debt discount in connection with the repurchase of its Convertible Notes during the three months ended March 31, 2009.

As of March 31, 2009, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

•

the Company’s common stock ceases to be approved for listing on the NASDAQ Global Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

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

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to March 19, 2010, the Company may be obligated to pay an additional make-whole premium with respect to the Convertible Notes.

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

Effective February 27, 2007, the Company amended the Revolving Credit Facility to allow for the Company to repurchase up to $50.0 million of its common stock and Convertible Notes, with no more than $25.0 million to repurchase Convertible Notes. Effective May 9, 2008, the Company amended the Revolving Credit Facility to remove the $25.0 million cap on Convertible Note repurchases and allow for the Company to repurchase up to $50.0 million in any combination of its common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity.

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

Effective July 3, 2008, the Company amended the Revolving Credit Facility to expand the capacity from $230.0 million to $335.0 million. This amendment added three additional lenders to the syndicate of lenders in the Revolving Credit Facility and increased the applicable margin under certain circumstances between 25 and 75 basis points.

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

At March 31, 2009, the outstanding balance on the Revolving Credit Facility was $253.0 million, which bore a weighted average interest rate of 4.01%. The aggregate borrowing base was $278.6 million, of which $25.6 million was available for future borrowings.

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

FAS 133 requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective. Accordingly, no gain or loss has been recognized in earnings for the three months ended March 31, 2009 and 2008. The change in fair value recognized in accumulated other comprehensive loss represented a gain of $0.3 million and a loss of $1.4 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the fair value of the hedges represented a liability of $3.2 million.

	Fair Values of Derivative Instruments (in thousands)
	Liability Derivatives
	As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate swaps	Other liabilities	$3,176	Other liabilities	$3,483

The Effect of Derivative Instruments on the Statements of Income for the Three Months Ended March 31, 2009 and 2008 (in thousands)
Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$307	$(1,430)	Interest	$—	$—	Other income	$—	$—

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments aggregating approximately $20,000 through November 2011 and have an implicit interest rate of approximately 6.9%.

The Company finances certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of March 31, 2009, the Company’s combined obligation was approximately $1.2 million. These financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Note 8: Income Taxes

The Company recorded an income tax provision of $6.0 million, reflecting an effective rate of 39.9% of pretax income during the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2009, consists primarily of a provision for Federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8% and the benefit of permanent book versus tax differences of 0.2%. Effective January 1, 2009, the Company retrospectively adjusted its prior years’ income tax provisions for the change in accounting principle related to its accounting for Convertible Notes. See Note 12 for additional information on the change in accounting principle. The adjusted income tax provision for the three months ended March 31, 2008, was $4.5 million, reflecting an effective rate of 40.0% of pretax income. The effective tax rate for the three months ended March 31, 2008, consists primarily of a provision for Federal income taxes of 32.1% (which is net of a benefit for state taxes of 2.9%), a provision for state taxes of 8.2%, and the benefit of permanent book verses tax differences of 0.3%.

Effective January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of March 31, 2009, the Company had a gross unrecognized tax benefit of $1.2 million that, if recognized, would result in a net tax benefit of approximately $0.9 million and would have a positive effect on the Company’s effective tax rate. During the three months ended March 31, 2009, there were no material changes to the unrecognized tax benefit.

For the three months ended March 31, 2009, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three months ended March 31, 2009, were approximately $0.2 million. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2010. The impact of the tax holiday on the Company’s condensed consolidated financial statements is not material.

Note 9: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller sorted by total aggregate costs (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller for the Three Months Ended March 31, 2009
	Cost	%
Seller 1	$19,343	34.6%
Seller 2	12,274	22.0%
Seller 3	10,987	19.7%
Seller 4	5,440	9.7%
Seller 5	3,299	5.9%
Other	4,570	8.1%

	$55,913	100.0%
Adjustments(1)	(371)

Purchases, net	$55,542

(1)	Adjusted for Put-backs and Recalls.

Note 10: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of the Company’s anti-SLAAP motion. The appellate court denied the Company’s request for a rehearing and the case has been returned to the district court where it is proceeding from the point at which it was stayed. Discovery is continuing and management believes the claims are without merit and intends to defend the action vigorously. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2009, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.1 billion for a purchase price of approximately $46.1 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year, except as discussed below.

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

This matter is in the early stages of development and any impact on the recoverability of the Company's forward flow asset, currently stated at $10.3 million, is uncertain. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 11: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50 million (at cost) of a combination of its common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During the three months ended March 31, 2009, the Company repurchased $25.6 million principal amount of its outstanding Convertible Notes, for a total price of $19.8 million, plus accrued interest. From the inception of the securities repurchase program, the Company has repurchased $54.2 million principal amount of its Convertible Notes, for a total cash payment of $39.9 million. The Company has not repurchased any common stock under this program.

Note 12: Change in Accounting Principle

Effective January 1, 2009, the Company adopted the provisions of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with FAS 133.

FSP APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.

In accordance with the provisions of FSP APB 14-1, the Company determined that the fair value of the Convertible Notes at issuance in 2005 was approximately $73.2 million, and designated the residual value of approximately $26.8 million as the equity component. Additionally, the Company allocated approximately $2.5 million of the $3.4 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.

The balances of the liability and equity components as of each period presented are as follows (in thousands):

	March 31, 2009	December 31, 2008
		Adjusted
Liability component – principal amount	$45,845	$71,422
Unamortized debt discount	(4,264)	(7,664)

Liability component – net carrying amount	41,581	63,758
Equity component	25,878	25,878

The remaining debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The Convertible Notes are due on September 19, 2010. The effective interest rate on the liability component was 10.38% for the three months ended March 31, 2009 and 2008.

Interest expenses related to the Convertible Notes was recognized as follows (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
		Adjusted
Interest expense – stated coupon rate	$540	$844
Interest expense – amortization of debt discount	910	1,299

Total interest expense – convertible notes	$1,450	$2,143

Effect of Change in Accounting Principle to Consolidated Statements of Financial Condition

The following table summarizes the effect of the change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of financial condition as of March 31, 2009 and December 31, 2008 (in thousands):

	As of
	March 31, 2009			December 31, 2008
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Assets:
Cash and cash equivalents	$4,261	$4,261	$—	$10,341	$10,341	$—
Accounts receivable, net	1,775	1,775	—	1,757	1,757	—
Investment in receivable portfolios, net	473,484	473,484	—	461,346	461,346	—
Deferred court costs	30,645	30,645	—	28,335	28,335	—
Property and equipment, net	6,279	6,279	—	6,272	6,272	—
Prepaid income tax	2,590	2,515	(75)	7,935	7,935	—
Forward flow asset	10,302	10,302	—	10,302	10,302	—
Other assets	4,823	4,703	(120)	5,286	5,067	(219)
Goodwill	15,985	15,985	—	15,985	15,985	—
Identifiable intangible assets, net	1,578	1,578	—	1,739	1,739	—

Total Assets	$551,722	$551,527	$(195)	$549,298	$549,079	$(219)

Liabilities:
Accounts payable and accrued liabilities	$17,805	$17,805	$—	$18,204	$18,204	$—
Deferred tax liabilities, net	15,344	15,253	(91)	15,199	15,108	(91)
Deferred revenue and purchased servicing obligation	5,229	5,229	—	5,203	5,203	—
Debt	300,620	296,356	(4,264)	311,319	303,655	(7,664)
Other liabilities	3,176	3,176	—	3,483	3,483	—

Total liabilities	342,174	337,819	(4,355)	353,408	345,653	(7,755)

Stockholders’ equity:
Common Stock	231	231	—	231	231	—
Additional paid-in capital	82,470	99,622	17,152	79,971	98,521	18,550
Accumulated earnings	128,784	115,792	(12,992)	117,809	106,795	(11,014)
Accumulated other comprehensive loss	(1,937)	(1,937)	—	(2,121)	(2,121)	—

Total stockholders’ equity	209,548	213,708	4,160	195,890	203,426	7,536

Total liabilities and stockholders’ equity	$551,722	$551,527	$(195)	$549,298	$549,079	$(219)

Effect of Change in Accounting Principle to Consolidated Statements of Income

The following table summarizes the effect of change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009			2008
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Total revenue	$76,446	$76,446	$—	$67,554	$67,554	$—
Total operating expenses	60,175	60,175	—	51,115	51,115	—

Income before other (expense) income and income taxes	16,271	16,271	—	16,439	16,439	—

Other (expense) income
Interest expense	(3,389)	(4,273)	(884)	(3,946)	(5,200)	(1,254)
Gain on repurchase of convertible notes, net	5,470	3,053	(2,417)	—	—	—
Other income	(81)	(81)	—	21	21	—

Total other expense	2,000	(1,301)	(3,301)	(3,925)	(5,179)	(1,254)

Income before income taxes	18,271	14,970	(3,301)	12,514	11,260	(1,254)
Provision for income taxes	(7,296)	(5,973)	1,323	(5,014)	(4,509)	505

Net income	$10,975	$8,997	$(1,978)	$7,500	$6,751	$(749)

Earnings Per Share:
Basic	$0.47	$0.39	$(0.08)	$0.33	$0.29	$(0.04)
Diluted	$0.46	$0.38	$(0.08)	$0.32	$0.29	$(0.03)

Effect of Change in Accounting Principle to Consolidated Statements of Stockholders’ Equity

The following table summarizes the effect of change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of stockholders’ equity for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009			2008
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Balance, beginning of the period	$195,890	$203,426	$7,536	$171,520	$187,435	$15,915
Net income	10,975	8,997	(1,978)	7,500	6,751	(749)
Other comprehensive gain (loss):
Unrealized gain (loss) on cash flow hedge, net of tax	184	184	—	(853)	(853)	—
Exercise of stock options	—	—	—	2	2	—
Stock-based compensation	1,080	1,080	—	1,094	1,094	—
Tax benefit related to stock option exercises	21	21	—	5	5	—
Tax benefit from convertible note interest expense	375	—	(375)	536	12	(524)
Tax benefit from repurchase of convertible notes	1,023	—	(1,023)	—	—	—

Balance, end of the period	$209,548	$213,708	$4,160	$179,804	$194,446	$14,642

Effect of Change in Accounting Principle to Consolidated Statements of Cash Flows

The following table summarizes the effect of change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009			2008
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported(1)	As Adjusted	Effect of Change
Operating activities:
Net Income	$10,975	$8,997	$(1,978)	$7,500	$6,751	$(749)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	623	—	722	722	—
Amortization of loan costs and debt discount	311	1,221	910	313	1,567	1,254
Stock-based compensation expense	1,080	1,080	—	1,094	1,094	—
Gain on repurchase of converitible notes, net	(5,470)	(3,053)	2,417	—	—	—
Deferred income tax expense (benefit)	145	145	—	(578)	(559)	19
Tax benefit from stock-based payment arrangements	(21)	(21)	—	(5)	(5)	—
Provision for impairment on receivable portfolios, net	5,427	5,427	—	5,335	5,335	—
Changes in operating assets and liabilities
Other assets	(139)	(165)	(26)	1,386	1,386	—
Deferred court costs	(2,310)	(2,310)	—	(2,906)	(2,906)	—
Prepaid income tax	6,764	5,441	(1,323)	5,343	4,819	(524)
Deferred revenue and purchased service obligation	26	26	—	185	185	—
Accounts payable and accrued liabilities	(523)	(523)	—	(2,559)	(2,559)	—

Net cash provided by operating activities	16,888	16,888	—	15,830	15,830	—

Investing activities:
Net cash used in investing activities	(18,034)	(18,034)	—	(9,524)	(9,524)	—
Financing activities:
Net cash used in financing activities	(4,934)	(4,934)	—	(2,245)	(2,245)	—

Net (decrease) increase in cash	(6,080)	(6,080)	—	4,061	4,061	—
Cash and cash equivalents, beginning of period	10,341	10,341	—	8,676	8,676	—
Cash and cash equivalents, end of period	$4,261	$4,261	$—	$12,737	$12,737	$—

(1)

Certain reclassifications have been made to conform to the current year’s presentation. The Company reclassified $3.7 million of restricted cash as of March 31, 2008 from restricted cash to cash and cash equivalents in order to conform to the current years’ presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in our 2008 Annual Report on Form 10-K. The Form 10-K contains a general description of our industry and a discussion of recent trends affecting the industry. Certain statements herein may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), for which we claim the protection of the safe harbor of the Reform Act. See “Part II, Item 1A—Risk Factors” for more discussion on our forward-looking statements.

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

Market Overview

The United States and global economies are currently in a recession. In the U.S., the availability of credit is limited, unemployment rates are at 25-year highs, credit card charge-offs and delinquencies have reached a 20-year high increasing nearly 50% from first quarter 2008 levels, home foreclosures have dramatically increased and the housing market is experiencing a significant downturn. These conditions present both opportunities and challenges for Encore.

On the opportunities side, the increase in credit card charge-offs and delinquencies (which contribute to an increase in supply), combined with the challenges some of our competitors are facing in (i) generating sufficient returns on receivables they purchased in 2005 – 2007, when prices were high and (ii) obtaining sufficient capital to fund future purchases (which contributes to a decrease in demand) have resulted in a significant reduction in the market price for portfolios of charged-off receivables. For example, prices for fresh charge-offs (receivables that are sold immediately after charge-off) have declined from 8%—13% of face value in early 2008 to 5% - 8% of face value in early 2009. We have seen similar pricing declines across all ages of charge-offs and the decline is more pronounced in the resale market. While this is generally positive for our business, as a result of the significant price decline, some sellers of portfolio have chosen not to sell and, as an alternative to selling their charge-offs, have collected on accounts internally or placed accounts with third-party collection agencies. As such, the full impact the price reduction will have on our purchasing volumes is presently unclear.

On the challenges side, increases in unemployment, high foreclosure rates and the difficulties consumers are experiencing in obtaining credit may, for a period of time, negatively impact collections on receivables that we currently own or that we purchase during these challenging economic times. Despite these market conditions, during 2008, most of the collection metrics we track have remained relatively consistent, as compared to 2007. For example, payer rates and average payment size, adjusted for the change in single payment/payment plan mix, have remained relatively constant. One change we have noted is that more consumers are settling their debts through payment plans rather than in one-time settlements. While settlement rates remain consistent, payments made over longer periods of time impact our business in two ways. First, when payments are extended over longer periods of time rather than received up front, this delay in cash flows could result in a provision for impairment. This is because discounting a long-term payment stream using our pool group IRRs rather than discounting a one-time settlement payment using the same IRR will result in a lower net present value. As a result, even if the cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments under SOP 03-3 may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. We refer to consumers who do not make all of their payments as “broken payers.” When this happens, we are often successful in getting the consumer back on plan, but this is not always the case and, in those instances where we are unable to get the consumer back on plan, we experience a shortfall in collections. We believe that this shift from single payment settlements to payment streams is one reason for the provision for impairment experienced in the first quarter of 2009. Despite the current economic environment, we have not experienced an increase in the broken payer rate in the first quarter of 2009 as compared to the same period in 2008. Please refer to Management’s Discussion and Analysis – Revenue below for a more detailed explanation of the provision for impairment for the three months ended March 31, 2009.

As a result of the uncertainties presented by the current economic environment, we believe we are applying conservative assumptions when valuing portfolios for purchase and when establishing our forecasted collections. Additionally, while we believe that consumers who are currently charging off their debt (when economic conditions are bad) are more likely to recover faster than consumers who charged off their debt historically (when economic times were good), we have not factored any such recovery into our forecasts.

When evaluating the overall, long-term returns of our business, we believe that the benefits resulting from the current lower portfolio pricing will outweigh the negative impacts from the collection shortfalls we may experience from a more distressed consumer. However, if the lower pricing environment re-attracts significant capital to our industry and prices are bid up, or if the ability of the consumer to repay their debt deteriorates further, our returns would be negatively impacted.

Purchases and Collections

Purchases by Paper Type

The following tables summarize the types of charged-off consumer receivable portfolios we purchased for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Credit card	$55,913	$45,280
Other	—	2,622

	$55,913	$47,902

During the three months ended March 31, 2009, we invested $55.9 million for portfolios with face values aggregating $1.3 billion for an average purchase price of 4.2% of face value. This is an $8.0 million increase, or 16.7%, in the amount invested, compared with the $47.9 million invested during the three months ended March 31, 2008, to acquire portfolios with a face value aggregating $1.2 billion for an average purchase price of 4.0% of face value. Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

During the three months ended March 31, 2009 and 2008, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2009	2008
Collection sites	$50,342	$43,289
Legal collections	56,407	45,292
Collection agencies	7,667	10,961
Sales	817	4,214
Other	—	599

Gross collections for the period	$115,233	$104,355

Gross collections increased $10.8 million, or 10.4%, to $115.2 million during the three months ended March 31, 2009, from $104.4 million during the three months ended March 31, 2008.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2009		2008
			Adjusted(1)
Revenue
Revenue from receivable portfolios, net	$72,275	94.5%	$64,068	94.8%
Servicing fees and other related revenue	4,171	5.5%	3,486	5.2%

Total revenue	76,446	100.0%	67,554	100.0%

Operating expenses
Salaries and employee benefits	13,957	18.3%	14,851	22.0%
Stock-based compensation expense	1,080	1.4%	1,094	1.6%
Cost of legal collections	29,947	39.2%	20,306	30.1%
Other operating expenses	5,980	7.8%	5,651	8.4%
Collection agency commissions	2,891	3.8%	4,031	6.0%
General and administrative expenses	5,697	7.4%	4,460	6.6%
Depreciation and amortization	623	0.8%	722	1.0%

Total operating expenses	60,175	78.7%	51,115	75.7%

Income before other (expense) income and income taxes	16,271	21.3%	16,439	24.3%

Other (expense) income
Interest expense	(4,273)	(5.6)%	(5,200)	(7.7)%
Gain on repurchase of convertible notes	3,053	4.0%	—	0.0%
Other (expense) income	(81)	(0.1)%	21	0.0%

Total other expense	(1,301)	(1.7)%	(5,179)	(7.7)%

Income before income taxes	14,970	19.6%	11,260	16.6%
Provision for income taxes	(5,973)	(7.8)%	(4,509)	(6.6)%

Net income	$8,997	11.8%	$6,751	10.0%

(1)

Adjusted for change in accounting principle related to our convertible senior notes. See Note 12 to our unaudited condensed consolidated financial statements for additional information and the effect of the change in accounting principle to our financial statements.

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

Effective January 1, 2008, we revised our Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there was enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied, effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast is treated as a change in estimate and, in accordance with Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3,” is being recognized prospectively in our consolidated financial statements. This prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million for the quarter ended March 31, 2008. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the quarter ended March 31, 2008.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Three Months Ended March 31, 2009					As of March 31, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$2,500	$2,500	100.0%	$—	3.2%	$—	—
2002	909	570	62.7%	153	0.7%	491	29.8%
2003	2,349	2,185	93.0%	(409)	2.8%	2,090	30.7%
2004	3,375	2,211	65.5%	(437)	2.9%	8,073	8.1%
2005	12,034	7,782	64.7%	(1,257)	10.0%	43,103	5.6%
2006	12,784	9,049	70.8%	(990)	11.7%	56,642	5.1%
2007	33,221	19,085	57.4%	(848)	24.6%	107,220	5.4%
2008	44,944	31,807	70.8%	(1,639)	40.9%	200,820	5.0%
2009	3,010	2,513	83.5%	—	3.2%	55,045	4.2%

Total	$115,126	$77,702	67.5%	$(5,427)	100.0%	$473,484	5.3%

	For the Three Months Ended March 31, 2008					As of March 31, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$2,558	$2,558	100.0%	$—	3.7%	$—	—
2002	1,665	1,351	81.1%	(69)	1.9%	1,437	27.1%
2003	4,189	3,781	90.3%	(289)	5.4%	3,714	30.7%
2004	6,037	4,665	77.3%	(856)	6.7%	18,489	7.8%
2005	20,936	13,976	66.8%	(2,303)	20.2%	78,085	5.6%
2006	21,575	13,940	64.6%	(1,818)	20.1%	86,227	5.1%
2007	40,032	25,617	64.0%	—	36.9%	166,169	4.8%
2008	7,288	3,515	48.2%	—	5.1%	44,086	4.8%

Total	$104,280	$69,403	66.6%	$(5,335)	100.0%	$398,207	5.5%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net impairment or net impairment reversals.

(3)	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

(4)

Our monthly IRR is calculated based on the weighted average of each pool’s IRR relative to each pool’s percentage of the unamortized balance for each year of purchase. Therefore, it is possible for the monthly IRR to be lower than that reported in the prior quarter due to this weighted average calculation.

Total revenue was $76.4 million for the three months ended March 31, 2009, an increase of $8.8 million, or 13.2%, compared to total revenue of $67.6 million for the three months ended March 31, 2008. Portfolio revenue increased $8.2 million, or 12.8%, to $72.3 million. The increase of portfolio revenue was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three months ending March 31, 2009 compared to the three months ending March 31, 2008. During the three months ended March 31, 2009, we recorded a net impairment provision of $5.4 million, compared to a net impairment provision of $5.3 million (net of a reduction in our net impairment provision of $3.1 million as a result of the extension of our collection forecast discussed above) during the same period in the prior year. The impairments for the three months ended March 31, 2009 and 2008, were primarily due to a shortfall in collections in certain pool groups against our forecast. We believe the shortfall against our forecast was the result of the broadening pressure on our consumers due to a weakening economy as well as to particular challenges we experienced in working certain portfolios. As a result of the deteriorating economic conditions, as mentioned in the Market Overview section above, we have seen a shift in payments from consumers from single payment settlements to payment plans. Payments made over longer periods of time impact our business in two ways. First, when payments are extended over longer periods of time rather than received up front, this delay in cash flows could result in a provision for impairment. This is because discounting a long-term payment stream using our pool group IRRs rather than discounting a one-time settlement payment using the same IRR will result in a lower net present value. As a result, even if the cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments under SOP 03-3 may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. The impact of the broken payers will reduce our overall expected collections, which results in a provision for impairment. This shift from single payment settlements to payment plans has resulted in a decrease in our actual collections, as compared to our forecasts, in certain pool groups.

Until economic conditions improve, we may continue to experience a shortfall in collections against our UCS forecast which, depending on the magnitude of the shortfall and the pool groups that experience such shortfall, may result in future provisions for impairment. In accordance with SOP 03-3, an impairment provision to reduce the book value and therefore, maintain a level yield on a pool group’s internal rate of return, is only recorded when current information and events indicate that it is probable that an entity will be unable to collect all of its expected future cash flows, or when the timing of such cash flows is delayed. Since we cannot presently determine the future impact of the current economic conditions on our collections, we cannot conclude that further reductions in cash flows are probable or that the timing of cash flows has changed in a manner that would significantly impact any pool groups' internal rate of return and, therefore, have not recorded a related additional impairment.

Revenue associated with bankruptcy servicing fees earned from Ascension, was $4.1 million for the three months ended March 31, 2009, an increase of $0.7 million, or 20.5%, compared to revenue of $3.4 million for the three months ended March 31, 2008. The increase in Ascension revenue for the three months ended March 31, 2009, is due to a higher volume of bankruptcy placements.

Operating Expenses

Total operating expenses were $60.2 million for the three months ended March 31, 2009, an increase of $9.1 million, or 17.7%, compared to total operating expenses of $51.1 million for the three months ended March 31, 2008.

Operating expenses are explained in more detail as follows:

Salaries and Employee Benefits

Total salaries and employee benefits decreased by $0.9 million, or 6.0%, to $14.0 million during the three months ended March 31, 2009, from $14.9 million during the three months ended March 31, 2008. The decrease was primarily the result of a decrease of $1.4 million in salaries and related payroll taxes and benefits, due to a shift in our collection workforce from the United States to India. This decrease was offset by an increase of $0.5 million in health related expenses.

Stock-Based Compensation Expenses

Stock-based compensation expense remained consistent at $1.1 million during the three months ended March 31, 2009 and 2008.

Cost of Legal Collections

The cost of legal collections increased $9.6 million, or 47.5%, to $29.9 million during the three months ended March 31, 2009, compared to $20.3 million during the three months ended March 31, 2008. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $11.1 million, or 24.5%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $56.4 million during the three months ended March 31, 2009, up from $45.3 million collected during the three months ended March 31, 2008. The cost of legal collections increased as a percent of gross collections through this channel to 53.1% during the three months ended March 31, 2009, from 44.8% during the three months ended March 31, 2008, primarily due to an increase in upfront court costs expensed associated with our pursuit of legal collections.

The following table summarizes our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections and related costs Three Months Ended March 31,
	2009		2008
Collections	$56,407	100.0%	$45,292	100.0%

Court costs advanced	$20,544	36.4%	$13,894	30.7%
Court costs deferred	(7,241)	(12.8)%	(7,093)	(15.7)%

Court cost expense(1)	13,303	23.6%	6,801	15.0%
Other(2)	544	1.0%	688	1.5%
Commissions	16,100	28.5%	12,817	28.3%

Total Costs	$29,947	53.1%	$20,306	44.8%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other Operating Expenses

Other operating expenses increased $0.3 million, or 5.8%, to $6.0 million during the three months ended March 31, 2009, compared to $5.7 million during the three months ended March 31, 2008. The increase was primarily attributable to a $0.3 million increase in Ascension legal expenses resulting from the higher volume of bankruptcy placements discussed above.

Collection Agency Commissions

During the three months ended March 31, 2009, we incurred $2.9 million in commissions to third party collection agencies, or 37.7% of the related gross collections of $7.7 million, compared to $4.0 million in commissions, or 36.8% of the related gross collections of $11.0 million during the three months ended March 31, 2008. The decrease in commissions was consistent with the decrease in collections through this channel. The increase in the commission rate as a percentage of the related gross collections is primarily due to the mix of accounts placed with the agencies. Commissions as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 27.7%, to $5.7 million during the three months ended March 31, 2009, from $4.5 million during the three months ended March 31, 2008. The increase was primarily the result of an increase of $1.1 million in corporate legal expenses. Other expenses associated with general corporate matters remained consistent as compared with the prior period.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million, to $0.6 million during the three months ended March 31, 2009, from $0.7 million during the three months ended March 31, 2008. Depreciation expense was $0.4 million for the three months ended March 31, 2009, compared to $0.5 million for the three months ended March 31, 2008. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension remained consistent at $0.2 million during the three months ended March 31, 2009 and 2008.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008
Gross collections	$115,233	$104,355
Operating expenses(1)	$55,709	$47,283
Cost per dollar collected	48.3%	45.3%

(1)

Represent all operating expenses excluding stock-based compensation expense of $1.1 million for three months ended March 31, 2009 and 2008 and costs related to Ascension of $3.4 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, cost per dollar collected increased to 48.3% of gross collections from 45.3% of gross collections during the three months ended March 31, 2008. This increase was primarily due to several factors, as follows:

•	an increase in upfront litigation costs of $6.5 million as discussed in costs of legal collections above

•	a decrease in site salaries and employee benefits of $0.9 million, primarily due to a shift in our collection workforce from the United States to India

•	a decrease of $3.4 million of collections coming from the sales channel (these collections have minimal costs associated with them)

•	approximately $1.0 million of incremental corporate legal expenses

India Expansion

Due to the strong performance of our team in India and our ability to reduce our overall site cost to collect through the expansion of our offshore collection efforts, on April 22, 2009, we signed a lease for a new, larger site. This site, which is close to our existing site in Gurgaon, India, will allow us to expand our collector headcount from approximately 350 (capacity at our current site) to 1,100. Over the next several months we will be building out this new site and expect to occupy it in October 2009. During this period, we will incur lease costs at our existing and new sites, which will result in incremental lease expense totaling approximately $1.0 million for the period April 2009 through October 2009. Additionally, there will be costs associated with expanding our workforce in India.

Our plan is to continue to maintain headcount at current levels in our domestic collection sites and leverage India for future growth. As we ramp up headcount in our new, larger India site and migrate more of our collections there, we expect that our overall variable cost to collect will increase and our overall collector productivity will decline. Once we are fully ramped up, we expect that this expansion will have a positive long-term impact on both our overall cost to collect and our productivity.

Interest Expense

Total interest expense decreased $0.9 million, or 17.8%, to $4.3 million during the three months ended March 31, 2009, from $5.2 million during the three months ended March 31, 2008.

The following table summarizes our interest expense (in thousands, except percentages):

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
		Adjusted
Stated interest on debt obligations	$3,053	$3,632	$(579)	(15.9)%
Amortization of loan fees and other loan costs	310	269	41	15.2%
Amortization of debt discount – convertible notes	910	1,299	(389)	(29.9)%

Total interest expense	$4,273	$5,200	$(927)	(17.8)%

Interest expense during the three months ended March 31, 2008 was retrospectively adjusted as a result of a change in accounting principle. Effective January 1, 2009, we adopted FASB Staff Position APB 14-1, (“FSP APB 14-1”) “Accounting

for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” In accordance with the provisions of FSP APB 14-1, we adjusted our prior years’ financial statements to separately account for the liability and equity components of our convertible senior notes in a manner that reflects our nonconvertible debt borrowing rate at the time of the issuance. As a result, we created a debt discount for our convertible senior notes and incurred additional interest expense due to the amortization of debt discount. See Note 12 to our unaudited condensed consolidated financial statements for a further discussion of this change in accounting principle.

The following table summarizes the impact of adopting FSP APB 14-1 on our interest expense and net debt balance related to our Convertible Notes during the previous reporting periods (in thousands):

	Interest Expense For the Three Months Ended		Net Convertible Note Balance As of
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
September 30, 2005	$101	$230	$100,000	$73,347
December 31, 2005	841	1,914	100,000	74,419
March 31, 2006	858	1,912	100,000	75,474
June 30, 2006	844	1,942	100,000	76,572
September 30, 2006	844	1,963	100,000	77,691
December 31, 2006	844	2,031	100,000	78,878
March 31, 2007	844	2,010	100,000	80,045
June 30, 2007	844	2,059	100,000	81,260
September 30, 2007	844	2,081	100,000	82,497
December 31, 2007	844	2,150	100,000	83,803
March 31, 2008	844	2,143	100,000	85,102
June 30, 2008	810	2,099	95,000	82,124
September 30, 2008	802	2,103	95,000	83,426
December 31, 2008	704	1,920	71,422	63,758

Stated interest on debt obligations decreased $0.6 million during the three months ended March 31, 2009, as compared to the same period in the prior year, due to a decrease in our variable interest rate on our Revolving Credit Facility and decreased stated interest expense on our convertible senior notes due to a reduced principal balance as a result of buybacks of a portion of our convertible senior notes, offset by an increase in amounts borrowed under our Revolving Credit Facility to fund our purchases of receivable portfolios and general working capital needs.

Other Income and Expense

During the three months ended March 31, 2009, total other expense was $0.1 million, compared to other income of less than $0.1 million during the three months ended March 31, 2008. The $0.1 million other expense during the three months ended March 31, 2009, was primarily attributable to the net loss in our non-qualified employee plan assets and liabilities.

Provision for Income Taxes

During the three months ended March 31, 2009, we recorded an income tax provision of $6.0 million, reflecting an effective rate of 39.9% of pretax income. Our effective tax rate for the three months ended March 31, 2009, differed from the Federal statutory rate, primarily due to the net effect of state taxes and the effect of permanent book versus tax differences.

Effective January 1, 2009, we retrospectively adjusted our prior years’ income tax provisions upon adoption of FSP APB 14-1. See interest expense above and Note 12 to our unaudited condensed consolidated financial statements for a further discussion of the change in accounting principle related to the adoption of FSP APB 14-1. The adjusted income tax provision for the three months ended March 31, 2008, was $4.5 million, which reflected an effective rate of 40.0% of pretax income. Our effective tax rate for the three months ended March 31, 2008, differed from the Federal statutory rate primarily due to the net effect of state taxes and the effect of permanent book versus tax differences.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

			Cumulative Collections through March 31, 2009
Year of Purchase	Purchase Price(1)		<2002	2002	2003	2004	2005	2006	2007	2008	2009	Total(2)	CCM(3)
<1999	$41,117	(4)	$111,174	$15,007	$7,546	$4,202	$2,042	$1,513	$989	$501	$131	$143,105	3.5
1999	48,712		48,337	16,259	11,508	8,654	5,157	3,513	1,954	1,149	298	96,829	2.0
2000	6,153		12,661	4,542	4,377	2,293	1,323	1,007	566	324	76	27,169	4.4
2001	38,186		21,197	54,184	33,072	28,551	20,622	14,521	5,644	2,984	562	181,337	4.7
2002	61,494		—	48,322	70,227	62,282	45,699	33,694	14,902	7,922	1,406	284,454	4.6
2003	88,509		—	—	59,038	86,958	69,932	55,131	26,653	13,897	2,353	313,962	3.5
2004	101,333		—	—	—	39,400	79,845	54,832	34,625	19,116	3,375	231,193	2.3
2005	192,593		—	—	—	—	66,491	129,809	109,078	67,346	12,144	384,868	2.0
2006	141,999		—	—	—	—	—	42,354	92,265	70,743	12,784	218,146	1.5
2007	204,345		—	—	—	—	—	—	68,048	145,272	33,223	246,543	1.2
2008	228,736		—	—	—	—	—	—	—	69,049	45,703	114,752	0.5
2009	55,542		—	—	—	—	—	—	—	—	3,071	3,071	0.1

Total	$1,208,719		$193,369	$138,314	$185,768	$232,340	$291,111	$336,374	$354,724	$398,303	$115,126	$2,245,429	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2009.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2009 – collections as a multiple of purchase price.

(4)	From inception through December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Gross Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<1999	$41,117	(4)	$143,105	$91	$143,196	3.5
1999	48,712		96,829	32	96,861	2.0
2000	6,153		27,169	92	27,261	4.4
2001	38,186		181,337	867	182,204	4.8
2002	61,494		284,454	2,394	286,848	4.7
2003	88,509		313,962	8,113	322,075	3.6
2004	101,333		231,193	16,589	247,782	2.4
2005	192,593		384,868	89,105	473,973	2.5
2006	141,999		218,146	130,623	348,769	2.5
2007	204,345		246,543	232,507	479,050	2.3
2008	228,736		114,752	475,863	590,615	2.6
2009	55,542		3,071	134,759	137,830	2.5

Total	$1,208,719		$2,245,429	$1,091,035	$3,336,464	2.8

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through March 31, 2009.

(3)	Includes $0.6 million in expected collections for the healthcare portfolios on cost recovery.

(5)	From inception through December 31, 1998.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2009(2)	2010	2011	2012	2013	2014	2015	2016	Total
<1999(1)	$91	$—	$—	$—	$—	$—	$—	$—	$91
1999(1)	32	—	—	—	—	—	—	—	32
2000(1)	92	—	—	—	—	—	—	—	92
2001(1)	767	100	—	—	—	—	—	—	867
2002(1)	2,153	189	52	—	—	—	—	—	2,394
2003(1)	5,568	2,545	—	—	—	—	—	—	8,113
2004	8,000	6,455	2,134	—	—	—	—	—	16,589
2005	30,512	31,176	20,258	7,159	—	—	—	—	89,105
2006	34,276	38,125	28,022	20,317	9,883	—	—	—	130,623
2007	76,979	67,065	41,612	27,215	15,448	4,188	—	—	232,507
2008	128,929	138,148	88,334	56,543	36,188	20,520	7,201	—	475,863
2009	32,876	32,506	24,972	16,952	12,518	8,265	5,865	805	134,759

Total	$320,275	$316,309	$205,384	$128,186	$74,037	$32,973	$13,066	$805	$1,091,035

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

(2)	2009 amount consists of nine months data, from April 1, 2009 to December 31, 2009.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase, as of March 31, 2009 (in thousands, except percentages):

	Unamortized Balance as of March 31, 2009(1)	Purchase Price(2)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$491	$61,494	0.8%	0.1%
2003	2,090	88,509	2.4%	0.4%
2004	8,073	101,333	8.0%	1.8%
2005	43,103	192,593	22.4%	9.1%
2006	56,642	141,999	39.9%	12.0%
2007	107,220	204,345	52.5%	22.6%
2008	200,820	228,736	87.8%	42.4%
2009	55,045	55,542	99.1%	11.6%

Total	$473,484	$1,074,551	44.1%	100.0%

(1)	Includes $0.6 million for healthcare portfolios being accounted for on the cost recovery method.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended March 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	55,913	—	—	55,913
Gross collections(1)	(112,491)	(139)	(2,496)	(115,126)
Put-backs and recalls	(920)	—	(4)	(924)
Revenue recognized	75,202	—	2,500	77,702
Impairment, net	(5,427)	—	—	(5,427)

Balance, end of period	$472,875	$609	$—	$473,484

Revenue as a percentage of collections(2)	66.9%	0.0%	100.0%	67.5%

	For the Three Months Ended March 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	47,902	—	—	47,902
Gross collections(1)	(101,523)	(199)	(2,558)	(104,280)
Put-backs and recalls	(1,678)	(14)	—	(1,692)
Revenue recognized(3)	66,845	—	2,558	69,403
Impairment, net(3)	(5,335)	—	—	(5,335)

Balance, end of period	$396,775	$1,432	$—	$398,207

Revenue as a percentage of collections(2)	65.8%	0.0%	100.0%	66.6%

(1)	Does not include amounts collected on behalf of others.

(2)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

(3)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months

As of March 31, 2009, we had $473.5 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2009(1)	107,363
2010	130,113
2011	94,273
2012	65,413
2013	43,526
2014	21,465
2015	10,537
2016	794

Total	$473,484

(1)	2009 amount consists of nine months data from April 1, 2009 to December 31, 2009.

Analysis of Changes in Revenue

The following table analyzes the components of the increase in revenue from our receivable portfolios for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 (in thousands, except percentages):

	For The Three Months Ended March 31,
Variance Component	2009	2008	Change	Revenue Variance
Average portfolio balance	$449,569	$395,278	$54,291	$9,181
Weighted average effective interest rate(1)	66.9%	62.2%	4.7%	(824)
Zero basis revenue	$2,500	$2,558		(58)
Net impairment	$(5,427)	$(5,335)		(92)

Total variance				$8,207

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

Collections by Channel

We utilized numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2009	2008
Collection sites	$50,342	$43,289
Legal collections	56,407	45,292
Collection agencies	7,667	10,961
Sales	817	4,214
Other	—	599

Gross collections for the period	$115,233	$104,355

External Collection Channels and Related Direct Costs

The following table summarizes our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended March 31,				Collection Agencies Three Months Ended March 31,
	2009		2008		2009		2008
Collections	$56,407	100.0%	$45,292	100.0%	$7,667	100.0%	$10,961	100.0%

Commissions	$16,100	28.5%	$12,817	28.3%	$2,891	37.7%	$4,031	36.8%
Court cost expense(1)	13,303	23.6%	6,801	15.0%	—	—	—	—
Other(2)	544	1.0%	688	1.5%	—	—	—	—

Total Costs	$29,947	53.1%	$20,306	44.8%	$2,891	37.7%	$4,031	36.8%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist of costs related to counter claims and legal network subscription fees.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$554	$73,885
2004	—	23,455	37,674	21,676	12,029	5,840	987	$101,661
2005	—	—	21,694	40,762	22,152	10,582	1,705	$96,895
2006	—	—	—	39,395	82,740	43,303	6,675	$172,113
2007	—	—	—	—	41,958	80,211	13,718	$135,887
2008	—	—	—	—	—	47,320	30,666	$77,986
2009	—	—	—	—	—	—	1,395	$1,395

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$18	$4,093
2004	—	2,509	2,937	1,087	406	223	30	$7,192
2005	—	—	3,271	4,426	859	356	46	$8,958
2006	—	—	—	10,158	10,291	1,829	216	$22,494
2007	—	—	—	—	15,357	11,952	912	$28,221
2008	—	—	—	—	—	19,322	8,704	$28,026
2009	—	—	—	—	—	—	1,406	$1,406

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$155	$23,175
2004	—	7,273	12,060	6,653	3,498	1,690	280	$31,454
2005	—	—	6,725	12,108	6,364	3,036	480	$28,713
2006	—	—	—	11,451	23,659	12,370	1,882	$49,362
2007	—	—	—	—	11,845	22,927	3,865	$38,637
2008	—	—	—	—	—	13,678	8,719	$22,397
2009	—	—	—	—	—	—	384	$384

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	31.2%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	31.4%	38.0%
2005	—	—	46.1%	40.6%	32.6%	32.1%	30.9%	38.9%
2006	—	—	—	54.9%	41.0%	32.8%	31.4%	41.7%
2007	—	—	—	—	64.8%	43.5%	34.8%	49.2%
2008	—	—	—	—	—	69.7%	56.8%	64.7%
2009	—	—	—	—	—	—	128.3%	128.3%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009	Total
2003	23	29	5	2	—	—	—	59
2004	—	59	39	11	2	—	—	111
2005	—	—	76	46	3	—	—	125
2006	—	—	—	205	105	4	—	314
2007	—	—	—	—	269	106	2	377
2008	—	—	—	—	—	338	108	446
2009	—	—	—	—	—	—	38	38

(1)	Represents the year the account was placed into litigation.
(2)	Represents the year the account was placed into our legal channel.

Headcount by Function by Site

The following table summarizes our headcount by function by site as of March 31, 2009 and 2008:

	Head Count As of March 31,
	2009		2008
	U.S.	India	U.S.	India
General & Administrative	317	98	317	63
Account Manager	270	350	310	264
BK Specialist	62	37	66	24

	649	485	693	351

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended March 31,
	2009	2008
Gross collections - collection sites	$50,342	$43,289
Average active account managers	587	560
Collections per average active account manager	$85.8	$77.3

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended March 31,
	2009	2008
Gross collections - collection sites	$50,342	$43,289
Total hours paid	265	243
Gross collections per hour paid	$190.0	$178.1

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008
Gross collections - collection sites	$50,342	$43,289
Direct cost(1)	$5,805	$6,710
Cost per dollar collected	11.5%	15.5%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended March 31,
	2009	2008
Portfolio Purchasing and Collecting Activities
Collections related	$5,805	$6,710
General & administrative	6,106	6,543

Subtotal	11,911	13,253
Bankruptcy Services	2,046	1,598

	$13,957	$14,851

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2006	673	$558,574	$27,091	$2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—

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

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Credit card	$55,913	$45,280
Other	—	2,622

	$55,913	$47,902

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
		Adjusted
Net cash provided by operating activities	$16,888	$15,830
Net cash used in investing activities	(18,034)	(9,524)
Net cash used in financing activities	(4,934)	(2,245)

Repurchase of Convertible Notes

On February 27, 2007, our board of directors authorized a securities repurchase program under which we may buy back up to $50.0 million (at cost) of a combination of our common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During the three months ended March 31, 2009, we repurchased $25.6 million principal amount of our outstanding Convertible Notes, for a total price of $19.8 million, plus accrued interest. From the inception of the securities repurchase program, we have repurchased $54.2 million principal amount of our Convertible Notes, for a total cash payment of $39.9 million. We have not repurchased any common stock under this program.

As of March 31, 2009, we had approximately $45.8 million principal amount of outstanding Convertible Notes due September 19, 2010. A tightening of credit availability could restrict our ability to refinance and/or retire our existing debt. If we are unable to retire or obtain suitable replacement financing for our long-term debt when and as it becomes due, this may have a material and adverse impact on our business and financial condition.

Operating Cash Flows

Net cash provided by operating activities was $16.9 million and $15.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cash provided by operating activities was primarily attributable to an increase of $2.2 million in net income, and a net increase of $1.9 million due to changes in other operating assets and liabilities, offset by a non-cash gain of $3.0 million related to repurchase of our Convertible Notes.

Investing Cash Flows

Net cash used in investing activities was $18.0 million for the three months ended March 31, 2009 and $9.5 million for the three months ended March 31, 2008.

The cash flows used in investing activities for the three months ended March 31, 2009, are primarily related to receivable portfolio purchases of $55.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $37.4 million. The cash flows used in investing activities for the three months ended March 31, 2008, primarily related to receivable portfolio purchases of $45.0 million offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $34.9 million.

Capital expenditures for fixed assets acquired with internal cash flow were $0.5 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.

Financing Cash Flows

Net cash used in financing activities was $4.9 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively.

The cash used in financing activities during the three months ended March 31, 2009, reflects $19.8 million used to repurchase $25.6 million in principal amount of our outstanding Convertible Notes and $32.0 million in borrowings under our Revolving Credit Facility, offset by $17.0 million in repayments of principal under our Revolving Credit Facility. The cash used in financing activities during the three months ended March 31, 2008, reflects $9.0 million in borrowings, offset by $11.2 million in repayments under our Revolving Credit Facility.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in an expense of $6.9 million after the effect of income taxes), we have achieved 29 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, and $82.0 million in borrowing capacity and $25.6 million in borrowing base availability under our Revolving Credit Facility as of March 31, 2009.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2008.

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

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in our Registration Statement on Form S-3, originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of our anti-SLAAP motion. The appellate court denied our request for a rehearing and the case has been returned to the district court where it is proceeding from the point at which it was stayed. Discovery is continuing and management believes the claims are without merit and intends to defend the action vigorously. Although the outcome of this matter cannot be predicted with certainty, we do not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth below, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. These factors include, but are not limited to, the following:

•	Recent instability in the financial markets and global economy may affect our access to capital, our ability to purchase accounts, and the success of our collection efforts;

•	Our quarterly operating results may fluctuate and cause the prices of our common stock and convertible notes to decrease;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may purchase receivable portfolios that contain unprofitable accounts and we may not be able to collect sufficient amounts to recover our costs and to fund our operations;

•

Collections on our receivable portfolios purchased from Jefferson Capital may be adversely affected by litigation brought against Jefferson Capital and its parent, CompuCredit Corporation, by the Federal Trade Commission and Federal Deposit Insurance Corporation and the subsequent settlement of such litigation;

•	We may purchase portfolios that contain accounts which do not meet our account collection criteria;

•	We may not be able to use our sales channel to sell unprofitable accounts;

•

The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an impairment charge if we do not achieve the collections forecasted by our models;

•	We may not be successful in recovering the level of court costs we anticipate recovering;

•	Our industry is highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future short- or long-term liquidity requirements;

•

Volatility in U.S. credit markets could affect the Company's ability to refinance and/or retire existing debt, obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	We use estimates in our revenue recognition and our earnings will be reduced if actual results are less than estimated;

•	We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-3;

•	Present and future government regulation may limit our ability to recover and enforce the collection of receivables;

•	Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business;

•	A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor;

•

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws, as well as our dispute with Jefferson Capital and CompuCredit Corporation;

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

For more information about these risks, see the discussion under “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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

Item 6.	Exhibits

10.1	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 13, 2009).

10.2	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 13, 2009).

10.3	Lease Agreement dated as of March 24, 2009 between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (filed herewith).

10.4	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: April 29, 2009

EXHIBIT INDEX

10.1	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 13, 2009).

10.2	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 13, 2009).

10.3	Lease Agreement dated as of March 24, 2009 between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (filed herewith).

10.4	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).