Form 10-Q
period 2009-06-30
ENCORE CAPITAL GROUP INC
filed 2009-07-30
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2009
Common Stock, $0.01 par value	23,139,790 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
		Adjusted
Assets
Cash and cash equivalents	$5,935	$10,341
Accounts receivable, net	3,385	1,757
Investment in receivable portfolios, net	506,708	461,346
Deferred court costs	29,760	28,335
Property and equipment, net	6,750	6,290
Prepaid income tax	—	7,935
Forward flow asset	10,302	10,302
Other assets	5,073	5,049
Goodwill	15,985	15,985
Identifiable intangible assets, net	1,418	1,739

Total assets	$585,316	$549,079

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$19,410	$18,204
Income tax payable	686	—
Deferred tax liabilities, net	15,468	15,108
Deferred revenue and purchased servicing obligation	5,400	5,203
Debt	320,340	303,655
Other liabilities	2,648	3,483

Total liabilities	363,952	345,653

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,138 shares and 23,053 shares issued and outstanding as of June 30, 2009, and December 31, 2008, respectively	231	231
Additional paid-in capital	100,321	98,521
Accumulated earnings	122,433	106,795
Accumulated other comprehensive loss	(1,621)	(2,121)

Total stockholders’ equity	221,364	203,426

Total liabilities and stockholders’ equity	$585,316	$549,079

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		Adjusted		Adjusted
Revenue
Revenue from receivable portfolios, net	$73,965	$66,275	$146,240	$130,343
Servicing fees and other related revenue	4,070	3,745	8,241	7,231

Total revenue	78,035	70,020	154,481	137,574

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	14,762	15,689	28,719	30,540
Stock-based compensation expense	994	1,228	2,074	2,322
Cost of legal collections	28,626	23,829	58,573	44,135
Other operating expenses	6,598	5,987	12,578	11,638
Collection agency commissions	4,797	3,781	7,688	7,812
General and administrative expenses	7,097	4,581	12,794	9,041
Depreciation and amortization	620	766	1,243	1,488

Total operating expenses	63,494	55,861	123,669	106,976

Income before other (expense) income and income taxes	14,541	14,159	30,812	30,598

Other (expense) income
Interest expense	(3,958)	(4,831)	(8,231)	(10,031)
Gain on repurchase of convertible notes, net	215	707	3,268	707
Other income (expense)	9	352	(72)	373

Total other expense	(3,734)	(3,772)	(5,035)	(8,951)

Income before income taxes	10,807	10,387	25,777	21,647
Provision for income taxes	(4,166)	(4,225)	(10,139)	(8,734)

Net income	$6,641	$6,162	$15,638	$12,913

Weighted average shares outstanding:
Basic	23,168	23,007	23,145	23,000
Diluted	23,971	23,512	23,811	23,468
Earnings per share:
Basic	$0.29	$0.27	$0.68	$0.56
Diluted	$0.28	$0.26	$0.66	$0.55

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2008, Adjusted	23,053	$231	$98,521	$106,795	$(2,121)	$203,426
Net income	—	—	—	15,638	—	15,638	15,638
Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	500	500	500
Issuance of share-based awards	85	—	(231)	—	—	(231)	—
Stock-based compensation	—	—	2,074	—	—	2,074	—
Tax provision related to stock option exercises	—	—	(43)	—	—	(43)	—

Balance at June 30, 2009	23,138	$231	$100,321	$122,433	$(1,621)	$221,364	$16,138

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2009	2008
		Adjusted
Operating activities:
Net Income	$15,638	$12,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,243	1,488
Amortization of loan costs and debt discount	2,160	3,110
Stock-based compensation expense	2,074	2,322
Gain on repurchase of converitible notes, net	(3,268)	(707)
Deferred income tax expense	360	36
Tax provision from stock-based payment arrangements	43	12
Provision for impairment on receivable portfolios, net	9,991	8,725
Changes in operating assets and liabilities
Other assets	(2,456)	1,008
Deferred court costs	(1,425)	(4,622)
Prepaid income tax and income tax payable	8,577	8,846
Deferred revenue and purchased service obligation	197	472
Accounts payable, accrued liabilities and other liabilities	611	(217)

Net cash provided by operating activities	33,745	33,386

Investing activities:
Purchases of receivable portfolios, net of forward flow allocation	(137,946)	(94,833)
Collections applied to investment in receivable portfolios, net	81,163	67,272
Proceeds from put-backs of receivable portfolios	1,430	2,047
Purchases of property and equipment	(1,400)	(2,034)

Net cash used in investing activities	(56,753)	(27,548)

Financing activities:
Proceeds from revolving credit facility	62,500	15,000
Repayment of revolving credit facility	(21,500)	(17,169)
Repurchase of convertible notes	(22,262)	(3,500)
Proceeds from exercise of stock options	29	8
Tax provision from stock-based payment arrangements	(43)	(12)
Repayment of capital lease obligations	(122)	(145)

Net cash provided by (used in) financing activities	18,602	(5,818)

Net (decrease) increase in cash	(4,406)	20
Cash and cash equivalents, beginning of period	10,341	8,676

Cash and cash equivalents, end of period	$5,935	$8,696

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,435	$6,792
Income tax payment (refund)	$1,626	$(236)
Supplemental schedule of non-cash investing and financing activities:
Allocation of forward flow asset to acquired receivable portfolios	$—	$2,926

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

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding. Common stock outstanding includes shares of common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. Employee stock options to purchase approximately 1,346,000 shares of common stock during the three and six months ended June 30, 2009, and employee stock options to purchase approximately 1,298,000 shares of common stock during the three and six months ended June 30, 2008, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

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

In June 2009, the FASB issued FAS No. 166, a revision to FAS No. 140, “Accounting for Transfers of Financial Assets,” and will require more information about transferred financial assets and where companies have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company is currently analyzing the impact of this statement, if any, to its consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting.” This standard represents the last numbered standard issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB launched FASB’s new Codification (i.e. the FASB Accounting Standards Codification). The Codification supersedes existing GAAP for nongovernmental entities. The Company will revise its financial statement disclosure in compliance with the new codification system effective in its third quarter ended September 30, 2009.

Note 2: Fair Value Measurement

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments consist of the following:

Financial instruments recognized at fair value in the statement of financial position

The Company’s financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

Financial instruments measured at fair value	Fair Value Hierarchy	As of June 30, 2009		As of December 31, 2008
		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	Level 1	$5,935	$5,935	$10,341	$10,341
Cash flow hedging instruments	Level 2	(2,648)	(2,648)	(3,483)	(3,483)

The fair value of cash and cash equivalents approximates their respective carrying value. Cash flow hedging instruments, which are considered over-the-counter derivatives, are also carried at their fair values. The Company’s fair value estimate for such derivative instruments incorporates quoted market prices at the balance sheet date from the counter party using significant observable inputs and is considered a level 2 fair value measurement.

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

Borrowings under the Company’s Revolving Credit Facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s Convertible Notes are carried at historical cost, adjusted for repurchases and debt discount. The fair value estimate incorporates quoted market prices at the balance sheet date, which was determined to be approximately $34.9 million and $51.4 million as of June 30, 2009 and December 31, 2008, respectively. For investment in receivable portfolios, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

The Company does not have any non-financial assets or liabilities that are measured at fair value.

Note 3: Stock-Based Compensation

On March 9, 2009, the Board of Directors approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”) which was originally adopted on March 30, 2005 for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. The 2005 Plan originally authorized an aggregate of 1,500,000 shares of the Company’s common stock for awards under the 2005 Plan, plus ungranted shares of stock that were available for future awards under the prior 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised are available for grant under the 2005 Plan. The benefits provided under these plans are share-based compensation subject to the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“FAS 123R”).

In accordance with FAS 123R, compensation expense is recognized only for those shares expected to vest, net of estimated forfeitures based on the Company’s historical experience and future expectations. For the six months ended June 30, 2009, approximately $2.1 million was recognized as stock-based compensation expense.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted during the six months ended June 30, 2008):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Weighted average fair value of options granted	$1.36	—
Risk free interest rate	1.9%	—
Dividend yield	0.0%	—
Volatility factor of the expected market price of the Company’s common stock	52.8%	—
Weighted-average expected life of options	5 Years	—

Unrecognized estimated compensation cost related to stock options as of June 30, 2009, was $1.5 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

A summary of the Company’s stock option activity and related information is as follows for the six months ended June 30, 2009:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	2,139,503	$0.35 - $20.09	$9.14
Granted	262,500	2.89	2.89
Cancelled/forfeited	(72,000)	10.92 -16.19	12.28
Exercised	(10,000)	2.95	2.95

Outstanding at June 30, 2009	2,320,003	$0.35 - $20.09	$8.33	$13,012

Exercisable at June 30, 2009	1,620,506	$0.35 - $20.09	$8.31	$9,598

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 remained consistent at $0.1 million. As of June 30, 2009, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.75 years and 4.35 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with FAS 123R, the fair value of restricted stock units is equal to the closing price of the Company’s common stock on the date of issuance. The total number of restricted stock unit awards expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2009, 106,500 of the non-vested shares are expected to vest over approximately three to five years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period based on our forfeiture assumptions. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of June 30, 2009. The remaining 617,540 non-vested shares are not performance-based, and will vest and are being expensed over approximately two to five years of continuous service.

For the six months ended June 30, 2009, restricted stock unit activity and related information are as follows:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	628,752	$11.18
Awarded	224,714	$4.20
Vested	(115,846)	$10.92
Cancelled/forfeited	(13,580)	$10.96

Non-vested at June 30, 2009	724,040	$9.06

Unrecognized estimated compensation cost related to restricted stock units as of June 30, 2009, was $3.3 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The fair value of restricted stock units vested for the six months ended June 30, 2009 and 2008 was $1.0 million and $0.2 million, respectively.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of June 30, 2009, there were five portfolios accounted for using the cost recovery method, consisting of $0.6 million in net book value of investment in receivable portfolios, representing all of the healthcare portfolios that the Company had acquired. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time, the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $0.6 million net book value reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following tables summarize the Company’s accretable yield and an estimate of future zero basis cash flows at the beginning and end of the current period (in thousands):

	Six Months Ended June 30, 2009
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2008	$592,825	$8,337	$601,162
Revenue recognized, net	(69,775)	(2,500)	(72,275)
Additions on existing portfolios	5,715	1,032	6,747
Additions for current purchases	81,917	—	81,917

Balance at March 31, 2009	$610,682	$6,869	$617,551

Revenue recognized, net	(71,576)	(2,389)	(73,965)
(Reductions) additions on existing portfolios	(15,399)	2,614	(12,785)
Additions for current purchases	106,771	—	106,771

Balance at June 30, 2009	$630,478	$7,094	$637,572

	Six Months Ended June 30, 2008
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(61,510)	(2,558)	(64,068)
Reductions on existing portfolios	(50,898)	(1,015)	(51,913)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	112,780	—	112,780

Balance at March 31, 2008	$554,311	$9,429	$563,740
Revenue recognized, net	(63,652)	(2,623)	(66,275)
(Reductions) additions on existing portfolios	(3,206)	1,598	(1,608)
Additions for current purchases	79,159	—	79,159

Balance at June 30, 2008	$566,612	$8,404	$575,016

During the three months ended June 30, 2009, the Company purchased receivable portfolios with a face value of $1.9 billion for $82.0 million, or a purchase cost of 4.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $203.3 million. During the six months ended June 30, 2009, the Company purchased receivable portfolios with a face value of $3.3 billion for $137.9 million, or a purchase cost of 4.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $341.6 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2009 and 2008, approximately $2.4 million and $2.6 million were recognized as Zero Basis Revenue, respectively. During the six months ended June 30, 2009 and 2008, approximately $4.9 million and $5.1 million were recognized as Zero Basis Revenue, respectively.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Three Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$472,875	$609	$—	$473,484
Purchases of receivable portfolios	82,033	—	—	82,033
Gross collections(1)	(119,823)	(56)	(2,389)	(122,268)
Put-backs and recalls(2)	(506)	—	—	(506)
Revenue recognized	76,172	—	2,357	78,529
Impairment, net	(4,596)	—	32	(4,564)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(3)	63.6%	0.0%	98.7%	64.2%

	For the Three Months Ended June 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$396,775	$1,432	$—	$398,207
Purchases of receivable portfolios	52,492	—	—	52,492
Gross collections(1)	(99,306)	(131)	(2,623)	(102,060)
Put-backs and recalls(2)	(357)	2	—	(355)
Revenue recognized(4)	67,042	—	2,623	69,665
Impairment, net (4)	(3,390)	—	—	(3,390)

Balance, end of period	$413,256	$1,303	$—	$414,559

Revenue as a percentage of collections(3)	67.5%	0.0%	100.0%	68.3%

	For the Six Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	137,946	—	—	137,946
Gross collections(1)	(232,314)	(195)	(4,885)	(237,394)
Put-backs and recalls(2)	(1,426)	—	(4)	(1,430)
Revenue recognized	151,374	—	4,857	156,231
Impairment, net	(10,023)	—	32	(9,991)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(3)	65.2%	0.0%	99.4%	65.8%

	For the Six Months Ended June 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	100,394	—	—	100,394
Gross collections(1)	(200,829)	(330)	(5,181)	(206,340)
Put-backs and recalls(2)	(2,035)	(12)	—	(2,047)
Revenue recognized(4)	133,887	—	5,181	139,068
Impairment, net (4)	(8,725)	—	—	(8,725)

Balance, end of period	$413,256	$1,303	$—	$414,559

Revenue as a percentage of collections(3)	66.7%	0.0%	100.0%	67.4%

(1)	Does not include amounts collected on behalf of others.

(2)

Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

(4)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the six months ended June 30, 2009 (in thousands):

Valuation Allowance
Balance at December 31, 2008	$57,152
Provision for impairment losses	5,580
Reversal of prior allowance	(153)

Balance at March 31, 2009	$62,579
Provision for impairment losses	4,722
Reversal of prior allowance	(158)

Balance at June 30, 2009	$67,143

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collection sites	$44,680	$38,929	$95,022	$82,218
Legal collections	61,460	49,184	117,867	94,476
Collection agencies	15,506	10,009	23,173	20,970
Sales	727	3,633	1,544	7,847
Other	—	375	—	974

Gross collections for the period	$122,373	$102,130	$237,606	$206,485

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

Deferred Court Costs for the three year deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2009	December 31, 2008
Court costs advanced	$167,721	$145,579
Court costs recovered	(42,282)	(36,929)
Court costs reserve	(95,679)	(80,315)

	$29,760	$28,335

Note 6: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008
		Adjusted
Debt issuance costs	$1,132	$1,953
Deferred compensation assets	638	1,206
Prepaid expenses	1,448	973
Security deposit – India building lease	782	—
Other	1,073	917

	$5,073	$5,049

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2009	December 31, 2008
		Adjusted
Convertible Senior Notes	$42,920	$71,422
Less: Debt discount	(3,354)	(7,664)
Revolving Credit Facility	279,000	238,000
Capital Lease Obligations	1,774	1,897

	$320,340	$303,655

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

During the three months ended June 30, 2009, the Company repurchased $2.9 million principal amount of its outstanding Convertible Notes for a total price of $2.4 million plus accrued interest. During the six months ended June 30, 2009, the Company repurchased $28.5 million principal amount of its outstanding Convertible Notes for a total price of $22.3 million plus accrued interest. These repurchases left $42.9 million principal amount of the Company’s Convertible Notes outstanding as of June 30, 2009, and resulted in a net gain of $0.2 million and $3.3 million for the three and six months ended June 30, 2009, respectively. The Company has written-off less than $0.1 million and approximately $0.2 million in debt issuance costs and approximately $0.3 million and $2.7 million in debt discount in connection with the repurchase of its Convertible Notes during the three and six months ended June 30, 2009, respectively.

During the three and six months ended June 30, 2008, the Company repurchased $5.0 million principal amount of its outstanding Convertible Notes for a total price of $3.5 million plus accrued interest. The repurchase resulted in a net gain of $0.7 million. The Company wrote-off approximately $0.1 million in debt issuance costs and approximately $0.7 million in debt discount in connection with the repurchase of its Convertible Notes during the three and six months ended June 30, 2008.

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

The balances of the liability and equity components as of each period presented are as follows (in thousands):

	June 30, 2009	December 31, 2008
		Adjusted
Liability component – principal amount	$42,920	$71,422
Unamortized debt discount	(3,354)	(7,664)

Liability component – net carrying amount	39,566	63,758
Equity component	25,878	25,878

The remaining debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The Convertible Notes are due on September 19, 2010. The effective interest rate on the liability component was 10.38% for the six months ended June 30, 2009 and 2008.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		Adjusted		Adjusted
Interest expense – stated coupon rate	$369	$810	$908	$1,653
Interest expense – amortization of debt discount	650	1,290	1,560	2,589

Total interest expense – convertible notes	$1,019	$2,100	$2,468	$4,242

As of June 30, 2009, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

Revolving Credit Facility

During 2005, the Company entered into a three-year Revolving Credit Facility, to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet the needs of the Company and is due to expire in May 2010.

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

Effective October 19, 2007, the Company amended the Revolving Credit Facility to change the definition of “change of control” to exclude from that definition, acquisitions of stock by Red Mountain Capital Partners LLC (“Red Mountain”), JCF FPK I LP (“JCF FPK”) and their respective affiliates.

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

At June 30, 2009, the outstanding balance on the Revolving Credit Facility was $279.0 million, which bore a weighted average interest rate of 3.84% and 3.92% for the three and six months ended June 30, 2009, respectively. The aggregate borrowing base as of June 30, 2009, was $303.8 million, of which $24.8 million was available for future borrowings.

Derivative Instruments

The Company entered into two separate interest rate swap agreements intended to manage interest rates more effectively by establishing a set level of fixed rates associated with a portion of the borrowings under its Revolving Credit Facility. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The first agreement is for a notional amount of $25.0 million, a term of three years and a fixed interest rate of 4.99%. The second agreement is for a notional amount of $25.0 million, a term of four years and a fixed interest rate of 5.01%. No credit spread was hedged. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. The Company does not intend to repay the Revolving Credit Facility below the notional amounts of the interest rate swaps before the maturity of these swaps. In accordance with FAS 133, the Company designates its interest rate swap instruments as cash flow hedges.

FAS 133 requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective.

The following tables summarize the fair value and the effect of the interest rate swaps on the Company’s statements of income (in thousands):

	Fair Values of Derivative Instruments Liability Derivatives
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate swaps	Other liabilities	$2,648	Other liabilities	$3,483

The Effect of Derivative Instruments on the Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008

Periods Reported	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Three months ended June 30	$528	$1,404	Interest expense	$—	$—	Other income (expense)	$—	$—
Six months ended June 30	$835	$(26)	Interest expense	$—	$—	Other income (expense)	$—	$—

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments that range from approximately $1,000 to $20,000 through June 2013 and have implicit interest rates that range from approximately 5.9% to 6.9%.

The Company finances certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of June 30, 2009, the Company’s combined obligation was approximately $1.1 million. These financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Note 8: Income Taxes

The Company recorded an income tax provision of $4.2 million, reflecting an effective rate of 38.5% of pretax income during the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, the benefit of permanent book versus tax differences and a state refund of 1.6%. Effective January 1, 2009, the Company retrospectively adjusted its prior years’ income tax provisions for the change in accounting principle related to its accounting for Convertible Notes. See Note 12 for additional information on the change in accounting principle. The adjusted income tax provision for the three months ended June 30, 2008, was $4.2 million, reflecting an effective rate of 40.7% of pretax income. The effective tax rate for the three months ended June 30, 2008, consists primarily of a provision for federal income taxes of 32.1% (which is net of a benefit for state taxes of 2.9%), a provision for state taxes of 8.2%, and a provision for the effect of permanent book verses tax differences of 0.4%.

The Company recorded an income tax provision of $10.1 million, reflecting an effective rate of 39.3% of pretax income during the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2009, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, the benefit of permanent book versus tax differences and a state refund of 0.8%. Effective January 1, 2009, the Company retrospectively adjusted its prior years’ income tax provisions for the change in accounting principle related to its accounting for Convertible Notes. See Note 12 for additional information on the change in accounting principle. The adjusted income tax provision for the six months ended June 30, 2008, was $8.7 million, reflecting an effective rate of 40.3% of pretax income. The effective tax rate for the six months ended June 30, 2008, consists primarily of a provision for federal income taxes of 32.1% (which is net of a benefit for state taxes of 2.9%), and a provision for state taxes of 8.2%.

Effective January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As of June 30, 2009, the Company had a gross unrecognized tax benefit of $1.2 million that, if recognized, would result in a net tax benefit of approximately $0.9 million and would have a positive effect on the Company’s effective tax rate. During the three and six months ended June 30, 2009, there were no material changes to the unrecognized tax benefit.

For the three and six months ended June 30, 2009, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and six months ended June 30, 2009, were approximately $0.2 million and $0.4 million, respectively. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2010. The impact of the tax holiday on the Company’s condensed consolidated financial statements is not material.

Note 9: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller sorted by total aggregate costs (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller for the Six Months Ended June 30, 2009
	Cost	%
Seller 1	$42,379	30.7%
Seller 2	32,488	23.6%
Seller 3	28,063	20.3%
Seller 4	18,174	13.2%
Seller 5	5,585	4.0%
Other	11,257	8.2%

	$137,946	100.0%
Adjustments(1)	(1)

Purchases, net	$137,945

(1)	Adjusted for Put-backs and Recalls.

Note 10: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in the Company’s Registration Statement on Form S-3 originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied the Company’s special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part the Company’s motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, the Company filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of the Company’s anti-SLAPP motion. The appellate court denied the Company’s request for a rehearing and the case has been returned to the district court where it is proceeding from the point at which it was stayed. Discovery is in the final stages and the parties have filed various motions. Management believes the claims are without merit and intends to defend the action vigorously. Although the outcome of this matter cannot be predicted with certainty, management does not currently believe that this matter will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2009, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.8 billion for a purchase price of approximately $70.8 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year, except as discussed below.

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

On July 15, 2008, the Company gave Jefferson Capital and CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the Asset Purchase and Forward Flow Agreement dated June 2, 2005, as amended, as well as a related Balance Transfer Agreement dated the same date, based upon the actions noted in the FTC complaint and other claims. On July 16, 2008, the Company initiated arbitration as a result of the breach, pursuant to the arbitration provisions of the Agreements. The Company asserts that the litigation initiated by the FTC and related conduct violates the Asset Purchase and Forward Flow Agreement and Balance Transfer Agreement in several respects. The Company seeks an arbitral award that (i) Jefferson Capital and CompuCredit are in material breach of the Agreements, (ii) declares the Company’s obligations to purchase forward flow accounts under the Agreements is thereby excused or discharged, (iii) confirms the Company’s rights to cause Jefferson Capital to repurchase certain accounts previously sold to the Company under the Agreements, and other appropriate relief, including return of prepaid amounts relating to forward flow purchases, (iv) confirms the Company’s rights to indemnity by Jefferson Capital and CompuCredit and (v) awards compensatory damages, attorney fees, interest, arbitration costs and other appropriate relief.

Arbitrators have been identified and the proceeding continues in the discovery stage. The Company has ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. The Company’s remaining purchase commitment at the time of the breach by Jefferson Capital was approximately $51.3 million. In response to the Notice of Breach from the Company, Jefferson Capital and CompuCredit delivered its own Notice of Default to the Company alleging the breach by the Company of the Company’s forward flow purchase, bankruptcy sale and balance transfer obligations and initiated a separate arbitration of the Company’s alleged breach of its bankruptcy sale obligations.

This matter continues to develop and any impact on the recoverability of the Company’s forward flow asset, currently stated at $10.3 million, is uncertain. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. In accordance with the provisions of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company does not believe that the forward flow asset is impaired as a result of the arbitration.

Note 11: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50.0 million (at cost) of a combination of its common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During the six months ended June 30, 2009, the Company repurchased $28.5 million principal amount of its outstanding Convertible Notes, for a total price of $22.6 million, plus accrued interest. From the inception of the securities repurchase program, the Company has repurchased $57.1 million principal amount of its Convertible Notes, for a total cash payment of $42.4 million. The Company has not repurchased any common stock under this program.

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

Effect of Change in Accounting Principle to Consolidated Financial Statements

The 2008 condensed consolidated financial statements presented in this quarterly report have been retroactively adjusted to reflect the change in accounting principle related to the Company’s Convertible Notes. The following table provides the impact of FSP APB 14-1 on the 2008 condensed consolidated financial statements (in thousands, except per share amounts):

	As Previously Reported	As Adjusted by FSP APB 14-1	Effect of Change
Condensed Consolidated Statements of Financial Condition
(As of December 31, 2008)
Assets:
Other assets(1)	$5,268	$5,049	$(219)
Total assets	549,298	549,079	(219)

Liabilities:
Deferred tax liabilities, net	$15,199	$15,108	$(91)
Debt	311,319	303,655	(7,664)
Total liabilities	353,408	345,653	(7,755)

Stockholders’ equity:
Additional paid-in capital	$79,971	$98,521	$18,550
Accumulated earnings	117,809	106,795	(11,014)
Total stockholders’ equity	195,890	203,426	7,536
Total liabilities and stockholders’ equity	549,298	549,079	(219)

Condensed Consolidated Statements of Income
(Three months ended June 30, 2008)
Interest expense	$(3,583)	$(4,831)	$(1,248)
Gain on repurchase of convertible notes, net	1,417	707	(710)
Income before income taxes	12,345	10,387	(1,958)
Provision for income taxes	(5,015)	(4,225)	790
Net Income	7,330	6,162	(1,168)
Earnings Per Share:
Basic	$0.32	$0.27	$(0.05)
Diluted	0.31	0.26	(0.05)

(Six months ended June 30, 2008)
Interest expense	$(7,529)	$(10,031)	$(2,502)
Gain on repurchase of convertible notes, net	1,417	707	(710)
Income before income taxes	24,859	21,647	(3,212)
Provision for income taxes	(10,029)	(8,734)	1,295
Net Income	14,830	12,913	(1,917)
Earnings Per Share:
Basic	$0.64	$0.56	$(0.08)
Diluted	0.63	0.55	(0.08)

Condensed Consolidated Statements of Cash Flows
(Six months ended June 30, 2008)
Net Income	$14,830	$12,913	$(1,917)
Amortization of loan costs and debt discount	608	3,110	2,502
Deferred income tax expense (benefit)	(10)	36	46
Change in prepaid income tax(1)	10,187	8,846	(1,341)
Gain on repurchase of convertible notes, net	(1,417)	(707)	710
Net cash provided by operating activities(1)	33,386	33,386	—

(1)	Certain reclassifications other than the impact of FSP APB 14-1 have been made to conform to the current year’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Market Overview

The United States and global economies are currently in a recession. In the U.S., the availability of credit is limited, unemployment rates are at 25-year highs, credit card charge-offs and delinquencies have reached a 20-year high increasing approximately 60% from second quarter 2008 levels, home foreclosures have dramatically increased and the housing market is experiencing a significant downturn. These conditions present both opportunities and challenges for Encore.

On the opportunities side, the increase in credit card charge-offs and delinquencies (which contribute to an increase in supply), combined with the challenges some of our competitors are facing in (i) generating sufficient returns on receivables they purchased in 2005 – 2007, when prices were high and (ii) obtaining sufficient capital to fund future purchases (which contributes to a decrease in demand) have resulted in a significant reduction in the market price for portfolios of charged-off receivables. For example, prices for fresh charge-offs (receivables that are sold immediately after charge-off) have declined from 8%—13% of face value in early 2008 to 5% - 8% of face value in early 2009. We have seen similar pricing declines across all ages of charge-offs and the decline is more pronounced in the resale market. While this is generally positive for our business, as a result of the significant price decline, some sellers of portfolios have chosen not to sell and, as an alternative to selling their charge-offs, have collected on accounts internally or placed accounts with third-party collection agencies. As such, the full impact the price reduction will have on our purchasing volumes is presently unclear.

On the challenges side, increases in unemployment, high foreclosure rates and the difficulties consumers are experiencing in obtaining credit may, for a period of time, negatively impact collections on receivables that we currently own or that we purchase during these challenging economic times. Despite these market conditions, during 2009, most of the collection metrics we track have remained relatively consistent, as compared to 2008. For example, payer rates and average payment size, adjusted for the change in single payment/payment plan mix, have remained relatively constant. One change we have noted is that more consumers are settling their debts through payment plans rather than in one-time settlements. While settlement rates remain consistent, payments made over longer periods of time impact our business in two ways. First, when payments are extended over longer periods of time rather than received up front, this delay in cash flows could result in a provision for impairment. This is because discounting a long-term payment stream using our pool group IRRs rather than discounting a one-time settlement payment using the same IRR will result in a lower net present value. As a result, even if the cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments under SOP 03-3 may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. We refer to consumers who do not make all of their payments as “broken payers.” When this happens, we are often successful in getting the consumer back on plan, but this is not always the case and, in those instances where we are unable to get the consumer back on plan, we experience a shortfall in collections. Despite the current economic environment, we have not experienced an increase in the broken payer rate in the first half of 2009 as compared to the same period in 2008. Please refer to Management’s Discussion and Analysis – Revenue below for a more detailed explanation of the provision for impairment for the three and six months ended June 30, 2009.

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

When evaluating the overall long-term returns of our business, we believe that the benefits resulting from the current lower portfolio pricing will outweigh the negative impacts from the collection shortfalls we may experience from a more distressed consumer. However, if the lower pricing environment re-attracts significant capital to our industry and prices are bid up, or if the ability of the consumer to repay their debt deteriorates further, our returns would be negatively impacted.

Purchases and Collections

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Credit card	$82,033	$40,165	$137,946	$85,445
Other	—	12,327	—	14,949

	$82,033	$52,492	$137,946	$100,394

During the three months ended June 30, 2009, we invested $82.0 million for portfolios with face values aggregating $1.9 billion for an average purchase price of 4.2% of face value. This is a $29.5 million increase, or 56.3%, in the amount invested, compared with the $52.5 million invested during the three months ended June 30, 2008, to acquire portfolios with a face value aggregating $1.8 billion for an average purchase price of 2.9% of face value. During the six months ended June 30, 2009, we invested $137.9 million for portfolios with face values aggregating $3.3 billion for an average purchase price of 4.2% of face value. This is a $37.5 million increase, or 37.4%, in the amount invested compared with the $100.4 million invested during the six months ended June 30, 2008, to acquire portfolios with a face value aggregating $3.0 billion for an average purchase price of 3.3% of face value. Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

During the three and six months ended June 30, 2009 and 2008, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collection sites	$44,680	$38,929	$95,022	$82,218
Legal collections	61,460	49,184	117,867	94,476
Collection agencies	15,506	10,009	23,173	20,970
Sales	727	3,633	1,544	7,847
Other	—	375	—	974

Gross collections for the period	$122,373	$102,130	$237,606	$206,485

Gross collections increased $20.3 million, or 19.8%, to $122.4 million during the three months ended June 30, 2009, from $102.1 million during the three months ended June 30, 2008.

Gross collections increased $31.1 million, or 15.1%, to $237.6 million during the six months ended June 30, 2009, from $206.5 million during the six months ended June 30, 2008.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2009		2008
			Adjusted(1)
Revenue
Revenue from receivable portfolios, net	$73,965	94.8%	$66,275	94.7%
Servicing fees and other related revenue	4,070	5.2%	3,745	5.3%

Total revenue	78,035	100.0%	70,020	100.0%

Operating expenses
Salaries and employee benefits	14,762	18.9%	15,689	22.4%
Stock-based compensation expense	994	1.3%	1,228	1.8%
Cost of legal collections	28,626	36.7%	23,829	34.0%
Other operating expenses	6,598	8.5%	5,987	8.6%
Collection agency commissions	4,797	6.1%	3,781	5.4%
General and administrative expenses	7,097	9.1%	4,581	6.5%
Depreciation and amortization	620	0.8%	766	1.1%

Total operating expenses	63,494	81.4%	55,861	79.8%

Income before other (expense) income and income taxes	14,541	18.6%	14,159	20.2%

Other (expense) income
Interest expense	(3,958)	(5.1)%	(4,831)	(6.9)%
Gain on repurchase of convertible notes	215	0.3%	707	1.0%
Other (expense) income	9	0.0%	352	0.5%

Total other expense	(3,734)	(4.8)%	(3,772)	(5.4)%

Income before income taxes	10,807	13.8%	10,387	14.8%
Provision for income taxes	(4,166)	(5.3)%	(4,225)	(6.0)%

Net income	$6,641	8.5%	$6,162	8.8%

	Six Months Ended June 30,
	2009		2008
			Adjusted(1)
Revenue
Revenue from receivable portfolios, net	$146,240	94.7%	$130,343	94.7%
Servicing fees and other related revenue	8,241	5.3%	7,231	5.3%

Total revenue	154,481	100.0%	137,574	100.0%

Operating expenses
Salaries and employee benefits	28,719	18.6%	30,540	22.2%
Stock-based compensation expense	2,074	1.3%	2,322	1.7%
Cost of legal collections	58,573	37.9%	44,135	32.1%
Other operating expenses	12,578	8.1%	11,638	8.4%
Collection agency commissions	7,688	5.0%	7,812	5.7%
General and administrative expenses	12,794	8.3%	9,041	6.6%
Depreciation and amortization	1,243	0.8%	1,488	1.1%

Total operating expenses	123,669	80.0%	106,976	77.8%

Income before other (expense) income and income taxes	30,812	20.0%	30,598	22.2%

Other (expense) income
Interest expense	(8,231)	(5.4)%	(10,031)	(7.3)%
Gain on repurchase of convertible notes	3,268	2.1%	707	0.5%

	Six Months Ended June 30,
	2009		2008
			Adjusted(1)
Other (expense) income	(72)	(0.0)%	373	0.3%

Total other expense	(5,035)	(3.3)%	(8,951)	(6.5)%

Income before income taxes	25,777	16.7%	21,647	15.7%
Provision for income taxes	(10,139)	(6.7)%	(8,734)	(6.3)%

Net income	$15,638	10.0%	$12,913	9.4%

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Three Months Ended June 30, 2009					As of June 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$2,357	$2,357	100.0%	$—	3.0%	$—	—
2002	802	302	37.7%	100	0.4%	90	34.8%
2003	2,247	1,744	77.6%	—	2.2%	1,585	30.8%
2004	2,941	1,844	62.7%	(60)	2.3%	6,914	8.1%
2005	11,129	6,896	62.0%	(156)	8.8%	38,714	5.6%
2006	11,348	8,202	72.3%	(1,904)	10.5%	51,585	5.1%
2007	30,210	16,892	55.9%	(1,133)	21.5%	92,755	5.5%
2008	43,389	29,121	67.1%	(1,411)	37.1%	184,676	5.0%
2009	17,845	11,171	62.6%	—	14.2%	130,389	4.3%

Total	$122,268	$78,529	64.2%	$(4,564)	100.0%	$506,708	5.1%

	For the Three Months Ended June 30, 2008					As of June 30, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$2,623	$2,623	100.0%	$—	3.8%	$—	—
2002	1,603	1,108	69.1%	140	1.6%	1,080	28.9%
2003	3,880	3,170	81.7%	(24)	4.5%	2,976	30.7%
2004	5,316	4,127	77.6%	(721)	5.9%	16,575	7.9%
2005	18,576	12,383	66.7%	(2,342)	17.8%	69,527	5.6%
2006	19,497	12,608	64.7%	(336)	18.1%	79,001	5.1%
2007	37,059	23,977	64.7%	(107)	34.4%	152,669	5.0%
2008	13,506	9,669	71.6%	—	13.9%	92,731	4.6%

Total	$102,060	$69,665	68.3%	$(3,390)	100.0%	$414,559	5.4%

	For the Six Months Ended June 30, 2009					As of June 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$4,857	$4,857	100.0%	$—	3.1%	$—	—
2002	1,711	872	51.0%	253	0.6%	90	34.8%
2003	4,596	3,929	85.5%	(409)	2.5%	1,585	30.8%
2004	6,316	4,055	64.2%	(497)	2.6%	6,914	8.1%
2005	23,163	14,678	63.4%	(1,413)	9.4%	38,714	5.6%
2006	24,132	17,251	71.5%	(2,894)	11.0%	51,585	5.1%
2007	63,431	35,977	56.7%	(1,981)	23.0%	92,755	5.5%
2008	88,333	60,928	69.0%	(3,050)	39.0%	184,676	5.0%
2009	20,855	13,684	65.6%	—	8.8%	130,389	4.3%

Total	$237,394	$156,231	65.8%	$(9,991)	100.0%	$506,708	5.1%

	For the Six Months Ended June 30, 2008					As of June 30, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$5,181	$5,181	100.0%	$—	3.7%	$—	—
2002	3,268	2,459	75.2%	71	1.8%	1,080	28.9%
2003	8,069	6,951	86.1%	(313)	4.9%	2,976	30.8%
2004	11,353	8,792	77.4%	(1,577)	6.3%	16,575	7.9%
2005	39,512	26,359	66.7%	(4,645)	19.0%	69,527	5.6%
2006	41,072	26,548	64.6%	(2,154)	19.1%	79,001	5.1%
2007	77,091	49,594	64.3%	(107)	35.7%	152,669	5.0%
2008	20,794	13,184	63.4%	—	9.5%	92,731	4.6%

Total	$206,340	$139,068	67.4%	$(8,725)	100.0%	$414,559	5.4%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net impairment or net impairment reversals.

(3)	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

(4)

Our monthly IRR is calculated based on the weighted average of each pool’s IRR relative to each pool’s percentage of the unamortized balance for each year of purchase. Therefore, it is possible for the monthly IRR to be lower than that reported in the prior quarter due to this weighted average calculation.

Total revenue was $78.0 million for the three months ended June 30, 2009, an increase of $8.0 million, or 11.4%, compared to total revenue of $70.0 million for the three months ended June 30, 2008. Portfolio revenue was $74.0 million for the three months ended June 30, 2009, an increase of $7.7 million, or 11.6%, compared to portfolio revenue of $66.3 million for the three months ended June 30, 2008.

Total revenue was $154.5 million for the six months ended June 30, 2009, an increase of $16.9 million, or 12.3%, compared to total revenue of $137.6 million for the six months ended June 30, 2008. Portfolio revenue was $146.2 million for the six months ended June 30, 2009, an increase of $15.9 million, or 12.2%, compared to portfolio revenue of $130.3 million for the six months ended June 30, 2008.

The increase in portfolio revenue for the three and six months ended June 30, 2009, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and six months ending June 30, 2009, compared to the three and six months ending June 30, 2008, respectively. During the three months ended June 30, 2009, we recorded a net impairment provision of $4.6 million, compared to a net impairment provision of $3.4 million during the same period in the prior year. During the six months ended June 30, 2009, we recorded a net impairment provision of $10.0 million, compared to a net impairment provision of $8.7 million during the same period in the prior year. The impairments for the three and six months ended June 30, 2009 and 2008, were primarily due to a shortfall in collections in certain pool groups against our forecast. While our total collections during the three and six months ended June 30, 2009 have met or exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts. This is the result of several factors, including changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the granular, pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension, was $4.0 million for the three months ended June 30, 2009, an increase of $0.3 million, or 8.6%, compared to revenue of $3.7 million for the three months ended June 30, 2008. Revenue associated with bankruptcy servicing fees earned from Ascension was $8.2 million for the six months ended June 30, 2009, an increase of $1.0 million, or 14.3%, compared to revenue of $7.2 million for the six months ended June 30, 2008. The increase in Ascension revenue for the three and six months ended June 30, 2009, is due to a slightly higher volume of bankruptcy placements.

Operating Expenses

Total operating expenses were $63.5 million for the three months ended June 30, 2009, an increase of $7.6 million, or 13.7%, compared to total operating expenses of $55.9 million for the three months ended June 30, 2008.

Total operating expenses were $123.7 million for the six months ended June 30, 2009, an increase of $16.7 million, or 15.6%, compared to total operating expenses of $107.0 million for the six months ended June 30, 2008.

Operating expenses are explained in more detail as follows:

Salaries and Employee Benefits

Total salaries and employee benefits decreased by $0.9 million, or 5.9%, to $14.8 million during the three months ended June 30, 2009, from $15.7 million during the three months ended June 30, 2008. The decrease was primarily the result of a decrease of $0.8 million in compensation related expense, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure, and a decrease of $0.2 million related to deferred compensation expense which was fully amortized in 2008, offset by an increase of $0.1 million in personnel severance costs.

Total salaries and employee benefits decreased by $1.9 million, or 6.0%, to $28.7 million during the six months ended June 30, 2009, from $30.6 million during the six months ended June 30, 2008. The decrease was primarily the result of a decrease of $2.0 million in compensation related expense, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure, and a decrease of $0.3 million related to deferred compensation expense which was fully amortized in 2008, offset by an increase of $0.2 million in personnel severance costs and an increase of $0.4 million in health related expenses.

Stock-Based Compensation Expenses

Stock-based compensation expense decreased by $0.2 million, or 19.1%, to $1.0 million during the three months ended June 30, 2009, from $1.2 million for the three months ended June 30, 2008. This decrease was a result of fewer grants and the decreased fair value of stock options granted in recent years.

Stock-based compensation expense decreased by $0.2 million, or 10.7%, to $2.1 million during the six months ended June 30, 2009, from $2.3 million for the six months ended June 30, 2008. This decrease was a result of fewer grants and the decreased fair value of stock options granted in recent years.

Cost of Legal Collections

The cost of legal collections increased $4.8 million, or 20.1%, to $28.6 million during the three months ended June 30, 2009, compared to $23.8 million during the three months ended June 30, 2008. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $12.3 million, or 25.0%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $61.5 million during the three months ended June 30, 2009, up from $49.2 million collected during the three months ended June 30, 2008. The cost of legal collections decreased as a percent of gross collections through this channel to 46.6% during the three months ended June 30, 2009, from 48.4% during the three months ended June 30, 2008, primarily due to a decrease in upfront court costs expense, as a percentage of collections, associated with our pursuit of legal collections.

The cost of legal collections increased $14.5 million, or 32.7%, to $58.6 million during the six months ended June 30, 2009, compared to $44.1 million during the six months ended June 30, 2008. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $23.4 million, or 24.8%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $117.9 million during the six months ended June 30, 2009, compared to $94.5 million collected during the six months ended June 30, 2008. The cost of legal collections as a percent of gross collections through this channel increased to 49.7% during the six months ended June 30, 2009, from 46.7% during the six months ended June 30, 2008, due to an increase in upfront court costs expensed, as a percentage of collections, (and an increase in total dollars expensed) associated with our pursuit of legal collections.

The following table summarizes our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections and related costs Three Months Ended June 30,				Legal Collections and related costs Six Months Ended June 30,
	2009		2008		2009		2008
Collections	$61,460	100.0%	$49,184	100.0%	$117,867	100.0%	$94,476	100.0%

Court costs advanced	15,576	25.3%	15,278	31.0%	35,839	30.4%	29,173	30.8%
Court costs deferred	(5,023)	(8.1)%	(6,063)	(12.3)%	(11,983)	(10.2)%	(13,156)	(13.9)%

Court cost expense(1)	10,553	17.2%	9,215	18.7%	23,856	20.2%	16,017	16.9%
Other(2)	484	0.8%	445	0.9%	1,028	0.9%	1,133	1.2%
Commissions	17,589	28.6%	14,169	28.8%	33,689	28.6%	26,985	28.6%

Total Costs	$28,628	46.6%	$23,829	48.4%	$58,573	49.7%	$44,135	46.7%

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

Other Operating Expenses

Other operating expenses increased $0.6 million, or 10.2%, to $6.6 million during the three months ended June 30, 2009, from $6.0 million during the three months ended June 30, 2008. The increase was primarily the result of an increase of $0.4 million in skip tracing expenses and an increase of $0.5 million in direct mail campaign expenses. The increase was partially offset by a net decrease of $0.3 million in various other operating expenses.

Other operating expenses increased $1.0 million, or 8.1%, to $12.6 million during the six months ended June 30, 2009, from $11.6 million during the six months ended June 30, 2008. The increase was primarily the result of an increase of $0.3 million in skip tracing expenses, an increase of $0.5 million in direct mail campaign expenses and an increase of $0.4 million in Ascension legal expense. The increase was partially offset by a net decrease of $0.2 million in various other operating expenses.

Collection Agency Commissions

During the three months ended June 30, 2009, we incurred $4.8 million in commissions to third party collection agencies, or 30.9% of the related gross collections of $15.5 million compared to $3.8 million in commissions, or 37.8% of the related gross collections of $10.0 million, during the three months ended June 30, 2008. The increase in commissions was due to the increase in collections through this channel, partially offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the three months ended June 30, 2009, the Company placed more freshly charged-off accounts with the agencies as compared to the same period in the prior year.

During the six months ended June 30, 2009, we incurred $7.7 million in commissions to third party collection agencies, or 33.2% of the related gross collections of $23.2 million, compared to $7.8 million in commissions, or 37.3% of the related gross collections of $21.0 million, during the six months ended June 30, 2008. The decrease in commissions was due to the decreased commission driven by a lower net commission rate, partially offset by increased collections through this channel. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the six months ended June 30, 2009, the Company placed more freshly charged-off accounts with the agencies as compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, or 54.9%, to $7.1 million during the three months ended June 30, 2009, from $4.6 million during the three months ended June 30, 2008. The increase was primarily the result of an increase of $2.2 million in corporate legal expenses related primarily to our Jefferson Capital arbitration and an increase of $0.4 million in building rent primarily in India where we are in the process of developing a larger site as described below under India Expansion. The increase was partially offset by a net decrease of $0.1 million in other general and administrative expenses.

General and administrative expenses increased $3.8 million, or 41.5%, to $12.8 million during the six months ended June 30, 2009, from $9.0 million during the six months ended June 30, 2008. The increase was primarily the result of an increase of $3.6 million in corporate legal expenses related primarily to our Jefferson Capital arbitration and an increase of $0.2 million in building rent.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million, or 19.1%, to $0.6 million during the three months ended June 30, 2009, from $0.8 million during the three months ended June 30, 2008. Depreciation expense was $0.4 million for the three months ended June 30, 2009, compared to $0.6 million for the three months ended June 30, 2008. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension remained consistent at $0.2 million for the three months ended June 30, 2009 and 2008.

Depreciation and amortization expense decreased $0.3 million, or 16.5%, to $1.2 million during the six months ended June 30, 2009, from $1.5 million during the six months ended June 30, 2008. Depreciation expense was $0.9 million for the six months ended June 30, 2009, compared to $1.1 million for the six months ended June 30, 2008. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.3 million for the six months ended June 30, 2009, compared to $0.4 million for the six months ended June 30, 2008.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross collections	$122,373	$102,130	$237,606	$206,485
Operating expenses(1)	$59,046	$51,057	$114,755	$98,340
Cost per dollar collected	48.3%	50.0%	48.3%	47.6%

(1)

Represent all operating expenses excluding stock-based compensation expense ($1.0 million and $1.2 million for the three months ended June 30, 2009 and 2008, and $2.1 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively) and costs related to Ascension ($3.5 million and $3.6 million for the three months ended June 30, 2009 and 2008, $6.3 million and $6.8 million for the six months ended June 30, 2009 and 2008, respectively).

During the three months ended June 30, 2009, cost per dollar collected decreased to 48.3% of gross collections from 50.0% of gross collections during the three months ended June 30, 2008. This decrease was primarily due to several factors, including:

•

salaries and employee benefits, as a percentage of total collections, decreased 2.9% from 13.3% to 10.4%, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure

•

general and administrative expenses, as a percentage of total collections, increased 1.4% from 4.2% to 5.6%, primarily due to an increase of $2.2 million in corporate legal expenses related primarily to our Jefferson Capital arbitration

During the six months ended June 30, 2009, cost per dollar collected increased to 48.3% of gross collections from 47.6% of gross collections during the six months ended June 30, 2008. This increase was primarily due to several factors, including:

•

salaries and employee benefits, as a percentage of total collections, decreased 2.6% from 13.0% to 10.4%, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure

•	collection agency commissions, as a percentage of total collections, decreased 0.6% from 3.8% to 3.2%, primarily due to a decrease in the net commission rate paid to agencies

•

cost of legal collections, as a percentage of total collections, increased 3.3% from 21.4% to 24.7%, primarily due to an increase in upfront court costs expensed, associated with our pursuit of legal collections

•

general and administrative expenses, as a percentage of total collections, increased 1.1% from 4.1% to 5.2%, primarily due to an increase of $3.6 million in corporate legal expenses related primarily to our Jefferson Capital arbitration

India Expansion

Due to the strong performance of our team in India and our ability to reduce our overall site cost to collect through the expansion of our offshore collection efforts, on April 22, 2009, we signed a lease for a new, larger site in India. This facility, which is close to our existing site in Gurgaon, India, will allow us to expand our collector headcount from approximately 350 (capacity at our current site) to 1,100. Over the next several months we will be building out this new facility and expect to occupy it in October 2009. During this period, we will incur lease costs at our existing and new sites, which will result in incremental lease expense totaling approximately $1.0 million for the period April 2009 through October 2009. Additionally, there will be costs associated with expanding our workforce in India.

Our plan is to continue to maintain headcount at current levels in our domestic collection sites and focus our future growth on India. As we ramp up headcount in our new, larger India site and migrate more of our collections there, we expect that our overall variable cost to collect will increase and our overall collector productivity will decline. Once we are fully ramped up, we expect that this expansion will have a positive long-term impact on both our overall cost to collect and our productivity.

Interest Expense

Total interest expense decreased $0.8 million, or 17.7%, to $4.0 million during the three months ended June 30, 2009, from $4.8 million during the three months ended June 30, 2008.

Total interest expense decreased $1.8 million, or 17.8%, to $8.2 million during the six months ended June 30, 2009, from $10.0 million during the six months ended June 30, 2008.

The following tables summarize our interest expense (in thousands, except percentages):

	For the Three Months Ended June 30,
	2009	2008	$ Change	% Change
		Adjusted
Stated interest on debt obligations	$3,019	$3,289	$(270)	(8.2)%
Amortization of loan fees and other loan costs	289	252	37	14.7%
Amortization of debt discount – convertible notes	650	1,290	(640)	(49.6)%

Total interest expense	$3,958	$4,831	$(873)	(18.1)%

	For the Six Months Ended June 30,
	2009	2008	$ Change	% Change
		Adjusted
Stated interest on debt obligations	$6,071	$6,921	$(850)	(12.3)%
Amortization of loan fees and other loan costs	600	521	79	15.2%
Amortization of debt discount – convertible notes	1,560	2,589	(1,029)	(39.7)%

Total interest expense	$8,231	$10,031	$(1,800)	(17.9)%

Interest expense during the three and six months ended June 30, 2008 was retrospectively adjusted as a result of a change in accounting principle. Effective January 1, 2009, we adopted FASB Staff Position APB 14-1, (“FSP APB 14-1”) “Accounting for

Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” In accordance with the provisions of FSP APB 14-1, we adjusted our prior years’ financial statements to separately account for the liability and equity components of our convertible senior notes in a manner that reflects our nonconvertible debt borrowing rate at the time of the issuance. As a result, we created a debt discount for our convertible senior notes and incurred additional interest expense due to the amortization of debt discount. See Note 12 to our unaudited condensed consolidated financial statements for a further discussion of this change in accounting principle.

The following table summarizes the impact of adopting FSP APB 14-1 on our interest expense, net debt balance and total stockholders’ equity related to our Convertible Notes during the previous reporting periods (in thousands):

	Interest Expense For the Three Months ended		Net Convertible Note Balance		Total Stockholders’ Equity
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
September 30, 2005	$101	$230	$100,000	$73,347	$111,078	$137,211
December 31, 2005	842	1,914	100,000	74,419	118,352	143,439
March 31, 2006	857	1,912	100,000	75,474	125,890	149,948
June 30, 2006	844	1,942	100,000	76,572	135,296	158,282
September 30, 2006	844	1,963	100,000	77,691	142,561	164,454
December 31, 2006	844	2,031	100,000	78,878	151,136	171,870
March 31, 2007	844	2,011	100,000	80,045	158,137	177,730
June 30, 2007	844	2,059	100,000	81,260	159,675	178,079
September 30, 2007	844	2,081	100,000	82,497	166,042	183,235
December 31, 2007	844	2,150	100,000	83,803	171,520	187,435
March 31, 2008	844	2,143	100,000	85,102	179,804	194,446
June 30, 2008	809	2,099	95,000	82,124	189,987	202,644
September 30, 2008	801	2,103	95,000	83,426	195,248	206,628
December 31, 2008	704	1,920	71,422	63,758	195,890	203,426

Stated interest on debt obligations decreased $0.3 million during the three months ended June 30, 2009, as compared to the same period in the prior year. Stated interest on debt obligations decreased $0.9 million during the six months ended June 30, 2009, as compared to the same period in the prior year. The decreases in stated interest on debt obligations for the three and six months ended June 30, 2009, were primarily due to decreases in our variable interest rate on our Revolving Credit Facility and decreased stated interest expense on our convertible senior notes due to a reduced principal balance as a result of buybacks of a portion of our convertible senior notes, offset by increases in amounts borrowed under our Revolving Credit Facility to fund our purchases of receivable portfolios and general working capital needs.

Other Income and Expense

During the three months ended June 30, 2009, total other income was less than $0.1 million, compared to other income of $0.4 million during the three months ended June 30, 2008. The other income of $0.4 million during the three months ended June 30, 2008, was primarily attributable to a $0.3 million gain recognized in connection with the early termination of a contract.

During the six months ended June 30, 2009, total other expense was less than $0.1 million, compared to other income of $0.4 million for the six months ended June 30, 2008. The other income of $0.4 million during the three months ended June 30, 2008, was primarily attributable to a $0.3 million gain recognized in connection with the early termination of a contract.

Provision for Income Taxes

During the three months ended June 30, 2009, we recorded an income tax provision of $4.2 million, reflecting an effective tax rate of 38.5% of pretax income. Our effective tax rate for the three months ended June 30, 2009, differed from the federal statutory rate, primarily due to the net effect of state taxes, the effect of permanent book versus tax differences and a state tax refund. Effective January 1, 2009, we retrospectively adjusted our prior years’ income tax provisions upon adoption of FSP APB 14-1. See interest expense above and Note 12 to our unaudited condensed consolidated financial statements for a further discussion of the change in accounting principle related to the adoption of FSP APB 14-1. The adjusted income tax provision for the three months ended June 30, 2008, was $4.2 million, which reflected an effective rate of 40.7% of pretax income. Our effective tax rate for the three months ended June 30, 2008, differed from the federal statutory rate primarily due to the net effect of state taxes and the effect of permanent book versus tax differences.

During the six months ended June 30, 2009, we recorded an income tax provision of $10.1 million, reflecting an effective tax rate of 39.3% of pretax income. Our effective tax rate for the six months ended June 30, 2009, differed from the federal statutory rate primarily due to the net effect of state taxes, the benefit of permanent book verses tax differences and a state tax refund. For the six months ended June 30, 2008, as a result of adopting FSP APB 14-1, we retrospectively adjusted our income tax provision to $8.7 million, reflecting an effective rate of 40.7% of pretax income. Our effective tax rate for the six months ended June 30, 2008, differed from the federal statutory rate primarily due to the net effect of state taxes. See Note 8 to the unaudited condensed consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

	Cumulative Collections through June 30, 2009
Year of Purchase	Purchase Price(1)		<2002	2002	2003	2004	2005	2006	2007	2008	2009	Total(2)	CCM(3)
<2000	$89,829	(4)	$159,511	$31,266	$19,054	$12,856	$7,199	$5,026	$2,943	$1,650	$723	$240,228	2.7
2000	6,153		12,661	4,542	4,377	2,293	1,323	1,007	566	324	137	27,230	4.4
2001	38,186		21,197	54,184	33,072	28,551	20,622	14,521	5,644	2,984	1,074	181,849	4.8
2002	61,494		—	48,322	70,227	62,282	45,699	33,694	14,902	7,922	2,737	285,785	4.6
2003	88,507		—	—	59,038	86,958	69,932	55,131	26,653	13,897	4,603	316,212	3.6
2004	101,333		—	—	—	39,400	79,845	54,832	34,625	19,116	6,316	234,134	2.3
2005	192,593		—	—	—	—	66,491	129,809	109,078	67,346	23,362	396,086	2.1
2006	141,991		—	—	—	—	—	42,354	92,265	70,743	24,132	229,494	1.6
2007	204,331		—	—	—	—	—	—	68,048	145,272	63,433	276,753	1.4
2008	228,272		—	—	—	—	—	—	—	69,049	89,670	158,719	0.7
2009	137,560		—	—	—	—	—	—	—	—	21,207	21,207	0.2

Total	$1,290,249		$193,369	$138,314	$185,768	$232,340	$291,111	$336,374	$354,724	$398,303	$237,394	$2,367,697	1.8

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2009.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2009 – collections as a multiple of purchase price.

(4)	From inception through December 31, 1998.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Gross Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2000	$89,829	(4)	$240,228	$46	$240,274	2.7
2000	6,153		27,230	34	27,264	4.4
2001	38,186		181,849	561	182,410	4.8
2002	61,494		285,785	1,376	287,161	4.7
2003	88,507		316,212	5,541	321,753	3.6
2004	101,333		234,134	13,545	247,679	2.4
2005	192,593		396,086	77,819	473,905	2.5
2006	141,991		229,494	116,951	346,445	2.4
2007	204,331		276,753	200,635	477,388	2.3
2008	228,272		158,719	424,162	582,881	2.6
2009	137,560		21,207	303,610	324,817	2.4

Total	$1,290,249		$2,367,697	$1,144,280	$3,511,977	2.7

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through June 30, 2009.

(3)	Includes $0.6 million in expected collections for the healthcare portfolios on cost recovery.

(4)	From inception through December 31, 1998.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2009(2)	2010	2011	2012	2013	2014	2015	2016	Total
<2000(1)	$46	$—	$—	$—	$—	$—	$—	$—	$46
2000(1)	34	—	—	—	—	—	—	—	34
2001(1)	461	100	—	—	—	—	—	—	561
2002(1)	1,068	256	52	—	—	—	—	—	1,376
2003(1)	3,104	2,437	—	—	—	—	—	—	5,541
2004	4,959	6,450	2,136	—	—	—	—	—	13,545
2005	18,916	31,330	20,366	7,207	—	—	—	—	77,819
2006	20,541	38,174	28,036	20,317	9,883	—	—	—	116,951
2007	48,064	65,955	40,833	26,636	15,089	4,058	—	—	200,635
2008	78,619	137,358	88,896	56,447	35,861	20,057	6,924	—	424,162
2009	48,437	90,498	67,907	42,011	27,004	16,174	9,665	1,914	303,610

Total	$224,249	$372,558	$248,226	$152,618	$87,837	$40,289	$16,589	$1,914	$1,144,280

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

(2)	2009 amount consists of data for the six-month period, from July 1, 2009 to December 31, 2009.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase, as of June 30, 2009 (in thousands, except percentages):

	Unamortized Balance as of June 30, 2009(1)	Purchase Price(2)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2002	$90	$61,494	0.1%	0.0%
2003	1,585	88,507	1.8%	0.3%
2004	6,914	101,333	6.8%	1.5%
2005	38,714	192,593	20.1%	7.6%
2006	51,585	141,991	36.3%	10.2%
2007	92,755	204,331	45.4%	18.3%
2008	184,676	228,272	80.9%	36.4%
2009	130,389	137,560	94.8%	25.7%

Total	$506,708	$1,156,081	43.8%	100.0%

(1)	Includes $0.6 million for healthcare portfolios being accounted for on the cost recovery method.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$472,875	$609	$—	$473,484
Purchases of receivable portfolios	82,033	—	—	82,033
Gross collections(1)	(119,823)	(56)	(2,389)	(122,268)
Put-backs and recalls	(506)	—	—	(506)
Revenue recognized	76,172	—	2,357	78,529
Impairment, net	(4,596)	—	32	(4,564)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(2)	63.6%	0.0%	98.7%	64.2%

	For the Three Months Ended June 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$396,775	$1,432	$—	$398,207
Purchases of receivable portfolios	52,492	—	—	52,492
Gross collections(1)	(99,306)	(131)	(2,623)	(102,060)
Put-backs and recalls	(357)	2	—	(355)
Revenue recognized(3)	67,042	—	2,623	69,665
Impairment, net (3)	(3,390)	—	—	(3,390)

Balance, end of period	$413,256	$1,303	$—	$414,559

Revenue as a percentage of collections(2)	67.5%	0.0%	100.0%	68.3%

	For the Six Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	137,946	—	—	137,946
Gross collections(1)	(232,314)	(195)	(4,885)	(237,394)
Put-backs and recalls	(1,426)	—	(4)	(1,430)
Revenue recognized	151,374	—	4,857	156,231
Impairment, net	(10,023)	—	32	(9,991)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(2)	65.2%	0.0%	99.4%	65.8%

	For the Six Months Ended June 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	100,394	—	—	100,394
Gross collections(1)	(200,829)	(330)	(5,181)	(206,340)
Put-backs and recalls	(2,035)	(12)	—	(2,047)
Revenue recognized(3)	133,887	—	5,181	139,068
Impairment, net (3)	(8,725)	—	—	(8,725)

Balance, end of period	$413,256	$1,303	$—	$414,559

Revenue as a percentage of collections(2)	66.7%	0.0%	100.0%	67.4%

(1)	Does not include amounts collected on behalf of others.

(2)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

(3)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.

As of June 30, 2009, we had $506.7 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2009(1)	72,385
2010	149,752
2011	115,676
2012	77,913
2013	50,836
2014	25,761
2015	12,592
2016	1,793

Total	$506,708

(1)	2009 amount consists of data for the six-month period from July 1, 2009 to December 31, 2009.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008 (in thousands, except percentages):

	For The Three Months Ended June 30,
Variance Component	2009	2008	Change	Revenue Variance
Average portfolio balance	$468,442	$398,680	$69,762	$11,731
Weighted average effective interest rate(1)	65.0%	67.3%	(2.3)%	(2,601)
Zero basis revenue	$2,357	$2,623		(266)
Net impairment	$(4,564)	$(3,390)		(1,174)

Total variance				$7,690

	For The Six Months Ended June 30,
Variance Component	2009	2008	Change	Revenue Variance
Average portfolio balance	$459,396	$396,358	$63,038	$21,294
Weighted average effective interest rate(1)	65.9%	67.6%	(1.7)%	(3,807)
Zero basis revenue	$4,857	$5,181		(324)
Net impairment	$(9,991)	$(8,725)		(1,266)

Total variance				$15,897

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

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collection sites	$44,680	$38,929	$95,022	$82,218
Legal collections	61,460	49,184	117,867	94,476
Collection agencies	15,506	10,009	23,173	20,970
Sales	727	3,633	1,544	7,847
Other	—	375	—	974

Gross collections for the period	$122,373	$102,130	$237,606	$206,485

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended June 30,				Collection Agencies Three Months Ended June 30,
	2009		2008		2009		2008
Collections	$61,460	100.0%	$49,184	100.0%	$15,506	100.0%	$10,009	100.0%

Commissions	$17,589	28.6%	$14,169	28.8%	$4,797	30.9%	$3,781	37.8%
Court cost expense(1)	10,553	17.2%	9,215	18.7%	—	—	—	—
Other(2)	484	0.8%	445	0.9%	—	—	—	—

Total Costs	$28,626	46.6%	$23,829	48.4%	$4,797	30.9%	$3,781	37.8%

	Legal Collections Six Months Ended June 30,				Collection Agencies Six Months Ended June 30,
	2009		2008		2009		2008
Collections	$117,867	100.0%	$94,476	100.0%	$23,173	100.0%	$20,970	100.0%

Commissions	$33,689	28.6%	$26,985	28.6%	$7,688	33.2%	$7,812	37.3%
Court cost expense(1)	23,856	20.2%	16,017	16.9%	—	—	—	—
Other(2)	1,028	0.9%	1,133	1.2%	—	—	—	—

Total Costs	$58,573	49.7%	$44,135	46.7%	$7,688	33.2%	$7,812	37.3%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist of costs related to counter claims and legal network subscription fees.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009(2)	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$1,149	$74,480
2004	—	23,455	37,674	21,676	12,029	5,840	2,056	$102,730
2005	—	—	21,694	40,762	22,152	10,582	3,357	$98,547
2006	—	—	—	39,395	82,740	43,303	12,707	$178,145
2007	—	—	—	—	41,958	80,211	26,059	$148,228
2008	—	—	—	—	—	47,320	61,699	$109,019
2009(2)	—	—	—	—	—	—	9,615	$9,615

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

(2)	2009 amount consists of data for the six-month period from January 1, 2009, to June 30, 2009.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009(2)	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$34	$4,109
2004	—	2,509	2,937	1,087	406	223	62	$7,224
2005	—	—	3,271	4,426	859	356	106	$9,018
2006	—	—	—	10,158	10,291	1,829	427	$22,705
2007	—	—	—	—	15,357	11,952	1,551	$28,860
2008	—	—	—	—	—	19,322	12,641	$31,963
2009(2)	—	—	—	—	—	—	5,581	$5,581

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

(2)	2009 amount consists of data for the six-month period from January 1, 2009, to June 30, 2009.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009(2)	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$331	$23,351
2004	—	7,273	12,060	6,653	3,498	1,690	598	$31,772
2005	—	—	6,725	12,108	6,364	3,036	967	$29,200
2006	—	—	—	11,451	23,659	12,370	3,647	$51,127
2007	—	—	—	—	11,845	22,927	7,443	$42,215
2008	—	—	—	—	—	13,678	17,730	$31,408
2009(2)	—	—	—	—	—	—	2,730	$2,730

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

(2)	2009 amount consists of data for the six-month period from January 1, 2009, to June 30, 2009.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009(1)	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	31.8%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	32.1%	38.0%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.0%	38.8%
2006	—	—	—	54.9%	41.0%	32.8%	32.1%	41.4%
2007	—	—	—	—	64.8%	43.5%	34.5%	47.9%
2008	—	—	—	—	—	69.7%	49.2%	58.1%
2009(1)	—	—	—	—	—	—	86.4%	86.4%

(1)	2009 amount consists of data for the six-month period from January 1, 2009, to June 30, 2009.

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009(3)	Total
2003	23	29	5	2	—	—	—	59
2004	—	59	39	11	2	—	—	111
2005	—	—	76	46	3	—	—	125
2006	—	—	—	205	105	4	—	314
2007	—	—	—	—	269	106	3	378
2008	—	—	—	—	—	338	127	465
2009(3)	—	—	—	—	—	—	100	100

(1)	Represents the year the account was placed into litigation.

(2)	Represents the year the account was placed into our legal channel.

(3)	2009 amount consists of data for the six-month period from January 1, 2009, to June 30, 2009.

Headcount by Function by Site

The following table summarizes our headcount by function by site as of June 30, 2009 and 2008:

	Head Count As of June 30,
	2009		2008
	U.S.	India	U.S.	India
General & Administrative	324	106	318	75
Account Manager	249	382	287	302
Bankruptcy Specialist	77	52	61	21

	650	540	666	398

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross collections - collection sites	$44,680	$38,929	$95,022	$82,218
Average active account managers	624	590	603	575
Collections per average active account manager	$71.6	$66.0	$157.6	$143.0

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross collections - collection sites	$44,680	$38,929	$95,022	$82,218
Total hours paid	293	305	558	548
Gross collections per hour paid	$152.5	$127.6	$170.3	$150.0

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross collections - collection sites	$44,680	$38,929	$95,022	$82,218
Direct cost(1)	$5,675	$6,536	$11,480	$13,246
Cost per dollar collected	12.7%	16.8%	12.1%	16.1%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Portfolio Purchasing and Collecting Activities
Collections related	$5,675	$6,536	$11,480	$13,246
General & administrative	7,007	7,038	13,113	13,582

Subtotal	12,682	13,574	24,593	26,828
Bankruptcy Services	2,080	2,115	4,126	3,712

	$14,762	$15,689	$28,719	$30,540

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation (1)
Q1 2006	673	$558,574	$27,091	$2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—

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

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Credit card	$82,033	$40,165	$137,946	$85,445
Other	—	12,327	—	14,949

	$82,033	$52,492	$137,946	$100,394

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2009	2008
		Adjusted
Net cash provided by operating activities	$33,745	$33,386
Net cash used in investing activities	(56,753)	(27,548)
Net cash provided by (used in) financing activities	18,602	(5,818)

Repurchase of Convertible Notes

On February 27, 2007, our board of directors authorized a securities repurchase program under which we may buy back up to $50.0 million (at cost) of a combination of our common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Securities repurchases are subject to compliance with applicable legal requirements and other factors. During the six months ended June 30, 2009, we repurchased $28.5 million principal amount of our outstanding Convertible Notes, for a total price of $22.3 million, plus accrued interest. From the inception of the securities repurchase program, we have repurchased $57.1 million principal amount of our Convertible Notes, for a total cash payment of $42.4 million. We have not repurchased any common stock under this program.

As of June 30, 2009, we had approximately $42.9 million principal amount of outstanding Convertible Notes due September 19, 2010. A tightening of credit availability could restrict our ability to refinance and/or retire our existing debt. If we are unable to retire or obtain suitable replacement financing for our long-term debt when and as it becomes due, this may have a material and adverse impact on our business and financial condition.

Operating Cash Flows

Net cash provided by operating activities was $33.7 million and $33.4 million for the six months ended June 30, 2009 and 2008, respectively. The slight increase in cash provided by operating activities was primarily attributable to an increase of $2.7 million in net income, and an increase of $1.3 million in impairment provisions, offset by a change in a non-cash gain of $2.6 million related to repurchase of our Convertible Notes, and a net decrease of $1.1 million due to changes in other operating assets and liabilities.

Investing Cash Flows

Net cash used in investing activities was $56.8 million for the six months ended June 30, 2009 and $27.5 million for the six months ended June 30, 2008.

The cash flows used in investing activities for the six months ended June 30, 2009, are primarily related to receivable portfolio purchases of $137.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $81.2 million. The cash flows used in investing activities for the six months ended June 30, 2008, primarily related to receivable portfolio purchases of $94.8 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $67.3 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.4 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.

Financing Cash Flows

Net cash provided by financing activities was $18.6 million for the six months ended June 30, 2009. Net cash used in financing activities was $5.8 million for the six months ended June 30, 2008.

The cash provided by financing activities during the six months ended June 30, 2009, reflects $22.3 million used to repurchase $28.5 million in principal amount of our outstanding Convertible Notes and $62.5 million in borrowings under our Revolving Credit Facility, offset by $21.5 million in repayments of principal under our Revolving Credit Facility. The cash used in financing activities during the six months ended June 30, 2008, reflects $15.0 million in borrowings, offset by $17.2 million in repayments under our Revolving Credit Facility.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in an expense of $6.9 million after the effect of income taxes), we have achieved 30 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, and $56.0 million in borrowing capacity and $24.8 million in borrowing base availability under our Revolving Credit Facility as of June 30, 2009. Our Revolving Credit Facility is due to expire in May 2010. We are in active negotiations to renew the facility and believe that we will be successful. However, volatility in the U.S. credit markets could affect our ability to renew the facility.

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

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in our Registration Statement on Form S-3, originally filed in May 2004. The amended complaint seeks injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On May 2, 2006, the court denied our special motion to strike pursuant to California’s anti-SLAPP statute, denied in part and granted in part our motion to dismiss, denied a variety of ex parte motions and applications filed by the plaintiff and denied the plaintiff’s motion for leave to conduct discovery or file supplemental briefing. The court granted the plaintiff 30 days in which to further amend his complaint, and on June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion and on June 16, 2006, we filed a motion to stay the case pending the outcome of the appeal, which was granted. Oral argument on the appeal was heard on July 17, 2008, and on July 28, 2008, the appellate court affirmed the trial court’s denial of our anti-SLAPP motion. The appellate court denied our request for a rehearing and the case has been returned to the district court where it is proceeding from the point at which it was stayed. Discovery is in the final stages and the parties have filed various motions. Management believes the claims are without merit and intends to defend the action vigorously. Although the outcome of this matter cannot be predicted with certainty, we do not currently believe that this matter will have a material adverse effect on our consolidated financial position or results of operations.

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

On July 15, 2008, we gave Jefferson Capital and CompuCredit notice of breach by Jefferson Capital and CompuCredit of the Asset Purchase and Forward Flow Agreement dated June 2, 2005, as amended, as well as a related Balance Transfer Agreement dated the same date based upon the actions noted in the FTC complaint and other claims. On July 16, 2008, we initiated arbitration as a result of the breach, pursuant to the arbitration provisions of the Agreements. We assert that the litigation initiated by the FTC and related conduct violates the Asset Purchase and Forward Flow Agreement and Balance Transfer Agreement in several respects. We seek an arbitral award that (i) Jefferson Capital and CompuCredit are in material breach of the Agreements, (ii) declares our obligations to purchase forward flow accounts under the Agreements is thereby excused or discharged, (iii) confirms our rights to cause Jefferson Capital to repurchase certain accounts previously sold to us under the Agreements, and other appropriate relief, including return of prepaid amounts relating to forward flow purchases, (iv) confirms our rights to indemnity by Jefferson Capital and CompuCredit and (v) awards compensatory damages, attorney fees, interest, arbitration costs and other appropriate relief.

Arbitrators have been identified and the proceeding continues in the discovery stage. We have ceased forward flow purchases of accounts from Jefferson Capital, the sale of bankrupt accounts to Jefferson Capital and participation in a balance transfer program with CompuCredit. In response to our Notice of Breach, Jefferson Capital and CompuCredit delivered its own Notice of Default to us alleging our breach of forward flow purchase, bankruptcy sale and balance transfer obligations and initiated a separate arbitration of our alleged breach of our bankruptcy sale obligations.

This matter continues to develop and any impact on the recoverability of our forward flow asset, currently stated at $10.3 million, is uncertain. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	Exposure to regulatory and economic conditions in India exposes us to risks or loss of business;

•	We may not be able to manage our growth effectively, including the expansion of our operations in India;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely; and

•	Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 9, 2009, we held our annual meeting of stockholders. At the annual meeting, J. Brandon Black, Timothy J. Hanford, George Lund, Richard A. Mandell, Willem Mesdag, John J. Oros, J. Christopher Teets and Warren Wilcox were elected to serve as directors. The votes for the election of directors are set forth below:

Name of Nominee	Votes For	Votes Withheld
J. Brandon Black	18,250,738	183,085
Timothy J. Hanford	17,883,681	550,142
George Lund	14,240,777	4,193,046
Richard A. Mandell	18,100,183	333,640
Willem Mesdag	18,240,785	193,038
John J. Oros	18,249,985	183,838
J. Christopher Teets	17,902,779	531,044
Warren Wilcox	17,902,779	531,044

At the annual meeting, the stockholders also approved the following additional proposals: (i) Proposal 2, amending and restating our 2005 Stock Incentive Plan (the “2005 Plan”) to increase by 2,000,000 shares the maximum number of shares of our common stock that may be subject to awards under the plan, and to make certain other amendments to the plan; (ii) Proposal 3 approving the “performance-based” compensation provisions of our 2005 Plan to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended; and (iii) Proposal 4 ratifying the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes for these proposal were as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
Proposal 2	11,308,293	5,657,722	213,150	1,254,658
Proposal 3	16,480,366	492,349	206,450	1,254,658
Proposal 4	18,344,581	76,094	13,147	0

Item 6.	Exhibits

4.1	Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (filed herewith).

10.1	2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Form 8-K filed June 15, 2009).

10.2	Amended Form of Restricted Stock Unit Grant Notice and Agreement for awards under the 2005 Stock Incentive Plan (filed herewith).

10.3	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: July 30, 2009

EXHIBIT INDEX

4.1	Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (filed herewith).

10.1	2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Form 8-K filed June 15, 2009).

10.2	Amended Form of Restricted Stock Unit Grant Notice and Agreement for awards under the 2005 Stock Incentive Plan (filed herewith).

10.3	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).