Form 10-Q
period 2009-09-30
ENCORE CAPITAL GROUP INC
filed 2009-10-28
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2009
Common Stock, $0.01 par value	23,180,747 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
		Adjusted
Assets
Cash and cash equivalents	$6,940	$10,341
Accounts receivable, net	3,211	1,757
Investment in receivable portfolios, net	534,656	461,346
Deferred court costs	27,710	28,335
Property and equipment, net	8,698	6,290
Prepaid income tax	—	7,935
Forward flow asset	—	10,302
Other assets	4,414	5,049
Goodwill	15,985	15,985
Identifiable intangible assets, net	1,268	1,739

Total assets	$602,882	$549,079

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$19,775	$18,204
Income taxes payable	3,256	—
Deferred tax liabilities, net	15,545	15,108
Deferred revenue and purchased servicing obligation	5,675	5,203
Debt	324,394	303,655
Other liabilities	2,306	3,483

Total liabilities	370,951	345,653

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,159 shares and 23,053 shares issued and outstanding as of September 30, 2009, and December 31, 2008, respectively	232	231
Additional paid-in capital	101,677	98,521
Accumulated earnings	131,437	106,795
Accumulated other comprehensive loss	(1,415)	(2,121)

Total stockholders’ equity	231,931	203,426

Total liabilities and stockholders’ equity	$602,882	$549,079

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		Adjusted		Adjusted
Revenue
Revenue from receivable portfolios, net	$76,448	$62,557	$222,688	$192,900
Servicing fees and other related revenue	3,938	3,816	12,179	11,047

Total revenue	80,386	66,373	234,867	203,947

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	14,411	14,963	43,130	45,503
Stock-based compensation expense	1,261	860	3,335	3,182
Cost of legal collections	26,092	25,390	84,665	69,525
Other operating expenses	6,034	6,018	18,612	17,656
Collection agency commissions	5,795	2,996	13,483	10,808
General and administrative expenses	7,280	4,864	20,074	13,905
Depreciation and amortization	652	674	1,895	2,162

Total operating expenses	61,525	55,765	185,194	162,741

Income before other (expense) income and income taxes	18,861	10,608	49,673	41,206

Other (expense) income
Interest expense	(3,970)	(5,140)	(12,201)	(15,171)
Gain on repurchase of convertible notes, net	—	—	3,268	707
Other income (expense)	61	(32)	(11)	341

Total other expense	(3,909)	(5,172)	(8,944)	(14,123)

Income before income taxes	14,952	5,436	40,729	27,083
Provision for income taxes	(5,948)	(2,408)	(16,087)	(11,142)

Net income	$9,004	$3,028	$24,642	$15,941

Weighted average shares outstanding:
Basic	23,225	23,029	23,177	23,009
Diluted	24,199	23,675	23,936	23,531
Earnings per share:
Basic	$0.39	$0.13	$1.06	$0.69
Diluted	$0.37	$0.13	$1.03	$0.68

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2008, Adjusted	23,053	$231	$98,521	$106,795	$(2,121)	$203,426
Net income	—	—	—	24,642	—	24,642	24,642
Other comprehensive income:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	706	706	706
Exercise of stock options and issuance of share-based awards	106	1	(137)	—	—	(136)	—
Stock-based compensation	—	—	3,335	—	—	3,335	—
Tax provision related to stock option exercises	—	—	(42)	—	—	(42)	—

Balance at September 30, 2009	23,159	$232	$101,677	$131,437	$(1,415)	$231,931	$25,348

See accompanying notes to unaudited condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2009	2008
		Adjusted
Operating activities:
Net Income	$24,642	$15,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,895	2,162
Amortization of loan costs and debt discount	3,100	4,751
Stock-based compensation expense	3,335	3,182
Gain on repurchase of convertible notes, net	(3,268)	(707)
Deferred income tax expense	437	825
Tax provision from stock-based payment arrangements	42	4
Provision for impairment on receivable portfolios, net	14,323	15,993
Changes in operating assets and liabilities
Other assets	(1,623)	1,091
Deferred court costs	625	(6,674)
Prepaid income tax and income tax payable	11,149	9,920
Deferred revenue and purchased service obligation	472	999
Accounts payable, accrued liabilities and other liabilities	840	(2,203)

Net cash provided by operating activities	55,969	45,284

Investing activities:
Purchases of receivable portfolios, net of forward flow allocation	(205,378)	(160,940)
Collections applied to investment in receivable portfolios, net	126,019	95,144
Proceeds from put-backs of receivable portfolios	2,028	2,610
Purchases of property and equipment	(3,626)	(2,139)

Net cash used in investing activities	(80,957)	(65,325)

Financing activities:
Proceeds from revolving credit facility	85,500	57,000
Repayment of revolving credit facility	(41,500)	(32,169)
Repurchase of convertible notes	(22,262)	(3,500)
Proceeds from exercise of stock options	123	84
Tax provision from stock-based payment arrangements	(42)	(4)
Repayment of capital lease obligations	(232)	(208)

Net cash provided by financing activities	21,587	21,203

Net (decrease) increase in cash	(3,401)	1,162
Cash and cash equivalents, beginning of period	10,341	8,676

Cash and cash equivalents, end of period	$6,940	$9,838

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,568	$10,928
Income tax payment	$4,859	$1,158
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$224	$201
Allocation of forward flow asset to acquired receivable portfolios	$10,302	$5,561

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

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. Further, in connection with the condensed consolidated financial statements and in accordance with the recently issued Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events” (prior authoritative literature: Statement of Financial Accounting Standard No. 165 “Subsequent Events”), the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through October 28, 2009, the date of the filing of these condensed consolidated financial statements.

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

Change in Accounting Principle

Effective January 1, 2009, the Company retrospectively applied the provisions of FASB ASC Subtopic 470-20 (“Subtopic 470-20”) “Debt with Conversion and Other Options” (prior authoritative literature: FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”) to account for its outstanding convertible senior notes. As a result, prior years’ consolidated financial statements have been retrospectively adjusted. See Note 12 for additional information on the application of this accounting principle.

Reclassification

The prior year’s consolidated statement of cash flows has been changed to the indirect method, to conform to the current year’s presentation. Additionally, certain reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.

Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding. Common stock outstanding includes shares of common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. Employee stock options to purchase approximately 995,000 and 1,484,000 shares of common stock were outstanding during the three and nine months ended September 30, 2009, respectively, and employee stock options to purchase approximately 1,159,000 and 1,246,000 shares of common stock were outstanding during the three and nine months ended September 30, 2008, respectively, but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

New Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification, which has become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), in addition to guidance issued by the Securities and Exchange Commission. The codification supersedes all prior FASB, AICPA, EITF, and related literature. The codification, which is effective for interim and annual periods ending after September 15, 2009, is organized into approximately 90 accounting topics. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in its form 10-Q.

In December 2008, the FASB released FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (Subtopic 715-20 “Defined Benefit Plans” under the FASB’s codification). This FSP amends Statement of Financial Accounting Standard No. 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company expects to adopt this new standard and its required disclosures in its consolidated financial statements for the fiscal year ending December 31, 2009.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This pronouncement has not yet been incorporated into the FASB’s codification. This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Company is currently analyzing the impact of this statement, if any, to its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,” which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The Company has no liabilities that are governed by this update but will apply its provisions in the future as applicable.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” which establishes a selling price hierarchy for determining the selling price of a deliverable, and eliminates the residual method of allocation. This update requires the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently analyzing the impact of this update, if any, to its consolidated financial statements.

Note 2: Fair Value Measurement

On January 1, 2008, the Company adopted the provisions of ASC Topic 820 (“Topic 820”) “Fair Value Measurements and Disclosures” (prior authoritative literature: Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”) for financial assets and liabilities. On January 1, 2009, the Company adopted the provisions of Topic 820 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis. Topic 820 defines fair value, provides guidance for measuring fair value and requires certain disclosures. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments consist of the following:

Financial instruments recognized at fair value in the statement of financial position

The Company’s financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

Financial instruments measured at fair value	Fair Value Hierarchy	As of September 30, 2009		As of December 31, 2008
		Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	Level 1	$6,940	$6,940	$10,341	$10,341
Cash flow hedging instruments	Level 2	(2,306)	(2,306)	(3,483)	(3,483)

The fair value of cash and cash equivalents approximates their respective carrying value. Cash flow hedging instruments, which are considered over-the-counter derivatives, are also carried at their fair values. The Company’s fair value estimate for such derivative instruments incorporates quoted market prices at the balance sheet date from the counter party using significant observable inputs and is considered a level 2 fair value measurement. As of September 30, 2009, the Company did not have any financial instruments carried at fair value that required level 3 measurement.

Financial instruments not required to be carried at fair value

Topic 820 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to estimate the fair value of financial instruments when it is practical to do so.

Borrowings under the Company’s Revolving Credit Facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s Convertible Notes are carried at historical cost, adjusted for repurchases and debt discount. The fair value estimate incorporates quoted market prices at the balance sheet date, which was determined to be approximately $41.0 million and $51.4 million as of September 30, 2009 and December 31, 2008, respectively. For investment in receivable portfolios, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

The Company does not have any non-financial assets or liabilities that are measured at fair value.

Note 3: Stock-Based Compensation

On March 9, 2009, the Board of Directors approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”) which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. The amended 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards, plus the number of ungranted shares of stock that were available for future awards under the prior 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefits provided under these plans are share-based compensation subject to the provisions of ASC Topic 718 (“Topic 718”) “Compensation – Stock Compensation” (prior authoratative literiture: Statement of Financial Accounting Standard No. 123R, “Share-Based Payment”).

In accordance with Topic 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. For the nine months ended September 30, 2009, approximately $3.3 million was recognized as stock-based compensation expense.

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

The fair value of options granted is estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Weighted average fair value of options granted	$4.91	$5.37
Risk free interest rate	2.1%	3.0%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	57.0%	46.0%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized estimated compensation cost related to stock options as of September 30, 2009, was $4.4 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

A summary of the Company’s stock option activity and related information is as follows for the nine months ended September 30, 2009:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	2,139,503	$ 0.35 - $20.09	$9.14
Granted	797,500	2.89 - 13.17	9.33
Cancelled/forfeited	(78,383)	10.92 - 16.19	12.17
Exercised	(19,511)	1.00 - 10.92	6.33

Outstanding at September 30, 2009	2,839,109	$ 0.35 - $20.09	$9.10	$13,829

Exercisable at September 30, 2009	1,819,594	$ 0.35 - $20.09	$8.70	$10,126

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $0.1 million and $0.3 million, respectively. As of September 30, 2009, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.23 years and 4.48 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with Topic 718, the fair value of restricted stock units is equal to the closing price of the Company’s common stock on the date of issuance. The total number of restricted stock unit awards expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2009, 88,825 of the non-vested shares are expected to vest over their remaining terms of approximately one to three years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period based on our forfeiture assumptions. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of September 30, 2009. The remaining 615,999 non-vested shares are not performance-based, and will vest over their remaining terms of approximately one to four years of service.

For the nine months ended September 30, 2009, restricted stock unit activity and related information are as follows:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	628,752	$11.18
Awarded	275,655	$5.82
Vested	(149,337)	$11.12
Cancelled/forfeited	(50,246)	$10.85

Non-vested at September 30, 2009	704,824	$9.12

Unrecognized estimated compensation cost related to restricted stock units as of September 30, 2009, was $3.0 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The fair value of restricted stock units vested for the nine months ended September 30, 2009 and 2008 was $1.1 million and $0.2 million, respectively.

Note 4: Investment in Receivable Portfolios, Net

In accordance with the provisions of FASB ASC Subtopic 310-30 (“Subtopic 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (prior authoritative literature: AICPA’s Statement of Position 03-3, “Accounting for Certain Debt Securities Acquired in a Transfer”), discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of Subtopic 310-30 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with Subtopic 310-30, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent, expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of September 30, 2009, there were five portfolios accounted for using the cost recovery method, consisting of $0.5 million in net book value of investment in receivable portfolios, representing all of the healthcare portfolios that the Company had acquired. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time, the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $0.5 million net book value reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following tables summarize the Company’s accretable yield and an estimate of future zero basis cash flows at the beginning and end of the current period (in thousands):

	Nine Months Ended September 30, 2009
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2008	$592,825	$8,337	$601,162
Revenue recognized, net	(69,775)	(2,500)	(72,275)
Additions on existing portfolios	5,715	1,032	6,747
Additions for current purchases	81,917	—	81,917

Balance at March 31, 2009	$610,682	$6,869	$617,551
Revenue recognized, net	(71,576)	(2,389)	(73,965)
(Reductions) additions on existing portfolios	(15,399)	2,614	(12,785)
Additions for current purchases	106,771	—	106,771

Balance at June 30, 2009	$630,478	$7,094	$637,572
Revenue recognized, net	(74,335)	(2,113)	(76,448)
(Reductions) additions on existing portfolios	(12,805)	511	(12,294)
Additions for current purchases	104,569	—	104,569

Balance at September 30, 2009	$647,907	$5,492	$653,399

	Nine Months Ended September 30, 2008
	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Beginning balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(61,510)	(2,558)	(64,068)
Reductions on existing portfolios	(50,898)	(1,015)	(51,913)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	112,780	—	112,780

Balance at March 31, 2008	$554,311	$9,429	$563,740
Revenue recognized, net	(63,652)	(2,623)	(66,275)
(Reductions) additions on existing portfolios	(3,206)	1,598	(1,608)
Additions for current purchases	79,159	—	79,159

Balance at June 30, 2008	$566,612	$8,404	$575,016
Revenue recognized, net	(60,298)	(2,259)	(62,557)
(Reductions) additions on existing portfolios	(11,736)	2,752	(8,984)
Additions for current purchases	106,525	—	106,525

Balance at September 30, 2008	$601,103	$8,897	$610,000

During the three months ended September 30, 2009, the Company purchased receivable portfolios with a face value of $2.2 billion for $77.7 million, or a purchase cost of 3.6% of face value. The estimated future collections at acquisition for these portfolios amounted to $181.3 million. During the nine months ended September 30, 2009, the Company purchased receivable portfolios with a face value of $5.5 billion for $215.7 million, or a purchase cost of 4.0% of face value. The estimated future collections at acquisition for these portfolios amounted to $522.9 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2009 and 2008, approximately $2.1 million and $2.3 million were recognized as Zero Basis Revenue, respectively. During the nine months ended September 30, 2009 and 2008, approximately $7.0 million and $7.4 million were recognized as Zero Basis Revenue, respectively.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	For the Three Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$506,155	$553	$—	$506,708
Purchases of receivable portfolios	77,734	—	—	77,734
Gross collections(1)	(123,498)	(25)	(2,113)	(125,636)
Put-backs and recalls(2)	(598)	—	—	(598)
Revenue recognized	78,680	—	2,100	80,780
(Impairment) impairment reversals, net	(4,345)	—	13	(4,332)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(3)	63.7%	0.0%	99.4%	64.3%

	For the Three Months Ended September 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$413,256	$1,303	$—	$414,559
Purchases of receivable portfolios	66,107	—	—	66,107
Gross collections(1)	(95,349)	(89)	(2,259)	(97,697)
Put-backs and recalls(2)	(562)	(1)	—	(563)
Revenue recognized(4)	67,566	—	2,259	69,825
Impairment, net(4)	(7,268)	—	—	(7,268)

Balance, end of period	$443,750	$1,213	$—	$444,963

Revenue as a percentage of collections(3)	70.9%	0.0%	100.0%	71.5%

	For the Nine Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	215,680	—	—	215,680
Gross collections(1)	(355,812)	(220)	(6,998)	(363,030)
Put-backs and recalls(2)	(2,024)	—	(4)	(2,028)
Revenue recognized	230,054	—	6,957	237,011
(Impairment) impairment reversals, net	(14,368)	—	45	(14,323)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(3)	64.7%	0.0%	99.4%	65.3%

	For the Nine Months Ended September 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	166,501	—	—	166,501
Gross collections(1)	(296,178)	(419)	(7,440)	(304,037)
Put-backs and recalls(2)	(2,597)	(13)	—	(2,610)
Revenue recognized(4)	201,453	—	7,440	208,893
Impairment, net(4)	(15,993)	—	—	(15,993)

Balance, end of period	$443,750	$1,213	$—	$444,963

Revenue as a percentage of collections(3)	68.0%	0.0%	100.0%	68.7%

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the nine months ended September 30, 2009 (in thousands):

Valuation Allowance
Balance at December 31, 2008	$57,152
Provision for impairment losses	5,580
Reversal of prior allowance	(153)

Balance at March 31, 2009	$62,579
Provision for impairment losses	4,722
Reversal of prior allowance	(158)

Balance at June 30, 2009	$67,143
Provision for impairment losses	4,855
Reversal of prior allowance	(523)

Balance at September 30, 2009	$71,475

The Company utilizes various business channels for the collection of its receivable portfolios. The following table summarizes collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collection sites	$45,122	$36,858	$140,144	$119,076
Legal collections	55,584	49,765	173,451	144,241
Collection agencies	19,705	7,881	42,878	28,851
Sales	5,299	3,166	6,843	11,013
Other	—	107	—	1,081

Gross collections for the period	$125,710	$97,777	$363,316	$304,262

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

Deferred Court Costs for the three year deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2009	December 31, 2008
Court costs advanced	$169,864	$145,579
Court costs recovered	(43,982)	(36,929)
Court costs reserve	(98,172)	(80,315)

	$27,710	$28,335

Note 6: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008
		Adjusted
Debt issuance costs	$842	$1,953
Deferred compensation assets	730	1,206
Prepaid expenses	1,668	973
Security deposit – India building lease	985	—
Other	189	917

	$4,414	$5,049

Note 7: Debt

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2009	December 31, 2008
		Adjusted
Convertible Senior Notes	$42,920	$71,422
Less: Debt discount	(2,703)	(7,664)
Revolving Credit Facility	282,000	238,000
Capital Lease Obligations	2,177	1,897

	$324,394	$303,655

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

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of Subtopic 470-20, the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of FASB ASC Subtopic 815-15 “Embedded Derivatives” (prior authoritative literature: Statement of Financial Accounting Standards No. 133 (“FAS

133”), “Accounting for Derivative Instruments and Hedging Activities”). As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

Effective January 1, 2009, the Company retrospectively adopted the provisions of Subtopic 470-20 to account for its Convertible Notes. Subtopic 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. This subtopic requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted. See Note 12 for additional information and the effect of the change in accounting principle on the Company’s condensed consolidated financial statements.

During the nine months ended September 30, 2009, the Company repurchased $28.5 million principal amount of its outstanding Convertible Notes for a total price of $22.3 million plus accrued interest. These repurchases left $42.9 million principal amount of the Company’s Convertible Notes outstanding as of September 30, 2009, and resulted in a net gain of $3.3 million for the nine months ended September 30, 2009. The Company has written-off approximately $0.2 million in debt issuance costs and $2.7 million in debt discount in connection with the repurchase of its Convertible Notes during the nine months ended September 30, 2009. No repurchases were made during the three months ended September 30, 2009.

During the nine months ended September 30, 2008, the Company repurchased $5.0 million principal amount of its outstanding Convertible Notes for a total price of $3.5 million plus accrued interest. The repurchase resulted in a net gain of $0.7 million. The Company wrote-off approximately $0.1 million in debt issuance costs and $0.7 million in debt discount in connection with the repurchase of its Convertible Notes during the nine months ended September 30, 2008. No repurchases were made during the three months ended September 30, 2008.

In accordance with the provisions of Subtopic 470-20, the Company determined that the fair value of the Convertible Notes at issuance in 2005 was approximately $73.2 million, and designated the residual value of approximately $26.8 million as the equity component. Additionally, the Company allocated approximately $2.5 million of the $3.4 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.

The balances of the liability and equity components as of each period presented are as follows (in thousands):

	September 30, 2009	December 31, 2008
		Adjusted
Liability component – principal amount	$42,920	$71,422
Unamortized debt discount	(2,703)	(7,664)

Liability component – net carrying amount	40,217	63,758
Equity component	25,878	25,878

The remaining debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The Convertible Notes are due on September 19, 2010. The effective interest rate on the liability component was 10.38% for the nine months ended September 30, 2009 and 2008.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		Adjusted		Adjusted
Interest expense – stated coupon rate	$362	$802	$1,270	$2,455
Interest expense – amortization of debt discount	651	1,302	2,211	3,891

Total interest expense – convertible notes	$1,013	$2,104	$3,481	$6,346

As of September 30, 2009, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

The warrants have a strike price of $29.04 and are generally exercisable at any time. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants. In accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (prior authoritative literature: Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), the Company recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

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

At September 30, 2009, the outstanding balance on the Revolving Credit Facility was $282.0 million, which bore a weighted average interest rate of 3.74% and 3.86% for the three and nine months ended September 30, 2009, respectively. The aggregate borrowing base as of September 30, 2009, was $324.2 million, of which $42.2 million was available for future borrowings.

Derivative Instruments

The Company entered into two separate interest rate swap agreements intended to manage interest rates more effectively by establishing a set level of fixed rates associated with a portion of the borrowings under its Revolving Credit Facility. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The first agreement is for a notional amount of $25.0 million, a term of three years and a fixed interest rate of 4.99%. The second agreement is for a notional amount of $25.0 million, a term of four years and a fixed interest rate of 5.01%. No credit spread was hedged. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. The Company does not intend to repay the Revolving Credit Facility below the notional amounts of the interest rate swaps before the maturity of these swaps. In accordance with the provisions of FASB ASC Subtopic 815-30 “Cash Flow Hedges” (prior authoritative literature: FAS 133), the Company designates its interest rate swap instruments as cash flow hedges.

FASB ASC Topic 815 (“Topic 815”) “Derivatives and Hedging” (prior authoritative literature: FAS 133) requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	Liability Derivatives
	As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815
Interest rate swaps	Other liabilities	$2,306	Other liabilities	$3,483

The following tables summarize the effect of the interest rate swaps for the three and nine months ended September 30, 2009 and 2008 on the Company’s statements of income (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$342	$18	Interest expense	$—	$—	Other income (expense)	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$1,177	$(8)	Interest expense	$—	$—	Other income (expense)	$—	$—

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments that range from approximately $1,000 to $20,000 through June 2013 and have implicit interest rates that range from approximately 5.9% to 7.7%.

The Company finances certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of September 30, 2009, the Company’s combined obligation was approximately $1.1 million. These financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Note 8: Income Taxes

The Company recorded an income tax provision of $5.9 million, reflecting an effective rate of 39.8% of pretax income during the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2009, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, the benefit of permanent book versus tax differences and a state refund of 0.3%. Effective January 1, 2009, the Company retrospectively adjusted its prior years’ income tax provisions for the change in accounting principle related to its accounting for Convertible Notes. See Note 12 for additional information on the change in accounting principle. The adjusted income tax provision for the three months ended September 30, 2008, was $2.4 million, reflecting an effective rate of 44.3% of pretax income. The effective tax rate for the three months ended September 30, 2008, consists primarily of a provision for federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8%, and a provision for the effect of permanent book verses tax differences of 3.6%.

The Company recorded an income tax provision of $16.1 million, reflecting an effective rate of 39.5% of pretax income during the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2009, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, the benefit of permanent book versus tax differences and a state refund of 0.6%. Effective January 1, 2009, the Company retrospectively adjusted its prior years’ income tax provisions for the change in accounting principle related to its accounting for Convertible Notes. See Note 12 for additional information on the change in accounting principle. The adjusted income tax provision for the nine months ended September 30, 2008, was $11.1 million, reflecting an effective rate of 41.1% of pretax income. The effective tax rate for the nine months ended September 30, 2008, consists primarily of a provision for federal income taxes of 31.9% (which is net of a benefit for state taxes of 3.1%), a provision for state taxes of 8.8% and a provision for the effect of permanent book versus tax differences of 0.4%.

Effective January 1, 2007, the Company adopted the provisions related to uncertainty in income taxes within ASC Topic 740 (“Topic 740”) “Income Taxes” (prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). As of September 30, 2009, the Company had a gross unrecognized tax benefit of $1.2 million that, if recognized, would result in a net tax benefit of approximately $0.9 million and would have a positive effect on the Company’s effective tax rate. During the three and nine months ended September 30, 2009, there were no material changes to the unrecognized tax benefit.

For the three and nine months ended September 30, 2009, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and nine months ended September 30, 2009, were approximately $0.2 million and $0.6 million, respectively. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2011. The impact of the tax holiday on the Company’s condensed consolidated financial statements is not material.

Note 9: Purchase Concentrations

The following table summarizes the concentration of our purchases by seller sorted by total aggregate costs (in thousands, except percentages):

	Concentration of Initial Purchase Cost by Seller for the Nine Months Ended September 30, 2009
	Cost	%
Seller 1	$53,995	25.0%
Seller 2	43,014	19.9%
Seller 3	42,386	19.7%
Seller 4	27,000	12.5%
Seller 5	22,670	10.5%
Other	26,615	12.4%

	$215,680	100.0%
Adjustments(1)	(666)

Purchases, net	$215,014

(1)	Adjusted for Put-backs and Recalls.

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

The Company, along with others in its industry, are subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, and comparable state statutes, which could have a material adverse effect on the Company due to the remedies available under these statutes, including punitive damages. The claimed violations of law include allegations that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, and has made inaccurate assertions of fact in support of its collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no legal precedent. As a result, the Company is unable to predict the range of possible outcomes. However, court rulings in these or other legal actions could affect the Company’s debt collection procedures in the future.

There are a number of other lawsuits, claims and counterclaims pending or threatened against the Company. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for damages arising from a variety of alleged misconduct or improper reporting of credit information by the Company or its employees or agents.

In addition, from time to time, the Company is subject to various regulatory investigations relating to its collection activities. For example, on September 21, 2009, the Maryland Department of Labor, Licensing and Regulation, or MDLLR, issued a cease and desist order, barring all collection activities by the Company and certain of its affiliates, alleging that the Company had failed to obtain necessary business licenses and had improperly filed lawsuits to collect credit card accounts, among other claims raised in certain of the legal actions pending against the Company. Pursuant to an Interim Settlement Agreement the Company executed with MDLLR on September 23, 2009, certain of the Company’s affiliates will refrain from collection activities in Maryland until obtaining licenses. Additionally, the Company agreed to assemble certain information and provide it to MDLLR in furtherance of their investigation. While the Company has assembled and supplied the information requested by MDLLR and has applied for the specified licenses, the pending collection lawsuits filed by the Company in Maryland remain subject to a stay pending the outcome of the investigation or other administrative action. Nevertheless, under the Interim Settlement Agreement, the Company’s licensed affiliate was permitted to resume other collection agency business activities within the state of Maryland. The Company cannot predict when or if it will be granted the specified licenses or be able to fully resume collection activities in Maryland, or whether it will be subject to fines or other penalties as a result of this on-going investigation.

In connection with the Company’s acquisition of certain assets of Jefferson Capital in June 2005, the Company entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over a five-year period at a fixed price. In June 2008, the Federal Trade Commission (the “FTC”) announced that it had sued Jefferson Capital and its parent company, CompuCredit Corporation, alleging that Jefferson Capital and CompuCredit had violated the FTC Act with deceptive marketing practices when issuing credit cards. The FTC announced in December 2008, that it had agreed to a settlement of the litigation with Jefferson Capital and CompuCredit, whereby those companies will credit approximately $114.0 million to certain customer accounts. Jefferson Capital and CompuCredit advised the Company that a substantial number of the accounts affected by the settlement had been sold to the Company.

In July 2008, the Company initiated an arbitration proceeding against Jefferson Capital and CompuCredit based upon the allegations noted in the FTC complaint and other claims. Jefferson Capital and CompuCredit raised their own claims against the Company in the arbitration. In September 2009, the Company settled the dispute with Jefferson Capital and CompuCredit. Under the terms of the settlement, the Company purchased a large portfolio of charged-off credit card account balances on commercially reasonable terms and agreed to resume balance transfers to Jefferson Capital. The forward flow asset of $10.3 million was fully allocated to the purchase price of this portfolio. The Company also agreed to return to Jefferson Capital certain accounts that were subject to Jefferson Capital’s settlement with the FTC. Following its settlement with Jefferson Capital and CompuCredit, the Company will have no further forward flow purchase obligations with Jefferson Capital and CompuCredit.

The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive damage claims, fines or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on the Company’s financial position or results of operations. Although litigation is inherently uncertain, at this time, based on past experience, the information currently available and the possible availability of insurance and/or indemnification in some cases, management does not believe that the resolution of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2009, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.2 billion for a purchase price of approximately $53.3 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

Note 11: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50.0 million (at cost) of a combination of its common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Repurchases are subject to compliance with applicable legal requirements and other factors. During the nine months ended September 30, 2009, the Company repurchased $28.5 million principal amount of its outstanding Convertible Notes, for a total price of $22.3 million, plus accrued interest. From the inception of the securities repurchase program, the Company has repurchased $57.1 million principal amount of its Convertible Notes, for a total cash payment of $42.4 million. The Company has not repurchased any common stock under this program.

Note 12: Change in Accounting Principle

Effective January 1, 2009, the Company adopted the provisions of ASC Subtopic 470-20 (“Subtopic 470-20”) “Debt with Conversion and Other Options” (prior authoritative literature: FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”). Subtopic 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with Topic 815.

Subtopic 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. Subtopic 470-20 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.

Effect of Change in Accounting Principle to Consolidated Financial Statements

The 2008 condensed consolidated financial statements presented in this quarterly report have been retroactively adjusted to reflect the change in accounting principle related to the Company’s Convertible Notes. The following table provides the impact of Subtopic 470-20 on the 2008 condensed consolidated financial statements (in thousands, except per share amounts):

	As Previously Reported	As Adjusted by Subtopic 470-20	Effect of Change
Condensed Consolidated Statements of Financial Condition
(As of December 31, 2008)
Assets:
Other assets(1)	$5,268	$5,049	$(219)
Total assets	549,298	549,079	(219)

Liabilities:
Deferred tax liabilities, net	$15,199	$15,108	$(91)
Debt	311,319	303,655	(7,664)
Total liabilities	353,408	345,653	(7,755)

Stockholders’ equity:
Additional paid-in capital	$79,971	$98,521	$18,550
Accumulated earnings	117,809	106,795	(11,014)
Total stockholders’ equity	195,890	203,426	7,536
Total liabilities and stockholders’ equity	549,298	549,079	(219)

Condensed Consolidated Statements of Income
(Three months ended September 30, 2008)
Interest expense	$(3,880)	$(5,140)	$(1,260)
Income before income taxes	6,696	5,436	(1,260)
Provision for income taxes	(2,923)	(2,408)	515
Net Income	3,773	3,028	(745)
Earnings Per Share:
Basic	$0.16	$0.13	$(0.03)
Diluted	0.16	0.13	(0.03)

(Nine months ended September 30, 2008)
Interest expense	$(11,409)	$(15,171)	$(3,762)
Gain on repurchase of convertible notes, net	1,417	707	(710)
Income before income taxes	31,555	27,083	(4,472)
Provision for income taxes	(12,952)	(11,142)	1,810
Net Income	18,603	15,941	(2,662)
Earnings Per Share:
Basic	$0.81	$0.69	$(0.12)
Diluted	0.79	0.68	(0.11)

Condensed Consolidated Statements of Cash Flows
(Nine months ended September 30, 2008)
Net Income	$18,603	$15,941	$(2,662)
Amortization of loan costs and debt discount	989	4,751	3,762
Deferred income tax expense	762	825	63
Change in prepaid income tax(1)	11,793	9,920	(1,873)
Gain on repurchase of convertible notes, net	(1,417)	(707)	710
Net cash provided by operating activities(1)	45,284	45,284	—

(1)	Certain reclassifications other than the impact of Subtopic 470-20 have been made to conform to the current year’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Market Overview

The United States and global economies are currently in a recession. In the U.S., the availability of credit is limited, unemployment rates are at 25-year highs, while credit card charge-offs and delinquencies have reached a 20-year high increasing approximately 30% from third quarter 2008 levels. At the same time, home foreclosures have dramatically increased and the housing market is experiencing a significant downturn. These conditions present both opportunities and challenges for Encore.

On the opportunities side, the increase in credit card charge-offs and delinquencies (which contribute to an increase in supply), combined with the challenges some of our competitors are facing in (i) generating sufficient returns on receivables they purchased in 2005 – 2007, when prices were high and (ii) obtaining sufficient capital to fund future purchases (which contributes to a decrease in demand) have resulted in a significant reduction in the market price for portfolios of charged-off receivables. For example, prices for fresh charge-offs (receivables that are sold immediately after charge-off) have declined from 8% - 13% of face value in 2008 to 4% - 8% of face value in 2009. We have seen similar pricing declines across all ages of charge-offs and the decline is more pronounced in the resale market. While this is generally positive for our business, as a result of the significant price decline, some sellers of portfolios have chosen not to sell and, as an alternative to selling their charge-offs, have collected on accounts internally or placed accounts with third-party collection agencies. As such, the full impact the price reduction will have on our purchasing volumes is presently unclear.

On the challenges side, increases in unemployment, high foreclosure rates and the difficulties consumers are experiencing in obtaining credit may, for a period of time, negatively impact collections on receivables that we currently own or that we purchase during these challenging economic times. Despite these market conditions, during 2009, most of the collection metrics we track have remained relatively consistent, as compared to 2008. For example, payer rates and average payment size, adjusted for the change in single payment/payment plan mix, have remained relatively constant. One change we have noted is that more consumers are settling their debts through payment plans rather than in one-time settlements. While settlement rates remain consistent, payments made over longer periods of time impact our business in two ways. First, when payments are extended over longer periods of time rather than received up front, this delay in cash flows could result in a provision for impairment. This is because discounting a long-term payment stream using our pool group IRRs rather than discounting a one-time settlement payment using the same IRR will result in a lower net present value. As a result, even if the cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. We refer to consumers who do not make all of their payments as “broken payers.” When this happens, we are often successful in getting the consumer back on plan, but this is not always the case and, in those instances where we are unable to get the consumer back on plan, we experience a shortfall in collections. Despite the current economic environment, we have not experienced an increase in the broken payer rate in 2009 as compared to the same period in 2008. Please refer to Management’s Discussion and Analysis – Revenue below for a more detailed explanation of the provision for impairment for the three and nine months ended September 30, 2009.

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

Purchases and Collections

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Credit card	$77,734	$57,107	$215,680	$142,552
Other	—	9,000	—	23,949

	$77,734	$66,107	$215,680	$166,501

During the three months ended September 30, 2009, we invested $77.7 million for portfolios with face values aggregating $2.2 billion for an average purchase price of 3.6% of face value. This is an $11.6 million increase, or 17.6%, in the amount invested, compared with the $66.1 million invested during the three months ended September 30, 2008, to acquire portfolios with a face value aggregating $1.8 billion for an average purchase price of 3.6% of face value. During the nine months ended September 30, 2009, we invested $215.7 million for portfolios with face values aggregating $5.5 billion for an average purchase price of 4.0% of face value. This is a $49.2 million increase, or 29.5%, in the amount invested compared with the $166.5 million invested during the nine months ended September 30, 2008, to acquire portfolios with a face value aggregating $4.8 billion for an average purchase price of 3.4% of face value. Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

During the three and nine months ended September 30, 2009 and 2008, we utilized several business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collection sites	$45,122	$36,858	$140,144	$119,076
Legal collections	55,584	49,765	173,451	144,241
Collection agencies	19,705	7,881	42,878	28,851
Sales	5,299	3,166	6,843	11,013
Other	—	107	—	1,081

Gross collections for the period	$125,710	$97,777	$363,316	$304,262

Gross collections increased $27.9 million, or 28.6%, to $125.7 million during the three months ended September 30, 2009, from $97.8 million during the three months ended September 30, 2008.

Gross collections increased $59.0 million, or 19.4%, to $363.3 million during the nine months ended September 30, 2009, from $304.3 million during the nine months ended September 30, 2008.

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2009		2008
			Adjusted (1)
Revenue
Revenue from receivable portfolios, net	$76,448	95.1%	$62,557	94.3%
Servicing fees and other related revenue	3,938	4.9%	3,816	5.7%

Total revenue	80,386	100.0%	66,373	100.0%

Operating expenses
Salaries and employee benefits	14,411	17.9%	14,963	22.5%
Stock-based compensation expense	1,261	1.6%	860	1.3%
Cost of legal collections	26,092	32.5%	25,390	38.3%
Other operating expenses	6,034	7.5%	6,018	9.1%
Collection agency commissions	5,795	7.2%	2,996	4.5%
General and administrative expenses	7,280	9.1%	4,864	7.3%
Depreciation and amortization	652	0.8%	674	1.0%

Total operating expenses	61,525	76.6%	55,765	84.0%

Income before other (expense) income and income taxes	18,861	23.4%	10,608	16.0%

Other (expense) income
Interest expense	(3,970)	(4.9)%	(5,140)	(7.8)%
Gain on repurchase of convertible notes	—	0.0%	—	0.0%
Other income (expense)	61	0.1%	(32)	0.0%

Total other expense	(3,909)	(4.8)%	(5,172)	(7.8)%

Income before income taxes	14,952	18.6%	5,436	8.2%
Provision for income taxes	(5,948)	(7.4)%	(2,408)	(3.6)%

Net income	$9,004	11.2%	$3,028	4.6%

	Nine Months Ended September 30,
	2009		2008
			Adjusted (1)
Revenue
Revenue from receivable portfolios, net	$222,688	94.8%	$192,900	94.6%
Servicing fees and other related revenue	12,179	5.2%	11,047	5.4%

Total revenue	234,867	100.0%	203,947	100.0%

Operating expenses
Salaries and employee benefits	43,130	18.4%	45,503	22.3%
Stock-based compensation expense	3,335	1.4%	3,182	1.6%
Cost of legal collections	84,665	36.1%	69,525	34.1%
Other operating expenses	18,612	7.9%	17,656	8.7%
Collection agency commissions	13,483	5.7%	10,808	5.3%
General and administrative expenses	20,074	8.6%	13,905	6.8%
Depreciation and amortization	1,895	0.8%	2,162	1.0%

Total operating expenses	185,194	78.9%	162,741	79.8%

Income before other (expense) income and income taxes	49,673	21.1%	41,206	20.2%

Other (expense) income
Interest expense	(12,201)	(5.2)%	(15,171)	(7.4)%
Gain on repurchase of convertible notes	3,268	1.4%	707	0.3%

	Nine Months Ended September 30,
	2009		2008
			Adjusted (1)
Other (expense) income	(11)	(0.0)%	341	0.2%

Total other expense	(8,944)	(3.8)%	(14,123)	(6.9)%

Income before income taxes	40,729	17.3%	27,083	13.3%
Provision for income taxes	(16,087)	(6.8)%	(11,142)	(5.5)%

Net income	$24,642	10.5%	$15,941	7.8%

(1)

Adjusted for change in accounting principle related to our convertible senior notes. See Note 12 to our unaudited condensed consolidated financial statements for additional information and the effect of the change in accounting principle to our financial statements.

Comparison of Results of Operations

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-30 (“Subtopic 310-30”) “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (prior authoritative literature: AICPA’s Statement of Position 03-3, “Accounting for Certain Debt Securities Acquired in a Transfer”). Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our subsidiary, Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry.

Effective January 1, 2008, we revised our Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there was enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied, effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast is treated as a change in estimate and, in accordance with the provisions of FASB ASC Topic 250 “Accounting Changes and Error Corrections” (prior authoritative literature Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”) is being recognized prospectively in our consolidated financial statements. This prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million for the quarter ended March 31, 2008. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the quarter ended March 31, 2008.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data by year of purchase (in thousands, except percentages):

	For the Three Months Ended September 30, 2009					As of September 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$2,100	$2,100	100.0%	$—	2.6%	$—	—
2002	630	31	4.9%	511	0.0%	—	0.0%
2003	1,770	1,240	70.1%	(86)	1.5%	967	31.2%
2004	2,648	1,571	59.3%	(147)	1.9%	5,688	8.2%
2005	10,729	6,223	58.0%	(403)	7.7%	33,805	5.6%
2006	12,274	7,698	62.7%	(59)	9.5%	46,932	5.1%
2007	25,659	14,727	57.4%	(2,247)	18.3%	79,562	5.6%
2008	38,715	26,861	69.4%	(1,901)	33.3%	170,640	5.0%
2009	31,111	20,329	65.3%	—	25.2%	197,062	4.3%

Total	$125,636	$80,780	64.3%	$(4,332)	100.0%	$534,656	5.0%

	For the Three Months Ended September 30, 2008					As of September 30, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$2,259	$2,259	100.0%	$—	3.2%	$—	—
2002	1,276	872	68.3%	220	1.2%	895	29.1%
2003	3,327	2,730	82.1%	440	3.9%	2,808	30.7%
2004	4,310	3,584	83.2%	(1,426)	5.1%	14,420	7.9%
2005	15,048	10,805	71.8%	(4,235)	15.5%	61,044	5.6%
2006	16,268	11,418	70.2%	(1,932)	16.4%	72,214	5.1%
2007	36,020	22,798	63.3%	(335)	32.7%	138,876	5.2%
2008	19,189	15,359	80.0%	—	22.0%	154,706	4.8%

Total	$97,697	$69,825	71.5%	$(7,268)	100.0%	$444,963	5.4%

	For the Nine Months Ended September 30, 2009					As of September 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$6,957	$6,957	100.0%	$—	2.9%	$—	—
2002	2,341	903	38.6%	764	0.4%	—	0.0%
2003	6,366	5,169	81.2%	(495)	2.2%	967	31.2%
2004	8,964	5,626	62.8%	(644)	2.4%	5,688	8.2%
2005	33,892	20,901	61.7%	(1,816)	8.8%	33,805	5.6%
2006	36,406	24,949	68.5%	(2,953)	10.5%	46,932	5.1%
2007	89,090	50,704	56.9%	(4,228)	21.4%	79,562	5.6%
2008	127,048	87,789	69.1%	(4,951)	37.0%	170,640	5.0%
2009	51,966	34,013	65.5%	—	14.4%	197,062	4.3%

Total	$363,030	$237,011	65.3%	$(14,323)	100.0%	$534,656	5.0%

	For the Nine Months Ended September 30, 2008					As of September 30, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$7,440	$7,440	100.0%	$—	3.6%	$—	—
2002	4,544	3,331	73.3%	291	1.6%	895	29.1%
2003	11,396	9,681	85.0%	127	4.6%	2,808	30.7%
2004	15,663	12,376	79.0%	(3,003)	5.9%	14,420	7.9%
2005	54,560	37,164	68.1%	(8,880)	17.8%	61,044	5.6%
2006	57,340	37,966	66.2%	(4,086)	18.2%	72,214	5.1%
2007	113,111	72,392	64.0%	(442)	34.6%	138,876	5.2%
2008	39,983	28,543	71.4%	—	13.7%	154,706	4.8%

Total	$304,037	$208,893	68.7%	$(15,993)	100.0%	$444,963	5.4%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net impairment or net impairment reversals.

(3)	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

(4)

Our monthly IRR is calculated based on the weighted average of each pool’s IRR relative to each pool’s percentage of the unamortized balance for each year of purchase. Therefore, it is possible for the monthly IRR to be lower than that reported in the prior quarter due to this weighted average calculation.

Total revenue was $80.4 million for the three months ended September 30, 2009, an increase of $14.0 million, or 21.1%, compared to total revenue of $66.4 million for the three months ended September 30, 2008. Portfolio revenue was $76.4 million for the three months ended September 30, 2009, an increase of $13.8 million, or 22.2%, compared to portfolio revenue of $62.6 million for the three months ended September 30, 2008.

Total revenue was $234.9 million for the nine months ended September 30, 2009, an increase of $31.0 million, or 15.2%, compared to total revenue of $203.9 million for the nine months ended September 30, 2008. Portfolio revenue was $222.7 million for the nine months ended September 30, 2009, an increase of $29.8 million, or 15.4%, compared to portfolio revenue of $192.9 million for the nine months ended September 30, 2008.

The increase in portfolio revenue for the three and nine months ended September 30, 2009, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and nine months ending September 30, 2009, compared to the three and nine months ending September 30, 2008, respectively. During the three months ended September 30, 2009, we recorded a net impairment provision of $4.3 million, compared to a net impairment provision of $7.3 million during the same period in the prior year. During the nine months ended September 30, 2009, we recorded a net impairment provision of $14.3 million, compared to a net impairment provision of $16.0 million during the same period in the prior year. The impairments for the three and nine months ended September 30, 2009 and 2008 were primarily due to a shortfall in collections in certain pool groups against our forecast. While our total collections during the three and nine months ended September 30, 2009 have met or exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts. This is the result of several factors, including changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension was $3.9 million for the three months ended September 30, 2009, an increase of $0.1 million, or 3.2%, compared to revenue of $3.8 million for the three months ended September 30, 2008. Revenue associated with bankruptcy servicing fees earned from Ascension was $12.1 million for the nine months ended September 30, 2009, an increase of $1.1 million, or 10.5%, compared to revenue of $11.0 million for the nine months ended September 30, 2008. The increase in Ascension revenue for the three and nine months ended September 30, 2009, was due to a slightly higher volume of bankruptcy placements.

Operating Expenses

Total operating expenses were $61.5 million for the three months ended September 30, 2009, an increase of $5.7 million, or 10.3%, compared to total operating expenses of $55.8 million for the three months ended September 30, 2008.

Total operating expenses were $185.2 million for the nine months ended September 30, 2009, an increase of $22.5 million, or 13.8%, compared to total operating expenses of $162.7 million for the nine months ended September 30, 2008.

Operating expenses are explained in more detail as follows:

Salaries and Employee Benefits

Total salaries and employee benefits decreased by $0.6 million, or 3.7%, to $14.4 million during the three months ended September 30, 2009, from $15.0 million during the three months ended September 30, 2008. The decrease was primarily the result of a decrease of $0.5 million in compensation related expense, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure.

Total salaries and employee benefits decreased by $2.4 million, or 5.2%, to $43.1 million during the nine months ended September 30, 2009, from $45.5 million during the nine months ended September 30, 2008. The decrease was primarily the result of a decrease of $2.5 million in compensation related expense, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure, and a decrease of $0.4 million related to deferred compensation expense which was fully amortized in 2008, offset by an increase of $0.2 million in personnel severance costs and an increase of $0.5 million in health related expenses.

Stock-Based Compensation Expenses

Stock-based compensation expense increased by $0.4 million, or 46.6%, to $1.3 million during the three months ended September 30, 2009, from $0.9 million for the three months ended September 30, 2008. This increase was a result of recent equity grants.

Stock-based compensation expense increased by $0.1 million, or 4.8%, to $3.3 million during the nine months ended September 30, 2009, from $3.2 million for the nine months ended September 30, 2008. This increase was a result of recent equity grants, offset by the effect of the decreased fair value of stock options granted in recent years.

Cost of Legal Collections

The cost of legal collections increased $0.7 million, or 2.8%, to $26.1 million during the three months ended September 30, 2009, compared to $25.4 million during the three months ended September 30, 2008. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $5.8 million, or 11.7%, in gross collections through our legal channel, offset by decreased upfront litigation costs. Gross legal collections amounted to $55.6 million during the three months ended September 30, 2009, up from $49.8 million collected during the three months ended September 30, 2008. The cost of legal collections decreased as a percent of gross collections through this channel to 46.9% during the three months ended September 30, 2009, from 51.0% during the three months ended September 30, 2008, primarily due to the improvement in our ability to identify accounts that are more likely to result in collections through the legal channel, resulting in decreased court cost expense.

The cost of legal collections increased $15.2 million, or 21.8%, to $84.7 million during the nine months ended September 30, 2009, compared to $69.5 million during the nine months ended September 30, 2008. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $29.2 million, or 20.3%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $173.5 million during the nine months ended September 30, 2009, compared to $144.2 million collected during the nine months ended September 30, 2008. The cost of legal collections as a percent of gross collections through this channel increased to 48.8% during the nine months ended September 30, 2009, from 48.2% during the nine months ended September 30, 2008, due to an increase in upfront court cost expensed, as a percentage of collections, (and an increase in total dollars expensed) associated with our pursuit of legal collections.

The following table summarizes our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections and related costs Three Months Ended September 30,				Legal Collections and related costs Nine Months Ended September 30,
	2009		2008		2009		2008
Collections	$55,584	100.0%	$49,765	100.0%	$173,451	100.0%	$144,241	100.0%
Court costs advanced	14,038	25.3%	16,860	33.9%	50,390	29.0%	46,033	31.9%
Court costs deferred	(6,056)	(10.9)%	(6,500)	(13.1)%	(18,552)	(10.7)%	(19,656)	(13.6)%
Deferred court costs reversal(1)	1,696	3.0%	—	0.0%	1,696	1.0%	—	0.0%

Court cost expense(2)	9,678	17.4%	10,360	20.8%	33,534	19.3%	26,377	18.3%
Other(3)	590	1.0%	578	1.2%	1,618	0.9%	1,711	1.2%
Commissions	15,824	28.5%	14,452	29.0%	49,512	28.6%	41,437	28.7%

Total Costs	$26,092	46.9%	$25,390	51.0%	$84,664	48.8%	$69,525	48.2%

(1)

Primarily related to our arbitration settlement with Jefferson Capital in September 2009. As part of the settlement with Jefferson Capital, we returned accounts that were subject to Jefferson Capital’s settlement with the FTC. A portion of those accounts were in our legal channel and, when these were returned, resulted in the reversal of court costs previously deferred. See Note 10 to our unaudited condensed consolidated financial statements for further information.

(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other Operating Expenses

Other operating expenses remained consistent at $6.0 million during the three months ended September 30, 2009 and 2008.

Other operating expenses increased $0.9 million, or 5.4%, to $18.6 million during the nine months ended September 30, 2009, from $17.7 million during the nine months ended September 30, 2008. The increase was primarily the result of an increase of $0.4 million in skip tracing expenses, an increase of $0.3 million in direct mail campaign expenses, an increase of $0.2 million in bank charges, an increase of $0.2 million in recruiting costs, and an increase of $0.2 million in telephone expenses. The increase was partially offset by a decrease of $0.4 million in credit report notification costs.

Collection Agency Commissions

During the three months ended September 30, 2009, we incurred $5.8 million in commissions to third party collection agencies, or 29.4% of the related gross collections of $19.7 million compared to $3.0 million in commissions, or 38.0% of the related gross collections of $7.9 million, during the three months ended September 30, 2008. The increase in commissions was due to the increase in collections through this channel, partially offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the three months ended September 30, 2009, the Company placed more freshly charged-off accounts with the agencies as compared to the same period in the prior year.

During the nine months ended September 30, 2009, we incurred $13.5 million in commissions to third party collection agencies, or 31.4% of the related gross collections of $42.9 million, compared to $10.8 million in commissions, or 37.5% of the related gross collections of $28.9 million, during the nine months ended September 30, 2008. The increase in commissions was due to the increase in collections through this channel, partially offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the nine months ended September 30, 2009, the Company placed more freshly charged-off accounts with the agencies as compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 49.7%, to $7.3 million during the three months ended September 30, 2009, from $4.9 million during the three months ended September 30, 2008. The increase was primarily the result of an increase of $2.2 million in corporate legal expenses related primarily to our settled Jefferson Capital arbitration and an increase of $0.5 million in building rent, primarily in India where we have developed a larger site as described below under India Expansion. The increase was partially offset by a net decrease of $0.3 million in other general and administrative expenses.

General and administrative expenses increased $6.2 million, or 44.4%, to $20.1 million during the nine months ended September 30, 2009, from $13.9 million during the nine months ended September 30, 2008. The increase was primarily the result of an increase of $5.5 million in corporate legal expenses related primarily to our settled Jefferson Capital arbitration and an increase of $0.7 million in building rent.

Depreciation and Amortization

Depreciation and amortization expense remained consistent at $0.7 million during the three months ended September 30, 2009 and 2008.

Depreciation and amortization expense decreased $0.3 million, or 12.4%, to $1.9 million during the nine months ended September 30, 2009, from $2.2 million during the nine months ended September 30, 2008. Depreciation expense was $1.4 million for the nine months ended September 30, 2009, compared to $1.6 million for the nine months ended September 30, 2008. Amortization expense relating to intangible assets acquired in conjunction with the acquisition of Ascension was $0.5 million for the nine months ended September 30, 2009, compared to $0.6 million for the nine months ended September 30, 2008.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross collections	$125,710	$97,777	$363,316	$304,262
Operating expenses(1)	$57,026	$51,041	$171,781	$149,382
Cost per dollar collected	45.4%	52.2%	47.3%	49.1%

(1)

Represent all operating expenses excluding stock-based compensation expense ($1.3 million and $0.9 million for the three months ended September 30, 2009 and 2008, and $3.3 million and $3.2 million for the nine months ended September 30, 2009 and 2008, respectively) and costs related to Ascension ($3.2 million and $3.9 million for the three months ended September 30, 2009 and 2008, and $10.1 million and $10.2 million for the nine months ended September 30, 2009 and 2008, respectively).

During the three months ended September 30, 2009, cost per dollar collected decreased to 45.4% of gross collections from 52.2% of gross collections during the three months ended September 30, 2008. This decrease was primarily due to several factors, including:

•

salaries and employee benefits, as a percentage of total collections, decreased to 9.9% from 13.1%, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure

•

cost of legal collections, as a percentage of total collections, decreased from 26.0% to 20.8%, primarily due to a decrease in upfront court costs expensed, associated with our pursuit of legal collections. As discussed above, we continue to improve our ability to identify accounts that are more likely to result in collections through the legal channel and, as a result, court cost expense decreased during the three months ended September 30, 2009 when compared to the same period in 2008

•

the decrease was offset by increased general and administrative expenses, as a percentage of total collections. The increase in general and administrative expenses per dollar collected was primarily due to an increase of $2.2 million in corporate legal expenses related primarily to our settled Jefferson Capital arbitration

During the nine months ended September 30, 2009, cost per dollar collected decreased to 47.3% of gross collections from 49.1% of gross collections during the nine months ended September 30, 2008. This decrease was primarily due to several factors, including:

•

salaries and employee benefits, as a percentage of total collections, decreased from 13.0% to 10.2%, primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure

•

the decrease was offset by increased general and administrative expenses, as a percentage of total collections. the increase in general and administrative expenses per dollar collected, was primarily due to an increase of $5.5 million in corporate legal expenses related primarily to our settled Jefferson Capital arbitration

India Expansion

Due to the strong performance of our team in India and our ability to reduce our overall site cost to collect through the expansion of our offshore collection efforts, on April 22, 2009, we signed a lease for a new, larger site in India. This facility, which is located in Gurgaon, India, will allow us to expand our collector headcount from approximately 350 (capacity at our previous site) to 1,100. Our India team relocated to this new site in September 2009. We have and will continue to incur lease costs at our previous and new sites from April 2009 through October 2009. This has and will result in incremental lease expense totaling approximately $1.0 million during that period. Additionally, we have and will continue to incur costs associated with expanding our workforce in India.

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

Interest Expense

Total interest expense decreased $1.1 million, or 22.8%, to $4.0 million during the three months ended September 30, 2009, from $5.1 million during the three months ended September 30, 2008.

Total interest expense decreased $3.0 million, or 19.6%, to $12.2 million during the nine months ended September 30, 2009, from $15.2 million during the nine months ended September 30, 2008.

The following tables summarize our interest expense (in thousands, except percentages):

	For the Three Months Ended September 30,
	2009	2008	$ Change	% Change
		Adjusted
Stated interest on debt obligations	$3,029	$3,498	$(469)	(13.4)%
Amortization of loan fees and other loan costs	290	340	(50)	14.7%
Amortization of debt discount – convertible notes	651	1,302	(651)	(50.0)%

Total interest expense	$3,970	$5,140	$(1,170)	(22.8)%

	For the Nine Months Ended September 30,
	2009	2008	$ Change	% Change
		Adjusted
Stated interest on debt obligations	$9,101	$10,420	$(1,319)	(12.7)%
Amortization of loan fees and other loan costs	889	860	29	3.4%
Amortization of debt discount – convertible notes	2,211	3,891	(1,680)	(43.2)%

Total interest expense	$12,201	$15,171	$(2,970)	(19.6)%

Interest expense during the three and nine months ended September 30, 2008 was retrospectively adjusted as a result of a change in accounting principle. Effective January 1, 2009, we adopted the provisions of FASB ASC Subtopic 470-20 (“Subtopic 470-20”) “Debt with Conversion and Other Options” (prior authoritative literature: FASB Staff Position APB 14-1

“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”). In accordance with the provisions of Subtopic 470-20, we adjusted our prior years’ financial statements to separately account for the liability and equity components of our convertible senior notes in a manner that reflects our nonconvertible debt borrowing rate at the time of the issuance. As a result, we created a debt discount for our convertible senior notes and incurred additional interest expense due to the amortization of debt discount. See Note 12 to our unaudited condensed consolidated financial statements for a further discussion of this change in accounting principle.

The following table summarizes the impact of adopting Subtopic 470-20 on our interest expense, net debt balance and total stockholders’ equity related to our Convertible Notes during the previous reporting periods (in thousands):

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

Stated interest on debt obligations decreased $0.5 million during the three months ended September 30, 2009, as compared to the same period in the prior year. Stated interest on debt obligations decreased $1.3 million during the nine months ended September 30, 2009, as compared to the same period in the prior year. The decreases in stated interest on debt obligations for the three and nine months ended September 30, 2009, were primarily due to decreases in our variable interest rate on our Revolving Credit Facility and decreased stated interest expense on our convertible senior notes due to a reduced principal balance as a result of buybacks of a portion of our convertible senior notes, offset by increases in amounts borrowed under our Revolving Credit Facility to fund our purchases of receivable portfolios, to fund our repurchases of a portion of our convertible senior notes and for general working capital needs.

Other Income and Expense

During the three months ended September 30, 2009, total other income was less than $0.1 million, compared to other expense of less than $0.1 million during the three months ended September 30, 2008.

During the nine months ended September 30, 2009, total other expense was less than $0.1 million, compared to other income of $0.3 million for the nine months ended September 30, 2008. The other income of $0.3 million during the nine months ended September 30, 2008, was primarily attributable to a $0.3 million gain recognized in connection with the early termination of a contract.

Provision for Income Taxes

During the three months ended September 30, 2009, we recorded an income tax provision of $5.9 million, reflecting an effective tax rate of 39.8% of pretax income. Our effective tax rate for the three months ended September 30, 2009, differed from the federal statutory rate, primarily due to the net effect of state taxes, the effect of permanent book versus tax differences and a state tax refund. Effective January 1, 2009, we retrospectively adjusted our prior years’ income tax provisions upon adoption of Subtopic 470-20. See interest expense above and Note 12 to our unaudited condensed consolidated financial statements for a further discussion of the change in accounting principle related to the adoption of Subtopic 470-20. The adjusted income tax provision for the three months ended September 30, 2008, was $2.4 million, which reflected an effective rate of 44.3% of pretax income. Our effective tax rate for the three months ended September 30, 2008, differed from the federal statutory rate, primarily due to the net effect of state taxes and the effect of permanent book versus tax differences.

During the nine months ended September 30, 2009, we recorded an income tax provision of $16.1 million, reflecting an effective tax rate of 39.5% of pretax income. Our effective tax rate for the nine months ended September 30, 2009, differed from the federal statutory rate primarily due to the net effect of state taxes, the effect of permanent book verses tax differences and a state tax refund. For the nine months ended September 30, 2008, as a result of adopting Subtopic 470-20, we retrospectively adjusted our income tax provision to $11.1 million, reflecting an effective rate of 41.1% of pretax income. Our effective tax rate for the nine months ended September 30, 2008, differed from the federal statutory rate primarily due to the net effect of state taxes and the effect of permanent book versus tax differences. See Note 8 to the unaudited condensed consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

	Cumulative Collections through September 30, 2009
Year of Purchase	Purchase Price(1)		<2003	2003	2004	2005	2006	2007	2008	2009	Total(2)	CCM(3)
<2003	$195,661	(4)	$331,683	$126,730	$105,982	$74,843	$54,248	$24,055	$12,880	$6,507	$736,928	3.8
2003	88,505		—	59,038	86,958	69,932	55,131	26,653	13,897	6,375	317,984	3.6
2004	101,330		—	—	39,400	79,845	54,832	34,625	19,116	8,964	236,782	2.3
2005	192,591		—	—	—	66,491	129,809	109,078	67,346	34,259	406,983	2.1
2006	141,973		—	—	—	—	42,354	92,265	70,743	36,406	241,768	1.7
2007	204,318		—	—	—	—	—	68,048	145,272	89,091	302,411	1.5
2008	227,991		—	—	—	—	—	—	69,049	128,905	197,954	0.9
2009	215,015		—	—	—	—	—	—	—	52,523	52,523	0.2

Total	$1,367,384		$331,683	$185,768	$232,340	$291,111	$336,374	$354,724	$398,303	$363,030	$2,493,333	1.8

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2009, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2009 – collections as a multiple of purchase price.

(4)	From inception through December 31, 2002.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical collections and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2003	$195,661	(4)	$736,928	$728	$737,656	3.8
2003	88,505		317,984	3,127	321,111	3.6
2004	101,330		236,782	10,542	247,324	2.4
2005	192,591		406,983	65,492	472,475	2.5
2006	141,973		241,768	103,642	345,410	2.4
2007	204,318		302,411	171,601	474,012	2.3
2008	227,991		197,954	383,066	581,020	2.5
2009	215,015		52,523	449,857	502,380	2.3

Total	$1,367,384		$2,493,333	$1,188,055	$3,681,388	2.7

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through September 30, 2009, excluding collections on behalf of others.

(3)	Includes $0.5 million in expected collections for the healthcare portfolios on cost recovery.

(4)	From inception through December 31, 2002.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2009(2)	2010	2011	2012	2013	2014	2015	2016	Total
<2003(1)	$450	$225	$53	$—	$—	$—	$—	$—	$728
2003(1)	1,065	2,062	—	—	—	—	—	—	3,127
2004	2,236	6,262	2,044	—	—	—	—	—	10,542
2005	8,490	30,303	19,714	6,985	—	—	—	—	65,492
2006	9,159	37,088	27,550	20,050	9,795	—	—	—	103,642
2007	22,089	64,582	40,001	26,105	14,829	3,995	—	—	171,601
2008	36,428	137,884	89,175	56,592	35,939	20,092	6,956	—	383,066
2009	33,592	135,976	117,403	73,484	44,920	26,105	14,340	4,037	449,857

Total	$113,509	$414,382	$295,940	$183,216	$105,483	$50,192	$21,296	$4,037	$1,188,055

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

(2)	2009 amount consists of data for the three-month period from October 1, 2009 to December 31, 2009.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase, as of September 30, 2009 (in thousands, except percentages):

	Unamortized Balance as of September 30, 2009(1)	Purchase Price(2)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	967	88,505	1.1%	0.2%
2004	5,688	101,330	5.6%	1.1%
2005	33,805	192,591	17.6%	6.3%
2006	46,932	141,973	33.1%	8.8%
2007	79,562	204,318	38.9%	14.8%
2008	170,640	227,991	74.8%	31.9%
2009	197,062	215,015	91.7%	36.9%

Total	$534,656	$1,171,723	45.6%	100.0%

(1)	Includes $0.5 million for healthcare portfolios being accounted for on the cost recovery method.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	For the Three Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$506,155	$553	$—	$506,708
Purchases of receivable portfolios	77,734	—	—	77,734
Gross collections(1)	(123,498)	(25)	(2,113)	(125,636)
Put-backs and recalls	(598)	—	—	(598)
Revenue recognized	78,680	—	2,100	80,780
(Impairment) impairment reversals, net	(4,345)	—	13	(4,332)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(2)	63.7%	0.0%	99.4%	64.3%

	For the Three Months Ended September 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$413,256	$1,303	$—	$414,559
Purchases of receivable portfolios	66,107	—	—	66,107
Gross collections(1)	(95,349)	(89)	(2,259)	(97,697)
Put-backs and recalls	(562)	(1)	—	(563)
Revenue recognized(3)	67,566	—	2,259	69,825
Impairment, net(3)	(7,268)	—	—	(7,268)

Balance, end of period	$443,750	$1,213	$—	$444,963

Revenue as a percentage of collections(2)	70.9%	0.0%	100.0%	71.5%

	For the Nine Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	215,680	—	—	215,680
Gross collections(1)	(355,812)	(220)	(6,998)	(363,030)
Put-backs and recalls	(2,024)	—	(4)	(2,028)
Revenue recognized	230,054	—	6,957	237,011
(Impairment) impairment reversals, net	(14,368)	—	45	(14,323)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(2)	64.7%	0.0%	99.4%	65.3%

	For the Nine Months Ended September 30, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	166,501	—	—	166,501
Gross collections(1)	(296,178)	(419)	(7,440)	(304,037)
Put-backs and recalls	(2,597)	(13)	—	(2,610)
Revenue recognized(3)	201,453	—	7,440	208,893
Impairment, net(3)	(15,993)	—	—	(15,993)

Balance, end of period	$443,750	$1,213	$—	$444,963

Revenue as a percentage of collections(2)	68.0%	0.0%	100.0%	68.7%

(1)	Does not include amounts collected on behalf of others.

(2)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

(3)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.

As of September 30, 2009, we had $534.7 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

For the Years Ended December 31,	Amortization
2009(1)	33,263
2010	157,103
2011	138,529
2012	94,148
2013	60,585
2014	31,796
2015	15,611
2016	3,621

Total	$534,656

(1)	2009 amount consists of data for the three-month period from October 1, 2009 to December 31, 2009.

Analysis of Changes in Revenue

The following tables analyze the components of the increase in revenue from our receivable portfolios for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008 (in thousands, except percentages):

	For The Three Months Ended September 30,
Variance Component	2009	2008	Change	Revenue Variance
Average portfolio balance	$499,104	$407,153	$91,951	$15,259
Weighted average effective interest rate(1)	63.1%	66.4%	(3.3)%	(4,145)
Zero basis revenue	$2,100	$2,259		(159)
Net impairment	$(4,332)	$(7,268)		2,936

Total variance				$13,891

	For The Nine Months Ended September 30,
Variance Component	2009	2008	Change	Revenue Variance
Average portfolio balance	$472,231	$400,030	$72,201	$36,360
Weighted average effective interest rate(1)	65.0%	67.2%	(2.2)%	(7,760)
Zero basis revenue	$6,957	$7,440		(483)
Net impairment	$(14,322)	$(15,993)		1,671

Total variance				$29,788

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

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collection sites	$45,122	$36,858	$140,144	$119,076
Legal collections	55,584	49,765	173,451	144,241
Collection agencies	19,705	7,881	42,878	28,851
Sales	5,299	3,166	6,843	11,013
Other	—	107	—	1,081

Gross collections for the period	$125,710	$97,777	$363,316	$304,262

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended September 30,				Collection Agencies Three Months Ended September 30,
	2009		2008		2009		2008
Collections	$55,584	100.0%	$49,765	100.0%	$19,705	100.0%	$7,881	100.0%
Commissions	$15,824	28.5%	$14,452	29.0%	$5,795	29.4%	$2,996	38.0%
Court cost expense(1)	9,678	17.4%	10,360	20.8%	—	—	—	—
Other(2)	590	1.0%	578	1.2%	—	—	—	—

Total Costs	$26,092	46.9%	$25,390	51.0%	$5,795	29.4%	$2,996	38.0%

	Legal Collections Nine Months Ended September 30,				Collection Agencies Nine Months Ended September 30,
	2009		2008		2009		2008
Collections	$173,451	100.0%	$144,241	100.0%	$42,878	100.0%	$28,851	100.0%
Commissions	$49,512	28.6%	$41,437	28.7%	$13,483	31.4%	$10,808	37.5%
Court cost expense(1)	33,534	19.3%	26,377	18.3%	—	—	—	—
Other(2)	1,618	0.9%	1,711	1.2%	—	—	—	—

Total Costs	$84,664	48.8%	$69,525	48.2%	$13,483	31.4%	$10,808	37.5%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist of costs related to counter claims and legal network subscription fees.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009(2)	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$1,640	$74,971
2004	—	23,455	37,674	21,676	12,029	5,840	2,848	$103,522
2005	—	—	21,694	40,762	22,152	10,582	4,812	$100,002
2006	—	—	—	39,395	82,740	43,303	17,692	$183,130
2007	—	—	—	—	41,958	80,211	35,735	$157,904
2008	—	—	—	—	—	47,320	87,212	$134,532
2009(2)	—	—	—	—	—	—	21,876	$21,876

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

(2)	2009 amount consists of data for the nine-month period from January 1, 2009, to September 30, 2009.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009(2)	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$63	$4,138
2004	—	2,509	2,937	1,087	406	223	113	$7,275
2005	—	—	3,271	4,426	859	356	154	$9,066
2006	—	—	—	10,158	10,291	1,829	220	$22,498
2007	—	—	—	—	15,357	11,952	1,024	$28,333
2008	—	—	—	—	—	19,322	14,276	$33,598
2009(2)	—	—	—	—	—	—	10,549	$10,549

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

(2)	2009 amount consists of data for the nine-month period from January 1, 2009, to September 30, 2009.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009(2)	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$460	$23,480
2004	—	7,273	12,060	6,653	3,498	1,690	827	$32,001
2005	—	—	6,725	12,108	6,364	3,036	1,382	$29,615
2006	—	—	—	11,451	23,659	12,370	5,074	$52,554
2007	—	—	—	—	11,845	22,927	10,207	$44,979
2008	—	—	—	—	—	13,678	24,989	$38,667
2009(2)	—	—	—	—	—	—	6,154	$6,154

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

(2)	2009 amount consists of data for the nine-month period from January 1, 2009, to September 30, 2009.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009(1)	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	31.9%	36.8%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.0%	37.9%
2005	—	—	46.1%	40.6%	32.6%	32.1%	31.9%	38.7%
2006	—	—	—	54.9%	41.0%	32.8%	29.9%	41.0%
2007	—	—	—	—	64.8%	43.5%	31.4%	46.4%
2008	—	—	—	—	—	69.7%	45.0%	53.7%
2009(1)	—	—	—	—	—	—	76.4%	76.4%

(1)	2009 amount consists of data for the nine-month period from January 1, 2009, to September 30, 2009.

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009(3)	Total
2003	23	29	5	2	—	—	—	59
2004	—	59	39	11	2	—	—	111
2005	—	—	76	46	3	—	—	125
2006	—	—	—	205	105	4	—	314
2007	—	—	—	—	269	106	4	379
2008	—	—	—	—	—	338	135	473
2009(3)	—	—	—	—	—	—	178	178

(1)	Represents the year the account was placed into litigation.

(2)	Represents the year the account was placed into our legal channel.

(3)	2009 amount consists of data for the nine-month period from January 1, 2009, to September 30, 2009.

Headcount by Function by Site

The following table summarizes our headcount by function by site as of September 30, 2009 and 2008:

	Head Count As of September 30,
	2009		2008
	U.S.	India	U.S.	India
General & Administrative	325	129	311	83
Account Manager	238	488	258	308
Bankruptcy Specialist	68	47	69	37

	631	664	638	428

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross collections - collection sites	$45,122	$36,858	$140,144	$119,076
Average active account managers	671	575	628	573
Collections per average active account manager	$67.2	$64.1	$223.2	$207.8

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross collections - collection sites	$45,122	$36,858	$140,144	$119,076
Total hours paid	317	261	875	809
Gross collections per hour paid	$142.3	$141.2	$160.2	$147.2

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross collections - collection sites	$45,122	$36,858	$140,144	$119,076
Direct cost(1)	$5,670	$6,185	$17,150	$19,431
Cost per dollar collected	12.6%	16.8%	12.2%	16.3%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Portfolio Purchasing and Collecting Activities
Collections related	$5,670	$6,185	$17,150	$19,431
General & administrative	6,812	6,584	19,925	20,166

Subtotal	12,482	12,769	37,075	39,597
Bankruptcy Services	1,929	2,194	6,055	5,906

	$14,411	$14,963	$43,130	$45,503

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation (1)
Q1 2006	673	$558,574	$27,091	$2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302

(1)

Allocation of the forward flow asset to the cost basis of receivable portfolio purchases. In July 2008, we ceased forward flow purchases from Jefferson Capital due to an alleged breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. In September 2009, we settled our dispute with Jefferson Capital. As part of the settlement, we purchased a receivable portfolio and applied the remaining forward flow asset to that purchase. See Note 10 to our unaudited condensed consolidated financial statements for further information.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Credit card	$77,734	$57,107	$215,680	$142,552
Other	—	9,000	—	23,949

	$77,734	$66,107	$215,680	$166,501

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2009	2008
		Adjusted
Net cash provided by operating activities	$55,969	$45,284
Net cash used in investing activities	(80,957)	(65,325)
Net cash provided by financing activities	21,587	21,203

Repurchase of Convertible Notes

On February 27, 2007, our board of directors authorized a securities repurchase program under which we may buy back up to $50.0 million (at cost) of a combination of our common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Repurchases are subject to compliance with applicable legal requirements and other factors. During the nine months ended September 30, 2009, we repurchased $28.5 million principal amount of our outstanding Convertible Notes, for a total price of $22.3 million, plus accrued interest. From the inception of the securities repurchase program, we have repurchased $57.1 million principal amount of our Convertible Notes, for a total cash payment of $42.4 million. We have not repurchased any common stock under this program.

As of September 30, 2009, we had approximately $42.9 million principal amount of outstanding Convertible Notes due September 19, 2010. A tightening of credit availability could restrict our ability to refinance and/or retire our existing debt. If we are unable to retire or obtain suitable replacement financing for our long-term debt when and as it becomes due, this may have a material and adverse impact on our business and financial condition.

Operating Cash Flows

Net cash provided by operating activities was $56.0 million and $45.3 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash provided by operating activities was primarily attributable to an increase of $8.7 million in net income, and a net increase in cash flows of $8.3 million from changes in operating assets and liabilities, offset by an increase in a non-cash gain of $2.6 million related to repurchase of our Convertible Notes, a decrease of $1.7 million in non-cash amortization of debt discount, and a decrease of $1.7 million in impairment provision.

Investing Cash Flows

Net cash used in investing activities was $81.0 million for the nine months ended September 30, 2009 and $65.3 million for the nine months ended September 30, 2008.

The cash flows used in investing activities for the nine months ended September 30, 2009, are primarily related to receivable portfolio purchases of $205.4 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $126.0 million. The cash flows used in investing activities for the nine months ended September 30, 2008, primarily related to receivable portfolio purchases of $160.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $95.1 million.

Capital expenditures for fixed assets acquired with internal cash flow were $3.6 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Financing Cash Flows

Net cash provided by financing activities was $21.6 million for the nine months ended September 30, 2009. Net cash provided by financing activities was $21.2 million for the nine months ended September 30, 2008.

The net cash provided by financing activities during the nine months ended September 30, 2009, reflects $22.3 million used to repurchase $28.5 million in principal amount of our outstanding Convertible Notes and $85.5 million in borrowings under our Revolving Credit Facility, offset by $41.5 million in repayments of principal under our Revolving Credit Facility. The cash provided by financing activities during the nine months ended September 30, 2008, reflects $57.0 million in borrowings under our Revolving Credit Facility, offset by $32.2 million in repayments of principal, and $3.5 million used to repurchase $5.0 million principal amount of our outstanding Convertible Notes.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in an expense of $6.9 million after the effect of income taxes) and the effects of the adoption of Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” (prior authoritative literature: FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”), we have achieved 31 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, and $53.0 million in borrowing capacity and $42.2 million in borrowing base availability under our Revolving Credit Facility as of September 30, 2009. Our Revolving Credit Facility is due to expire in May 2010. We are in active negotiations to renew the facility and believe that we will be successful. However, volatility in the U.S. credit markets could affect the availability of credit to us and the cost of such borrowing.

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

We are, along with others in our industry, subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, and comparable state statutes, which could have a material adverse effect on us due to the remedies available under these statutes, including punitive damages. The claimed violations of law include allegations that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, and have made inaccurate assertions of fact in support of our collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no legal precedent. As a result, we are unable to predict the range of possible outcomes. However, court rulings in these or other legal actions could affect our debt collection procedures in the future.

There are a number of other lawsuits, claims and counterclaims pending or threatened against us. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for damages arising from a variety of alleged misconduct or improper reporting of credit information by us or our employees or agents.

In addition, from time to time, we are subject to various regulatory investigations relating to our collection activities. For example, on September 21, 2009, the Maryland Department of Labor, Licensing and Regulation, or MDLLR, issued a cease and desist order, barring all collection activities by us and certain of our affiliates, alleging that we had failed to obtain necessary business licenses and had improperly filed lawsuits to collect credit card accounts, among other claims raised in certain of the legal actions pending against us. Pursuant to an Interim Settlement Agreement we executed with MDLLR on September 23, 2009, certain of our affiliates will refrain from collection activities in Maryland until obtaining licenses. Additionally, we agreed to assemble certain information and provide it to MDLLR in furtherance of their investigation. While we have assembled and supplied the information requested by MDLLR and have applied for the specified licenses, the pending collection lawsuits we filed in Maryland remain subject to a stay pending the outcome of the investigation or other administrative action. Nevertheless, under the Interim Settlement Agreement, our licensed affiliate was permitted to resume other collection agency business activities within the state of Maryland. Although we cannot predict when or if we will be granted the specified licenses or be able to fully resume collection activities in Maryland, or whether we will be subject to fines or other penalties as a result of this on-going investigation.

In June 2008, the Federal Trade Commission (the “FTC”) announced that it had sued Jefferson Capital and its parent company, CompuCredit Corporation, alleging that Jefferson Capital and CompuCredit had violated the FTC Act with deceptive marketing practices when issuing credit cards. The FTC announced in December, 2008, that it had agreed to a settlement of the litigation with Jefferson Capital and CompuCredit, whereby those companies will credit approximately $114.0 million to certain customer accounts. Jefferson Capital and CompuCredit advised us that a substantial number of the accounts affected by the settlement had been sold to us.

In July 2008, we initiated an arbitration proceeding against Jefferson Capital and CompuCredit in connection with our forward flow purchase obligation based upon the allegations noted in the FTC complaint and other claims. Jefferson Capital and CompuCredit raised their own claims against us in the arbitration. In September 2009, we settled our dispute with Jefferson Capital and CompuCredit. Under the terms of the settlement, we purchased a large portfolio of charged-off credit card account balances on commercially reasonable terms and agreed to resume balance transfers to Jefferson Capital. The forward flow asset of $10.3 million, was fully allocated to the purchase price of this portfolio. We also agreed to return to Jefferson Capital certain accounts that were subject to Jefferson Capital’s settlement with the FTC. Following our settlement with Jefferson Capital and CompuCredit, we will have no further forward flow purchase obligations with Jefferson Capital and CompuCredit.

We have established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against us involve potential compensatory, punitive damage claims, fines or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. Although litigation is inherently uncertain, at this time, based on past experience, the information currently available and the possible availability of insurance and/or indemnification in some cases, we do not believe that the resolution of these matters will have a material adverse effect on our consolidated financial position or results of operations.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth below, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. This section highlights some specific risks affecting our business, operating results and financial condition. The list of risks is not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. These factors include, but are not limited to, the following:

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

•

We may incur impairment charges based on the provisions of Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”;

•

Our business of enforcing the collection of purchased receivables is subject to extensive statutory and regulatory oversight. Present and future government regulation, legislation or enforcement actions may limit our ability to recover and enforce the collection of receivables;

•	Adverse changes in the political climate, new legislation or regulatory activity could harm our business;

•

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures;

•	A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor;

•

Increases in court costs and attorneys’ fees can materially raise our costs associated with our collection strategies and the individual lawsuits brought against consumers to collect on judgments in our favor;

•

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws, and may be subject to awards of substantial damages;

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	Exposure to regulatory, political and economic conditions in India exposes us to risks or loss of business;

•	We may not be able to manage our growth effectively, including the expansion of our operations in India;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely; and

•	Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

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

Date: October 28, 2009

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