Form 10-K
period 2009-12-31
ENCORE CAPITAL GROUP INC
filed 2010-02-08
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 11,166,717 shares was $147,959,000 at June 30, 2009, based on the closing price of the common stock of $13.25 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at January 29, 2010, was 23,359,087.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of shareholder to be held in 2010 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K.

PART I

Item 1—Business

An Overview of Our Business

Nature of Business

We are a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through our wholly owned subsidiary Ascension Capital Group, Inc., or Ascension, a provider of bankruptcy services to the finance industry. We acquire receivable portfolios at deep discounts from their face values using our proprietary valuation process that is based upon an analysis of the individual consumer attributes of the underlying accounts. Based upon our ongoing analysis of these accounts, we employ a dynamic mix of collection strategies to maximize our return on investment. The receivable portfolios we purchase consist primarily of unsecured, charged-off domestic consumer credit card, auto loan deficiency and telecom receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. From September 2005 through June 2007, we also purchased healthcare receivables from hospitals and resellers of healthcare receivables. In September 2007, we exited our healthcare purchasing and internal collection activities, although we are still receiving collections from certain healthcare portfolios that we own. Acquisitions of receivable portfolios are financed from operating cash flows and borrowings from third parties. See Note 8 to our consolidated financial statements for further discussion of our debt.

We have been in the collection business for 56 years and started purchasing portfolios for our own account approximately 19 years ago. From our inception through December 31, 2009, we have invested approximately $1.4 billion to acquire 28.8 million consumer accounts with a face value of approximately $43.8 billion.

We have established certain relationships with credit card issuers, other lenders and resellers that allow us to purchase portfolios directly through negotiated transactions. We also participate in auction-style purchase processes that typify our industry and enter into “forward flow” arrangements in which we agree to buy receivables that meet agreed upon parameters over the course of the contract term.

We evaluate each portfolio for purchase using the proprietary valuation and underwriting processes developed by our in-house team of statisticians. Unlike many of our competitors, which we believe primarily base their purchase decisions on numerous aggregated portfolio-level factors, including the originator, the type of receivables to be purchased, or the number of collection agencies the accounts have been placed with previously, we base our purchase decisions primarily on our analysis of the specific accounts included in a portfolio. Based upon this analysis, we determine a value for each account, which we aggregate to produce a valuation of the entire portfolio. We believe this capability allows us to perform more accurate valuations of receivable portfolios. We have successfully applied this methodology to receivables across multiple asset classes.

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

Investors wishing to obtain more information about us may access our Internet site (www.encorecapitalgroup.com). Our site allows access to relevant investor related information, free of charge, such as Securities and Exchange Commission (“SEC”) filings, analyst coverage and earnings estimates, press releases, featured articles, an event calendar and frequently asked questions. SEC filings are available on our website as soon as reasonably practicable after being filed with, or furnished to, the SEC. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K.

Our Strengths

Empirically Based and Technology-Driven Business Processes. We have assembled a team of statisticians, business analysts and software programmers that have developed and continually enhance proprietary valuation models, software and other business systems that guide our portfolio purchases and collection efforts. Our information technology department has developed and continually updates sophisticated software that manages the movement of data, account details and information throughout the company. These proprietary systems give us the flexibility, speed and control to capitalize on business opportunities.

Account-Based Portfolio Valuation. We analyze each account within a portfolio presented to us for purchase to determine the likelihood and expected amount of payment. We utilize an internally-developed valuation process based on a set of proprietary statistical models that predict behavior at the consumer level. Individual consumer characteristics are weighted and account-level payment expectations are determined. The expectations for each account are then aggregated to arrive at a portfolio-level liquidation assessment and a valuation for the entire portfolio is made. Our valuations are derived in large part from information accumulated on approximately 26.3 million accounts acquired since mid-2000, supplemented by external data purchased from data providers.

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

Acquisition of Receivables

Typically, receivable portfolios are offered for sale through a general auction, “forward flow” contract or direct negotiation. A “forward flow” contract is a commitment to purchase a defined volume of accounts from a seller for a period of typically three to 12 months, though such commitments can extend up to several years. We believe long-term success is best pursued by combining a diverse sourcing approach with an account level scoring methodology and a disciplined evaluation process.

Identify purchase opportunities. We employ a team of professionals who maintain relationships with the largest credit grantors in the United States. Their role is to identify purchase opportunities and secure, if possible, exclusive negotiation rights for us.

Analyze purchase opportunities using account level analytics. Once a portfolio of interest is identified, our internal modeling team analyzes individual account level information provided by the seller and, if appropriate, other external sources, in order to determine the expected value of each potential new consumer. Our collections expectations are based on demographic data, account characteristics, and economic variables, which we use to predict a consumer’s willingness and ability to repay their debt. The expected value of collections for each account is aggregated to calculate an overall value for the portfolio. Additional adjustments are made to account for prior collection activities, the underwriting approaches of the sellers, and any other qualitative factor that may impact the payment behavior of our consumers. The expected value of each individual consumer is aggregated into a total portfolio value. As in the past, we continue to base our purchasing decisions on a combination of empirical data, proprietary statistical models, and deep industry knowledge, and will remain focused on making purchasing decisions based on sound quantitative and qualitative analysis.

Collection Strategies

We expand upon the insights created during our purchasing process when building account collection strategies. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively worked post-purchase. Throughout our ownership period, we continuously refine this analysis to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•

Legal Action. We generally refer accounts for legal action where it appears the debtor is able, but unwilling, to pay their obligations. Prior to sending accounts to a law firm, we generally first attempt to communicate with the debtor to see if appropriate payment arrangements can be made without the need for collection litigation. Our efforts may include using a specialized internal group of collectors, or “Recovery Collectors,” who communicate our intention to have an attorney evaluate the suitability of the account for litigation if payment arrangements cannot be established. When we decide to refer an account for legal action, we utilize law firms that specialize in collection matters in the states where we intend to pursue collections. Prior to engaging a collection firm, we evaluate aspects of the firm’s business that we believe are relevant to its performance, obtaining disclosures from the firm concerning its operations, financial condition, experience, and professional affiliations, among other key criteria. We rely on the law firms’ expertise with respect to applicable debt collection laws. We also rely on these law firms to evaluate the accounts we refer to them and to make the decision about whether or not to pursue collection litigation on each account. The law firms we have hired may also attempt to communicate with the debtors in an attempt to collect their debts prior to initiating litigation. We pay the law firms a contingency fee based on amounts they collect on our behalf.

•

Call Centers. We maintain domestic collection call centers in San Diego, California, Phoenix, Arizona and St. Cloud, Minnesota and an international call center in Gurgaon, India. Each call center consists of multiple collection departments. Account Managers supervised by Group Managers are divided into specialty teams. Account Managers are trained to use a friendly, but firm approach to assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In some cases, Account Managers advise the consumers of alternative sources of financing to pay off their debt. In cases where a payment plan is developed, Account Managers encourage consumers to pay through automatic payment arrangements. During the first week of new hire training, we educate Account Managers to understand and apply the sections of the Fair Debt Collection Practices Act, or FDCPA, the Soldiers and Sailors Act, the Graham Leach Bliley Act, company policies and state laws that are relevant in the Account Manager’s daily collection activities. These laws and policies are then reiterated throughout training to ensure proper integration into the collections process. Monitoring and coaching by Group Managers is performed to help ensure compliance with applicable laws and policies by Account Managers.

•

Third Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingency fee for each dollar collected. Generally, we use these agencies on accounts when we believe they can liquidate better or less expensively on certain accounts than we can in our internal call centers. These include, among others, accounts that generally have recently been charged-off or have low liquidation expectations, such as accounts with small balances or with limited consumer contact information. We also use agencies to initially provide us a way to scale quickly when large purchases are made and as a challenger to our internal call center collection teams. Prior to engaging a collection agency, we evaluate aspects of the agency’s business that we believe are relevant to its performance, obtaining disclosures from the firm concerning its operations, financial condition, experience, and professional affiliations, among other key criteria.

•

Direct Mail. We have an in-house marketing team that develops innovative mail campaigns. The mail campaigns generally offer debtors targeted discounts on their balances owed to encourage settlement of their accounts and to provide us with a low cost recovery method.

•

Sale. We believe our ability to analyze portfolios enables us to periodically sell a portion of such portfolios to buyers at a favorable price. We may consider selling certain accounts if we believe the current market price exceeds our estimate of the net present value of the estimated remaining collections or determine that additional recovery efforts are not warranted. In addition, prior to July 2008, under contractual obligations with Jefferson Capital Systems, LLC, or Jefferson Capital, we sold, on a forward flow basis, all accounts for which the debtor had filed for protection under the United States Bankruptcy Code.

•

Account Balance Transfer. We may transfer to our credit card partners accounts for which this approach offers the highest opportunity for success. The credit card partners may offer the debtor the opportunity to establish new credit and to transfer the balance onto a new credit card. If the account is transferred we receive an agreed-upon payment.

•

Skip Tracing. If a debtor’s phone number proves inaccurate when a collector calls an account, or if current contact information for a debtor is not available at the time of account purchase, then the account is automatically routed to our skip tracing process. We currently use a number of different skip tracing companies to provide phone numbers and addresses.

•

Inactive. We use our collection resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote. For example, for accounts where the debtor is currently unemployed, overburdened by debt, incarcerated, or deceased, no collection method of any sort is assigned.

Competition

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies, financial services companies and a number of well-funded entrants with limited experience in our industry. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third-party agency collections and into offering credit card and other financial services as part of their recovery strategy. In the current economic environment, we have seen significant changes in the competitive arena over the last year characterized by fewer potential purchasers of accounts, limited new entrants into the business, increases of portfolios available for purchase and resulting decreases in portfolio purchase prices. Recently, pricing has begun to increase slightly from some of the low levels experienced in most of 2009, although pricing is still favorable when compared to 2005 – 2008 purchases.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the ease of negotiating and closing the prospective portfolio purchases with us, including our ability to obtain funding and our reputation with respect to the quality of services that we provide. We believe that our ability to compete effectively in this market is also dependent upon, among other things, our relationships with originators and sellers of charged-off consumer receivables, and our ability to provide quality collection strategies in compliance with applicable collections laws.

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

Government Regulation

In a number of states we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. It is our policy to comply with all material licensing and bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in states, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables and could have a material adverse effect on us if they apply to some or all of our recovery activities.

Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer receivables. The FDCPA and comparable state statutes establish specific guidelines and procedures which debt collectors must follow when communicating with consumers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. In addition to the FDCPA, significant federal laws applicable to our business include the following:

• Truth-In-Lending Act;	• Credit CARD Act of 2009;
• Fair Credit Billing Act;	• Gramm-Leach-Bliley Act;
• Equal Credit Opportunity Act;	• Soldiers and Sailors Act;
• Fair Credit Reporting Act;	• Health Insurance Portability and Accountability Act; and
• Electronic Funds Transfer Act;
• U.S. Bankruptcy Code;	• Regulations that relate to these Acts

Additionally, there may be comparable statutes in those states in which our consumers reside or in which the originating institutions are located. State laws may also limit the interest rate and the fees that a credit originator may impose on its consumers, and also limit the time in which we may file legal actions to enforce consumer accounts.

The relationship between a consumer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we do not issue credit cards, these laws affect some of our operations because the majority of our receivables were originated through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the debtors that would reduce or eliminate their obligations under their receivables, and have a possible material adverse effect on us. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

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

Employees

As of December 31, 2009, we had approximately 1,500 employees. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

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

The residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. Financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, volatility in security prices, rating downgrades of certain investments and declining valuations of others. These factors, combined with fluctuating oil prices, declining business and consumer confidence and increased unemployment, have led to an economic recession. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. These developments, as well as further declines in real estate values in the U.S. or elsewhere and continuing credit and liquidity concerns, could reduce our ability to collect on our purchased consumer receivable portfolios further and would adversely affect their value. In addition, continued or further credit market dislocations or sustained market downturns may reduce the ability of lenders to originate new credit, limiting our ability to purchase consumer receivable portfolios in the future. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate due to a variety of factors.

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

Due to fluctuating prices for consumer receivable portfolios, there has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. The volume of our portfolio purchases will be limited while prices are high, and may or may not increase when portfolio pricing is more favorable to us. We believe our ability to collect on consumer receivable portfolios may be negatively impacted because of current economic conditions, and this may require us to increase our projected return hurdles in calculating prices we are willing to pay for individual portfolios. An increase in portfolio return hurdles may decrease the volume of portfolios we are successful in purchasing. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and revenues and earnings for any particular future period may decrease.

Fluctuations in our operating results may lead to decreases in the trading prices of our common stock and convertible notes.

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

Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Our profitability is also affected by our actual collections on accounts meeting or exceeding our projected collections. The market for acquiring receivable portfolios is competitive. Our industry has historically attracted a large amount of investment capital. With this inflow of capital, we saw an increase in the pricing of receivable portfolios to levels that we believed may generate reduced returns on investment. While more recently, the downturn in the economy and contraction of available capital have somewhat lessened competition for these receivable portfolios and reduced prices, there is no assurance as to how long these current economic conditions and competitive climate will continue or that portfolios will be available for purchase on terms acceptable to us or that we will collect a sufficient amount to make the portfolio collections cost-effective.

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

In addition, because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. Ultimately, if we are unable to continually purchase and collect on a sufficient volume of receivables to generate cash collections that exceed our costs, our business will be materially and adversely affected.

We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables.

We may pursue the acquisition of portfolios consisting of assets with which we have little collection experience. We may not be successful in completing any of these acquisitions. If we do purchase such assets, our lack of experience with new types of receivables may cause us to pay too much for these receivable portfolios, which may substantially hinder our ability to generate profits from such portfolios. Even if we successfully acquire such new types of receivables, our existing methods of collections may prove ineffective for such new receivables and our inexperience may have a material and adverse affect on our results of operations.

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

We use our internally developed Unified Collection Score, or UCS model, and Behavioral Liquidation Score, or BLS model, to project the remaining cash flows from our receivable portfolios. Our UCS and BLS models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our UCS and BLS models. If we are not able to achieve these levels of forecasted collection, our revenues will be reduced or we may be required to record an impairment charge, which may materially and adversely impact our results of operations.

We may not be successful in recovering the level of court costs we anticipate recovering.

We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. Deferred Court Costs represent amounts we believe we will recover from our consumers. Deferred Court Costs are in addition to the amounts owed on our consumers’ accounts that we expect to collect. These court costs may be difficult or impossible to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. Further, our network of attorneys may not utilize all, or a portion, of the amounts we advanced for the payment of court costs in the manner for which they were intended. If we are not able to recover these court costs, this may materially and adversely affect our results of operations.

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

Volatility in U.S. credit markets could affect our ability to refinance and/or retire existing debt, obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

At the end of 2009, we had approximately $42.9 million principal amount of outstanding 3.375% Convertible Subordinated Notes due September 19, 2010, and a balance on our revolving credit facility of $260.0 million which was due to expire in May 2010. A tightening of credit availability could restrict our ability to refinance and/or retire our existing debt and to obtain funds needed to operate or expand our business. If we are unable to retire or obtain suitable replacement financing for our long-term debt when and as it becomes due, this may have a material and adverse impact on our business and financial condition. On February 8, 2010, we terminated the existing revolving credit facility and entered into a new $327.5 million three-year revolving facility which expires in May 2013.

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

We may incur impairment charges based on the provisions of Financial Accounting Standards Board Accounting Standards Codification Subtopic 310-30.

We account for our portfolio revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” or ASC 310-30. ASC 310-30 limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired, requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet, and freezes the internal rate of return, or IRR originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for impairment testing. Since ASC 310-30 does not permit yields to be lowered, there is an increased probability of our having to incur impairment charges in the future, which would negatively impact our profitability.

Negative news regarding the debt collection industry and individual debt collectors may have a negative impact on a debtor’s willingness to pay the debt we acquire.

Consumers are exposed to information from a number of sources that may cause them to be more reluctant to pay their debts or to pursue legal actions against us. Print and other media publish stories about the debt collection industry which cite specific examples of abusive collection practices. These stories are also published on websites, which can lead to the rapid dissemination of the story, adding to the level of exposure to negative publicity about our industry. Various Internet sites are maintained where consumers can list their concerns about the activities of debt collectors and seek guidance from other website posters on how to handle the situation. And advertisements by debt relief attorneys and credit counseling centers are becoming more common, adding to the negative attention given to our industry. As a result of this negative publicity, debtors may be more reluctant to pay their debts or could pursue legal action against us regardless of whether those actions are warranted. These actions could impact our ability to collect on the receivables we acquire and affect our revenues and profitability.

Our business of enforcing the collection of purchased receivables is subject to extensive statutory and regulatory oversight.

Some laws and regulations applicable to credit card issuers or other debt originators may preclude us from collecting on receivables we purchase where the card issuer or originator failed to comply with applicable federal or state laws in generating or servicing the receivables that we have acquired. Because our receivables generally are originated and serviced nationwide, we cannot be certain that the originating lenders have complied with applicable laws and regulations. While our receivable acquisition contracts typically contain provisions indemnifying us for losses owing to the originating institution’s failure to comply with applicable laws and other events, we cannot be certain that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to consumers.

We sometimes purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collections methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts through available collections methods could materially and adversely affect our results of operations.

Present and future government regulation, legislation or enforcement actions may limit our ability to recover and enforce the collection of receivables.

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

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.

The collections industry is regulated under various federal and state laws and regulations. Many states and several cities require that we be licensed as a debt collection company. The Federal Trade Commission, state Attorneys General and other regulatory bodies have the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we or our third party collection agencies or law firms fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collection operations, which would materially adversely affect

us. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance.

We are dependent upon third parties to service a substantial portion of our consumer receivable portfolios.

Although we utilize our in-house collection staff to collect a substantial portion of our receivables, we also use outside collection services. Further, we are increasing the portion of our collection activity through the legal channel, whereby third-party law firms initiate legal actions on our behalf to collect accounts. As a result, we are dependent upon the efforts of those third-party collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to perform collection services for us adequately or remit such collections to us could materially reduce our revenue and our profitability. In addition, if one or more of those third-party collection agencies or attorneys were to cease operations abruptly, or to become insolvent, such cessation or insolvency could materially reduce our revenue and profitability. Our revenue and profitability could also be materially adversely affected if we are not able to secure replacement third party collection agencies or attorneys and transfer account information to our new third party collection agencies or attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies or attorneys fail to perform their obligations adequately, or if our relationships with such third-party collection agencies and attorneys otherwise change adversely.

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes that we cannot predict. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce account documents, these courts will deny our claims.

Increases in costs associated with our collections through a network of attorneys can materially raise our costs associated with our collection strategies and the individual lawsuits brought against consumers to collect on judgments in our favor.

We generally outsource those accounts where it appears the consumer is able, but unwilling to pay. We utilize lawyers that specialize in collection matters, paying them a contingency fee on amounts collected. In connection with our agreement with the contracted attorneys, we advance certain out-of-pocket court costs and capitalize those costs in our consolidated financial statements. We are increasing the portion of our collection activity through the legal channel, and as a consequence, due to an increase in upfront court costs associated with our pursuit of legal collections, and an increase in costs related to counterclaims, our costs in collecting on these accounts can increase, which can have a material and adverse affect on our results of operations. We also rely on our network of attorneys to interact with consumers in accordance with state and federal law, to appropriately handle funds advanced by us in connection with collections activities, and to appropriately apply and account for funds remitted by consumers. In the event that one or more of our attorneys fails to apply funds as intended, fails to observe applicable laws, or otherwise fails in their duties, this may also materially and adversely affect our results of operations.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, collections, employment, securities and other laws, and may be subject to awards of substantial damages.

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

From time to time, we consider acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. For instance, during 2005 we acquired Ascension Capital Group and certain assets of Jefferson Capital. We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. In addition, we may not successfully operate the businesses acquired, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies or culture. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns, which can materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

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

Our industry is very labor-intensive, and companies in our industry typically experience a high rate of employee turnover. We generally compete for qualified collections personnel with companies in our business and in the collection agency, teleservices and telemarketing industries and we compete for qualified non-collections personnel with companies in many industries. We will not be able to service our receivables effectively, continue our growth or operate profitably if we cannot hire and retain qualified collection personnel. Further, high turnover rates among our employees increases our recruiting and training costs and may limit the number of experienced collection personnel available to service our receivables. Our newer employees tend to be less productive and generally produce the greatest rate of personnel turnover. If the turnover rate among our employees increases, we will have fewer experienced employees available to service our receivables, which could reduce collections and therefore materially and adversely impact our results of operations.

Exposure to regulatory, political and economic conditions in India exposes us to risks or loss of business.

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the U.S., and we experience higher employee turnover in our India site than is typical in our U.S. locations. The continuation of these trends could result in the loss of the cost savings we sought to achieve by moving a portion of our collection operations to India. In the past, India has experienced significant inflation and shortages of readily available foreign currency exchange, and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the Indian economy is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material and adverse effect on our business, results of operations and financial condition.

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

We may not be able to manage our growth effectively, including the expansion of our operations in India.

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

We may not be able successfully to anticipate, invest in or adopt technological advances within our industry.

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

We may not be able adequately to protect the intellectual property rights upon which we rely.

We rely on proprietary software programs and valuation and collection processes and techniques, and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes and techniques to be trade secrets, but they are not protected by patent or registered copyright. We may not be able to protect our technology and data resources adequately, which may materially diminish our competitive advantage.

Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a debtor’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we typically purchase are generally unsecured, we often would not be able to collect on those receivables. In addition, since we purchase receivables that are seriously delinquent, this is often an indication that many of the consumer debtors from whom we collect would be unable to service their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot be certain that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our results of operations could be materially and adversely affected.

In 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act, or the Protection Act, was enacted which made significant changes in the treatment of consumer filers for bankruptcy protection. Since the Protection Act was enacted, the number of bankruptcy filings has decreased, and the volume of business at Ascension has decreased as a result. We cannot determine the impact of the Protection Act on the number of bankruptcy filings, on a prospective basis, and its impact on the collectability of consumer debt.

Current federal legislative and executive branch proposals made in response to current economic conditions may have an effect on the rights of creditors in a consumer bankruptcy. We cannot predict whether these or other proposals will be enacted or the extent to which they may affect our business.

We are subject to examinations and challenges by tax authorities.

We are subject to periodic examination from federal, state and international taxing authorities. In calculating any taxes due as a result of our operations, we undertake a diligent review of key data, and make decisions with respect to the appropriate application of relevant tax laws. In areas where the appropriate application of tax laws is subject to competing views or interpretation, we make determinations based on our view of the probable outcome, document the reasoning behind those determinations, and seek the concurrence of outside tax consultants. Positions we take with respect to the application of tax laws, may, from time to time, be challenged by tax authorities. If such challenges are made, and not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The following chart indicates the facilities we lease as of December 31, 2009, the location and size of each facility and their designated use.

	Square Footage	Lease Expiration Date	Primary Use
San Diego, California	51,000	April 2015	Corporate headquarters, call center, and strategic outsourcing activities
Phoenix, Arizona	33,000	September 2013	Call center
St. Cloud, Minnesota	46,000	June 2013	Call center and administrative offices
Arlington, Texas	28,600	December 2010	Bankruptcy servicing center
Gurgaon, India	83,000	April 2018	Call center, bankruptcy servicing center and administrative offices

During 2009, we signed a lease and took occupancy of a new, larger site in India which allowed us to expand our collector headcount in India. We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our present operational needs.

Item 3—Legal Proceedings

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in our Registration Statement on Form S-3, originally filed in May 2004. The amended complaint sought injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. During the pendency of the action, the parties filed various motions and discovery was stayed during a portion of that time pending the decision on our appeal of an unsuccessful decision on one such motion. On May 25, 2006, we filed a notice of appeal of the court’s order denying the anti-SLAPP motion. On July 28, 2008, the appellate court affirmed the trial court’s denial of our anti-SLAPP motion and returned the case to the District Court where the parties engaged in extensive discovery and filed various motions. On November 24, 2009, the District Court heard oral argument on motions for summary judgment filed by all of the defendants. On January 19, 2010, the District Court issued an order granting defendants’ summary judgment motions, dismissed all causes of action against all of the defendants and entered judgment in favor of the defendants. The judgment will become final unless plaintiff takes action to perfect his right to appeal.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time, was a significant stockholder of ours, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arose out of the same statements made or alleged to have been made in our Registration Statements mentioned above. The amended complaint sought injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to us, and we accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. This action was also dismissed by the District Court on January 19, 2010. The judgment will become final unless plaintiff takes action to perfect his right to appeal.

We, along with others in our industry, are subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, and comparable state statutes, which could have a material adverse effect on us due to the remedies available under these statutes, including punitive damages. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, and have made inaccurate assertions of fact in support of our collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no clear legal precedent. As a result, we may be unable to predict the range of possible outcomes.

In one such action, captioned Brent v. Midland Credit Management, Inc et. al, filed on May 19, 2008, in the United States District Court for the Northern District of Ohio [Western Division], the plaintiff has filed a class action counter-claim against Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleges that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. Plaintiff is currently seeking to enlarge the case to include a national class of consumers; however, no class has been certified in this case. There are a number of other lawsuits, claims and counterclaims pending or threatened against us. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for damages arising from a variety of alleged misconduct or improper reporting of credit information by us or our employees or agents. In addition, from time to time, we are subject to various regulatory investigations, inquiries and other actions, relating to our collection activities.

On January 6, 2010, the Office of the Attorney General of the State of California, the “California Attorney General,” issued a subpoena to us to answer interrogatories and to produce documents in a proceeding entitled “In the Matter of the Investigation of Encore Capital Group, Inc., Midland Credit Management, Inc. and Affiliated Persons and Entities” concerning our debt collection practices and related topics. We intend to cooperate fully with the California Attorney General in response to this subpoena, subject to applicable law.

On December 16, 2009, the Federal Trade Commission, or FTC, issued an order directing us to submit information about our practices in buying and collecting consumer debt, which the FTC intends to use for a study of the debt-buying industry. We are one of nine companies that received such an order from the FTC requesting the production of information for use in the FTC’s study of the industry. The nine companies were described by the FTC as the nation’s largest consumer debt buyers. The order was publicly announced by the FTC on January 5, 2010. We intend to cooperate fully with the FTC in connection with its study, subject to applicable law.

On September 16, 2009, the Maryland State Agency Licensing Board in the Office of the Commissioner of Financial Regulation (the “Agency”), issued a cease and desist order barring all collection activities by us and certain of our affiliates, alleging that we had failed to obtain necessary business licenses and had improperly filed lawsuits to collect credit card accounts, among other claims raised in certain of the legal actions pending against us. Pursuant to an Interim Settlement Agreement we executed with the Agency on September 23, 2009, and a Settlement Agreement we executed with the Agency on December 17, 2009, certain of our affiliates agreed to refrain from collection activities in Maryland until obtaining licenses. Under the terms of the Settlement Agreement, we resolved all of the allegations raised by the Agency without any admission of liability. The Agency agreed to a final resolution of the matter without an administrative hearing, in exchange for an agreement from Midland Credit Management, Inc. and three other affiliates to pay aggregate civil penalties of approximately $1.0 million, to obtain licenses for three of our affiliates from the Agency, and to make certain other changes in business practices. The companies in question are compliant with the agreement, have since obtained licenses and have resumed doing business in Maryland.

In June 2008, the FTC announced that it had sued Jefferson Capital and its parent company, CompuCredit Corporation, alleging that Jefferson Capital and CompuCredit had violated the FTC Act with deceptive marketing practices when issuing credit cards. The FTC announced in December, 2008, that it had agreed to a settlement of the litigation with Jefferson Capital and CompuCredit, whereby those companies would credit approximately $114.0 million to certain consumer accounts. Jefferson Capital and CompuCredit advised us that a substantial number of the accounts affected by the settlement had been sold to us.

In July 2008, we initiated an arbitration proceeding against Jefferson Capital and CompuCredit in connection with our forward flow purchase obligation based upon the allegations noted in the FTC complaint and other claims. Jefferson Capital and CompuCredit raised their own claims against us in the arbitration. In September 2009, we settled our dispute with Jefferson Capital and CompuCredit. Under the terms of the settlement, we purchased a large portfolio of charged-off credit card account balances on commercially reasonable terms and agreed to resume balance transfers to Jefferson Capital. We also agreed to return to Jefferson Capital certain accounts that were subject to Jefferson Capital’s settlement with the FTC. Following our settlement with Jefferson Capital and CompuCredit, we have no further forward flow purchase obligations with Jefferson Capital and CompuCredit.

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

The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2009
First Quarter	$8.43	$2.62
Second Quarter	$14.14	$4.20
Third Quarter	$17.50	$10.30
Fourth Quarter	$19.89	$11.79

Fiscal Year 2008
First Quarter	$9.67	$6.53
Second Quarter	$10.99	$6.10
Third Quarter	$14.19	$8.14
Fourth Quarter	$13.73	$5.89

The closing price of our common stock on January 29, 2010, was $15.77 per share and there were 16 holders of record, including 110 NASD registered broker/dealers.

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the total cumulative stockholder return on our common stock for the period December 31, 2004, through December 31, 2009, with the cumulative total return of (a) the NASDAQ Index and (b) Asset Acceptance Capital Corp., Asta Funding, Inc. and Portfolio Recovery Associates, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2004, in our common stock and in each of the comparison indices.

	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009
Encore Capital Group, Inc.	$100.00	$72.96	$52.99	$40.71	$30.28	$73.17
NASDAQ Composite	$100.00	$101.33	$114.01	$123.71	$73.11	$105.61
Peer Group	$100.00	$107.40	$98.66	$80.67	$44.25	$61.87

Dividend Policy

As a public company, we have never declared or paid dividends on our common stock. However, the declaration, payment and amount of future dividends, if any, is subject to the discretion of our board of directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our Revolving Credit Facility, we are permitted to declare and pay dividends in an amount not to exceed, during any fiscal year, 20% of our audited consolidated net income for the then most recently completed fiscal year, so long as no default or unmatured default under the facility has occurred and is continuing or would arise as a result of the dividend payment. We may also be subject to additional dividend restrictions under future financing facilities.

Item 6—Selected Financial Data

This table presents selected historical financial data of Encore and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2007, 2006, and 2005 and for the years ended December 31, 2006 and 2005, were derived from our audited consolidated financial statements not included in this report. The selected financial data as of December 31, 2009, and 2008 and for the years ended December 31, 2009, 2008, and 2007, were derived from our audited consolidated financial statements included elsewhere in this report. The Selected Operating Data were derived from our books and records (in thousands, except per share, and personnel data):

	As of and For The Year Ended December 31,
	2009	2008	2007	2006	2005
		Adjusted(1)	Adjusted(1)	Adjusted(1)	Adjusted(1)
Revenue
Revenue from receivable portfolios, net(2)	$299,732	$240,802	$241,402	$239,340	$215,931
Servicing fees and related revenue(3)	16,687	15,087	12,609	15,800	5,904

Total revenue	316,419	255,889	254,011	255,140	221,835

Operating expenses
Salaries and employee benefits	58,025	58,120	64,153	63,962	52,410
Stock-based compensation expense	4,384	3,564	4,287	5,669	—
Cost of legal collections	112,570	96,187	78,636	52,079	35,090
Other operating expenses	26,013	23,652	21,533	22,585	16,973
Collection agency commissions	19,278	13,118	12,411	18,030	17,287
General and administrative expenses	26,920	19,445	17,478	17,310	13,375
Depreciation and amortization	2,592	2,814	3,351	3,894	2,686

Total operating expenses	249,782	216,900	201,849	183,529	137,821

Income before other (expense) income and income taxes	66,637	38,989	52,162	71,611	84,014

Other (expense) income
Interest expense	(16,160)	(20,572)	(18,648)	(16,790)	(10,673)
Contingent interest expense	—	—	(4,123)	(18,520)	(23,187)
Pay-off of future contingent interest expense	—	—	(11,733)	—	—
Gain on repurchase of convertible notes, net	3,268	4,771	—	—	—
Other (expense) income	(2)	358	1,071	609	929

Total other expense	(12,894)	(15,443)	(33,433)	(34,701)	(32,931)

Income before income taxes	53,743	23,546	18,729	36,910	51,083
Provision for income taxes	(20,696)	(9,700)	(6,498)	(15,436)	(20,673)

Net income	$33,047	$13,846	$12,231	$21,474	$30,410

Earnings per common share:
Basic	$1.42	$0.60	$0.53	$0.94	$1.36
Diluted	$1.37	$0.59	$0.52	$0.92	$1.27

	As of and For The Year Ended December 31,
	2009	2008	2007	2006	2005
		Adjusted(1)	Adjusted(1)	Adjusted(1)	Adjusted(1)
Weighted-average shares outstanding:
Basic	23,215	23,046	22,876	22,754	22,299
Diluted	24,082	23,577	23,386	23,390	23,998
Cash flow data:
Cash flows provided by (used in):
Operating activities	$76,116	$63,071	$19,610	$38,027	$31,226
Investing activities	$(79,171)	$(107,252)	$(95,059)	$(37,190)	$(144,344)
Financing activities	$1,102	$45,846	$73,334	$2,928	$110,413
Selected operating data:
Purchases of receivable portfolios, at cost(4)	$256,632	$230,278	$208,953	$144,287	$195,554
Gross collections for the period	$487,792	$398,633	$355,193	$337,097	$292,163
Average active employees for the period(5)	1,102	913	907	858	739
Gross collections per average active employee	$443	$436	$392	$393	$395
Consolidated statements of financial condition data:
Cash and cash equivalents	$8,388	$10,341	$8,676	$10,791	$7,026
Investment in receivable portfolios, net	526,877	461,346	392,209	300,348	256,333
Total assets	595,159	549,079	483,011	394,673	367,599
Accrued profit sharing arrangement	—	—	—	6,869	16,528
Total debt	303,075	303,655	256,223	179,010	172,540
Total liabilities	352,068	345,653	295,576	222,803	224,160
Total stockholders’ equity	$243,091	$203,426	$187,435	$171,870	$143,439

(1)

Adjusted for our change in accounting principle related to our convertible notes. See Note 15 to our consolidated financial statements for additional information and the effect of the change on our financial statements.

(2)	Includes net impairments of $19.3 million, $41.4 million, $11.2 million, $1.4 million and $3.1 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
(3)

Includes $16.8 million, $15.0 million, $12.5 million, $15.7 million and $5.5 million in revenue from Ascension Capital Group for the years ending December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(4)

Purchase price includes a $10.3 million, $5.6 million, $11.7 million, $10.6 million and $4.3 million allocation of our forward flow asset for 2009, 2008, 2007, 2006 and 2005, respectively. In July 2008, we ceased forward flow purchases from Jefferson Capital due to an alleged breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. In September 2009, we settled our dispute with Jefferson Capital. As part of the settlement, we purchased a receivable portfolio and applied the remaining forward flow asset to that purchase. See Note 12 to our consolidated financial statements for further information.

(5)	Excludes employees of Ascension Capital Group, which averaged approximately 125, 116, 133, 184 and 198, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

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

Market Overview

Despite initial signals of an economic recovery, the United States and global economies remain in a recession. In the U.S., consumer credit availability is limited and the average annual unemployment rate is at a 25-year high, while credit card charge-offs and delinquencies have reached a 20-year high increasing more than 30% from fourth quarter 2008 levels to estimated levels of greater than 10% in the fourth quarter of 2009. At the same time, home foreclosures have dramatically increased and the housing market continues to experience a significant downturn. These conditions present us with both opportunities and challenges.

On the opportunities side, the increase in credit card charge-offs and delinquencies (which contribute to an increase in supply), combined with the challenges some of our competitors are facing in (i) generating sufficient returns on receivables they purchased in 2005 – 2007, when prices were high and (ii) obtaining sufficient capital to fund future purchases (which contributes to a decrease in demand) have resulted in a significant reduction in the market price for portfolios of charged-off receivables. For example, prices for fresh charge-offs (receivables that are sold immediately after charge-off) have declined from 8% – 13% of face value in 2008 to 4% – 8% of face value in 2009. We have seen similar pricing declines across all ages of charge-offs and the decline is more pronounced in the resale market. Recently, however, pricing has begun to increase slightly from the low levels experienced in most of 2009, although pricing is still favorable when compared to 2005 – 2008 purchases. Additionally, as a result of the significant price decline, some sellers of portfolios have chosen not to sell and, as an alternative to selling their charge-offs, have collected on accounts internally or placed accounts with third-party collection agencies. As such, the full impact the price reduction will have on our purchasing volumes is presently unclear.

On the challenges side, increases in unemployment, high foreclosure rates and the difficulties consumers are experiencing in obtaining credit may, for a period of time, negatively impact collections on receivables that we currently own or that we purchase during these challenging economic times. Despite these market conditions, during 2009, most of the collection metrics we track have remained relatively consistent, as compared to 2008. For example, payer rates and average payment size, adjusted for the change in single payment/payment plan mix, have remained relatively constant. One change we have noted is that more consumers are settling their debts through payment plans rather than in one-time settlements. Payments made over longer periods of time impact our business in two ways: First, when payments are extended over longer periods of time rather than received up front, the delay in cash flows could result in a provision for impairment. This is because discounting a long-term payment stream using a pool group’s internal rate of return, or IRR, rather than discounting a one-time settlement payment using the same IRR, will result in a lower net present value. As a result, even if the total amount of cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments in the former may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. We refer to consumers who do not make all of their payments as “broken payers.” When this happens, we are often successful in getting the consumer back on plan but this is not always the case and, in those instances where we are unable to get the consumer back on plan, we experience a resulting shortfall in collections. Despite the current economic environment, we have not experienced an increase in the broken payer rate in 2009 as compared to the same period in 2008. Please refer to “Management’s Discussion and Analysis—Revenue” below for a more detailed explanation of the provision for impairment for the year ended December 31, 2009.

In light of the uncertainties presented by the current economic environment, we believe we are applying conservative assumptions when valuing portfolios for purchase and when establishing our forecasted collections. Additionally, while we believe that consumers who are currently charging off their debt (when economic conditions are bad) are more likely to recover faster than consumers who charged off their debt historically (when economic times were good), we have not factored any such recovery into our forecasts.

When evaluating the overall long-term returns of our business, we believe that the benefits resulting from the current lower portfolio pricing will outweigh the negative impacts from the collection shortfalls we may experience from a more distressed consumer. However, if the lower pricing environment re-attracts significant capital to our industry and prices are bid up as a result of increased demand, or if the ability of consumers to repay their debt deteriorates further, our returns would be negatively impacted.

Purchases and Collections

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivables portfolios we purchased for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007
Credit card	$256,632	$201,315	$188,207
Other	—	28,963	20,746

	$256,632	$230,278	$208,953

During the year ended December 31, 2009, we invested $256.6 million for portfolios with face values aggregating $6.5 billion for an average purchase price of 4.0% of face value. This is a $26.4 million increase, or 11.4%, in the amount invested, compared with the $230.3 million invested during the year ended December 31, 2008, to acquire portfolios with a face value aggregating $6.6 billion for an average purchase price of 3.5% of face value.

During the year ended December 31, 2008, we invested $230.3 million for portfolios with face values aggregating $6.6 billion for an average purchase price of 3.5% of face value. This is a $21.3 million increase, or 10.2%, in the amount invested, compared with the $209.0 million invested during the year ended December 31, 2007, to acquire portfolios with a face value aggregating $6.9 billion for an average purchase price of 3.0% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

During 2009, 2008 and 2007, we utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Year Ended December 31,
	2009	2008	2007
Legal collections	$232,667	$193,201	$169,005
Collection sites	185,789	157,077	126,093
Collection agencies	62,653	34,736	33,325
Sales	6,677	12,550	24,001
Other	6	1,069	2,769

	$487,792	$398,633	$355,193

Gross collections increased $89.2 million, or 22.4%, to $487.8 million during the year ended December 31, 2009, from $398.6 million during the year ended December 31, 2008.

Gross collections increased $43.4 million, or 12.2%, to $398.6 million during the year ended December 31, 2008, from $355.2 million during the year ended December 31, 2007.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Year Ended December 31,
	2009		2008		2007
			Adjusted(1)		Adjusted(1)
Revenue
Revenue from receivable portfolios, net	$299,732	94.7%	$240,802	94.1%	$241,402	95.0%
Servicing fees and related revenue	16,687	5.3%	15,087	5.9%	12,609	5.0%

Total revenue	316,419	100.0%	255,889	100.0%	254,011	100.0%

Operating expenses
Salaries and employee benefits	58,025	18.4%	58,120	22.7%	64,153	25.2%
Stock-based compensation expense	4,384	1.4%	3,564	1.4%	4,287	1.7%
Cost of legal collections	112,570	35.6%	96,187	37.6%	78,636	31.0%
Other operating expenses	26,013	8.2%	23,652	9.2%	21,533	8.5%
Collection agency commissions	19,278	6.1%	13,118	5.1%	12,411	4.9%
General and administrative expenses	26,920	8.5%	19,445	7.6%	17,478	6.9%
Depreciation and amortization	2,592	0.8%	2,814	1.1%	3,351	1.3%

Total operating expenses	249,782	79.0%	216,900	84.7%	201,849	79.5%

Income before other (expense) income and income taxes	66,637	21.0%	38,989	15.3%	52,162	20.5%

Other (expense) income
Interest expense	(16,160)	(5.1)%	(20,572)	(8.0)%	(18,648)	(7.3)%
Contingent interest expense	—	0.0%	—	0.0%	(4,123)	(1.6)%
Pay-off of future contingent interest	—	0.0%	—	0.0%	(11,733)	(4.6)%
Gain on repurchase of convertible notes, net	3,268	1.0%	4,771	1.8%	—	0.0%
Other (expense) income	(2)	0.0%	358	0.1%	1,071	0.4%

Total other expense	(12,894)	(4.1)%	(15,443)	(6.1)%	(33,433)	(13.1)%

Income before income taxes	53,743	16.9%	23,546	9.2%	18,729	7.4%
Provision for income taxes	(20,696)	(6.5)%	(9,700)	(3.8)%	(6,498)	(2.6)%

Net income	$33,047	10.4%	$13,846	5.4%	$12,231	4.8%

(1)

Adjusted for change in accounting principle related to our convertible notes. See Note 15 to our consolidated financial statements for additional information and the effect of the change to our financial statements.

Comparison of Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and impairments. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the provisions of ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” or ASC 310-30. Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our Ascension subsidiary, a provider of bankruptcy services to the finance industry.

Effective January 1, 2008, we revised our Unified Collection Score, or UCS, and Behavioral Liquidation Score, or BLS, methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there was enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied, effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast is treated as a change in estimate and, in accordance with the provisions of ASC Topic 250, “Accounting Changes and Error Corrections,” or ASC 250, is being recognized prospectively in our consolidated financial statements. This prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million for the quarter ended March 31, 2008. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08 for the quarter ended March 31, 2008.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2009					As of December 31, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$8,927	$8,927	100.0%	$—	2.8%	$—	—
2002	2,831	903	31.9%	1,254	0.3%	—	—
2003	8,021	5,932	74.0%	59	1.9%	629	31.4%
2004	11,363	6,922	60.9%	(629)	2.1%	4,600	8.1%
2005	41,948	26,332	62.8%	(2,192)	8.2%	30,804	5.6%
2006	44,554	31,864	71.5%	(4,622)	10.0%	44,030	5.1%
2007	111,116	64,045	57.6%	(6,357)	20.1%	68,739	5.8%
2008	162,846	112,657	69.2%	(6,823)	35.3%	157,807	5.0%
2009	95,852	61,460	64.1%	—	19.3%	220,268	4.4%

Total	$487,458	$319,042	65.5%	$(19,310)	100.0%	$526,877	5.0%

	Year Ended December 31, 2008					As of December 31, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Impairment) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$9,606	$9,606	100.0%	$—	3.4%	$—	—
2002	5,511	4,015	72.9%	360	1.4%	681	29.1%
2003	13,874	12,129	87.4%	15	4.3%	2,666	30.7%
2004	19,117	15,121	79.1%	(7,037)	5.4%	9,675	8.3%
2005	66,675	46,115	69.2%	(17,892)	16.3%	48,613	5.6%
2006	70,743	47,922	67.7%	(11,442)	17.0%	61,368	5.1%
2007	145,271	92,928	64.0%	(5,404)	32.9%	122,215	5.2%
2008	67,506	54,366	80.5%	—	19.3%	216,128	4.9%

Total	$398,303	$282,202	70.9%	$(41,400)	100.0%	$461,346	5.4%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net impairment or net impairment reversals.
(3)	Revenue recognition rate excludes the effects of net impairment or net impairment reversals.

Total revenue was $316.4 million for the year ended December 31, 2009, an increase of $60.5 million, or 23.7%, compared to total revenue of $255.9 million for the year ended December 31, 2008. Portfolio revenue was $299.7 million for the year ended December 31, 2009, an increase of $58.9 million, or 24.5%, compared to portfolio revenue of $240.8 million for the year ended December 31, 2008. The increase in portfolio revenue for the year ended December 31, 2009, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 31, 2009, we recorded a net impairment provision of $19.3 million, compared to a net impairment provision of $41.4 million in the prior year. The impairment for the year ended December 31, 2009 was largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressures on the consumer due to a weak economy, changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level. The impairment provision of $41.4 million for the year ended December 31, 2008 was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2004 through 2007 vintages. We believe that this was the result of broadening pressure on our consumers due to a weakening economy as well as to particular challenges we experienced in working certain portfolios.

Until economic conditions improve, we may continue to experience a shortfall in collections against our UCS forecast which, depending on the magnitude of the shortfall and the pool groups that experience such shortfall, may result in future provisions for impairment. In accordance with ASC 310-30, an impairment provision to reduce the book value and therefore, maintain a level yield on a pool group’s internal rate of return, is only recorded when current information and events indicate that it is probable that an entity will be unable to collect all of its expected future cash flows, or when the timing of such cash flows is delayed. Since we cannot presently determine the future impact of the current economic conditions on our collections, we cannot conclude that further reductions in cash flows are probable or that the timing of cash flows has changed in a manner that would significantly impact any pool groups’ internal rate of return and, therefore, have not recorded a related additional impairment.

Revenue associated with bankruptcy servicing fees earned from Ascension was $16.7 million for the year ended December 31, 2009, an increase of $1.6 million, or 10.6%, compared to revenue of $15.1 million for the year ended December 31, 2008. The increase in Ascension revenue was due to a higher volume of bankruptcy placements in 2009.

Operating Expenses

Total operating expenses were $249.8 million for the year ended December 31, 2009, an increase of $32.9 million, or 15.1%, compared to total operating expenses of $216.9 million for the year ended December 31, 2008.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits decreased $0.1 million, or less than one percent, to $58.0 million during the year ended December 31, 2009, from $58.1 million during the year ended December 31, 2008. The slight decrease was primarily the result of a decrease of $0.4 million related to deferred compensation expense which was fully amortized in 2008, offset by an increase of $0.4 million in health benefit related expenses. Additionally, total salaries and benefits declined slightly while company headcount increased. This decline is the result of a shift in our collection workforce from the United States to India and a change in our compensation plan structure in our domestic sites.

Stock-based compensation expenses

Stock-based compensation increased $0.8 million, or 23.0%, to $4.4 million during the year ended December 31, 2009, from $3.6 million during the year ended December 31, 2008. This increase was a result of equity awards granted during the year ended December 31, 2009.

Cost of legal collections

The cost of legal collections increased $16.4 million, or 17.0%, to $112.6 million during the year ended December 31, 2009, compared to $96.2 million during the year ended December 31, 2008. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase in commissions paid on increased collections through our legal channel and an increase in court cost expense. For the year ended December 31, 2009, we paid commissions of $66.5 million, or 28.6%, on legal collections of $232.7 million, compared to commissions of $55.5 million, or 28.7%, on legal collections of $193.2 million for the year ended December 31, 2008. Court costs advanced for the year ended December 31, 2009 amounted to $64.0 million, compared to $63.8 million for the year ended December 31, 2008. Court costs expensed increased to $43.6 million, but decreased to 18.7% as a percent of collections, for the year ended December 31, 2009, compared to $38.5 million, or 19.9% of collections, for the year ended December 31, 2008, due to a decrease in our expected court cost recovery rate. As a result, the cost of legal collections, as a percent of gross collections through this channel, decreased to 48.4% for the year ended December 31, 2009 from 49.8% for the year ended December 31, 2008.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Year Ended December 31,
	2009		2008
Collections	$232,667	100.0%	$193,201	100.0%

Court costs advanced	$64,047	27.5%	$63,846	33.0%
Court costs deferred	(22,169)	(9.5)%	(25,354)	(13.1)%
Deferred court costs reversal(1)	1,714	0.7%	—	0.0%

Court cost expense(2)	43,592	18.7%	38,492	19.9%
Other(3)	2,444	1.1%	2,210	1.2%
Commissions	66,534	28.6%	55,485	28.7%

Total Costs	$112,570	48.4%	$96,187	49.8%

(1)

Primarily related to our arbitration settlement with Jefferson Capital in September 2009. As part of the settlement with Jefferson Capital, we returned accounts that were subject to Jefferson Capital’s settlement with the FTC. A portion of those accounts were in our legal channel and, when these were returned, resulted in the reversal of court costs previously deferred. See Note 12 to our consolidated financial statements for further information.

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

Other operating expenses

Other operating expenses increased $2.3 million, or 10.0%, to $26.0 million during the year ended December 31, 2009, from $23.7 million during the year ended December 31, 2008. The increase was primarily the result of an increase of $0.7 million in telephone expenses, an increase of $0.5 million in skip tracing expenses, an increase of $0.5 million in direct mail campaign expenses, an increase of $0.5 million in media-related expenses and a net increase in various other operating expenses of $0.2 million.

Collection agency commissions

During the year ended December 31, 2009, we incurred $19.3 million in commissions to third party collection agencies, or 30.8%, of the related gross collections of $62.7 million, compared to $13.1 million in commissions, or 37.8%, of the related gross collections of $34.8 million during the year ended December 31, 2008. The increase in commissions was due to the increase in collections through this channel, offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the year ended December 31, 2009, we placed more freshly charged-off accounts with our agencies as compared to the prior year.

General and administrative expenses

General and administrative expenses increased $7.5 million, or 38.4%, to $26.9 million during the year ended December 31, 2009, from $19.4 million during the year ended December 31, 2008. The increase was primarily the result of an increase of $5.3 million in corporate legal expenses related primarily to our settled Jefferson Capital arbitration and other ongoing litigation, an increase of $1.2 million in corporate settlements, an increase of $0.9 million in building rent related to our India expansion discussed below, and a net increase in other general and administrative expenses of $0.1 million.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 7.9%, to $2.6 million during the year ended December 31, 2009, from $2.8 million during the year ended December 31, 2008. Depreciation expense was $2.0 million for the years ended December 31, 2009 and December 31, 2008. Amortization expense, relating to intangible assets acquired in conjunction with the acquisition of Ascension in 2005, was $0.6 million for the year ended December 31, 2009, compared to $0.8 million for the year ended December 31, 2008.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2009					2008
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks	$232,667	$112,570		48.4%	23.1%	$193,201	$96,187		49.8%	24.1%
Collection sites	185,789	22,912	(1)	12.3%	4.7%	157,077	25,267	(1)	16.1%	6.3%
Collection agency outsourcing	62,653	19,278		30.8%	4.0%	34,736	13,118		37.8%	3.3%
Sales and other	6,683	—		—	—	13,619	—		—	—
Other indirect costs	—	77,420		—	15.8%	—	65,395		—	16.5%

Total	$487,792	$232,180	(2)		47.6%	$398,633	$199,967	(2)		50.2%

(1)	Represents only account manager salaries, variable compensation and employee benefits.
(2)

Represents all operating expenses excluding stock-based compensation expense of $4.4 million and $3.6 million for the years ended December 31 2009 and 2008, respectively and costs related to Ascension of $13.2 million and $13.4 million for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, cost per dollar collected decreased by 260 basis points to 47.6% of gross collections from 50.2% of gross collections during the year ended December 31, 2008. This decrease was primarily due to several factors, including:

•

The cost of legal collections increased in total dollars but decreased as a percent of total collections to 23.1% from 24.1% and, as a percentage of legal collection, decreased to 48.4% from 49.8%. The dollar increase is primarily due to an increase in collections through this channel. The decrease in the percentage is primarily due to commissions and court cost expense growing at a rate slower than total collections.

•

Account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.3% from 6.7% and, as a percentage of our site collections, decreased to 12.3% from 16.1%. The decrease is primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure in the United States.

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization, decreased as a percentage of total collection to 15.8% from 16.5%. This decrease is primarily due to the increased leverage of spreading our non direct collection costs over a larger pool of collections. The dollar increase is due to several factors including increases in corporate legal expense related primarily to our settled Jefferson Capital arbitration and other ongoing litigation, an increase in corporate settlements and other increases to support the growth of our company.

The decrease was offset by an increase in collection agency commissions, as a percentage of total collections, to 4.0% from 3.3%. The increase in the percentage of commissions to total collections is due to collection agency commissions growing at a rate faster than total collections, offset by a decline in our commission rate resulting in a decline in cost per dollar collected in this channel from 37.8% to 30.8%, due to a change in the mix of accounts placed into this channel, primarily freshly charged off accounts. Freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

India Expansion

Due to the strong performance of our team in India and our ability to reduce our overall site cost to collect through the expansion of our offshore collection efforts, on April 22, 2009, we signed a lease for a new, larger site in India. This facility, which is located in Gurgaon, India, allows us to expand our current collector headcount from approximately 650 to 1,100. Collector capacity at our previous site was 350. Our India team relocated to this new site in September 2009. We incurred lease costs at both our previous and new sites from April 2009 through October 2009. This resulted in incremental lease expense totaling approximately $1.0 million during that period. Additionally, we have and will continue to incur costs associated with expanding our workforce in India.

Our plan is to continue to maintain headcount at current levels in our domestic collection sites and focus our future growth on India. As we expand headcount in our new, larger India site and migrate more of our collections there, we expect that our overall variable cost to collect will increase and our overall collector productivity will decline. However, once we are staffed to optimal levels, we expect that this expansion will have a positive long-term impact on both our overall cost to collect and our productivity.

Interest expense

Interest expense decreased $4.4 million, or 21.4%, to $16.2 million during the year ended December 31, 2009, from an adjusted $20.6 million during the year ended December 31, 2008.

The following table summarizes our interest expense (in thousands):

	Year Ended December 31,
	2009	2008	$ Change	% Change
		Adjusted
Stated interest on debt obligations	$12,080	$14,252	$(2,172)	(15.2)%
Amortization of loan fees and other loan costs	1,179	1,213	(34)	(2.8)%
Amortization of debt discount—convertible notes	2,901	5,107	(2,206)	(43.2)%

Total interest expense	$16,160	20,572	$(4,412)	(21.4)%

Interest expense during the year ended December 31, 2008 was retrospectively adjusted as a result of a change in accounting principle. Effective January 1, 2009, we adopted the provisions of ASC Subtopic 470-20 (“ASC 470-20”), “Debt with Conversion and Other Options.” In accordance with the provisions of ASC 470-20, we adjusted our prior years’ financial statements to separately account for the liability and equity components of our convertible senior notes (“Convertible Notes”) in a manner that reflects our nonconvertible debt borrowing rate at the time of the issuance. As a result, we created a debt discount for our Convertible Notes and incurred additional interest expense due to the amortization of debt discount. See Note 15 to our consolidated financial statements for a further discussion of this change in accounting principle.

The following table summarizes the impact of adopting ASC 470-20 on our interest expense, net debt balance and total stockholders’ equity related to our Convertible Notes during the previous reporting periods (in thousands):

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

Stated interest on debt obligations decreased $2.2 million during the year ended December 31, 2009, compared to the prior year, primarily due to decreases in our variable interest rate on our Revolving Credit Facility and decreased stated interest expense on our Convertible Notes due to a reduced principal balance as a result of buy backs, offset by increases in amounts borrowed under our Revolving Credit Facility to fund our purchases of receivable portfolios, to fund our repurchases of a portion of our Convertible Notes and for general working capital needs.

Gain on repurchase of convertible notes, net

During the year ended December 31, 2009, we repurchased $28.5 million principal amount of our outstanding Convertible Notes, for a total price of $22.3 million, plus accrued interest. The repurchases left $42.9 million principal amount of our Convertible Notes outstanding. These repurchases resulted in a pre-tax gain of $3.5 million, which was partially offset by a $0.2 million write-off of the debt issuance costs related to the portions of the Convertible Notes repurchased. The net gain of $3.3 million was recognized in our consolidated statement of operations for the year ended December 31, 2009.

Effective January 1, 2009, we retrospectively adjusted our prior year’s gain on repurchase of Convertible Notes, net upon adoption of ASC 470-20. See interest expense above and Note 15 to our consolidated financial statements for a further discussion of the change in accounting principle. During the year ended December 31, 2008, we repurchased $28.6 million principal amount of our outstanding Convertible Notes, for a total price of $20.1 million, plus accrued interest. The repurchases left $71.4 million principal amount of our Convertible Notes outstanding. As a result of adopting ASC 470-20, we retrospectively adjusted our pre-tax gain on the repurchases to $5.1 million, which was partially offset by a $0.3 million write-off of the debt issuance costs related to the portions of the Convertible Notes repurchased. The adjusted net gain of $4.8 million was recognized in our consolidated statement of operations for the year ended December 31, 2008.

Other income and expense

During the year ended December 31, 2009, total other expense was less than $0.1 million, compared to $0.4 million for the year ended December 31, 2008. The other income of $0.4 million during the year ended December 31, 2008, was primarily attributable to a $0.3 million gain recognized in connection with the early termination of a contract.

Provision for income taxes

During the year ended December 31, 2009, we recorded an income tax provision of $20.7 million, reflecting an effective rate of 38.5% of pretax income. The effective tax rate for the year ended December 31, 2009 consists primarily of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, a 1.0% beneficial adjustment to federal taxes payable as a result of state tax rate changes and a benefit for the effect of permanent book versus tax differences of 0.2%.

Effective January 1, 2009, we retrospectively adjusted our prior years’ gain on repurchase of Convertible Notes, net upon adoption of ASC 470-20. See interest expense above and Note 15 to our consolidated financial statements for a further discussion of the change in accounting principle. The overall income tax rate for the year ended December 31, 2009, decreased to 38.5% from an adjusted 41.2% for the year ended December 31, 2008. This decrease was primarily due to a net state effective tax rate decrease in 2009, the release of a tax reserve established under the uncertainty in income taxes guidance within ASC Topic 740 (“ASC 740”), “Income Taxes” and a true-up of certain tax amounts.

During the year ended December 31, 2008, as a result of adopting ASC 470-20, we retrospectively adjusted our income tax provision to $9.7 million, reflecting an effective rate of 41.2% of pretax income. The effective tax rate for the year ended December 31, 2008, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a blended provision for state taxes of 7.8%, a 1.2% adjustment to federal taxes payable as a result of state tax rate changes and a benefit for the effect of permanent book versus tax differences of 0.1%. See Note 11 to our consolidated financial statements for a further discussion of income taxes.

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

During the year ended December 31, 2008, we recorded a net impairment provision of $41.4 million, compared to a net impairment provision of $11.2 million in the prior year, which included a $1.4 million impairment on our healthcare receivables, recorded in connection with exiting our healthcare purchasing and collecting activities. The increase in the impairment provision in 2008, as compared to 2007, was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2004 through 2007 vintages. We believe that this was the result of the broadening pressure on our consumers due to a weakening economy as well as to particular challenges we experienced in working certain portfolios.

As a result of the deteriorating economic conditions, as mentioned in the Market Overview section above, we have seen a shift in payments from consumers from single payment settlements to payment plans. Payments made over longer periods of time impact our business in two ways. First, when payments are extended over longer periods of time rather than received up front, this delay in cash flows could result in a provision for impairment. Discounting a long-term payment stream using our pool group IRRs (2004 – 2007 pool group monthly IRRs range from 4.1% to 13.5%) rather than discounting a one-time settlement payment using the same IRR will result in a lower net present value. Therefore, even if the cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments under ASC 310-30 may result in a provision for impairment. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. The impact of the broken payers will reduce our overall expected collections, which results in a provision for impairment. This shift from single payment settlements to payment plans has resulted in a decrease in our actual collections, as compared to our forecasts, in certain pool groups. Since we expect this trend to continue, we expect that there will also be a collection shortfall against our forecasts in certain pool groups. As such, we made downward adjustments to our forecasted collections in these pool groups, rather than assume that collections would be in line with previously forecasted levels. These adjustments resulted in greater impairment provisions than we have historically experienced.

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

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits decreased $6.1 million, or 9.4%, to $58.1 million during the year ended December 31, 2008, from $64.2 million during the year ended December 31, 2007. The decrease was primarily due to reduced average domestic headcount, as a result of the reduction in workforce, associated with our cost savings initiatives implemented in September 2007. The reduction in our average domestic headcount attributed to a net decrease of approximately $4.9 million in wages, bonuses and related payroll taxes. The decrease also resulted from a reduction in severance costs in the current year compared to the prior year, when we recorded a one-time severance charge of $1.4 million in connection with our cost savings initiatives. The decrease was offset by a $0.2 million increase in our self insured health benefit plan costs as a result of increased claims.

Stock-based compensation expenses

Stock-based compensation decreased $0.7 million, or 16.9%, to $3.6 million during the year ended December 31, 2008, from $4.3 million during the year ended December 31, 2007. This decrease was a result of fewer grants and the decreased fair value of stock options granted in recent years, certain grants becoming fully vested during the year ended December 31, 2008 and a reversal of expense due to actual versus estimated forfeiture true-ups.

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

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Year Ended December 31,
	2008		2007
Collections	$193,201	100.0%	$169,005	100.0%

Court costs advanced	$63,846	33.0%	$53,041	31.4%
Court costs deferred	(25,354)	(13.1)%	(24,741)	(14.7)%

Court cost expense(1)	38,492	19.9%	28,300	16.7%
Other(2)	2,210	1.2%	992	0.6%
Commissions	55,485	28.7%	49,344	29.2%

Total Costs	$96,187	49.8%	$78,636	46.5%

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

Collection agency commissions

During the year ended December 31, 2008, we paid $13.1 million in commissions to third party collection agencies, or 37.8% of the related gross collections of $34.7 million, compared to $12.4 million in commissions, or 37.2% of the related gross collections of $33.3 million, during the year ended December 31, 2007. The increase in commissions is consistent with the increase in collections through this channel. The increase in commission rate as a percentage of the related gross collection is primarily the result of the mix of accounts placed with the agencies. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged-off for a longer period of time.

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

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2008					2007
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks	$193,201	$96,187		49.8%	24.1%	$169,005	$78,636		46.5%	22.1%
Collection sites	157,077	25,267	(1)	16.1%	6.3%	126,093	28,009	(1)	22.2%	7.9%
Collection agency outsourcing	34,736	13,118		37.8%	3.3%	33,325	12,411		37.2%	3.5%
Sales and other	13,619	—		—	—	26,770	—		—	—
Other indirect costs	—	65,395		—	16.5%	—	63,705		—	17.9%

Total	$398,633	$199,967	(2)		50.2%	$355,193	$182,761	(2)		51.5%

(1)	Represents only account manager salaries, variable compensation and employee benefits.
(2)

Represents all operating expenses excluding stock-based compensation expense of $3.6 million and $4.3 million for the years ended December 31, 2008 and 2007, respectively and costs related to Ascension of $13.4 million and $14.8 million for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008, cost per dollar collected decreased by 130 basis points to 50.2% of gross collections from 51.5% of gross collections during the year ended December 31, 2007. This decrease was primarily due to several factors, including:

•

Account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 6.3% from 7.9% and, as a percentage of our site collections, decreased to 16.1% from 22.2%. The decrease is primarily due to reduced average domestic headcount, as a result of the reduction in workforce, associated with our cost savings initiatives implemented in September 2007 and a shift in our collection workforce from the United States to India.

•

Collection agency commissions increased in total dollars but decreased as a percentage of total collections, to 3.3% from 3.5%. The dollar increase is due to a slight increase in both collections through this channel and a slight increase in the agency commission rate resulting in an increase in cost per dollar collected in this channel from 37.2% to 37.8%. Commissions, as a percentage of collections, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. The decrease in the percentage of commissions to total collections is primarily due to collection agency collections and commissions growing at a rate slower than total collections.

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization, decreased as a percentage of total collections to 16.5% from 17.9%. This decrease is primarily due to the increased leverage of spreading our non direct collection costs over a larger pool of collections.

The decrease in cost per dollar collected was offset by an increase in the cost of legal collections, as a percent of total collections, to 24.1% from 22.1% and, an increase in the cost as a percentage of legal collections, to 49.8% from 46.5%. The increase is primarily due to an increase in gross collections through our legal channel, an increase in upfront court costs expensed associated with our pursuit of legal collections, and an increase in costs related to counter claims, offset by a lower overall commission rate, driven by lower bonus commissions paid to our law firms.

Interest expense

Interest expense decreased $13.9 million, or 40.4%, to an adjusted $20.6 million during the year ended December 31, 2008, from an adjusted $34.5 million during the year ended December 31, 2007.

The following table summarizes our interest expense (in thousands):

	Year Ended December 31,
	2008	2007	$ Change	% Change
	Adjusted	Adjusted
Stated interest on debt obligations	$14,252	$12,401	$1,851	14.9%
Amortization of loan fees and other loan costs	1,213	1,322	(109)	(8.2)%
Amortization of debt discount—convertible notes	5,107	4,925	182	3.7%

Subtotal	20,572	18,648	1,924	10.3%

Contingent interest	—	4,123	(4,123)	(100.0)%
Pay-off of future contingent interest	—	11,733	(11,733)	(100.0)%

Total interest expense	$20,572	$34,504	$(13,932)	(40.4)%

As of December 31, 2004, we no longer made borrowings under our prior secured financing facility (“Secured Financing Facility”). As of December 31, 2006, we repaid in full the principal balance of the Secured Financing Facility. Prior to May 7, 2007, we shared with the lender the residual collections on purchases made under this facility, net of servicing fees paid to us. The residual collections paid to the lender were classified as contingent interest, or Contingent Interest. On May 7, 2007, we entered into an agreement with the lender under the Secured Financing Facility to eliminate all future Contingent Interest payments for a one-time payment of $16.9 million. This agreement effectively eliminated all future Contingent Interest payments and released our lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. Subsequent to the second quarter of 2007, we no longer are required to pay any Contingent Interest expense under the Secured Financing Facility.

We have financed portfolio purchases subsequent to December 31, 2004 using our Revolving Credit Facility, which does not require the sharing of residual collections with the lender. See Note 8 to our consolidated financial statements for a further discussion of our Revolving Credit Facility.

Interest expense during the years ended December 31, 2008 and December 31, 2007 was retrospectively adjusted as a result of a change in accounting principle. Effective January 1, 2009, we adopted the provisions ASC 470-20. In accordance with the provisions of ASC 470-20, we adjusted our prior years’ financial statements to separately account for the liability and equity components of our Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate at the time of the issuance. As a result, we created a debt discount for our Convertible Notes and incurred additional interest expense due to the amortization of debt discount. See Note 15 to our consolidated financial statements for a further discussion of this change in accounting principle.

Stated interest on debt obligations increased $1.9 million during the year ended December 31, 2008, as compared to the prior year, due to an increase in amounts borrowed to fund our purchases of receivable portfolios and general working capital needs, offset by decreased interest expense on our Convertible Notes driven by the reduced principal balance.

Gain on repurchase of convertible notes, net

During the year ended December 31, 2008, we repurchased $28.6 million principal amount of our outstanding Convertible Notes, for a total price of $20.1 million, plus accrued interest. The repurchases left $71.4 million principal amount of our Convertible Notes outstanding.

Effective January 1, 2009, we retrospectively adjusted our prior years’ gain on repurchase of Convertible Notes, net upon adoption of ASC 470-20. See interest expense above and Note 15 to our consolidated financial statements for a further discussion of the change in accounting principle. As a result of adopting ASC 470-20, we retrospectively adjusted our pre-tax gain on the repurchases to $5.1 million, which was partially offset by a $0.3 million write-off of the debt issuance costs related to the portions of the Convertible Notes repurchased. The adjusted net gain of $4.8 million was recognized in our consolidated statement of operations for the year ended December 31, 2008.

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

Provision for income taxes

Effective January 1, 2009, we retrospectively adjusted our prior year’s gain on repurchase of Convertible Notes, net upon adoption of ASC 470-20. See interest expense above and Note 15 to our consolidated financial statements for a further discussion of the change in accounting principle.

During the year ended December 31, 2008, as a result of adopting ASC 470-20, we retrospectively adjusted our income tax provision to $9.7 million, reflecting an effective rate of 41.2% of pretax income. The effective tax rate for the year ended December 31, 2008, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a blended provision for state taxes of 7.8%, a 1.2% adjustment to federal taxes payable as a result of state tax rate changes and a benefit for the effect of permanent book versus tax differences of 0.1%.

The overall income tax rate for the year ended December 31, 2008 increased to 41.2% from 34.7% as compared to the year ended December 31, 2007. This increase was primarily due to a net state effective tax rate increase in 2008 and to one time state related tax reductions experienced in 2007. In 2008, a number of state taxing methodology changes became effective, the majority of which resulted in an increase to our 2008 net state effective tax rate. The one-time reductions in 2007 resulted from the cumulative effect of 2007 and prior years’ favorable state tax ruling, a net beneficial adjustment to the state and federal tax payables resulting from the completion of back state tax returns and a beneficial adjustment to deferred taxes as a result of the recognition of certain state generated net operating losses.

During the year ended December 31, 2007, as a result of adopting ASC 470-20, we retrospectively adjusted our income tax provision to $6.5 million, reflecting an effective rate of 34.7% of pretax income. The effective tax rate for the year ended December 31, 2007, consists primarily of a provision for federal income taxes of 32.6% (which is net of a benefit for state taxes of 2.4%), a blended provision for state taxes of 6.7%, a benefit for the effect of permanent book versus tax differences of 1.1% and a benefit of 3.5% relating to state taxes. The 3.5% benefit for 2007 is primarily due to a new effective state tax rate resulting from the receipt of a favorable ruling from a state tax authority granting us the right to use a more favorable filing methodology, a net beneficial adjustment of $0.3 million to the state and federal tax payables resulting from the completion of our 1999-2006 state tax returns, a beneficial adjustment to our deferred taxes and the recognition of the benefit of certain state net operating losses generated in 2006. See Note 11 to our consolidated financial statements for a further discussion of income taxes.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through December 31, 2009
			<2003	2003	2004	2005	2006	2007	2008	2009	Total(2)	CCM(3)
<2003	$195,661	(4)	$331,683	$126,730	$105,982	$74,843	$54,248	$24,055	$12,880	$8,313	$738,734	3.8
2003	88,503		—	59,038	86,958	69,932	55,131	26,653	13,897	8,032	319,641	3.6
2004	101,330		—	—	39,400	79,845	54,832	34,625	19,116	11,363	239,181	2.4
2005	192,591		—	—	—	66,491	129,809	109,078	67,346	42,387	415,111	2.2
2006	141,972		—	—	—	—	42,354	92,265	70,743	44,553	249,915	1.8
2007	204,308		—	—	—	—	—	68,048	145,272	111,117	324,437	1.6
2008	227,961		—	—	—	—	—	—	69,049	165,164	234,213	1.0
2009	254,660		—	—	—	—	—	—	—	96,529	96,529	0.4

Total	$1,406,986		$331,683	$185,768	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$2,617,761	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2009, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2009 – collections as a multiple of purchase price.
(4)	From inception through December 31, 2002.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2003	$195,661	(4)	$738,734	$159	$738,893	3.8
2003	88,503		319,641	2,047	321,688	3.6
2004	101,330		239,181	8,106	247,287	2.4
2005	192,591		415,111	57,030	472,141	2.5
2006	141,972		249,915	93,667	343,582	2.4
2007	204,308		324,437	148,619	473,056	2.3
2008	227,961		234,213	344,832	579,045	2.5
2009	254,660		96,529	505,551	602,080	2.4

Total	$1,406,986		$2,617,761	$1,160,011	$3,777,772	2.7

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2009, excluding collections on behalf of others.
(3)	Includes $0.5 million in expected collections for the healthcare portfolios on cost recovery.
(4)	From inception through December 31, 2002.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2010	2011	2012	2013	2014	2015	2016	Total
<2003(1)	$159	$—	$—	$—	$—	$—	$—	$159
2003	2,047	—	—	—	—	—	—	2,047
2004	6,067	2,039	—	—	—	—	—	8,106
2005	30,160	19,859	6,994	17	—	—	—	57,030
2006	36,209	27,613	20,050	9,795	—	—	—	93,667
2007	64,932	39,636	25,707	14,507	3,837	—	—	148,619
2008	135,897	89,331	56,536	35,909	20,142	7,017	—	344,832
2009	156,132	146,768	91,872	55,471	32,274	17,169	5,865	505,551

Total	$431,603	$325,246	$201,159	$115,699	$56,253	$24,186	$5,865	$1,160,011

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2009(1)	Purchase Price(2)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	$629	$88,503	0.7%	0.1%
2004	4,600	101,330	4.5%	0.9%
2005	30,804	192,591	16.0%	5.8%
2006	44,030	141,972	31.0%	8.4%
2007	68,739	204,308	33.6%	13.0%
2008	157,807	227,961	69.2%	30.0%
2009	220,268	254,660	86.5%	41.8%

Total	$526,877	$1,211,325	43.5%	100.0%

(1)	Includes $0.5 million for healthcare portfolios being accounted for on the cost recovery method.
(2)

Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, plus an allocation of our forward flow asset (if applicable), and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Changes in the Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios comprises two groups. First, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value Zero Basis Portfolios and, therefore, every dollar of gross collections is recorded entirely as Zero Basis Revenue. If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is recognized on Cost Recovery Portfolios until the cost basis has been fully recovered, at which time they become Zero Basis Portfolios.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Year Ended December 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	256,632	—	—	256,632
Gross collections(1)	(478,253)	(237)	(8,968)	(487,458)
Put-backs and recalls	(3,371)	—	(4)	(3,375)
Revenue recognized(2)	310,116	—	8,926	319,042
Impairment, net	(19,356)	—	46	(19,310)

Balance, end of period	$526,366	$511	$—	$526,877

Revenue as a percentage of collections(3)	64.8%	0.0%	99.5%	65.4%

	Year Ended December 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	230,278	—	—	230,278
Gross collections(1)	(388,110)	(587)	(9,606)	(398,303)
Put-backs and recalls	(3,330)	(310)	—	(3,640)
Revenue recognized(2),(4)	272,596	—	9,606	282,202
Impairment, net(4)	(41,400)	—	—	(41,400)

Balance, end of period	$460,598	$748	$—	$461,346

Revenue as a percentage of collections(3)	70.2%	0.0%	100.0%	70.9%

	Year Ended December 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	208,953	—	—	208,953
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections(1)	(339,357)	(203)	(15,164)	(354,724)
Put-backs and recalls	(3,767)	(2)	—	(3,769)
Revenue recognized(2)	237,467	—	15,164	252,631
Impairment, net	(9,839)	—	—	(9,839)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$390,564	$1,645	$—	$392,209

Revenue as a percentage of collections(3)	70.0%	0.0%	100.0%	71.2%

(1)	Does not include amounts collected on behalf of others.
(2)	Includes retained interest.
(3)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.
(4)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.

As of December 31, 2009, we had $526.9 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2010	$147,792
2011	152,167
2012	103,101
2013	65,859
2014	35,388
2015	17,467
2016	5,103

Total	$526,877

Analysis of Changes in Revenue

The following table analyzes the components of the change in revenue from our receivable portfolios between the years ended December 31, 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended December 31,
Variance Component	2009	2008	Change	Revenue Variance
Average portfolio balance	$483,392	$409,298	$74,094	$49,346
Weighted average effective interest rate(1)	64.2%	66.6%	(2.4)%	$(11,827)
Zero basis revenue	$8,927	$9,606		$(679)
Net impairment	$(19,310)	$(41,400)		$22,090

Total variance				$58,930

	Year Ended December 31,
Variance Component	2008	2007	Change	Revenue Variance
Average portfolio balance	$409,298	$328,204	$81,094	$58,674
Weighted average effective interest rate(1)	66.6%	72.4%	(5.8)%	$(23,546)
Zero basis revenue	$9,606	$15,164		$(5,558)
Net impairment	$(41,400)	$(11,230)		$(30,170)

Total variance				$(600)

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

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Year Ended December 31,
	2009	2008	2007
Legal collections	$232,667	$193,201	$169,005
Collection sites	185,789	157,077	126,093
Collection agencies	62,653	34,736	33,325
Sales	6,677	12,550	24,001
Other	6	1,069	2,769

	$487,792	$398,633	$355,193

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections
	Year Ended December 31,
	2009		2008		2007
Collections	$232,667	100.0%	$193,201	100.0%	$169,005	100.0%

Commissions	$66,534	28.6%	$55,485	28.7%	$49,344	29.2%
Court cost expense(1)	43,592	18.7%	38,492	19.9%	28,300	16.7%
Other(2)	2,444	1.1%	2,210	1.2%	992	0.6%

Total costs	$112,570	48.4%	$96,187	49.8%	$78,636	46.5%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist primarily of costs related to counter claims and legal network subscription fees.

	Collection Agencies
	Year Ended December 31,
	2009		2008		2007
Collections	$62,653	100.0%	$34,736	100.0%	$33,325	100.0%
Total costs	$19,278	30.8%	$13,118	37.8%	$12,411	37.2%

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$75,345
2004	—	$23,455	$37,674	$21,676	$12,029	$5,840	$3,665	$104,339
2005	—	—	$21,694	$40,762	$22,152	$10,582	$6,226	$101,416
2006	—	—	—	$39,395	$82,740	$43,303	$22,527	$187,965
2007	—	—	—	—	$41,958	$80,211	$44,321	$166,490
2008	—	—	—	—	—	$47,320	$110,868	$158,188
2009	—	—	—	—	—	—	$40,856	$40,856

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$4,161
2004	—	$2,509	$2,937	$1,087	$406	$223	$153	$7,315
2005	—	—	$3,271	$4,426	$859	$356	$218	$9,130
2006	—	—	—	$10,158	$10,291	$1,829	$407	$22,685
2007	—	—	—	—	$15,357	$11,952	$1,178	$28,487
2008	—	—	—	—	—	$19,322	$15,842	$35,164
2009	—	—	—	—	—	—	$17,009	$17,009

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$23,597
2004	—	$7,273	$12,060	$6,653	$3,498	$1,690	$1,063	$32,237
2005	—	—	$6,725	$12,108	$6,364	$3,036	$1,792	$30,025
2006	—	—	—	$11,451	$23,659	$12,370	$6,464	$53,944
2007	—	—	—	—	$11,845	$22,927	$12,697	$47,469
2008	—	—	—	—	—	$13,678	$31,794	$45,472
2009	—	—	—	—	—	—	$11,476	$11,476

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	36.8%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	37.9%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	38.6%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	40.8%
2007	—	—	—	—	64.8%	43.5%	31.3%	45.6%
2008	—	—	—	—	—	69.7%	43.0%	51.0%
2009	—	—	—	—	—	—	69.7%	69.7%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009	Total
2003	23	29	5	2	—	—	—	59
2004	—	59	39	11	2	—	—	111
2005	—	—	76	46	3	—	—	125
2006	—	—	—	205	105	4	—	314
2007	—	—	—	—	269	106	4	379
2008	—	—	—	—	—	338	136	474
2009	—	—	—	—	—	—	245	245

(1)	Represents the year the account was placed into litigation.
(2)	Represents the year the account was placed into our legal channel.

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of December 31,
	2009		2008		2007
	U.S.	India	U.S.	India	U.S.	India
General & Administrative	345	170	312	87	313	58
Account Manager	223	665	240	341	318	234
Bankruptcy Specialist	64	56	67	35	47	18

	632	891	619	463	678	310

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Year Ended December 31,
	2009	2008	2007
Gross collections—collection sites	$185,789	$157,078	$126,851
Average active account managers	678	574	560
Collections per average active account manager	$274.0	$273.7	$226.5

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Year Ended December 31,
	2009	2008	2007
Gross collections—collection sites	$185,789	$157,077	$126,093
Total hours paid	1,242	1,078	964
Collections per hour paid	$149.6	$145.7	$130.8

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Year Ended December 31,
	2009	2008	2007
Gross collections—collection sites	$185,789	$157,077	$126,093
Direct cost(1)	$22,912	$25,267	$28,009
Cost per dollar collected	12.3%	16.1%	22.2%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Year Ended December 31,
	2009	2008	2007
Portfolio Purchasing and Collecting Activities
Collections related	$22,912	$25,267	$28,009
General & administrative	27,291	25,615	27,314

Subtotal	50,203	50,882	55,323
Bankruptcy Services	7,822	7,238	8,830

	$58,025	$58,120	$64,153

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2006	673	558,574	27,091	2,403
Q2 2006	837	594,190	21,262	2,118
Q3 2006	1,469	1,081,892	32,334	2,939
Q4 2006	814	1,439,826	63,600	3,184
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—

(1)

Allocation of the forward flow asset to the cost basis of receivable portfolio purchases. In July 2008, we ceased forward flow purchases from Jefferson Capital due to an alleged breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. In September 2009, we settled our dispute with Jefferson Capital. As part of the settlement, we purchased a receivable portfolio and applied the remaining forward flow asset to that purchase. See Note 12 to our consolidated financial statements for further information.

Purchases by Paper Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased by paper type for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007
Credit card	$256,632	$201,315	$188,207
Other	—	28,963	20,746

	$256,632	$230,278	$208,953

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$76,116	$63,071	$19,610
Net cash used in investing activities	$(79,171)	$(107,252)	$(95,059)
Net cash provided by financing activities	$1,102	$45,846	$73,334

On December 31, 2004, our prior Secured Financing Facility expired. All of our portfolio purchases are funded with cash or financed under our $335.0 million Revolving Credit Facility. Unlike the Secured Financing Facility, our Revolving Credit Facility does not require us to share with the lender the residual collections on the portfolios financed. See Note 8 to our consolidated financial statements for a further discussion on our Revolving Credit Facility, Secured Financing Facility and Contingent Interest.

On May 7, 2007, we entered into an agreement with the lender under our prior Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. As a result, beginning in May 2007, we are no longer obligated to make future Contingent Interest payments under this facility.

On February 8, 2010, we entered into a new $327.5 million, three-year revolving credit facility (“2010 Revolving Credit Facility”). The 2010 Revolving Credit Facility replaces the Revolving Credit Facility and as a result, the Revolving Credit Facility terminated on February 8, 2010. See Note 17 to our consolidated financial statements for a further discussion of our 2010 Revolving Credit Facility.

Amendments of Revolving Credit Facility

During 2005, we entered into a three-year Revolving Credit Facility, to be used for the purposes of purchasing receivable portfolios and for general working capital needs. This Revolving Credit Facility has been amended several times to meet our needs. We entered into two amendments to our Revolving Credit Facility during the year ended December 31, 2008. The most significant of these amendments was entered into and effective on July 3, 2008, which expanded the capacity of our Revolving Credit Facility to $335.0 million, added three additional lenders to our syndicate and increased the applicable interest rate spread, under certain circumstances, by 25 to 75 basis points. See Note 8 to our consolidated financial statements for a further discussion of our debt and amendments to our Revolving Credit Facility.

Repurchase of Convertible Notes

On February 27, 2007, our board of directors authorized a securities repurchase program under which we may buy back up to $50.0 million (at cost) of a combination of our common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Repurchases are subject to compliance with applicable legal requirements and other factors. During the year ended December 31, 2009, we repurchased $28.5 million principal amount of our outstanding Convertible Notes, for a total price of $22.3 million, plus accrued interest. From the inception of the securities repurchase program, we have repurchased $57.1 million principal amount of our Convertible Notes, for a total cash payment of $42.4 million. We have not repurchased any common stock under this program. As of December 31, 2009, we had approximately $42.9 million principal amount of outstanding Convertible Notes due September 19, 2010.

On February 8, 2010, our board of directors approved a new $50.0 million securities repurchase program to replace our existing program. With the execution of our new $327.5 million, three-year revolving credit facility, we now have the renewed ability to repurchase up to $50.0 million in any combination of our common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. Our board authorized this new securities repurchase program allowing us to repurchase an aggregate of up to $50.0 million of any combination of our common stock and Convertible Notes. This new program replaces our remaining available repurchase authority under our prior program. See Note 17 to our consolidated financial statements for a further discussion of the new revolving credit facility and securities repurchase program.

Operating Cash Flows

Net cash provided by operating activities was $76.1 million, $63.1 million and $19.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash provided by operating activities for the year ended December 31, 2009, is primarily related to net income of $33.0 million, $19.3 million in a non-cash add back related to the net impairment of our receivable portfolios and $11.2 million increase in income taxes payable. Cash provided by operating activities for the year ended December 31, 2008, is primarily related to net income of $13.8 million and $41.4 million in a non-cash add back related to the net impairment of our receivable portfolios. Cash provided by operating activities for the year ended December 31, 2007, is primarily related to net income of $12.2 million and $11.2 million in a non-cash add back related to the net impairment of our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $79.2 million, $107.3 million and $95.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The cash flows used in investing activities for the year ended December 31, 2009, are primarily related to receivable portfolio purchases of $246.3 million ($256.6 million of gross purchases less our forward flow allocation of $10.3 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $168.4 million. The cash flows used in investing activities for the year ended December 31, 2008, are primarily related to receivable portfolio purchases of $224.7 million ($230.3 million of gross purchases less our forward flow allocation of $5.6 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $116.1 million. The cash flows used in investing activities for the year ended December 31, 2007, are primarily related to receivable portfolio purchases of $197.2 million ($208.9 million of gross purchases less our forward flow allocation of $11.7 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $102.1 million.

Capital expenditures for fixed assets acquired with internal cash flow were $4.6 million, $2.3 million and $1.4 million for years ended December 31, 2009, 2008 and 2007, respectively.

Financing Cash Flows

Net cash provided by financing activities was $1.1 million, $45.8 million and $73.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The cash provided by financing activities during the year ended December 31, 2009, reflects $68.5 million in repayments of amounts outstanding under our line of credit and $22.3 million in repurchase of our outstanding Convertible Notes, offset by $90.5 million in borrowings under our line of credit agreement. The cash provided by financing activities during the year ended December 31, 2008, reflects $42.2 million in repayments of amounts outstanding under our line of credit and $20.1 million in repurchase of our outstanding Convertible Notes, offset by $108.0 million in borrowings under our line of credit agreement. Cash provided by financing activities during the year ended December 31, 2007, reflects $48.5 million in repayments of amounts outstanding under our line of credit and other borrowings, offset by $121.0 million in borrowings under our line of credit agreement.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving credit facility(1)	$260,000	$—	$—	$260,000	$—
3.375% convertible notes	42,920	42,920	—	—	—
Estimated interest payments(2)	63,638	15,167	41,538	6,933	—
Accrued income taxes(3)	2,681	2,681	—	—	—
Purchase commitments on receivable portfolios(4)	104,679	104,679	—	—	—
Lease obligations	26,055	4,571	11,844	7,210	2,430
Employee agreements	172	172	—	—	—

Total contractual cash obligations	$500,145	$170,190	$53,382	$274,143	$2,430

(1)

On February 8, 2010, we entered into our 2010 Revolving Credit Facility which expires in May 2013. The 2010 Revolving Credit Facility replaces the Revolving Credit Facility and as a result, the Revolving Credit Facility was terminated.

(2)

We calculated estimated interest payments for long-term debt as follows: for the 3.375% convertible notes, we calculated interest based on the applicable rates and payment dates. For our Revolving Credit Facility, we calculated the interest for the hedged portion using fixed interest rates plus the required spread. For the remaining balance, which is subject to a variable interest rate, we estimated the debt balance and interest rates based on our determination of the most likely scenario including entering into a replacement revolving line of credit. We expect to settle such interest payments with cash flows from operating activities.

(3)

The non-current portion of our income tax liability was approximately $17.0 million, which was not included in the total above. At this time, the settlement period for the non-current portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. Refer to Note 10 to the consolidated financial statements for further information on our income taxes. We expect to settle cash income tax payments with cash flows from operating activities.

(4)

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

The outstanding balance on our Revolving Credit Facility as of December 31, 2009, was $260.0 million. As discussed above, effective July 3, 2008, we expanded the capacity of our Revolving Credit Facility from $230.0 million to $335.0 million, which provided us with a significant amount of additional capital to fund our growth. For additional information on our debt, see Note 8 to our consolidated financial statements.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge to our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of ASC 470-20, we have achieved 32 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $8.4 million as of December 31, 2009, and availability under our new $327.5 million 2010 Revolving Credit Facility which expires in May 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three years ended December 31, 2009, 2008, and 2007, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Critical Accounting Policies

Investment in Receivable Portfolios and Related Revenue. Commencing January 1, 2005, we began accounting for our investment in receivable portfolios in accordance with the provisions of ASC 310-30. ASC 310-30 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. ASC 310-30 limits the revenue that may be accreted, (also known as accretable yield), to the excess of our estimate of undiscounted cash flows expected to be collected over our investment, or cost basis, in the pool.

As permitted by ASC 310-30, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of ASC 310-30 were aggregated by quarter of purchase.

In compliance with ASC 310-30, we account for our investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

Contingent Interest. Prior to May 7, 2007, under the terms of our prior Secured Financing Facility, once we repaid the lender for the notes for each purchased portfolio and collected sufficient amounts to recoup our initial cash investment in each purchased portfolio, we then shared the residual collections, or Contingent Interest, from the receivable portfolios, net of servicing fees, with the lender. We made estimates with respect to the timing and amount of collections of future cash flows from these receivable portfolios. Based on these estimates, we recorded a portion of the estimated future profit sharing obligation as Contingent Interest expense.

On May 7, 2007, we entered into an agreement with the lender under our prior Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. Subsequent to that date, we are no longer obligated to make any contingent interest payments under the Secured Financing Facility and as a result, no longer record such interest in our statements of income.

Deferred Revenue. On August 30, 2005, we acquired substantially all the assets and assumed certain liabilities of Ascension. Ascension provides bankruptcy administration services primarily to holders of motor vehicle secured loans, on which the debtor has filed for Chapter 7 or 13 bankruptcy protection. These services are provided subject to the terms of long-term contracts. Such contracts generally have initial terms of one or two years and automatically renew annually. Fees for the bankruptcy administration services are charged on a ‘per referred’ account basis and generally consist of an upfront fee at the time of account referral. This upfront fee is typically coupled with either an ongoing monthly service fee per referred account or service specific fees based on a predetermined fee schedule. The servicing deliverable for Chapter 7 accounts is focused on the completion of the entire bankruptcy process resulting in the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). Due to practical limitations and constraints, a historical average life of seven months is used rather than actual closure dates. Therefore, the total financial consideration (less efforts applied to litigation for client contracts without a separate litigation fee schedule) is recognized seven months after a referred account is activated. Chapter 13 bankruptcy proceedings, also known as reorganization, are generally designed to restructure an individual’s debts and allow them to propose a repayment plan detailing how they are going to pay back their debts over the plan period. The responsibility of Ascension is to ensure that the client’s claim is recognized by the court to the maximum benefit of Ascension’s client, and to monitor and/or collect the debtor payments throughout the confirmed bankruptcy plan term. The average duration period for Chapter 13 bankruptcy placements is thirty-five months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is recognized ratably, including any upfront fees we received over time as the services are provided. The litigation deliverable is an as incurred event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. Any billings in excess of the ratable revenue will be deferred. The average duration period for Chapter 7 and 13 bankruptcy placements is reviewed periodically for changes.

Convertible Notes Hedge. In 2005, we issued $100.0 million of 3.375% Convertible Notes due September 19, 2010. Concurrent with the sale of the Convertible Notes, we purchased call options to purchase shares of our common stock and sold warrants to sell shares of our our common stock to the parties to which the Convertible Notes were issued. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” we recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in our consolidated financial statements.

Forward Flow Asset. In connection with our acquisition of certain assets from Jefferson Capital in June 2005, we entered into a forward flow agreement to purchase a minimum of $3.0 billion in face value of credit card charge-offs over the following five years at a fixed price. We allocated $42.5 million of the acquisition purchase price to this agreement, which is reflected on the consolidated statements of financial condition as forward flow asset. As part of this forward flow agreement, the seller is obligated to sell a predetermined minimum amount of charged-off credit card accounts to us. The forward flow agreement contains penalty provisions if the seller fails to meet such minimum requirements. Any monies received pursuant to such penalty provisions would be applied to the carrying balance of the forward flow asset.

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

Prior to our cessation of forward flow purchases from Jefferson Capital and CompuCredit, we allocated a portion of the forward flow asset to the cost basis of receivable portfolio purchases under the forward flow agreement as purchases are made. As a result of the settlement as discussed above, the remaining forward flow asset of $10.3 million was fully allocated to the purchase price of the large portfolio we acquired as part of the settlement. Following the settlement, we will have no further forward flow purchase obligations with Jefferson Capital and CompuCredit. See Note 12 to our consolidated financial statements, for more information on our settled dispute with Jefferson Capital and CompuCredit.

Deferred Court Costs. We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of court costs that have been advanced and recovered, or that we anticipate recovering. Deferred Court Costs not recovered within three years of placement are fully written off.

Derivative Instruments and Hedging Activities. We use derivative instruments to manage risks related to interest rates and foreign currency. Our interest rate swap contracts and foreign exchange contracts qualify for hedge accounting treatment under the provisions of ASC Topic 815 “Derivatives and Hedging,” or ASC 815.

ASC 815 requires that qualifying derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivatives, if any, is recognized in earnings in the period of change. See Note 3 to our consolidated financial statements for further discussion of our derivative instruments.

Stock-Based Compensation. On January 1, 2006, we adopted the provisions within ASC Topic 718 “Compensation—Stock Compensation.” Under this guidance, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. See Note 9 to our consolidated financial statements for further discussion of our stock-based compensation.

Income Taxes. We use the liability method of accounting for income taxes in accordance with ASC 740. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statements of income. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statements of income. See Note 10 to our consolidated financial statements for further discussion of income taxes.

Accounting for Uncertainty in Income Taxes. On January 1, 2007, we adopted the provisions within ASC 740 related to uncertainty in income taxes. This guidance establishes recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. Additionally, these provisions provide guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Upon adoption, we did not have any uncertain tax positions and as a result, we were not required to record any cumulative effect adjustment to retained earnings. See Note 10 to our consolidated financial statements for further discussion of the impact of the provisions for uncertainty in income taxes.

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

Significant estimates have also been made with respect to Ascension’s service revenue, the realizability of our net deferred court costs, forward flow asset, other assets, intangible assets, net deferred tax assets and tax reserve, stock-based compensation, and the potential liabilities with respect to our health benefits plans.

Changes in Accounting Estimate

Effective January 1, 2008, we revised our UCS and BLS methodologies by extending our collection forecast from 72 months to 84 months. UCS is a proprietary forecasting tool that generates portfolio level expectations of liquidation for portfolios that we have owned and serviced for more than six months. BLS forecasts portfolio level expectations based on credit characteristics for portfolios owned and serviced less than six months. We have observed that receivable portfolios purchased in 2001 and prior have consistently experienced cash collections beyond 72 months from the date of purchase. When we first developed our cash forecasting models in 2001, limited historical collection data was available with which to accurately model projected cash flows beyond 60 months. During the quarter ended June 30, 2006, we determined there was enough additional collection data accumulated over the previous several years, in addition to improvements in our forecasting tools, allowing us to extend the collection forecast to 72 months. During the quarter ended March 31, 2008, we determined that there were enough additional collection data to accurately extend the collection forecast in both our UCS and BLS models to 84 months. The increase in the collection forecast from 72 to 84 months was applied effective January 1, 2008, to each portfolio for which we could accurately forecast through such term and resulted in an increase in the aggregate total estimated remaining collections for the receivable portfolios by $67.3 million, or 7.5%, as of March 31, 2008. We did not extend the forecast on telecom portfolios as we do not anticipate significant collections past 72 months on these portfolios. The extension of the collection forecast was treated as a change in estimate and, in accordance with ASC 250 was recognized prospectively in our consolidated financial statements, effective January 1, 2008. In the quarter ended March 31, 2008, this prospective treatment resulted in a reduction in our net impairment provision of $3.1 million and an increase in revenue of $0.1 million. The impact of the change in estimate resulted in an increase in net income of $1.9 million and an increase in fully diluted earnings per share of $0.08, which we recorded in the quarter ended March 31, 2008.

New Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification, which has become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles, in addition to guidance issued by the Securities and Exchange Commission. The codification supersedes all prior FASB, AICPA, EITF, and related literature. The codification, which is effective for interim and annual periods ending after September 15, 2009, is organized into approximately 90 accounting topics. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” We have incorporated the current codification in our Form 10-K.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,” which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. We have no liabilities that are governed by this update but will apply its provisions in the future as applicable.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” which establishes a selling price hierarchy for determining the selling price of a deliverable, and eliminates the residual method of allocation. This update requires the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently analyzing the impact of this update, if any, to our consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This guidance will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. We are currently analyzing the impact of this statement, if any, to our consolidated financial statements.

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

In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Item 7A—Quantitative and Qualitative Disclosure About Market Risk

Our exposure to market risk relates to interest rate risk associated with our variable rate borrowings. As of December 31, 2009, we had total borrowings of $260.0 million outstanding under our Revolving Credit Facility, of which $210.0 million was subject to variable interest rates. See Note 8 to our consolidated financial statements for a further discussion of debt.

Changes in short-term interest rates also affect our earnings as a result of our borrowings under variable rate borrowing agreements. If the market interest rates for our variable rate agreements increase at an average of 10.0%, interest expense would increase, and income before income taxes would decrease by approximately $0.8 million, on an annualized basis, based on the amount of related outstanding borrowings subject to variable interest rates as of December 31, 2009, of $210.0 million. Conversely, if market interest rates decreased an average of 10.0%, our interest expense would decrease, thereby increasing income before income taxes by approximately $0.8 million, on an annualized basis, based on borrowings subject to variable interest rates as of December 31, 2009.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the Report of BDO Seidman LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-38.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2009, as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 8, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Diego, California

February 8, 2010

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

Item 9B—Other Information

None

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2010 Proxy Statement to be filed no later than April 30, 2010, is hereby incorporated by reference.

Item 11—Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the 2010 Proxy Statement to be filed no later than April 30, 2010, is hereby incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2010 Proxy Statement to be filed no later than April 30, 2010, is hereby incorporated by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2010 Proxy Statement to be filed no later than April  30, 2010, is hereby incorporated by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2010 Proxy Statement to be filed no later than April 30, 2010, is hereby incorporated by reference.

PART IV

Item 15—Exhibits, Financial Statement Schedules

(a) Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through May 1, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2007)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

4.7	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

Number	Description
4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.6+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.8+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.9+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.11	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.12	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.13	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.14	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

10.15	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

10.16	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.17	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

Number	Description
10.18	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.19	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.20	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.21	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.22+	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.23+	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.24	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.26	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.27	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.28	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.29	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.30	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Number	Description
10.31	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.34	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Lease Agreement, dated as of March 24, 2009, between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.36	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.37	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.38	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.39	Sublease, dated as of February 12, 2004, by and between Southwestern Bell Telephone, L.P. and Ascension Capital Group, Inc., as successor in interest to Ascension Capital Group, Ltd., for real property located in Arlington, Texas (filed herewith)

10.40	Assignment and Consent to Assignment of Sublease, dated as of August 18, 2005, by and between DBSI Housing, Inc., Ascension Capital Group, Ltd., Encore Capital Group, Inc., Ascension Acquisition, L.P., now known as Ascension Capital Group, Inc., and Southwestern Bell Telephone, L.P. (filed herewith)

10.41	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.42	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

Number	Description
10.43	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP, dated February 8, 2010 to the incorporation by reference of their report dated February 8, 2010, in the Company’s Registration Statements on Form S-8 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/S/ J. BRANDON BLACK
J. Brandon Black
President and Chief Executive Officer

Date: February 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ J. BRANDON BLACK J. Brandon Black	President and Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2010

/S/ PAUL GRINBERG Paul Grinberg	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 8, 2010

/S/ TIMOTHY J. HANFORD* Timothy J. Hanford	Director	February 8, 2010

/S/ GEORGE LUND* George Lund	Executive Chairman and Director	February 8, 2010

/S/ RICHARD A. MANDELL* Richard A. Mandell	Director	February 8, 2010

/S/ WILLEM MESDAG* Willem Mesdag	Director	February 8, 2010

/S/ JOHN J. OROS* John J. Oros	Director	February 8, 2010

/S/ J. CHRISTOPHER TEETS* J. Christopher Teets	Director	February 8, 2010

/S/ H RONALD WEISSMAN* H Ronald Weissman	Director	February 8, 2010

/S/ WARREN WILCOX* Warren Wilcox	Director	February 8, 2010

*	/S/ J. BRANDON BLACK

As attorney-in-fact pursuant to powers of attorney dated February 2010

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 15 to the consolidated financial statements, effective January 1, 2009, the Company applied the provisions of Financial Accounting Standards Board Accounting Standards Codification 470-20, “Debt with Conversion and Other Options” to account for its convertible senior notes. Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Codification 820, “Fair Value Measurements and Disclosures.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 8, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Diego, California

February 8, 2010

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2009	December 31, 2008
		Adjusted
Assets
Cash and cash equivalents	$8,388	$10,341
Accounts receivable, net	3,134	1,757
Investment in receivable portfolios, net	526,877	461,346
Deferred court costs	25,957	28,335
Property and equipment, net	9,427	6,290
Prepaid income tax	—	7,935
Forward flow asset	—	10,302
Other assets	4,252	5,049
Goodwill	15,985	15,985
Identifiable intangible assets, net	1,139	1,739

Total assets	$595,159	$549,079

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$21,815	$18,204
Income taxes payable	2,681	—
Deferred tax liabilities, net	16,980	15,108
Deferred revenue and purchased servicing obligation	5,481	5,203
Debt	303,075	303,655
Other liabilities	2,036	3,483

Total liabilities	352,068	345,653

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,359 shares and 23,053 shares issued and outstanding as of December 31, 2009 and 2008, respectively	234	231
Additional paid-in capital	104,261	98,521
Accumulated earnings	139,842	106,795
Accumulated other comprehensive loss	(1,246)	(2,121)

Total stockholders’ equity	243,091	203,426

Total liabilities and stockholders’ equity	$595,159	$549,079

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2009	2008	2007
		Adjusted	Adjusted
Revenue
Revenue from receivable portfolios, net	$299,732	$240,802	$241,402
Servicing fees and other related revenue	16,687	15,087	12,609

Total revenue	316,419	255,889	254,011

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	58,025	58,120	64,153
Stock-based compensation expense	4,384	3,564	4,287
Cost of legal collections	112,570	96,187	78,636
Other operating expenses	26,013	23,652	21,533
Collection agency commissions	19,278	13,118	12,411
General and administrative expenses	26,920	19,445	17,478
Depreciation and amortization	2,592	2,814	3,351

Total operating expenses	249,782	216,900	201,849

Income before other (expense) income and income taxes	66,637	38,989	52,162

Other (expense) income
Interest expense	(16,160)	(20,572)	(18,648)
Contingent interest expense	—	—	(4,123)
Pay-off of future contingent interest	—	—	(11,733)
Gain on repurchase of convertible notes, net	3,268	4,771	—
Other (expense) income	(2)	358	1,071

Total other expense	(12,894)	(15,443)	(33,433)

Income before income taxes	53,743	23,546	18,729
Provision for income taxes	(20,696)	(9,700)	(6,498)

Net income	$33,047	$13,846	$12,231

Weighted average shares outstanding:
Basic	23,215	23,046	22,876
Diluted	24,082	23,577	23,386
Earnings per share:
Basic	$1.42	$0.60	$0.53
Diluted	$1.37	$0.59	$0.52

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity	Comprehensive Income (loss)
	Shares	Par
Balance at December 31, 2006 (Adjusted)	22,781	$228	$90,481	$80,718	$443	$171,870	$21,706

Net income (Adjusted)	—	—	—	12,231	—	12,231	12,231
Other comprehensive loss:
Unrealized loss on non-qualified deferred compensation, net of tax	—	—	—	—	(443)	(443)	(443)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(995)	(995)	(995)
Exercise of stock options and issuance of share-based awards	211	2	346	—	—	348	—
Stock-based compensation	—	—	4,287	—	—	4,287	—
Tax benefit from convertible notes interest expense (Adjusted)	—	—	43	—	—	43	—
Tax benefit related to stock-based compensation	—	—	94	—	—	94	—

Balance at December 31, 2007 (Adjusted)	22,992	230	95,251	92,949	(995)	187,435	10,793

Net income (Adjusted)	—	—	—	13,846	—	13,846	13,846
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(1,126)	(1,126)	(1,126)
Exercise of stock options and issuance of share-based awards	61	1	22	—	—	23	—
Stock-based compensation	—	—	3,564	—	—	3,564	—
Tax benefit from convertible notes interest expense (Adjusted)	—	—	52	—	—	52	—
Tax provision related to stock-based compensation	—	—	(461)	—	—	(461)	—
Tax benefit from repurchase of convertible notes	—	—	93	—	—	93	—

Balance at December 31, 2008 (Adjusted)	23,053	231	98,521	106,795	(2,121)	203,426	12,720

Net income	—	—	—	33,047	—	33,047	33,047
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	875	875	875
Exercise of stock options and issuance of share-based awards	306	3	769	—	—	772	—
Stock-based compensation	—	—	4,384	—	—	4,384	—
Tax benefit from convertible notes interest expense	—	—	95	—	—	95	—
Tax provision related to stock-based compensation	—	—	468	—	—	468	—
Tax benefit from repurchase of convertible notes	—	—	24	—	—	24	—

Balance at December 31, 2009	23,359	$234	$104,261	$139,842	$(1,246)	$243,091	$33,922

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2009	2008	2007
		Adjusted	Adjusted
Operating activities:
Net Income	$33,047	$13,846	$12,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,592	2,814	3,351
Amortization of loan costs and debt discount	4,080	6,320	5,963
Stock-based compensation expense	4,384	3,564	4,287
Gain on repurchase of convertible notes, net	(3,268)	(4,771)	—
Deferred income tax expense	1,872	1,642	3,077
Excess tax benefit from stock-based payment arrangements	(729)	—	(698)
Provision for impairment on receivable portfolios, net	19,310	41,400	11,230
Changes in operating assets and liabilities
Restricted cash	—	—	4,660
Other assets	(1,668)	4,135	545
Deferred court costs	2,379	(7,803)	(9,599)
Prepaid income tax and income taxes payable	11,204	2,095	(6,482)
Accrued profit sharing arrangement	—	—	(6,869)
Deferred revenue and purchased service obligation	278	1,305	1,108
Accounts payable, accrued liabilities and other liabilities	2,635	(1,476)	(3,194)

Net cash provided by operating activities	76,116	63,071	19,610

Investing activities:
Cash paid for India membership interest	—	—	(2,250)
Purchases of receivable portfolios, net of forward flow allocation	(246,330)	(224,717)	(197,249)
Collections applied to investment in receivable portfolios, net	168,416	116,101	102,093
Proceeds from put-backs of receivable portfolios	3,375	3,640	3,769
Purchases of property and equipment	(4,632)	(2,276)	(1,422)

Net cash used in investing activities	(79,171)	(107,252)	(95,059)

Financing activities:
Proceeds from notes payable and other borrowings	90,500	108,000	121,000
Repayment of notes payable and other borrowings	(68,500)	(42,169)	(48,500)
Repurchase of convertible notes	(22,262)	(20,101)	—
Proceeds from exercise of stock options	1,175	23	348
Excess tax benefit from stock-based payment arrangements	729	—	698
Proceeds from capital lease	—	400	—
Repayment of capital lease obligations	(540)	(307)	(212)

Net cash provided by financing activities	1,102	45,846	73,334

Net increase (decrease) in cash	(1,953)	1,665	(2,115)
Cash and cash equivalents, beginning of period	10,341	8,676	10,791

Cash and cash equivalents, end of period	$8,388	$10,341	$8,676

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,521	$14,427	$35,707
Cash paid for income taxes	$8,243	$5,301	$8,730
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$516	$1,602	$—
Allocation of forward flow asset to acquired receivable portfolios	$10,302	$5,561	$11,704

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

Basis of Consolidation

Encore is a Delaware holding company whose principal assets are its investments in various wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company utilizes its UCS and BLS models to project the remaining cash flows from its receivable portfolios, considering known data about the Company’s consumers’ accounts, including, among other things, the Company’s collection experience, and changes in external consumer factors, in addition to all data known when it acquired the accounts. The Company routinely evaluates and implements enhancements to its UCS and BLS models. During the quarter ended March 31, 2008, the Company revised its UCS and BLS methodology by extending the collection forecast from 72 months to 84 months. See Note 4 for further discussion on the extension of the collection forecast.

Significant estimates have also been made with respect to the Company’s contingent interest obligation (see Note 8), the realizability of the Company’s net deferred court costs (see Note 5), forward flow asset (see Note 12), other assets (see Note 7), intangible assets (see below), net deferred tax assets and tax reserves (see Note 10), stock-based compensation (see Note 9) and the Company’s potential liabilities with respect to its health benefits plans (see Note 12). Actual results could materially differ from these estimates, making it possible that a material change in these estimates could occur within one year.

Change in Accounting Principle

Effective January 1, 2009, the Company retrospectively applied the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”), “Debt with Conversion and Other Options” to account for its outstanding convertible senior notes (“Convertible Notes”). As a result, prior years’ consolidated financial statements have been retrospectively adjusted. See Note 15 for additional information on the application of this accounting principle.

Reclassification

During the year ended December 31, 2008, the Company changed the presentation of its cash flows from the direct method to the indirect method, in order to conform to comparable industry presentations. As a result, the December 31, 2007 consolidated statement of cash flows has been changed to the indirect method, to conform to the current presentation.

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

Investment in Receivables Portfolios

The Company accounts for its investment in receivable portfolios in accordance with the provisions of ASC Subtopic 310-30 (“ASC 310-30”), “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” ASC 310-30 addresses accounting for differences between initial estimated cash flows expected to be collected from purchased receivables, or “pools,” and subsequent changes to those estimated cash flows. ASC 310-30 limits the revenue that may be accreted (also known as accretable yield) to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s investment, or cost basis, in the pool.

As permitted by ASC 310-30, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect only a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of ASC 310-30 were aggregated by quarter of purchase.

In compliance with ASC 310-30, the Company accounts for its investments in consumer receivable portfolios, using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or internal rate of return (“IRR”) to the cost basis of the pool, which is to remain level, or unchanged throughout the life of the pool unless there is an increase in subsequent expected cash flows. Subsequent increases in cash flows expected to be collected generally are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. See Note 4 for further discussion of investment in receivable portfolios.

Deferred Revenue

Ascension’s services include, among others, negotiating bankruptcy plans, monitoring and managing the consumer’s compliance with bankruptcy plans, and recommending courses of action to clients when there is a deviation from a bankruptcy plan. The Company accounts for post-acquisition revenue related to the bankruptcy account services provided by Ascension in accordance with the general provisions of ASC Topic 605, “Revenue Recognition” and ASC Subtopic 605-25, “Multiple Element Arrangements.” Revenue for a given account is allocated between the servicing and litigation deliverables based on their relative fair values and recognized according to whether the referred account is the subject of a Chapter 7 or a Chapter 13 bankruptcy proceeding.

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

Ascension bankruptcy services are provided under contract with its customers. The contracts for these services generally have initial terms of one or two years and typically renew automatically. Fees for bankruptcy administration services are charged on a per consumer account basis for both Chapter 7 and Chapter 13 accounts and consist of an upfront fee at the time of account referral, combined with either an ongoing monthly service fee or service specific fees based on a predetermined fee schedule.

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

On July 15, 2008, the Company gave Jefferson Capital and its parent company, CompuCredit Corporation, notice of breach by Jefferson Capital and CompuCredit of the agreement under which the forward flow purchases are made and initiated arbitration as a result of the breach. In September 2009, the Company settled the dispute with Jefferson Capital and CompuCredit. Under the terms of the settlement, the Company purchased a large portfolio of charged-off credit card account balances on commercially reasonable terms and agreed to resume balance transfers to Jefferson Capital. The forward flow asset of $10.3 million was fully allocated to the purchase price of this portfolio. The Company also agreed to return to Jefferson Capital certain accounts that were subject to Jefferson Capital’s settlement with the FTC. Following its settlement with Jefferson Capital and CompuCredit, the Company has no further forward flow purchase obligations with Jefferson Capital and CompuCredit. See Note 12 for more information on the Company’s dispute and settlement with Jefferson Capital and CompuCredit.

Identifiable Intangible Assets and Goodwill

In accordance with ASC Topic 350 (“ASC 350”), “Intangibles—Goodwill and Other,” the Company’s identifiable intangible assets are recorded at cost and are amortized using an accelerated method, based on discounted cash flows over their estimated useful lives, which range from four to nine years. Acquired identifiable intangible assets are presented net of accumulated amortization of $4.9 million and $4.3 million as of December 31, 2009 and 2008, respectively. The estimated annual aggregate amortization of intangibles assets is $0.4 million, $0.3 million, $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively. The Company’s identifiable intangibles assets are summarized as follows (in thousands):

	December 31, 2009	December 31, 2008
Customer relationships	$5,500	$5,500
Other	500	500

Gross carrying amount	6,000	6,000
Less: accumulated amortization	(4,861)	(4,261)

Total identifiable intangible assets	$1,139	$1,739

Goodwill, pursuant to ASC 350, is not amortized, but rather reviewed along with the identifiable intangible assets for impairment. The Company tests its goodwill for impairment at least annually in accordance with ASC 350. During the year ended December 31, 2009, the Company performed impairement testing on all reporting units that have goodwill, no impairment was identified. As of December 31, 2009, the Company’s goodwill was approximately $16.0 million.

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

Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Deferred Court Costs not recovered within three years of placement are fully written off. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account. See Note 5 for further discussion of the Company’s Deferred Court Costs.

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

On May 7, 2007, the Company entered into an agreement with the lender under its prior Secured Financing Facility to eliminate all future Contingent Interest payments for a one-time payment of $16.9 million. Subsequent to that date, the Company is no longer obligated to make any contingent interest payments under the Secured Financing Facility and, as a result, no longer records such interest in its statements of income. See Note 8 for further discussion of Contingent Interest.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740 (“ASC 740”), “Income Taxes.” When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. See Note 10 for further discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against the net deferred tax asset. The Company’s net deferred tax liability as of December 31, 2009, was $17.0 million.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued certain provisions related to uncertainty in income taxes within ASC 740, which established recognition and measurement thresholds that must be met before a tax benefit can be recognized in the financial statements. Additionally, these provisions provide guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. Effective January 1, 2007, the Company adopted these provisions within ASC 740. The Company was not required to record any cumulative effect adjustment to retained earnings as a result of this adoption. See Note 10 for further discussion of the impact of these provisions on the Company’s consolidated financial statements.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of ASC Topic 718 (“ASC 718”), “Compensation—Stock Compensation.” Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. See Note 9 for further discussion of the Company’s stock-based compensation.

Fair Values of Financial Instruments

On January 1, 2008, the Company adopted the provisions of ASC Topic 820 (“ASC 820”), “Fair Value Measurements and Disclosures” for its financial assets and liabilities. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The Company’s financial instruments consist of cash and cash equivalents, investment in receivable portfolios, net, derivative instruments and long-term debt. The fair value of cash and cash equivalents, certain derivative instruments and long-term debt approximates their respective carrying values. For investment in receivable portfolios, which are not required to be carried at fair value, the Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so. See Note 2 for further information on the Company’s fair value measurements.

Derivative Instruments and Hedging Activities

Interest Rate Swap Agreements. The Company uses debt financing as a source of funds and is therefore exposed to interest rate fluctuations in the normal course of business. Certain of the Company’s debt is subject to floating interest rates. The risk of unfavorable movements in interest rates is managed by hedging a portion of the outstanding loan balance, thereby locking in a fixed rate on a portion of the principal, reducing the effect of possible rising interest rates and making interest expense more predictable. The Company has entered into two interest rate swap agreements which are both designated as cash flow hedges and are accounted for under ASC Topic 815 (“ASC 815”), “Derivatives and Hedging.”

Foreign Exchange Contracts. The Company uses foreign exchange contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar, specifically the Indian rupee. The purpose of the foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign employees and vendors. The foreign exchange contracts have been designated as cash flow hedges and are accounted for under ASC 815.

The Company does not use derivative instruments for trading or other speculative purposes.

ASC 815 requires that the derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative, if any, is recognized in earnings, in the period of change. At the inception of the hedging programs, the Company concluded that the hedge relationships were highly effective. The Company performs ongoing quarterly assessments to determine the effectiveness as well as ineffectiveness of the hedged instruments. See Note 3 for further discussion of the Company’s derivative instruments.

Concentrations of Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash with high quality financial institutions. Cash balances are generally substantially in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock units. The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Year Ended December 31,
	2009	2008	2007
Net income available for common shareholders (A)	$33,047	$13,846	$12,231

Weighted average outstanding shares of common stock (B)	23,215	23,046	22,876
Dilutive effect of stock-based awards	867	531	510

Common stock and common stock equivalents (C)	24,082	23,577	23,386

Earnings per share:
Basic (A/B)	$1.42	$0.60	$0.53
Diluted (A/C)	$1.37	$0.59	$0.52

Employee stock options to purchase approximately 1,177,000, 1,254,000, and 1,222,000 shares of common stock as of December 31, 2009, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

Recent Accounting Pronouncements

In July 2009, the FASB officially launched the FASB Accounting Standards Codification, which has become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”), in addition to guidance issued by the Securities and Exchange Commission. The codification supersedes all prior FASB, AICPA, EITF, and related literature. The codification, which is effective for interim and annual periods ending after September 15, 2009, is organized into approximately 90 accounting topics. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” Accordingly, the Company has removed references to legacy GAAP in these financial statements and has incorporated the current codification in its December 31, 2009 Annual Report on Form 10- K.

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This guidance will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Company is currently analyzing the impact of this statement, if any, to its consolidated financial statements.

Note 2: Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of ASC 820 for financial assets and liabilities. ASC 820 defines fair value, provides guidance for measuring fair value and requires certain disclosures. On January 1, 2009, the Company adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities that are recognized and disclosed at fair value on a nonrecurring basis. It does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments consist of the following:

Financial instruments recognized at fair value in the statement of financial position

	Fair Value Hierarchy	December 31, 2009		December 31, 2008
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial instruments measured at fair value (in thousands)
Cash and cash equivalents	Level 1	$8,388	$8,388	$10,341	$10,341
Cash flow hedging instruments	Level 2	(2,036)	(2,036)	(3,483)	(3,483)

The fair value of cash and cash equivalents and accounts receivable approximates their respective carrying value. Cash flow hedging instruments, which are considered over-the-counter derivatives, are also carried at their fair values. The Company’s fair value estimate for such derivative instruments incorporates quoted market prices at the balance sheet date from the counter party using significant observable inputs, a level 2 fair value measurement. As of December 31, 2009, the Company did not have any financial instruments carried at fair value that required level 3 measurement.

Financial instruments not required to be carried at fair value

ASC 820 requires disclosures about fair value of financial instruments of publicly traded companies in their annual financial statements. The Company is required to estimate the fair value of financial instruments when it is practical to do so.

Borrowings under the Company’s Revolving Credit Facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s Convertible Notes are carried at historical cost, adjusted for repurchases and debt discount. The fair value estimate for these notes incorporates quoted market prices at the balance sheet date, which was determined to be approximately $42.9 million and $51.4 million as of December 31, 2009 and December 31, 2008, respectively. For investment in receivable portfolios, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

The Company does not have any non-financial assets or liabilities that are measured at fair value.

Note 3: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign exchange contracts qualify for hedge accounting treatment under the provisions of ASC 815.

Interest Rate Swaps

The Company periodically enters into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. In April 2007, the Company entered into two separate interest rate swap agreements. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The first agreement is for a notional amount of $25.0 million, a term of three years and a fixed interest rate of 4.99%. The second agreement is for a notional amount of $25.0 million, a term of four years and a fixed interest rate of 5.01%. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. In accordance with the provisions of ASC Subtopic 815-30, “Cash Flow Hedges,” the Company designates its interest rate swap instruments as cash flow hedges.

ASC 815 requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective.

Foreign Exchange Contracts

The Company conducts business in currencies other than the U.S. dollar, primarily associated with its international subsidiary in India. As a result, India’s forecasted expenditures expose the Company to foreign currency risk. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 24 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and the Company reviews all exposures and derivative positions on an ongoing basis.

Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, the Company de-designates the derivative, reclassifies the accumulated gain or loss on the derivative into earnings and ceases to apply hedge accounting treatment. Once the derivative has been de-designated, any further gains or losses are recorded to earnings. If all or a portion of the forecasted transaction was cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.

As of December 31, 2009, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $16.8 million. The fair value of all of the Company’s forward contracts resulted in a liability of $0.2 million as of December 31, 2009. All outstanding contracts qualified for hedge accounting treatment as of December 31, 2009. The Company estimates that approximately $0.1 million of net derivative losses included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the year ended December 31, 2009.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Other liabilities	$1,791	Other liabilities	$3,483
Foreign exchange contracts	Other liabilities	$245	Other liabilities	$—

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the years ended December 31, 2009 and 2008 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$1,692	$(1,842)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign exchange contracts	$(184)	$—	Salaries and employee benefits	$(30)	$—	Other (expense) income	$—	$—
Foreign exchange contracts	$(61)	$—	General and administrative expenses	$(10)	$—	Other (expense) income	$—	$—

Note 4: Investment in Receivable Portfolios, Net

In accordance with the provisions of ASC 310-30, discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. All portfolios with common risk characteristics purchased prior to the adoption of ASC 310-30 in the first quarter of 2005 were aggregated by quarter of purchase.

In compliance with ASC 310-30, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of December 31, 2009, there were three portfolios accounted for using the cost recovery method, consisting of $0.5 million in net book value of investment in receivable portfolios, representing all of the healthcare portfolios that the Company had acquired. In September 2007, the Company decided to exit its healthcare purchasing and collection activities. At that time the Company anticipated either selling these healthcare portfolios or placing the underlying accounts with external agencies for collections. The Company no longer anticipates a sale of these receivable portfolios and has placed them with external collection agencies. Since the Company is no longer actively collecting on these accounts internally, it has classified them as Cost Recovery Portfolios. The $0.5 million net book value reflects the value the Company expects to realize through the collection activities of the external agencies.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2007	$486,652	$13,002	$499,654
Revenue recognized, net	(231,196)	(9,606)	(240,802)
(Reductions) additions on existing portfolios	(84,537)	4,941	(79,596)
Additions for 12 months curve extension	67,287	—	67,287
Additions for current purchases	354,618	—	354,618

Balance at December 31, 2008	$592,824	$8,337	$601,161
Revenue recognized, net	(290,760)	(8,972)	(299,732)
(Reductions) additions on existing portfolios	(20,976)	5,330	(15,646)
Additions for current purchases	347,351	—	347,351

Balance at December 31, 2009	$628,439	$4,695	$633,134

During the year ended December 31, 2009, the Company purchased receivable portfolios with a face value of $6.5 billion for $256.6 million, or a purchase cost of 4.0% of face value. The estimated future collections at acquisition for these portfolios amounted to $615.8 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2009 and 2008, approximately $8.6 million and $9.2 million, exclusive of $0.3 million and $0.4 million Zero Basis Revenue on the retained interest, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	256,632	—	—	256,632
Gross collections(1)	(478,253)	(237)	(8,968)	(487,458)
Put-backs and recalls(2)	(3,371)	—	(4)	(3,375)
Revenue recognized(4)	310,116	—	8,926	319,042
Impairment, net	(19,356)	—	46	(19,310)

Balance, end of period	$526,366	$511	$—	$526,877

Revenue as a percentage of collections(5)	64.8%	0.0%	99.5%	65.4%

	Year Ended December 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	230,278	—	—	230,278
Gross collections(1)	(388,110)	(587)	(9,606)	(398,303)
Put-backs and recalls(2)	(3,330)	(310)	—	(3,640)
Revenue recognized(3), (4)	272,596	—	9,606	282,202
Impairment, net(3)	(41,400)	—	—	(41,400)

Balance, end of period	$460,598	$748	$—	$461,346

Revenue as a percentage of collections(5)	70.2%	0.0%	100.0%	70.9%

	Year Ended December 31, 2007
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$300,348	$—	$—	$300,348
Purchases of receivable portfolios	208,953	—	—	208,953
Transfer of healthcare receivables	(3,241)	3,241	—	—
Gross collections(1)	(339,357)	(203)	(15,164)	(354,724)
Put-backs and recalls(2)	(3,767)	(2)	—	(3,769)
Revenue recognized(4)	237,467	—	15,164	252,631
Impairment, net	(9,839)	—	—	(9,839)
Write-down of healthcare receivables	—	(1,391)	—	(1,391)

Balance, end of period	$390,564	$1,645	$—	$392,209

Revenue as a percentage of collections(5)	70.0%	0.0%	100.0%	71.2%

(1)	Does not include amounts collected on behalf of others.
(2)

Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Reflects additional revenue of $0.1 million and a lower net impairment of $3.1 million, as a result of extending the collection curves from 72 to 84 months.
(4)	Includes retained interest.
(5)	Revenue as a percentage of collections excludes the effects of net impairment or net impairment reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the years ended December 31, 2007, 2008 and 2009 (in thousands):

Valuation Allowance
Balance at December 31, 2006	$4,522
Provision for impairment losses	14,303
Write-down of healthcare receivables	1,391
Reversal of prior allowance	(4,464)

Balance at December 31, 2007	$15,752
Provision for impairment losses	42,532
Reversal of prior allowance	(1,132)

Balance at December 31, 2008	$57,152
Provision for impairment losses	21,329
Reversal of prior allowance	(2,019)

Balance at December 31, 2009	$76,462

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Year Ended December 31,
	2009	2008	2007
Legal collections	$232,667	$193,201	$169,005
Collection sites	185,789	157,077	126,093
Collection agencies	62,653	34,736	33,325
Sales	6,677	12,550	24,001
Other	6	1,069	2,769

	$487,792	$398,633	$355,193

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2009	December 31, 2008
Court costs advanced	$172,488	$145,579
Court costs recovered	(44,980)	(36,929)
Court costs reserve	(101,551)	(80,315)

	$25,957	$28,335

Note 6: Property and Equipment

Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2009	December 31, 2008
Furniture, fixtures and equipment	$3,459	$2,140
Computer equipment and software	17,614	15,833
Telecommunications equipment	2,986	2,034
Leasehold improvements	4,397	3,375
	28,456	23,382

Less: accumulated depreciation and amortization	(19,029)	(17,092)

	$9,427	$6,290

Depreciation expense was $2.0 million for the years ended December 31, 2009 and 2008.

Note 7: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2009	December 31, 2008
		Adjusted
Prepaid expenses	$1,728	$973
Security deposit—India building lease	1,013	—
Deferred compensation assets	758	1,206
Debt issuance costs, net of amortization	553	1,953
Other	200	917

	$4,252	$5,049

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 8: Debt

The Company is obligated under borrowings, as follows (in thousands):

	December 31, 2009	December 31, 2008
		Adjusted
Convertible notes	$42,920	$71,422
Less: Debt discount	(2,013)	(7,664)
Revolving credit facility	260,000	238,000
Capital lease obligations	2,168	1,897

	$303,075	$303,655

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

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. Based on the provisions of ASC 470-20, the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of ASC Subtopic 815-15, “Embedded Derivatives.” As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

Effective January 1, 2009, the Company retrospectively adopted the provisions of ASC 470-20 to account for its Convertible Notes. ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. This subtopic requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted. See Note 15 for additional information and the effect of the change in accounting principle on the Company’s consolidated financial statements.

In accordance with the provisions of ASC 470-20, the Company determined that the fair value of the Convertible Notes at issuance in 2005 was approximately $73.2 million, and designated the residual value of approximately $26.8 million as the equity component. Additionally, the Company allocated approximately $2.5 million of the $3.4 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.

The balances of the liability and equity components as of each period presented are as follows (in thousands):

	December 31, 2009	December 31, 2008
		Adjusted
Liability component—principal amount	$42,920	$71,422
Unamortized debt discount	(2,013)	(7,664)

Liability component—net carrying amount	40,907	63,758
Equity component	25,878	25,878

The remaining debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The Convertible Notes are due on September 19, 2010. The effective interest rate on the liability component was 10.38% for the years ended December 31, 2009 and 2008.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
		Adjusted	Adjusted
Interest expense—stated coupon rate	$1,633	$3,159	$3,375
Interest expense—amortization of debt discount	2,901	5,107	4,925

Total interest expense—convertible notes	$4,534	$8,266	$8,300

As of December 31, 2009, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

•

the Company’s common stock ceases to be approved for listing on the NASDAQ Global Select Market and is not listed for trading on a U.S. national securities exchange or any similar U.S. system of automated securities price dissemination.

During the year ended December 31, 2009, the Company repurchased $28.5 million principal amount of its outstanding Convertible Notes, for a total price of $22.3 million, plus accrued interest. These repurchases left $42.9 million principal amount of the Company’s Convertible Notes outstanding as of December 31, 2009 and resulted in a net gain of $3.3 million for the year ended December 31, 2009. The Company has written-off approximately $0.2 million in debt issuance costs and $2.7 million in debt discount in connection with the repurchase of its Convertible Notes during the year ended December 31, 2009. The Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

During the year ended December 31, 2008, the Company repurchased $28.6 million principal amount of its outstanding Convertible Notes, for a total price of $20.1 million, plus accrued interest. These repurchases left $71.4 million principal amount of the Company’s Convertible Notes outstanding as of December 31, 2008 and resulted in a net gain of $4.8 million for the year ended December 31, 2009. The Company has written-off approximately $0.3 million in debt issuance costs and $3.4 million in debt discount in connection with the repurchase of its Convertible Notes during the year ended December 31, 2008.

Holders may also surrender their Convertible Notes for conversion anytime on or after March 19, 2010, until the close of business on the trading day immediately preceding September 19, 2010, regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions, on the last day of a reporting period, or during the 12 months prior to September 19, 2010, the Company would write off to expense all remaining unamortized debt issuance costs in that period.

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

The warrants have a strike price of $29.04 and are generally exercisable at any time. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants. In accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” the Company recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements.

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

At December 31, 2009, the outstanding balance on the Revolving Credit Facility was $260.0 million, which bore a weighted average interest rate of 3.82%. The aggregate borrowing base was $309.8 million, of which $49.8 million was available for future borrowings.

On February 8, 2010, the Company entered into a new $327.5 million, three-year revolving credit facility. This new facility replaces the Revolving Credit Facility and as a result, the Revolving Credit Facility terminated on February 8, 2010. See Note 17 for a further discussion of this new revolving credit facility.

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

On May 7, 2007, the Company entered into an agreement with the lender under its prior Secured Financing Facility to eliminate all future Contingent Interest payments, for a one-time payment of $16.9 million. This agreement released the lender’s security interests in the remaining receivables originally financed under the Secured Financing Facility. Subsequent to the second quarter of 2007, the Company is no longer obligated to make any Contingent Interest payments under the Secured Financing Facility and, as a result, no longer records such interest in its statements of income.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. These lease obligations require monthly payments that range from approximately $1,000 to $20,000 through June 2013 and have implicit interest rates that range from approximately 5.9% to 7.7%.

The Company has financed certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of December 31, 2009, the Company’s combined obligation was approximately $1.0 million. These financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Five-Year Maturity Schedule

The following table summarizes the five-year maturity of the Company’s debt and other long term liabilities (in thousands):

	2010	2011	2012	2013	2014	Total
Convertible notes	$42,920	$—	$—	$—	$—	$42,920
Revolving credit facility(1)	—	—	—	260,000	—	260,000
Capital lease obligations	867	840	530	196	—	2,433

Less: interest portion of capital lease	(139)	(84)	(36)	(6)	—	(265)

	$43,648	$756	$494	$260,190	$—	$305,088

(1)

On February 8, 2010, the Company entered into a new $327.5 million, three-year revolving credit facility. This new facility replaces the Revolving Credit Facility and as a result, the Revolving Credit Facility terminated on February 8, 2010.

Note 9: Stock Based Compensation

On March 9, 2009, the Board of Directors approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”) which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards, plus the number of ungranted shares of stock that were available for future awards under the prior 1999

Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefits provided under these plans are share-based compensation subject to the provisions of ASC 718.

In accordance with ASC 718, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2009, 2008 and 2007 was $4.4 million, $3.6 million and $4.3 million, respectively.

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

Expected Life. The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company took into account the percentage of option exercises, the percentage of options that expire unexercised and the percentage of options outstanding. The Company used this valuation to determine the expected life of the options, which are 5.3 years for officers and 4.6 years for all others.

Expected Volatility. The expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life of the options, which is 5.3 years for officers and 4.6 years for all others.

Risk-Free Interest Rate. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Forfeitures. ASC 718 requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate over the prior five years as a proxy for forfeitures. Based on the internal analysis, the expected forfeiture rates were determined to be 13.3% of options granted to officers and 13.4% of options granted to all others.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Weighted average fair value of options granted	$4.91	$5.37	$6.82
Risk free interest rate	2.1%	3.0%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	57%	46%	71%
Weighted-average expected life of options	5 Years	5 Years	5 Years

Unrecognized compensation cost related to stock options as of December 31, 2009, was $3.9 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 2.4 years.

A summary of the Company’s stock option activity as of December 31, 2009, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	2,139,503	$0.35 – $20.09	$9.14
Granted	797,500	2.89 – 13.17	9.33
Cancelled/forfeited	(80,383)	10.92 – 16.19	12.27
Exercised	(189,483)	0.35 – 16.19	6.26

Outstanding at December 31, 2009	2,667,137	$0.35 – $20.09	$9.28	$21,819

Exercisable at December 31, 2009	1,647,622	$0.35 – $20.09	$8.95	$14,090

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.0 million, $0.3 million and $1.7 million, respectively. As of December 31, 2009, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.22 years and 4.46 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with ASC 718, the fair value of restricted stock units is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of restricted stock unit awards expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2009, 88,825 of the non-vested shares are expected to vest over approximately one to three years based on certain performance goals (“Performance Shares”). The fair value of the Performance-Based Awards is expensed over the expected vesting period based on our forfeiture assumptions. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of December 31, 2009. The remaining 586,965 non-vested shares are not performance-based, and will vest and are being expensed over approximately one to four years of continuous service.

A summary of the status of the Company’s restricted stock units as of December 31, 2009, and changes during the year then ended, is presented below:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	628,752	$11.18
Awarded	295,655	$6.64
Vested	(196,705)	$11.01
Cancelled/forfeited	(51,912)	$10.86

Non-vested at December 31, 2009	675,790	$9.27

Unrecognized compensation cost related to restricted stock units as of December 31, 2009, was $2.8 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding restricted stock units was approximately 2.4 years. The fair value of restricted stock units vested for the years ended December 31, 2009, 2008 and 2007 was $1.7 million, $0.3 million and $0.1 million, respectively.

Note 10: Income Taxes

The Company recorded an income tax provision of $20.7 million, reflecting an effective rate of 38.5% of pretax income during the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2009, consists primarily of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a provision for state taxes of 7.3%, a 1.0% beneficial adjustment to the federal tax payable as a result of the effective state tax rate change and a benefit of 0.2%, due to permanent book versus tax differences. Effective January 1, 2009, the Company retrospectively adjusted its prior years’ income tax provisions for the change in accounting principle related to its accounting for Convertible Notes. See Note 15 for additional information on the change in accounting principle. The Company recorded an adjusted income tax provision of $9.7 million, reflecting an effective rate of 41.2% of pretax income during the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2008, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, a 1.2% adjustment to the federal tax payable as a result of the effective state tax rate change and a benefit of 0.1%, due to permanent book versus tax differences.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
		Adjusted	Adjusted
Current expense:
Federal	$15,734	$5,756	$2,509
State	3,551	1,597	36

	19,285	7,353	2,545
Deferred expense:
Federal	1,212	2,113	3,969
State	199	234	(16)

	1,411	2,347	3,953

	$20,696	$9,700	$6,498

The components of deferred tax assets and liabilities consist of the following for the years presented (in thousands):

	December 31, 2009	December 31, 2008
		Adjusted
Deferred tax assets:
State taxes	$1,420	$1,135
Stock option expense	5,139	4,354
Accrued expenses	1,126	551
Non-qualified plan	(189)	18
Deferred revenue	1,710	2,162
Interest rate swap	805	1,368
State net operating losses	399	462
Other	399	166
Valuation allowance	(12)	(12)

	10,797	10,204

Deferred tax liabilities:
Deferred court costs	(10,892)	(11,800)
Difference in basis of amortizable assets	(4,678)	(3,603)
Difference in basis of depreciable assets	(988)	(980)
Differences in income recognition related to receivable portfolios and retained interest	(10,339)	(8,924)
Deferred debt cancellation income	(1,222)	—
Other	342	(5)

	(27,777)	(25,312)

Net deferred tax liability	$(16,980)	$(15,108)

The Company has a state tax credit carryforward, as a result of net operating losses, in the amount of $0.4 million that will begin to expire at the end of 2012, if not previously utilized.

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
		Adjusted	Adjusted
Computed “expected” Federal income tax expense	$18,810	$8,241	$6,555
Increase (decrease) in income taxes resulting from:
State income taxes, net	2,437	1,236	165
Other adjustments, net	(551)	224	(235)
Increase in valuation allowance	—	(1)	13

	$20,696	$9,700	$6,498

The Company has not provided for the United States income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the year ended December 31, 2009, were approximately $0.9 million. Such undistributed earnings are considered permanently reinvested.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2011. The impact of the tax holiday on the Company’s consolidated financial statements is not material.

The Company adopted the provisions related to uncertainty in income taxes within ASC 740 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at December 31, 2008	$1,195
Additions based on tax positions related to prior years	195
Reductions for tax positions related to prior years	(525)

Balance at December 31, 2009	$865

As of December 31, 2009, the Company has recorded net income for penalties and interest of less than $0.1 million. The penalties and interest accruals are recorded as part of the provision for income taxes.

The Company has gross unrecognized tax benefits of $0.9 million at December 31, 2009, that if recognized, would result in a net tax benefit of $0.7 million and would have a positive effect on the Company’s effective tax rate.

The Company believes that it is reasonably possible that its $0.9 million gross unrecognized tax benefits will significantly decrease within the next 12 months or be eliminated entirely. The gross unrecognized tax benefits relate to the utilization of a federal net operating loss and the refund of state taxes previously paid. The events that could significantly reduce or eliminate the unrecognized tax benefits are the completion of a state tax audit that is currently in process and the resolution from the Internal Revenue Service Appeals Division on a position taken by the Company regarding a net operating loss.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years remain subject to examination by federal taxing authorities and the 2001 through 2009 tax years generally remain subject to examination by state tax authorities.

Concurrent with the sale of the Convertible Notes in 2005 (see Note 8), the Company purchased call options to purchase from the counterparties an aggregate of 4,476,780 shares of the Company’s common stock at a price of $22.34 per share. The cost of the call options totaled $27.4 million. The Company treats the Convertible Notes and the purchased call options as integrated synthetic debt instruments pursuant to applicable Treasury Regulations. The cost of the call options is treated as original issue discount (“OID”), reducing the carrying value of the Convertible Notes for tax purposes and is amortized using the constant yield method. The Company has treated the current deduction of the OID interest as a credit to equity in accordance with ASC 740.

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Year Ended December 31, 2009
	Cost	%
Seller 1	$59,399	23.1%
Seller 2	55,315	21.6%
Seller 3	52,360	20.4%
Seller 4	28,432	11.1%
Seller 5	27,000	10.5%
Other sellers	34,126	13.3%

	$256,632	100.0%
Adjustments(1)	(1,972)

Purchases, net	$254,660

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against it, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in its Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in its Registration Statement on Form S-3, originally filed in May 2004. The amended complaint sought injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. During the pendency of the action, the parties filed various motions and discovery was stayed during a portion of that time pending the decision on the Company’s appeal of an unsuccessful decision on one such motion. On May 25, 2006, the Company filed a notice of appeal of the court’s order denying the anti-SLAPP motion. On July 28, 2008, the appellate court affirmed the trial court’s denial of the Company’s anti-SLAPP motion and returned the case to the District Court where the parties engaged in extensive discovery and filed various motions. On November 24, 2009, the District Court heard oral argument on motions for summary judgment filed by all of the defendants. On January 19, 2010, the District Court issued an order granting defendants’ summary judgment motions, dismissed all causes of action against all of the defendants and entered judgment in favor of the defendants. The judgment will become final unless plaintiff takes action to perfect his right to appeal.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arose out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. The amended complaint sought injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and it accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. This action was also dismissed by the District Court on January 19, 2010. The judgment will become final unless plaintiff takes action to perfect his right to appeal.

The Company, along with others in its industry, is subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, and comparable state statutes, which could have a material adverse effect on it due to the remedies available under these statutes, including punitive damages. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempt to collect debts on which the statute of limitations has run, and have made inaccurate assertions of fact in support of its collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no clear legal precedent. As a result, the Company may be unable to predict the range of possible outcomes.

In one such action, captioned Brent v. Midland Credit Management, Inc et. al, filed on May 19, 2008, in the United States District Court for the Northern District of Ohio [Western Division], the plaintiff has filed a class action counter-claim against Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleges that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. Plaintiff is currently seeking to enlarge the case to include a national class of consumers; however, no class has been certified in this case. There are a number of other lawsuits, claims and counterclaims pending or threatened against the Company. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for damages arising from a variety of alleged misconduct or improper reporting of credit information by the Company or its employees or agents.

In addition, from time to time, the Company is subject to various regulatory investigations, inquiries and other actions, relating to its collection activities.

On January 6, 2010, the Office of the Attorney General of the State of California (the “California Attorney General”) issued a subpoena to the Company to answer interrogatories and to produce documents in a proceeding entitled “In the Matter of the Investigation of Encore Capital Group, Inc., Midland Credit Management, Inc. and Affiliated Persons and Entities” concerning its debt collection practices and related topics. The Company intends to cooperate fully with the California Attorney General in response to this subpoena, subject to applicable law.

On December 16, 2009, the Federal Trade Commission (the “FTC”) issued an order directing the Company to submit information about its practices in buying and collecting consumer debt, which the FTC intends to use for a study of the debt-buying industry. The Company is one of nine companies that received such an order from the FTC requesting the production of information for use in the FTC’s study of the industry. The nine companies were described by the FTC as the nation’s largest consumer debt buyers. The order was publicly announced by the FTC on January 5, 2010. The Company intends to cooperate fully with the FTC in connection with its study, subject to applicable law.

On September 16, 2009, the Maryland State Agency Licensing Board in the Office of the Commissioner of Financial Regulation (the “Agency”), issued a cease and desist order barring all collection activities by the Company and certain of its affiliates, alleging that it had failed to obtain necessary business licenses and had improperly filed lawsuits to collect credit card accounts, among other claims raised in certain of the legal actions pending against the Company. Pursuant to an Interim Settlement Agreement the Company executed with the Agency on September 23, 2009, and a Settlement Agreement the Company executed with the Agency on December 17, 2009, certain of the Company’s affiliates agreed to refrain from collection activities in Maryland until obtaining licenses. Under the terms of the Settlement Agreement, the Company resolved all of the allegations raised by the Agency without any admission of liability. The Agency agreed to a final resolution of the matter without an administrative hearing, in exchange for an agreement from the Company and three other affiliates to pay aggregate civil penalties of approximately $1.0 million, to obtain licenses for three of its affiliates from the Agency, and to make certain other changes in business practices. The companies in question are compliant with the agreement, have since obtained licenses and have resumed doing business in Maryland.

In June 2008, the FTC announced that it had sued Jefferson Capital and its parent company, CompuCredit Corporation, alleging that Jefferson Capital and CompuCredit had violated the FTC Act with deceptive marketing practices when issuing credit cards. The FTC announced in December, 2008, that it had agreed to a settlement of the litigation with Jefferson Capital and CompuCredit, whereby those companies will credit approximately $114.0 million to certain consumer accounts. Jefferson Capital and CompuCredit advised the Company that a substantial number of the accounts affected by the settlement had been sold to it.

In July 2008, the Company initiated an arbitration proceeding against Jefferson Capital and CompuCredit in connection with its forward flow purchase obligation based upon the allegations noted in the FTC complaint and other claims. Jefferson Capital and CompuCredit raised their own claims against the Company in the arbitration.

In September 2009, the Company settled its dispute with Jefferson Capital and CompuCredit. Under the terms of the settlement, the Company purchased a large portfolio of charged-off credit card account balances on commercially reasonable terms and agreed to resume balance transfers to Jefferson Capital. The Company also agreed to return to Jefferson Capital certain accounts that were subject to Jefferson Capital’s settlement with the FTC. Following the settlement with Jefferson Capital and CompuCredit, the Company has no further forward flow purchase obligations with Jefferson Capital and CompuCredit.

The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive damage claims, fines or sanctions that, if granted, could require it to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. Although litigation is inherently uncertain, at this time, based on past experience, the information currently available and the possible availability of insurance and/or indemnification in some cases, the Company does not believe that the resolution of these matters will have a material adverse effect on its consolidated financial position or results of operations.

Leases

The Company leases office facilities in San Diego, California; Phoenix, Arizona; Arlington, Texas; St. Cloud, Minnesota; and Gurgaon, India. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $4.3 million, $3.4 million and $3.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has financed certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of December 31, 2009, the Company’s obligation was approximately $1.0 million. Commencing in October 2008, these financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

The Company leases certain equipment through capital leases. These lease obligations require monthly payments that range from approximately $1,000 to $20,000 through June 2013 and have implicit interest rates that range from approximately 5.9% to 7.7%.

The related amortization expense was $0.5 million, $0.2 million and $0.2 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under lease obligations consist of the following for the years ending December 31 (in thousands):

	Capital Leases	Operating Leases	Total
2010	$867	$3,704	$4,571
2011	840	3,455	4,295
2012	530	3,479	4,009
2013	196	3,344	3,540
2014	—	3,004	3,004
Thereafter	—	6,636	6,636

Total minimal leases payments	2,433	$23,622	$26,055

Less: Interest	(265)

Present value of minimal lease payments	$2,168

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2009, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.0 billion for a purchase price of approximately $104.7 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company maintains a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2009, the plan assets and plan liabilities were $0.8 million and $0.8 million, respectively. As of December 31, 2008, the plan assets and plan liabilities were $1.2 million and $0.9 million, respectively. These amounts are included in the Company’s consolidated statements of financial condition in other assets and accrued liabilities. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Self Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2009, the plan had stop loss provisions insuring losses beyond $0.2 million per employee per year. Effective January 1, 2009, the Company eliminated the aggregated stop loss provisions. As of December 31, 2009, the Company recorded a reserve for unpaid claims in the amount of $0.8 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims, as of December 31, 2009.

Guarantees

The Company’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements and portfolio purchase and sale agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2009.

Note 13: Segment Reporting

ASC Topic 280, “Segment Reporting” establishes standards in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2009, the Company has determined it operates in two segments. However, based on the requirements of ASC 280, under “Quantitative Thresholds,” the smaller operating segment does not meet the minimum requirement of 10% of combined revenues, reported profit or loss, or combined assets and accordingly, no segment disclosures have been made for year ended December 31, 2009.

Note 14: Securities Repurchase Program

On February 27, 2007, the Company’s board of directors authorized a securities repurchase program under which the Company may buy back up to $50.0 million (at cost) of a combination of its common stock and Convertible Notes. The purchases may be made from time to time in the open market or through privately negotiated transactions and will be dependent upon various business and financial considerations. Repurchases are subject to compliance with applicable legal requirements and other factors. During the year ended December 31, 2009, the Company repurchased $28.5 million principal amount of its outstanding Convertible Notes, for a total price of $22.3 million, plus accrued interest. From the inception of the securities repurchase program, the Company has repurchased $57.1 million principal amount of its Convertible Notes, for a total cash payment of $42.4 million. The Company has not repurchased any common stock under this program.

On February 8, 2010, the Company’s board of directors approved a new $50.0 million securities repurchase program to replace its existing program. With the execution of the Company’s new $327.5 million, three-year revolving credit facility, the Company now has the renewed ability to repurchase up to $50.0 million in any combination of the Company’s common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The board authorized this new securities repurchase program allowing the Company to repurchase an aggregate of up to $50.0 million of any combination of its common stock and Convertible Notes. This new program replaces the remaining available repurchase authority under the prior program. See Note 17 for a further discussion of the new revolving credit facility and securities repurchase program.

Note 15: Change in Accounting Principle

Effective January 1, 2009, the Company adopted the provisions of ASC 470-20. ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815.

ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.

Effect of Change in Accounting Principle to Consolidated Statements of Financial Condition

The following table summarizes the effect of the change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of financial condition as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009			2008
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported		As Adjusted	Effect of Change
Assets:
Other assets	$4,308	$4,252	$(56)	$5,268	(1)	$5,049	$(219)
Total assets	595,215	595,159	(56)	549,298		549,079	(219)

Liabilities:
Income taxes payable	2,667	2,681	14	—		—	—
Deferred tax liabilities, net	17,088	16,980	(108)	15,199		15,108	(91)
Debt	305,088	303,075	(2,013)	311,319		303,655	(7,664)
Total liabilities	354,175	352,068	(2,107)	353,408		345,653	(7,755)

Stockholders’ equity:
Additional paid-in capital	87,821	104,261	16,440	79,971		98,521	18,550
Accumulated earnings	154,231	139,842	(14,389)	117,809		106,795	(11,014)
Total stockholders’ equity	241,040	243,091	2,051	195,890		203,426	7,536
Total liabilities and stockholders’ equity	595,215	595,159	(56)	549,298		549,079	(219)

(1)	Certain reclassification other than the impact of ASC 470-20 has been made to conform to the current year’s presentation.

Effect of Change in Accounting Principle to Consolidated Statements of Income

The following table summarizes the effect of the change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009			2008			2007
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Interest expense	$(13,342)	$(16,160)	$(2,818)	$(15,629)	$(20,572)	$(4,943)	$(13,904)	$(18,648)	$(4,744)
Gain on repurchase of convertible notes, net	5,938	3,268	(2,670)	8,096	4,771	(3,325)	—	—	—
Income before income taxes	59,231	53,743	(5,488)	31,814	23,546	(8,268)	23,473	18,729	(4,744)
Provision for income taxes	(22,809)	(20,696)	2,113	(12,980)	(9,700)	3,280	(8,431)	(6,498)	1,933
Net Income	36,422	33,047	(3,375)	18,834	13,846	(4,988)	15,042	12,231	(2,811)
Earnings Per Share:
Basic	$1.57	$1.42	$(0.15)	$0.82	$0.60	$(0.22)	$0.66	$0.53	$(0.13)
Diluted	$1.51	$1.37	$(0.14)	$0.80	$0.59	$(0.21)	$0.64	$0.52	$(0.12)

Effect of Change in Accounting Principle to Consolidated Statements of Stockholders’ Equity

The following table summarizes the effect of the change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009			2008			2007
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Balance, beginning of the year:	$195,890	$203,426	$7,536	$171,520	$187,435	$15,915	$151,136	$171,870	$20,734
Net Income	36,422	33,047	(3,375)	18,834	13,846	(4,988)	15,042	12,231	(2,811)
Tax benefit from convertible note interest expense	1,144	95	(1,049)	2,082	52	(2,030)	2,051	43	(2,008)
Tax benefit from repurchase of convertible notes	1,085	24	(1,061)	1,454	93	(1,361)	—	—	—
Balance, end of the year:	241,040	243,091	2,051	195,890	203,426	7,536	171,520	187,435	15,915

Effect of Change in Accounting Principle to Consolidated Statements of Cash Flows

The following table summarizes the effect of the change in accounting principle related to the Company’s Convertible Notes on the consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009			2008			2007
	As computed without change in accounting principle	As reported with change in accounting principle	Effect of Change	As Previously Reported	As Adjusted	Effect of Change	As Previously Reported	As Adjusted	Effect of Change
Net Income	$36,422	$33,047	$(3,375)	$18,834	$13,846	$(4,988)	$15,042	$12,231	$(2,811)
Amortization of loan costs and debt discount	1,262	4,080	2,818	1,377	6,320	4,943	1,219	5,963	4,744
Deferred income tax expense	1,888	1,872	(16)	1,531	1,642	111	3,002	3,077	75
Change in prepaid income tax(1)	13,301	11,204	(2,097)	5,486	2,095	(3,391)	(4,474)	(6,482)	(2,008)
Gain on repurchase of convertible notes, net	(5,938)	(3,268)	2,670	(8,096)	(4,771)	3,325	—	—	—
Net cash provided by operating activities(1)	76,116	76,116	—	63,071	63,071	—	19,610	19,610	—

(1)	Certain reclassification other than the impact of ASC 470-20 has been made to conform to the current year’s presentation.

Note 16: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31		June 30		September 30		December 31
2009
Gross collections	$115,233		$122,373		$125,710		$124,476
Revenues	$76,446		$78,035		$80,386		$81,552
Total operating expenses	$60,175		$63,494		$61,525		$64,588
Net income	$8,997		$6,641		$9,004		$8,405
Basic earnings per share	$0.39		$0.29		$0.39		$0.36
Diluted earnings per share	$0.38		$0.28		$0.37		$0.34

2008
Gross collections	$104,355		$102,130		$97,777		$94,371
Revenues	$67,554		$70,020		$66,373		$51,942
Total operating expenses	$51,115		$55,861		$55,765		$54,159
Net income (loss)	$6,751	(1)	$6,162	(1)	$3,028	(1)	$(2,095	)(1)
Basic earnings (loss) per share	$0.29	(1)	$0.27	(1)	$0.13	(1)	$(0.09	)(1)
Diluted earnings (loss) per share	$0.29	(1)	$0.26	(1)	$0.13	(1),(2)	$(0.09	)(1),(3)

(1)	Adjusted for change in accounting principle related to the Company’s Convertible Notes. See Note 15 for additional information and the effect of the change to the Company’s financial statements.
(2)	Includes the pre-tax impact of $7.3 million in net impairment charges.
(3)	Includes the pre-tax impact of $25.4 million in net impairment charges, offset by the effect of a pre-tax $6.7 million net gain associated with the repurchase of the Company’s Convertible Notes.

Note 17: Subsequent Events

In accordance with the recently issued ASC Topic 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through February 8, 2009, the date of the filing of its consolidated financial statements.

On February 8, 2010, the Company entered into a new $327.5 million, three-year revolving credit facility (“2010 Revolving Credit Facility”) to be used for the purpose of purchasing receivable portfolios and for general working capital needs. The 2010 Revolving Credit Facility expires in May 2013. The 2010 Revolving Credit Facility contains an accordion feature which allows the Company on or subsequent to closing, at its option, and subject to customary conditions, to request an increase in the facility by up to $100.0 million, (not to exceed a total facility of $427.5 million) by obtaining one or more commitments from one or more lenders or other entities with the consent of the administrative agent, but without the consent of any other lenders. The 2010 Revolving Credit Facility replaces the Revolving Credit Facility and as a result, the Revolving Credit Facility terminated on February 8, 2010.

Provisions of the 2010 Revolving Credit Facility include:

•

Interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR plus a spread that ranges from 375 to 425 basis points, depending on the Company’s leverage; or (2) Alternate Base Rate (“ABR”) plus a spread that ranges from 250 to 300 basis points, depending on the Company’s leverage. ABR, as defined in the agreement, means the highest of (i) the rate of interest publicly announced by JP Morgan Chase Bank as its prime rate in effect at its principal office in New York City, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) reserved adjusted LIBOR for a one month interest period on the applicable date plus 1%.

•	$10.0 million sub-limits for swingline loans and letters of credit.

•

A borrowing base equal to the lesser of (1) 30% of eligible estimated remaining collections minus, to the extent the borrowing base is being calculated on or after June 19, 2010, and so long as the Convertible Notes are outstanding, the aggregate outstanding principal amount of the Convertible Notes plus the aggregate amount of the Company’s unrestricted and unencumbered cash and cash equivalent investments (not to exceed the aggregate outstanding principal amount of the Convertible Notes) and (2) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%.

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens.

•	Repurchases of up to $50.0 million in any combination of the Company’s common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity.

•	A change of control definition which excludes acquisitions of stock by Red Mountain, JCF FPK and their respective affiliates.

•	Events of default which, upon occurrence, may permit the lenders to terminate the 2010 Revolving Credit Facility and declare all amounts outstanding to be immediately due and payable.

•	An annual capital expenditure maximum of $12.5 million (increased from $6.0 million allowed under the Revolving Credit Facility).

•	An annual rental expense maximum of $12.5 million (increased from $5.0 million allowed under the Revolving Credit Facility).

•	An outstanding capital lease maximum of $12.5 million (increased from $5.0 million allowed under the Revolving Credit Facility).

•	An acquisition limit of $100.0 million (increased from $60.0 million allowed under the Revolving Credit Facility).

•	Collateralization by all assets of the Company.

In conjunction with establishing the 2010 Revolving Credit Facility, the Company incurred estimated loan fees and other loan costs amounting to approximately $4.5 million. These costs will be amortized over the term of the amended agreement. Additionally, unamortized loan fees and other loan costs, amounting to approximately $0.3 million, associated with the Revolving Credit Facility, will be expensed in conjunction with its termination.

Using the formula in the 2010 Revolving Credit Facility, as of December 31, 2009, the aggregate borrowing base would have been $327.5 million, of which $67.5 million was available for future borrowings.

On February 8, 2010, the Board of Directors approved a new $50.0 million securities repurchase program to replace its existing program, under which the Company has previously repurchased approximately $42.4 million of its Convertible Notes. With execution of the 2010 Revolving Credit Facility, the Company now has the renewed ability to repurchase up to $50.0 million in any combination of the Company’s common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The board authorized this new securities repurchase program allowing the Company to repurchase an aggregate of up to $50.0 million of any combination of its common stock and Convertible Notes. This new program replaces the remaining available repurchase authority under the prior program. The Company may, from time to time, purchase equity or debt securities in the open market or through privately negotiated transactions, and the purchases will be dependent upon various business and financial considerations. Securities’ repurchases are subject to compliance with applicable legal requirements and other factors.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through May 1, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2007)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

4.7	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

Number	Description
10.6+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.8+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.9+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.11	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.12	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.13	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.14	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

10.15	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

10.16	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.17	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

10.18	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.19	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.20	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.21	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.22+	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.23+	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

Number	Description
10.24	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.26	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.27	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.28	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.29	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.30	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.31	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.34	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Lease Agreement, dated as of March 24, 2009, between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

Number	Description
10.36	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.37	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.38	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.39	Sublease, dated as of February 12, 2004, by and between Southwestern Bell Telephone, L.P. and Ascension Capital Group, Inc., as successor in interest to Ascension Capital Group, Ltd., for real property located in Arlington, Texas (filed herewith)

10.40	Assignment and Consent to Assignment of Sublease, dated as of August 18, 2005, by and between DBSI Housing, Inc., Ascension Capital Group, Ltd., Encore Capital Group, Inc., Ascension Acquisition, L.P., now known as Ascension Capital Group, Inc., and Southwestern Bell Telephone, L.P. (filed herewith)

10.41	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.42	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.43	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP, dated February 8, 2010 to the incorporation by reference of their report dated February 8, 2010, in the Company’s Registration Statements on Form S-8 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

+	Management contract or compensatory plan or arrangement.