Form 10-Q
period 2010-03-31
ENCORE CAPITAL GROUP INC
filed 2010-04-27
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2010
Common Stock, $0.01 par value	23,460,019 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$7,575	$8,388
Accounts receivable, net	2,523	3,134
Investment in receivable portfolios, net	549,660	526,877
Deferred court costs	25,603	25,957
Property and equipment, net	9,922	9,427
Other assets	10,194	4,252
Goodwill	15,985	15,985
Identifiable intangible assets, net	1,041	1,139

Total assets	$622,503	$595,159

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$18,253	$21,815
Income taxes payable	5,188	2,681
Deferred tax liabilities, net	17,097	16,980
Deferred revenue	5,464	5,481
Debt	318,014	303,075
Other liabilities	1,321	2,036

Total liabilities	365,337	352,068

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,458 shares and 23,359 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	235	234
Additional paid-in capital	106,831	104,261
Accumulated earnings	150,703	139,842
Accumulated other comprehensive loss	(603)	(1,246)

Total stockholders’ equity	257,166	243,091

Total liabilities and stockholders’ equity	$622,503	$595,159

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Revenue from receivable portfolios, net	$82,907	$72,275
Servicing fees and other related revenue	4,431	4,171

Total revenue	87,338	76,446

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	15,485	13,957
Stock-based compensation expense	1,761	1,080
Cost of legal collections	26,433	29,947
Other operating expenses	9,114	5,980
Collection agency commissions	5,296	2,891
General and administrative expenses	6,879	5,697
Depreciation and amortization	673	623

Total operating expenses	65,641	60,175

Income before other (expense) income and income taxes	21,697	16,271

Other (expense) income
Interest expense	(4,538)	(4,273)
Gain on repurchase of convertible notes, net	—	3,053
Other income (expense)	192	(81)

Total other expense	(4,346)	(1,301)

Income before income taxes	17,351	14,970
Provision for income taxes	(6,490)	(5,973)

Net income	$10,861	$8,997

Weighted average shares outstanding:
Basic	23,494	23,122
Diluted	24,685	23,631
Earnings per share:
Basic	$0.46	$0.39
Diluted	$0.44	$0.38

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2009	23,359	$234	$104,261	$139,842	$(1,246)	$243,091	$—

Net income	—	—	—	10,861	—	10,861	10,861
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	643	643	643
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	99	1	(111)	—	—	(110)	—
Stock-based compensation	—	—	1,761	—	—	1,761	—
Settlement of call options and warrants associated with convertible notes, net	—	—	524	—	—	524	—
Tax benefit related to stock-based compensation	—	—	396	—	—	396	—

Balance at March 31, 2010	23,458	$235	$106,831	$150,703	$(603)	$257,166	$11,504

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$10,861	$8,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	673	623
Amortization of loan costs and debt discount	1,062	1,221
Stock-based compensation expense	1,761	1,080
Gain on repurchase of convertible notes, net	—	(3,053)
Deferred income tax expense	117	145
Excess tax benefit from stock-based payment arrangements	(458)	(21)
Provision for allowances on receivable portfolios, net	7,881	5,427
Changes in operating assets and liabilities
Other assets	(822)	(165)
Deferred court costs	354	(2,310)
Prepaid income tax and income taxes payable	2,903	5,441
Deferred revenue	(17)	26
Accounts payable, accrued liabilities and other liabilities	(3,787)	(523)

Net cash provided by operating activities	20,528	16,888

Investing activities:
Purchases of receivable portfolios	(81,632)	(55,913)
Collections applied to investment in receivable portfolios, net	50,384	37,424
Proceeds from put-backs of receivable portfolios	584	924
Purchases of property and equipment	(208)	(469)

Net cash used in investing activities	(30,872)	(18,034)

Financing activities:
Payment of loan costs	(4,660)	—
Proceeds from notes payable and other borrowings	35,000	32,000
Repayment of notes payable and other borrowings	(22,000)	(17,000)
Repurchase of convertible notes	—	(19,834)
Proceeds from net settlement of certain call options	524	—
Proceeds from exercise of stock options	395	—
Excess tax benefit from stock-based payment arrangements	458	21
Repayment of capital lease obligations	(186)	(121)

Net cash provided by financing activities	9,531	(4,934)

Net decrease in cash	(813)	(6,080)
Cash and cash equivalents, beginning of period	8,388	10,341

Cash and cash equivalents, end of period	$7,575	$4,261

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,516	$3,699
Cash paid for income taxes	$3,832	$499
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$862	$—

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company acquires its receivable portfolios at deep discounts from their face values using its proprietary valuation process that is based on the consumer attributes of the underlying accounts. Based on the Company’s ongoing analysis of these accounts, it employs a dynamic mix of collection strategies to maximize its return on investment. The receivable portfolios the Company purchases consist primarily of unsecured, charged-off domestic consumer credit card, auto deficiency and telecom receivables purchased from national financial institutions, major retail credit corporations, telecom companies and resellers of such portfolios. Acquisitions of receivable portfolios are financed by operations and by borrowings from third parties. See Note 9 for further discussion of the Company’s debt.

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

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force,” which establishes a selling price hierarchy for determining the selling price of a deliverable, and eliminates the residual method of allocation. This update requires the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently analyzing the impact of this update, if any, to its consolidated financial statements.

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2010	2009
Net income available for common shareholders (A)	$10,861	$8,997

Weighted average outstanding shares of common stock (B)	23,494	23,122
Dilutive effect of stock-based awards	1,191	509

Common stock and common stock equivalents (C)	24,685	23,631

Earnings per share:
Basic (A/B)	$0.46	$0.39
Diluted (A/C)	$0.44	$0.38

Employee stock options to purchase approximately 210,000 and 1,393,000 shares of common stock were outstanding during the three months ended March 31, 2010 and 2009, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

Note 3: Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e. the “exit price”). The guidance utilizes a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value into three broad levels. The following is a brief description of each level:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Foreign exchange contracts	$—	$351	$—	$351

Liabilities
Interest rate swap agreements	$—	$1,321	$—	$1,321

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of March 31, 2010, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

Financial instruments not required to be carried at fair value

Borrowings under the Company’s revolving credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s Convertible Notes are carried at historical cost, adjusted for repurchases and debt discount. The fair value estimate for these notes incorporates quoted market prices at the balance sheet date, which was determined to be approximately equal to book value as of March 31, 2010 and December 31, 2009. For investment in receivable portfolios, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

Note 4: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. In April 2007, the Company entered into two separate interest rate swap agreements. Under the swap agreements, the Company receives floating interest rate payments and makes interest payments based on fixed interest rates. The first agreement is for a notional amount of $25.0 million, a term of three years and a fixed interest rate of 4.99%. The second agreement is for a notional amount of $25.0 million, a term of four years and a fixed interest rate of 5.01%. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

The authoritative guidance requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective.

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

Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, the Company reclassifies the accumulated gain or loss on the derivative into earnings. If all or a portion of the forecasted transaction was cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.

As of March 31, 2010, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $14.7 million. All outstanding contracts qualified for hedge accounting treatment as of March 31, 2010. The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2010.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(1,321)	Other liabilities	$(1,791)
Foreign exchange contracts	Other assets	$351	Other liabilities	$(245)

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the three months ended March 31, 2010 and 2009 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$470	$307	Interest expense	$—	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$494	$—	Salaries and employee benefits	$3	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$104	$—	General and administrative expenses	$(1)	$—	Other (expense) income	$—	$—

Note 5: Stock-Based Compensation

On March 9, 2009, the Board of Directors approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or be subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards, plus the number of shares of stock that were available for future awards under the prior 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefits provided under these plans are compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the three months ended March 31, 2010 and 2009 was $1.8 million and $1.1 million, respectively.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the granting of stock options to certain employees and directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest over three to five years of continuous service, and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
Weighted average fair value of options granted	$9.70	$1.36
Risk free interest rate	2.3%	1.9%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	62.0%	52.8%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized compensation cost related to stock options as of March 31, 2010, was $4.9 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 2.4 years.

A summary of the Company’s stock option activity as of March 31, 2010, and changes during the three months then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,667,137	$0.35 – $20.09	$9.28
Granted	215,000	17.90	17.90
Cancelled/forfeited	(10,000)	11.30	11.30
Exercised	(43,500)	0.35 – 16.19	9.09

Outstanding at March 31, 2010	2,828,637	$0.35 – $20.09	$9.93	$18,975

Exercisable at March 31, 2010	1,708,625	$0.35 – $20.09	$8.66	$13,541

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0.4 million and less than $0.1 million, respectively. As of March 31, 2010, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.3 years and 4.4 years, respectively.

Restricted Stock Units

Under the Company’s 2005 Plan, certain employees and directors are eligible to receive restricted stock units. In accordance with the authoritative guidance, the fair value of restricted stock units is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of restricted stock unit awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2010, 88,825 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of March 31, 2010. The remaining 741,295 non-vested shares are not performance-based, and will vest over approximately one to five years of continuous service.

A summary of the status of the Company’s restricted stock units as of March 31, 2010, and changes during the three months then ended, is presented below:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	675,790	$9.27
Awarded	247,419	$17.47
Vested	(92,423)	$7.77
Cancelled/forfeited	(666)	$11.35

Non-vested at March 31, 2010	830,120	$11.88

Unrecognized compensation expense related to restricted stock units as of March 31, 2010, was $4.8 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding restricted stock units was approximately 2.7 years. The fair value of restricted stock units vested during the three months ended March 31, 2010 and 2009 was $1.5 million and $0.2 million, respectively.

Note 6: Investment in Receivable Portfolios, Net

In accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, discrete receivable portfolio purchases during a quarter are aggregated into pools based on common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company expects to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The purchase cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.

In compliance with the authoritative guidance, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an effective interest rate, or IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios and for provision for loss or allowance. Revenue from receivable portfolios is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances.

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered. As of March 31, 2010, there were three portfolios accounted for using the cost recovery method, consisting of $0.5 million in net book value of investment in receivable portfolios.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2009	$628,439	$4,695	$633,134
Revenue recognized, net	(80,851)	(2,056)	(82,907)
Net additions to existing portfolios	45,179	1,702	46,881
Additions for current purchases	93,430	—	93,430

Balance at March 31, 2010	$686,197	$4,341	$690,538

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2008	$592,825	$8,337	$601,162
Revenue recognized, net	(69,775)	(2,500)	(72,275)
Net additions to existing portfolios	5,715	1,032	6,747
Additions for current purchases	81,917	—	81,917

Balance at March 31, 2009	$610,682	$6,869	$617,551

During the three months ended March 31, 2010, the Company purchased receivable portfolios with a face value of $2.1 billion for $81.6 million, or a purchase cost of 3.8% of face value. The estimated future collections at acquisition for these portfolios amounted to $173.3 million. During the three months ended March 31, 2009, the Company purchased receivable portfolios with a face value of $1.3 billion for $55.9 million, or a purchase cost of 4.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $138.4 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2010 and 2009, approximately $2.1 million and $2.5 million, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	81,632	—	—	81,632
Gross collections(1)	(139,084)	(31)	(2,057)	(141,172)
Put-backs and recalls(2)	(584)	—	—	(584)
Revenue recognized(3)	88,732	—	2,056	90,788
(Portfolio allowances) portfolio allowance reversals, net	(7,882)	—	1	(7,881)

Balance, end of period	$549,180	$480	$—	$549,660

Revenue as a percentage of collections (4)	63.8%	0.0%	100.0%	64.3%

	Three Months Ended March 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	55,913	—	—	55,913
Gross collections(1)	(112,491)	(139)	(2,496)	(115,126)
Put-backs and recalls(2)	(920)	—	(4)	(924)
Revenue recognized(3)	75,202	—	2,500	77,702
Portfolio allowances, net	(5,427)	—	—	(5,427)

Balance, end of period	$472,875	$609	$—	$473,484

Revenue as a percentage of collections (4)	66.9%	0.0%	100.0%	67.5%

(1)	Does not include amounts collected on behalf of others.
(2)

Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Includes retained interest.
(4)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Balance at beginning of period	$76,462	$57,152
Provision for portfolio allowances	9,730	5,580
Reversal of prior allowance	(1,849)	(153)

Balance at end of period	$84,343	$62,579

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Three Months Ended March 31,
	2010	2009
Collection sites	$65,804	$50,342
Legal collections	57,173	56,407
Collection agencies	17,752	7,667
Sales and other	538	817

	$141,267	$115,233

Note 7: Deferred Court Costs

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2010	December 31, 2009
Court costs advanced	$174,520	$172,488
Court costs recovered	(45,369)	(44,980)
Court costs reserve	(103,548)	(101,551)

	$25,603	$25,957

Note 8: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Debt issuance costs, net of amortization	$4,829	$553
Prepaid expenses	3,029	1,728
Security deposit – India building lease	1,042	1,013
Deferred compensation assets	781	758
Other	513	200

	$10,194	$4,252

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 9: Debt

The Company is obligated under borrowings, as follows (in thousands):

	March 31, 2010	December 31, 2009
Convertible notes	$42,920	$42,920
Less: Debt discount	(1,335)	(2,013)
Revolving credit facility	273,000	260,000
Capital lease obligations	3,429	2,168

	$318,014	$303,075

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

In October 2005, the Company obtained stockholder approval of a net-share settlement feature that allows the Company to settle conversion of the Convertible Notes through a combination of cash and stock. The net-settlement feature is accounted for as convertible debt and is not subject to derivative accounting treatment. As a result of the net-settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of its diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $22.34.

Effective January 1, 2009, the Company retrospectively adopted the authoritative guidance for debt with conversion and other options. The authoritative guidance requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.

In accordance with the authoritative guidance, the Company determined that the fair value of the Convertible Notes at issuance in 2005 was approximately $73.2 million, and designated the residual value of approximately $26.8 million as the equity component. Additionally, the Company allocated approximately $2.5 million of the $3.4 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.9 million as equity issuance cost.

The balances of the liability and equity components as of each period presented are as follows (in thousands):

	March 31, 2010	December 31, 2009
Liability component – principal amount	$42,920	$42,920
Unamortized debt discount	(1,335)	(2,013)

Liability component – net carrying amount	41,585	40,907
Equity component	25,878	25,878

The remaining debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The Convertible Notes are due on September 19, 2010. The effective interest rate on the liability component was 10.38%.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest expense – stated coupon rate	$362	$540
Interest expense – amortization of debt discount	678	910

Total interest expense – convertible notes	$1,040	$1,450

During the three months ended March 31, 2009, the Company repurchased $25.6 million principal amount of its outstanding Convertible Notes for a total price of $19.8 million plus accrued interest. These transactions resulted in a net gain of $3.1 million. The Company wrote-off approximately $0.2 million in debt issuance costs and $2.5 million in debt discount in connection with the repurchase of its Convertible Notes during the three months ended March 31, 2009.

As of March 31, 2010, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of the Company’s common stock. Prior to March 19, 2010, a holder of the Convertible Notes, under certain criteria defined in the agreement, had the ability to convert the Convertible Notes into shares of the Company’s common stock. None of the criteria were met and therefore no such conversions took place.

Holders may surrender their Convertible Notes for conversion anytime on or after March 19, 2010, until the close of business on the trading day immediately preceding September 19, 2010.

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

The warrants have a strike price of $29.04 and are generally exercisable at any time. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants. In accordance with the authoritative guidance for equity securities, the Company recorded the net call options and warrants as a reduction in additional paid in capital as of December 31, 2005, and will not recognize subsequent changes in the fair value of the call options and warrants in its consolidated financial statements.

During the three months ended March 31, 2010, the Company completed a partial net settlement of the call options and warrants associated with the Convertible Notes and received net proceeds of approximately $0.5 million. This amount was recorded as an increase to additional paid in capital in stockholders’ equity. As of March 31, 2010, the Company had outstanding call options to purchase from the counterparties an aggregate of 3,133,746 shares of the Company’s common stock at a price of $22.34 per share and outstanding warrants to the same counterparties to purchase from the Company an aggregate of 2,789,035 shares of the Company’s common stock at a price of $29.04 per share.

Revolving Credit Facility

On February 8, 2010, the Company entered into a new $327.5 million revolving credit facility (“2010 Revolving Credit Facility”) to be used for the purpose of purchasing receivable portfolios and for general working capital needs. The 2010 Revolving Credit Facility expires in May 2013. The 2010 Revolving Credit Facility contains an accordion feature which allows the Company, on or subsequent to closing, at its option, and subject to customary conditions, to request an increase in the facility of up to $100.0 million, (not to exceed a total facility of $427.5 million) by obtaining one or more commitments from one or more lenders or other entities with the consent of the administrative agent, but without the consent of any other lenders. The 2010 Revolving Credit Facility replaces the Company’s previous revolving credit facility which was due to expire in May 2010.

Provisions of the 2010 Revolving Credit Facility include:

•

Interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR plus a spread that ranges from 350 to 400 basis points, depending on the Company’s leverage; or (2) Alternate Base Rate (“ABR”) plus a spread that ranges from 250 to 300 basis points, depending on the Company’s leverage. ABR, as defined in the agreement, means the highest of (i) the rate of interest publicly announced by JP Morgan Chase Bank as its prime rate in effect at its principal office in New York City, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) reserved adjusted LIBOR for a one month interest period on the applicable date plus 1%;

•	$10.0 million sub-limits for swingline loans and letters of credit;

•

A borrowing base equal to the lesser of (1) 30% of eligible estimated remaining collections minus, to the extent the borrowing base is being calculated on or after June 19, 2010, and so long as the Convertible Notes are outstanding, the aggregate outstanding principal amount of the Convertible Notes plus the aggregate amount of the Company’s unrestricted and unencumbered cash and cash equivalent investments (not to exceed the aggregate outstanding principal amount of the Convertible Notes) and (2) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Repurchases of up to $50.0 million in any combination of the Company’s common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity;

•	A change of control definition which excludes acquisitions of stock by Red Mountain, JCF FPK and their respective affiliates;

•	Events of default which, upon occurrence, may permit the lenders to terminate the 2010 Revolving Credit Facility and declare all amounts outstanding to be immediately due and payable;

•	An annual capital expenditure maximum of $12.5 million;

•	An annual rental expense maximum of $12.5 million;

•	An outstanding capital lease maximum of $12.5 million;

•	An acquisition limit of $100.0 million; and

•	Collateralization by all assets of the Company.

In conjunction with the 2010 Revolving Credit Facility, the Company incurred loan fees and other loan costs of approximately $4.7 million. These costs will be amortized over the term of the agreement.

As of March 31, 2010, the outstanding balance on the 2010 Revolving Credit Facility was $273.0 million, which bore a weighted average interest rate of 4.55%. The aggregate borrowing base was $327.5 million, of which $54.5 million was available for future borrowings. The Company is in compliance with all covenants under its financing agreements.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. As of March 31, 2010, the Company’s combined obligation was approximately $2.5 million. These lease obligations require monthly payments that range from approximately $1,000 to $20,000 through June 2013 and have implicit interest rates that range from approximately 5.9% to 7.7%.

The Company has financed certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of March 31, 2010, the Company’s combined obligation was approximately $1.0 million. These financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Note 10: Income Taxes

The Company recorded an income tax provision of $6.5 million, reflecting an effective rate of 37.4% of pretax income during the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2010, consists primarily of a provision for Federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a provision for state taxes of 7.3% and the benefit of permanent book versus tax differences of 2.3%. The Company recorded an income tax provision of $6.0 million, reflecting an effective rate of 39.9% of pretax income during the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2009, consists primarily of a provision for Federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8% and the benefit of permanent book versus tax differences of 0.2%.

As of March 31, 2010, the Company had a gross unrecognized tax benefit of $0.9 million that, if recognized, would result in a net tax benefit of approximately $0.7 million and would have a positive effect on the Company’s effective tax rate. During the three months ended March 31, 2010, there were no material changes to the unrecognized tax benefit.

For the three months ended March 31, 2010, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three months ended March 31, 2010, were approximately $1.8 million. Such undistributed earnings are considered permanently reinvested.

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

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Three Months Ended March 31, 2010
	Cost	%
Seller 1	$19,213	23.5%
Seller 2	15,273	18.7%
Seller 3	14,406	17.7%
Seller 4	13,562	16.6%
Seller 5	10,260	12.6%
Other sellers	8,918	10.9%

	$81,632	100.0%
Adjustments(1)	(10)

Purchases, net	$81,622

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against it, and certain individuals, including several of the Company’s officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in its Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in its Registration Statement on Form S-3, originally filed in May 2004. The amended complaint sought injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On January 19, 2010, the District Court issued an order granting defendants’ summary judgment motions, dismissed all causes of action against all of the defendants and entered judgment in favor of the defendants. On February 12, 2010, Mr. Moser filed a notice of appeal of the judgment.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arose out of the same statements made or alleged to have been made in the Company’s Registration Statements mentioned above. The amended complaint sought injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and it accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. This action was also dismissed by the District Court on January 19, 2010. Mr. Moser’s February 12, 2010 notice of appeal also challenges this judgment.

The Company, along with others in its industry, is subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, and comparable state statutes, which could have a material adverse effect on it due to the remedies available under these statutes, including punitive damages. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, and has made inaccurate assertions of fact in support of its collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no clear legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

In one such action, captioned Brent v. Midland Credit Management, Inc et. al, filed on May 19, 2008, in the United States District Court for the Northern District of Ohio [Western Division], the plaintiff has filed a class action counter-claim against Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleges that the Midland Defendants’

business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. On February 22, 2010, the District Court denied Plaintiff’s attempts to enlarge the case to include a national class of consumers, and ordered the parties to brief issues relating to whether a statewide class should be certified. No class has been certified to date.

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

The Company has established loss provisions only for matters in which losses are probable and can be reasonably estimated. Some of the matters pending against the Company involve potential compensatory, punitive damage claims, fines or sanctions that, if granted, could require it to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. Although litigation is inherently uncertain, at this time, based on past experience, the information currently available and the possible availability of insurance and/or indemnification in some cases, the Company does not believe that the resolution of these matters will have a material adverse effect on its consolidated financial position or its results of operations.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2010, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.7 billion for a purchase price of approximately $96.8 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

Note 13: Securities Repurchase Program

On February 8, 2010, the Company’s board of directors approved a new $50.0 million securities repurchase program to replace the remaining available repurchase authority allowed under the prior program. Under the 2010 Revolving Credit Facility, the Company has the renewed ability to repurchase up to $50.0 million in any combination of the Company’s common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The board’s approval authorizes the Company to repurchase an aggregate of up to $50.0 million of any combination of its common stock and Convertible Notes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Market Overview

Although the broader economy resumed growth in the second half of 2009, the consequences of the recent recession continue to impact consumer liquidity and credit. In the U.S., consumer credit availability continues to be limited and the unemployment rate remains at levels not seen since the early 1980s. Credit card delinquency rates have moderated in the first quarter of 2010, but net charge-off rates remain near their historical highs. Other indicators of consumer financial distress, personal bankruptcies and home foreclosure filings remain relatively high; the latter increasing by 16% from the first quarter of 2009 and is expected to remain at record levels through 2011. These conditions present us with both opportunities and challenges.

On the opportunities side, the increase in credit card charge-offs and delinquencies (which contribute to an increase in supply), combined with the challenges some of our competitors are facing in (i) generating sufficient returns on receivables they purchased in 2005 – 2007, when prices were high and (ii) obtaining sufficient capital to fund future purchases (which contributes to a decrease in demand) have resulted in a significant reduction in the market price for portfolios of charged-off receivables. For example, prices for fresh charge-offs (receivables that are sold immediately after charge-off) have declined from 8% – 13% of face value in 2008 to 4% – 8% of face value in 2009 and the first quarter of 2010. We have seen similar pricing declines across all ages of charge-offs and the decline is more pronounced in the resale market. Recently, however, pricing has begun to increase slightly from the low levels experienced during most of 2009, although pricing is still favorable when compared to 2005 – 2008. Additionally, as a result of the price decline, some sellers of portfolios have chosen not to sell as much of their charge-offs as they previously had and, as an alternative to selling all of their charge-offs, have collected on accounts internally or placed accounts with third-party collection agencies. As such, the full impact the price reduction will have on our purchasing volumes is presently unclear.

On the challenges side, increases in unemployment, high foreclosure rates and the difficulties consumers are experiencing in obtaining credit may, for a period of time, negatively impact collections on receivables that we currently own or that we purchase during these challenging economic times. Despite these market conditions, during the first quarter of 2010, most of the collection metrics we track have remained relatively consistent, as compared to 2008 and 2009. For example, payer rates and average payment size, adjusted for the change in settlement-in-full/payment plan mix, have remained relatively constant. One change we have noted is that more consumers are settling their debts through payment plans rather than in one-time settlements. Payments made over longer periods of time impact our business in two ways: First, when payments are extended over longer periods of time rather than received up front, the delay in cash flows could result in a provision for portfolio allowances. This is because discounting a long-term payment stream using a pool group’s internal rate of return, or IRR, rather than discounting a one-time settlement payment using the same IRR, will result in a lower net present value. As a result, even if the total amount of cash received through long-term payment plans is the same as the cash received through one-time settlements, accounting for the stream of payments in the former may result in a provision for portfolio allowances. Second, when debts are settled through payment plans, there is a possibility that consumers will not make all of the payments required by those plans. We refer to consumers who do not make all of their payments as “broken payers.” When this happens, we are often successful in getting the consumer back on plan but this is not always the case and, in those instances where we are unable to get the consumer back on plan, we experience a shortfall in collections. Despite the current economic environment, we have not experienced an increase in the broken payer rate in the first quarter of 2010 as compared to the same period in 2009. Please refer to “Management’s Discussion and Analysis—Revenue” below for a more detailed explanation of the provision for portfolio allowances for the three months ended March 31, 2010.

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

Purchases and Collections

Purchases

During the three months ended March 31, 2010, we invested $81.6 million primarily for charged-off credit card portfolios with face values aggregating $2.1 billion, for an average purchase price of 3.8% of face value. This is a $25.7 million increase, or 46.0%, in the amount invested, compared with the $55.9 million invested during the three months ended March 31, 2009, to acquire primarily charged-off credit card portfolios with a face value aggregating $1.3 billion for an average purchase price of 4.2% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

During the three months ended March 31, 2010 and 2009, we utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2010	2009
Collection sites	$65,804	$50,342
Legal collections	57,173	56,407
Collection agencies	17,752	7,667
Sales and other	538	817

	$141,267	$115,233

Gross collections increased $26.1 million, or 22.6%, to $141.3 million during the three months ended March 31, 2010, from $115.2 million during the three months ended March 31, 2009. A portion of our collections come from the weekly remittances we receive from our law firm and agency partners. Typically there are 13 remittances in each quarter, however, there were only 12 remittances during the three months ended March 31, 2010. As our average weekly remittances have grown to approximately $8.0 million, our collections for the three months ended March 31, 2010 were negatively affected by the one fewer weekly remittance. There were 13 remittances during the three months ended March 31, 2009. The second and fourth quarters of 2010 will have the typical 13 weekly remittances and the third quarter will have 14 remittances.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2010		2009
Revenue
Revenue from receivable portfolios, net	$82,907	94.9%	$72,275	94.5%
Servicing fees and related revenue	4,431	5.1%	4,171	5.5%

Total revenue	87,338	100.0%	76,446	100.0%

Operating expenses
Salaries and employee benefits	15,485	17.7%	13,957	18.3%
Stock-based compensation expense	1,761	2.0%	1,080	1.4%
Cost of legal collections	26,433	30.3%	29,947	39.2%
Other operating expenses	9,114	10.4%	5,980	7.8%
Collection agency commissions	5,296	6.1%	2,891	3.8%
General and administrative expenses	6,879	7.9%	5,697	7.4%
Depreciation and amortization	673	0.8%	623	0.8%

Total operating expenses	65,641	75.2%	60,175	78.7%

Income before other (expense) income and income taxes	21,697	24.8%	16,271	21.3%

Other (expense) income
Interest expense	(4,538)	(5.2)%	(4,273)	(5.6)%
Gain on repurchase of convertible notes, net	—	0.0%	3,053	4.0%
Other income (expense)	192	0.2%	(81)	(0.1)%

Total other expense	(4,346)	(5.0)%	(1,301)	(1.7)%

Income before income taxes	17,351	19.8%	14,970	19.6%
Provision for income taxes	(6,490)	(7.4)%	(5,973)	(7.8)%

Net income	$10,861	12.4%	$8,997	11.8%

Comparison of Results of Operations

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our Ascension subsidiary, a provider of bankruptcy services to the finance industry.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2010					As of March 31, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Portfolio Allowance) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,056	$2,056	100.0%	$1	2.3%	$—	—
2002	254	—	0.0%	254	0.0%	—	—
2003	1,477	533	36.1%	703	0.6%	388	31.0%
2004	2,140	1,079	50.4%	167	1.2%	3,704	8.0%
2005	7,663	4,944	64.5%	(771)	5.4%	27,314	5.6%
2006	7,425	6,263	84.4%	(4,322)	6.9%	38,543	5.1%
2007	20,888	12,543	60.0%	(892)	13.8%	59,493	6.2%
2008	35,141	23,071	65.7%	(3,021)	25.4%	142,690	5.0%
2009	55,787	37,001	66.3%	—	40.8%	200,951	5.7%
2010	8,341	3,298	39.5%	—	3.6%	76,577	3.8%

Total	$141,172	$90,788	64.3%	$(7,881)	100.0%	$549,660	5.3%

	Three Months Ended March 31, 2009					As of March 31, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Portfolio Allowance) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,500	$2,500	100.0%	$—	3.2%	$—	—
2002	909	570	62.7%	153	0.7%	491	29.8%
2003	2,349	2,185	93.0%	(409)	2.8%	2,090	30.7%
2004	3,375	2,211	65.5%	(437)	2.9%	8,073	8.1%
2005	12,034	7,782	64.7%	(1,257)	10.0%	43,103	5.6%
2006	12,784	9,049	70.8%	(990)	11.7%	56,642	5.1%
2007	33,221	19,085	57.4%	(848)	24.6%	107,220	5.4%
2008	44,944	31,807	70.8%	(1,639)	40.9%	200,820	5.0%
2009	3,010	2,513	83.5%	—	3.2%	55,045	4.2%

Total	$115,126	$77,702	67.5%	$(5,427)	100.0%	$473,484	5.3%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

Total revenue was $87.3 million for the three months ended March 31, 2010, an increase of $10.9 million, or 14.2%, compared to total revenue of $76.4 million for the three months ended March 31, 2009. Portfolio revenue was $82.9 million for the three months ended March 31, 2010, an increase of $10.6 million, or 14.7%, compared to portfolio revenue of $72.3 million for the three months ended March 31, 2009. The increase in portfolio revenue for the three months ended March 31, 2010, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. During the three months ended March 31, 2010, we recorded a net portfolio allowance provision of $7.9 million, compared to a net portfolio allowance provision of $5.4 million in the same period of the prior year. The net provision for portfolio allowances for the three months ended March 31, 2010 and 2009 was largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressure on the consumer due to a weak economy, changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension was $4.4 million for the three months ended March 31, 2010, an increase of $0.3 million, or 6.3%, compared to revenue of $4.1 million for the three months ended March 31, 2009. The increase in Ascension revenue was due to a higher volume of bankruptcy placements in 2010.

Operating Expenses

Total operating expenses were $65.6 million for the three months ended March 31, 2010, an increase of $5.4 million, or 9.1%, compared to total operating expenses of $60.2 million for the three months ended March 31, 2009.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $1.5 million, or 10.9%, to $15.5 million during the three months ended March 31, 2010, from $14.0 million during the three months ended March 31, 2009. The increase was primarily the result of increases in headcount and related compensation expenses to support our growth.

Stock-based compensation expenses

Stock-based compensation increased $0.7 million, or 63.1%, to $1.8 million during the three months ended March 31, 2010, from $1.1 million during the three months ended March 31, 2009. This increase was primarily attributable to awards granted to our senior management team in the three months ended March 31, 2010 and higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections decreased $3.5 million, or 11.7%, to $26.4 million during the three months ended March 31, 2010, compared to $29.9 million during the three months ended March 31, 2009. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The decrease in the cost of legal collections was primarily the result of a decrease in upfront court cost expenses due to more targeted placement volumes as part of an initiative to primarily sue higher quality accounts. Court costs advanced for the three months ended March 31, 2010 decreased to $13.3 million, compared to $20.5 million for the three months ended March 31, 2009. As a result, court cost expense decreased to $8.5 million, or 14.9% as a percent of collections, for the three months ended March 31, 2010, compared to $13.3 million, or 23.6% of collections, for the three months ended March 31, 2009. This decrease was partially offset by an increase in commissions paid on increased collections through our legal channel. For the three months ended March 31, 2010, we paid commissions of $17.3 million, or 30.2%, on legal collections of $57.2 million, compared to commissions of $16.1 million, or 28.5%, on legal collections of $56.4 million for the three months ended March 31, 2009. In addition to a fixed-rate commission, we incent certain third-party law firms by paying bonus commissions when a law firm exceeds specific targets. Total bonus commissions, included in the amounts above, were $1.5 million, or 2.7% of legal collections during the three months ended March 31, 2010, compared to bonus commissions of $0.4 million, or 0.7% of legal collections during the same period of the prior year. The increase in bonus commissions in the three months ended March 31, 2010 was related to certain firms exceeding their targets due to a one-time change in placement volumes at these firms. As a result of the factors discussed above, the cost of legal collections, as a percent of gross collections through this channel, decreased to 46.2% for the three months ended March 31, 2010 from 53.1% for the three months ended March 31, 2009.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended March 31,
	2010		2009
Collections	$57,173	100.0%	$56,407	100.0%

Court costs advanced	$13,321	23.3%	$20,544	36.4%
Court costs deferred	(4,789)	(8.4)%	(7,241)	(12.8)%

Court cost expense(1)	8,532	14.9%	13,303	23.6%
Other(2)	621	1.1%	544	1.0%
Commissions	17,280	30.2%	16,100	28.5%

Total Costs	$26,433	46.2%	$29,947	53.1%

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

Other operating expenses

Other operating expenses increased $3.1 million, or 52.4%, to $9.1 million during the three months ended March 31, 2010, from $6.0 million during the three months ended March 31, 2009. The increase was primarily the result of an increase of $0.7 million in telephone expenses, an increase of $0.6 million in skip tracing expenses, an increase of $0.7 million in direct mail campaign expenses, an increase of $0.7 million in media-related expenses and a net increase in various other operating expenses of $0.4 million.

Collection agency commissions

During the three months ended March 31, 2010, we incurred $5.3 million in commissions to third party collection agencies, or 29.8%, of the related gross collections of $17.8 million, compared to $2.9 million in commissions, or 37.7%, of the related gross collections of $7.7 million during the three months ended March 31, 2009. The increase in commissions was due to the increase in collections through this channel, offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the three months ended March 31, 2010, we placed more freshly charged-off accounts with our agencies as compared to the same period in the prior year.

General and administrative expenses

General and administrative expenses increased $1.2 million, or 20.7%, to $6.9 million during the three months ended March 31, 2010, from $5.7 million during the three months ended March 31, 2009. The increase was primarily the result of an increase of $0.4 million in building rent related to our India expansion, an increase of $0.4 million in corporate settlements, an increase of $0.4 million in system maintenance costs, and a net increase in other general and administrative expenses of $0.7 million. The increase was offset by a decrease of $0.7 million in corporate legal expenses.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended March 31,
	2010					2009
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$65,804	$6,022	(1)	9.2%	4.3%	$50,342	$5,805	(1)	11.5%	5.0%
Legal networks	57,173	26,433		46.2%	18.7%	56,407	29,947		53.1%	26.0%
Collection agency outsourcing	17,752	5,296		29.8%	3.7%	7,667	2,891		37.7%	2.5%
Sales and other	538	—		—	—	817	—		—	—
Other indirect costs(2)	—	22,818		—	16.2%	—	17,066		—	14.8%

Total	$141,267	$60,569	(3)		42.9%	$115,233	$55,709	(3)		48.3%

(1)	Represents only account manager salaries, variable compensation and employee benefits.

(2)	Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.

(3)

Represents all operating expenses excluding stock-based compensation expense and bankruptcy servicing operating expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses in the table below.

The following table provides a reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses, (in thousands):

	Three Months Ended March 31,
	2010	2009
GAAP total operating expenses, as reported	$65,641	$60,175
Stock-based compensation expense	(1,761)	(1,080)
Bankruptcy servicing operating expenses	(3,311)	(3,386)

Operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses	$60,569	$55,709

During the three months ended March 31, 2010, cost per dollar collected decreased by 540 basis points to 42.9% of gross collections from 48.3% of gross collections during the three months ended March 31, 2009. This decrease was primarily due to several factors, including:

•

The cost of legal collections as a percent of total collections decreased to 18.7% from 26.0% and, as a percentage of legal collections, decreased to 46.2% from 53.1%. The decrease was primarily due to fewer placements, resulting in less upfront court costs expensed in this channel, as discussed in the “cost of legal collections” section above.

•

The cost from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.3% from 5.0% and, as a percentage of our site collections, decreased to 9.2% from 11.5%. The decrease was primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure in the United States.

The decrease was offset by:

•

An increase in collection agency commissions, as a percentage of total collections, to 3.7% from 2.5%. The increase in the percentage of commissions to total collections is due to collection agency commissions growing at a rate faster than total collections, offset by a decline in our commission rate, resulting in a decline in cost per dollar collected in this channel from 37.7% to 29.8%. This was the result of a change in the mix of accounts placed into this channel, primarily freshly charged off accounts. Freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization, increased as a percentage of total collection to 16.5% from 14.8%. This increase is primarily the result of increased other operating expenses as a percentage of total collections related to increased telephone, skip tracing, direct mail campaign, and media-related expenses as discussed above.

Interest Expense

Interest expense increased $0.2 million, or 6.2%, to $4.5 million during the three months ended March 31, 2010, from $4.3 million during the three months ended March 31, 2009.

The following table summarizes our interest expense (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Stated interest on debt obligations	$3,476	$3,053	$423	13.9%
Amortization of loan fees and other loan costs	384	310	74	23.9%
Amortization of debt discount – convertible notes	678	910	(232)	(25.5)%

Total interest expense	$4,538	$4,273	$265	6.2%

Stated interest on debt obligations increased $0.4 million during the three months ended March 31, 2010, compared to the same period of the prior year, primarily due to an increase in our outstanding loan balances and an increase in the credit spread required under our new 2010 Revolving Credit Facility. Amortization of debt discount decreased $0.2 million during the three months ended March 31, 2010, compared to the same period of the prior year, primarily due to buybacks of a portion of our convertible senior notes and the related write-off of the debt discount.

Provision for Income Taxes

During the three months ended March 31, 2010, we recorded an income tax provision of $6.5 million, reflecting an effective rate of 37.4% of pretax income. The effective tax rate for the three months ended March 31, 2010 consists primarily of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, and a benefit for the effect of permanent book versus tax differences of 2.3%.

During the three months ended March 31, 2009, we recorded an income tax provision of $6.0 million, reflecting an effective rate of 39.9% of pretax income. Our effective tax rate for the three months ended March 31, 2009, differed from the Federal statutory rate, primarily due to the net effect of state taxes and the effect of permanent book versus tax differences.

The decline in the effective rate from 39.9% during the three months ended March 31, 2009 to 37.4% during the three months ended March 31, 2010 was primarily due to a one-time benefit resulting from a change in our transfer pricing with India, following a recently updated transfer pricing analysis.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

	Cumulative Collections through December 31, 2009
Year of Purchase	Purchase Price(1)		<2004	2004	2005	2006	2007	2008	2009	2010	Total(2)	CCM(3)
<2004	$284,164	(4)	$517,451	$192,940	$144,775	$109,379	$50,708	$26,777	$16,345	$3,139	$1,061,514	3.7
2004	101,329		—	39,400	79,845	54,832	34,625	19,116	11,363	2,140	241,321	2.4
2005	192,591		—	—	66,491	129,809	109,078	67,346	42,387	7,721	422,832	2.2
2006	141,969		—	—	—	42,354	92,265	70,743	44,553	7,425	257,340	1.8
2007	204,298		—	—	—	—	68,048	145,272	111,117	20,888	345,325	1.7
2008	227,935		—	—	—	—	—	69,049	165,164	35,578	269,791	1.2
2009	254,127		—	—	—	—	—	—	96,529	55,927	152,456	0.6
2010	81,621		—	—	—	—	—	—	—	8,354	8,354	0.1

Total	$1,488,034		$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$141,172	$2,758,933	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2010, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2010 – collections as a multiple of purchase price.

(4)	From inception through December 31, 2002.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2004	$284,164	(4)	$1,061,514	$1,060	$1,062,574	3.7
2004	101,329		241,321	6,158	247,479	2.4
2005	192,591		422,832	48,854	471,686	2.4
2006	141,969		257,340	80,045	337,385	2.4
2007	204,298		345,325	128,648	473,973	2.3
2008	227,935		269,791	305,698	575,489	2.5
2009	254,127		152,456	503,048	655,504	2.6
2010	81,621		8,354	166,687	175,041	2.1

Total	$1,488,034		$2,758,933	$1,240,198	$3,999,131	2.7

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through March 31, 2010, excluding collections on behalf of others.

(3)	Includes $0.5 million in expected collections for the healthcare portfolios on cost recovery.

(4)	From inception through December 31, 2002.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2010	2011	2012	2013	2014	2015	2016	2017	Total
<2004(1)	$1,060	$—	$—	$—	$—	$—	$—	$—	$1,060
2004	4,110	2,048	—	—	—	—	—	—	6,158
2005	21,359	20,424	7,054	17	—	—	—	—	48,854
2006	24,252	27,102	19,355	9,336	—	—	—	—	80,045
2007	46,055	39,506	25,175	14,169	3,743	—	—	—	128,648
2008	97,306	89,566	56,269	35,697	19,980	6,880	—	—	305,698
2009	154,925	149,399	94,476	54,657	29,960	14,512	5,119	—	503,048
2010	35,897	51,650	35,317	20,416	12,019	6,634	4,213	541	166,687

Total	$384,964	$379,695	$237,646	$134,292	$65,702	$28,026	$9,332	$541	$1,240,198

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2010(1)	Purchase Price(2)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	$388	$88,503	0.4%	0.1%
2004	3,704	101,329	3.7%	0.7%
2005	27,314	192,591	14.2%	5.0%
2006	38,543	141,969	27.1%	7.0%
2007	59,493	204,298	29.1%	10.7%
2008	142,690	227,935	62.6%	26.0%
2009	200,951	254,127	79.1%	36.6%
2010	76,577	81,621	93.8%	13.9%

Total	$549,660	$1,292,373	42.5%	100.0%

(1)	Includes $0.5 million for healthcare portfolios being accounted for on the cost recovery method.

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended March 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	81,632	—	—	81,632
Gross collections(1)	(139,084)	(31)	(2,057)	(141,172)
Put-backs and recalls	(584)	—	—	(584)
Revenue recognized(2)	88,732	—	2,056	90,788
(Portfolio allowances) portfolio allowance reversal, net	(7,882)	—	1	(7,881)

Balance, end of period	$549,180	$480	$—	$549,660

Revenue as a percentage of collections (3)	63.8%	0.0%	100.0%	64.3%

	Three Months Ended March 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	55,913	—	—	55,913
Gross collections(1)	(112,491)	(139)	(2,496)	(115,126)
Put-backs and recalls	(920)	—	(4)	(924)
Revenue recognized(2)	75,202	—	2,500	77,702
Portfolio allowances, net	(5,427)	—	—	(5,427)

Balance, end of period	$472,875	$609	$—	$473,484

Revenue as a percentage of collections (3)	66.9%	0.0%	100.0%	67.5%

(1)	Does not include amounts collected on behalf of others.

(2)	Includes retained interest.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of March 31, 2010, we had $549.7 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2010(1)	$121,355
2011	162,512
2012	121,974
2013	75,353
2014	40,707
2015	19,103
2016	8,118
2017	538

Total	$549,660

(1)	2010 amount consists of nine months data from April 1, 2010 to December 31, 2010.

Analysis of Changes in Revenue

The following table analyzes the components of the change in revenue from our receivable portfolios for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 (in thousands, except percentages):

	Three Months Ended March 31,
Variance Component	2010	2009	Change	Revenue Variance
Average portfolio balance	$522,139	$449,569	$72,570	$12,139
Weighted average effective interest rate(1)	68.0%	66.9%	(1.1)%	$1,391
Zero basis revenue	$2,056	$2,500		$(444)
Net portfolio allowances	$(7,881)	$(5,427)		$(2,454)

Total variance				$10,632

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

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2010	2009
Collection sites	$65,804	$50,342
Legal collections	57,173	56,407
Collection agencies	17,752	7,667
Sales and other	538	817

	$141,267	$115,233

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended March 31,				Collection Agencies Three Months Ended March 31,
	2010		2009		2010		2009
Collections	$57,173	100.0%	$56,407	100.0%	$17,752	100.0%	$7,667	100.0%

Commissions	$17,280	30.2%	$16,100	28.5%	$5,296	29.8%	$2,891	37.7%
Court cost expense(1)	8,532	14.9%	13,303	23.6%	—	—	—	—
Other(2)	621	1.1%	544	1.0%	—	—	—	—

Total Costs	$26,433	46.2%	$29,947	53.1%	$5,296	29.8%	$2,891	37.7%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist primarily of costs related to counter claims and legal network subscription fees.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$423	$75,768
2004	—	$23,455	$37,674	$21,676	$12,029	$5,840	$3,665	$677	$105,016
2005	—	—	$21,694	$40,762	$22,152	$10,582	$6,226	$1,152	$102,568
2006	—	—	—	$39,395	$82,740	$43,303	$22,527	$3,729	$191,694
2007	—	—	—	—	$41,958	$80,211	$44,321	$6,678	$173,168
2008	—	—	—	—	—	$47,320	$110,868	$18,209	$176,397
2009	—	—	—	—	—	—	$40,856	$23,769	$64,625
2010	—	—	—	—	—	—	—	$1,993	$1,993

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$16	$4,177
2004	—	$2,509	$2,937	$1,087	$406	$223	$153	$29	$7,344
2005	—	—	$3,271	$4,426	$859	$356	$218	$43	$9,173
2006	—	—	—	$10,158	$10,291	$1,829	$407	$137	$22,822
2007	—	—	—	—	$15,357	$11,952	$1,178	$80	$28,567
2008	—	—	—	—	—	$19,322	$15,842	$753	$35,917
2009	—	—	—	—	—	—	$17,009	$5,585	$22,594
2010	—	—	—	—	—	—	—	$1,252	$1,252

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$125	$23,722
2004	—	$7,273	$12,060	$6,653	$3,498	$1,690	$1,063	$202	$32,439
2005	—	—	$6,725	$12,108	$6,364	$3,036	$1,792	$343	$30,368
2006	—	—	—	$11,451	$23,659	$12,370	$6,464	$1,108	$55,052
2007	—	—	—	—	$11,845	$22,927	$12,697	$1,990	$49,459
2008	—	—	—	—	—	$13,678	$31,794	$5,402	$50,874
2009	—	—	—	—	—	—	$11,476	$6,889	$18,365
2010	—	—	—	—	—	—	—	$536	$536

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.3%	36.8%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.1%	37.9%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	33.5%	38.6%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.4%	40.6%
2007	—	—	—	—	64.8%	43.5%	31.3%	31.0%	45.1%
2008	—	—	—	—	—	69.7%	43.0%	33.8%	49.2%
2009	—	—	—	—	—	—	69.7%	52.5%	63.4%
2010	—	—	—	—	—	—	—	89.7%	89.7%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009	2010	Total
2003	23	29	5	2	—	—	—	—	59
2004	—	59	39	11	2	—	—	—	111
2005	—	—	76	46	3	—	—	—	125
2006	—	—	—	205	105	4	—	—	314
2007	—	—	—	—	269	106	4	—	379
2008	—	—	—	—	—	338	136	1	475
2009	—	—	—	—	—	—	245	59	304
2010	—	—	—	—	—	—	—	42	42

(1)	Represents the year the account was placed into litigation.

(2)	Represents the year the account was placed into our legal channel.

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of March 31,
	2010		2009
	U.S.	India	U.S.	India
General & Administrative	342	200	317	98
Account Manager	216	757	270	350
Bankruptcy Specialist	63	60	62	37

	621	1,017	649	485

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended March 31,
	2010	2009
Gross collections - collection sites	$65,804	$50,342
Average active account managers	938	587
Collections per average active account manager	$70.2	$85.8

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended March 31,
	2010	2009
Gross collections - collection sites	$65,804	$50,342
Total hours paid	439	265
Collections per hour paid	$149.9	$190.0

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009
Gross collections - collection sites	$65,804	$50,342
Direct cost(1)	$6,022	$5,805
Cost per dollar collected	9.2%	11.5%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended March 31,
	2010	2009
Portfolio Purchasing and Collecting Activities
Collections related	$6,022	$5,805
General & administrative	7,586	6,106

Subtotal	13,608	11,911
Bankruptcy Services	1,877	2,046

	$15,485	$13,957

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$20,528	$16,888
Net cash used in investing activities	$(30,872)	$(18,034)
Net cash provided by (used in) financing activities	$9,531	$(4,934)

On February 8, 2010, we entered into a new $327.5 million, revolving credit facility, or 2010 Revolving Credit Facility. This new facility replaces the previous revolving credit facility and is due to expire in May 2013. All of our portfolio purchases are funded with cash or financed under the 2010 Revolving Credit Facility. See Note 9 to our consolidated financial statements for a further discussion on our 2010 Revolving Credit Facility.

On February 8, 2010, our board of directors approved a new $50.0 million securities repurchase program to replace the remaining available repurchase authority allowed under our prior program. Under the 2010 Revolving Credit Facility, we have the renewed ability to repurchase up to $50.0 million in any combination of our common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The board’s approval authorizes us to repurchase an aggregate of up to $50.0 million of any combination of our common stock and Convertible Notes. See Note 9 to our consolidated financial statements for a further discussion of our Convertible Notes.

Operating Cash Flows

Net cash provided by operating activities was $20.5 million and $16.9 million for the three months ended March 31, 2010 and 2009, respectively.

Cash provided by operating activities for the three months ended March 31, 2010, is primarily related to net income of $10.9 million and $7.9 million in a non-cash add back related to the net provision for allowance on our receivable portfolios. Cash provided by operating activities for the three months ended March 31, 2009, was primarily attributable to net income of $9.0 million, $5.4 million in a non-cash add back related to the net provision for allowance on our receivable portfolios and a net increase of $2.5 million due to changes in other operating assets and liabilities, offset by a non-cash gain of $3.1 million related to a repurchase of our Convertible Notes.

Investing Cash Flows

Net cash used in investing activities was $30.9 million and $18.0 million for the three months ended March 31, 2010 and 2009, respectively.

The cash flows used in investing activities for the three months ended March 31, 2010, are primarily related to receivable portfolio purchases of $81.3 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $50.4 million. The cash flows used in investing activities for the three months ended March 31, 2009, are primarily related to receivable portfolio purchases of $55.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $37.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $0.2 million and $0.5 million for three months ended March 31, 2010 and 2009, respectively.

Financing Cash Flows

Net cash provided by financing activities was $9.5 million for the three months ended March 31, 2010 and net cash used in financing activities was $4.9 million for the three months ended March 31, 2009.

The cash provided by financing activities during the three months ended March 31, 2010, reflects $22.0 million in repayments of amounts outstanding under our line of credit, offset by $35.0 million in borrowings under our line of credit agreement. The cash used in financing activities during the three months ended March 31, 2009, reflects $17.0 million in repayments of amounts outstanding under our line of credit and $19.8 million used for the repurchase of Convertible Notes with face value of $23.1 million, offset by $32.0 million in borrowings under our line of credit agreement.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our Convertible Notes, we have achieved 33 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $7.6 million as of March 31, 2010, and availability under our new $327.5 million 2010 Revolving Credit Facility which expires in May 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk affecting Encore, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2009.

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

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in our Registration Statement on Form S-3, originally filed in May 2004. The amended complaint sought injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On January 19, 2010, the District Court issued an order granting defendants’ summary judgment motions, dismissed all causes of action against all of the defendants and entered judgment in favor of the defendants. On February 12, 2010, Mr. Moser filed a notice of appeal of the judgment.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time, was a significant stockholder of ours, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arose out of the same statements made or alleged to have been made in our Registration Statements mentioned above. The amended complaint sought injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to us, and we accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. This action was also dismissed by the District Court on January 19, 2010 Mr. Moser’s February 12, 2010 notice of appeal also challenges this judgment.

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

In one such action, captioned Brent v. Midland Credit Management, Inc et. al, filed on May 19, 2008, in the United States District Court for the Northern District of Ohio [Western Division], the plaintiff has filed a class action counter-claim against Midland Credit Management, Inc. and Midland Funding LLC, or the Midland Defendants. The complaint alleges that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. On February 22, 2010, the District Court denied Plaintiff’s attempts to enlarge the case to include a national class of consumers, and ordered the parties to brief issues relating to whether a statewide class should be certified. No class has been certified to date.

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

Item 1A—Risk Factors

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we believe are subject to certain safe harbors. Many statements, other than statements of historical facts, included or incorporated into this Quarterly Report on Form 10- Q are forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. In particular, these statements may be found, under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections, among other places.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including those set forth below, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. This section highlights some specific risks affecting our business, operating results and financial condition. The list of risks is not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. These factors include the following:

•	Recent instability in the financial markets and global economy may affect our access to capital, our ability to purchase accounts, and the success of our collection efforts;

•	Our quarterly operating results may fluctuate due to a variety of factors;

•	Fluctuations in our operating results may lead to decreases in the trading prices of our common stock and convertible notes;

•	We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all;

•	We may not be successful in acquiring and collecting on portfolios consisting of new types of receivables;

•	We may purchase receivable portfolios that contain unprofitable accounts and we may not be able to collect sufficient amounts to recover our costs and to fund our operations;

•	We may purchase portfolios that contain accounts which do not meet our account collection criteria;

•	We may not be able to use our sales channel to sell unprofitable accounts;

•	We may not be successful in recovering the level of court costs we anticipate recovering;

•	Our industry is highly competitive, and we may be unable to compete successfully with businesses that may have greater resources than we have;

•	Our failure to purchase sufficient quantities of receivable portfolios may necessitate workforce reductions, which may harm our business;

•	A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers;

•	We may be unable to meet our future short- or long-term liquidity requirements;

•

Volatility in U.S. credit markets could affect our ability to refinance and/or retire existing debt, obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures;

•	We may not be able to continue to satisfy the restrictive covenants in our debt agreements;

•	The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate;

•	If we do not meet our projected collection levels for particular account portfolios, our earnings will be reduced through provisions for portfolio allowances;

•

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. We carry approximately $16.0 million in goodwill and approximately $1.0 million in amortizable intangible assets on our balance sheet. Under generally accepted accounting principles, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations;

•	Negative news regarding the debt collection industry and individual debt collectors may have a negative impact on a debtor’s willingness to pay the debt we acquire;

•	Present and future government regulation, legislation or enforcement actions may limit our ability to recover and enforce the collection of receivables;

•

Failure to comply with government regulation by us or third parties acting for or in our behalf could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures;

•	We are dependent upon third parties to service a substantial portion of our consumer receivable portfolios;

•	A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor;

•

An inability to obtain relevant supporting documentation related to our consumer receivable portfolios, or the cost of obtaining such documentation, may limit our ability to recover and enforce collection of receivables or increase our costs of collection;

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

•	We may make acquisitions that prove unsuccessful or strain or divert our resources;

•	We are dependent on our management team for the adoption and implementation of our strategies and the loss of their services could have a material adverse effect on our business;

•	We may not be able to hire and retain enough sufficiently trained employees to support our operations, and/or we may experience high rates of personnel turnover;

•	Exposure to regulatory, political and economic conditions in India exposes us to risks or loss of business;

•	We may not be able to manage our growth effectively, including the expansion of our operations in India;

•	The failure of our technology and telecommunications systems could have an adverse effect on our operations;

•	We may not be able to successfully anticipate, invest in or adopt technological advances within our industry;

•	We may not be able to adequately protect the intellectual property rights upon which we rely;

•	Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change; and

•	We are subject to examinations and challenges by tax authorities.

For more information about these risks, see the discussion under “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission, which is incorporated herein by reference.

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

Item 5.	Exhibits

10.1	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010).

10.2	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010).

10.3	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: April 27, 2010

EXHIBIT INDEX

10.1	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010).

10.2	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010).

10.3	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).