Form 10-Q
period 2010-06-30
ENCORE CAPITAL GROUP INC
filed 2010-08-02
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2010
Common Stock, $0.01 par value	23,805,717 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$10,402	$8,388
Accounts receivable, net	2,478	3,134
Investment in receivable portfolios, net	566,815	526,877
Deferred court costs	25,954	25,957
Property and equipment, net	11,234	9,427
Prepaid income tax	2,039	—
Other assets	9,793	4,252
Goodwill	15,985	15,985
Identifiable intangible assets, net	943	1,139

Total assets	$645,643	$595,159

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$22,028	$21,815
Income taxes payable	—	2,681
Deferred tax liabilities, net	16,958	16,980
Deferred revenue	4,808	5,481
Debt	328,656	303,075
Other liabilities	1,066	2,036

Total liabilities	373,516	352,068

Commitments and contingencies and subsequent events
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,785 shares and 23,359 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	238	234
Additional paid-in capital	110,117	104,261
Accumulated earnings	162,433	139,842
Accumulated other comprehensive loss	(661)	(1,246)

Total stockholders’ equity	272,127	243,091

Total liabilities and stockholders’ equity	$645,643	$595,159

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Revenue from receivable portfolios, net	$91,845	$73,965	$174,752	$146,240
Servicing fees and other related revenue	4,386	4,070	8,817	8,241

Total revenue	96,231	78,035	183,569	154,481

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	16,484	14,762	31,969	28,719
Stock-based compensation expense	1,446	994	3,207	2,074
Cost of legal collections	31,235	28,626	57,668	58,573
Other operating expenses	9,027	6,598	18,141	12,578
Collection agency commissions	6,413	4,797	11,709	7,688
General and administrative expenses	7,425	7,097	14,304	12,794
Depreciation and amortization	752	620	1,425	1,243

Total operating expenses	72,782	63,494	138,423	123,669

Income before other (expense) income and income taxes	23,449	14,541	45,146	30,812

Other (expense) income
Interest expense	(4,880)	(3,958)	(9,418)	(8,231)
Gain on repurchase of convertible notes, net	—	215	—	3,268
Other (expense) income	(90)	9	102	(72)

Total other expense	(4,970)	(3,734)	(9,316)	(5,035)

Income before income taxes	18,479	10,807	35,830	25,777
Provision for income taxes	(6,749)	(4,166)	(13,239)	(10,139)

Net income	$11,730	$6,641	$22,591	$15,638

Weighted average shares outstanding:
Basic	23,713	23,168	23,673	23,145
Diluted	24,958	23,971	24,897	23,811
Earnings per share:
Basic	$0.49	$0.29	$0.95	$0.68
Diluted	$0.47	$0.28	$0.91	$0.66

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2009	23,359	$234	$104,261	$139,842	$(1,246)	$243,091	$—

Net income	—	—	—	22,591	—	22,591	22,591
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	585	585	585
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	426	4	432	—	—	436	—
Stock-based compensation	—	—	3,207	—	—	3,207	—
Settlement of call options and warrants associated with convertible notes, net	—	—	524	—	—	524	—
Tax benefit related to stock-based compensation	—	—	1,693	—	—	1,693	—

Balance at June 30, 2010	23,785	$238	$110,117	$162,433	$(661)	$272,127	$23,176

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$22,591	$15,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,425	1,243
Amortization of loan costs and debt discount	2,194	2,160
Stock-based compensation expense	3,207	2,074
Gain on repurchase of convertible notes, net	—	(3,268)
Deferred income tax expense	(22)	360
Excess tax benefit from stock-based payment arrangements	(1,813)	(28)
Provision for allowances on receivable portfolios, net	10,720	9,991
Changes in operating assets and liabilities
Other assets	39	(2,456)
Deferred court costs	3	(1,425)
Prepaid income tax and income taxes payable	(3,027)	8,577
Deferred revenue	(673)	197
Accounts payable, accrued liabilities and other liabilities	(1,072)	611

Net cash provided by operating activities	33,572	33,674

Investing activities:
Purchases of receivable portfolios	(164,968)	(137,946)
Collections applied to investment in receivable portfolios, net	112,446	81,163
Proceeds from put-backs of receivable portfolios	1,864	1,430
Purchases of property and equipment	(1,647)	(1,400)

Net cash used in investing activities	(52,305)	(56,753)

Financing activities:
Payment of loan costs	(4,660)	—
Proceeds from revolving credit facility	53,000	62,500
Repayment of revolving credit facility	(31,000)	(21,500)
Repurchase of convertible notes	—	(22,262)
Proceeds from net settlement of certain call options	524	—
Proceeds from exercise of stock options	1,688	29
Excess tax benefit from stock-based payment arrangements	1,813	28
Repayment of capital lease obligations	(618)	(122)

Net cash provided by financing activities	20,747	18,673

Net increase (decrease) in cash and cash equivalents	2,014	(4,406)
Cash and cash equivalents, beginning of period	8,388	10,341

Cash and cash equivalents, end of period	$10,402	$5,935

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,994	$6,435
Cash paid for income taxes	$16,544	$1,626
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$1,389	$—

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a systems-driven purchaser and manager of charged-off consumer receivable portfolios and, through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company purchases portfolios of defaulted consumer receivables and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies and telecommunication companies which the Company purchases at deep discounts. The Company’s success hinges on it understanding, measuring, and predicting the distressed consumer’s behavior. The Company has invested heavily to build one of the industry’s strongest analytic platforms. The Company purchases receivables based on account-level valuation methods, and employs a suite of proprietary statistical models across the full extent of its operations. Moreover, the Company has one of the industry’s largest distressed consumer databases, comprised of approximately 20 million consumer accounts. As a result, the Company has been able to historically realize significant returns from the receivables it acquires. The Company’s performance derives from its sophisticated and widespread use of analytics, its investments in data and consumer intelligence, its cost leadership position (based on the Company’s enterprise-wide, account-level cost database as well as its India facility), and its commitment to see principled intent drive every consumer interaction. The Company maintains strong relationships with many of the largest credit providers in the United States, and possesses one of the industry’s best collection staff retention rates.

In addition, the Company provides bankruptcy support services to some of the largest companies in the financial services industry through its Ascension subsidiary. Leveraging a proprietary software platform dedicated to bankruptcy servicing, Ascension’s operational platform integrates lenders, trustees, and consumers across the bankruptcy lifecycle.

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income available for common shareholders	$11,730	$6,641	$22,591	$15,638

Weighted average outstanding shares of common stock	23,713	23,168	23,673	23,145
Dilutive effect of stock-based awards	1,245	803	1,224	666

Common stock and common stock equivalents	24,958	23,971	24,897	23,811

Earnings per share:
Basic(1)	$0.49	$0.29	$0.95	$0.68
Diluted( [2] )	$0.47	$0.28	$0.91	$0.66

(1)	Represents net income available for common shareholders divided by weighted average outstanding shares of common stock.

(2)	Represents net income available for common shareholders divided by common stock and common stock equivalents.

Employee stock options to purchase approximately 259,000 and 264,000 shares of common stock during the three and six months ended June 30, 2010, respectively, and employee stock options to purchase approximately 1,346,000 shares of common stock during the three and six months ended June 30, 2009, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Liabilities measured at fair value on a recurring basis at June 30, 2010 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities
Foreign exchange contracts	$—	$120	$—	$120
Interest rate swap agreements	$—	$946	$—	$946

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of June 30, 2010, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

Financial instruments not required to be carried at fair value

Borrowings under the Company’s revolving credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. The Company’s Convertible Notes are carried at historical cost, adjusted for repurchases and debt discount. The fair value estimate for these notes incorporates quoted market prices at the balance sheet date, which was determined to be approximately equal to book value as of June 30, 2010 and December 31, 2009. For investment in receivable portfolios, there is no active market or observable inputs for the fair value estimation. The Company considers it not practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

Note 4: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of June 30, 2010, the Company has one interest rate swap agreement outstanding with a notional amount of $25.0 million and an expiration date of April 2011. Under the swap agreement, the Company receives floating interest rate payments and makes interest payments based on a fixed interest rate of 5.01%. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Foreign Exchange Contracts

The Company conducts business in a currency other than the U.S. dollar, associated with its international subsidiary in India. As a result, India’s forecasted expenditures expose the Company to foreign currency risk. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 24 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and the Company reviews all exposures and derivative positions on an ongoing basis.

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

As of June 30, 2010, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $13.3 million. All outstanding contracts qualified for hedge accounting treatment as of June 30, 2010. The Company estimates that approximately $0.1 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2010.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$946	Other liabilities	$1,791
Foreign exchange contracts	Other liabilities	$120	Other liabilities	$245

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$374	$528	Interest expense	$—	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$(381)	$—	Salaries and employee benefits	$9	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$(78)	$—	General and administrative expenses	$3	$—	Other (expense) income	$—	$—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$845	$835	Interest expense	$—	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$113	$—	Salaries and employee benefits	$12	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$26	$—	General and administrative expenses	$2	$—	Other (expense) income	$—	$—

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

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the six months ended June 30, 2010 and 2009 was $3.2 million and $2.1 million, respectively.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the granting of stock options to employees, officers and executives, and directors of, and consultants and advisors to, the Company. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

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

Unrecognized compensation cost related to stock options as of June 30, 2010 was $4.3 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 2.3 years.

A summary of the Company’s stock option activity as of June 30, 2010, and changes during the six months then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,667,137	$0.35 – $20.09	$9.28
Granted	215,000	17.90	17.90
Cancelled/forfeited	(39,333)	2.89 – 17.90	11.13
Exercised	(242,038)	0.35 – 16.19	6.97

Outstanding at June 30, 2010	2,600,766	$0.35 – $20.09	$10.18	$27,129

Exercisable at June 30, 2010	1,518,487	$0.35 – $20.09	$8.95	$17,708

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $3.2 million and $0.1 million, respectively. As of June 30, 2010, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.3 years and 4.5 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, employees, officers and executives and directors of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2010, 88,825 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of June 30, 2010. The remaining 718,482 non-vested shares are not performance-based, and will vest over approximately one to five years of continuous service.

A summary of the status of the Company’s non-vested shares as of June 30, 2010, and changes during the six months then ended, is presented below:

Non-Vested Shares	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	675,790	$9.27
Awarded	335,169	$17.81
Vested	(184,987)	$9.85
Cancelled/forfeited	(18,665)	$11.33

Non-vested at June 30, 2010	807,307	$12.63

Unrecognized compensation expense related to non-vested shares as of June 30, 2010, was $5.9 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares was approximately 2.5 years. The fair value of vested shares during the six months ended June 30, 2010 and 2009 was $3.5 million and $1.0 million, respectively.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2009	$628,439	$4,695	$633,134
Revenue recognized, net	(80,851)	(2,056)	(82,907)
Net additions to existing portfolios	45,179	1,702	46,881
Additions for current purchases	93,430	—	93,430

Balance at March 31, 2010	$686,197	$4,341	$690,538

Revenue recognized, net	(89,490)	(2,355)	(91,845)
Additions to existing portfolios	16,481	1,960	18,441
Additions for current purchases	95,862	—	95,862

Balance at June 30, 2010	$709,050	$3,946	$712,996

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2008	$592,825	$8,337	$601,162
Revenue recognized, net	(69,775)	(2,500)	(72,275)
Net additions to existing portfolios	5,715	1,032	6,747
Additions for current purchases	81,917	—	81,917

Balance at March 31, 2009	610,682	6,869	617,551

Revenue recognized, net	(71,576)	(2,389)	(73,965)
(Reductions) additions to existing portfolios	(15,399)	2,614	(12,785)
Additions for current purchases	106,771	—	106,771

Balance at June 30, 2009	$630,478	$7,094	$637,572

During the three months ended June 30, 2010, the Company purchased receivable portfolios with a face value of $2.2 billion for $83.3 million, or a purchase cost of 3.7% of face value. The estimated future collections at acquisition for these portfolios amounted to $174.5 million. During the six months ended June 30, 2010, the Company purchased receivable portfolios with a face value of $4.4 billion for $165.0 million, or a purchase cost of 3.8% of face value. The estimated future collections at acquisition for these portfolios amounted to $347.8 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). Zero Basis Revenue remained consistent at $2.4 million during the three months ended June 30, 2010 and 2009. During the six months ended June 30, 2010 and 2009, approximately $4.4 million and $4.9 million were recognized as Zero Basis Revenue, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$549,180	$480	$—	$549,660
Purchases of receivable portfolios	83,336	—	—	83,336
Gross collections(1)	(154,367)	(24)	(2,355)	(156,746)
Put-backs and recalls(2)	(1,280)	—	—	(1,280)
Revenue recognized(3)	92,329	—	2,355	94,684
Portfolio allowances, net	(2,383)	(456)	—	(2,839)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(4)	59.8%	0.0%	100.0%	60.4%

	Three Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$472,875	$609	$—	$473,484
Purchases of receivable portfolios	82,033	—	—	82,033
Gross collections(1)	(119,823)	(56)	(2,389)	(122,268)
Put-backs and recalls(2)	(506)	—	—	(506)
Revenue recognized(3)	76,172	—	2,357	78,529
(Portfolio allowances) portfolio allowance reversals, net	(4,596)	—	32	(4,564)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(4)	63.6%	0.0%	98.7%	64.2%

	Six Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	164,968	—	—	164,968
Gross collections(1)	(293,451)	(55)	(4,412)	(297,918)
Put-backs and recalls(2)	(1,864)	—	—	(1,864)
Revenue recognized(3)	181,061	—	4,411	185,472
(Portfolio allowances) portfolio allowance reversals, net	(10,265)	(456)	1	(10,720)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(4)	61.7%	0.0%	100.0%	62.3%

	Six Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	137,946	—	—	137,946
Gross collections(1)	(232,314)	(195)	(4,885)	(237,394)
Put-backs and recalls(2)	(1,426)	—	(4)	(1,430)
Revenue recognized(3)	151,374	—	4,857	156,231
(Portfolio allowances) portfolio allowance reversals, net	(10,023)	—	32	(9,991)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(4)	65.2%	0.0%	99.4%	65.8%

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$84,343	$62,579	$76,462	$57,152
Provision for portfolio allowances	4,659	4,722	14,389	10,302
Reversal of prior allowance	(1,820)	(158)	(3,669)	(311)

Balance at end of period	$87,182	$67,143	$87,182	$67,143

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collection sites	$66,619	$44,680	$132,424	$95,022
Legal collections	68,049	61,460	125,222	117,867
Collection agencies	21,960	15,506	39,712	23,173
Sales and other	161	727	698	1,544

	$156,789	$122,373	$298,056	$237,606

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2010	December 31, 2009
Court costs advanced	$178,882	$172,488
Court costs recovered	(46,164)	(44,980)
Court costs reserve	(106,764)	(101,551)

	$25,954	$25,957

Note 8: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Debt issuance costs, net of amortization	$4,422	$553
Prepaid expenses	3,198	1,728
Security deposit – India building lease	1,018	1,013
Deferred compensation assets	707	758
Other	448	200

	$9,793	$4,252

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 9: Debt

The Company is obligated under borrowings, as follows (in thousands):

	June 30, 2010	December 31, 2009
Convertible notes	$42,920	$42,920
Less: Debt discount	(629)	(2,013)
Revolving credit facility	282,000	260,000
Capital lease obligations	4,365	2,168

	$328,656	$303,075

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

The balances of the liability and equity components as of each period presented are as follows (in thousands):

	June 30, 2010	December 31, 2009
Liability component – principal amount	$42,920	$42,920
Unamortized debt discount	(629)	(2,013)

Liability component – net carrying amount	42,291	40,907
Equity component	25,878	25,878

The remaining debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The Convertible Notes are due on September 19, 2010. The effective interest rate on the liability component was 10.38%.

Interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense – stated coupon rate	$362	$369	$724	$908
Interest expense – amortization of debt discount	706	650	1,385	1,560

Total interest expense – convertible notes	$1,068	$1,019	$2,109	$2,468

As of June 30, 2010, the Company is making the required interest payments on the Convertible Notes and no other changes in the balance or structure of the Convertible Notes has occurred.

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

As of June 30, 2010, the Company had outstanding call options to purchase from the counterparties an aggregate of 3,133,746 shares of the Company’s common stock at a price of $22.34 per share and outstanding warrants to the same counterparties to purchase from the Company an aggregate of 2,789,035 shares of the Company’s common stock at a price of $29.04 per share.

Revolving Credit Facility

On February 8, 2010, the Company entered into a new $327.5 million revolving credit facility (“2010 Revolving Credit Facility”) to be used for the purpose of purchasing receivable portfolios and for general working capital needs. The 2010 Revolving Credit Facility expires in May 2013. The 2010 Revolving Credit Facility replaced the Company’s previous revolving credit facility which was due to expire in May 2010.

The 2010 Revolving Credit Facility contains an accordion feature which allows the Company, on or subsequent to closing, at its option, and subject to customary conditions, to request an increase in the facility of up to $100.0 million, (not to exceed a total facility of $427.5 million) by obtaining one or more commitments from one or more lenders or other entities with the consent of the administrative agent, but without the consent of any other lenders. On July 15, 2010, the Company obtained an additional $33.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature. The Company thereby increased its revolving credit facility to $360.5 million from $327.5 million, leaving $67.0 million available under the accordion feather. Upon exercise of the accordion, there was $78.5 million in available capacity under the facility, subject to borrowing base and applicable debt covenants.

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

As of June 30, 2010, the outstanding balance on the 2010 Revolving Credit Facility was $282.0 million, which bore a weighted average interest rate of 4.70% and 4.63% for the three and six months ended June 30, 2010, respectively. The aggregate borrowing base was $327.5 million, of which $45.5 million was available for future borrowings. As discussed above, effective July 15, 2010, the 2010 Revolving Credit Facility was increased to $360.5 million. Accordingly, the amount available for future borrowings increased by $33.0 million. The Company is in compliance with all covenants under its financing arrangements.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. As of June 30, 2010, the Company’s combined obligation was approximately $3.4 million. These lease obligations require monthly payments that range from approximately $1,000 to $20,000 through June 2013 and have implicit interest rates that range from approximately 5.9% to 7.7%.

The Company has financed certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of June 30, 2010, the Company’s combined obligation was approximately $1.0 million. These financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Note 10: Income Taxes

The Company recorded an income tax provision of $6.7 million, reflecting an effective rate of 36.5% of pretax income during the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2010, consists primarily of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a provision for state taxes of 7.3%, a benefit of permanent book versus tax differences of 1.5%, and a benefit of an Internal Revenue Service (“IRS”) refund of 1.7%. The Company recorded an income tax provision of $4.2 million, reflecting an effective rate of 38.5% of pretax income during the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, the benefit of permanent book versus tax differences and a state refund 1.6%.

The Company recorded an income tax provision of $13.2 million, reflecting an effective rate of 36.9% of pretax income during the six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2010, consists primarily of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a provision for state taxes of 7.3%, a benefit of permanent book versus tax differences of 1.9%, and a benefit of an IRS refund of 0.9%. The Company recorded an income tax provision of $10.1 million, reflecting an effective rate of 39.3% of pretax income during the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2009, consists primarily of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, the benefit of permanent book versus tax differences and a state refund of 0.8%.

As of June 30, 2010, the Company had a gross unrecognized tax benefit of $0.6 million that, if recognized, would result in a net tax benefit of approximately $0.4 million and would reduce the Company’s effective tax rate. During the three months ended June 30, 2010, the Company recognized a $0.3 million tax benefit which was a result of an IRS refund.

For the three and six months ended June 30, 2010, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and six months ended June 30, 2010, were approximately $1.8 million and $2.5 million, respectively. Such undistributed earnings are considered permanently reinvested.

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

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Six Months Ended June 30, 2010
	Cost	%
Seller 1	$39,531	23.9%
Seller 2	29,360	17.8%
Seller 3	26,881	16.3%
Seller 4	24,606	14.9%
Seller 5	15,136	9.2%
Other sellers	29,454	17.9%

	$164,968	100.0%
Adjustments(1)	(95)

Purchases, net	$164,873

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

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

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2010, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.3 billion for a purchase price of approximately $89.9 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

Note 13: Subsequent Event

The Company’s 2010 Revolving Credit Facility contains an accordion feature which allows the Company, on or subsequent to closing, at its option, and subject to customary conditions, to request an increase in the facility of up to $100.0 million, (not to exceed a total facility of $427.5 million) by obtaining one or more commitments from one or more lenders or other entities with the consent of the administrative agent, but without the consent of any other lenders. On July 15, 2010, the Company obtained an additional $33.0 million in commitments from lenders increasing its revolving credit facility to $360.5 million from $327.5 million.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are other than historical information are forward-looking statements. For example, statements relating to our beliefs, expectations and plans are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Forward-looking statements involve risks and uncertainties, which are difficult to predict and many of which are beyond our control. Therefore, actual results could differ materially and adversely from those expressed in any forward-looking statements. For additional information regarding factors that may affect our actual financial condition and results of operations, see the information under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and herein. We undertake no obligation to revise or update any forward-looking statements for any reason.

Introduction

We purchase portfolios of defaulted consumer receivables and manage them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies and telecommunication companies which we purchase at deep discounts. Success in our business hinges on understanding, measuring, and predicting distressed consumer behavior, and we have invested heavily to build one of the industry’s strongest analytic platforms. We purchase receivables based on account-level valuation methods, and employ a suite of proprietary statistical models across the full extent of our operations. Moreover, we have one of the industry’s largest distressed consumer databases, comprised of approximately 20 million accounts. As a result, we have been able to historically realize significant returns from receivables we acquire. Our performance derives from our sophisticated and widespread use of analytics, our investments in data and consumer intelligence, our cost leadership position (based on our enterprise-wide, account-level cost database as well as our India facility), and our commitment to see principled intent drive every consumer interaction. We maintain strong relationships with many of the largest credit providers in the United States, and possess one of the industry’s best collection staff retention rates.

In addition, we provide bankruptcy support services to some of the largest companies in the financial services business through our wholly-owned subsidiary Ascension Capital Group, Inc. (“Ascension”). Leveraging a proprietary software platform dedicated to bankruptcy servicing, Ascension’s operational platform integrates lenders, trustees, and consumers across the bankruptcy lifecycle.

Market Overview

While there has been some improvement in macroeconomic indicators during the first half of 2010, a broad economic recovery has yet to take hold. Minimal new jobs growth and limited credit availability continue to challenge U.S. consumers as demonstrated by weak consumer spending and volatile consumer confidence levels. Within the credit card space, we find mixed signals. Although charge-off rates remain at historic highs, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosure filings, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic volatility, during the first half of 2010, most of our internal collection metrics were consistent with, or better than, what we observed in 2008 and 2009. To illustrate, payer rates and average payment size, adjusted for changes in settlement-in-full vs. payment plan mix, remained constant. However, more of our consumers are opting to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

Despite the generally negative broad macroeconomic environment, the rate at which consumers are honoring their obligations and completing their payment plans has increased in 2010 when compared to 2009. We believe this is the result of two factors. The first is our commitment to partner effectively with consumers during their recovery process. The second is the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case and in those instances where we are unable to do so, we experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis—Revenue” below for a more detailed explanation of the provision for portfolio allowances for the three and six months ended June 30, 2010.

Throughout the credit crisis, we strategically invested in receivable portfolio as credit card charge-offs increased to historic levels and we believe that some of our competitors were (i) caught owning receivables with low yields as a result of purchasing certain portfolios at elevated pricing levels between 2005 and 2008 and (ii) faced with a constrained access to capital to fund portfolio purchases due to depressed capital markets. These dynamics resulted in a recent supply-demand gap that dramatically reduced pricing of available portfolios, beginning in early 2009. For example, prices for freshly charged-off assets (i.e., receivables sold within thirty days of charge-off by the credit issuers) declined from a range of 8% – 13% in 2008 to a range of 5% – 9% over the last eighteen months. Similar price reductions were apparent across a broad range of defaulted consumer receivable asset classes (including credit cards and other consumer loans), balance ranges, and ages. After such a dramatic decline, pricing in 2010 has started to increase incrementally, but remains favorable when compared to 2005 through 2008 levels. In response to the price declines in 2009 and 2010, some issuers have opted not to sell all of their receivable portfolio unless pricing recovers more fully. These issuers are currently pursuing internal liquidation strategies or partnering with third party agencies.

In light of the uncertainties presented by current market conditions, we believe we are employing a conservative approach to portfolio valuation as well as to forecasting recoveries. Furthermore, while we believe that consumers who have recently defaulted on their credit card debt (i.e., during bad economic conditions) are more likely to recover faster than consumers who have defaulted during earlier, stronger economic times, we have not factored this perspective into our forecasts.

When evaluating the long-term returns of our business, we believe that the benefits arising from the abovementioned conditions will outweigh the potential negative impact to recoveries stemming from additional consumer distress. However, if the pricing environment re-attracts significant capital to our industry and increases demand and, therefore, price, or if the ability of consumers to repay their debt deteriorates further, our returns may be negatively impacted.

Purchases and Collections

Purchases

During the three months ended June 30, 2010, we invested $83.3 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $2.2 billion, for an average purchase price of 3.7% of the face value of the purchased receivables. This is a $1.3 million increase, or 1.6%, in the amount invested, compared with the $82.0 million invested during the three months ended June 30, 2009, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $1.9 billion for an average purchase price of 4.2% of the face value of the purchased receivables.

During the six months ended June 30, 2010, we invested $165.0 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $4.4 billion, for an average purchase price of 3.8% of the face value of the purchased receivables. This is a $27.1 million increase, or 19.6%, in the amount invested, compared with the $137.9 million invested during the six months ended June 30, 2009, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $3.3 billion for an average purchase price of 4.2% of the face value of the purchased receivables.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collection sites	$66,619	$44,680	$132,424	$95,022
Legal collections	68,049	61,460	125,222	117,867
Collection agencies	21,960	15,506	39,712	23,173
Sales and other	161	727	698	1,544

	$156,789	$122,373	$298,056	$237,606

Gross collections increased $34.4 million, or 28.1%, to $156.8 million during the three months ended June 30, 2010, from $122.4 million during the three months ended June 30, 2009. Gross collections increased $60.5 million, or 25.4%, to $298.1 million during the six months ended June 30, 2010, from $237.6 million during the six months ended June 30, 2009.

A portion of our collections comes from the weekly remittances we receive from our law firm and agency partners. Typically there are 13 remittances in each quarter, however, there were only 12 remittances during the three months ended March 31, 2010. As our average weekly remittances have grown to approximately $8.0 million, our collections for the six months ended June 30, 2010 were negatively affected by the one fewer weekly remittance. There were 13 remittances in each quarter during the three and six months ended March 31, 2009 and June 30, 2009. The third quarter of 2010 will have 14 remittances and the fourth quarter will have a typical 13 remittances.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2010		2009
Revenue
Revenue from receivable portfolios, net	$91,845	95.4%	$73,965	94.8%
Servicing fees and related revenue	4,386	4.6%	4,070	5.2%

Total revenue	96,231	100.0%	78,035	100.0%

Operating expenses
Salaries and employee benefits	16,484	17.1%	14,762	18.9%
Stock-based compensation expense	1,446	1.5%	994	1.3%
Cost of legal collections	31,235	32.4%	28,626	36.7%
Other operating expenses	9,027	9.4%	6,598	8.5%
Collection agency commissions	6,413	6.7%	4,797	6.1%
General and administrative expenses	7,425	7.7%	7,097	9.1%
Depreciation and amortization	752	0.8%	620	0.8%

Total operating expenses	72,782	75.6%	63,494	81.4%

Income before other (expense) income and income taxes	23,449	24.4%	14,541	18.6%

Other (expense) income
Interest expense	(4,880)	(5.1)%	(3,958)	(5.1)%
Gain on repurchase of convertible notes, net	—	0.0%	215	0.3%
Other (expense) income	(90)	(0.1)%	9	0.0%

Total other expense	(4,970)	(5.2)%	(3,734)	(4.8)%

Income before income taxes	18,479	19.2%	10,807	13.8%
Provision for income taxes	(6,749)	(7.0)%	(4,166)	(5.3)%

Net income	$11,730	12.2%	$6,641	8.5%

	Six Months Ended June 30,
	2010		2009
Revenue
Revenue from receivable portfolios, net	$174,752	95.2%	$146,240	94.7%
Servicing fees and related revenue	8,817	4.8%	8,241	5.3%

Total revenue	183,569	100.0%	154,481	100.0%

Operating expenses
Salaries and employee benefits	31,969	17.4%	28,719	18.6%
Stock-based compensation expense	3,207	1.7%	2,074	1.3%
Cost of legal collections	57,668	31.4%	58,573	37.9%
Other operating expenses	18,141	9.9%	12,578	8.1%
Collection agency commissions	11,709	6.4%	7,688	5.0%
General and administrative expenses	14,304	7.8%	12,794	8.3%
Depreciation and amortization	1,425	0.8%	1,243	0.8%

Total operating expenses	138,423	75.4%	123,669	80.0%

Income before other (expense) income and income taxes	45,146	24.6%	30,812	20.0%

	Six Months Ended June 30,
	2010		2009
Other (expense) income
Interest expense	(9,418)	(5.2)%	(8,231)	(5.4)%
Gain on repurchase of convertible notes, net	—	0.0%	3,268	2.1%
Other income (expense)	102	0.1%	(72)	0.0%

Total other expense	(9,316)	(5.1)%	(5,035)	(3.3)%

Income before income taxes	35,830	19.5%	25,777	16.7%
Provision for income taxes	(13,239)	(7.2)%	(10,139)	(6.7)%

Net income	$22,591	12.3%	$15,638	10.0%

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2010					As of June 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,355	$2,355	100.0%	$—	2.5%	$—	—
2002	164	—	0.0%	164	0.0%	—	—
2003	1,247	218	17.5%	668	0.2%	26	30.3%
2004	2,209	826	37.4%	469	0.9%	2,787	7.5%
2005	7,364	4,324	58.7%	(411)	4.6%	23,863	5.6%
2006	7,122	5,691	79.9%	(942)	6.0%	35,243	5.1%
2007	19,390	11,617	59.9%	(977)	12.3%	50,741	6.8%
2008	34,324	20,770	60.5%	(1,810)	21.9%	127,313	5.1%
2009	53,321	33,887	63.6%	—	35.8%	181,270	5.8%
2010	29,250	14,996	51.3%	—	15.8%	145,572	4.3%

Total	$156,746	$94,684	60.4%	$(2,839)	100.0%	$566,815	6.0%

	Three Months Ended June 30, 2009					As of June 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,357	$2,357	100.0%	$—	3.0%	$—	—
2002	802	302	37.7%	100	0.4%	90	—
2003	2,247	1,744	77.6%	—	2.2%	1,585	34.8%
2004	2,941	1,844	62.7%	(60)	2.3%	6,914	30.8%
2005	11,129	6,896	62.0%	(156)	8.8%	38,714	8.1%
2006	11,348	8,202	72.3%	(1,904)	10.5%	51,585	5.6%
2007	30,210	16,892	55.9%	(1,133)	21.5%	92,755	5.1%
2008	43,389	29,121	67.1%	(1,411)	37.1%	184,676	5.5%
2009	17,845	11,171	62.6%	—	14.2%	130,389	5.0%

Total	$122,268	$78,529	64.2%	$(4,564)	100.0%	$506,708	5.1%

	Six Months Ended June 30, 2010					As of June 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$4,412	$4,411	100.0%	$1	2.4%	$—	—
2002	417	—	0.0%	418	0.0%	—	—
2003	2,724	751	27.6%	1,371	0.5%	26	30.3%
2004	4,349	1,905	43.8%	636	1.0%	2,787	7.5%
2005	15,027	9,268	61.7%	(1,182)	5.0%	23,863	5.6%
2006	14,547	11,954	82.2%	(5,264)	6.4%	35,243	5.1%
2007	40,278	24,160	60.0%	(1,869)	13.0%	50,741	6.8%
2008	69,465	43,841	63.1%	(4,831)	23.6%	127,313	5.1%
2009	109,108	70,888	65.0%	—	38.2%	181,270	5.8%
2010	37,591	18,294	48.7%	—	9.9%	145,572	4.3%

Total	$297,918	$185,472	62.3%	$(10,720)	100.0%	$566,815	6.0%

	Six Months Ended June 30, 2009					As of June 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$4,857	$4,857	100.0%	$—	3.1%	$—	—
2002	1,711	872	51.0%	253	0.6%	90	34.8%
2003	4,596	3,929	85.5%	(409)	2.5%	1,585	30.8%
2004	6,316	4,055	64.2%	(497)	2.6%	6,914	8.1%
2005	23,163	14,678	63.4%	(1,413)	9.4%	38,714	5.6%
2006	24,132	17,251	71.5%	(2,894)	11.0%	51,585	5.1%
2007	63,431	35,977	56.7%	(1,981)	23.0%	92,755	5.5%
2008	88,333	60,928	69.0%	(3,050)	39.0%	184,676	5.0%
2009	20,855	13,684	65.6%	—	8.8%	130,389	4.3%

Total	$237,394	$156,231	65.8%	$(9,991)	100.0%	$506,708	5.1%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

Total revenue was $96.2 million for the three months ended June 30, 2010, an increase of $18.2 million, or 23.3%, compared to total revenue of $78.0 million for the three months ended June 30, 2009. Portfolio revenue was $91.8 million for the three months ended June 30, 2010, an increase of $17.8 million, or 24.2%, compared to portfolio revenue of $74.0 million for the three months ended June 30, 2009.

Total revenue was $183.6 million for the six months ended June 30, 2010, an increase of $29.1 million, or 18.8%, compared to total revenue of $154.5 million for the six months ended June 30, 2009. Portfolio revenue was $174.7 million for the six months ended June 30, 2010, an increase of $28.5 million, or 19.5%, compared to portfolio revenue of $146.2 million for the three months ended June 30, 2009.

The increase in portfolio revenue for the three and six months ended June 30, 2010, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, respectively. During the three months ended June 30, 2010, we recorded a net portfolio allowance provision of $2.8 million, compared to a net portfolio allowance provision of $4.6 million in the same period of the prior year. During the six months ended June 30, 2010, we recorded a net portfolio allowance provision of $10.7 million, compared to a net portfolio allowance provision of $10.0 million in the same period of the prior year. The net provision for portfolio allowances for the three and six months ended June 30, 2010 and 2009 was largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts, primarily our 2005 through 2008 vintage portfolios. This is the result of several factors, including pressure on the consumer due to a weakened economy, changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension was $4.4 million for the three months ended June 30, 2010, an increase of $0.3 million, or 8.1%, compared to revenue of $4.1 million for the three months ended June 30, 2009. Revenue associated with bankruptcy servicing fees earned from Ascension was $8.8 million for the six months ended June 30, 2010, an increase of $0.6 million, or 7.2%, compared to revenue of $8.2 million for the three months ended June 30, 2009. The increase in Ascension revenue was due to a higher volume of bankruptcy placements in 2010.

Operating Expenses

Total operating expenses were $72.8 million for the three months ended June 30, 2010, an increase of $9.3 million, or 14.6%, compared to total operating expenses of $63.5 million for the three months ended June 30, 2009.

Total operating expenses were $138.4 million for the six months ended June 30, 2010, an increase of $14.7 million, or 11.9%, compared to total operating expenses of $123.7 million for the six months ended June 30, 2009.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $1.7 million, or 11.7%, to $16.5 million during the three months ended June 30, 2010, from $14.8 million during the three months ended June 30, 2009. Total salaries and employee benefits increased $3.3 million, or 11.3%, to $32.0 million during the six months ended June 30, 2010, from $28.7 million during the six months ended June 30, 2009. The increase was primarily the result of increases in headcount and related compensation expenses to support our growth.

Stock-based compensation expenses

Stock-based compensation increased $0.4 million, or 45.5%, to $1.4 million during the three months ended June 30, 2010, from $1.0 million during the three months ended June 30, 2009. This increase was primarily attributable to higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Stock-based compensation increased $1.1 million, or 54.6%, to $3.2 million during the six months ended June 30, 2010, from $2.1 million during the six months ended June 30, 2009. This increase was primarily attributable to awards granted to our senior management team in the three months ended March 31, 2010 and higher fair value of equity awards granted in recent periods due to an increase in our stock price and higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections increased $2.6 million, or 9.1%, to $31.2 million during the three months ended June 30, 2010, compared to $28.6 million during the three months ended June 30, 2009. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $6.5 million, or 10.7%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $68.0 million during the three months ended June 30, 2010, up from $61.5 million collected during the three months ended June 30, 2009. The cost of legal collections decreased as a percent of gross collections through this channel to 45.9% during the three months ended June 30, 2010, from 46.6% during the three months ended June 30, 2009, primarily due to a more targeted placement volume as part of an initiative to primarily sue higher quality accounts.

The cost of legal collections decreased $0.9 million, or 1.6%, to $57.7 million during the six months ended June 30, 2010, compared to $58.6 million during the six months ended June 30, 2009. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The decrease in the cost of legal collections was primarily the result of a decrease in upfront court cost expenses due to more targeted placement volumes as part of an initiative to primarily sue higher quality accounts. Court costs advanced for the six months ended June 30, 2010 decreased to $31.8 million, compared to $35.8 million for the six months ended June 30, 2009. As a result, court cost expense decreased to $20.0 million, or 15.9% as a percent of collections, for the six months ended June 30, 2010, compared to $23.9 million, or 20.2% of collections, for the six months ended June 30, 2009. This decrease was partially offset by an increase in commissions paid on increased collections through our legal channel. For the six months ended June 30, 2010, we paid commissions of $36.5 million, or 29.1%, on legal collections of $125.2 million, compared to commissions of $33.7 million, or 28.6%, on legal collections of $117.9 million for the six months ended June 30, 2009. In addition to a fixed-rate commission, we incentivize certain third-party law firms by paying bonus commissions when a law firm exceeds specific targets. During the six months ended June 30, 2010, certain firms exceeded their targets due to a one-time change in placement volume. Accordingly, the increased bonus commissions resulted in a higher over-all commission rate as compared to the same period in the prior year. As a result of the factors discussed above, the cost of legal collections, as a percent of gross collections through this channel, decreased to 46.1% for the six months ended June 30, 2010 from 49.7% for the six months ended June 30, 2009.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Collections	$68,049	100.0%	$61,460	100.0%	$125,222	100.0%	$117,867	100.0%

Court costs advanced	18,479	27.2%	15,576	25.3%	31,800	25.4%	35,839	30.4%
Court costs deferred	(7,054)	(10.4)%	(5,023)	(8.1)%	(11,843)	(9.5)%	(11,983)	(10.2)%

Court cost expense(1)	11,425	16.8%	10,553	17.2%	19,957	15.9%	23,856	20.2%
Other(2)	593	0.9%	484	0.8%	1,214	1.0%	1,028	0.9%
Commissions	19,217	28.2%	17,589	28.6%	36,497	29.2%	33,689	28.6%

Total Costs	$31,235	45.9%	$28,626	46.6%	$57,668	46.1%	$58,573	49.7%

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

Other operating expenses

Other operating expenses increased $2.4 million, or 36.8%, to $9.0 million during the three months ended June 30, 2010, from $6.6 million during the three months ended June 30, 2009. The increase was primarily the result of an increase of $0.7 million in telephone expenses, an increase of $0.6 million in direct mail campaign expenses, an increase of $0.4 million in media-related expenses and a net increase in various other operating expenses of $0.7 million to support our growth.

Other operating expenses increased $5.5 million, or 44.2%, to $18.1 million during the six months ended June 30, 2010, from $12.6 million during the six months ended June 30, 2009. The increase was primarily the result of an increase of $1.4 million in telephone expenses, an increase of $0.6 million in skip tracing expenses, an increase of $1.4 million in direct mail campaign expenses, an increase of $1.1 million in media-related expenses and a net increase in various other operating expenses of $1.0 million to support our growth.

Collection agency commissions

During the three months ended June 30, 2010, we incurred $6.4 million in commissions to third party collection agencies, or 29.2%, of the related gross collections of $22.0 million, compared to $4.8 million in commissions, or 30.9%, of the related gross collections of $15.5 million during the three months ended June 30, 2009. The increase in commissions was due to the increase in collections through this channel, offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the three months ended June 30, 2010, we placed more freshly charged-off accounts with the agencies as compared to the same period in the prior year.

During the six months ended June 30, 2010, we incurred $11.7 million in commissions to third party collection agencies, or 29.5%, of the related gross collections of $39.7 million, compared to $7.7 million in commissions, or 33.2%, of the related gross collections of $23.2 million during the six months ended June 30, 2009. The increase in commissions was due to the increase in collections through this channel, offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the six months ended June 30, 2010, we placed more freshly charged-off accounts with the agencies as compared to the same period in the prior year.

General and administrative expenses

General and administrative expenses increased $0.3 million, or 4.6%, to $7.4 million during the three months ended June 30, 2010, from $7.1 million during the three months ended June 30, 2009. The increase was primarily the result of an increase of $0.9 million in corporate settlements, an increase of $0.3 million in system maintenance costs, and a net increase in other general and administrative expenses of $0.7 million. The increase was offset by a decrease of $1.6 million in corporate legal expenses.

General and administrative expenses increased $1.5 million, or 11.8%, to $14.3 million during the six months ended June 30, 2010, from $12.8 million during the six months ended June 30, 2009. The increase was primarily the result of an increase of $0.3 million in building rent related to our India expansion, an increase of $0.3 million in consulting fees, an increase of $1.2 million in corporate settlements, an increase of $0.7 million in system maintenance costs, and a net increase in other general and administrative expenses of $1.3 million. The increase was offset by a decrease of $2.3 million in corporate legal expenses.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended June 30,
	2010					2009
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$66,619	$6,346	(1)	9.5%	4.0%	$44,680	$5,675	(1)	12.7%	4.7%
Legal networks	68,049	31,235		45.9%	19.9%	61,460	28,626		46.6%	23.4%
Collection agency outsourcing	21,960	6,413		29.2%	4.1%	15,506	4,797		30.9%	3.9%
Sales and other	161	—		—	—	727	—		—	—
Other indirect costs(2)	—	24,042		—	15.4%	—	19,948		—	16.3%

Total	$156,789	$68,036	(3)		43.4%	$122,373	$59,046	(3)		48.3%

	Six Months Ended June 30,
	2010					2009
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$132,424	$12,368	(1)	9.3%	4.2%	$95,022	$11,480	(1)	12.1%	4.8%
Legal networks	125,222	57,668		46.1%	19.3%	117,867	58,573		49.7%	24.7%
Collection agency outsourcing	39,712	11,709		29.5%	3.9%	23,173	7,688		33.2%	3.2%
Sales and other	698	—		—	—	1,544	—		—	—
Other indirect costs(2)	—	46,860		—	15.7%	—	37,014		—	15.6%

Total	$298,056	$128,605	(3)		43.1%	$237,606	$114,755	(3)		48.3%

(1)	Represents only account manager salaries, variable compensation and employee benefits.

(2)	Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.

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

The following table provides a reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP total operating expenses, as reported	$72,782	$63,494	$138,423	$123,669
Stock-based compensation expense	(1,446)	(994)	(3,207)	(2,074)
Bankruptcy servicing operating expenses	(3,300)	(3,454)	(6,611)	(6,840)

Operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses	$68,036	$59,046	$128,605	$114,755

During the three months ended June 30, 2010, cost per dollar collected decreased by 490 basis points to 43.4% of gross collections from 48.3% of gross collections during the three months ended June 30, 2009. This decrease was due to several factors, including:

•

The cost of legal collections, as a percent of total collections, decreased to 19.9% in three months ended June 30, 2010 from 23.4% in the three months ended June 30, 2009 and, as a percentage of legal collections, decreased to 45.9% in three months ended June 30, 2010 from 46.6% in the three months ended June 30, 2009. The decrease was primarily a result of our strategy to sue better quality accounts in this channel, see “cost of legal collections” section above for details.

•

The cost from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.0% in three months ended June 30, 2010 from 4.7% in the three months ended June 30, 2009 and, as a percentage of our site collections, decreased to 9.5% in three months ended June 30, 2010 from 12.7% in the three months ended June 30, 2009. The decrease was primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure in the United States.

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization, decreased as a percentage of total collection to 15.4% in three months ended June 30, 2010 from 16.3% in the three months ended June 30, 2009 as we continue to leverage our costs across our higher collections. These costs increased in order to support the growth of our business. However, our collections grew at a rate greater than that of the indirect costs resulting in a reduction in other indirect costs as a percent of total collections.

The decrease was offset by:

•

An increase in collection agency commissions, as a percentage of total collections, to 4.1% in three months ended June 30, 2010 from 3.9% in the three months ended June 30, 2009. The increase in the percentage of commissions to total collections is due to collection agency commissions growing at a rate faster than total collections, offset by a decline in our commission rate, resulting in a decline in cost per dollar collected in this channel from 30.9% in the three months ended June 30, 2009 to 29.2% in three months ended June 30, 2010. This was the result of a change in the mix of accounts placed into this channel, primarily freshly charged off accounts. Freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

During the six months ended June 30, 2010, cost per dollar collected decreased by 520 basis points to 43.1% of gross collections from 48.3% of gross collections during the six months ended June 30, 2009. This decrease was due to several factors, including:

•

The cost of legal collections as a percent of total collections decreased to 19.3% in six months ended June 30, 2010 from 24.7% in the six months ended June 30, 2009 and, as a percentage of legal collections, decreased to 46.1% in six months ended June 30, 2010 from 49.7% in the six months ended June 30, 2009. The decrease was primarily due to our initiative to primarily sue higher quality accounts resulting in more targeted placement volumes, resulting in less upfront court costs expensed in this channel, as further discussed in the “cost of legal collections” section above.

•

The cost from our collection sites’, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.1% in six months ended June 30, 2010 from 4.8% in the six months ended June 30, 2009 and, as a percentage of our site collections, decreased to 9.3% in six months ended June 30, 2010 from 12.1% in the six months ended June 30, 2009. The decrease was primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure in the United States.

The decrease was offset by:

•

An increase in collection agency commissions, as a percentage of total collections, to 3.9% in six months ended June 30, 2010 from 3.2% in the six months ended June 30, 2009. The increase in the percentage of commissions to total collections is due to collection agency commissions growing at a rate faster than total collections, offset by a decline in our commission rate, resulting in a decline in cost per dollar collected in this channel from 33.2% in the six months ended June 30, 2009 to 29.5% in six months ended June 30, 2010. This was the result of a change in the mix of accounts placed into this channel, primarily freshly charged off accounts. Freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

Interest Expense

Interest expense increased $0.9 million, or 23.3%, to $4.9 million during the three months ended June 30, 2010, from $4.0 million during the three months ended June 30, 2009. Interest expense increased $1.2 million, or 14.4%, to $9.4 million during the six months ended June 30, 2010, from $8.2 million during the six months ended June 30, 2009.

The following table summarizes our interest expense (in thousands):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Stated interest on debt obligations	$3,749	$3,019	$730	24.2%
Amortization of loan fees and other loan costs	425	289	136	47.1%
Amortization of debt discount – convertible notes	706	650	56	8.6%

Total interest expense	$4,880	$3,958	$922	23.3%

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Stated interest on debt obligations	$7,224	$6,071	$1,153	19.0%
Amortization of loan fees and other loan costs	809	600	209	34.8%
Amortization of debt discount – convertible notes	1,385	1,560	(175)	(11.2)%

Total interest expense	$9,418	$8,231	$1,187	14.4%

Stated interest on debt obligations increased $0.7 million during the three months ended June 30, 2010, compared to the same period of the prior year. Stated interest on debt obligations increased $1.2 million during the six months ended June 30, 2010, compared to the same period of the prior year. The increases in stated interest on debt obligations for the three and six months ended June 30, 2010, were primarily due to an increase in our outstanding loan balances and an increase in the credit spread required under our new 2010 Revolving Credit Facility.

Provision for Income Taxes

During the three months ended June 30, 2010, we recorded an income tax provision of $6.7 million, reflecting an effective rate of 36.5% of pretax income. The effective tax rate for the three months ended June 30, 2010 consists primarily of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, a benefit of permanent book versus tax differences of 1.5%, and a benefit of an Internal Revenue Service (“IRS”) refund of 1.7%. During the three months ended June 30, 2009, we recorded an income tax provision of $4.2 million, reflecting an effective rate of 38.5% of pretax income. Our effective tax rate for the three months ended June 30, 2009, differed from the federal statutory rate, primarily due to the net effect of state taxes, the effect of permanent book versus tax differences and a state tax refund.

During the six months ended June 30, 2010, we recorded an income tax provision of $13.2 million, reflecting an effective rate of 36.9% of pretax income. The effective tax rate for the six months ended June 30, 2010 consists primarily of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, a benefit for the effect of permanent book versus tax differences of 1.9%, and a benefit of an IRS refund of 0.9%. During the six months ended June 30, 2009, we recorded an income tax provision of $10.1 million, reflecting an effective rate of 39.3% of pretax income. Our effective tax rate for the six months ended June 30, 2009 differed from the federal statutory rate, primarily due to the net effect of state taxes, the effect of permanent book versus tax differences and a state tax refund.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

	Cumulative Collections through June 30, 2010
Year of Purchase	Purchase Price(1)		<2004	2004	2005	2006	2007	2008	2009	2010	Total(2)	CCM(3)
<2004	$284,161	(4)	$517,451	$192,940	$144,775	$109,379	$50,708	$26,777	$16,345	$6,379	$1,064,754	3.7
2004	101,325		—	39,400	79,845	54,832	34,625	19,116	11,363	4,348	243,529	2.4
2005	192,591		—	—	66,491	129,809	109,078	67,346	42,387	15,140	430,251	2.2
2006	141,043		—	—	—	42,354	92,265	70,743	44,553	14,547	264,462	1.9
2007	204,295		—	—	—	—	68,048	145,272	111,117	40,278	364,715	1.8
2008	227,922		—	—	—	—	—	69,049	165,164	70,229	304,442	1.3
2009	253,880		—	—	—	—	—	—	96,529	109,366	205,895	0.8
2010	164,873		—	—	—	—	—	—	—	37,631	37,631	0.2

Total	$1,570,090		$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$297,918	$2,915,679	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2010, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2010 – collections as a multiple of purchase price.

(4)	From inception through December 31, 2003.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2004	$284,161	(3)	$1,064,754	$148	$1,064,902	3.7
2004	101,325		243,529	4,253	247,782	2.4
2005	192,591		430,251	40,827	471,078	2.4
2006	141,043		264,462	70,725	335,187	2.4
2007	204,295		364,715	111,778	476,493	2.3
2008	227,922		304,442	268,947	573,389	2.5
2009	253,880		205,895	453,388	659,283	2.6
2010	164,873		37,631	329,745	367,376	2.2

Total	$1,570,090		$2,915,679	$1,279,811	$4,195,490	2.7

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through June 30, 2010, excluding collections on behalf of others.

(3)	From inception through December 31, 2003.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2010(2)	2011	2012	2013	2014	2015	2016	2017	Total
<2004(1)	$148	$—	$—	$—	$—	$—	$—	$—	$148
2004	2,345	1,908	—	—	—	—	—	—	4,253
2005	13,484	20,312	7,014	17	—	—	—	—	40,827
2006	15,137	27,005	19,283	9,300	—	—	—	—	70,725
2007	29,610	39,379	24,997	14,033	3,759	—	—	—	111,778
2008	62,725	88,953	55,537	35,053	19,739	6,940	—	—	268,947
2009	89,758	150,207	101,627	58,581	32,131	15,551	5,533	—	453,388
2010	51,141	106,521	77,346	44,544	26,037	13,929	8,313	1,914	329,745

Total	$264,348	$434,285	$285,804	$161,528	$81,666	$36,420	$13,846	$1,914	$1,279,811

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

(2)	2010 amount consists of six months data from July 1, 2010 to December 31, 2010.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2010	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2003	$26	$88,501	0.0%	0.0%
2004	2,787	101,325	2.8%	0.5%
2005	23,863	192,591	12.4%	4.2%
2006	35,243	141,043	25.0%	6.2%
2007	50,741	204,295	24.8%	8.9%
2008	127,313	227,922	55.9%	22.5%
2009	181,270	253,880	71.4%	32.0%
2010	145,572	164,873	88.3%	25.7%

Total	$566,815	$1,374,430	41.2%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$549,180	$480	$—	$549,660
Purchases of receivable portfolios	83,336	—	—	83,336
Gross collections(1)	(154,367)	(24)	(2,355)	(156,746)
Put-backs and recalls	(1,280)	—	—	(1,280)
Revenue recognized(2)	92,329	—	2,355	94,684
Portfolio allowances, net	(2,383)	(456)	—	(2,839)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(3)	59.8%	0.0%	100.0%	60.4%

	Three Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$472,875	$609	$—	$473,484
Purchases of receivable portfolios	82,033	—	—	82,033
Gross collections(1)	(119,823)	(56)	(2,389)	(122,268)
Put-backs and recalls	(506)	—	—	(506)
Revenue recognized(2)	76,172	—	2,357	78,529
(Portfolio allowances) portfolio allowance reversals, net	(4,596)	—	32	(4,564)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(3)	63.6%	0.0%	98.7%	64.2%

	Six Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	164,968	—	—	164,968
Gross collections(1)	(293,451)	(55)	(4,412)	(297,918)
Put-backs and recalls	(1,864)	—	—	(1,864)
Revenue recognized(2)	181,061	—	4,411	185,472
(Portfolio allowances) portfolio allowance reversals, net	(10,265)	(456)	1	(10,720)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(3)	61.7%	0.0%	100.0%	62.3%

	Six Months Ended June 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	137,946	—	—	137,946
Gross collections(1)	(232,314)	(195)	(4,885)	(237,394)
Put-backs and recalls	(1,426)	—	(4)	(1,430)
Revenue recognized(2)	151,374	—	4,857	156,231
(Portfolio allowances) portfolio allowance reversals, net	(10,023)	—	32	(9,991)

Balance, end of period	$506,155	$553	$—	$506,708

Revenue as a percentage of collections(3)	65.2%	0.0%	99.4%	65.8%

(1)	Does not include amounts collected on behalf of others.

(2)	Includes retained interest.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of June 30, 2010, we had $566.8 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2010(1)	$81,215
2011	169,069
2012	143,923
2013	87,533
2014	48,540
2015	23,709
2016	10,989
2017	1,837

Total	$566,815

(1)	2010 amount consists of six months data from July 1, 2010 to December 31, 2010.

Analysis of Changes in Revenue

The following table analyzes the components of the change in revenue from our receivable portfolios (in thousands, except percentages):

	Three Months Ended June 30,
Variance Component	2010	2009	Change	Revenue Variance
Average portfolio balance	$534,768	$468,442	$66,326	$10,785
Weighted average monthly effective interest rate(1)	5.8%	5.4%	0.4%	$5,371
Zero basis revenue	$2,355	$2,357		$(2)
Net portfolio allowances	$(2,838)	$(4,564)		$1,726

Total variance				$17,880

	Six Months Ended June 30,
Variance Component	2010	2009	Change	Revenue Variance
Average portfolio balance	$529,737	$459,396	$70,341	$23,178
Weighted average monthly effective interest rate(1)	5.7%	5.5%	0.2%	$6,509
Zero basis revenue	$4,411	$4,857		$(446)
Net portfolio allowances	$(10,720)	$(9,991)		$(729)

Total variance				$28,512

(1)

For accrual basis portfolios, the weighted average monthly effective interest rate is the accrual rate utilized in recognizing revenue on our accrual basis portfolios. This rate represents the monthly internal rate of return. The monthly internal rate of return is determined based on the timing and amounts of actual cash received to date and the anticipated future cash flow projections for each pool. These effective interest rates represent gross rates before the impact of collection and other costs.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collection sites	$66,619	$44,680	$132,424	$95,022
Legal collections	68,049	61,460	125,222	117,867
Collection agencies	21,960	15,506	39,712	23,173
Sales and other	161	727	698	1,544

	$156,789	$122,373	$298,056	$237,606

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended June 30,				Collection Agencies Three Months Ended June 30,
	2010		2009		2010		2009
Collections	$68,049	100.0%	$61,460	100.0%	$21,960	100.0%	$15,506	100.0%

Commissions	$19,217	28.2%	$17,589	28.6%	$6,413	29.2%	$4,797	30.9%
Court cost expense(1)	11,425	16.8%	10,553	17.2%	—	—	—	—
Other(2)	593	0.9%	484	0.8%	—	—	—	—

Total Costs	$31,235	45.9%	$28,626	46.6%	$6,413	29.2%	$4,797	30.9%

	Legal Collections Six Months Ended June 30,				Collection Agencies Six Months Ended June 30,
	2010		2009		2010		2009
Collections	$125,222	100.0%	$117,867	100.0%	$39,712	100.0%	$23,173	100.0%

Commissions	$36,497	29.2%	$33,689	28.6%	$11,709	29.5%	$7,688	33.2%
Court cost expense(1)	19,957	15.9%	23,856	20.2%	—	—	—	—
Other(2)	1,214	1.0%	1,028	0.9%	—	—	—	—

Total Costs	$57,668	46.1%	$58,573	49.7%	$11,709	29.5%	$7,688	33.2%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist primarily of costs related to counter claims and legal network subscription fees.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$839	$76,184
2004	—	$23,455	$37,674	$21,676	$12,029	$5,840	$3,665	$1,498	$105,837
2005	—	—	$21,694	$40,762	$22,152	$10,582	$6,226	$2,401	$103,817
2006	—	—	—	$39,395	$82,740	$43,303	$22,527	$7,589	$195,554
2007	—	—	—	—	$41,958	$80,211	$44,321	$13,186	$179,676
2008	—	—	—	—	—	$47,320	$110,868	$36,612	$194,800
2009	—	—	—	—	—	—	$40,856	$49,358	$90,214
2010 YTD	—	—	—	—	—	—	—	$12,758	$12,758

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$29	$4,190
2004	—	$2,509	$2,937	$1,087	$406	$223	$153	$63	$7,378
2005	—	—	$3,271	$4,426	$859	$356	$218	$97	$9,227
2006	—	—	—	$10,158	$10,291	$1,829	$407	$301	$22,986
2007	—	—	—	—	$15,357	$11,952	$1,178	$309	$28,796
2008	—	—	—	—	—	$19,322	$15,842	$1,433	$36,597
2009	—	—	—	—	—	—	$17,009	$8,965	$25,974
2010 YTD	—	—	—	—	—	—	—	$7,764	$7,764

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$247	$23,844
2004	—	$7,273	$12,060	$6,653	$3,498	$1,690	$1,063	$449	$32,686
2005	—	—	$6,725	$12,108	$6,364	$3,036	$1,792	$714	$30,739
2006	—	—	—	$11,451	$23,659	$12,370	$6,464	$2,240	$56,184
2007	—	—	—	—	$11,845	$22,927	$12,697	$3,913	$51,382
2008	—	—	—	—	—	$13,678	$31,794	$10,836	$56,308
2009	—	—	—	—	—	—	$11,476	$14,271	$25,747
2010 YTD	—	—	—	—	—	—	—	$3,560	$3,560

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	32.9%	36.8%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.1%	37.9%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	33.8%	38.5%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	40.5%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.0%	44.6%
2008	—	—	—	—	—	69.7%	43.0%	33.5%	47.7%
2009	—	—	—	—	—	—	69.7%	47.1%	57.3%
2010 YTD	—	—	—	—	—	—	—	88.8%	88.8%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009	2010	Total
2003	23	29	5	2	—	—	—	—	59
2004	—	59	39	11	2	—	—	—	111
2005	—	—	76	46	3	—	—	—	125
2006	—	—	—	205	105	4	—	—	314
2007	—	—	—	—	269	106	4	—	379
2008	—	—	—	—	—	338	136	2	476
2009	—	—	—	—	—	—	245	79	324
2010 YTD	—	—	—	—	—	—	—	144	144

(1)	Represents the year the account was placed into litigation.

(2)	Represents the year the account was placed into our legal channel.

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of June 30,
	2010		2009
	U.S.	India	U.S.	India
General & Administrative	351	212	324	106
Account Manager	230	822	249	382
Bankruptcy Specialist	59	73	77	52

	640	1,107	650	540

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross collections – collection sites	$66,619	$44,680	$132,424	$95,022
Average active account managers	1,019	624	979	603
Collections per average active account manager	$65.4	$71.6	$135.3	$157.6

The decrease in collections per average active account manager is a result of our India expansion. Our India workforce continues to grow as part of our long-term strategy to maintain headcount at current levels in our domestic collection sites and focus our future growth in India. As we ramped up headcount in our new, larger India site and as we migrate more of our collections there, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers become experienced, we expect productivity to move back towards previous levels.

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross collections – collection sites	$66,619	$44,680	$132,424	$95,022
Total hours paid	499	293	938	558
Collections per hour paid	$133.5	$152.5	$141.2	$170.3

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross collections – collection sites	$66,619	$44,680	$132,424	$95,022
Direct cost(1)	$6,346	$5,675	$12,368	$11,480
Cost per dollar collected	9.5%	12.7%	9.3%	12.1%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Portfolio Purchasing and Collecting Activities
Collections related	$6,346	$5,675	$12,368	$11,480
General & administrative	8,289	7,007	15,875	13,113

Subtotal	14,635	12,682	28,243	24,593
Bankruptcy Services	1,848	2,080	3,726	4,126

	$16,483	$14,762	$31,969	$28,719

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$33,572	$33,674
Net cash used in investing activities	$(52,305)	$(56,753)
Net cash provided by financing activities	$20,747	$18,673

On February 8, 2010, we entered into a new $327.5 million, revolving credit facility, or 2010 Revolving Credit Facility. This new facility replaced the previous revolving credit facility and is due to expire in May 2013. As discussed in Note 9 to our consolidated financial statements, subject to certain conditions, this facility contains an accordion feature which allows us to request an increase in the facility of up to $100.0 million, (not to exceed a total facility of $427.5 million). On July 15, 2010, we obtained an additional $33.0 million in commitments increasing our revolving credit facility to $360.5 million from $327.5 million.

At June 30, 2010, we had approximately $42.9 million principal amount of outstanding 3.375% Convertible Notes due September 19, 2010, and a balance on our revolving credit facility of $282.0 million.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings from third parties under our 2010 Revolving Credit Facility. See Note 9 to our consolidated financial statements for a further discussion on our debt and our 2010 Revolving Credit Facility.

On February 8, 2010, our board of directors approved a new $50.0 million securities repurchase program to replace the remaining available repurchase authority allowed under our prior program. Under the 2010 Revolving Credit Facility, we have the renewed ability to repurchase up to $50.0 million in any combination of our common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The board’s approval authorizes us to repurchase an aggregate of up to $50.0 million of any combination of our common stock and Convertible Notes. See Note 9 to our consolidated financial statements for a further discussion of our Convertible Notes. We have not repurchased any common stock or Convertible Notes under this program during the six months ended June 30, 2010.

Operating Cash Flows

Net cash provided by operating activities was $33.6 million for the six months ended June 30, 2010 as compared to $33.7 million for the six months ended June 30, 2009.

Cash provided by operating activities for the six months ended June 30, 2010, is primarily related to net income of $22.6 million and $10.7 million in a non-cash add back related to the net provision for allowance on our receivable portfolios. Cash provided by operating activities for the six months ended June 30, 2009, was primarily attributable to net income of $15.6 million, $10.0 million in a non-cash add back related to the net provision for allowance on our receivable portfolios and a net increase of $2.5 million due to changes in other operating assets and liabilities, offset by a change in a non-cash gain of $3.3 million related to a repurchase of our Convertible Notes.

Investing Cash Flows

Net cash used in investing activities was $52.3 million for the six months ended June 30, 2010 and $56.8 million for the six months ended June 30, 2009.

The cash flows used in investing activities for the six months ended June 30, 2010, are primarily related to receivable portfolio purchases of $165.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $112.4 million. The cash flows used in investing activities for the six months ended June 30, 2009, are primarily related to receivable portfolio purchases of $137.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $81.2 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.6 million for six months ended June 30, 2010 and $1.4 million for six months ended June 30, 2009.

Financing Cash Flows

Net cash provided by financing activities was $20.7 million for the six months ended June 30, 2010 and $18.7 million for the six months ended June 30, 2009.

The cash provided by financing activities during the six months ended June 30, 2010, reflects $31.0 million in repayments of amounts outstanding under our line of credit, offset by $53.0 million in borrowings under our line of credit agreement. The cash provided by financing activities during the six months ended June 30, 2009, reflects $22.3 million used to repurchase $28.5 million in principal amount of our outstanding Convertible Notes and $62.5 million in borrowings under our line of credit agreement.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our Convertible Notes, we have achieved 34 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $10.4 million as of June 30, 2010, our access to the capital markets and availability under our 2010 Revolving Credit Facility which expires in May 2013.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management accordingly is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in disputes and legal actions from time to time in the ordinary course of our business. There have been no material developments in legal proceedings during the quarter ended June 30, 2010. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2009 Form 10-K for the year ended December 31, 2009, and Part II, Item 1 of our Form 10-Q for the quarter ended March 31, 2010.

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

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Quarterly Report on Form 10-Q:

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

At the end of June 30, 2010, we had approximately $42.9 million principal amount of outstanding 3.375% Convertible Subordinated Notes due September 19, 2010, and a balance on our revolving credit facility of $282.0 million. On July 15, 2010, we obtained an additional $33.0 million in commitments from lenders increasing our revolving credit facility to $360.5 million from $327.5 million. A tightening of credit availability could restrict our ability to refinance the principal amount of the Convertible Notes other than through the use of our revolving credit facility, and could restrict our ability to further exercise the remaining accordion feature of our revolving credit facility.

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

We carry approximately $16.0 million in goodwill and approximately $1.0 million in amortizable intangible assets on our balance sheet. Under generally accepted accounting principles, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

Although we utilize our in-house collection staff to collect a substantial portion of our receivables, we also use outside collection services. Further, we are increasing our collection activity through the legal channel, whereby third-party law firms initiate legal actions on our behalf to collect accounts. As a result, we are dependent upon the efforts of those third-party collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to perform collection services for us adequately or remit such collections to us could materially reduce our revenue and our profitability. In addition, if one or more of those third-party collection agencies or attorneys were to cease operations abruptly, or to become insolvent, such cessation or insolvency could materially reduce our revenue and profitability. Our revenue and profitability could also be materially adversely affected if we are not able to secure replacement third party collection agencies or attorneys and transfer account information to our new third party collection agencies or attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies or attorneys fail to perform their obligations adequately, or if our relationships with such third-party collection agencies and attorneys otherwise change adversely.

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against debtors. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes that we cannot predict. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the account debtors. If we are unable to produce account documents, these courts will deny our claims. Additionally, our ability to collect non-judicially may be impacted by state laws which require that certain types of account documentation be in our possession prior to the institution of any collection activities.

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

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg

Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 2, 2010

EXHIBIT INDEX

10.1	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).