Form 10-Q
period 2010-09-30
ENCORE CAPITAL GROUP INC
filed 2010-10-26
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2010
Common Stock, $0.01 par value	23,928,726 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$11,531	$8,388
Accounts receivable, net	2,983	3,134
Investment in receivable portfolios, net	580,154	526,877
Deferred court costs, net	26,530	25,957
Property and equipment, net	11,599	9,427
Prepaid income tax	2,662	—
Other assets	11,784	4,252
Goodwill	15,985	15,985
Identifiable intangible assets, net	846	1,139

Total assets	$664,074	$595,159

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$20,606	$21,815
Income taxes payable	—	2,681
Deferred tax liabilities, net	16,772	16,980
Deferred revenue	4,228	5,481
Debt	334,922	303,075
Other liabilities	1,033	2,036

Total liabilities	377,561	352,068

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,905 shares and 23,359 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	239	234
Additional paid-in capital	112,081	104,261
Accumulated earnings	174,723	139,842
Accumulated other comprehensive loss	(530)	(1,246)

Total stockholders’ equity	286,513	243,091

Total liabilities and stockholders’ equity	$664,074	$595,159

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Revenue from receivable portfolios, net	$93,822	$76,448	$268,574	$222,688
Servicing fees and other related revenue	4,145	3,938	12,962	12,179

Total revenue	97,967	80,386	281,536	234,867

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	16,166	14,411	48,135	43,130
Stock-based compensation expense	1,549	1,261	4,756	3,335
Cost of legal collections	33,851	26,092	91,519	84,665
Other operating expenses	9,512	6,034	27,653	18,612
Collection agency commissions	5,389	5,795	17,098	13,483
General and administrative expenses	6,982	7,280	21,286	20,074
Depreciation and amortization	816	652	2,241	1,895

Total operating expenses	74,265	61,525	212,688	185,194

Income before other (expense) income and income taxes	23,702	18,861	68,848	49,673

Other (expense) income
Interest expense	(4,928)	(3,970)	(14,346)	(12,201)
Gain on repurchase of convertible notes, net	—	—	—	3,268
Other income (expense)	148	61	250	(11)

Total other expense	(4,780)	(3,909)	(14,096)	(8,944)

Income before income taxes	18,922	14,952	54,752	40,729
Provision for income taxes	(6,632)	(5,948)	(19,871)	(16,087)

Net income	$12,290	$9,004	$34,881	$24,642

Weighted average shares outstanding:
Basic	23,947	23,225	23,793	23,177
Diluted	25,154	24,199	25,012	23,936
Earnings per share:
Basic	$0.51	$0.39	$1.47	$1.06
Diluted	$0.49	$0.37	$1.39	$1.03

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2009	23,359	$234	$104,261	$139,842	$(1,246)	$243,091	$—

Net income	—	—	—	34,881	—	34,881	34,881
Other comprehensive gain:
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	716	716	716
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	546	5	12	—	—	17	—
Stock-based compensation	—	—	4,756	—	—	4,756	—
Settlement of call options and warrants associated with convertible notes, net	—	—	524	—	—	524	—
Tax benefit related to stock-based compensation	—	—	2,528	—	—	2,528	—

Balance at September 30, 2010	23,905	$239	$112,081	$174,723	$(530)	$286,513	$35,597

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$34,881	$24,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,241	1,895
Amortization of loan costs and debt discount	3,270	3,100
Stock-based compensation expense	4,756	3,335
Gain on repurchase of convertible notes, net	—	(3,268)
Deferred income tax expense	(208)	437
Excess tax benefit from stock-based payment arrangements	(2,667)	(47)
Provision for allowances on receivable portfolios, net	16,777	14,323
Changes in operating assets and liabilities
Other assets	(763)	(1,623)
Deferred court costs	(573)	625
Prepaid income tax and income taxes payable	(2,815)	11,149
Deferred revenue	(1,253)	472
Accounts payable, accrued liabilities and other liabilities	(2,900)	840

Net cash provided by operating activities	50,746	55,880

Investing activities:
Purchases of receivable portfolios, net of forward flow allocation	(242,857)	(205,378)
Collections applied to investment in receivable portfolios, net	169,896	126,019
Proceeds from put-backs of receivable portfolios	2,907	2,028
Purchases of property and equipment	(1,723)	(3,626)

Net cash used in investing activities	(71,777)	(80,957)

Financing activities:
Payment of loan costs	(6,248)	—
Proceeds from senior secured notes	50,000	—
Proceeds from revolving credit facility	111,644	85,500
Repayment of revolving credit facility	(92,144)	(41,500)
Repayment of convertible notes	(42,920)	—
Repurchase of convertible notes	—	(22,262)
Proceeds from net settlement of certain call options	524	—
Proceeds from exercise of stock options	1,773	123
Excess tax benefit from stock-based payment arrangements	2,667	47
Repayment of capital lease obligations	(1,122)	(232)

Net cash provided by financing activities	24,174	21,676

Net increase (decrease) in cash and cash equivalents	3,143	(3,401)
Cash and cash equivalents, beginning of period	8,388	10,341

Cash and cash equivalents, end of period	$11,531	$6,940

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,369	$9,568
Cash paid for income taxes	$22,895	$4,859
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$2,398	$224

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a leader in consumer debt buying and recovery and, through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”), a provider of bankruptcy services to the finance industry. The Company purchases portfolios of defaulted consumer receivables and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies and telecommunication companies, which the Company purchases at deep discounts. Defaulted receivables include receivables subject to bankruptcy proceedings, or consumer bankruptcy receivables. The Company’s success hinges on it understanding, measuring, and predicting the distressed consumer’s behavior. The Company has invested heavily to build one of the industry’s strongest analytic platforms. The Company purchases receivables based on account-level valuation methods, and employs a suite of proprietary statistical models across the full extent of its operations. Moreover, the Company has one of the industry’s largest distressed consumer databases, comprised of approximately 20 million consumer accounts. As a result, the Company has been able to historically realize significant returns from the receivables it acquires. The Company’s performance derives from its sophisticated and widespread use of analytics, its investments in data and consumer intelligence, its cost leadership position (based on the Company’s enterprise-wide, account-level cost database as well as its India facility), and its commitment to see principled intent drive every consumer interaction. The Company maintains strong relationships with many of the largest credit providers in the United States, and possesses one of the industry’s best collection staff retention rates.

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

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available for common shareholders	$12,290	$9,004	$34,881	$24,642

Weighted average outstanding shares of common stock	23,947	23,225	23,793	23,177
Dilutive effect of stock-based awards	1,207	894	1,219	759

Common stock and common stock equivalents	25,154	24,199	25,012	23,936

Earnings per share:
Basic(1)	$0.51	$0.39	$1.47	$1.06
Diluted(2)	$0.49	$0.37	$1.39	$1.03

(1)	Represents net income available for common shareholders divided by the weighted average outstanding shares of common stock.

(2)	Represents net income available for common shareholders divided by common stock and common stock equivalents.

Employee stock options to purchase approximately 199,000 and 219,000 shares of common stock during the three and nine months ended September 30, 2010, respectively, and employee stock options to purchase approximately 995,000 and 1,484,000 shares of common stock during the three and nine months ended September 30, 2009, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Foreign exchange contracts	$—	$182	$—	$182
Liabilities
Interest rate swap agreements	$—	$(1,033)	$—	$(1,033)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of September 30, 2010, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

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

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. During the quarter ended September 30, 2010, the company entered into two interest rate swap agreements with a combined notional amount of $50.0 million. As of September 30, 2010, the Company has three interest rate swap agreements outstanding with a total notional amount of $75.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Foreign Exchange Contracts

The Company conducts business in a currency other than the U.S. dollar, in connection with its international subsidiary in India. As a result, India’s forecasted expenditures expose the Company to foreign currency risk. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 24 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and the Company reviews all exposures and derivative positions on an ongoing basis.

Gains and losses on cash flow hedges are recorded in accumulated other comprehensive income (loss) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, the Company reclassifies the accumulated other comprehensive income or loss on the derivative into earnings. If all or a portion of the forecasted transaction was cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.

As of September 30, 2010, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $11.2 million. All outstanding contracts qualified for hedge accounting treatment as of September 30, 2010. The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2010.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$1,033	Other liabilities	$1,791
Foreign exchange contracts	Other assets	$182	Other liabilities	$245

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$(87)	$342	Interest expense	$—	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$253	$—	Salaries and employee benefits	$2	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$52	$—	General and administrative expenses	$—	$—	Other (expense) income	$—	$—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$758	$1,177	Interest expense	$—	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$365	$—	Salaries and employee benefits	$14	$—	Other (expense) income	$—	$—

Foreign exchange contracts	$78	$—	General and administrative expenses	$2	$—	Other (expense) income	$—	$—

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

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the nine months ended September 30, 2010 and 2009 was $4.8 million and $3.3 million, respectively.

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

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2010	2009
Weighted average fair value of options granted	$9.70	$4.91
Risk free interest rate	2.3%	2.1%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	62.0%	57.0%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized compensation cost related to stock options as of September 30, 2010 was $3.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 2.1 years.

A summary of the Company’s stock option activity as of September 30, 2010, and changes during the nine months then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,667,137	$0.35 – $20.09	$9.28
Granted	215,000	17.90	17.90
Cancelled/forfeited	(39,333)	2.89 – 17.90	11.13
Exercised	(325,813)	0.35 – 16.19	5.44

Outstanding at September 30, 2010	2,516,991	$0.35 – $20.09	$10.48	$19,093

Exercisable at September 30, 2010	1,549,927	$0.35 – $20.09	$9.58	$13,201

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $4.9 million and $0.1 million, respectively. As of September 30, 2010, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.2 years and 4.6 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, employees, officers and executives and directors of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2010, 88,825 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of September 30, 2010. The remaining 621,157 non-vested shares are not performance-based, and will vest over approximately one to five years of continuous service.

A summary of the status of the Company’s non-vested shares as of September 30, 2010, and changes during the nine months then ended, is presented below:

Non-Vested Shares	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	675,790	$9.27
Awarded	343,582	$17.87
Vested	(275,725)	$10.47
Cancelled/forfeited	(33,665)	$14.27

Non-vested at September 30, 2010	709,982	$12.73

Unrecognized compensation expense related to non-vested shares as of September 30, 2010, was $5.2 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares was approximately 2.5 years. The fair value of vested shares during the nine months ended September 30, 2010 and 2009 was $4.8 million and $1.1 million, respectively.

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

In compliance with the authoritative guidance, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”), to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2009	$628,439	$4,695	$633,134
Revenue recognized, net	(80,851)	(2,056)	(82,907)
Net additions to existing portfolios	45,179	1,702	46,881
Additions for current purchases	93,430	—	93,430

Balance at March 31, 2010	$686,197	$4,341	$690,538

Revenue recognized, net	(89,490)	(2,355)	(91,845)
Additions to existing portfolios, net	16,481	1,960	18,441
Additions for current purchases	95,862	—	95,862

Balance at June 30, 2010	$709,050	$3,946	$712,996

Revenue recognized, net	(90,744)	(3,078)	(93,822)
(Reductions) additions to existing portfolios, net	(3,783)	2,814	(969)
Additions for current purchases	93,907	—	93,907

Balance at September 30, 2010	$708,430	$3,682	$712,112

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2008	$592,825	$8,337	$601,162
Revenue recognized, net	(69,775)	(2,500)	(72,275)
Net additions to existing portfolios	5,715	1,032	6,747
Additions for current purchases	81,917	—	81,917

Balance at March 31, 2009	$610,682	$6,869	$617,551

Revenue recognized, net	(71,576)	(2,389)	(73,965)
(Reductions) additions to existing portfolios, net	(15,399)	2,614	(12,785)
Additions for current purchases	106,771	—	106,771

Balance at June 30, 2009	$630,478	$7,094	$637,572

Revenue recognized, net	(74,335)	(2,113)	(76,448)
(Reductions) additions to existing portfolios, net	(12,805)	511	(12,294)
Additions for current purchases	104,569	—	104,569

Balance at September 30, 2009	$647,907	$5,492	$653,399

During the three months ended September 30, 2010, the Company purchased receivable portfolios with a face value of $2.6 billion for $77.9 million, or a purchase cost of 3.0% of face value. The estimated future collections at acquisition for these portfolios amounted to $166.2 million. During the nine months ended September 30, 2010, the Company purchased receivable portfolios with a face value of $7.0 billion for $242.9 million, or a purchase cost of 3.5% of face value. The estimated future collections at acquisition for these portfolios amounted to $513.9 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”) or allowance reversal if applicable. Zero Basis Revenue was $2.6 million (net of allowance reversals of $0.5 million) and $2.1 million during the three months ended September 30, 2010 and 2009, respectively. Zero Basis Revenue was $7.5 million (net of allowance reversals of $0.5 million) and $7.0 million during the nine months ended September 30, 2010 and 2009, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$566,815	$—	$—	$566,815
Purchases of receivable portfolios	77,889	—	—	77,889
Gross collections(1)	(154,251)	—	(3,078)	(157,329)
Put-backs and recalls(2)	(1,043)	—	—	(1,043)
Revenue recognized(3)	97,247	—	2,632	99,879
(Portfolio allowances) portfolio allowance reversals, net	(6,503)	—	446	(6,057)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(4)	63.0%	0.0%	85.5%	63.5%

	Three Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$506,155	$553	$—	$506,708
Purchases of receivable portfolios	77,734	—	—	77,734
Gross collections(1)	(123,498)	(25)	(2,113)	(125,636)
Put-backs and recalls(2)	(598)	—	—	(598)
Revenue recognized(3)	78,680	—	2,100	80,780
(Portfolio allowances) portfolio allowance reversals, net	(4,345)	—	13	(4,332)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(4)	63.7%	0.0%	99.4%	64.3%

	Nine Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	242,857	—	—	242,857
Gross collections(1)	(447,702)	(55)	(7,490)	(455,247)
Put-backs and recalls(2)	(2,907)	—	—	(2,907)
Revenue recognized(3)	278,308	—	7,043	285,351
(Portfolio allowances) portfolio allowance reversals, net	(16,768)	(456)	447	(16,777)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(4)	62.2%	0.0%	94.0%	62.7%

	Nine Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	215,680	—	—	215,680
Gross collections(1)	(355,812)	(220)	(6,998)	(363,030)
Put-backs and recalls(2)	(2,024)	—	(4)	(2,028)
Revenue recognized(3)	230,054	—	6,957	237,011
(Portfolio allowances) portfolio allowance reversals, net	(14,368)	—	45	(14,323)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(4)	64.7%	0.0%	99.4%	65.3%

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$87,182	$67,143	$76,462	$57,152
Provision for portfolio allowances	7,690	4,855	22,079	15,157
Reversal of prior allowances	(1,633)	(523)	(5,302)	(834)

Balance at end of period	$93,239	$71,475	$93,239	$71,475

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collection sites	$67,089	$45,122	$199,513	$140,144
Legal collections	71,773	55,584	196,995	173,451
Collection agencies	18,065	19,705	57,777	42,878
Sales	—	5,299	—	6,843
Other	445	—	1,143	—

	$157,372	$125,710	$455,428	$363,316

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2010	December 31, 2009
Court costs advanced	$186,390	$172,488
Court costs recovered	(47,897)	(44,980)
Court costs reserve	(111,963)	(101,551)

	$26,530	$25,957

Note 8: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Debt issuance costs, net of amortization	$5,536	$553
Prepaid expenses	3,286	1,728
Security deposit – India building lease	1,042	1,013
Deferred compensation assets	772	758
Other	1,148	200

	$11,784	$4,252

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 9: Debt

The Company is obligated under borrowings, as follows (in thousands):

	September 30, 2010	December 31, 2009
Convertible notes	$—	$42,920
Less: Debt discount	—	(2,013)
Senior secured notes	50,000	—
Revolving credit facility	279,500	260,000
Capital lease obligations	5,422	2,168

	$334,922	$303,075

Convertible Senior Notes

The Company’s Convertible Notes matured on September 20, 2010. On that date, the Company repaid the remaining $42.9 million balance outstanding under the notes.

In accordance with applicable accounting literature, the Company was required to separately account for the liability and equity components of its Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate. The effective interest rate on the liability component of the Convertible Notes was 10.38%. Interest expense related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest expense – stated coupon rate	$314	$369	$1,038	$908
Interest expense – amortization of debt discount	628	650	2,013	1,560

Total interest expense – convertible notes	$942	$1,019	$3,051	$2,468

Senior Secured Notes

On September 20, 2010, the Company issued $50.0 million in senior secured notes (the “Senior Secured Notes”) to certain affiliates of Prudential Capital Group (“Prudential Capital Group”) through a private placement transaction. The Senior Secured Notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. Interest on the Senior Secured Notes is payable quarterly on March 17, June 17, September 17 and December 17 of each year. Principal payments of $2.5 million are payable on December 17, 2012 and on each March 17, June 17, September 17 and December 17 thereafter, up to and including June 17, 2017 (or a lesser amount as may be outstanding). The Senior Secured Notes are guaranteed in full by certain of the Companies’ subsidiaries and are collateralized by all assets of the Company. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by the Company, including breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment, or the breach of any negative covenant. If the Company prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value shall be 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the Revolving Credit Facility and the parties have an intercreditor agreement related to collateral. The proceeds from the Senior Secured Notes have been used to reduce aggregate outstanding borrowings under the Company’s existing Revolving Credit Facility, including borrowings incurred to repay the remaining $42.9 million of Convertible Notes that matured September 20, 2010.

Pursuant to Securities and Exchange Committee rules, the Company has concluded that separate financial statements or condensed consolidating financial information are not required as the guarantees related to the Senior Secured Notes are full and unconditional and joint and several, and the subsidiary of the parent company other than the subsidiary guarantors are minor.

Revolving Credit Facility

On February 8, 2010, the Company entered into a new $327.5 million revolving credit facility (“2010 Revolving Credit Facility”) to be used for the purpose of purchasing receivable portfolios and for general working capital needs. The 2010 Revolving Credit Facility expires on December 31, 2013.

The 2010 Revolving Credit Facility contains an accordion feature which allows the Company, on or subsequent to closing, at its option, and subject to customary conditions, to request an increase in the facility of up to $100.0 million by obtaining one or more commitments from one or more lenders or other entities with the consent of the administrative agent, but without the consent of any other lenders.

On July 15, 2010, the Company obtained an additional $33.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature.

On September 20 and 21, 2010, the Company amended its Revolving Credit Facility. The amendments allow for the addition of the $50.0 million in Senior Secured Notes and include a feature that would allow the Company to issue up to $25 million of additional notes to Prudential Capital Group under terms equivalent to the Senior Secured Notes. The accordion feature of the facility was also reset to $100 million, increasing the facility maximum from $427.5 million to $460.5 million and the maturity of the facility was extended from May 3, 2013 to December 31, 2013.

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

•

A borrowing base equal to (i) the lesser of (1) 30% of eligible estimated remaining collections and (2) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (ii) the aggregate principal amount outstanding in respect of the Senior Secured Notes;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Repurchases of up to $50.0 million of the Company’s common stock, subject to compliance with certain covenants and available borrowing capacity;

•

A change of control definition which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK I LP and their respective affiliates of up to 50% of the outstanding shares of the Company’s voting stock;

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

As of September 30, 2010, the outstanding balance on the 2010 Revolving Credit Facility was $279.5 million, which bore a weighted average interest rate of 4.68% and 4.65% for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, the aggregate borrowing base under the Revolving Credit Facility was $360.5 million, of which $81.0 million was available for future borrowings. The Company is in compliance with all covenants under its financing arrangements.

Capital Lease Obligations

The Company has capital lease obligations for certain computer equipment. As of September 30, 2010, the Company’s combined obligation was approximately $4.2 million. These lease obligations require monthly or quarterly payments through September 2013 and have implicit interest rates that range from approximately 5.9% to 7.7%.

The Company has financed certain leasehold improvement projects with its lessors in its Phoenix and St. Cloud facilities. As of September 30, 2010, the Company’s combined obligation was approximately $0.8 million. These financing agreements require monthly principal and interest payments, accrue interest at 8% to 9% per annum and will mature in June and September 2013.

Note 10: Income Taxes

During the three months ended September 30, 2010, the Company recorded an income tax provision of $6.6 million, reflecting an effective rate of 35.0% of pretax income. The effective tax rate for the three months ended September 30, 2010, consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a provision for state taxes of 6.4%, a benefit of permanent book versus tax differences of 1.6%, a benefit of an Internal Revenue Service (“IRS”) refund of interest of 0.5%, a benefit from a state refund of 0.3%, and a benefit for the reduction in the state effective tax rate and the applicable true-up of the state and federal tax accounts of 1.8%. During the three months ended September 30, 2009, the Company recorded an income tax provision of $5.9 million, reflecting an effective rate of 39.8% of pretax income. The effective tax rate for the three months ended September 30, 2009, primarily consisted of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, a benefit of permanent book versus tax differences of 0.6% and a provision for the true-up of the state and federal tax accounts of 0.3%.

During the nine months ended September 30, 2010, the Company recorded an income tax provision of $19.9 million, reflecting an effective rate of 36.3% of pretax income. The effective tax rate for the nine months ended September 30, 2010, consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a provision for state taxes of 6.4%, a benefit of permanent book versus tax differences of 1.8%, a benefit of an IRS tax refund including interest of 0.7%, a benefit from a state tax refund of 0.1%, and a benefit for the reduction in the state effective tax rate and the applicable true-up of the state and federal tax accounts of 0.3% . During the nine months ended September 30, 2009, the Company recorded an income tax provision of $16.1 million, reflecting an effective rate of 39.5% of pretax income. The effective tax rate for the nine months ended September 30, 2009, primarily consisted of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, and a benefit of permanent book versus tax differences of 0.6%.

As of September 30, 2010, the Company had a gross unrecognized tax benefit of $0.7 million that, if recognized, would result in a net tax benefit of approximately $0.5 million and would reduce the Company’s effective tax rate. During the three months ended September 30, 2010, the Company recorded a $0.3 million tax benefit, which was the result of an amended and current Michigan state tax return.

For the three and nine months ended September 30, 2010, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and nine months ended September 30, 2010, were approximately $0.8 million and $3.3 million, respectively. Such undistributed earnings are considered permanently reinvested.

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

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Nine Months Ended September 30, 2010
	Cost	%
Seller 1	$45,580	18.7%
Seller 2	37,610	15.5%
Seller 3	36,241	14.9%
Seller 4	33,658	13.9%
Seller 5	29,517	12.2%
Other sellers	60,251	24.8%

	$242,857	100.0%
Adjustments(1)	(771)

Purchases, net	$242,086

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

The Company, along with others in its industry, is subject to legal actions based on the Fair Debt Collection Practices Act, (“FDCPA”), and comparable state statutes, which could have a material adverse effect on it due to the remedies available under these statutes, including punitive damages. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, and has made inaccurate assertions of fact in support of its collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no clear legal precedent. As a result, the Company is unable to predict the range of possible outcomes.

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

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2010, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.9 billion for a purchase price of approximately $66.6 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

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

Introduction

We purchase portfolios of defaulted consumer receivables and manage them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies and telecommunication companies which we purchase at deep discounts. Defaulted receivables include receivables subject to bankruptcy proceedings, or consumer bankruptcy receivables. Success in our business hinges on understanding, measuring, and predicting distressed consumer behavior, and we have invested heavily to build one of the industry’s strongest analytic platforms. We purchase receivables based on account-level valuation methods, and employ a suite of proprietary statistical models across the full extent of our operations. Moreover, we have one of the industry’s largest distressed consumer databases, comprised of approximately 20 million accounts. As a result, we have been able to historically realize significant returns from receivables we acquire. Our performance derives from our sophisticated and widespread use of analytics, our investments in data and consumer intelligence, our cost leadership position (based on our enterprise-wide, account-level cost database as well as our India facility), and our commitment to see principled intent drive every consumer interaction. We maintain strong relationships with many of the largest credit providers in the United States, and possess one of the industry’s best collection staff retention rates.

In addition, we provide bankruptcy support services to some of the largest companies in the financial services industry through our wholly-owned subsidiary Ascension Capital Group, Inc. (“Ascension”). Leveraging a proprietary software platform dedicated to bankruptcy servicing, Ascension’s operational platform integrates lenders, trustees, and consumers across the bankruptcy lifecycle.

Market Overview

While there has been some improvement in macroeconomic indicators during 2010, a broad economic recovery has yet to take hold. Minimal new jobs’ growth and limited credit availability continue to challenge U.S. consumers as demonstrated by weak consumer spending and volatile consumer confidence levels. Within the credit card space, we find mixed signals. Although charge-off rates remain at historic highs, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosures, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic volatility, through the first three quarters of 2010, most of our internal collection metrics were consistent with, or better than, what we observed in 2008 and 2009. To illustrate, payer rates and average payment size, adjusted for changes in settlement-in-full vs. payment plan mix, remained constant. However, more of our consumers are opting to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

Despite the generally negative broad macroeconomic environment, the rate at which consumers are honoring their obligations and completing their payment plans has increased in 2010 when compared to 2009. We believe this is the result of two factors. The first is our commitment to partner effectively with consumers during their recovery process. The second is the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case and in those instances where we are unable to do so, we experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis—Revenue” below for a more detailed explanation of the provision for portfolio allowances for the three and nine months ended September 30, 2010.

Throughout the credit crisis, we strategically invested in receivable portfolio as credit card charge-offs increased to historic levels and we believe that some of our competitors were (i) caught owning receivables with low yields as a result of purchasing certain portfolios at elevated pricing levels between 2005 and 2008 and (ii) faced with constrained access to capital to fund portfolio purchases due to depressed capital markets. These dynamics resulted in a recent supply-demand gap that dramatically reduced pricing of available portfolios, beginning in early 2009. For example, prices for freshly charged-off assets (i.e., receivables sold within thirty days of charge-off by the credit issuers) declined from a range of 8% – 13% in 2008 to a range of 5% – 9% in 2009 and early 2010. Similar price reductions were apparent across a broad range of defaulted consumer receivable asset classes (including credit cards and other consumer loans), balance ranges, and ages. After such a dramatic decline, pricing over the last few months has started to increase incrementally, but remains favorable when compared to 2005 through 2008 levels. In response to the price declines in 2009 and 2010, some issuers have opted not to sell all of their receivable portfolio and, instead, have pursued internal liquidation strategies or partnering with third party agencies. We believe that as pricing increases, these issuers will sell a greater percentage of their charged-off portfolios.

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

When evaluating the long-term returns of our business, we believe that the benefits arising from the abovementioned conditions will outweigh the potential negative impact to recoveries stemming from additional consumer distress. However, our returns could be negatively impacted if the current environment re-attracts significant capital to our industry, causing prices to increase, or if the ability of consumers to repay their debt deteriorates further.

Purchases and Collections

Purchases

The following table summarizes the types of receivable portfolios we purchased for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Credit card	$65,600	$77,734	$227,091	$215,680
Consumer bankruptcy receivables(1)	7,924	—	7,924	—
Telecom	4,365	—	7,842	—

	$77,889	$77,734	$242,857	$215,680

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the three months ended September 30, 2010, we invested $77.9 million in receivable portfolios, primarily for charged-off credit card, telecom and bankruptcy portfolios, with face values aggregating $2.6 billion, for an average purchase price of 3.0% of the face value of the purchased receivables. This is a $0.2 million increase, or 0.2%, in the amount invested, compared with the $77.7 million invested during the three months ended September 30, 2009, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $2.2 billion for an average purchase price of 3.6% of the face value of the purchased receivables.

During the nine months ended September 30, 2010, we invested $242.9 million in receivable portfolios, primarily for charged-off credit card, telecom and bankruptcy portfolios with face values aggregating $7.0 billion, for an average purchase price of 3.5% of the face value of the purchased receivables. This is a $27.2 million increase, or 7.0%, in the amount invested, compared with the $215.7 million invested during the nine months ended September 30, 2009, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $5.5 billion for an average purchase price of 4.0% of the face value of the purchased receivables.

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

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collection sites	$67,089	$45,122	$199,513	$140,144
Legal collections	71,773	55,584	196,995	173,451
Collection agencies	18,065	19,705	57,777	42,878
Sales	—	5,299	—	6,843
Other	445	—	1,143	—

	$157,372	$125,710	$455,428	$363,316

Gross collections increased $31.7 million, or 25.2%, to $157.4 million during the three months ended September 30, 2010, from $125.7 million during the three months ended September 30, 2009. Gross collections increased $92.1 million, or 25.4%, to $455.4 million during the nine months ended September 30, 2010, from $363.3 million during the nine months ended September 30, 2009.

A portion of our collections comes from the weekly remittances we receive from our law firm and agency partners. Typically there are 13 remittances in each quarter; however, there were 14 remittances during the three months ended September 30, 2010, 12 remittances during the three months ended March 31, 2010 and the typical 13 remittances during the three months ended June 30, 2010. As our average weekly remittances have grown to approximately $6.5 million, our collections for the three months ended September 30, 2010 were positively affected by the one additional weekly remittance. There were 13 remittances in each quarter during each of the three months ended March 31, 2009, June 30, 2009 and September 2009. The fourth quarter of 2010 will have the typical 13 weekly remittances. Our business typically experiences seasonality where collections decline in the third and fourth quarters. As a result of seasonality and the impact of weekly remittances described above, we anticipate that collections in the fourth quarter of 2010 will decrease from the third quarter of 2010.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2010		2009
Revenue
Revenue from receivable portfolios, net	$93,822	95.8%	$76,448	95.1%
Servicing fees and related revenue	4,145	4.2%	3,938	4.9%

Total revenue	97,967	100.0%	80,386	100.0%

Operating expenses
Salaries and employee benefits	16,166	16.5%	14,411	17.9%
Stock-based compensation expense	1,549	1.6%	1,261	1.6%
Cost of legal collections	33,851	34.6%	26,092	32.5%
Other operating expenses	9,512	9.7%	6,034	7.5%
Collection agency commissions	5,389	5.5%	5,795	7.2%
General and administrative expenses	6,982	7.1%	7,280	9.1%
Depreciation and amortization	816	0.8%	652	0.8%

Total operating expenses	74,265	75.8%	61,525	76.6%

Income before other (expense) income and income taxes	23,702	24.2%	18,861	23.4%

Other (expense) income
Interest expense	(4,928)	(5.0)%	(3,970)	(4.9)%
Other income	148	0.1%	61	0.1%

Total other expense	(4,780)	(4.9)%	(3,909)	(4.8)%

Income before income taxes	18,922	19.3%	14,952	18.6%
Provision for income taxes	(6,632)	(6.8)%	(5,948)	(7.4)%

Net income	$12,290	12.5%	$9,004	11.2%

	Nine Months Ended September 30,
	2010		2009
Revenue
Revenue from receivable portfolios, net	$268,574	95.2%	$222,688	94.8%
Servicing fees and related revenue	12,962	4.8%	12,179	5.2%

Total revenue	281,536	100.0%	234,867	100.0%

Operating expenses
Salaries and employee benefits	48,135	17.1%	43,130	18.4%
Stock-based compensation expense	4,756	1.7%	3,335	1.4%
Cost of legal collections	91,519	32.5%	84,665	36.1%
Other operating expenses	27,653	9.8%	18,612	7.9%
Collection agency commissions	17,098	6.1%	13,483	5.7%
General and administrative expenses	21,286	7.5%	20,074	8.6%
Depreciation and amortization	2,241	0.8%	1,895	0.8%

Total operating expenses	212,688	75.5%	185,194	78.9%

Income before other (expense) income and income taxes	68,848	24.5%	49,673	21.1%

Other (expense) income
Interest expense	(14,346)	(5.1)%	(12,201)	(5.2)%
Gain on repurchase of convertible notes, net	—	0.0%	3,268	1.4%
Other income (expense)	250	0.1%	(11)	(0.0)%

Total other expense	(14,096)	(5.0)%	(8,944)	(3.8)%

Income before income taxes	54,752	19.5%	40,729	17.3%
Provision for income taxes	(19,871)	(7.1)%	(16,087)	(6.8)%

Net income	$34,881	12.4%	$24,642	10.5%

Comparison of Results of Operations

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue or allowance reversal if applicable. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our Ascension subsidiary, a provider of bankruptcy services to the finance industry.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2010					As of September 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$3,078	$2,632	85.5%	$446	2.6%	$—	—
2003	490	8	1.6%	457	0.0%	—	30.3%
2004	2,020	574	28.4%	624	0.6%	1,964	6.7%
2005	6,708	3,804	56.7%	(403)	3.8%	20,555	5.6%
2006	6,439	5,055	78.5%	(2,533)	5.1%	31,326	5.1%
2007	17,033	10,435	61.3%	(1,240)	10.5%	42,900	7.0%
2008	31,095	18,406	59.2%	(3,408)	18.4%	111,207	5.1%
2009	50,958	33,477	65.7%	—	33.5%	163,442	6.4%
2010	39,508	25,488	64.5%	—	25.5%	208,760	4.5%

Total	$157,329	$99,879	63.5%	$(6,057)	100.0%	$580,154	5.4%

	Three Months Ended September 30, 2009					As of September 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$2,100	$2,100	100.0%	$—	2.6%	$—	—
2002	630	31	4.9%	511	0.0%	—	0.0%
2003	1,770	1,240	70.1%	(86)	1.5%	967	31.2%
2004	2,648	1,571	59.3%	(147)	1.9%	5,688	8.2%
2005	10,729	6,223	58.0%	(403)	7.7%	33,805	5.6%
2006	12,274	7,698	62.7%	(59)	9.5%	46,932	5.1%
2007	25,659	14,727	57.4%	(2,247)	18.3%	79,562	5.6%
2008	38,715	26,861	69.4%	(1,901)	33.3%	170,640	5.0%
2009	31,111	20,329	65.3%	—	25.2%	197,062	4.3%

Total	$125,636	$80,780	64.3%	$(4,332)	100.0%	$534,656	5.0%

	Nine Months Ended September 30, 2010					As of September 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$7,489	$7,043	94.0%	$447	2.5%	$—	—
2002	417	—	0.0%	417	0.0%	—	—
2003	3,215	759	23.6%	1,829	0.3%	—	30.3%
2004	6,369	2,479	38.9%	1,260	0.9%	1,964	6.7%
2005	21,735	13,072	60.1%	(1,585)	4.6%	20,555	5.6%
2006	20,986	17,009	81.0%	(7,797)	6.0%	31,326	5.1%
2007	57,311	34,595	60.4%	(3,108)	12.1%	42,900	7.0%
2008	100,560	62,247	61.9%	(8,240)	21.7%	111,207	5.1%
2009	160,066	104,365	65.2%	—	36.6%	163,442	6.4%
2010	77,099	43,782	56.8%	—	15.3%	208,760	4.5%

Total	$455,247	$285,351	62.7%	$(16,777)	100.0%	$580,154	5.4%

	Nine Months Ended September 30, 2009					As of September 30, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR(4)
ZBA	$6,957	$6,957	100.0%	$—	2.9%	$—	—
2002	2,341	903	38.6%	764	0.4%	—	0.0%
2003	6,366	5,169	81.2%	(495)	2.2%	967	31.2%
2004	8,964	5,626	62.8%	(644)	2.4%	5,688	8.2%
2005	33,892	20,901	61.7%	(1,816)	8.8%	33,805	5.6%
2006	36,406	24,949	68.5%	(2,953)	10.5%	46,932	5.1%
2007	89,090	50,704	56.9%	(4,228)	21.4%	79,562	5.6%
2008	127,048	87,789	69.1%	(4,951)	37.0%	170,640	5.0%
2009	51,966	34,013	65.5%	—	14.4%	197,062	4.3%

Total	$363,030	$237,011	65.3%	$(14,323)	100.0%	$534,656	5.0%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)

Our monthly IRR is calculated based on the weighted average of each pool’s IRR relative to each pool’s percentage of the unamortized balance for each year of purchase. Therefore, it is possible for the monthly IRR to be lower than that reported in the prior quarter due to this weighted average calculations.

Total revenue was $98.0 million for the three months ended September 30, 2010, an increase of $17.6 million, or 21.9%, compared to total revenue of $80.4 million for the three months ended September 30, 2009. Portfolio revenue was $93.8 million for the three months ended September 30, 2010, an increase of $17.4 million, or 22.7%, compared to portfolio revenue of $76.4 million for the three months ended September 30, 2009.

Total revenue was $281.5 million for the nine months ended September 30, 2010, an increase of $46.6 million, or 19.9%, compared to total revenue of $234.9 million for the nine months ended September 30, 2009. Portfolio revenue was $268.6 million for the nine months ended September 30, 2010, an increase of $45.9 million, or 20.6%, compared to portfolio revenue of $222.7 million for the three months ended September 30, 2009.

The increase in portfolio revenue for the three and nine months ended September 30, 2010, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively and an increase in the IRRs for pool groups where we have continued to collect more than our forecasts. During the three months ended September 30, 2010, we recorded a net portfolio allowance provision of $6.1 million, compared to a net portfolio allowance provision of $4.3 million in the same period of the prior year. During the nine months ended September 30, 2010, we recorded a net portfolio allowance provision of $16.8 million, compared to a net portfolio allowance provision of $14.3 million in the same period of the prior year. The net provision for portfolio allowances for the three and nine months ended September 30, 2010 and 2009 was largely due to a shortfall in collections in certain pool groups as compared to our forecast. While our total collections exceeded our forecast, there was variability at the pool group level between our actual collections and our forecasts, primarily in our 2005 through 2008 vintage portfolios. This is the result of several factors, including pressure on the consumer due to a weakened economy, changes in internal operating strategy, shifts in consumer payment patterns, and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension was $4.1 million for the three months ended September 30, 2010, an increase of $0.2 million, or 5.2%, compared to revenue of $3.9 million for the three months ended September 30, 2009. Revenue associated with bankruptcy servicing fees earned from Ascension was $12.9 million for the nine months ended September 30, 2010, an increase of $0.8 million, or 6.7%, compared to revenue of $12.1 million for the three months ended September 30, 2009. The increase in Ascension revenue was due to the recognition of previously deferred servicing revenue.

Operating Expenses

Total operating expenses were $74.3 million for the three months ended September 30, 2010, an increase of $12.8 million, or 20.7%, compared to total operating expenses of $61.5 million for the three months ended September 30, 2009.

Total operating expenses were $212.7 million for the nine months ended September 30, 2010, an increase of $27.5 million, or 14.9%, compared to total operating expenses of $185.2 million for the nine months ended September 30, 2009.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $1.8 million, or 12.2%, to $16.2 million during the three months ended September 30, 2010, from $14.4 million during the three months ended September 30, 2009. Total salaries and employee benefits increased $5.0 million, or 11.6%, to $48.1 million during the nine months ended September 30, 2010, from $43.1 million during the nine months ended September 30, 2009. The increase was primarily the result of increases in headcount and related compensation expense to support our growth.

Stock-based compensation expenses

Stock-based compensation increased $0.3 million, or 22.8%, to $1.5 million during the three months ended September 30, 2010, from $1.3 million during the three months ended September 30, 2009. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Stock-based compensation increased $1.5 million, or 42.6%, to $4.8 million during the nine months ended September 30, 2010, from $3.3 million during the nine months ended September 30, 2009. This increase was primarily attributable to awards granted to our senior management team in the three months ended March 31, 2010 and the higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections increased $7.8 million, or 29.7%, to $33.9 million during the three months ended September 30, 2010, compared to $26.1 million during the three months ended September 30, 2009. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $16.2 million, or 29.1%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $71.8 million during the three months ended September 30, 2010, up from $55.6 million collected during the three months ended September 30, 2009. The cost of legal collections increased as a percent of gross collections through this channel to 47.2% during the three months ended September 30, 2010, from 46.9% during the three months ended September 30, 2009, primarily due to increased volume of accounts placed in the legal channel, offset by the impact of the reversal in September 2009 of court costs previously deferred in connection with our settled arbitration with Jefferson Capital, and a reduction in the commissions percentage in 2010 compared to 2009.

The cost of legal collections increased $6.8 million, or 8.1%, to $91.5 million during the nine months ended September 30, 2010, compared to $84.7 million during the nine months ended September 30, 2009. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $23.5 million, or 13.6%, in gross collections through our legal channel and upfront litigation costs. Gross legal collections amounted to $197.0 million during the nine months ended September 30, 2010, up from $173.5 million collected during the nine months ended September 30, 2009. The cost of legal collections as a percent of gross collections through this channel decreased to 46.5% during the nine months ended September 30, 2010, from 48.8% during the nine months ended September 30, 2009, primarily due to more targeted account placements and the effect of the deferred court cost reversal in September 2009 related to our settled arbitration with Jefferson Capital.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Collections	$71,773	100.0%	$55,584	100.0%	$196,995	100.0%	$173,451	100.0%

Court costs advanced	20,961	29.2%	14,038	25.3%	52,761	26.8%	50,390	29.0%
Court costs deferred	(7,850)	(10.9)%	(6,056)	(10.9)%	(19,693)	(10.0)%	(18,552)	(10.7)%
Deferred court costs reversal(1)	—	—	1,696	3.0%	—	—	1,696	1.0%

Court cost expense(2)	13,111	18.3%	9,678	17.4%	33,068	16.8%	33,534	19.3%
Other(3)	661	0.9%	590	1.0%	1,875	1.0%	1,618	0.9%
Commissions	20,079	28.0%	15,824	28.5%	56,576	28.7%	49,512	28.6%

Total Costs	$33,851	47.2%	$26,092	46.9%	$91,519	46.5%	$84,664	48.8%

(1)

Primarily related to our settled arbitration with Jefferson Capital in September 2009. As part of the settlement with Jefferson Capital, we returned accounts that were subject to Jefferson Capital’s settlement with the FTC. A portion of those accounts were in our legal channel and, when these were returned, resulted in the reversal of court costs previously deferred.

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

Other operating expenses

Other operating expenses increased $3.5 million, or 57.6%, to $9.5 million during the three months ended September 30, 2010, from $6.0 million during the three months ended September 30, 2009. The increase was primarily the result of an increase of $1.4 million in direct mail campaign expenses, an increase of $0.6 million in media-related expenses, an increase of $0.3 million in telephone expenses, and a net increase in various other operating expenses of $1.2 million, all to support our growth.

Other operating expenses increased $9.1 million, or 48.6%, to $27.7 million during the nine months ended September 30, 2010, from $18.6 million during the nine months ended September 30, 2009. The increase was primarily the result of an increase of $2.8 million in direct mail campaign expenses, an increase of $1.7 million in media-related expenses, an increase of $1.8 million in telephone expenses, an increase of $0.8 million in skip tracing expenses, and a net increase in various other operating expenses of $2.0 million, all to support our growth.

Collection agency commissions

During the three months ended September 30, 2010, we incurred $5.4 million in commissions to third party collection agencies, or 29.8%, of the related gross collections of $18.1 million, compared to $5.8 million in commissions, or 29.4%, of the related gross collections of $19.7 million during the three months ended September 30, 2009. The decrease in commissions was primarily due to the decrease in collections through this channel, offset by a higher net commission rate due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the three months ended September 30, 2010, we placed fewer freshly charged-off accounts with the agencies as compared to the same period in the prior year.

During the nine months ended September 30, 2010, we incurred $17.1 million in commissions to third party collection agencies, or 29.6%, of the related gross collections of $57.8 million, compared to $13.5 million in commissions, or 31.4%, of the related gross collections of $42.9 million during the nine months ended September 30, 2009. The increase in commissions was due to the increase in collections through this channel, offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the nine months ended September 30, 2010, we placed more freshly charged-off accounts with the agencies as compared to the same period in the prior year.

General and administrative expenses

General and administrative expenses decreased $0.3 million, or 4.1%, to $7.0 million during the three months ended September 30, 2010, from $7.3 million during the three months ended September 30, 2009. The decrease was primarily the result of a decrease of $1.7 million in corporate legal expenses due to incurring significant legal expenses in 2009 in connection with our settled arbitration with Jefferson Capital. The decrease was offset by an increase of $0.3 million in legal settlements, an increase of $0.4 million in system maintenance costs, and a net increase in other general and administrative expenses of $0.7 million.

General and administrative expenses increased $1.2 million, or 6.0%, to $21.3 million during the nine months ended September 30, 2010, from $20.1 million during the nine months ended September 30, 2009. The increase was primarily the result of an increase of $1.6 million in legal settlements, an increase of $0.3 million in consulting fees, an increase of $1.0 million in system maintenance costs, and a net increase in other general and administrative expenses of $2.3 million. The increase was offset by a decrease of $4.0 million in corporate legal expenses due to incurring significant legal expenses in 2009 in connection with our settled arbitration with Jefferson Capital.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended September 30,
	2010					2009
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$67,089	$6,210	(1)	9.3%	4.0%	$45,122	$5,670	(1)	12.6%	4.5%
Legal networks	71,773	33,851		47.2%	21.5%	55,584	26,092		46.9%	20.8%
Collection agency outsourcing	18,065	5,389		29.8%	3.4%	19,705	5,795		29.4%	4.6%
Sales and other	445	—		—	—	5,299	—		—	—
Other indirect costs(2)	—	23,604		—	15.0%	—	19,469		—	15.5%

Total	$157,372	$69,054	(3)		43.9%	$125,710	$57,026	(3)		45.4%

	Nine Months Ended September 30,
	2010					2009
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$199,513	$18,578	(1)	9.3%	4.1%	$140,144	$17,150	(1)	12.2%	4.7%
Legal networks	196,995	91,519		46.5%	20.1%	173,451	84,665		48.8%	23.3%
Collection agency outsourcing	57,777	17,098		29.6%	3.7%	42,878	13,483		31.4%	3.7%
Sales and other	1,143	—		—	—	6,843	—		—	—
Other indirect costs(2)	—	70,464		—	15.5%	—	56,483		—	15.6%

Total	$455,428	$197,659	(3)		43.4%	$363,316	$171,781	(3)		47.3%

(1)	Represents only account manager salaries, variable compensation and employee benefits.

(2)	Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.

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

During the three months ended September 30, 2010, cost per dollar collected decreased by 150 basis points to 43.9% of gross collections from 45.4% of gross collections during the three months ended September 30, 2009. This decrease was due to several factors, including:

•

The cost from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.0% in three months ended September 30, 2010 from 4.5% in the three months ended September 30, 2009 and, as a percentage of our site collections, decreased to 9.3% in three months ended September 30, 2010 from 12.6% in the three months ended September 30, 2009. These decreases were primarily due to the growth of our collection workforce in India.

•

The cost of collection agency commissions, as a percentage of total collections, decreased to 3.4% in the three months ended September 30, 2010 from 4.6% in the three months ended September 30, 2009. This decrease was due to a reduction in collection agency collections in the three months ended September 30, 2010 when compared to the three months ended September 30, 2009. The cost of collection agency commissions, as a percentage of collection agency channel collections, increased from 29.4% in the three months ended September 30, 2009 to 29.8% in three months ended September 30, 2010. This was the result of a change in the mix of accounts placed into this channel. Freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the three months ended September 30, 2010, we placed fewer freshly charged-off accounts with our agencies as compared to the same period in the prior year.

•

Other costs, not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization, decreased as a percentage of total collection to 15.0% in the three months ended September 30, 2010 from 15.5% in the three months ended September 30, 2009. While in dollar terms these costs increased in order to support the growth of our business, our collections grew at a faster rate, resulting in a reduction in other indirect costs as a percent of total collections.

The decrease was offset by:

•

An increase in the cost of legal collections, as a percent of total collections, to 21.5% in the three months ended September 30, 2010 from 20.8% in the three months ended September 30, 2009. This increase was due to an increase in commissions and court cost expense due to growth in the legal channel. The cost of legal collections, as a percentage of legal collections, increased to 47.2% in the three months ended September 30, 2010 from 46.9% in the three months ended September 30, 2009. The increase was primarily a result of increased upfront court costs associated with our pursuit of legal collections, offset by a reduction in the commissions percentage in 2010 compared to 2009.

During the nine months ended September 30, 2010, cost per dollar collected decreased by 390 basis points to 43.4% of gross collections from 47.3% of gross collections during the nine months ended September 30, 2009. This decrease was due to several factors, including:

•

The cost from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.1% in nine months ended September 30, 2010 from 4.7% in the nine months ended September 30, 2009 and, as a percentage of our site collections, decreased to 9.3% in nine months ended September 30, 2010 from 12.2% in the nine months ended September 30, 2009. The decrease was primarily due to in the growth of our collection workforce in India and a change in our domestic compensation plan structure.

•

The cost of legal collections as a percent of total collections decreased to 20.1% in the nine months ended September 30, 2010 from 23.3% in the nine months ended September 30, 2009 and, as a percentage of legal collections, decreased to 46.5% in nine months ended September 30, 2010 from 48.8% in the nine months ended September 30, 2009. The decrease was primarily due to more targeted placement volumes as part of an initiative to sue higher quality accounts and the effect of the deferred court cost reversal related to our Jefferson Capital settlement in September 2009.

•

The cost of collection agency commissions, as a percentage of total collections, remained constant at 3.7% in the nine months ended September 30, 2010 and 2009. The cost in collection agency commissions, as a percentage of channel collections, decreased to 29.6% in the nine months ended September 30, 2010 from 31.4% in nine months ended September 30, 2009. This decrease was the result of a change in the mix of accounts placed into this channel. Freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the nine months ended September 30, 2010, we placed more freshly charged-off accounts with our agencies as compared to the same period in the prior year.

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization, decreased slightly as a percentage of total collection to 15.5% in the nine months ended September 30, 2010 from 15.6% in the nine months ended September 30, 2009. While in dollar terms these costs increased in order to support the growth of our business, our collections grew at a faster rate, resulting in a slight reduction in other indirect costs as a percent of total collections.

Cost per dollar collected can fluctuate based on the contribution by each collection channel and our overall collection volume.

The following table provides a reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP total operating expenses, as reported	$74,265	$61,525	$212,688	$185,194
Stock-based compensation expense	(1,549)	(1,261)	(4,756)	(3,335)
Bankruptcy servicing operating expenses	(3,662)	(3,238)	(10,273)	(10,078)

Operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses	$69,054	$57,026	$197,659	$171,781

India Expansion

Due to the continued strong performance of our team in India and our ability to reduce our overall site cost to collect through the expansion of our offshore collection efforts, we have negotiated a lease for an additional space in India. This space is located adjacent to our current site in Gurgaon, India and will allow us to expand our collector headcount up to an additional 200 account managers throughout 2011.

Interest Expense

Interest expense increased $0.9 million, or 24.1%, to $4.9 million during the three months ended September 30, 2010, from $4.0 million during the three months ended September 30, 2009. Interest expense increased $2.1 million, or 17.6%, to $14.3 million during the nine months ended September 30, 2010, from $12.2 million during the nine months ended September 30, 2009.

The following table summarizes our interest expense (in thousands):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Stated interest on debt obligations	$3,851	$3,029	$822	27.1%
Amortization of loan fees and other loan costs	448	290	158	54.5%
Amortization of debt discount – convertible notes	629	651	(22)	(3.4)%

Total interest expense	$4,928	$3,970	$958	24.1%

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Stated interest on debt obligations	$11,076	$9,101	$1,975	21.7%
Amortization of loan fees and other loan costs	1,257	889	368	41.4%
Amortization of debt discount – convertible notes	2,013	2,211	(198)	(9.0)%

Total interest expense	$14,346	$12,201	$2,145	17.6%

Stated interest on debt obligations increased $0.8 million during the three months ended September 30, 2010, compared to the same period of the prior year. Stated interest on debt obligations increased $2.0 million during the nine months ended September 30, 2010, compared to the same period of the prior year. The increases in stated interest on debt obligations for the three and nine months ended September 30, 2010, were primarily due to an increase in our outstanding loan balances and an increase in the credit spread required under our new 2010 Revolving Credit Facility.

Provision for Income Taxes

During the three months ended September 30, 2010, we recorded an income tax provision of $6.6 million, reflecting an effective rate of 35.0% of pretax income. The effective tax rate for the three months ended September 30, 2010, consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.4%, a benefit of permanent book versus tax differences of 1.6%, a benefit of an Internal Revenue Service (“IRS”) interest refund of 0.5%, a benefit from a state refund of 0.3%, and a benefit for the reduction in the state effective tax rate and the applicable true up of the state and federal tax accounts of 1.8%. During the three months ended September 30, 2009, we recorded an income tax provision of $5.9 million, reflecting an effective rate of 39.8% of pretax income. Our effective tax rate for the three months ended September 30, 2009, primarily consisted of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, a benefit of permanent book versus tax differences of 0.6%, and a provision for the true-up of the state and federal tax accounts of 0.3%.

During the nine months ended September 30, 2010, we recorded an income tax provision of $19.9 million, reflecting an effective rate of 36.3% of pretax income. The effective tax rate for the nine months ended September 30, 2010 consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.4%, a benefit for the effect of permanent book versus tax differences of 1.8%, a benefit of an IRS tax and interest refund of 0.7%, a benefit from a state refund of 0.1%, and a benefit for the reduction in the state tax effective rate and the applicable true up of the state and federal tax accounts of 0.3% . During the nine months ended September 30, 2009, we recorded an income tax provision of $16.1 million, reflecting an effective rate of 39.5% of pretax income. Our effective tax rate for the nine months ended September 30, 2009, primarily consisted of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a provision for state taxes of 7.8%, and a benefit of permanent book versus tax differences of 0.6%.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

	Cumulative Collections through September 30, 2010
Year of Purchase	Purchase Price(1)		<2004	2004	2005	2006	2007	2008	2009	2010	Total(2)	CCM(3)
<2004	$284,161	(4)	$517,451	$192,940	$144,775	$109,379	$50,708	$26,777	$16,345	$9,477	$1,067,852	3.8
2004	101,324		—	39,400	79,845	54,832	34,625	19,116	11,363	6,369	245,550	2.4
2005	192,590		—	—	66,491	129,809	109,078	67,346	42,387	21,870	436,981	2.3
2006	141,041		—	—	—	42,354	92,265	70,743	44,553	20,994	270,909	1.9
2007	204,292		—	—	—	—	68,048	145,272	111,117	57,311	381,748	1.9
2008	227,912		—	—	—	—	—	69,049	165,164	101,648	335,861	1.5
2009	253,533		—	—	—	—	—	—	96,529	160,399	256,928	1.0
2010	242,083		—	—	—	—	—	—	—	77,179	77,179	0.3

Total	$1,646,936		$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$455,247	$3,073,008	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2010, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2010 – collections as a multiple of purchase price.

(4)	From inception through December 31, 2003.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2004	$284,161	(3)	$1,067,852	$35	$1,067,887	3.8
2004	101,324		245,550	2,914	248,464	2.5
2005	192,590		436,981	33,549	470,530	2.4
2006	141,041		270,909	61,319	332,228	2.4
2007	204,292		381,748	94,588	476,336	2.3
2008	227,912		335,861	233,459	569,320	2.5
2009	253,533		256,928	396,296	653,224	2.6
2010	242,083		77,179	470,106	547,285	2.3

Total	$1,646,936		$3,073,008	$1,292,266	$4,365,274	2.7

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through September 30, 2010, excluding collections on behalf of others.

(3)	From inception through December 31, 2003.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2010(2)	2011	2012	2013	2014	2015	2016	2017	Total
<2004(1)	$35	$—	$—	$—	$—	$—	$—	$—	$35
2004	1,180	1,734	—	—	—	—	—	—	2,914
2005	6,169	20,434	6,929	17	—	—	—	—	33,549
2006	5,707	27,022	19,290	9,300	—	—	—	—	61,319
2007	13,701	39,048	24,427	13,704	3,708	—	—	—	94,588
2008	27,296	89,490	55,528	34,785	19,494	6,866	—	—	233,459
2009	40,751	155,393	103,065	51,189	27,716	13,387	4,795	—	396,296
2010	36,173	148,844	128,341	72,200	42,495	24,204	13,639	4,210	470,106

Total	$131,012	$481,965	$337,580	$181,195	$93,413	$44,457	$18,434	$4,210	$1,292,266

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

(2)	2010 amount consists of three months data from October 1, 2010 to December 31, 2010.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2010	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2004	$1,964	101,324	1.9%	0.3%
2005	20,555	192,590	10.7%	3.5%
2006	31,326	141,041	22.2%	5.4%
2007	42,900	204,292	21.0%	7.4%
2008	111,207	227,912	48.8%	19.2%
2009	163,442	253,533	64.5%	28.2%
2010	208,760	242,083	86.2%	36.0%

Total	$580,154	$1,362,775	42.6%	100.0%

(1)

Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, plus an allocation of our forward flow asset (if applicable), and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

Changes in the Investment in Receivable Portfolios

Revenue related to our investment in receivable portfolios comprises two groups. First, revenue from those portfolios that have a remaining book value and are accounted for on the accrual basis (“Accrual Basis Portfolios”), and second, revenue from those portfolios that have fully recovered their book value Zero Basis Portfolios and, therefore, every dollar of gross collections is recorded entirely as Zero Basis Revenue or allowance reversal if applicable. If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). No revenue is recognized on Cost Recovery Portfolios until the cost basis has been fully recovered, at which time they become Zero Basis Portfolios.

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$566,815	$—	$—	$566,815
Purchases of receivable portfolios	77,889	—	—	77,889
Gross collections(1)	(154,251)	—	(3,078)	(157,329)
Put-backs and recalls	(1,043)	—	—	(1,043)
Revenue recognized(2)	97,247	—	2,632	99,879
(Portfolio allowances) portfolio allowance reversals, net	(6,503)	—	446	(6,057)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(3)	63.0%	0.0%	85.5%	63.5%

	Three Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$506,155	$553	$—	$506,708
Purchases of receivable portfolios	77,734	—	—	77,734
Gross collections(1)	(123,498)	(25)	(2,113)	(125,636)
Put-backs and recalls	(598)	—	—	(598)
Revenue recognized(2)	78,680	—	2,100	80,780
(Portfolio allowances) portfolio allowance reversals, net	(4,345)	—	13	(4,332)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(3)	63.7%	0.0%	99.4%	64.3%

	Nine Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	242,857	—	—	242,857
Gross collections(1)	(447,702)	(55)	(7,490)	(455,247)
Put-backs and recalls	(2,907)	—	—	(2,907)
Revenue recognized(2)	278,308	—	7,043	285,351
(Portfolio allowances) portfolio allowance reversals, net	(16,768)	(456)	447	(16,777)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(3)	62.2%	0.0%	94.0%	62.7%

	Nine Months Ended September 30, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	215,680	—	—	215,680
Gross collections(1)	(355,812)	(220)	(6,998)	(363,030)
Put-backs and recalls	(2,024)	—	(4)	(2,028)
Revenue recognized(2)	230,054	—	6,957	237,011
(Portfolio allowances) portfolio allowance reversals, net	(14,368)	—	45	(14,323)

Balance, end of period	$534,128	$528	$—	$534,656

Revenue as a percentage of collections(3)	64.7%	0.0%	99.4%	65.3%

(1)	Does not include amounts collected on behalf of others.

(2)	Includes retained interest.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of September 30, 2010, we had $580.2 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2010(1)	$38,730
2011	187,114
2012	168,266
2013	94,517
2014	50,180
2015	25,276
2016	12,405
2017	3,666

Total	$580,154

(1)	2010 amount consists of three months data from October 1, 2010 to December 31, 2010.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collection sites	$67,089	$45,122	$199,513	$140,144
Legal collections	71,773	55,584	196,995	173,451
Collection agencies	18,065	19,705	57,777	42,878
Sales	—	5,299	—	6,843
Other	445	—	1,143	—

	$157,372	$125,710	$455,428	$363,316

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended September 30,				Collection Agencies Three Months Ended September 30,
	2010		2009		2010		2009
Collections	$71,773	100.0%	$55,584	100.0%	$18,065	100.0%	$19,705	100.0%

Commissions	$20,079	28.0%	$15,824	28.5%	$5,389	29.8%	$5,795	29.4%
Court cost expense(1)	13,111	18.3%	9,678	17.4%	—	—	—	—
Other(2)	661	0.9%	590	1.0%	—	—	—	—

Total Costs	$33,851	47.2%	$26,092	46.9%	$5,389	29.8%	$5,795	29.4%

	Legal Collections Nine Months Ended September 30,				Collection Agencies Nine Months Ended September 30,
	2010		2009		2010		2009
Collections	$196,995	100.0%	$173,451	100.0%	$57,777	100.0%	$42,878	100.0%

Commissions	$56,576	28.7%	$49,512	28.6%	$17,098	29.6%	$13,483	31.4%
Court cost expense(1)	33,068	16.8%	33,534	19.3%	—	—	—	—
Other(2)	1,875	1.0%	1,618	0.9%	—	—	—	—

Total Costs	$91,519	46.5%	$84,664	48.8%	$17,098	29.6%	$13,483	31.4%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist primarily of costs related to counter claims and legal network subscription fees.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$1,282	$76,627
2004	—	$23,455	$37,674	$21,676	$12,029	$5,840	$3,665	$2,258	$106,597
2005	—	—	$21,694	$40,762	$22,152	$10,582	$6,226	$3,663	$105,079
2006	—	—	—	$39,395	$82,740	$43,303	$22,527	$11,207	$199,172
2007	—	—	—	—	$41,958	$80,211	$44,321	$19,226	$185,716
2008	—	—	—	—	—	$47,320	$110,868	$52,693	$210,881
2009	—	—	—	—	—	—	$40,856	$72,834	$113,690
2010 YTD	—	—	—	—	—	—	—	$32,514	$32,514

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$54	$4,215
2004	—	$2,509	$2,937	$1,087	$406	$223	$153	$115	$7,430
2005	—	—	$3,271	$4,426	$859	$356	$218	$185	$9,315
2006	—	—	—	$10,158	$10,291	$1,829	$407	$508	$23,193
2007	—	—	—	—	$15,357	$11,952	$1,178	$562	$29,049
2008	—	—	—	—	—	$19,322	$15,842	$2,132	$37,296
2009	—	—	—	—	—	—	$17,009	$11,145	$28,154
2010 YTD	—	—	—	—	—	—	—	$16,955	$16,955

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$375	$23,972
2004	—	$7,273	$12,060	$6,653	$3,498	$1,690	$1,063	$671	$32,908
2005	—	—	$6,725	$12,108	$6,364	$3,036	$1,792	$1,079	$31,104
2006	—	—	—	$11,451	$23,659	$12,370	$6,464	$3,282	$57,226
2007	—	—	—	—	$11,845	$22,927	$12,697	$5,652	$53,121
2008	—	—	—	—	—	$13,678	$31,794	$15,450	$60,922
2009	—	—	—	—	—	—	$11,476	$20,803	$32,279
2010 YTD	—	—	—	—	—	—	—	$9,070	$9,070

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.4%	36.8%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.8%	37.8%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.5%	38.5%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.8%	40.4%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.3%	44.2%
2008	—	—	—	—	—	69.7%	43.0%	33.4%	46.6%
2009	—	—	—	—	—	—	69.7%	43.9%	53.2%
2010 YTD	—	—	—	—	—	—	—	80.0%	80.0%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009	2010	Total
2003	23	29	5	2	—	—	—	—	59
2004	—	59	39	11	2	—	—	—	111
2005	—	—	76	46	3	—	—	—	125
2006	—	—	—	205	105	4	—	—	314
2007	—	—	—	—	269	106	4	—	379
2008	—	—	—	—	—	338	136	3	477
2009	—	—	—	—	—	—	245	86	331
2010 YTD	—	—	—	—	—	—	—	253	253

(1)	Represents the year the account was placed into litigation.

(2)	Represents the year the account was placed into our legal channel.

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of September 30,
	2010		2009
	U.S.	India	U.S.	India
General & Administrative	367	232	325	129
Account Manager	212	892	238	488
Bankruptcy Specialist	70	75	68	47

	649	1,199	631	664

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross collections – collection sites	$67,089	$45,122	$199,512	$140,144
Average active account managers	1,081	671	1,013	628
Collections per average active account manager	$62.1	$67.2	$197.0	$223.2

The decrease in collections per average active account manager is a result of our India expansion. Our India workforce continues to grow as part of our long-term strategy to maintain headcount at current levels in our domestic collection sites and focus our future growth in India. As we ramped up headcount in our new, larger India site and as we migrate more of our collections there, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers gain experience, we expect productivity to move back towards previous levels.

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross collections – collection sites	$67,089	$45,122	$199,512	$140,144
Total hours paid	504	317	1,441	875
Collections per hour paid	$133.2	$142.3	$138.4	$160.2

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross collections – collection sites	$67,089	$45,122	$199,512	$140,144
Direct cost(1)	$6,210	$5,670	$18,578	$17,150
Cost per dollar collected	9.3%	12.6%	9.3%	12.2%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Portfolio Purchasing and Collecting Activities
Collections related	$6,210	$5,670	$18,578	$17,150
General & administrative	8,070	6,812	23,945	19,925

Subtotal	14,280	12,482	42,523	37,075
Bankruptcy Services	1,886	1,929	5,612	6,055

	$16,166	$14,411	$48,135	$43,130

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2007	1,434	2,510,347	45,386	3,539
Q2 2007	1,042	1,341,148	41,137	2,949
Q3 2007	659	1,281,468	47,869	2,680
Q4 2007	1,204	1,768,111	74,561	2,536
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—
Q3 2010	1,101	2,616,678	77,889	—

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$50,746	$55,880
Net cash used in investing activities	$(71,777)	(80,957)
Net cash provided by financing activities	$24,174	21,676

On February 8, 2010, we entered into a new $327.5 million, revolving credit facility (“2010 Revolving Credit Facility”). On July 15, 2010, under an accordion feature, we obtained an additional $33.0 million in commitments increasing our revolving credit facility to $360.5 million. On September 20 and 21, 2010 we amended our revolving credit facility to reset the accordion feature to $100 million (not to exceed a total facility of $460.5 million) and extended the maturity date to December 31, 2013. See Note 9 to our consolidated financial statements for a further discussion on our debt and our 2010 Revolving Credit Facility.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings from third parties under our 2010 Revolving Credit Facility.

On September 20, 2010, we issued $50.0 million in senior secured notes to certain affiliates of Prudential Capital Group. The notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning December 2012. The proceeds from the notes were used to reduce aggregate outstanding borrowings under the Company’s 2010 Revolving Credit Facility, including borrowings incurred to repay the remaining $42.9 million of 3.375% Convertible Senior Notes that matured September 20, 2010.

On February 8, 2010, our board of directors approved a new $50.0 million securities repurchase program to replace the remaining available repurchase authority allowed under our prior program. Under the 2010 Revolving Credit Facility, we have the ability to repurchase up to $50.0 million in any combination of our common stock and Convertible Notes, subject to compliance with certain covenants and available borrowing capacity. The board’s approval authorizes us to repurchase an aggregate of up to $50.0 million of any combination of our common stock and Convertible Notes. As discussed above, our Convertible Notes matured on September 20, 2010. Accordingly, subject to compliance with the 2010 Revolving Credit Facility, we are currently authorized to repurchase up to $50.0 million of our common stock. During the nine months ended September 30, 2010 we did not repurchase any common stock or Convertible Notes under this program.

Operating Cash Flows

Net cash provided by operating activities was $50.7 million for the nine months ended September 30, 2010 as compared to $55.9 million for the nine months ended September 30, 2009.

Cash provided by operating activities for the nine months ended September 30, 2010, is primarily related to net income of $34.9 million and $16.8 million in a non-cash add back related to the net provision for allowance on our receivable portfolios. Cash provided by operating activities for the nine months ended September 30, 2009, was primarily attributable to net income of $24.6 million, $14.3 million in a non-cash add back related to the net provision for allowance on our receivable portfolios and a decrease in prepaid income tax of $11.1 million.

Investing Cash Flows

Net cash used in investing activities was $71.8 million for the nine months ended September 30, 2010 and $81.0 million for the nine months ended September 30, 2009.

The cash flows used in investing activities for the nine months ended September 30, 2010, are primarily related to receivable portfolio purchases of $242.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $169.9 million. The cash flows used in investing activities for the nine months ended September 30, 2009, are primarily related to receivable portfolio purchases of $205.4 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $126.0 million.

Capital expenditures for fixed assets, acquired with internal cash flow, were $1.7 million for nine months ended September 30, 2010 and $3.6 million for nine months ended September 30, 2009.

Financing Cash Flows

Net cash provided by financing activities was $24.2 million for the nine months ended September 30, 2010 and $21.7 million for the nine months ended September 30, 2009.

The cash provided by financing activities during the nine months ended September 30, 2010, reflects $111.6 million in borrowings under our line of credit agreement and $50.0 million in proceeds from the issuance of our senior secured notes, offset by $92.1 million in repayments of amounts outstanding under our line of credit and $42.9 million in repayments of the remaining balance of our Convertible Notes that matured on September 20, 2010. Cash provided by financing activities during the nine months ended September 30, 2009, reflects $85.5 million in borrowings under our line of credit agreement, offset by $41.5 million in repayments of amounts under our line of credit and $22.3 million used to repurchase $28.5 million in principal amount of our outstanding Convertible Notes.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our Convertible Notes, we have achieved 35 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $11.5 million as of September 30, 2010, our access to the capital markets and availability under our 2010 Revolving Credit Facility, which expires in December 2013.

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

As of the end of the period covered by this report, we conducted an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in disputes and legal actions from time to time in the ordinary course of our business. There have been no material developments in legal proceedings during the quarter ended September 30, 2010. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2009 Form 10-K for the year ended December 31, 2009, and Part II, Item 1 of our Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Quarterly Report on Form 10-Q:

•	the timing and amount of collections on our receivable portfolios, including the effects of seasonality and economic recession;

•	any charge to earnings resulting from an allowance against the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations;

•	the cost of credit to finance our purchases of receivable portfolios; and

•	the timing and terms of our purchases of receivable portfolios.

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

The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate, which could result in reduced revenues or the recording of an allowance charge if we do not achieve the collections forecasted by our models.

We use our internally developed Unified Collection Score, or UCS model, and Behavioral Liquidation Score, or BLS model, to project the remaining cash flows from our receivable portfolios. Our UCS and BLS models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to all data known when we acquired the accounts. There can be no assurance, however, that we will be able to achieve the collections forecasted by our UCS and BLS models. If we are not able to achieve these levels of forecasted collection, our revenues will be reduced or we may be required to record an allowance charge, which may materially and adversely impact our results of operations.

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

At the end of September 30, 2010, we had approximately $50.0 million principal amount of outstanding 7.75% Senior Secured Notes due September 17, 2017, and a balance on our revolving credit facility of $279.5 million. On September 20, 2010, we obtained increases in commitments from lenders increasing our revolving credit facility to approximately $460.5 million. A tightening of credit availability could restrict our ability to refinance the principal amount of the Senior Notes other than through the use of our revolving credit facility, and could restrict our ability to further exercise the remaining accordion feature of our revolving credit facility.

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

We utilize the interest method to determine revenue recognized on substantially all of our receivable portfolios. Under this method, each pool of receivables is modeled based upon its projected cash flows. A yield is then established which, when applied to the outstanding balance of the pool of receivables, results in the recognition of revenue at a constant yield relative to the remaining balance in the pool. The actual amount recovered by us may substantially differ from our projections and may be lower than initially projected. If the differences are material, we may be required to take an allowance charge on a portion of our investment, which would negatively affect our earnings.

We may incur allowance charges based on the provisions of Financial Accounting Standards Board Accounting Standards Codification Subtopic 310-30.

We account for our portfolio revenue in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” or ASC 310-30. ASC 310-30 limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired, requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet, and freezes the internal rate of return, or IRR originally estimated when the accounts receivable are purchased for subsequent allowance testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for allowance testing. Since ASC 310-30 does not permit yields to be lowered, there is an increased probability of our having to incur allowance charges in the future, which would negatively impact our profitability.

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

We have expanded significantly in recent years. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations and financial resources. We cannot be certain that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. We also cannot be certain that the additional investments that we are making in infrastructure, facilities and personnel to support our growth and improve our operations will be successful or that our investments will produce profitable results. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

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

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1*	Senior Secured Note Purchase Agreement, dated September 20, 2010, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010).

4.2*	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010).

10.1	Amendment No. 1 to the Credit Agreement, dated September 20, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

10.2	Amendment No. 2 to the Credit Agreement, dated September 21, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

ENCORE CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: October 26, 2010

EXHIBIT INDEX

4.1*	Senior Secured Note Purchase Agreement, dated September 20, 2010, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010).

4.2*	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010).

10.1	Amendment No. 1 to the Credit Agreement, dated September 20, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

10.2	Amendment No. 2 to the Credit Agreement, dated September 21, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010).

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.