Form 10-K
period 2010-12-31
ENCORE CAPITAL GROUP INC
filed 2011-02-14
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 10,975,458 shares was $226,204,189 at June 30, 2010, based on the closing price of the common stock of $20.61 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at February 1, 2011, was 24,018,538.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2011 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART I

Item 1—Business

An Overview of Our Business

Nature of Business

We are a leader in consumer debt buying and recovery. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and use a variety of operational channels to maximize our collections from these portfolios. We manage our receivables by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies, and telecommunication companies, and may also include receivables subject to bankruptcy proceedings, or consumer bankruptcy receivables.

Four competitive, strategic advantages underpin our success and drive our future growth:

•	The sophisticated and widespread use of analytics (Analytic Strength)

•	Broad investments in data and behavioral science (Consumer Intelligence)

•	Significant cost advantages based on our operations in India, as well as our enterprise-wide, account-level cost database (Cost Leadership)

•	A demonstrated commitment to conduct business ethically and in ways that support our consumers’ financial recovery (Principled Intent)

Although we have enabled approximately one million consumers to retire a portion of their outstanding debt since 2007, one of the industry’s most formidable challenges is that many distressed consumers will never make a payment, much less retire their total obligation. In fact, at the peak of the collection cycle, we generate payments from fewer than one percent of our accounts every month. To address these challenges, we evaluate portfolios of receivables that are available for purchase using robust, account-level valuation methods and we employ a suite of proprietary statistical and behavioral models across the full extent of our operations. We believe these business practices contribute to our ability to value portfolios accurately, avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our operational channels to maximize future collections. We also have one of the industry’s largest distressed consumer databases containing information regarding approximately 20 million consumer accounts. We believe that our specialized knowledge, along with our investments in data and analytic tools, have enabled us to realize significant returns from the receivables we have acquired. From inception through December 31, 2010, we have invested approximately $1.8 billion to acquire 33.0 million consumer accounts with a face value of approximately $54.7 billion. We maintain strong relationships with many of the largest credit providers in the United States, and believe that we possess one of the industry’s best collection staff retention rates.

While seasonality does not have a material impact on our business, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters, and slowest in the fourth calendar quarter. Relatively higher collections in the first quarter could result in a lower cost-to-collect ratio compared to the fourth quarter, as our fixed costs would be constant and applied against a larger collection base. The seasonal impact on our business may be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.

In addition, we provide bankruptcy support services to some of the largest companies in the financial services industry through our wholly owned subsidiary, Ascension Capital Group, Inc. (“Ascension”). Leveraging a proprietary software platform dedicated to bankruptcy servicing, Ascension’s operational platform integrates lenders, trustees, and consumers across the bankruptcy lifecycle.

Investors wishing to obtain more information about us may access our internet site (www.encorecapital.com). The site provides access to relevant investor related information such as Securities and Exchange Commission (“SEC”) filings, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on the website as soon as reasonably practicable after being filed with, or furnished to, the SEC. The content of the internet site is not incorporated by reference into this Annual Report on Form 10-K. Any materials that the Company filed with the SEC also may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our Competitive Advantages

Analytic Strength. We believe that success in our business depends on the ability to establish and maintain an information advantage. Leveraging an industry-leading distressed consumer database, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases. Moreover, our collection channels are informed by powerful statistical models specific to each collection activity, and each year we deploy significant capital to purchase credit bureau and customized consumer data that describe demographic, account level, and macroeconomic factors related to credit, savings, and payment behavior.

Consumer Intelligence. At the core of our analytic approach is a focus on understanding, measuring, and predicting distressed consumer behavior. In this effort, we apply tools and methods borrowed from statistics, psychology, economics, and management science across the full extent of our business. During portfolio valuation, we use an internally-developed and proprietary family of statistical models that determines the likelihood and expected amount of payment for each consumer within a portfolio. Subsequently, the expectations for each account are aggregated to arrive at a portfolio-level liquidation solution and a valuation for the entire portfolio is determined. During collections, we apply our “willingness-capability” framework, which allows us to match our collection approach to an individual consumer’s payment behavior.

Cost Leadership. Cost efficiency is central to our collection and purchasing strategies. We experience considerable cost advantages, stemming from our operations in India, our enterprise-wide, activity-level cost database, and the development and implementation of operational models that enhance profitability. We believe that we are the only company in our industry with a successful, late-stage collection platform in India. This cost-saving, first-mover advantage helps to reduce our call center variable cost-to-collect.

Principled Intent. We strive to treat consumers with respect, compassion and integrity. From discounts and payment plans to hardship solutions, we partner with our consumers as they attempt to return to financial health. We are committed to dialogue that is honorable and constructive, and hope to play an important and positive role in our consumers’ lives.

Our Strategy

We have implemented a business strategy that emphasizes the following elements:

Extend our knowledge about distressed consumers. We believe our investments in data, analytic tools, and expertise related to both the general and distressed consumer provide us with a competitive advantage. In addition to rigorous data collection practices that take advantage of our unique relationship with distressed consumers, our consumer intelligence program focuses on segmentation, marketing communications, and original research conducted in partnership with experts from both industry and academia. We believe this work will continue to bolster our operational success while fueling our efforts to understand the actions and motivations of our consumer base.

Realize the full strength of our operations in India. We believe that our operations in India will be critical for both our future collections strategy as well as our future growth. Our call center has expanded considerably over the past few years, and we anticipate that this growth will continue. Our attrition rate for experienced account managers in India is approximately 40% per year in an industry where 100% attrition is not uncommon. Moreover, we have expanded our talented work force in India beyond call center operations and are now developing software, managing portions of our IT infrastructure, handling complex analytics, supporting our bankruptcy servicing teams, and processing a large portion of our back-office needs in India. As portfolio prices fluctuate and the complexity of our industry continues to increase, we expect that our operations in India will continue to provide a significant competitive advantage.

Safeguard and promote financial health and literacy. We believe that our interests, and those of the large financial institutions from which we purchase portfolios, are closely aligned with the interests of government agencies seeking to protect consumer rights. Accordingly, we expect to continue investing in infrastructure and processes that support consumer advocacy and financial literacy, while promoting an appropriate balance between corporate and consumer responsibility.

Consider growth opportunities in adjacent businesses and new geographies. We may consider acquisitions of complementary companies to expand into new markets, add capacity to our current business lines, or leverage our knowledge of the distressed consumer. We believe that our existing underwriting and collection processes can be extended to a variety of charged-off consumer receivables. These capabilities may allow us to develop and provide complimentary products or services to specified distressed consumer segments.

Acquisition of Receivables

We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are an appealing partner for these sellers given our financial strength, focus on principled intent, and track record of financial success.

Identify purchase opportunities. We maintain relationships with some of the largest credit grantors and sellers of charged-off consumer receivables in the United States. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for primary issuers and sellers from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our scale of purchasing. Receivable portfolios are sold either through a general auction where the seller requests bids from market participants or through an exclusive negotiation whereby the seller and buyer negotiate the sale privately. The sale transaction can either be for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months with specifically defined volume, frequency and pricing. Typically, these contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. We generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can allow us more precision in forecasting and planning our operational needs.

Evaluate purchase opportunities using account level analytics. Once a portfolio of interest is identified, we obtain detailed information regarding the included accounts, including certain information regarding the consumers themselves. We then purchase additional information related to credit, savings or payment behavior for the consumer we are contemplating purchasing. Our internal modeling team then analyzes this information to determine the expected value of each potential new consumer. Our collection expectations are based on these demographic data, account characteristics, and economic variables, which we use to predict a consumer’s willingness and ability to repay its debt. The expected value of collections for each account is aggregated to calculate an overall value for the portfolio. Additional adjustments are made to account for qualitative factors that may impact the payment behavior of our consumers (such as prior collection activities, or the underwriting approaches of the seller), and servicing related adjustments to ensure our valuations are aligned with our operations.

Formal approval process. Once we have determined the value of the portfolio and have completed our qualitative diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on corporate Internal Rate of Return (“IRR”) objectives or declines to bid. Members of the investment committee include our CEO, CFO, and other members of our senior management team and experts as needed.

We believe long-term success is best pursued by combining a diverse sourcing approach with an account-level scoring methodology and a disciplined evaluation process.

Collection Approach

We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we have acquired. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Throughout our ownership period, we periodically refine this analysis to help determine the most effective collection strategy to pursue for each account. Generally we pursue collection activities on only a fraction of the accounts we purchase, through one or more of our collection channels. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay, from those who we believe are. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments are excluded from our collection process. It is our practice to assess each consumer’s willingness to pay, through analytics, phone calls and/or letters. Despite our efforts to reach consumers and work out a settlement option, only a small number of consumers who we contact choose to engage with us. Those who do are often offered discounts on their obligations, or are presented with payments plans that are intended to suit their needs. However, the majority of consumers we contact ignore our calls and our letters and we must then make the decision about whether to pursue collections through legal means. During 2010, we called approximately 8.6 million unique consumers, of which 1.8 million, or 21%, made contact with us. Similarly, during the same time period, we mailed 8.7 million consumers, of which 3% engaged with us. Throughout our ownership period, we periodically refine our collection approach to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•

Inactive. We strive to use our financial resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote. For example, for accounts where we believe that the consumer is currently unemployed, overburdened by debt, incarcerated, or deceased, no collection method of any sort is assigned.

•	Direct Mail. We develop innovative, low cost mail campaigns offering consumers appropriate discounts to encourage settlement of their accounts.

•

Call Centers. We maintain domestic collection call centers in San Diego, California, Phoenix, Arizona and St. Cloud, Minnesota and an international call center in Gurgaon, India. Each call center consists of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers use a friendly, but firm, approach to further assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. During our new hire training period, we educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

•

Skip Tracing. If a consumer’s phone number proves inaccurate when an account manager calls an account, or if current contact information for a consumer is not available at the time of account purchase, then the account is automatically routed to our skip tracing process. We currently use a number of different skip tracing companies to provide phone numbers and addresses.

•

Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay its obligations. When we decide to refer an account for legal action, we retain law firms that specialize in collection matters in the states where we intend to pursue collections. Prior to engaging a collection firm, we evaluate the firm’s operations, financial condition, and experience, among other key criteria. We rely on the law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts we refer to them and to make the decision about whether or not to pursue collection litigation. The law firms we have hired may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay the law firms a contingency fee based on amounts they collect on our behalf.

•

Third Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingency fee for each dollar collected. Generally, we use these agencies on accounts when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. We also use agencies to initially provide us a way to scale quickly when large purchases are made and as a challenger to our internal call center collection teams. Prior to engaging a collection agency, we evaluate, among other things, those aspects of the agency’s business that we believe are relevant to its performance and compliance with consumer credit laws and regulations.

•

Account Balance Transfer. We may transfer to our credit card partners accounts for which this approach offers the highest opportunity for success. The credit card partners may offer the consumer the opportunity to establish new credit and to transfer the balance onto a new credit card. If the account is transferred we receive an agreed-upon payment.

•

Sale. Beginning in 2010, portfolio sales are not currently part of our strategy. Prior to July 2008, under contractual obligations with Jefferson Capital Systems, LLC, or Jefferson Capital, we sold, on a forward flow basis, all accounts for which the consumer had filed for protection under the United States Bankruptcy Code.

Corporate Compliance and Legal Oversight

Our corporate compliance and legal oversight functions are divided between our legal and financial compliance departments. Our legal department manages regulatory compliance, litigation, corporate transactions, and compliance with our internal ethics policy, while our financial compliance department manages our Sarbanes Oxley 404 compliance, internal audit and Legal Outsourcing audit initiatives.

The legal department is responsible for interpreting and administering our Standards of Business Conduct, which applies to all of our directors, officers, and employees and outlines our commitment to a culture of professionalism and ethical behavior. The Standards promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, compliance with applicable laws, rules and regulations and full and fair disclosure in reports that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us. As described in the Standards, we have also established a toll-free Accounting and Fraud Hotline to allow directors, officers, and employees to report any detected or suspected fraud, misappropriations, or other fiscal irregularities, any good faith concern about our accounting and/or auditing practices, or any other violations of the Standards.

Beyond written policies, one of our core internal goals is the adherence to principled intent as it pertains to all consumer interactions. We believe that it is in our shareholders, and our employees’ best interest to treat all consumers with the highest standards of integrity. Specifically, we have strict policies and a code of ethics which guides all dealings with our consumers. To reinforce existing written policies, we have established a number of quality assurance procedures. Through our Quality Assurance program, our FDCPA training for new account managers and our FDCPA recertification program for continuing account managers, and our Consumer Relations department, we take significant steps to ensure compliance with applicable laws and regulations and seek to promote consumer satisfaction. Our Quality Assurance team aims to enhance the skills of account managers and to drive compliance initiatives through active call monitoring, account manager coaching and mentoring, tracking and distribution of Company-wide best practices. Finally, our Consumer Relations department works directly with consumers to seek to resolve incoming consumer inquiries and to respond to consumer disputes as they may arise.

Information Technology

Technical Infrastructure. Our internal network has been configured to be redundant in all critical functions, at all sites. This backup system has been implemented within the local area network switches, the data center network, and includes our redundant Multiprotocol Label Switching (MPLS) networks. We have the capability to handle high transaction volume in our server network architecture, which can be scaled seamlessly with our future growth plans.

Predictive Dialer Technology. During 2010, we upgraded our predictive dialer technology to accommodate the continued expansion of our call centers. With this upgrade, we expect to have additional call volume capacity and greater efficiency through shorter wait times and an increase in the number of live contacts. We believe this will help maximize account manager productivity and further optimize the yield on our portfolio purchases. We also believe that the use of predictive dialing technology helps us to ensure compliance with certain applicable federal and state laws that restrict the time, place, and manner in which debt collectors can call consumers.

Computer Hardware. We use a robust computer platform to perform our daily operations, including the collection efforts of our global workforce. Because our custom software applications are integrated within our database server environment, we are able to process transaction loads with speed and efficiency. The computer platform offers us reliability and expansion opportunities. Furthermore, this hardware incorporates state of the art data security protection. We back up our data daily, and store copies at a secured off-site location. We also mirror our production data to a remote location to give us full protection in the event of the loss of our primary data center. To ensure the integrity and reliability of our computer platform we periodically engage outside auditors specializing in information technology to examine both our operating systems and disaster recovery plans.

Process Control. To ensure that our entire infrastructure continues to operate efficiently and securely we have developed a strong process and control environment. These controls govern all areas of the enterprise from physical security and virtual security, change management, data protection and segregation of duties.

Ability to Attract and Retain Employees

Of crucial importance to our success is the recruitment and retention of our key employees, account managers, and executive management team. In addition to offering attractive compensation structures for account managers, we may offer employee programs that promote personal and professional goals such as leadership and skills training, tuition assistance in support of continued education, and wellness initiatives that earned us distinction as one of San Diego’s Healthiest Employers in 2010. We believe that these tangible benefits, combined with intangible differentiators, such as a diverse employee base and the prospect of living and working in an extremely temperate climate where our Corporate Headquarters is located, all contribute to a sustainable competitive advantage with respect to recruitment and retention.

Competition

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection companies, financial services companies, and a number of well-funded entrants with limited experience in our industry. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which originating institutions have agreed to transfer charged-off receivables to them in the future, which could restrict those originating institutions from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third-party agency collections and into offering credit card and other financial services as part of their recovery strategy.

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

Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer receivables. The Fair Debt Collection Practices Act (the “FDCPA”) and comparable state statutes establish specific guidelines and procedures which debt collectors must follow when communicating with consumers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. Alongside the FDCPA, the federal laws that apply to our business (in addition to the regulations that relate to these laws) include the following:

• Truth-In-Lending Act	• Credit CARD Act of 2009
• Fair Credit Billing Act	• Gramm-Leach-Bliley Act
• Equal Credit Opportunity Act	• Soldiers and Sailors Act
• Fair Credit Reporting Act • Electronic Funds Transfer Act • U.S. Bankruptcy Code	• Health Insurance Portability and Accountability Act • Dodd-Frank Wall Street Reform and Consumer Protection Act

State laws, among other things, may also limit the interest rate and the fees that a credit originator may impose on our consumers, and also limit the time in which we may file legal actions to enforce consumer accounts.

The relationship between a consumer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we do not issue credit cards, these laws affect some of our operations because the majority of our receivables originate through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the consumers that would reduce or eliminate their obligations under their receivables. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

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

State and federal laws concerning identity theft, privacy, data security, the use of automated dialing equipment and other laws related to consumers and consumer protection, as well as laws applicable to specific types of debt, impose requirements or restrictions on collection methods or our ability to enforce and recover certain of our receivables.

The laws described above, among others, as well as any new or changed laws, rules or regulations, may adversely affect our ability to recover amounts owing with respect to our receivables.

Employees

We are a Delaware corporation incorporated in 1999. As of December 31, 2010, we had approximately 1,900 employees. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

Item 1A—Risk Factors

This section highlights some specific risks affecting our business, operating results and financial condition. The list of risks is not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance.

Risk Factors

We are exposed to risks associated with worldwide financial markets and the global economy.

As a result of the global economic downturn, individual consumers are experiencing high unemployment, a lack of credit availability, and depressed real estate values. Continued financial pressure on the consumer on these fronts could reduce our ability to collect on our purchased consumer receivable portfolios and would adversely affect their value. Further, increased financial pressure on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly.

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

Due to fluctuating prices for consumer receivable portfolios, there has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. The volume of our portfolio purchases will be limited when prices are high, and may or may not increase when portfolio pricing is more favorable to us. We believe our ability to collect on consumer receivable portfolios may be negatively impacted because of current economic conditions, and this may require us to increase our projected return hurdles in calculating prices we are willing to pay for individual portfolios. An increase in portfolio return hurdles may decrease the volume of portfolios we are successful in purchasing. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

We may not be able to purchase receivables at sufficiently favorable prices or terms, or at all.

Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Our profitability also depends on our actual collections on accounts meeting or exceeding our projected collections. There is no assurance as to how long portfolios will be available for purchase on terms acceptable to us, or at all.

The availability of consumer receivable portfolios at favorable prices and on favorable terms depends on a number of factors, including:

•	continued high levels of default in consumer debt;

•	continued sale of receivable portfolios by originating institutions at prevailing price levels;

•	our ability to develop and maintain long-term relationships with key major credit originators;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, and estimate the value of, portfolios;

•	changes in laws and regulations governing consumer lending, bankruptcy and collections; and

•	potential availability of government funding to competing purchasers for the acquisition of account portfolios under various programs intended to serve as an economic stimulus.

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

We may experience losses on portfolios consisting of new types of receivables.

We continually look for opportunities to expand the classes of assets that make up the portfolios we acquire. Therefore, we may acquire portfolios consisting of assets with which we have little or no collection experience. Our lack of experience with new types of receivables may cause us to pay too much for these receivable portfolios, which may substantially hinder our ability to generate profits from such portfolios. Further, our existing methods of collections may prove ineffective for such new receivables, and we may not be able to collect on these portfolios. Our inexperience may have a material and adverse affect on our results of operations.

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

Sellers may deliver portfolios that contain accounts which do not meet our account collection criteria.

In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these receivables to the seller for payment or replacement. However, we cannot guarantee that sellers will be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If sellers deliver portfolios containing too many accounts that do not conform to the terms of the purchase contracts, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations and purchase new portfolios and our future growth and profitability may be materially and adversely affected.

Our failure to purchase sufficient quantities of receivable portfolios or collect sufficient amounts on receivables we own may necessitate workforce reductions, which may harm our business.

Because fixed costs, such as certain personnel costs and lease or other facilities costs, constitute a significant portion of our overhead, we may be required to reduce the number of employees in our collection operations if we do not continually augment the receivable portfolios we service with additional receivable portfolios or collect sufficient amounts on receivables we own for the reasons indicated above. Reducing the number of employees can affect our business adversely due to:

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

We expect that a significant percentage of our portfolio purchases for any given fiscal year may be concentrated with a few large sellers, some of which also may involve forward flow arrangements. For example, in 2010, we purchased 67% of our portfolios from our five top sellers. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace such purchases with purchases from other sellers.

A significant decrease in the volume of purchases available from any of our principal sellers on terms acceptable to us would force us to seek alternative sources of charged-off receivables. We may be unable to find alternative sources from which to purchase charged-off receivables, and even if we could successfully replace such purchases, the search could take time, the receivables could be of lower quality, cost more, or both, any of which could materially adversely affect our financial performance.

The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate.

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

We may incur allowance charges based on the authoritative guidance for loans and debt securities acquired with deteriorated credit quality.

We account for our portfolio revenue in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. The authoritative guidance limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost of accounts receivable acquired, requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet, and freezes the IRR originally estimated when the accounts receivable are purchased for subsequent allowance testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for allowance testing. Since the authoritative guidance does not permit yields to be lowered, there is an increased probability of our having to incur allowance charges in the future, which would negatively impact our results of operations.

Our business of enforcing the collection of purchased receivables is subject to extensive statutory and regulatory oversight, which has increased and may continue to increase.

Laws and regulations applicable to credit card issuers or other debt originators may preclude us from collecting on receivables we purchase, regardless of any act or omission on our part. For instance, we may be precluded from collecting on receivables where the card issuer or originator failed to comply with applicable federal or state laws in generating or servicing the receivables that we have acquired. Because our receivables generally are originated and serviced nationwide, we cannot be certain that the originating lenders have complied with applicable laws and regulations. While our receivable acquisition contracts typically contain provisions indemnifying us for losses owing to the originating institution’s failure to comply with applicable laws and other events, we cannot be certain that any indemnities received from originating institutions will be adequate to protect us from losses on the receivables or liabilities to consumers. Laws relating to debt collections also directly apply to our business. Our failure or the failure of third party agencies and attorneys or the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables or cause us to pay damages to the original consumers, which could reduce our revenues and harm our business.

We sometimes purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collection methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts through available collections methods could materially and adversely affect our results of operations.

In response to the global economic downturn, or otherwise, additional consumer protection or privacy laws, rules and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws, rules and regulations may materially adversely affect our ability to collect on our receivables, which could materially and adversely affect our earnings.

Passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act may increase our operational and compliance costs.

The Dodd-Frank Act contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have. However, if the Dodd-Frank Act and the implementing rules and regulations cause a material increase in our compliance and operating costs or materially inhibit our ability to collect on our receivables, they may have a material adverse impact on our results of operations.

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.

The collections industry is heavily regulated under various federal, state and local laws, rules and regulations. Many states and several cities require that we be licensed as a debt collection company. The Federal Trade Commission, state Attorneys General and other regulatory bodies have the authority to investigate a variety of matters including consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we or our third party collection agencies or law firms fail to comply with applicable laws, rules and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would materially adversely affect us. Furthermore, our ability to collect may be impacted by state laws which require that certain types of account documentation be in our possession prior to the institution of any collection activities. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance.

We are dependent upon third parties to service more than half of our consumer receivable portfolios.

We use outside collection services to collect a substantial portion of our receivables. We are dependent upon the efforts of third-party collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to perform collection services for us adequately or remit such collections to us could materially reduce our revenue and our profitability. In addition, if one or more of those third-party collection agencies or attorneys were to cease operations abruptly, or to become insolvent, such cessation or insolvency could materially reduce our revenue and profitability. Our revenue and profitability could also be materially adversely affected if we were not able to secure replacement third party collection agencies or attorneys or transfer account information to our new third party collection agencies or attorneys or in-house promptly in the event our agreements with our third-party collection agencies and attorneys are terminated. Our revenue and profitability could also be materially adversely affected if our third-party collection agencies or attorneys fail to perform their obligations adequately, or if our relationships with such third-party collection agencies and attorneys otherwise change adversely.

Increases in costs associated with our collections through a network of attorneys can materially raise our costs associated with our collection strategies and the individual lawsuits brought against consumers to collect on judgments in our favor.

We contract with a nationwide network of attorneys that specialize in collection matters. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. Deferred Court Costs represent amounts we believe we will recover from our consumers, in addition to the amounts owed on our consumers’ accounts that we expect to collect. These court costs may be difficult or impossible to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, this may materially and adversely affect our results of operations.

Further, we are increasing our collection activity through our legal channel and as a consequence, due to an increase in Deferred Court Costs, and an increase in costs related to counterclaims, our costs in collecting on these accounts may increase, which may have a material, adverse effect on our results of operations.

Our network of third party agencies and attorneys may not utilize amounts collected on our behalf or amounts we advance for court costs in the manner for which they were intended.

Third party collection agencies and attorneys may receive funds owed to us. We advance court costs to third party attorneys. These third parties may fail to remit amounts owed to us on a timely matter or at all. Further, third party attorneys may misuse all or some of the funds we advance for court costs. Our ability to recoup our funds may be diminished if these third parties become insolvent or enter into bankruptcy proceedings.

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes that we cannot predict. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against the consumers. If we are unable to produce account documents, because the account documents have not been provided by the account’s seller or otherwise, these courts will deny our claims.

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, consumer protection, collections, employment, securities and other laws, and may be subject to awards of substantial damages.

We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class actions under consumer credit, consumer protection, theft, privacy, data security, the use of automated dialing equipment, debt collections, employment, securities and other laws. In addition, we may become subject to regulatory investigations, inquiries and other actions relating to our activities. The litigation and regulatory inquiries in which we are currently engaged or which we may become subject to, could have a material adverse effect on our financial position or results of operations.

Securities class-action litigation has often been filed against companies after a period of volatility in the market price of their stock. Our industry experiences a high volume of litigation, and legal precedents have not been clearly established in many areas applicable to our business. Additionally, employment-related litigation is increasing throughout the country. Defending a lawsuit, regardless of its merit, could be costly and divert management’s attention from the operation of our business. Damage awards or settlements could be significant. All of these factors could have an adverse effect on our business and financial condition.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. For instance, during 2005 we acquired Ascension Capital Group and certain assets of Jefferson Capital. We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. If we do acquire one or more businesses, we may not successfully operate the businesses acquired, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture or profitability. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns, which may materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

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

Further, we are developing a senior management succession plan in order to effectively prepare for changes in our executive officers over time, but there can be no guarantee that the plan will be successful or that we will find appropriate candidates. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

Regulatory, political and economic conditions in India expose us to risk, including loss of business.

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the U.S., and we experience higher employee turnover in our operations in India than is typical in our U.S. locations. The continuation of these trends could result in the loss of the cost savings we sought to achieve by establishing a portion of our collection operations to India. In the past, India has experienced significant inflation and shortages of readily available foreign currency for exchange, and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the economy in India is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material and adverse effect on our business, results of operations and financial condition.

We may not be able to manage our growth effectively, including the expansion of our operations in India.

We have expanded significantly in recent years. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations and financial resources. We cannot be certain that our infrastructure, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. To support our growth and improve our operations, we continue to make investments in infrastructure, facilities and personnel in our operations in the U.S. and in India; however, we cannot be certain that these additional investments will be successful or that our investments will produce profitable results. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

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

Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a consumer’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we typically purchase are generally unsecured, we often would not be able to collect on those receivables. In addition, since we purchase receivables that are seriously delinquent, this is often an indication that many of the consumers from whom we collect would be unable to service their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot be certain that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our results of operations could be materially and adversely affected.

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

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Our corporate headquarters and primary operations facility are located in approximately 57,000 square feet of leased space in San Diego, California.

We lease a facility for our call center located in Phoenix, Arizona with approximately 33,000 square feet of space and a facility for our call center located in St. Cloud, Minnesota with approximately 46,000 square feet of space.

Our leased Ascension facility is located in Arlington, Texas and is approximately 28,600 square feet. This facility serves as our bankruptcy servicing center.

We also lease a facility in Gurgaon, India. The facility in India has approximately 107,500 square feet of space and can accommodate approximately 1,600 employees. Our facility in India serves as a call center, bankruptcy servicing center and administrative offices.

We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace and supplement the facilities as considered appropriate to meet the needs of the individual operations. In this regard, we plan to move certain of our operations to an additional leased facility in San Diego during the coming year to accommodate our anticipated operational needs.

Item 3—Legal Proceedings

On October 18, 2004, Timothy W. Moser, one of our former officers, filed an action in the United States District Court for the Southern District of California against us, and certain individuals, including several of our officers and directors. On February 14, 2005, we were served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in our Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in our Registration Statement on Form S-3, originally filed in May 2004. The amended complaint sought injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On January 19, 2010, the District Court issued an order granting defendants’ summary judgment motions, dismissed all causes of action against all of the defendants and entered judgment in favor of the defendants. On February 12, 2010, Mr. Moser filed a notice of appeal of the judgment. The parties are in the process of briefing their arguments on appeal and no date for oral argument has been set.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time was a significant stockholder of ours, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arose out of the same statements made or alleged to have been made in our Registration Statements referenced above. The amended complaint sought injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to us, and we accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. This action was also dismissed by the District Court on January 19, 2010. Mr. Moser’s February 12, 2010 appeal also challenges this judgment.

We, along with others in our industry, are routinely subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, comparable state statutes and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, and/ or have made inaccurate assertions of fact in support of our collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no clear legal precedent.

In one such action, captioned Brent v. Midland Credit Management, Inc et. al, filed on May 19, 2008, in the United States District Court for the Northern District of Ohio Western Division, the plaintiff, Andrea Brent, has filed a class action counter-claim against our subsidiaries Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleges that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. On February 22, 2010, the District Court denied Plaintiff’s attempts to enlarge the case to include a national class of consumers, and ordered the parties to brief issues relating to whether a statewide class should be certified. On November 4, 2010, the court granted in part, and denied in part, plaintiff’s motion for class certification of a statewide class. On February 10, 2011, the parties reached an agreement in principal to settle this lawsuit on a national class basis, subject to entering into a definitive settlement agreement and obtaining court approval after notice to the class. We have vigorously denied the claims asserted against us in this matter, but have agreed to the proposed settlement to avoid the burden and expense of continued litigation. Subject to Court approval, settlement awards to eligible class members, as well as fees and costs, will be paid from a settlement fund of approximately $5.2 million. If the number of class members who make claims exceeds a certain level, the total settlement could increase to an amount not to exceed $5.7 million. Of this, approximately $3.5 million is expected to be paid with insurance proceeds. We have accrued our portion of the settlement, which resulted in a decrease in net income of approximately $1.0 million and a decrease in fully diluted earnings per share of $0.04 for the year ended December 31, 2010.

We are defending a number of additional class action cases which assert, among other things, affidavit claims similar to those asserted in the Brent litigation. Because of the similarities of the claims, the proposed settlement of the Brent case is expected to resolve the affidavit claims in these other cases.

On November 2, 2010 and December 17, 2010 two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that our subsidiaries violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. We have filed motions to dismiss or stay these cases. Those motions are currently pending.

There are a number of other lawsuits, claims and counterclaims pending or threatened against us. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for damages arising from a variety of alleged misconduct or improper reporting of credit information by us or our employees or agents.

In addition, from time to time, we are subject to various regulatory investigations, inquiries and other actions, relating to our collection activities. These inquiries and other actions include the following:

On January 12, 2011, the Office of the Attorney General of the State of Texas issued a civil investigative demand to us to produce documents in an investigation of our methods of collecting consumer debts in the State of Texas and related topics. We intend to cooperate fully with the Texas Attorney General in response to this subpoena, subject to applicable law.

On January 6, 2010, the Office of the Attorney General of the State of California, the “California Attorney General,” issued a subpoena to us to answer interrogatories and to produce documents in a proceeding entitled In the Matter of the Investigation of Encore Capital Group, Inc., Midland Credit Management, Inc. and Affiliated Persons and Entities concerning our debt collection practices and related topics. We have and intend to continue to cooperate fully with the California Attorney General in response to this subpoena, subject to applicable law.

On December 16, 2009, the Federal Trade Commission, or FTC, issued an order directing us to submit information about our practices in buying and collecting consumer debt, which the FTC intends to use for a study of the debt-buying industry. We are one of nine companies that received such an order from the FTC requesting the production of information for use in the FTC’s study of the industry. The nine companies were described by the FTC as the nation’s largest consumer debt buyers. The order was publicly announced by the FTC on January 5, 2010. We believe that we have cooperated fully with the FTC in connection with its study, subject to applicable law.

Some of the matters pending against us involve potential compensatory, punitive damage claims, fines or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. In certain of these cases, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments or settlements. In accordance with authoritative guidance, we have recorded loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated.

Item 4—(Removed and Reserved)

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”

The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2010
First Quarter	$18.66	$14.65
Second Quarter	$24.09	$16.50
Third Quarter	$22.92	$17.50
Fourth Quarter	$23.67	$16.70

Fiscal Year 2009
First Quarter	$8.43	$2.62
Second Quarter	$14.14	$4.20
Third Quarter	$17.50	$10.30
Fourth Quarter	$19.89	$11.79

The closing price of our common stock on February 1, 2011, was $23.65 per share and there were 17 holders of record, including one representing102 NASD registered broker/dealers.

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the total cumulative stockholder return on our common stock for the period from December 30, 2005 through December 31, 2010, with the cumulative total return of (a) the NASDAQ Index and (b) Asset Acceptance Capital Corp., Asta Funding, Inc. and Portfolio Recovery Associates, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 30, 2005, in our common stock and in each of the comparison indices.

	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010
Encore Capital Group, Inc.	$100.00	$72.62	$55.79	$41.50	$100.29	$135.16
NASDAQ Composite	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
Peer Group	$100.00	$91.86	$75.11	$41.21	$57.61	$84.01

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

Item 6—Selected Financial Data

This table presents selected historical financial data of Encore and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2008, 2007, and 2006 and for the years ended December 31, 2007 and 2006, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2010, and 2009 and for the years ended December 31, 2010, 2009, and 2008, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share and personnel data):

	As of and For The Year Ended December 31,
	2010	2009	2008	2007	2006
Revenue
Revenue from receivable portfolios, net(1)	$364,294	$299,732	$240,802	$241,402	$239,340
Servicing fees and related revenue(2)	17,014	16,687	15,087	12,609	15,800

Total revenue	381,308	316,419	255,889	254,011	255,140

Operating expenses
Salaries and employee benefits	65,767	58,025	58,120	64,153	63,962
Stock-based compensation expense	6,010	4,384	3,564	4,287	5,669
Cost of legal collections	121,085	112,570	96,187	78,636	52,079
Other operating expenses	36,387	26,013	23,652	21,533	22,585
Collection agency commissions	20,385	19,278	13,118	12,411	18,030
General and administrative expenses	31,444	26,920	19,445	17,478	17,310
Depreciation and amortization	3,199	2,592	2,814	3,351	3,894

Total operating expenses	284,277	249,782	216,900	201,849	183,529

Income before other (expense) income and income taxes	97,031	66,637	38,989	52,162	71,611

Other (expense) income
Interest expense	(19,349)	(16,160)	(20,572)	(34,504)	(35,310)
Gain on repurchase of convertible notes, net	—	3,268	4,771	—	—
Other income (expense)	316	(2)	358	1,071	609

Total other expense	(19,033)	(12,894)	(15,443)	(33,433)	(34,701)

Income before income taxes	77,998	53,743	23,546	18,729	36,910
Provision for income taxes	(28,946)	(20,696)	(9,700)	(6,498)	(15,436)

Net income	$49,052	$33,047	$13,846	$12,231	$21,474

Earnings per share:
Basic	$2.05	$1.42	$0.60	$0.53	$0.94
Diluted	$1.95	$1.37	$0.59	$0.52	$0.92

	As of and For The Year Ended December 31,
	2010	2009	2008	2007	2006
Weighted-average shares outstanding:
Basic	23,897	23,215	23,046	22,876	22,754
Diluted	25,091	24,082	23,577	23,386	23,390
Cash flow data:
Cash flows provided by (used in):
Operating activities	$73,451	$76,116	$63,071	$19,610	$38,027
Investing activities	$(142,807)	$(79,171)	$(107,252)	$(95,059)	$(37,190)
Financing activities	$71,873	$1,102	$45,846	$73,334	$2,928
Selected operating data:
Purchases of receivable portfolios, at cost(3)	$361,957	$256,632	$230,278	$208,953	$144,287
Gross collections for the period	$604,609	$487,792	$398,633	$355,193	$337,097
Average active employees for the period(4)	1,563	1,102	913	907	858
Gross collections per average active employee	$387	$443	$436	$392	$393
Consolidated statements of financial condition data:
Cash and cash equivalents	$10,905	$8,388	$10,341	$8,676	$10,791
Investment in receivable portfolios, net	$644,753	$526,877	$461,346	$392,209	$300,348
Total assets	$736,468	$595,159	$549,079	$483,011	$394,673
Total debt	$385,264	$303,075	$303,655	$256,223	$179,010
Total liabilities	$433,771	$352,068	$345,653	$295,576	$222,803
Total stockholders’ equity	$302,697	$243,091	$203,426	$187,435	$171,870

(1)	Includes net allowance charges of $22.2 million, $19.3 million, $41.4 million, $11.2 million and $1.4 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(2)	Includes $16.9 million, $16.7 million, $15.0 million, $12.5 million and $15.7 million in revenue from Ascension for the years ending December 31, 2010, 2009, 2008, 2007 and 2006, respectively.
(3)

Purchase price includes a $10.3 million, $5.6 million, $11.7 million and $10.6 million allocation of our forward flow asset for 2009, 2008, 2007 and 2006, respectively. In July 2008, we ceased forward flow purchases from Jefferson Capital due to an alleged breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. In September 2009, we settled our dispute with Jefferson Capital. As part of the settlement, we purchased a receivable portfolio and applied the remaining forward flow asset to that purchase.

(4)

Excludes employees of Ascension and employees in India supporting Ascension, which averaged approximately 191, 125, 116, 133 and 184, for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in this Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Introduction

We are a leader in consumer debt buying and recovery. We purchase portfolios of defaulted consumer receivables at deep discounts to face value based on robust, account-level valuation methods, and employ a suite of proprietary statistical and behavioral models when building account collection strategies. We use a variety of operational channels to maximize our collections from the portfolios that we purchase, including seeking to partner with individuals as they repay their obligations and work toward financial recovery. In addition, we provide bankruptcy support services to some of the largest companies in the financial services industry through our wholly owned subsidiary Ascension.

While seasonality does not have a material impact on our business, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters and slowest in the fourth calendar quarter. Higher relative collections in the first quarter could result in a lower cost-to-collect ratio compared to the fourth quarter, as our fixed costs would be constant and applied against a larger collection base. The seasonal impact on our business may be influenced by our purchasing levels, the types of portfolios we purchase and our operating strategies.

Collection seasonality can also impact our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (like the 4th calendar quarter), revenue as a percentage of collections can be higher than in quarters with higher collections (like the 1st calendar quarter).

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher, as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with stronger collections and higher costs (like the 1st calendar quarter), all else being equal, earnings could be lower than in quarters with slower collections and lower costs (like the 4th calendar quarter).

Market Overview

While there has been improvement in macroeconomic indicators during 2010, including stronger manufacturing and corporate profit metrics, a broad economic recovery has yet to fully materialize for the U.S. consumer. Minimal job growth, uncertainty over state and federal taxes and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels. Within the credit card space, we see mixed signals. Although charge-off rates remain at historic highs, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosures, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic volatility through 2010, most of our internal collection metrics were consistent with, or better than, what we observed in 2008 and 2009. To illustrate, payer rates and average payment size, adjusted for changes in the mix of settlements-in-full versus payment plans, remained constant. However, more of our consumers are opting to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

The rate at which consumers are honoring their obligations and completing their payment plans has increased in 2010 when compared to 2009. We believe this is the result of two factors: our commitment to partner effectively with consumers during their recovery process and the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case and in those instances where we are unable to do so, we experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis – Revenue” below for a more detailed explanation of the provision for portfolio allowances.

Throughout the credit crisis, we strategically invested in receivable portfolio as credit card charge-offs increased to historic levels and we believe that some of our competitors were (i) caught owning receivables with low yields as a result of purchasing certain portfolios at elevated pricing levels between 2005 and 2008 and (ii) faced with constrained access to capital to fund portfolio purchases due to depressed capital markets. These dynamics resulted in a supply-demand gap that dramatically reduced pricing of available portfolios, beginning in early 2009. For example, prices for freshly charged-off assets (i.e., receivables sold within thirty days of charge-off by the credit issuers) declined from a range of 8% – 13% in 2008 to a range of 5% – 9% in 2009 and early 2010. Similar price reductions were apparent across a broad range of defaulted consumer receivable asset classes (including credit cards and other consumer loans), balance ranges and ages. After such a dramatic decline, pricing has started to increase, but remains favorable when compared to 2005 through 2008 levels. In response to the price declines in 2009 and early 2010, some issuers opted not to sell all of their receivable portfolio and instead, pursued internal liquidation strategies or partnered with third party agencies. We believe that as pricing increases, these issuers will sell a greater percentage of their charged-off portfolios.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivables portfolios we purchased for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Credit card	$341,910	$256,632	$201,315
Consumer bankruptcy receivables(1)	12,205	—	—
Telecom	7,842	—	28,963

	$361,957	$256,632	$230,278

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the year ended December 31, 2010, we invested $362.0 million for portfolios, primarily for charged-off credit card, bankruptcy and telecom portfolios, with face values aggregating $10.9 billion for an average purchase price of 3.3% of face value. This is a $105.4 million increase, or 41.0%, in the amount invested, compared with the $256.6 million invested during the year ended December 31, 2009, to acquire portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $6.5 billion for an average purchase price of 4.0% of face value. Included in our 2010 purchases was a $45.6 million, one-time, large portfolio purchase from one seller in December 2010.

During the year ended December 31, 2009, we invested $256.6 million to acquire portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $6.5 billion for an average purchase price of 4.0% of face value. This is a $26.4 million increase, or 11.4%, in the amount invested, compared with the $230.3 million invested during the year ended December 31, 2008, to acquire portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $6.6 billion for an average purchase price of 3.5% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.

Collections by Channel

During 2010, 2009 and 2008, we utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Year Ended December 31,
	2010	2009	2008
Collection sites	$268,205	$185,789	$157,077
Legal collections	266,762	232,667	193,201
Collection agencies	68,042	62,653	34,736
Sales	—	6,677	12,550
Other	1,600	6	1,069

	$604,609	$487,792	$398,633

Gross collections increased $116.8 million, or 23.9%, to $604.6 million during the year ended December 31, 2010, from $487.8 million during the year ended December 31, 2009, primarily due to increased portfolio purchases throughout the year.

Gross collections increased $89.2 million, or 22.4%, to $487.8 million during the year ended December 31, 2009, from $398.6 million during the year ended December 31, 2008, primarily due to increased portfolio purchases throughout the year.

Results of Operations

Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2010		2009		2008
Revenue
Revenue from receivable portfolios, net	$364,294	95.5%	$299,732	94.7%	$240,802	94.1%
Servicing fees and related revenue	17,014	4.5%	16,687	5.3%	15,087	5.9%

Total revenue	381,308	100.0%	316,419	100.0%	255,889	100.0%

Operating expenses
Salaries and employee benefits	65,767	17.2%	58,025	18.4%	58,120	22.7%
Stock-based compensation expense	6,010	1.6%	4,384	1.4%	3,564	1.4%
Cost of legal collections	121,085	31.8%	112,570	35.6%	96,187	37.6%
Other operating expenses	36,387	9.5%	26,013	8.2%	23,652	9.2%
Collection agency commissions	20,385	5.4%	19,278	6.1%	13,118	5.1%
General and administrative expenses	31,444	8.2%	26,920	8.5%	19,445	7.6%
Depreciation and amortization	3,199	0.8%	2,592	0.8%	2,814	1.1%

Total operating expenses	284,277	74.5%	249,782	79.0%	216,900	84.7%

Income before other (expense) income and income taxes	97,031	25.5%	66,637	21.0%	38,989	15.3%

Other (expense) income
Interest expense	(19,349)	(5.1)%	(16,160)	(5.1)%	(20,572)	(8.0)%
Gain on repurchase of convertible notes, net	—	0.0%	3,268	1.0%	4,771	1.8%
Other income (expense)	316	0.1%	(2)	0.0%	358	0.1%

Total other expense	(19,033)	(5.0)%	(12,894)	(4.1)%	(15,443)	(6.1)%

Income before income taxes	77,998	20.5%	53,743	16.9%	23,546	9.2%
Provision for income taxes	(28,946)	(7.6)%	(20,696)	(6.5)%	(9,700)	(3.8)%

Net income	$49,052	12.9%	$33,047	10.4%	$13,846	5.4%

Comparison of Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2010					As of December 31, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$10,590	$9,689	91.5%	$901	2.5%	$—	—
2002	417	—	0.0%	417	0.0%	—	—
2003	3,215	759	23.6%	1,829	0.2%	—	—
2004	7,799	2,822	36.2%	1,553	0.7%	1,166	6.6%
2005	27,034	16,301	60.3%	(2,750)	4.2%	17,315	5.6%
2006	26,185	21,592	82.5%	(9,605)	5.6%	28,890	5.1%
2007	70,569	44,689	63.3%	(4,527)	11.6%	38,302	7.5%
2008	126,496	78,579	62.1%	(10,027)	20.3%	99,802	5.1%
2009	206,360	135,096	65.5%	—	35.0%	147,830	6.4%
2010	125,729	76,976	61.2%	—	19.9%	311,448	4.2%

Total	$604,394	$386,503	63.9%	$(22,209)	100.0%	$644,753	5.1%

	Year Ended December 31, 2009					As of December 31, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$8,927	$8,927	100.0%	$—	2.8%	$—	—
2002	2,831	903	31.9%	1,254	0.3%	—	—
2003	8,021	5,932	74.0%	59	1.9%	629	31.4%
2004	11,363	6,922	60.9%	(629)	2.1%	4,600	8.1%
2005	41,948	26,332	62.8%	(2,192)	8.2%	30,804	5.6%
2006	44,554	31,864	71.5%	(4,622)	10.0%	44,030	5.1%
2007	111,116	64,045	57.6%	(6,357)	20.1%	68,739	5.8%
2008	162,846	112,657	69.2%	(6,823)	35.3%	157,807	5.0%
2009	95,852	61,460	64.1%	—	19.3%	220,268	4.4%

Total	$487,458	$319,042	65.5%	$(19,310)	100.0%	$526,877	5.0%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

Total revenue was $381.3 million for the year ended December 31, 2010, an increase of $64.9 million, or 20.5%, compared to total revenue of $316.4 million for the year ended December 31, 2009. Portfolio revenue was $364.3 million for the year ended December 31, 2010, an increase of $64.6 million, or 21.5%, compared to portfolio revenue of $299.7 million for the year ended December 31, 2009. The increase in portfolio revenue for the year ended December 31, 2010, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010, we recorded a net portfolio allowance provision of $22.2 million, compared to a net portfolio allowance provision of $19.3 million in the prior year. The portfolio allowances for the years ended December 31, 2010 and 2009 were largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasted collections, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressures on our consumers due to a weakened economy, changes in internal operating strategies, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees was $16.9 million for the year ended December 31, 2010, an increase of $0.2 million, or 1.9%, compared to revenue of $16.7 million for the year ended December 31, 2009.

Operating Expenses

Total operating expenses were $284.3 million for the year ended December 31, 2010, an increase of $34.5 million, or 13.8%, compared to total operating expenses of $249.8 million for the year ended December 31, 2009.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $7.8 million, or 13.3%, to $65.8 million during the year ended December 31, 2010, from $58.0 million during the year ended December 31, 2009. The increase was primarily the result of an additional $9.4 million in payroll related expenses due to increased headcount to support our growth, offset by a $1.6 million decrease in our self-insured health care costs due to our successful wellness programs and to fewer catastrophic claims compared to the prior year.

Stock-based compensation expenses

Stock-based compensation increased $1.6 million, or 37.1%, to $6.0 million during the year ended December 31, 2010, from $4.4 million during the year ended December 31, 2009. This increase was primarily attributable to awards granted to our senior management team in the year ended December 31, 2010 and the higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections increased $8.5 million, or 7.6%, to $121.1 million during the year ended December 31, 2010, compared to $112.6 million during the year ended December 31, 2009. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase in commissions paid on increased collections through our legal channel, partially offset by a decrease in court cost expense. For the year ended December 31, 2010, we paid commissions of $76.2 million, or 28.6%, on legal collections of $266.8 million, compared to commissions of $66.5 million, or 28.6%, on legal collections of $232.7 million for the year ended December 31, 2009. Court cost expense decreased to $42.5 million for the year ended December 31, 2010, compared to $43.6 million for the year ended December 31, 2009. This decrease was due to the effect of our change in accounting estimate of Deferred Court Costs effective October 1, 2010, as discussed in more detail in “Change in Accounting Estimate” under “Critical Accounting Policies,” which reduced our court cost expense by $2.8 million. This decrease was offset by additional expense related to the increase of $10.7 million in court costs advanced in the year ended December 31, 2010, compared to the year ended December 31, 2009. Accordingly, court cost expense decreased to 15.9% as a percent of legal collections for the year ended December 31, 2010, compared to 18.7% of legal collections for the year ended December 31, 2009. As a result, the cost of legal collections, as a percent of gross collections through this channel, decreased to 45.4% for the year ended

December 31, 2010 from 48.4% for the year ended December 31, 2009. See Note 5 “Deferred Court Costs” in our consolidated financial statements for further information on the effect of the change in accounting estimate related to Deferred Court Costs.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Year Ended December 31,
	2010		2009
Collections	$266,762	100.0%	$232,667	100.0%

Court costs advanced	$74,758	28.0%	$64,047	27.5%
Court costs deferred	(32,247)	(12.1)%	(22,169)	(9.5)%
Deferred court costs reversal(1)	—	0.0%	1,714	0.7%

Court cost expense(2)	42,511	15.9%	43,592	18.7%
Other(3)	2,403	0.9%	2,444	1.1%
Commissions	76,171	28.6%	66,534	28.6%

Total Costs	$121,085	45.4%	$112,570	48.4%

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

Other operating expenses

Other operating expenses increased $10.4 million, or 39.9%, to $36.4 million during the year ended December 31, 2010, from $26.0 million during the year ended December 31, 2009. The increase was primarily the result of an increase of $2.6 million in direct mail campaign expenses, an increase of $1.7 million in media-related expenses, an increase of $1.9 million in telephone expenses, an increase of $1.1 million in telephone number tracing expenses and a net increase in various other operating expenses of $3.1 million, all to support our growth.

Collection agency commissions

During the year ended December 31, 2010, we incurred $20.4 million in commissions to third party collection agencies, or 30.0% of the related gross collections of $68.0 million, compared to $19.3 million in commissions, or 30.8% of the related gross collections of $62.7 million during the year ended December 31, 2009. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the year ended December 31, 2010, we collected more freshly charged-off accounts with our agencies as compared to the prior year.

General and administrative expenses

General and administrative expenses increased $4.5 million, or 16.8%, to $31.4 million during the year ended December 31, 2010, from $26.9 million during the year ended December 31, 2009. The increase was primarily the result of an increase of $4.1 million in legal settlements, an increase of $0.4 million in consulting fees, an increase of $1.4 million in system maintenance costs and a net increase in other general and administrative expenses of $3.8 million. The increase was offset by a decrease of $5.2 million in corporate legal expenses due to incurring significant legal expenses in 2009 in connection with our settled arbitration with Jefferson Capital.

Depreciation and amortization

Depreciation and amortization expense increased $0.6 million, or 23.4%, to $3.2 million during the year ended December 31, 2010, from $2.6 million during the year ended December 31, 2009. The increase was primarily due to increased depreciation expenses resulted from our acquisition of fixed assets in the current and prior years.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2010					2009
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$268,205	$25,350	(1)	9.5%	4.2%	$185,789	$22,912	(1)	12.3%	4.7%
Legal networks	266,762	121,085		45.4%	20.0%	232,667	112,570		48.4%	23.1%
Collection agency outsourcing	68,042	20,385		30.0%	3.4%	62,653	19,278		30.8%	4.0%
Sales and other	1,600	—		—	—	6,683	—		—	—
Other indirect costs(2)	—	97,119		—	16.1%	—	77,420		—	15.8%

Total	$604,609	$263,939	(3)		43.7%	$487,792	$232,180	(3)		47.6%

(1)	Represents only account manager salaries, variable compensation and employee benefits.
(2)	Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.
(3)

Represents all operating expenses excluding stock-based compensation expense and bankruptcy servicing operating expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses in the table below.

During the year ended December 31, 2010, cost per dollar collected decreased by 390 basis points to 43.7% of gross collections from 47.6% of gross collections during the year ended December 31, 2009. This decrease was primarily due to several factors, including:

•

The cost from our collection sites, which includes account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.2% for the year ended December 31, 2010 from 4.7% for the year ended December 31, 2009 and, as a percentage of our site collections, decreased to 9.5% for the year ended December 31, 2010 from 12.3% for the year ended December 31, 2009. The decrease was primarily due to the growth of our collection workforce in India.

•

The cost of legal collections as a percent of total collections decreased to 20.0% for the year ended December 31, 2010 from 23.1% for the year ended December 31, 2009 and, as a percentage of legal collections, decreased to 45.4% in the year ended December 31, 2010 from 48.4% for the year ended December 31, 2009. The decreases were primarily due to the effect of our change in accounting estimate of Deferred Court Costs effective October 1, 2010, as discussed in more detail in “Change in Accounting Estimate” under “Critical Accounting Policies” which reduced our court cost expense by $2.8 million. Additionally, as we refine our analytics and increase our ability to model consumer behavior, we have been able to be more precise about where to use the legal channel, which has enabled us to reduce our cost expenditure without negatively impacting collections.

•

The cost of collection agency commissions, as a percentage of total collections, decreased to 3.4% for the year ended December 31, 2010 from 4.0% for the year ended December 30, 2009. The cost in collection agency commissions, as a percentage of channel collections, decreased to 30.0% for the year ended December 31, 2010 from 30.8% for the year ended December 31, 2009. This decrease was the result of a change in the mix of accounts placed into this channel. Freshly charged-off accounts have a lower commission rate than accounts that have been charged-off for a longer period of time. During the year ended December 31, 2010, we collected more freshly charged-off accounts with our agencies as compared to the prior year.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, from 15.8% for the year ended December 31, 2009, to 16.1% for the year ended December 31, 2010. These costs include non- collection salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors including increases in corporate settlements and increases in headcount and general and administrative expenses to support our growth.

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses (in thousands):

	Years Ended December 31,
	2010	2009
GAAP total operating expenses, as reported	$284,277	$249,782
Stock-based compensation expense	(6,010)	(4,384)
Bankruptcy servicing operating expenses	(14,328)	(13,218)

Expansion in India

Due to the continued strong performance of our team in India and our ability to reduce our overall site cost- to-collect through the expansion of our offshore collection efforts, we have entered into a lease for additional space in India. This space is located adjacent to our current site in Gurgaon, India and will allow us to expand our account manager headcount throughout 2011.

Interest expense

The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2010	2009	$ Change	% Change
Stated interest on debt obligations	$15,667	$12,080	$3,587	29.7%
Amortization of loan fees and other loan costs	1,669	1,179	490	41.6%
Amortization of debt discount—convertible notes	2,013	2,901	(888)	(30.6)%

Total interest expense	$19,349	$16,160	$3,189	19.7%

Stated interest on debt obligations increased $3.6 million during the year ended December 31, 2010, compared to the prior year, primarily due to higher interest rates and increases in amounts borrowed under our revolving credit facility to fund our purchases of receivable portfolios and for general working capital needs.

Other income and expense

During the year ended December 31, 2010, total other income was $0.3 million, compared to a total other expense of less than $0.1 million for the year ended December 31, 2009. The other income of $0.3 million during the year ended December 31, 2010 was primarily attributable to a $0.3 million gain recognized in connection with the early termination of a contract.

Provision for income taxes

During the year ended December 31, 2010, we recorded an income tax provision of $28.9 million, reflecting an effective rate of 37.1% of pretax income. The effective tax rate for the year ended December 31, 2010 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.7%, a 0.6% beneficial adjustment to federal taxes payable as a result of state tax true ups and a benefit for the effect of permanent book versus tax differences of 1.7%.

During the year ended December 31, 2009, we recorded an income tax provision of $20.7 million, reflecting an effective rate of 38.5% of pretax income. The effective tax rate for the year ended December 31, 2009 primarily consisted of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, a 1.0% beneficial adjustment to federal taxes payable as a result of state tax rate changes and a benefit for the effect of permanent book versus tax differences of 0.2%.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2009					As of December 31, 2009
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$8,927	$8,927	100.0%	$—	2.8%	$—	—
2002	2,831	903	31.9%	1,254	0.3%	—	—
2003	8,021	5,932	74.0%	59	1.9%	629	31.4%
2004	11,363	6,922	60.9%	(629)	2.1%	4,600	8.1%
2005	41,948	26,332	62.8%	(2,192)	8.2%	30,804	5.6%
2006	44,554	31,864	71.5%	(4,622)	10.0%	44,030	5.1%
2007	111,116	64,045	57.6%	(6,357)	20.1%	68,739	5.8%
2008	162,846	112,657	69.2%	(6,823)	35.3%	157,807	5.0%
2009	95,852	61,460	64.1%	—	19.3%	220,268	4.4%

Total	$487,458	$319,042	65.5%	$(19,310)	100.0%	$526,877	5.0%

	Year Ended December 31, 2008					As of December 31, 2008
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$9,606	$9,606	100.0%	$—	3.4%	$—	—
2002	5,511	4,015	72.9%	360	1.4%	681	29.1%
2003	13,874	12,129	87.4%	15	4.3%	2,666	30.7%
2004	19,117	15,121	79.1%	(7,037)	5.4%	9,675	8.3%
2005	66,675	46,115	69.2%	(17,892)	16.3%	48,613	5.6%
2006	70,743	47,922	67.7%	(11,442)	17.0%	61,368	5.1%
2007	145,271	92,928	64.0%	(5,404)	32.9%	122,215	5.2%
2008	67,506	54,366	80.5%	—	19.3%	216,128	4.9%

Total	$398,303	$282,202	70.9%	$(41,400)	100.0%	$461,346	5.4%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

Total revenue was $316.4 million for the year ended December 31, 2009, an increase of $60.5 million, or 23.7%, compared to total revenue of $255.9 million for the year ended December 31, 2008. Portfolio revenue was $299.7 million for the year ended December 31, 2009, an increase of $58.9 million, or 24.5%, compared to portfolio revenue of $240.8 million for the year ended December 31, 2008. The increase in portfolio revenue for the year ended December 31, 2009, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 31, 2009, we recorded a net portfolio allowance provision of $19.3 million, compared to a net portfolio allowance provision of $41.4 million in the prior year. The net provision for portfolio allowances for the year ended December 31, 2009 was largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasted collections, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressures on the consumer due to a weak economy, changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level. The net portfolio allowance provision of $41.4 million for the year ended December 31, 2008 was primarily due to a shortfall in collections in certain pool groups against our forecast, primarily our 2004 through 2007 vintages. We believe that this was the result of broadening pressure on our consumers due to a weakening economy as well as to particular challenges we experienced in collecting on certain portfolios.

Revenue associated with bankruptcy servicing fees was $16.7 million for the year ended December 31, 2009, an increase of $1.6 million, or 10.6%, compared to revenue of $15.1 million for the year ended December 31, 2008. The increase in Ascension revenue was due to a higher volume of bankruptcy placements in 2009.

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

Cost of legal collections

The cost of legal collections increased $16.4 million, or 17.0%, to $112.6 million during the year ended December 31, 2009, compared to $96.2 million during the year ended December 31, 2008. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase in commissions paid on increased collections through our legal channel and an increase in court cost expense. For the year ended December 31, 2009, we paid commissions of $66.5 million, or 28.6%, on legal collections of $232.7 million, compared to commissions of $55.5 million, or 28.7%, on legal collections of $193.2 million for the year ended December 31, 2008. Court costs advanced for the year ended December 31, 2009 amounted to $64.0 million, compared to $63.8 million for the year ended December 31, 2008. Court costs expensed increased to $43.6 million, but decreased to 18.7% as a percent of collections, for the year ended December 31, 2009, compared to $38.5 million, or 19.9% of collections, for the year ended December 31, 2008, due to a decrease in our court cost recovery rate. As a result, the cost of legal collections, as a percent of gross collections through this channel, decreased to 48.4% for the year ended December 31, 2009 from 49.8% for the year ended December 31, 2008.

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

Other operating expenses

Other operating expenses increased $2.3 million, or 10.0%, to $26.0 million during the year ended December 31, 2009, from $23.7 million during the year ended December 31, 2008. The increase was primarily the result of an increase of $0.7 million in telephone expenses, an increase of $0.5 million in telephone number tracing expenses, an increase of $0.5 million in direct mail campaign expenses, an increase of $0.5 million in media-related expenses and a net increase in various other operating expenses of $0.2 million.

Collection agency commissions

During the year ended December 31, 2009, we incurred $19.3 million in commissions to third party collection agencies, or 30.8% of the related gross collections of $62.7 million, compared to $13.1 million in commissions, or 37.8% of the related gross collections of $34.8 million during the year ended December 31, 2008. The increase in commissions was due to the increase in collections through this channel, offset by a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. During the year ended December 31, 2009, our agencies collected more from freshly charged-off accounts as compared to the prior year.

General and administrative expenses

General and administrative expenses increased $7.5 million, or 38.4%, to $26.9 million during the year ended December 31, 2009, from $19.4 million during the year ended December 31, 2008. The increase was primarily the result of an increase of $5.3 million in corporate legal expenses related primarily to our settled Jefferson Capital arbitration and other ongoing litigation, an increase of $1.2 million in corporate settlements, an increase of $0.9 million in building rent related to our expansion in India and a net increase in other general and administrative expenses of $0.1 million.

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

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2009					2008
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$185,789	$22,912	(1)	12.3%	4.7%	$157,077	$25,267	(1)	16.1%	6.3%
Legal networks	232,667	112,570		48.4%	23.1%	193,201	96,187		49.8%	24.1%
Collection agency outsourcing	62,653	19,278		30.8%	4.0%	34,736	13,118		37.8%	3.3%
Sales and other	6,683	—		—	—	13,619	—		—	—
Other indirect costs(2)	—	77,420		—	15.8%	—	65,395		—	16.5%

Total	$487,792	$232,180	(3)		47.6%	$398,633	$199,967	(3)		50.2%

(1)	Represents only account manager salaries, variable compensation and employee benefits.
(2)	Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.
(3)

Represents all operating expenses excluding stock-based compensation expense and bankruptcy servicing operating expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses in the table below.

During the year ended December 31, 2009, cost per dollar collected decreased by 260 basis points to 47.6% of gross collections from 50.2% of gross collections during the year ended December 31, 2008. This decrease was primarily due to several factors, including:

•

The cost of legal collections increased in total dollars but decreased as a percent of total collections to 23.1% from 24.1% and, as a percentage of legal collections, decreased to 48.4% from 49.8%. The dollar increase is primarily due to an increase in collections through this channel. The decrease in the percentage is primarily due to commissions and court cost expense growing at a rate slower than total collections.

•

Account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.7% from 6.3% and, as a percentage of our site collections, decreased to 12.3% from 16.1%. The decrease is primarily due to a shift in our collection workforce from the United States to India and a change in our compensation plan structure in the United States.

•

Other costs not directly attributable to specific channel collections, including non-collection salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization, decreased as a percentage of total collection to 15.8% from 16.5%. This decrease is primarily due to the increased leverage of spreading our non direct collection costs over a larger pool of collections. The dollar increase is due to several factors including increases in corporate legal expense related primarily to our settled Jefferson Capital arbitration and other ongoing litigation, an increase in corporate settlements and other increases to support our growth.

The decrease in cost per dollar collected was offset by an increase in collection agency commissions, as a percentage of total collections, to 4.0% from 3.3%. The increase in the percentage of commissions to total collections is due to collection agency collections growing at a rate faster than total collections, offset by a decline in the commission rate due to our agencies collecting more from freshly charged-off accounts during the year ended December 31, 2009 than they did during the year ended December 31, 2008. Freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time. This resulted in a decline in cost per dollar collected in this channel from 37.8% to 30.8%.

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses (in thousands):

	Years Ended December 31,
	2009	2008
GAAP total operating expenses, as reported	$249,782	$216,900
Stock-based compensation expense	(4,384)	(3,564)
Bankruptcy servicing operating expenses	(13,218)	(13,369)

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

Gain on repurchase of convertible notes, net

During the year ended December 31, 2009, we repurchased $28.5 million principal amount of our outstanding convertible notes, for a total price of $22.3 million, plus accrued interest. The repurchases left $42.9 million principal amount of our convertible notes outstanding as of December 31, 2009. These repurchases resulted in a pre-tax gain of $3.5 million, which was partially offset by a $0.2 million write-off of the debt issuance costs related to the portions of the convertible notes repurchased. The net gain of $3.3 million was recognized in our consolidated statement of operations for the year ended December 31, 2009.

Other income and expense

During the year ended December 31, 2009, total other expense was less than $0.1 million, compared to $0.4 million for the year ended December 31, 2008. The other income of $0.4 million during the year ended December 31, 2008 was primarily attributable to a $0.3 million gain recognized in connection with the early termination of a contract.

Provision for income taxes

During the year ended December 31, 2009, we recorded an income tax provision of $20.7 million, reflecting an effective rate of 38.5% of pretax income. The effective tax rate for the year ended December 31, 2009 primarily consisted of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, a 1.0% beneficial adjustment to federal taxes payable as a result of state tax rate changes and a benefit for the effect of permanent book versus tax differences of 0.2%.

During the year ended December 31, 2008, we recorded an income tax provision of $9.7 million, reflecting an effective rate of 41.2% of pretax income. The effective tax rate for the year ended December 31, 2008, primarily consisted of a provision for federal income taxes of 32.3% (which is net of a benefit for state taxes of 2.7%), a blended provision for state taxes of 7.8%, a 1.2% adjustment to federal taxes payable as a result of state tax rate changes and a benefit for the effect of permanent book versus tax differences of 0.1%.

The overall income tax rate for the year ended December 31, 2009, decreased to 38.5% from 41.2% for the year ended December 31, 2008. This decrease was primarily due to a net state effective tax rate decrease in 2009, the release of a tax reserve and a true-up of certain tax amounts.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through December 31, 2010
			<2004	2004	2005	2006	2007	2008	2009	2010	Total(2)	CCM(3)
<2004	$284,159	(4)	$517,451	$192,940	$144,775	$109,379	$50,708	$26,777	$16,345	$11,924	$1,070,299	3.8
2004	101,320		—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	247,243	2.4
2005	192,585		—	—	66,491	129,809	109,078	67,346	42,387	27,210	442,321	2.3
2006	141,031		—	—	—	42,354	92,265	70,743	44,553	26,201	276,116	2.0
2007	204,278		—	—	—	—	68,048	145,272	111,117	70,572	395,009	1.9
2008	227,897		—	—	—	—	—	69,049	165,164	127,799	362,012	1.6
2009	253,479		—	—	—	—	—	—	96,529	206,773	303,302	1.2
2010	358,491		—	—	—	—	—	—	—	125,853	125,853	0.4

Total	$1,763,240		$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$3,222,155	1.8

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2010, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2010 – collections as a multiple of purchase price.
(4)	From inception through December 31, 2003.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2004	$284,159	(3)	$1,070,299	$1,028	$1,071,327	3.8
2004	101,320		247,243	1,679	248,922	2.5
2005	192,585		442,321	26,914	469,235	2.4
2006	141,031		276,116	54,008	330,124	2.3
2007	204,278		395,009	93,862	488,871	2.4
2008	227,897		362,012	204,134	566,146	2.5
2009	253,479		303,302	344,994	648,296	2.6
2010	358,491		125,853	662,193	788,046	2.2

Total	$1,763,240		$3,222,155	$1,388,812	$4,610,967	2.6

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.
(2)	Cumulative collections from inception through December 31, 2010, excluding collections on behalf of others.
(3)	From inception through December 31, 2003.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2011	2012	2013	2014	2015	2016	2017	Total
<2004(1)	$1,028	$—	$—	$—	$—	$—	$—	$1,028
2004	1,679	—	—	—	—	—	—	1,679
2005	19,968	6,929	17	—	—	—	—	26,914
2006	25,415	19,293	9,300	—	—	—	—	54,008
2007	45,021	27,779	15,735	5,327	—	—	—	93,862
2008	88,831	55,309	34,482	18,901	6,611	—	—	204,134
2009	149,054	101,057	49,907	27,099	13,069	4,808	—	344,994
2010	209,299	199,635	115,828	67,621	39,291	21,796	8,723	662,193

Total	$540,295	$410,002	$225,269	$118,948	$58,971	$26,604	$8,723	$1,388,812

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2010	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2004	$1,166	$101,320	1.2%	0.2%
2005	17,315	192,585	9.0%	2.7%
2006	28,890	141,031	20.5%	4.5%
2007	38,302	204,278	18.7%	5.9%
2008	99,802	227,897	43.8%	15.5%
2009	147,830	253,479	58.3%	22.9%
2010	311,448	358,491	86.9%	48.3%

Total	$644,753	$1,479,081	43.6%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Year Ended December 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	361,957	—	—	361,957
Gross collections(1)	(593,749)	(55)	(10,590)	(604,394)
Put-backs and recalls	(3,981)	—	—	(3,981)
Revenue recognized(2)	376,814	—	9,689	386,503
(Portfolio allowances) portfolio allowance reversals, net	(22,654)	(456)	901	(22,209)

Balance, end of period	$644,753	$—	$—	$644,753

Revenue as a percentage of collections(3)	63.5%	0.0%	91.5%	63.9%

	Year Ended December 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	256,632	—	—	256,632
Gross collections(1)	(478,253)	(237)	(8,968)	(487,458)
Put-backs and recalls	(3,371)	—	(4)	(3,375)
Revenue recognized(2)	310,116	—	8,926	319,042
(Portfolio allowances) portfolio allowance reversals, net	(19,356)	—	46	(19,310)

Balance, end of period	$526,366	$511	$—	$526,877

Revenue as a percentage of collections(3)	64.8%	0.0%	99.5%	65.4%

	Year Ended December 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	230,278	—	—	230,278
Gross collections(1)	(388,110)	(587)	(9,606)	(398,303)
Put-backs and recalls	(3,330)	(310)	—	(3,640)
Revenue recognized(2)	272,596	—	9,606	282,202
(Portfolio allowances) portfolio allowance reversals, net	(41,400)	—	—	(41,400)

Balance, end of period	$460,598	$748	$—	$461,346

Revenue as a percentage of collections(3)	70.2%	0.0%	100.0%	70.9%

(1)	Does not include amounts collected on behalf of others.
(2)	Includes retained interest.
(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowance or net portfolio allowance reversals.

As of December 31, 2010, we had $644.8 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2011	$199,746
2012	205,533
2013	118,604
2014	63,227
2015	32,957
2016	17,279
2017	7,407

Total	$644,753

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Year Ended December 31,
	2010	2009	2008
Collection sites	$268,205	$185,789	$157,077
Legal collections	266,762	232,667	193,201
Collection agencies	68,042	62,653	34,736
Sales	—	6,677	12,550
Other	1,600	6	1,069

	$604,609	$487,792	$398,633

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections
	Year Ended December 31,
	2010		2009		2008
Collections	$266,762	100.0%	$232,667	100.0%	$193,201	100.0%

Commissions	$76,171	28.6%	$66,534	28.6%	$55,485	28.7%
Court cost expense(1)	42,511	15.9%	43,592	18.7%	38,492	19.9%
Other(2)	2,403	0.9%	2,444	1.1%	2,210	1.2%

Total costs	$121,085	45.4%	$112,570	48.4%	$96,187	49.8%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist primarily of costs related to counter claims and legal network subscription fees.

	Collection Agencies
	Year Ended December 31,
	2010		2009		2008
Collections	$68,042	100.0%	$62,653	100.0%	$34,736	100.0%
Total costs	$20,385	30.0%	$19,278	30.8%	$13,118	37.8%

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$1,603	$76,948
2004	—	$23,455	$37,674	$21,676	$12,029	$5,840	$3,665	$2,811	$107,150
2005	—	—	$21,694	$40,762	$22,152	$10,582	$6,226	$4,740	$106,156
2006	—	—	—	$39,395	$82,740	$43,303	$22,527	$14,148	$202,113
2007	—	—	—	—	$41,958	$80,211	$44,321	$24,067	$190,557
2008	—	—	—	—	—	$47,320	$110,868	$64,998	$223,186
2009	—	—	—	—	—	—	$40,856	$92,124	$132,980
2010	—	—	—	—	—	—	—	$60,706	$60,706

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$65	$4,226
2004	—	$2,509	$2,937	$1,087	$406	$223	$153	$147	$7,462
2005	—	—	$3,271	$4,426	$859	$356	$218	$224	$9,354
2006	—	—	—	$10,158	$10,291	$1,829	$407	$617	$23,302
2007	—	—	—	—	$15,357	$11,952	$1,178	$719	$29,206
2008	—	—	—	—	—	$19,322	$15,842	$2,562	$37,726
2009	—	—	—	—	—	—	$17,009	$11,998	$29,007
2010	—	—	—	—	—	—	—	$27,121	$27,121

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$465	$24,062
2004	—	$7,273	$12,060	$6,653	$3,498	$1,690	$1,063	$827	$33,064
2005	—	—	$6,725	$12,108	$6,364	$3,036	$1,792	$1,388	$31,413
2006	—	—	—	$11,451	$23,659	$12,370	$6,464	$4,120	$58,064
2007	—	—	—	—	$11,845	$22,927	$12,697	$7,040	$54,509
2008	—	—	—	—	—	$13,678	$31,794	$18,926	$64,398
2009	—	—	—	—	—	—	$11,476	$26,110	$37,586
2010	—	—	—	—	—	—	—	$16,881	$16,881

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.1%	36.8%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	37.8%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	38.4%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	40.3%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	43.9%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	45.8%
2009	—	—	—	—	—	—	69.7%	41.4%	50.1%
2010	—	—	—	—	—	—	—	72.5%	72.5%

	Lawsuits Filed by Year(1)
Placement Year(2)	2003	2004	2005	2006	2007	2008	2009	2010	Total
2003	23	29	5	2	—	—	—	—	59
2004	—	59	39	11	2	—	—	—	111
2005	—	—	76	46	3	—	—	—	125
2006	—	—	—	205	105	4	—	—	314
2007	—	—	—	—	269	106	4	—	379
2008	—	—	—	—	—	338	136	3	477
2009	—	—	—	—	—	—	245	89	334
2010	—	—	—	—	—	—	—	425	425

(1)	Represents the year the account was placed into litigation.
(2)	Represents the year the account was placed into our legal channel.

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of December 31,
	2010		2009		2008
	U.S.	India	U.S.	India	U.S.	India
General & Administrative	378	233	345	170	312	87
Account Manager	217	909	223	665	240	341
Bankruptcy Specialist	83	71	64	56	67	35

	678	1,213	632	891	619	463

Gross Collections by Account Manager

The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Year Ended December 31,
	2010	2009	2008
Gross collections—collection sites	$268,205	$185,789	$157,078
Average active account managers	1,040	678	574
Collections per average active account manager	$257.9	$274.0	$273.7

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Year Ended December 31,
	2010	2009	2008
Gross collections—collection sites	$268,205	$185,789	$157,077
Total hours paid	1,960	1,242	1,078
Collections per hour paid	$136.8	$149.6	$145.7

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Year Ended December 31,
	2010	2009	2008
Gross collections—collection sites	$268,205	$185,789	$157,077
Direct cost(1)	$25,350	$22,912	$25,267
Cost per dollar collected	9.5%	12.3%	16.1%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Year Ended December 31,
	2010	2009	2008
Portfolio Purchasing and Collecting Activities
Collections related	$25,350	$22,912	$25,267
General & administrative	32,717	27,291	25,615

Subtotal	58,067	50,203	50,882
Bankruptcy Services	7,700	7,822	7,238

	$65,767	$58,025	$58,120

Purchases by Quarter

The following table summarizes portfolio purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2008	647	1,199,703	47,902	2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—
Q3 2010	1,101	2,616,678	77,889	—
Q4 2010	1,206	3,882,646	119,100	—

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$73,451	$76,116	$63,071
Net cash used in investing activities	$(142,807)	$(79,171)	$(107,252)
Net cash provided by financing activities	$71,873	$1,102	$45,846

On February 8, 2010, we entered into a new $327.5 million revolving credit facility. On July 15, 2010, under an accordion feature, we obtained an additional $33.0 million in commitments increasing our revolving credit facility to $360.5 million. On September 20 and 21, 2010 we amended our revolving credit facility to reset the accordion feature to $100 million (not to exceed a total facility of $460.5 million) and extended the maturity date to December 31, 2013. On February 11, 2011, we obtained an additional $50.0 million in commitments from lenders and exercised a portion of our $100.0 million accordion feature, thereby increasing our revolving credit facility to $410.5 million from $360.5 million. See Note 8 “Debt” to our consolidated financial statements for a further discussion of our debt.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our revolving credit facility.

On September 20, 2010, we issued $50.0 million in senior secured notes to certain affiliates of Prudential Capital Group. The notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning December 2012. The proceeds from the notes were used to reduce aggregate outstanding borrowings under our revolving credit facility, including borrowings incurred to repay the remaining $42.9 million of 3.375% convertible senior notes that matured September 20, 2010.

On February 10, 2011, we issued an additional $25.0 million in senior secured notes to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. The notes bear an annual interest rate of 7.375% and mature in 2019 with principal amortization beginning in May 2013.

Operating Cash Flows

Net cash provided by operating activities was $73.5 million, $76.1 million and $63.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash provided by operating activities for the year ended December 31, 2010, is primarily related to net income of $49.1 million and $22.2 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios. Cash provided by operating activities for the year ended December 31, 2009, is primarily related to net income of $33.0 million, $19.3 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios and an $11.2 million increase in income taxes payable. Cash provided by operating activities for the year ended December 31, 2008, is primarily related to net income of $13.8 million and $41.4 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $142.8 million, $79.2 million and $107.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The cash flows used in investing activities for the year ended December 31, 2010, are primarily related to receivable portfolio purchases of $362.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $217.9 million. The cash flows used in investing activities for the year ended December 31, 2009, are primarily related to receivable portfolio purchases of $246.3 million ($256.6 million of gross purchases less our forward flow allocation of $10.3 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $168.4 million. The cash flows used in investing activities for the year ended December 31, 2008 are primarily related to receivable portfolio purchases of $224.7 million ($230.3 million of gross purchases less our forward flow allocation of $5.6 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $116.1 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.7 million, $4.6 million and $2.3 million for years ended December 31, 2010, 2009 and 2008, respectively.

Financing Cash Flows

Net cash provided by financing activities was $71.9 million, $1.1 million and $45.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The cash provided by financing activities during the year ended December 31, 2010, reflects $125.5 million in borrowings under our line of credit agreement and $50.0 million in proceeds from the issuance of our senior secured notes, offset by $58.5 million in repayments of amounts outstanding under our line of credit and $42.9 million in repayments of the remaining balance of our convertible notes that matured on September 20, 2010. The cash provided by financing activities during the year ended December 31, 2009, reflects $68.5 million in repayments of amounts outstanding under our line of credit and $22.3 million in repurchase of our outstanding convertible notes, offset by $90.5 million in borrowings under our line of credit agreement. The cash provided by financing activities during the year ended December 31, 2008, reflects $42.2 million in repayments of amounts outstanding under our line of credit and $20.1 million in repurchase of our outstanding convertible notes, offset by $108.0 million in borrowings under our line of credit agreement.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2010 (in thousands):

	Payments Due
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving credit facility	$327,000	$—	$327,000	$—	$—
Senior secured notes(1)	50,000	—	12,500	20,000	17,500
Estimated interest payments(2)	73,709	20,310	48,313	4,069	1,017
Purchase commitments on receivable portfolios(3)	144,397	144,397	—	—	—
Lease obligations	35,739	8,998	12,858	6,751	7,132
Employee agreements	157	157	—	—	—

Total contractual cash obligations	$631,002	$173,862	$400,671	$30,820	$25,649

(1)

On February 10, 2011, we issued an additional $25.0 million in senior secured notes to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. The notes bear an annual interest rate of 7.375% and mature in 2019 with principal amortization beginning in May 2013. The contractual obligation balance shown in the table above does not include these $25.0 million newly issued notes.

(2)

We calculated estimated interest payments for long-term debt as follows: for the senior secured notes, we calculated interest based on the applicable rates and payment dates. As discussed above, we issued additional $25.0 senior secured notes on February 10, 2011, the estimated future interest obligation showing in the table above does not include interest payments for these $25.0 million newly issued notes. For our revolving credit facility, we calculated the interest for the hedged portion using fixed interest rates plus the required spread. For the remaining balance, which is subject to a variable interest rate, we estimated the debt balance and interest rates based on our determination of the most likely scenario including entering into a replacement revolving line of credit. We expect to settle such interest payments with cash flows from operating activities.

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

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our convertible notes, we have achieved 36 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $10.9 million as of December 31, 2010, our access to the capital markets and availability under our revolving credit facility, which expires in December 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

Investment in Receivable Portfolios and Related Revenue. As permitted by the authoritative guidance for loans and debt securities acquired with deteriorated credit quality, static pools are established on a quarterly basis with accounts purchased during the quarter that have common risk characteristics. Discrete receivable portfolio purchases during a quarter are aggregated into pools based on these common risk characteristics. Once a static pool is established, the portfolios are permanently assigned to the pool. The discount (i.e., the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because we expect to collect a relatively small percentage of each static pool’s contractual receivable balance. As a result, receivable portfolios are recorded at cost at the time of acquisition. The purchase cost of the portfolios includes certain fees paid to third parties incurred in connection with the direct acquisition of the receivable portfolios.

In compliance with the authoritative guidance, we account for our investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”), to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method as cost recovery portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no income is recognized until the purchase price of a cost recovery portfolio has been fully recovered.

Deferred Revenue. We provide bankruptcy administration services primarily to holders of motor vehicle and real estate secured loans, on which the consumer has filed for Chapter 7 or 13 bankruptcy protection. These services are provided subject to the terms of long-term contracts. Such contracts generally have initial terms of one or two years and automatically renew annually. Fees for the bankruptcy administration services are charged on a ‘per referred’ account basis and generally consist of an upfront fee at the time of account referral. This upfront fee is typically coupled with either an ongoing monthly service fee per referred account or service specific fees based on a predetermined fee schedule. The servicing deliverable for Chapter 7 accounts is focused on the completion of the entire bankruptcy process resulting in the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). Due to practical limitations and constraints, a historical average life of seven months is used rather than actual closure dates. Therefore, the total financial consideration (less efforts applied to litigation for client contracts without a separate litigation fee schedule) is recognized seven months after a referred account is activated. Chapter 13 bankruptcy proceedings, also known as reorganization, are generally designed to restructure an individual’s debts and allow them to propose a repayment plan detailing how they are going to pay back their debts over the plan period. The responsibility of Ascension is to ensure that the client’s claim is recognized by the court to the maximum benefit of Ascension’s client, and to monitor and/or collect the consumer payments throughout the confirmed bankruptcy plan term. The average duration period for Chapter 13 bankruptcy placements is 35 months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is recognized ratably, including any upfront fees we received over time as the services are provided. The litigation deliverable is an as incurred event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. Any billings in excess of the ratable revenue will be deferred. The average duration period for Chapter 7 and 13 bankruptcy placements is reviewed periodically for changes.

Deferred Court Costs. We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred

Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of court costs that have been advanced and recovered, or that we anticipate recovering. Deferred Court Costs not recovered within three years of placement are fully written off. Effective October 1, 2010, we changed our estimate for Deferred Court Costs. See “Change in Accounting Estimate” below for further discussion of Deferred Court Costs.

Derivative Instruments and Hedging Activities. We use derivative instruments to manage risks related to interest rates and foreign currency. Our interest rate swap contracts and foreign exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

The authoritative guidance for derivatives and hedging requires that qualifying derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivatives, if any, is recognized in earnings in the period of change. See Note 3 “Derivatives and Hedging Instruments” to our consolidated financial statements for further discussion of our derivative instruments.

Stock-Based Compensation. We record compensation costs related to our stock–based awards which include stock options, restricted stock awards and restricted stock units. We measure stock–based compensation cost at the grant date based on the fair value of the award. Compensation cost for service–based awards is recognized ratably over the applicable vesting period. Compensation cost for performance–based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The amount of stock–based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

Income Taxes. We use the liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of income. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of income. See Note 10 “Income Taxes” to our consolidated financial statements for further discussion of income taxes.

Use of Estimates. We have made significant estimates with respect to the rate of return established to recognize accretion revenue on our receivable portfolios and with respect to the provision for allowances of receivable portfolios. In connection with these estimates, we have made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned.

Significant estimates have also been made with respect to Ascension’s service revenue, the realizability of our net deferred court costs, intangible assets, net deferred tax assets and tax reserve, stock-based compensation, and the potential liabilities with respect to our health benefits plans.

Change in Accounting Estimate. As described in “Deferred Court Costs” above, we capitalize Deferred Court Costs in our consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. At the end of each quarter we evaluate our recovery rate estimate for Deferred Court

Cost. Effective October 1, 2010 we revised our estimate of Deferred Court Costs based on additional data that we have accumulated over the last four years. This data informs us as to which consumers will ultimately repay their debts and reimburse us for the court costs we incurred. This data indicated that we would recover a greater percentage of court costs advanced than we had originally expected. This expectation is largely attributable to our greater precision around which consumers are best suited for litigation and are more likely to settle their accounts with us. As such, we increased our court cost recovery estimate to better reflect our revised recovery expectations. This change was treated as a change in estimate in accordance with authoritative guidance related to accounting changes and error corrections. The impact of this change in estimate resulted in an increase in our Deferred Court Cost asset of $2.8 million as of October 1, 2010, and resulted in a $2.8 million reduction in our court cost expense, a $1.8 million increase in our net income and a $0.07 increase in our earnings per share for the year ended December 31, 2010.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risk from foreign currency exchange rates and interest rates. A portion of these risks is hedged, but they may impact our financial statements.

Foreign Currency. We have operations in India, which exposes us to foreign currency exchange rate fluctuations due to transactions denominated in Indian Rupees, such as employee salaries and rent expenditures. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. As of December 31, 2010, we had 12 outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian Rupee. Each contract settles monthly with a notional amount of an USD equivalent of $0.7 million and hedges the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. Since a significant portion of our foreign currency transactions is hedged through the forward contracts, a hypothetical change in the foreign exchange rate against the Indian Rupee would not have a material impact on our consolidated statement of income.

Interest Rate. As of December 31, 2010, we had total variable-interest-bearing borrowings of $327.0 million outstanding under our revolving credit facility, thus subjecting us to interest rate risk. We manage our interest rate risk through the use of derivative financial instruments, including interest rate swap contracts with financial counterparties. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. We entered into several receive floating-pay fixed interest rate swaps to hedge against potential changes in cash flows on our outstanding variable-interest-bearing debt. The receive variable leg of the swaps and the variable rate paid on the underlying debt bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. As of December 31, 2010, we have five interest rate swap contracts with financial counterparties with a total notional amount of $125.0 million. The contracts bear fixed annual interest rates ranging from 0.765% to 5.01%.

From the inception of the hedging program, the swaps have been determined to be highly effective. A hypothetical change in the interest rates would not have an impact on our interest expense on the $125.0 million hedged portion of our variable-interest-bearing debt. The remaining $202.0 million of our revolving credit facility is subject to the risk of interest rate fluctuations. If the market interest rates for our variable rate agreements increase 10%, interest expense on such outstanding debt would increase by approximately $0.8 million, on an annualized basis. Conversely, if the market interest rates decreased an average of 10%, our interest expense on such outstanding debt would decrease by $0.8 million.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-31.

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2010, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2010, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 14, 2011

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

On February 8, 2011, the Board of Directors (the “Board”) of the Company approved an amendment to the Company’s Bylaws. Specifically, effective as of February 8, 2011, Section 5.12 of the Bylaws was amended to remove the prohibition that the Board’s Chairman or Vice Chairman not be an executive officer of the Company unless specifically designated as the chief executive officer of the Company by the Board. The amendment reflects the Company’s current leadership structure.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2011 Proxy Statement to be filed no later than April 30, 2011, is hereby incorporated by reference.

Item 11—Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the 2011 Proxy Statement to be filed no later than April 30, 2011, is hereby incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2011 Proxy Statement to be filed no later than April 30, 2011, is hereby incorporated by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2011 Proxy Statement to be filed no later than April  30, 2011, is hereby incorporated by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2011 Proxy Statement to be filed no later than April 30, 2011, is hereby incorporated by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through February 8, 2011 (filed herewith)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

4.7	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

Number	Description
4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

4.9*	Senior Secured Note Purchase Agreement, dated September 20, 2010, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

4.10*	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.6+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.8+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.9+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.11	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.12	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.13	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.14	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

Number	Description
10.15	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

10.16	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.17	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

10.18	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.19	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.20	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.21	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.22+	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.23+	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.24	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.26	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.27	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.28	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.29	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Number	Description
10.30	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.31	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.34	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Lease Agreement, dated as of March 24, 2009, between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.36	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.37	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.38	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.39	Sublease, dated as of February 12, 2004, by and between Southwestern Bell Telephone, L.P. and Ascension Capital Group, Inc., as successor in interest to Ascension Capital Group, Ltd., for real property located in Arlington, Texas (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.40	Assignment and Consent to Assignment of Sublease, dated as of August 18, 2005, by and between DBSI Housing, Inc., Ascension Capital Group, Ltd., Encore Capital Group, Inc., Ascension Acquisition, L.P., now known as Ascension Capital Group, Inc., and Southwestern Bell Telephone, L.P. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.41	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

Number	Description
10.42	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.43	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.44	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010)

10.45	Amendment No. 1 to the Credit Agreement, dated September 20, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.46	Amendment No. 2 to the Credit Agreement, dated September 21, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.47	Lease Deed, dated as of October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 14, 2011 to the incorporation by reference of their report dated February 14, 2011, in the Company’s Registration Statements on Form S-8 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/S/ J. BRANDON BLACK
J. Brandon Black
President and Chief Executive Officer

Date: February 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ J. BRANDON BLACK J. Brandon Black	President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2011

/S/ PAUL GRINBERG Paul Grinberg	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 14, 2011

/S/ TIMOTHY J. HANFORD* Timothy J. Hanford	Director	February 14, 2011

/S/ GEORGE LUND* George Lund	Executive Chairman and Director	February 14, 2011

/S/ RICHARD A. MANDELL* Richard A. Mandell	Director	February 14, 2011

/S/ WILLEM MESDAG* Willem Mesdag	Director	February 14, 2011

/S/ JOHN J. OROS* John J. Oros	Director	February 14, 2011

/S/ J. CHRISTOPHER TEETS* J. Christopher Teets	Director	February 14, 2011

/S/ H RONALD WEISSMAN* H Ronald Weissman	Director	February 14, 2011

/S/ WARREN WILCOX* Warren Wilcox	Director	February 14, 2011

*	/S/ J. BRANDON BLACK

As attorney-in-fact pursuant to powers of attorney dated in February 2011

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 14, 2011

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$10,905	$8,388
Accounts receivable, net	3,331	3,134
Investment in receivable portfolios, net	644,753	526,877
Deferred court costs	32,158	25,957
Property and equipment, net	13,658	9,427
Prepaid income tax	1,629	—
Other assets	13,301	4,252
Goodwill	15,985	15,985
Identifiable intangible assets, net	748	1,139

Total assets	$736,468	$595,159

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$26,539	$21,815
Income taxes payable	—	2,681
Deferred tax liabilities, net	17,626	16,980
Deferred revenue	3,857	5,481
Debt	385,264	303,075
Other liabilities	485	2,036

Total liabilities	433,771	352,068

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 24,011 shares and 23,359 shares issued and outstanding as of December 31, 2010 and 2009, respectively	240	234
Additional paid-in capital	113,412	104,261
Accumulated earnings	188,894	139,842
Accumulated other comprehensive income (loss)	151	(1,246)

Total stockholders’ equity	302,697	243,091

Total liabilities and stockholders’ equity	$736,468	$595,159

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue
Revenue from receivable portfolios, net	$364,294	$299,732	$240,802
Servicing fees and other related revenue	17,014	16,687	15,087

Total revenue	381,308	316,419	255,889

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	65,767	58,025	58,120
Stock-based compensation expense	6,010	4,384	3,564
Cost of legal collections	121,085	112,570	96,187
Other operating expenses	36,387	26,013	23,652
Collection agency commissions	20,385	19,278	13,118
General and administrative expenses	31,444	26,920	19,445
Depreciation and amortization	3,199	2,592	2,814

Total operating expenses	284,277	249,782	216,900

Income before other (expense) income and income taxes	97,031	66,637	38,989

Other (expense) income
Interest expense	(19,349)	(16,160)	(20,572)
Gain on repurchase of convertible notes, net	—	3,268	4,771
Other income (expense)	316	(2)	358

Total other expense	(19,033)	(12,894)	(15,443)

Income before income taxes	77,998	53,743	23,546
Provision for income taxes	(28,946)	(20,696)	(9,700)

Net income	$49,052	$33,047	$13,846

Weighted average shares outstanding:
Basic	23,897	23,215	23,046
Diluted	25,091	24,082	23,577
Earnings per share:
Basic	$2.05	$1.42	$0.60
Diluted	$1.95	$1.37	$0.59

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2007	22,992	$230	$95,251	$92,949	$(995)	$187,435	$10,793

Net income	—	—	—	13,846	—	13,846	$13,846
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(1,126)	(1,126)	(1,126)
Exercise of stock options and issuance of share-based awards	61	1	22	—	—	23	—
Stock-based compensation	—	—	3,564	—	—	3,564	—
Tax benefit from convertible notes interest expense	—	—	52	—	—	52	—
Tax provision related to stock-based compensation	—	—	(461)	—	—	(461)	—
Tax benefit from repurchase of convertible notes	—	—	93	—	—	93	—

Balance at December 31, 2008	23,053	231	98,521	106,795	(2,121)	203,426	$12,720

Net income	—	—	—	33,047	—	33,047	$33,047
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	875	875	875
Exercise of stock options and issuance of share-based awards	306	3	769	—	—	772	—
Stock-based compensation	—	—	4,384	—	—	4,384	—
Tax benefit from convertible notes interest expense	—	—	95	—	—	95	—
Tax provision related to stock-based compensation	—	—	468	—	—	468	—
Tax benefit from repurchase of convertible notes	—	—	24	—	—	24	—

Balance at December 31, 2009	23,359	$234	$104,261	$139,842	$(1,246)	$243,091	$33,922

Net income	—	—	—	49,052	—	49,052	$49,052
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	1,397	1,397	1,397
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	652	6	(41)	—	—	(35)	—
Stock-based compensation	—	—	6,010	—	—	6,010	—
Settlement of call options and warrants associated with convertible notes, net	—	—	524	—	—	524	—
Reversal of previously established tax benefit related to convertible notes	—	—	(115)	—	—	(115)	—
Tax benefit related to stock-based compensation	—	—	2,924	—	—	2,924	—
Tax provision from state tax adjustment	—	—	(151)	—	—	(151)	—

Balance at December 31, 2010	24,011	$240	$113,412	$188,894	$151	$302,697	$50,449

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net Income	$49,052	$33,047	$13,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,199	2,592	2,814
Amortization of loan costs and debt discount	3,682	4,080	6,320
Stock-based compensation expense	6,010	4,384	3,564
Gain on repurchase of convertible notes, net	—	(3,268)	(4,771)
Deferred income tax expense	646	1,872	1,642
Excess tax benefit from stock-based payment arrangements	(3,249)	(729)	—
Provision for allowances on receivable portfolios, net	22,209	19,310	41,400
Changes in operating assets and liabilities
Other assets	(1,390)	(1,668)	4,135
Deferred court costs	(6,201)	2,379	(7,803)
Prepaid income tax and income taxes payable	(1,782)	11,204	2,095
Deferred revenue	(1,624)	278	1,305
Accounts payable, accrued liabilities and other liabilities	2,899	2,635	(1,476)

Net cash provided by operating activities	73,451	76,116	63,071

Investing activities:
Purchases of receivable portfolios, net of forward flow allocation	(361,957)	(246,330)	(224,717)
Collections applied to investment in receivable portfolios, net	217,891	168,416	116,101
Proceeds from put-backs of receivable portfolios	3,981	3,375	3,640
Purchases of property and equipment	(2,722)	(4,632)	(2,276)

Net cash used in investing activities	(142,807)	(79,171)	(107,252)

Financing activities:
Payment of loan costs	(6,248)	—	—
Proceeds from senior secured notes	50,000	—	—
Proceeds from revolving credit facility	125,500	90,500	108,000
Repayment of revolving credit facility	(58,500)	(68,500)	(42,169)
Repayment of convertible notes	(42,920)	—	—
Repurchase of convertible notes	—	(22,262)	(20,101)
Proceeds from net settlement of certain call options	524	—	—
Proceeds from exercise of stock options	2,118	1,175	23
Excess tax benefit from stock-based payment arrangements	3,249	729	—
Proceeds from capital lease	—	—	400
Repayment of capital lease obligations	(1,850)	(540)	(307)

Net cash provided by financing activities	71,873	1,102	45,846

Net increase (decrease) in cash	2,517	(1,953)	1,665
Cash and cash equivalents, beginning of period	8,388	10,341	8,676

Cash and cash equivalents, end of period	$10,905	$8,388	$10,341

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,652	$12,521	$14,427
Cash paid for income taxes	$30,125	$8,243	$5,301
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$4,317	$516	$1,602
Allocation of forward flow asset to acquired receivable portfolios	$—	$10,302	$5,561

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 1: Ownership, Description of Business, and Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a leader in consumer debt buying and recovery. The Company purchases portfolios of defaulted consumer receivables and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies and telecommunication companies, which the Company purchases at deep discounts. Defaulted receivables also include receivables subject to bankruptcy proceedings or consumer bankruptcy receivables.

The Company purchases receivables based on robust, account-level valuation methods and employs a suite of proprietary statistical and behavioral models across the full extent of its operations. These investments allow the Company to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with its methods or goals and precisely align the accounts it purchases with its operational channels to maximize future collections. As a result, the Company has been able to realize significant returns from the receivables it acquires. The Company maintains strong relationships with many of the largest credit providers in the United States, and possesses one of the industry’s best collection staff retention rates.

The Company expands upon the insights created during its purchasing process when building account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Throughout the Company’s ownership period, it continuously refines this analysis to determine the most effective collection strategy to pursue for each account. After its preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system where the Company first differentiates those consumers who are not able to pay, from those who are. Consumers who the Company believes are financially incapable of making any payments, or are facing extenuating circumstances or hardships such as; medical issues, are serving in the military, or are currently receiving social security as their only means of financial sustenance are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s willingness to pay. Based on that analysis it will pursue collections through letters and / or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do, are oftentimes offered deep discounts on their obligations, or are presented with payment plans which are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters and therefore it must then make the difficult decision to pursue collections through legal means.

In addition, the Company provides bankruptcy support services to some of the largest companies in the financial services industry through its wholly owned subsidiary Ascension Capital Group, Inc. (“Ascension”). Leveraging a proprietary software platform dedicated to bankruptcy servicing, Ascension’s operational platform integrates lenders, trustees, and consumers across the bankruptcy lifecycle.

Basis of Consolidation

Encore is a Delaware holding company whose principal assets are its investments in various wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Management has made significant estimates with respect to the rate of return established to recognize accretion revenue on its receivable portfolios and with respect to the provision for valuation allowances on its receivable portfolios. In connection with these estimates, management has made significant estimates with respect to the timing and amount of collections of future cash flows from receivable portfolios owned. Every quarter, since the fourth quarter of 2003, the Company has updated its collection forecasts of the remaining cash flows of its receivable portfolios utilizing its internally developed Unified Collection Score (“UCS”) and Behavioral Liquidation Score (“BLS”) forecasting models.

The Company utilizes its UCS and BLS models to project the remaining cash flows from its receivable portfolios, considering known data about its consumers’ accounts. This data includes, among other things, the Company’s collection experience and changes in external consumer factors, in addition to all data known when it acquired the accounts. The Company routinely evaluates and implements enhancements to its UCS and BLS models.

Significant estimates have also been made with respect to the realizability of the Company’s net deferred court costs (see Note 5 “Deferred Court Costs”), intangible assets (see “Identifiable Intangible Assets and Goodwill” below), net deferred tax assets and tax reserves (see Note 10 “Income Taxes”), stock-based compensation (see Note 9 “Stock-based Compensation”) and the Company’s potential liabilities with respect to its health benefit plans (see Note 12 “Commitments and Contingencies”). Actual results could materially differ from these estimates, making it possible that a material change in these estimates could occur within one year.

Change in Accounting Principle

Effective January 1, 2009, the Company retrospectively applied the provisions of a new accounting standard related to debt with conversion and other options to account for its outstanding convertible senior notes. Under the historical accounting principle, convertible debt instruments were carried at face value and interest expense was recognized based on the stated interest rate of the convertible debt instruments. The new standard requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.

Segment Reporting

The authoritative guidance for segment reporting establishes standards in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2010, the Company has determined it operates in two segments. However, based on the requirements of the authoritative guidance, the smaller operating segment does not meet the minimum requirement of 10% of combined revenues, reported profit or loss, or combined assets and accordingly, no segment disclosures have been made for year ended December 31, 2010.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. See Note 4 “Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.

Deferred Revenue

Ascension’s services include, among others, negotiating bankruptcy plans, monitoring and managing the consumer’s compliance with bankruptcy plans, and recommending courses of action to clients when there is a deviation from a bankruptcy plan. The Company accounts for post-acquisition revenue related to the bankruptcy account services provided by Ascension in accordance with the authoritative guidance for revenue recognition. Revenue for a given account is allocated between the servicing and litigation deliverables based on their relative fair values and recognized according to whether the referred account is the subject of a Chapter 7 or a Chapter 13 bankruptcy proceeding.

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

Chapter 13 bankruptcy proceedings, also known as reorganizations, are generally designed to restructure an individual’s debts and allow the consumer to propose a repayment plan detailing how their debts will be repaid over the plan period. The responsibility of Ascension is to ensure that its customer’s claim is recognized by the court to the maximum benefit of the customer and to monitor and/or collect the consumer payments throughout the confirmed bankruptcy plan term. The average duration period used for Chapter 13 accounts is 35 months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided is considered “delivered” each month and revenue is recognized ratably, including any upfront fees received by the Company, over the time the services are provided. The litigation deliverable is recorded as an “as incurred” event with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period for Chapter 13 accounts is periodically reviewed for changes.

Ascension bankruptcy services are provided under contract with its customers. The contracts for these services have initial terms of one or two years and either renew automatically or have options to renew annually. There are two types of fee arrangements for bankruptcy administration services. One is based on commissions; the other one consists of an upfront fee at the time of account referral, combined with either an ongoing monthly service fee or service specific fees based on a predetermined fee schedule. Some contracts utilize a combination of these two types.

Identifiable Intangible Assets and Goodwill

The Company’s identifiable intangible assets are recorded at cost and are amortized using an accelerated method, based on discounted cash flows over their estimated useful lives, which range from four to nine years. Acquired identifiable intangible assets are presented net of accumulated amortization of $5.3 million and $4.9 million as of December 31, 2010 and 2009, respectively. The estimated annual aggregate amortization of intangibles assets is $0.3 million, $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2011, 2012, 2013 and 2014, respectively. The Company’s identifiable intangibles assets are summarized as follows (in thousands):

	December 31, 2010	December 31, 2009
Customer relationships	$5,500	$5,500
Other	500	500

Gross carrying amount	6,000	6,000
Less: accumulated amortization	(5,252)	(4,861)

Total identifiable intangible assets	$748	$1,139

Goodwill, is not amortized, but rather reviewed along with the identifiable intangible assets for impairment. The Company tests its goodwill for impairment at least annually at the reporting unit level. During the year ended December 31, 2010, the Company performed impairment testing on all reporting units that have goodwill and no impairment was identified. As of December 31, 2010, the Company’s goodwill was approximately $16.0 million.

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

Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Deferred Court Costs not recovered within three years of placement are fully written off. Collections received from these consumers are first applied against related court costs with the balance applied to the consumers’ accounts. Effective October 1, 2010, the Company changed its estimate for Deferred Court Costs. See Note 5 “Deferred Court Costs” for further discussion of the Company’s Deferred Court Costs and the change in accounting estimate.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. See Note 10 “Income Taxes” for further discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against the net deferred tax asset.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. See Note 9 “Stock-Based Compensation” for further discussion of the Company’s stock-based compensation.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company’s interest rate swap and foreign currency contracts outstanding as of December 31, 2010 are designated as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income (loss) until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time.

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

	Year Ended December 31,
	2010	2009	2008
Net income available for common shareholders (A)	$49,052	$33,047	$13,846

Weighted average outstanding shares of common stock (B)	23,897	23,215	23,046
Dilutive effect of stock-based awards	1,194	867	531

Common stock and common stock equivalents (C)	25,091	24,082	23,577

Earnings per share:
Basic (A/B)	$2.05	$1.42	$0.60
Diluted (A/C)	$1.95	$1.37	$0.59

Employee stock options to purchase approximately 229,000, 1,177,000, and 1,254,000 shares of common stock as of December 31, 2010, 2009 and 2008, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

Note 2: Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The authoritative guidance for fair value measurements defines fair value as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e. the “exit price”). The guidance utilizes a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value into three broad levels. The following is a brief description of each level:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$542	$—	$542
Foreign exchange contracts	$—	$209	$—	$209
Liabilities
Interest rate swap agreements	$—	$(485)	$—	$(485)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of December 31, 2010, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

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

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of December 31, 2010, the Company has five interest rate swap agreements outstanding with a total notional amount of $125.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Foreign Exchange Contracts

The Company has operations in India, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Indian Rupees, such as employee salaries and rent expenditures. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 24 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and the Company reviews all exposures and derivative positions on an ongoing basis.

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

As of December 31, 2010, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $8.4 million. All outstanding contracts qualified for hedge accounting treatment as of December 31, 2010. The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2010 and 2009.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$542	—	$—
Interest rate swaps	Other liabilities	$(485)	Other liabilities	$(1,791)
Foreign exchange contracts	Other assets	$209	Other liabilities	$(245)

The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the years ended December 31, 2010 and 2009 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$1,848	$1,692	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign exchange contracts	$448	$—	Salaries and employee benefits	$86	$(30)	Other (expense) income	$—	$—
Foreign exchange contracts	$111	$—	General and administrative expenses	$19	$(10)	Other (expense) income	$—	$—

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the current period (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2008	$592,824	$8,337	$601,161
Revenue recognized, net	(290,760)	(8,972)	(299,732)
(Reductions) additions on existing portfolios	(20,976)	5,330	(15,646)
Additions for current purchases	347,351	—	347,351

Balance at December 31, 2009	$628,439	$4,695	$633,134
Revenue recognized, net	(353,706)	(10,590)	(364,296)
Additions on existing portfolios	64,448	10,169	74,617
Additions for current purchases	400,604	—	400,604

Balance at December 31, 2010	$739,785	$4,274	$744,059

During the year ended December 31, 2010, the Company purchased receivable portfolios with a face value of $10.9 billion for $362.0 million, or a purchase cost of 3.3% of face value. The estimated future collections at acquisition for these portfolios amounted to $750.4 million. During the year ended December 31, 2009, the Company purchased receivable portfolios with a face value of $6.5 billion for $256.6 million, or a purchase cost of 4.0% of face value. The estimated future collections at acquisition for these portfolios amounted to $615.8 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2010 and 2009, approximately $10.3 million and $8.6 million, exclusive of $0.3 million and $0.3 million Zero Basis Revenue on the retained interest, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	361,957	—	—	361,957
Gross collections(1)	(593,749)	(55)	(10,590)	(604,394)
Put-backs and recalls(2)	(3,981)	—	—	(3,981)
Revenue recognized(3)	376,814	—	9,689	386,503
(Portfolio allowances) portfolio allowance reversals, net	(22,654)	(456)	901	(22,209)

Balance, end of period	$644,753	$—	$—	$644,753

Revenue as a percentage of collections(4)	63.5%	0.0%	91.5%	63.9%

	Year Ended December 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	256,632	—	—	256,632
Gross collections(1)	(478,253)	(237)	(8,968)	(487,458)
Put-backs and recalls(2)	(3,371)	—	(4)	(3,375)
Revenue recognized(3)	310,116	—	8,926	319,042
(Portfolio allowances) portfolio allowance reversals, net	(19,356)	—	46	(19,310)

Balance, end of period	$526,366	$511	$—	$526,877

Revenue as a percentage of collections(4)	64.8%	0.0%	99.5%	65.4%

	Year Ended December 31, 2008
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$390,564	$1,645	$—	$392,209
Purchases of receivable portfolios	230,278	—	—	230,278
Gross collections(1)	(388,110)	(587)	(9,606)	(398,303)
Put-backs and recalls(2)	(3,330)	(310)	—	(3,640)
Revenue recognized(3)	272,596	—	9,606	282,202
(Portfolio allowances) portfolio allowance reversals, net	(41,400)	—	—	(41,400)

Balance, end of period	$460,598	$748	$—	$461,346

Revenue as a percentage of collections(4)	70.2%	0.0%	100.0%	70.9%

(1)	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2007	$15,752
Provision for portfolio allowances	42,532
Reversal of prior allowances	(1,132)

Balance at December 31, 2008	$57,152
Provision for portfolio allowances	21,329
Reversal of prior allowances	(2,019)

Balance at December 31, 2009	$76,462
Provision for portfolio allowances	28,259
Reversal of prior allowances	(6,050)

Balance at December 31, 2010	$98,671

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Year Ended December 31,
	2010	2009	2008
Collection sites	$268,205	$185,789	$157,077
Legal collections	266,762	232,667	193,201
Collection agencies	68,042	62,653	34,736
Sales	—	6,677	12,550
Other	1,600	6	1,069

	$604,609	$487,792	$398,633

Note 5: Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Deferred Court Costs not recovered within three years of placement are fully written off. Collections received from these consumers are first applied against related court costs with the balance applied to the consumers’ accounts.

At the end of each quarter, the Company evaluates its recovery rate estimate for Deferred Court Cost. Effective October 1, 2010, the Company revised its estimate of Deferred Court Costs based on additional data that it has accumulated over the last four years. This data provides information as to which consumers will ultimately repay their debts and reimburse the Company for the court costs it incurred. This data indicated that the Company would recover a greater percentage of court costs advanced than it had originally expected. This expectation is largely attributable to its greater precision around which consumers are best suited for litigation and are more likely to settle their accounts with the Company. As such, the Company increased its court cost recovery estimate to better reflect its revised recovery expectations. This change was treated as a change in estimate in accordance with authoritative guidance related to accounting changes and error corrections. The impact of this change in estimate resulted in an increase in the Company’s Deferred Court Cost asset of $2.8 million as of October 1, 2010, and resulted in a $2.8 million reduction in court cost expense, a $1.8 million increase in net income and a $0.07 increase in earnings per share for the year ended December 31, 2010.

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2010	December 31, 2009
Court costs advanced	$194,612	$172,488
Court costs recovered	(49,215)	(44,980)
Court costs reserve	(113,239)	(101,551)

	$32,158	$25,957

Note 6: Property and Equipment

Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2010	December 31, 2009
Furniture, fixtures and equipment	$3,963	$3,459
Computer equipment and software	23,067	17,614
Telecommunications equipment	3,520	2,986
Leasehold improvements	4,841	4,397

	35,391	28,456
Less: accumulated depreciation and amortization	(21,733)	(19,029)

	$13,658	$9,427

Depreciation expense was $2.8 million and $2.0 million for the years ended December 31, 2010 and 2009, respectively.

Note 7: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2010	December 31, 2009
Debt issuance costs, net of amortization	$5,286	$553
Prepaid expenses	5,052	1,728
Security deposit—India building lease	1,370	1,013
Deferred compensation assets	776	758
Other	817	200

	$13,301	$4,252

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 8: Debt

The Company is obligated under borrowings, as follows (in thousands):

	December 31, 2010	December 31, 2009
Revolving credit facility	$327,000	$260,000
Senior secured notes	50,000	—
Convertible notes	—	42,920
Less: Debt discount	—	(2,013)
Capital lease obligations	8,264	2,168

	$385,264	$303,075

Convertible Senior Notes

The Company’s convertible senior notes matured on September 20, 2010. On that date, the Company repaid the remaining $42.9 million balance outstanding under the notes.

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

	Year Ended December 31,
	2010	2009	2008
Interest expense—stated coupon rate	$1,038	$1,633	$3,159
Interest expense—amortization of debt discount	2,013	2,901	5,107

Total interest expense—convertible notes	$3,051	$4,534	$8,266

Senior Secured Notes

On September 20, 2010, the Company issued $50.0 million in senior secured notes (the “2010 Senior Secured Notes”) to certain affiliates of Prudential Capital Group (“Prudential Capital Group”) through a private placement transaction. The Senior Secured Notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. Interest on the Senior Secured Notes is payable quarterly on March 17, June 17, September 17 and December 17 of each year. Principal payments of $2.5 million are payable on December 17, 2012 and on each March 17, June 17, September 17 and December 17 thereafter. The proceeds from the 2010 Senior Secured Notes were used to reduce aggregate outstanding borrowings under the Company’s existing revolving credit facility, including borrowings incurred to repay the remaining $42.9 million of convertible notes that matured September 20, 2010. Loan fees and other loan costs associated with the above transactions amounted to approximately $0.7 million during the year ended December 31, 2010. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

On February 10, 2011, the Company issued an additional $25.0 million in senior secured notes (“2011 Senior Secured Notes”) to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. These 2011 Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2019 with principal amortization beginning in May 2013. Interest on the 2011 Senior Secured Notes is payable quarterly on February 10, May 10, August 10 and November 10 of each year. Principal payments of $1.25 million are payable on May 10, 2013 and on each August 10, November 10, February 10 and May 10 thereafter.

The 2010 and 2011 Senior Secured Notes are guaranteed in full by certain of the Company’s subsidiaries and are collateralized by all assets of the Company. The 2010 and 2011 Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the 2010 and 2011 Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the 2010 and 2011 Senior Secured Notes upon certain events of default by the Company, including breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If the Company prepays the 2010 or 2011 Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value shall be 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the revolving credit facility. Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an intercreditor agreement related to collateral, actionable default, powers and duties and remedies, among other topics.

Pursuant to Securities and Exchange Commission rules, the Company has concluded that separate financial statements or condensed consolidating financial information are not required as the guarantees related to the Senior Secured Notes are full and unconditional and joint and severable, and the subsidiary of the parent company other than the subsidiary guarantors are minor.

Revolving Credit Facility

On February 8, 2010, the Company entered into a new $327.5 million revolving credit facility to be used for the purpose of purchasing receivable portfolios and for general working capital needs. The revolving credit facility expires on December 31, 2013.

The revolving credit facility contains an accordion feature which allows the Company, on or subsequent to closing, at its option, and subject to customary conditions, to request an increase in the facility of up to $100.0 million by obtaining one or more commitments from one or more lenders or other entities with the consent of the administrative agent, but without the consent of any other lenders.

On July 15, 2010, the Company obtained an additional $33.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature.

On September 20 and 21, 2010, the Company amended its revolving credit facility. The amendments allowed for the addition of the $50.0 million in Senior Secured Notes and include a feature that would allow the Company to issue up to $25 million of additional notes to Prudential Capital Group under terms equivalent to the Senior Secured Notes. The accordion feature of the facility was also reset to $100.0 million, increasing the facility maximum from $427.5 million to $460.5 million.

On February 11, 2011, the Company obtained an additional $50.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature, thereby increasing its revolving credit facility to $410.5 million from $360.5 million.

Loan fees and other loan costs associated with the above transactions amounted to approximately $5.7 million during the year ended December 31, 2010. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

Provisions of the revolving credit facility include:

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

At December 31, 2010, the outstanding balance on the revolving credit facility was $327.0 million, which bore a weighted average interest rate of 4.66%. The aggregate borrowing base was $360.5 million, of which $33.5 million was available for future borrowings.

Subject to compliance with the revolving credit facility, the Company is authorized by its board of directors to repurchase up to $50.0 million of its common stock.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of December 31, 2010, the Company’s combined obligations for these computer equipment leases were approximately $6.7 million. These lease obligations require monthly or quarterly payments through December 2013 and have implicit interest rates that range from approximately 2.9% to 7.7%.

Five-Year Maturity Schedule

The following table summarizes the five-year maturity of the Company’s debt and other long term liabilities (in thousands):

	2011	2012	2013	2014	2015	Total
Revolving credit facility	$—	$—	$327,000	$—	$—	$327,000
Senior secured notes(1)	—	2,500	10,000	10,000	10,000	32,500
Capital lease obligations	4,250	2,887	1,694	—	—	8,831
Less: interest portion of capital lease	(353)	(175)	(39)	—	—	(567)

	$3,897	$5,212	$338,655	$10,000	$10,000	$367,764

(1)

On February 10, 2011, the Company issued an additional $25.0 million in senior secured notes to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. The notes bear an annual interest rate of 7.375% and mature in 2019 with principal amortization beginning in May 2013. The above maturity table does not include the maturity schedule for these newly issued $25.0 million notes.

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

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2010, 2009 and 2008 was $6.0 million, $4.4 million and $3.6 million, respectively.

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

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Weighted average fair value of options granted	$9.70	$4.91	$5.37
Risk free interest rate	2.3%	2.1%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	62%	57%	46%
Weighted-average expected life of options	5 Years	5 Years	5 Years

Unrecognized compensation cost related to stock options as of December 31, 2010, was $3.2 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 1.9 years.

A summary of the Company’s stock option activity as of December 31, 2010, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,667,137	$0.35 – $20.09	$9.28
Granted	215,000	17.90	17.90
Cancelled/forfeited	(39,333)	2.89 – 17.90	11.13
Exercised	(405,742)	0.35 – 16.19	4.90

Outstanding at December 31, 2010	2,437,062	$0.51 – $20.09	$10.74	$30,977

Exercisable at December 31, 2010	1,469,998	$0.51 – $20.09	$9.96	$19,835

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $6.2 million, $2.0 million and $0.3 million, respectively. As of December 31, 2010, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.04 years and 4.44 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, employees, officers and executives and directors of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2010, 88,825 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of December 31, 2010. The remaining 525,045 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units as of December 31, 2010, and changes during the year, is presented below:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	675,790	$9.27
Awarded	343,582	$17.87
Vested	(365,538)	$10.36
Cancelled/forfeited	(39,464)	$14.74

Non-vested at December 31, 2010	614,370	$13.08

Unrecognized compensation cost related to restricted stock units as of December 31, 2010, was $4.5 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding restricted stock units was approximately 2.3 years. The fair value of restricted stock units vested for the years ended December 31, 2010, 2009 and 2008 was $8.0 million, $1.7 million and $0.3 million, respectively.

Note 10: Income Taxes

During the year ended December 31, 2010, the Company recorded an income tax provision of $28.9 million, reflecting an effective rate of 37.1% of pretax income. The effective tax rate for the year ended December 31, 2010, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.7%, a 0.6% beneficial adjustment to the state and federal tax payable as a result of state and federal tax true-ups and a benefit of 1.7%, due to permanent book versus tax differences. During the year ended December 31, 2009, the Company recorded an income tax provision of $20.7 million, reflecting an effective rate of 38.5% of pretax income. The effective tax rate for the year ended December 31, 2009, primarily consisted of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a provision for state taxes of 7.3%, a 1.0% beneficial adjustment to the federal tax payable as a result of the effective state tax rate change and a benefit of 0.2%, due to permanent book versus tax differences.

The pretax income consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$73,863	$52,839	$22,975
Foreign	4,135	904	571

	$77,998	$53,743	$23,546

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current expense:
Federal	$23,922	$15,734	$5,756
State	4,585	3,551	1,597

	28,507	19,285	7,353
Deferred expense:
Federal	369	1,212	2,113
State	70	199	234

	439	1,411	2,347

	$28,946	$20,696	$9,700

The components of deferred tax assets and liabilities consist of the following for the years presented (in thousands):

	December 31, 2010	December 31, 2009
Deferred tax assets:
State taxes	$1,825	$1,420
Stock option expense	5,995	5,139
Accrued expenses	876	1,126
Non-qualified plan	(97)	(189)
Deferred revenue	1,490	1,710
Interest rate swap	(104)	805
State net operating losses	189	399
Other	1,124	399
Valuation allowance	(12)	(12)

	11,286	10,797

Deferred tax liabilities:
Deferred court costs	(11,674)	(10,892)
Difference in basis of amortizable assets	(5,285)	(4,678)
Difference in basis of depreciable assets	(2,418)	(988)
Differences in income recognition related to receivable portfolios and retained interest	(8,477)	(10,339)
Deferred debt cancellation income	(1,222)	(1,222)
Other	164	342

	(28,912)	(27,777)

Net deferred tax liability	$(17,626)	$(16,980)

The Company has a state tax credit carryforward, as a result of net operating losses, in the amount of $0.2 million that will begin to expire at the end of 2011, if not previously utilized.

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Computed “expected” Federal income tax expense	$27,299	$18,810	$8,241
Increase (decrease) in income taxes resulting from:
State income taxes, net	3,306	2,437	1,236
Foreign non-taxed income	(1,447)	(316)	(199)
Other adjustments, net	(212)	(235)	423
Increase in valuation allowance	—	—	(1)

	$28,946	$20,696	$9,700

The Company has not provided for the United States income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the year ended December 31, 2010, were approximately $4.1 million. Such undistributed earnings are considered permanently reinvested. The Company has not provided for taxes on the undistributed earnings. If the net earnings were to be distributed, it is estimated that taxes in the amount approximated $1.8 million would need to be reflected in the financial statements.

The Company’s subsidiary operating outside of the United States is currently operating under a tax holiday in India. The tax holiday is due to expire on March 31, 2011. If there had been no tax holiday for the year ended December 31, 2010, the Company would have expensed an additional $1.4 million in income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at December 31, 2009	$865
Additions based on tax positions related to current year	198
Reductions for tax positions related to prior years	(309)

Balance at December 31, 2010	$754

As of December 31, 2010, the Company has recorded a net tax benefit for penalties and interest of less than $0.1 million. The penalties and interest are recorded as part of the provision for income taxes.

The Company has gross unrecognized tax benefits of $1.2 million at December 31, 2010, that if recognized, would result in a net tax benefit of $0.8 million and would have a positive effect on the Company’s effective tax rate.

The Company believes that it is reasonably possible that its $1.2 million gross unrecognized tax benefits will significantly decrease within the next 12 months or be eliminated entirely. The gross unrecognized tax benefits relate to the refund of state taxes previously paid. The Company is currently undergoing a state tax audit. The completion of the audit could significantly reduce or eliminate the unrecognized tax benefits. Accordingly, the Company has recorded a reserve on the net unrecognized tax benefits.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years remain subject to examination by federal taxing authorities and the 1999 through 2010 tax years generally remain subject to examination by state tax authorities.

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Year Ended December 31, 2010
	Cost	%
Seller 1	$57,262	15.8%
Seller 2	51,200	14.1%
Seller 3	45,685	12.6%
Seller 4	45,586	12.6%
Seller 5	43,848	12.1%
Other sellers	118,376	32.8%

	$361,957	100.0%
Adjustments(1)	(1,725)

Purchases, net	$360,232

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

On October 18, 2004, Timothy W. Moser, one of the Company’s former officers, filed an action in the United States District Court for the Southern District of California against the Company, and certain individuals, including several of its officers and directors. On February 14, 2005, the Company was served with an amended complaint in this action alleging defamation, intentional interference with contractual relations, breach of contract, breach of the covenant of good faith and fair dealing, intentional and negligent infliction of emotional distress and civil conspiracy arising out of certain statements in the Company’s Registration Statement on Form S-1, originally filed in September 2003, and alleged to be included in the Company’s Registration Statement on Form S-3, originally filed in May 2004. The amended complaint sought injunctive relief, economic and punitive damages in an unspecified amount plus an award of profits allegedly earned by the defendants and alleged co-conspirators as a result of the alleged conduct, in addition to attorney’s fees and costs. On June 1, 2006, the plaintiff filed a second amended complaint in which he amended his claim for negligent infliction of emotional distress. On January 19, 2010, the District Court issued an order granting defendants’ summary judgment motions, dismissed all causes of action against all of the defendants and entered judgment in favor of the defendants. On February 12, 2010, Mr. Moser filed a notice of appeal of the judgment. The parties are in the process of briefing their arguments on appeal, and no date for oral argument has been set.

On September 7, 2005, Mr. Moser filed a related action in the United States District Court for the Southern District of California against Triarc Companies, Inc. (“Triarc”), which at the time was a significant stockholder of the Company, alleging intentional interference with contractual relations and intentional infliction of emotional distress. The case arose out of the same statements made or alleged to have been made in the Company’s Registration Statements referenced above. The amended complaint sought injunctive relief, an order directing Triarc to issue a statement of retraction or correction of the allegedly false statements, economic and punitive damages in an unspecified amount and attorney’s fees and costs. Triarc tendered the defense of this action to the Company, and the Company accepted the defense and will indemnify Triarc, pursuant to the indemnification provisions of the Registration Rights Agreements dated as of October 31, 2000 and February 21, 2002, and the Underwriting Agreements dated September 25, 2004 and January 20, 2005 to which Triarc is a party. This action was also dismissed by the District Court on January 19, 2010. Mr. Moser’s February 12, 2010 appeal also challenges this judgment.

The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, comparable state statutes and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, and / or has made inaccurate assertions of fact in support of its collection actions. A number of these cases are styled as class actions and a class has been certified in several of these cases. Many of these cases present novel issues on which there is no clear legal precedent.

In one such action, captioned Brent v. Midland Credit Management, Inc et. al, filed on May 19, 2008, in the United States District Court for the Northern District of Ohio Western Division, the plaintiff, Andrea Brent, has filed a class action counter-claim against the Company’s subsidiaries Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleges that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. On February 22, 2010, the District Court denied Plaintiff’s attempts to enlarge the case to include a national class of consumers, and ordered the parties to brief issues relating to whether a statewide class should be certified. On November 4, 2010, the court granted in part, and denied in part, plaintiff’s motion for class certification of a statewide class. On February 10, 2011, the parties reached an agreement in principal to settle this lawsuit on a national class basis, subject to entering into a definitive settlement agreement and obtaining court approval after notice to the class. The Company has vigorously denied the claims asserted against it in this matter, but has agreed to the proposed settlement to avoid the burden and expense of continued litigation. Subject to Court approval, settlement awards to eligible class members, as well as fees and costs, will be paid from a settlement fund of approximately $5.2 million. If the number of class members who make claims exceeds a certain level, the total settlement could increase to an amount not to exceed $5.7 million. Of this, approximately $3.5 million is expected to be paid with insurance proceeds. The Company has accrued its portion of the settlement, which resulted in a decrease in net income of approximately $1.0 million and a decrease in fully diluted earnings per share of $0.04 for the year ended December 31, 2010.

The Company is defending a number of additional class action cases which assert, among other things, affidavit claims similar to those asserted in the Brent litigation. Because of the similarities of the claims, the proposed settlement of the Brent case is expected to resolve the affidavit claims in these other cases.

On November 2, 2010 and December 17, 2010 two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that subsidiaries of the Company violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. The Company has filed motions to dismiss or stay these cases, which are currently pending.

There are a number of other lawsuits, claims and counterclaims pending or threatened against the Company. In general, these lawsuits, claims or counterclaims have arisen in the ordinary course of business and involve claims for damages arising from a variety of alleged misconduct or improper reporting of credit information by the Company or its employees or agents.

In addition, from time to time, the Company is subject to various regulatory investigations, inquiries and other actions, relating to its collection activities. These inquiries and other actions include the following:

On January 12, 2011, the Office of the Attorney General of the State of Texas issued a civil investigative demand to the Company to produce documents in an investigation of its methods of collecting consumer debts in the State of Texas and related topics. The Company intends to cooperate fully with the Texas Attorney General in response to this subpoena, subject to applicable law.

On January 6, 2010, the Office of the Attorney General of the State of California, the “California Attorney General,” issued a subpoena to the Company to answer interrogatories and to produce documents in a proceeding entitled In the Matter of the Investigation of Encore Capital Group, Inc., Midland Credit Management, Inc. and Affiliated Persons and Entities concerning its debt collection practices and related topics. The Company has and intends to continue to cooperate fully with the California Attorney General in response to this subpoena, subject to applicable law.

On December 16, 2009, the Federal Trade Commission, or FTC, issued an order directing the Company to submit information about its practices in buying and collecting consumer debt, which the FTC intends to use for a study of the debt-buying industry. The Company is one of nine companies that received such an order from the FTC requesting the production of information for use in the FTC’s study of the industry. The nine companies were described by the FTC as the nation’s largest consumer debt buyers. The order was publicly announced by the FTC on January 5, 2010. The Company believes that it has cooperated fully with the FTC in connection with its study, subject to applicable law.

Some of the matters pending against the Company involve potential compensatory, punitive damage claims, fines or sanctions that, if granted, could require the Company to pay damages or make other expenditures in amounts that could have a material adverse effect on its financial position or results of operations. In certain of these cases, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments or settlements. In accordance with authoritative guidance, the Company has recorded loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated.

Leases

The Company leases office facilities in San Diego, California; Phoenix, Arizona; Arlington, Texas; St. Cloud, Minnesota; and Gurgaon, India. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $4.5 million, $4.3 million and $3.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has capital lease obligations primarily for certain computer equipment. Refer to “Capital Lease Obligations” under Note 8 “Debt” for additional information on the Company’s capital leases. The related amortization expense was $2.4 million, $0.5 million and $0.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under lease obligations consist of the following for the years ending December 31 (in thousands):

	Capital Leases	Operating Leases	Total
2011	$4,250	$4,748	$8,998
2012	2,887	4,206	7,093
2013	1,694	4,071	5,765
2014	—	3,731	3,731
2015	—	3,020	3,020
Thereafter	—	7,132	7,132

Total minimal leases payments	8,831	$26,908	$35,739

Less: Interest	(567)

Present value of minimal lease payments	$8,264

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2010, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $4.1 billion for a purchase price of approximately $144.3 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $1.2 million, $0.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company maintains a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2010, the plan assets and plan liabilities were $0.8 million and $0.7 million, respectively. As of December 31, 2009, the plan assets and plan liabilities were $0.8 million and $0.8 million, respectively. These amounts are included in the Company’s consolidated statements of financial condition in other assets and accrued liabilities. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Self Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2010, the plan had stop loss provisions insuring losses beyond $150,000 per employee per year. Effective January 1, 2009, the Company eliminated the aggregated stop loss provisions. As of December 31, 2010, the Company recorded a reserve for unpaid claims in the amount of $0.3 million in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not reported claims, as of December 31, 2010.

Guarantees

The Company’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements and portfolio purchase and sale agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2010.

Note 13: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Gross collections	$141,267	$156,789	$157,372	$149,181
Revenues	$87,338	$96,231	$97,967	$99,772
Total operating expenses	$65,641	$72,782	$74,265	$71,589
Net income	$10,861	$11,730	$12,290	$14,171
Basic earnings per share	$0.46	$0.49	$0.51	$0.59
Diluted earnings per share	$0.44	$0.47	$0.49	$0.56

2009
Gross collections	$115,233	$122,373	$125,710	$124,476
Revenues	$76,446	$78,035	$80,386	$81,552
Total operating expenses	$60,175	$63,494	$61,525	$64,588
Net income	$8,997	$6,641	$9,004	$8,405
Basic earnings per share	$0.39	$0.29	$0.39	$0.36
Diluted earnings per share	$0.38	$0.28	$0.37	$0.34

Note 14: Subsequent Events

On February 10, 2011, the parties in the matter captioned Brent v. Midland Credit Management, Inc et. al, filed on May 19, 2008, in the United States District Court for the Northern District of Ohio Western Division, reached an agreement in principal to settle this lawsuit on a national class basis, subject to entering into a definitive settlement agreement and obtaining court approval after notice to the class. The Company has vigorously denied the claims asserted against it in this matter, but has agreed to the proposed settlement to avoid the burden and expense of continued litigation. Subject to Court approval, settlement awards to eligible class members, as well as fees and costs, will be paid from a settlement fund of approximately $5.2 million. If the number of class members who make claims exceeds a certain level, the total settlement could increase to an amount not to exceed $5.7 million. Of this, approximately $3.5 million is expected to be paid with insurance proceeds. The Company has accrued its portion of the settlement, which resulted in a decrease in net income of approximately $1.0 million and a decrease in fully diluted earnings per share of $0.04 for the year ended December 31, 2010.

On February 10, 2011, the Company issued an additional $25.0 million in 2011 Senior Secured Notes to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. These 2011 Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2019 with principal amortization beginning in May 2013. Interest on the 2011 Senior Secured Notes is payable quarterly on February 10, May 10, August 10 and November 10 of each year. Principal payments of $1.25 million are payable on May 10, 2013 and on each August 10, November 10, February 10 and May 10 thereafter.

The 2011 Senior Secured Notes are guaranteed in full by certain of the Company’s subsidiaries and are collateralized by all assets of the Company. The 2011 Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the 2011 Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the 2011 Senior Secured Notes upon certain events of default by the Company, including breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If the Company prepays the 2011 Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value shall be 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the revolving credit facility. Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an intercreditor agreement related to collateral, actionable default, powers and duties and remedies, among other topics.

The Company’s revolving credit facility contains an accordion feature, which allows the Company, on or subsequent to closing, at its option, and subject to customary conditions, to request an increase in the facility of up to $100.0 million (not to exceed a total facility of $460.5 million), by obtaining one or more commitments from one or more lenders or other entities with the consent of the administrative agent, but without the consent of any other lenders. On February 11, 2011, the Company obtained an additional $50.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature, thereby increasing its revolving credit facility to $410.5 million from $360.5 million.

EXHIBIT INDEX

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through February 8, 2011 (filed herewith)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

4.7	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

4.9*	Senior Secured Note Purchase Agreement, dated September 20, 2010, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

4.10*	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

Number	Description
10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.6+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.8+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.9+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.11	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.12	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.13	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.14	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

10.15	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

10.16	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.17	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

10.18	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.19	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.20	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.21	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

Number	Description
10.22+	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.23+	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.24	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.26	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.27	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.28	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.29	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.30	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.31	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Number	Description
10.34	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Lease Agreement, dated as of March 24, 2009, between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.36	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.37	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.38	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.39	Sublease, dated as of February 12, 2004, by and between Southwestern Bell Telephone, L.P. and Ascension Capital Group, Inc., as successor in interest to Ascension Capital Group, Ltd., for real property located in Arlington, Texas (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.40	Assignment and Consent to Assignment of Sublease, dated as of August 18, 2005, by and between DBSI Housing, Inc., Ascension Capital Group, Ltd., Encore Capital Group, Inc., Ascension Acquisition, L.P., now known as Ascension Capital Group, Inc., and Southwestern Bell Telephone, L.P. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.41	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.42	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.43	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.44	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010)

10.45	Amendment No. 1 to the Credit Agreement, dated September 20, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.46	Amendment No. 2 to the Credit Agreement, dated September 21, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.47	Lease Deed, dated as of October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (filed herewith)

Number	Description
21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 14, 2011 to the incorporation by reference of their report dated February 14, 2011, in the Company’s Registration Statements on Form S-8 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (furnished herewith)

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.