Form 10-Q
period 2011-03-31
ENCORE CAPITAL GROUP INC
filed 2011-04-27
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2011
Common Stock, $0.01 par value	24,178,419 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$22,375	$10,905
Accounts receivable, net	4,474	3,331
Investment in receivable portfolios, net	648,820	644,753
Deferred court costs, net	34,286	32,158
Property and equipment, net	13,677	13,658
Prepaid income tax	—	1,629
Other assets	13,892	13,301
Goodwill	15,985	15,985
Identifiable intangible assets, net	676	748

Total assets	$754,185	$736,468

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$26,142	$26,539
Income taxes payable	5,475	—
Deferred tax liabilities, net	17,568	17,626
Debt	382,380	385,264
Other liabilities	3,780	4,342

Total liabilities	435,345	433,771

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 24,172 shares and 24,011 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	242	240
Additional paid-in capital	115,367	113,412
Accumulated earnings	202,573	188,894
Accumulated other comprehensive income	658	151

Total stockholders’ equity	318,840	302,697

Total liabilities and stockholders’ equity	$754,185	$736,468

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Revenue from receivable portfolios, net	$105,326	$82,907
Servicing fees and other related revenue	4,977	4,431

Total revenue	110,303	87,338

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	19,040	15,485
Stock-based compensation expense	1,765	1,761
Cost of legal collections	36,509	26,433
Other operating expenses	10,096	9,114
Collection agency commissions	3,914	5,296
General and administrative expenses	10,169	6,879
Depreciation and amortization	1,053	673

Total operating expenses	82,546	65,641

Income from operations	27,757	21,697

Other (expense) income
Interest expense	(5,593)	(4,538)
Other income	116	192

Total other expense	(5,477)	(4,346)

Income before income taxes	22,280	17,351
Provision for income taxes	(8,601)	(6,490)

Net income	$13,679	$10,861

Weighted average shares outstanding:
Basic	24,260	23,494
Diluted	25,451	24,685
Earnings per share:
Basic	$0.56	$0.46
Diluted	$0.54	$0.44

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity	Comprehensive Income
	Shares	Par
Balance at December 31, 2010	24,011	$240	$113,412	$188,894	$151	$302,697	$—

Net income	—	—	—	13,679	—	13, 679	13, 679
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	507	507	507
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	161	2	(1,143)	—	—	(1,141)	—
Stock-based compensation	—	—	1,765	—	—	1,765	—
Tax benefit related to stock-based compensation	—	—	1,333	—	—	1,333	—

Balance at March 31, 2011	24,172	$242	$115,367	$202,573	$658	$318,840	$14,186

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$13,679	$10,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,053	673
Amortization of loan costs and debt discount	440	1,062
Stock-based compensation expense	1,765	1,761
Deferred income tax (benefit) expense	(58)	117
Excess tax benefit from stock-based payment arrangements	(1,343)	(458)
Provision for allowances on receivable portfolios, net	5,498	7,881
Changes in operating assets and liabilities
Other assets	(1,819)	(822)
Deferred court costs	(2,128)	354
Prepaid income tax and income taxes payable	8,437	2,903
Accounts payable, accrued liabilities and other liabilities	(1,889)	(3,804)

Net cash provided by operating activities	23,635	20,528

Investing activities:
Purchases of receivable portfolios	(90,675)	(81,632)
Collections applied to investment in receivable portfolios, net	80,211	50,384
Proceeds from put-backs of receivable portfolios	900	584
Purchases of property and equipment	(630)	(208)

Net cash used in investing activities	(10,194)	(30,872)

Financing activities:
Payment of loan costs	(734)	(4,660)
Proceeds from senior secured notes	25,000	—
Proceeds from notes payable and other borrowings	19,000	35,000
Repayment of notes payable and other borrowings	(46,000)	(22,000)
Proceeds from net settlement of certain call options	—	524
Proceeds from exercise of stock options	297	395
Excess tax benefit from stock-based payment arrangements	1,343	458
Repayment of capital lease obligations	(877)	(186)

Net cash (used in) provided by financing activities	(1,971)	9,531

Net increase (decrease) in cash and cash equivalents	11,470	(813)
Cash and cash equivalents, beginning of period	10,905	8,388

Cash and cash equivalents, end of period	$22,375	$7,575

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,002	$3,516
Cash paid for income taxes	$166	$3,832
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$371	$862

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

The Company expands upon the insights created during its purchasing process when building account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Throughout the Company’s ownership period, it continuously refines this analysis to determine the most effective collection strategy to pursue for each account. After its preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system where the Company first differentiates those consumers who are not able to pay, from those who are. Consumers who the Company believes are financially incapable of making any payments, or are facing extenuating circumstances or hardships (such as medical issues), are serving in the military, or are currently receiving social security as their only means of financial sustenance are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s willingness to pay. Based on that analysis it will pursue collections through letters and / or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are oftentimes offered deep discounts on their obligations, or are presented with payment plans which are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters, and therefore it must then make the difficult decision to pursue collections through legal means.

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

Financial Statement Preparation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2011	2010
Net income available for common shareholders (A)	$13,679	$10,861

Weighted average outstanding shares of common stock (B)	24,260	23,494
Dilutive effect of stock-based awards	1,191	1,191

Common stock and common stock equivalents (C)	25,451	24,685

Earnings per share:
Basic (A/B)	$0.56	$0.46
Diluted (A/C)	$0.54	$0.44

Employee stock options to purchase approximately 39,000 and 210,000 shares of common stock were outstanding during the three months ended March 31, 2011 and 2010, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$683	$—	$683
Foreign exchange contracts	$—	$538	$—	$538
Liabilities
Interest rate swap agreements	$—	$(120)	$—	$(120)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of March 31, 2011, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

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

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of March 31, 2011, the Company has five interest rate swap agreements outstanding with a total notional amount of $125.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

The authoritative guidance requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income (“OCI”). The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective.

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

As of March 31, 2011, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $22.1 million. All outstanding contracts qualified for hedge accounting treatment as of March 31, 2011. The Company estimates that approximately $0.4 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur since the inception of the hedge.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$683	Other assets	$542
Interest rate swaps	Other liabilities	(120)	Other liabilities	(485)
Foreign exchange contracts	Other assets	538	Other assets	209

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of income during the three months ended March 31, 2011 and 2010 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income -Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$506	$470	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign exchange contracts	355	494	Salaries and employee benefits	73	3	Other (expense) income	—	—
Foreign exchange contracts	65	104	General and administrative expenses	18	(1)	Other (expense) income	—	—

Note 5: Stock-Based Compensation

On March 9, 2009, the Board of Directors approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or be subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards, plus the number of shares of stock that were available for future awards under the prior 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefit provided under these plans is compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the three months ended March 31, 2011 was $1.8 million, consistent with total compensation expense during the three months ended March 31, 2010.

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

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Weighted average fair value of options granted	$13.26	$9.70
Risk free interest rate	2.0%	2.3%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	61%	62%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized compensation cost related to stock options as of March 31, 2011, was $4.8 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options, was approximately 2.2 years.

A summary of the Company’s stock option activity as of March 31, 2011, and changes during the three months ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	2,437,062	$0.51 – $20.09	$10.74
Granted	209,000	24.65	24.65
Cancelled/forfeited	—	—	—
Exercised	(59,755)	0.51 – 16.19	4.98

Outstanding at March 31, 2011	2,586,307	$0.51 – $24.65	$12.00	$30,408

Exercisable at March 31, 2011	1,569,414	$0.51 – $20.09	$10.13	$21,260

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $1.2 million and $0.4 million, respectively. As of March 31, 2011, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.2 years and 4.6 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, employees, officers and executives and directors of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2011, 37,662 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of March 31, 2011. The remaining 568,370 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units as of March 31, 2011, and changes during the three months ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	614,370	$13.08
Awarded	197,965	$24.59
Vested	(203,804)	$12.90
Cancelled/forfeited	(2,499)	$16.15

Non-vested at March 31, 2011	606,032	$16.89

Unrecognized compensation expense related to non-vested shares as of March 31, 2011, was $7.5 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.5 years. The fair value of restricted stock units and restricted stock awards vested during the three months ended March 31, 2011 and 2010 was $4.7 million and $1.5 million, respectively.

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

In compliance with the authoritative guidance, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2010	$739,785	$4,274	$744,059
Revenue recognized, net	(101,709)	(3,617)	(105,326)
Net additions to existing portfolios	18,715	2,948	21,663
Additions for current purchases	93,098	—	93,098

Balance at March 31, 2011	$749,889	$3,605	$753,494

During the three months ended March 31, 2011, the Company purchased receivable portfolios with a face value of $2.9 billion for $90.7 million, or a purchase cost of 3.1% of face value. The estimated future collections at acquisition for these portfolios amounted to $178.4 million. During the three months ended March 31, 2010, the Company purchased receivable portfolios with a face value of $2.1 billion for $81.6 million, or a purchase cost of 3.8% of face value. The estimated future collections at acquisition for these portfolios amounted to $173.3 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2011 and 2010, approximately $3.0 million and $2.1 million, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	90,675	—	—	90,675
Gross collections(1)	(187,417)	—	(3,617)	(191,034)
Put-backs and recalls(2)	(900)	—	—	(900)
Revenue recognized(3)	107,804	—	3,020	110,824
(Portfolio allowances) portfolio allowance reversals, net	(6,095)	—	597	(5,498)

Balance, end of period	$648,820	$—	$—	$648,820

Revenue as a percentage of collections (4)	57.5%	0.0%	83.5%	58.0%

	Three Months Ended March 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	81,632	—	—	81,632
Gross collections(1)	(139,084)	(31)	(2,057)	(141,172)
Put-backs and recalls(2)	(584)	—	—	(584)
Revenue recognized(3)	88,732	—	2,056	90,788
(Portfolio allowances) portfolio allowance reversals, net	(7,882)	—	1	(7,881)

Balance, end of period	$549,180	$480	$—	$549,660

Revenue as a percentage of collections (4)	63.8%	0.0%	100.0%	64.3%

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance at beginning of period	$98,671	$76,462
Provision for portfolio allowances	6,095	9,730
Reversal of prior allowance	(597)	(1,849)

Balance at end of period	$104,169	$84,343

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended March 31,
	2011	2010
Collection sites	$88,541	$65,804
Legal collections	88,488	57,173
Collection agencies	13,990	17,752
Other	54	538

	$191,073	$141,267

Note 7: Deferred Court Costs, Net

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2011	December 31, 2010
Court costs advanced	$204,333	$194,612
Court costs recovered	(51,836)	(49,215)
Court costs reserve	(118,211)	(113,239)

	$34,286	$32,158

Note 8: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Debt issuance costs, net of amortization	$5,580	$5,286
Prepaid expenses	4,769	5,052
Security deposit—building lease	1,458	1,370
Deferred compensation assets	798	776
Other	1,287	817

	$13,892	$13,301

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 9: Debt

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2011	December 31, 2010
Revolving credit facility	$300,000	$327,000
Senior secured notes	75,000	50,000
Capital lease obligations and other	7,380	8,264

	$382,380	$385,264

Revolving Credit Facility

On February 11, 2011, the Company obtained an additional $50.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature, thereby increasing its revolving credit facility to $410.5 million from $360.5 million.

Loan fees and other loan costs associated with the above transactions amounted to approximately $0.3 million during the three months ended March 31, 2011. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

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

At March 31, 2011, of the $410.5 million borrowing capacity, the outstanding balance on the revolving credit facility was $300.0 million, which bore a weighted average interest rate of 4.61%. The aggregate borrowing base was $345.7 million, of which $45.7 million was available for future borrowings.

Subject to compliance with the revolving credit facility, the Company is authorized by its Board of Directors to repurchase up to $50.0 million of its common stock.

Senior Secured Notes

On February 10, 2011, the Company issued an additional $25.0 million in senior secured notes (“2011 Senior Secured Notes”) to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. These 2011 Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2019 with principal amortization beginning in May 2013. Interest on the 2011 Senior Secured Notes is payable quarterly on February 10, May 10, August 10 and November 10 of each year. Principal payments of $1.25 million are payable on May 10, 2013 and on each August 10, November 10, February 10 and May 10 thereafter. Loan fees and other loan costs associated with the above transactions were approximately $0.4 million during the three months ended March 31, 2011. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

In addition to the above, the Company had $50.0 million outstanding in senior secured notes (the “2010 Senior Secured Notes”) payable to certain affiliates of Prudential Capital Group. The 2010 Senior Secured Notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. Interest on the 2010 Senior Secured Notes is payable quarterly on March 17, June 17, September 17 and December 17 of each year. Principal payments of $2.5 million are payable on December 17, 2012 and on each March 17, June 17, September 17 and December 17 thereafter.

The 2010 and 2011 Senior Secured Notes are guaranteed in full by certain of the Company’s subsidiaries and are collateralized by all assets of the Company. The 2010 and 2011 Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the 2010 and 2011 Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the 2010 and 2011 Senior Secured Notes upon certain events of default by the Company, including breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If the Company prepays the 2010 or 2011 Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value will be 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the revolving credit facility.

Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an inter-creditor agreement related to collateral, actionable default, powers and duties and remedies, among other topics.

Pursuant to Securities and Exchange Commission rules, the Company has concluded that separate financial statements or condensed consolidating financial information are not required, as the guarantees related to the senior secured notes are full and unconditional and joint and severable, and the subsidiary of the parent company other than the subsidiary guarantors is minor.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of March 31, 2011, the Company’s combined obligations for these computer equipment leases were approximately $6.3 million. These lease obligations require monthly or quarterly payments through March 2014 and have implicit interest rates that range from zero to approximately 7.7%.

Note 10: Income Taxes

The Company recorded an income tax provision of $8.6 million, reflecting an effective rate of 38.6% of pretax income during the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2011 consists primarily of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.7%, and a net benefit for the permanent book versus tax differences of 0.8%.

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

The increase in the overall effective tax rate from March 31, 2010 to March 31, 2011 was primarily attributable to an increase in the effective tax rate in India. The Company’s operations in India benefited from a tax holiday, which expired on March 31, 2011. Accounting guidance requires the impact of the expiration of the tax holiday to be spread throughout the year ended December 31, 2011. Accordingly, the impact of the expiration was reflected in the March 31, 2011 quarterly rate.

As of March 31, 2011, the Company had a gross unrecognized tax benefit of $1.2 million that, if recognized, would result in a net tax benefit of approximately $0.8 million and would have a positive effect on the Company’s effective tax rate. During the three months ended March 31, 2011, there were no material changes to the unrecognized tax benefit.

During the three months ended March 31, 2011, the Company did not provide for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary during the three months ended March 31, 2011, were approximately $1.9 million. Such undistributed earnings are considered permanently reinvested.

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Three Months Ended March 31, 2011
	Cost	%
Seller 1	$22,254	24.5%
Seller 2	19,339	21.3%
Seller 3	18,428	20.3%
Seller 4	10,006	11.0%
Seller 5	7,608	8.4%
Other sellers	13,040	14.5%

	$90,675	100.0%
Adjustments(1)	(2)

Purchases, net	$90,673

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

On November 2, 2010 and December 17, 2010 two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that the Company’s subsidiaries violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. In December 2010 and January 2011, the Company filed motions to dismiss or stay these cases. On April 13, 2011, those motions were denied.

The Company is involved in disputes and legal actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, comparable state statutes, state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, and / or has made inaccurate assertions of fact in support of its collection actions. These cases are frequently styled as putative class actions.

In addition, from time to time, the Company is subject to various regulatory investigations, inquiries and other actions, relating to its collection activities.

On March 28, 2011, the Office of the Attorney General of the State of Minnesota filed a motion in the United States District Court for the Northern District of Ohio, seeking clarification of an order granting preliminary injunction against parallel litigation (“Order”) issued by that Court in connection with the case captioned Brent v. Midland Credit Management, Inc et. Al. The Minnesota Attorney General sought a ruling clarifying that the Order did not prevent it from filing a complaint against the Company in Minnesota state court concerning its debt collection practices and related topics. The Company intends to cooperate fully with the Minnesota Attorney General in response to any complaint that might be filed, subject to applicable law.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments or settlements. In accordance with authoritative guidance, the Company has recorded loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2011, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $4.7 billion for a purchase price of approximately $137.0 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in this Quarterly Report on Form 10-Q under “Part II, Item 1A. Risk Factors,” could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

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

Collection seasonality can also impact our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (like the fourth calendar quarter), revenue as a percentage of collections can be higher than in quarters with higher collections (like the first calendar quarter).

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher, as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with stronger collections and higher costs (like the first calendar quarter), all else being equal, earnings could be lower than in quarters with slower collections and lower costs (like the fourth calendar quarter).

Market Overview

While there has been improvement in macroeconomic indicators during the last twelve months, including stronger manufacturing and corporate profit metrics, a broad economic recovery has yet to fully materialize for the U.S. consumer. Minimal job growth, uncertainty over state and federal taxes and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels. Within the credit card space, we see mixed signals. Although charge-off rates remain at historic highs, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosures, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic uncertainty through the first quarter of 2011, most of our internal collection metrics were consistent with, or better than, what we observed during the same period in 2009 and 2010. To illustrate, payer rates and average payment size, adjusted for changes in the mix of settlements-in-full versus payment plans, remained constant. However, more of our consumers are opting to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

The rate at which consumers are honoring their obligations and completing their payment plans has continued to increase over the last twelve months. We believe this is the result of two factors: our commitment to partner effectively with consumers during their recovery process and the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case, and in those instances where we are unable to do so, we experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis – Revenue” below for a more detailed explanation of the provision for portfolio allowances.

Throughout the credit crisis, we strategically invested in receivable portfolio as credit card charge-offs increased to historic levels and we believe that some of our competitors were (i) caught owning receivables with low yields as a result of purchasing certain portfolios at elevated pricing levels between 2005 and 2008 and (ii) faced with constrained access to capital to fund portfolio purchases due to depressed capital markets. These dynamics resulted in a supply-demand gap that dramatically reduced pricing of available portfolios, beginning in early 2009. For example, prices for freshly charged-off assets (i.e., receivables sold within thirty days of charge-off by the credit issuers) declined from a range of 8% - 13% in 2008 to a range of 5% - 9% in 2009 and early 2010. Similar price reductions were apparent across a broad range of defaulted consumer receivable asset classes (including credit cards and other consumer loans), balance ranges and ages. After such a dramatic decline, pricing has started to increase, but remains favorable when compared to 2005 through 2008 levels. In response to the price declines in 2009 and early 2010, some issuers opted not to sell all of their receivable portfolio and instead, pursued internal liquidation strategies or partnered with third party agencies. We believe that as pricing increases, these issuers will sell a greater percentage of their charged-off portfolios.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivables portfolios we purchased for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Credit card	$87,991	$81,632
Consumer bankruptcy receivables(1)	1,448	—
Telecom	1,236	—

	$90,675	$81,632

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the three months ended March 31, 2011, we invested $90.7 million for portfolios, primarily for charged-off credit card, bankruptcy and telecom portfolios, with face values aggregating $2.9 billion, for an average purchase price of 3.1% of face value. This is a $9.1 million increase, or 11.2%, in the amount invested, compared with the $81.6 million invested during the three months ended March 31, 2010, to acquire charged-off credit card portfolios with a face value aggregating $2.1 billion, for an average purchase price of 3.8% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

During the three months ended March 31, 2011 and 2010, we utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2011	2010
Collection sites	$88,541	$65,804
Legal collections	88,488	57,173
Collection agencies	13,990	17,752
Other	54	538

	$191,073	$141,267

Gross collections increased $49.8 million, or 35.3%, to $191.1 million during the three months ended March 31, 2011, from $141.3 million during the three months ended March 31, 2010. A portion of our collections come from the weekly remittances we receive from our law firm and agency partners. Typically there are 13 remittances in each quarter, however, there were only 12 remittances during the three months ended March 31, 2010. As a result, our collections during the three months ended March 31, 2010 were negatively affected by the one fewer weekly remittance.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
Revenue
Revenue from receivable portfolios, net	$105,326	95.5%	$82,907	94.9%
Servicing fees and related revenue	4,977	4.5%	4,431	5.1%

Total revenue	110,303	100.0%	87,338	100.0%

Operating expenses
Salaries and employee benefits	19,040	17.3%	15,485	17.7%
Stock-based compensation expense	1,765	1.6%	1,761	2.0%
Cost of legal collections	36,509	33.1%	26,433	30.3%
Other operating expenses	10,096	9.1%	9,114	10.4%
Collection agency commissions	3,914	3.5%	5,296	6.1%
General and administrative expenses	10,169	9.2%	6,879	7.9%
Depreciation and amortization	1,053	1.0%	673	0.8%

Total operating expenses	82,546	74.8%	65,641	75.2%

Income from operations	27,757	25.2%	21,697	24.8%

Other (expense) income
Interest expense	(5,593)	(5.1)%	(4,538)	(5.2)%
Other income	116	0.1%	192	0.2%

Total other expense	(5,477)	(5.0)%	(4,346)	(5.0)%

Income before income taxes	22,280	20.2%	17,351	19.8%
Provision for income taxes	(8,601)	(7.8)%	(6,490)	(7.4)%

Net income	$13,679	12.4%	$10,861	12.4%

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2011					As of March 31, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Portfolio Allowance) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$3,617	$3,020	83.5%	$597	2.7%	$—	—
2004	1,103	180	16.3%	—	0.2%	242	6.6%
2005	5,471	2,741	50.1%	(603)	2.5%	13,983	5.6%
2006	5,313	4,145	78.0%	(2,481)	3.7%	25,241	5.1%
2007	13,458	8,718	64.8%	(1,463)	7.9%	31,936	7.4%
2008	26,425	14,981	56.7%	(1,548)	13.5%	86,797	5.2%
2009	49,666	29,310	59.0%	—	26.4%	127,439	6.8%
2010	77,719	43,119	55.5%	—	38.9%	276,479	4.8%
2011	8,262	4,610	55.8%	—	4.2%	86,703	3.6%

Total	$191,034	$110,824	58.0%	$(5,498)	100.0%	$648,820	5.2%

	Three Months Ended March 31, 2010					As of March 31, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Portfolio Allowance) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$2,056	$2,056	100.0%	$1	2.3%	$—	—
2002	254	—	0.0%	254	0.0%	—	—
2003	1,477	533	36.1%	703	0.6%	388	31.0%
2004	2,140	1,079	50.4%	167	1.2%	3,704	8.0%
2005	7,663	4,944	64.5%	(771)	5.4%	27,314	5.6%
2006	7,425	6,263	84.4%	(4,322)	6.9%	38,543	5.1%
2007	20,888	12,543	60.0%	(892)	13.8%	59,493	6.2%
2008	35,141	23,071	65.7%	(3,021)	25.4%	142,690	5.0%
2009	55,787	37,001	66.3%	—	40.8%	200,951	5.7%
2010	8,341	3,298	39.5%	—	3.6%	76,577	3.8%

Total	$141,172	$90,788	64.3%	$(7,881)	100.0%	$549,660	5.3%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

Total revenue was $110.3 million during the three months ended March 31, 2011, an increase of $23.0 million, or 26.3%, compared to total revenue of $87.3 million during the three months ended March 31, 2010. Portfolio revenue was $105.3 million during the three months ended March 31, 2011, an increase of $22.4 million, or 27.0%, compared to portfolio revenue of $82.9 million during the three months ended March 31, 2010. The increase in portfolio revenue during the three months ended March 31, 2011, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. During the three months ended March 31, 2011, we recorded a net portfolio allowance provision of $5.5 million, compared to a net portfolio allowance provision of $7.9 million in the same period of the prior year. The net provision for portfolio allowances for the three months ended March 31, 2011 and 2010 was largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressure on the consumer due to a weak economy, changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension was $4.9 million during the three months ended March 31, 2011, an increase of $0.5 million, or 10.7%, compared to revenue of $4.4 million during the three months ended March 31, 2010.

Operating Expenses

Total operating expenses were $82.5 million during the three months ended March 31, 2011, an increase of $16.9 million, or 25.8%, compared to total operating expenses of $65.6 million during the three months ended March 31, 2010.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $3.6 million, or 20.6%, to $20.8 million during the three months ended March 31, 2011, from $17.2 million during the three months ended March 31, 2010. The increase was primarily the result of increases in headcount and related compensation expense to support our growth. Stock-based compensation expense remained consistent at $1.8 million during the three months ended March 31, 2011 and 2010.

Cost of legal collections

The cost of legal collections increased $10.1 million, or 38.1%, to $36.5 million during the three months ended March 31, 2011, compared to $26.4 million during the three months ended March 31, 2010. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $31.3 million, or 54.8%, in gross collections through our legal channel. Gross legal collections were $88.5 million during the three months ended March 31, 2011, up from $57.2 million collected during the three months ended March 31, 2010. The cost of legal collections decreased as a percentage of gross collections through this channel to 41.3% during the three months ended March 31, 2011 from 46.2% during the same period in the prior year. This decrease was primarily due to a decrease in the commissions we pay our contracted attorneys and an improvement in our court cost recovery rate.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended March 31,
	2011		2010
Collections	$88,488	100.0%	$57,173	100.0%

Court costs advanced	$23,299	26.3%	$13,321	23.3%
Court costs deferred	(11,591)	(13.1)%	(4,789)	(8.4)%

Court cost expense(1)	11,708	13.2%	8,532	14.9%
Commissions	24,307	27.5%	17,280	30.2%
Other(2)	494	0.6%	621	1.1%

Total Costs	$36,509	41.3%	$26,433	46.2%

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

Other operating expenses

Other operating expenses increased $1.0 million, or 10.8%, to $10.1 million during the three months ended March 31, 2011, from $9.1 million during the three months ended March 31, 2010. The increase was primarily the result of an increase of $0.5 million in direct mail campaign expenses, an increase of $0.5 million in temporary services, and a net increase in various other operating expenses of $0.6 million, all to support our growth. The increase was offset by a decrease of $0.4 million in media-related expenses and a decrease of $0.2 million in telephone number tracing expenses.

Collection agency commissions

During the three months ended March 31, 2011, we incurred $3.9 million in commissions to third party collection agencies, or 28.0%, of the related gross collections of $14.0 million, compared to $5.3 million in commissions, or 29.8%, of the related gross collections of $17.8 million during the three months ended March 31, 2010. The decrease in commissions was due to the decrease in collections through this channel and a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts and consumer bankruptcy receivable accounts have a lower commission rate than consumer credit card receivable accounts and accounts that have been charged off for a longer period of time. During the three months ended March 31, 2011, we placed more consumer bankruptcy receivable accounts with our agencies as compared to the same period in the prior year.

General and administrative expenses

General and administrative expenses increased $3.3 million, or 47.8%, to $10.2 million during the three months ended March 31, 2011, from $6.9 million during the three months ended March 31, 2010. The increase was primarily the result of an increase of $1.9 million in corporate legal expenses, an increase of $0.4 million related to costs for the public offering from selling stockholders, and an increase in other general and administrative expenses of $1.0 million.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended March 31,
	2011					2010
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$88,541	$7,046	(1)	8.0%	3.7%	$65,804	$6,022	(1)	9.2%	4.3%
Legal networks	88,488	36,509		41.3%	19.1%	57,173	26,433		46.2%	18.7%
Collection agency outsourcing	13,990	3,914		28.0%	2.0%	17,752	5,296		29.8%	3.7%
Other collections	54	—		—	—	538	—		—	—
Other indirect costs(2)	—	28,993		—	15.2%	—	22,818		—	16.2%

Total	$191,073	$76,462	(3)		40.0%	$141,267	$60,569	(3)		42.9%

(1)	Represents only account manager salaries, variable compensation and employee benefits.

(2)	Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.

(3)

Represents all operating expenses excluding stock-based compensation expense and bankruptcy servicing expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing expenses to GAAP total operating expenses in the table below.

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing expenses to GAAP total operating expenses (in thousands):

	Three Months Ended March 31,
	2011	2010
GAAP total operating expenses, as reported	$82,546	$65,641
Stock-based compensation expense	(1,765)	(1,761)
Bankruptcy servicing expenses	(4,319)	(3,311)

During the three months ended March 31, 2011, cost per dollar collected decreased by 290 basis points to 40.0% of gross collections from 42.9% of gross collections during the three months ended March 31, 2010. This decrease was primarily due to cost improvement across all of our channels as follows:

•

The cost from our collection sites, which includes account manager salaries, variable compensation and employee benefits, as a percentage of our site collections, decreased to 8.0% from 9.2%. The decrease was primarily due to a continued shift in collections from the United States to India.

•

Collection agency commissions as a percentage of our collection agency collections decreased to 28.0% from 29.8%. The decrease was due to a decrease in the commission rate paid to third party agencies. The decrease in our commission rate was a result of change in the mix of accounts placed into this channel. Generally, freshly charged-off accounts and consumer bankruptcy receivable accounts have a lower commission rate than consumer credit card receivable accounts and accounts that have been charged off for a longer period of time. During the three months ended March 31, 2011, we placed more consumer bankruptcy receivable accounts with our agencies as compared to the same period in the prior year. In addition, we continue to shift collections from third party agencies to our collection sites, which have a lower cost to collect. Agency collections during the three months ended March 31, 2011 represented 7.3% of total collections compared to 12.6% of collections during the three months ended March 31, 2010.

•

Other costs, not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization, decreased as a percentage of total collection to 15.2% from 16.2%.

•

Cost of legal collections as a percent of legal collections decreased to 41.3% from 46.2%. This decrease was primarily due to a decrease in the commissions we pay our contracted attorneys and an improvement in our court cost recovery rate.

Interest Expense

Interest expense increased $1.1 million, or 23.2%, to $5.6 million during the three months ended March 31, 2011, from $4.5 million during the three months ended March 31, 2010.

The following table summarizes our interest expense (in thousands):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Stated interest on debt obligations	$5,153	$3,476	$1,677	48.2%
Amortization of loan fees and other loan costs	440	384	56	14.6%
Amortization of debt discount—convertible notes	—	678	(678)	(100.0)%

Total interest expense	$5,593	$4,538	$1,055	23.2%

Stated interest on debt obligation, including amortization of debt discount, increased $1.0 million during the three months ended March 31, 2011, compared to the same period of the prior year, primarily due to an increase in our outstanding loan balances.

Provision for Income Taxes

During the three months ended March 31, 2011, we recorded an income tax provision of $8.6 million, reflecting an effective rate of 38.6% of pretax income. The effective tax rate for the three months ended March 31, 2011 consists primarily of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.7%, and a net benefit of permanent book versus tax differences of 0.8%.

During the three months ended March 31, 2010, we recorded an income tax provision of $6.5 million, reflecting an effective rate of 37.4% of pretax income. Our effective tax rate for the three months ended March 31, 2010 differed from the federal statutory rate, primarily due to the net effect of state taxes and the effect of permanent book versus tax differences.

The increase in our overall effective tax rate from March 31, 2010 to March 31, 2011 was primarily attributable to an increase in the effective tax rate in India. Our operations in India benefited from a tax holiday, which expired on March 31, 2011. Accounting guidance requires the impact of the expiration of the tax holiday to be spread throughout the year ended December 31, 2011. Accordingly, the impact of the expiration was reflected in the March 31, 2011 quarterly rate.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase			Cumulative Collections through March 31, 2011
	Purchase Price(1)		<2005	2005	2006	2007	2008	2009	2010	2011	Total(2)	CCM(3)
<2005	$385,479	(4)	$749,791	$224,620	$164,211	$85,333	$45,893	$27,708	$19,986	$4,352	$1,321,894	3.4
2005	192,585		—	66,491	129,809	109,078	67,346	42,387	27,210	5,510	447,831	2.3
2006	141,029		—	—	42,354	92,265	70,743	44,553	26,201	5,316	281,432	2.0
2007	204,114		—	—	—	68,048	145,272	111,117	70,572	13,460	408,469	2.0
2008	227,885		—	—	—	—	69,049	165,164	127,799	26,645	388,657	1.7
2009	253,449		—	—	—	—	—	96,529	206,773	49,738	353,040	1.4
2010	359,843		—	—	—	—	—	—	125,853	77,752	203,605	0.6
2011	90,355		—	—	—	—	—	—	—	8,262	8,262	0.1

Total	$1,854,739		$749,791	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$191,035	$3,413,190	1.8

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2011, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2011 – collections as a multiple of purchase price.

(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2005	$385,479	(3)	$1,321,894	$1,064	$1,322,958	3.4
2005	192,585		447,831	20,669	468,500	2.4
2006	141,029		281,432	45,824	327,256	2.3
2007	204,114		408,469	73,553	482,022	2.4
2008	227,885		388,657	176,645	565,302	2.5
2009	253,449		353,040	301,902	654,942	2.6
2010	359,843		203,605	607,146	810,751	2.3
2011	90,355		8,262	175,510	183,772	2.0

Total	$1,854,739		$3,413,190	$1,402,313	$4,815,503	2.6

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through March 31, 2011, excluding collections on behalf of others.

(3)	From inception through December 31, 2004.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2011	2012	2013	2014	2015	2016	2017	2018	Total
<2005(1)	$1,064	$—	$—	$—	$—	$—	$—	$—	$1,064
2005	13,779	6,873	17	—	—	—	—	—	20,669
2006	17,259	19,277	9,288	—	—	—	—	—	45,824
2007	28,071	25,878	14,727	4,877	—	—	—	—	73,553
2008	62,099	55,190	34,010	18,706	6,640	—	—	—	176,645
2009	104,544	100,485	51,089	27,568	13,287	4,929	—	—	301,902
2010	158,789	193,283	116,871	68,082	39,473	21,868	8,780	—	607,146
2011	36,091	57,136	36,737	20,974	12,681	7,027	4,412	452	175,510

Total	$421,696	$458,122	$262,739	$140,207	$72,081	$33,824	$13,192	$452	$1,402,313

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2011	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2004	$242	$101,320	0.2%	0.0%
2005	13,983	192,585	7.3%	2.2%
2006	25,241	141,029	17.9%	3.9%
2007	31,936	204,114	15.6%	4.9%
2008	86,797	227,885	38.1%	13.4%
2009	127,439	253,449	50.3%	19.6%
2010	276,479	359,843	76.8%	42.6%
2011	86,703	90,355	96.0%	13.4%

Total	$648,820	$1,570,580	41.3%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended March 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	90,675	—	—	90,675
Gross collections(1)	(187,417)	—	(3,617)	(191,034)
Put-backs and recalls	(900)	—	—	(900)
Revenue recognized(2)	107,804	—	3,020	110,824
(Portfolio allowances) portfolio allowance reversal, net	(6,095)	—	597	(5,498)

Balance, end of period	$648,820	$—	$—	$648,820

Revenue as a percentage of collections (3)	57.5%	0.0%	83.5%	58.0%

	Three Months Ended March 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	81,632	—	—	81,632
Gross collections(1)	(139,084)	(31)	(2,057)	(141,172)
Put-backs and recalls	(584)	—	—	(584)
Revenue recognized(2)	88,732	—	2,056	90,788
(Portfolio allowances) portfolio allowance reversal, net	(7,882)	—	1	(7,881)

Balance, end of period	$549,180	$480	$—	$549,660

Revenue as a percentage of collections (3)	63.8%	0.0%	100.0%	64.3%

(1)	Does not include amounts collected on behalf of others.

(2)	Includes retained interest.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of March 31, 2011, we had $648.8 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2011(1)	$151,991
2012	218,057
2013	135,090
2014	72,230
2015	39,188
2016	21,098
2017	10,738
2018	428

Total	$648,820

(1)	2011 amount consists of nine months data from April 1, 2011 to December 31, 2011.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2011	2010
Collection sites	$88,541	$65,804
Legal collections	88,488	57,173
Collection agencies	13,990	17,752
Other	54	538

	$191,073	$141,267

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended March 31,				Collection Agencies Three Months Ended March 31,
	2011		2010		2010		2010
Collections	$88,488	100.0%	$57,173	100.0%	$13,990	100.0%	$17,752	100.0%

Commissions	$24,307	27.5%	$17,280	30.2%	$3,914	28.0%	$5,296	29.8%
Court cost expense(1)	11,708	13.2%	8,532	14.9%	—	—	—	—
Other(2)	494	0.6%	621	1.1%	—	—	—	—

Total Costs	$36,509	41.3%	$26,433	46.2%	$3,914	28.0%	$5,296	29.8%

(1)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist primarily of costs related to counter claims and legal network subscription fees.

Legal Outsourcing Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$1,603	$306	$77,254
2004	—	23,455	37,674	21,676	12,029	5,840	3,665	2,811	595	107,745
2005	—	—	21,694	40,762	22,152	10,582	6,226	4,740	1,009	107,165
2006	—	—	—	39,395	82,740	43,303	22,527	14,148	3,063	205,176
2007	—	—	—	—	41,958	80,211	44,321	24,067	4,443	195,000
2008	—	—	—	—	—	47,320	110,868	64,998	11,254	234,440
2009	—	—	—	—	—	—	40,856	92,124	18,294	151,274
2010	—	—	—	—	—	—	—	60,706	46,104	106,810
2011	—	—	—	—	—	—	—	—	3,037	3,037

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$67	$9	$4,237
2004	—	2,509	2,937	1,087	406	223	153	147	21	7,483
2005	—	—	3,271	4,426	859	356	218	224	37	9,391
2006	—	—	—	10,158	10,291	1,829	407	617	131	23,433
2007	—	—	—	—	15,357	11,952	1,178	719	148	29,354
2008	—	—	—	—	—	19,322	15,842	2,562	366	38,092
2009	—	—	—	—	—	—	17,009	11,998	733	29,740
2010	—	—	—	—	—	—	—	27,121	10,101	37,222
2011	—	—	—	—	—	—	—	—	1,925	1,925

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$465	$85	$24,147
2004	—	7,273	12,060	6,653	3,498	1,690	1,063	827	167	33,231
2005	—	—	6,725	12,108	6,364	3,036	1,792	1,388	284	31,697
2006	—	—	—	11,451	23,659	12,370	6,464	4,120	861	58,925
2007	—	—	—	—	11,845	22,927	12,697	7,040	1,265	55,774
2008	—	—	—	—	—	13,678	31,794	18,926	3,170	67,568
2009	—	—	—	—	—	—	11,476	26,110	5,024	42,610
2010	—	—	—	—	—	—	—	16,881	12,695	29,576
2011	—	—	—	—	—	—	—	—	789	789

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	30.7%	36.7%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	31.6%	37.8%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	31.8%	38.3%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.4%	40.1%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	31.8%	43.7%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.4%	45.1%
2009	—	—	—	—	—	—	69.7%	41.4%	31.5%	47.8%
2010	—	—	—	—	—	—	—	72.5%	49.4%	62.5%
2011	—	—	—	—	—	—	—	—	89.4%	89.4%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of March 31,
	2011		2010
	U.S.	India	U.S.	India
General & Administrative	394	265	342	200
Account Manager	230	958	216	757
Bankruptcy Specialist	102	100	63	60

	726	1,323	621	1,017

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended March 31,
	2011	2010
Gross collections – collection sites	$88,541	$65,804
Average active account managers	1,142	938
Collections per average active account manager	$77.5	$70.2

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended March 31,
	2011	2010
Gross collections – collection sites	$88,541	$65,804
Total hours paid	525	439
Collections per hour paid	$168.6	$149.9

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended March 31,
	2011	2010
Gross collections – collection sites	$88,541	$65,804
Direct cost(1)	$7,046	$6,022
Cost per dollar collected	8.0%	9.2%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended March 31,
	2011	2010
Portfolio Purchasing and Collecting Activities
Collections related	$7,046	$6,022
General & administrative	9,621	7,586

Subtotal	16,667	13,608
Bankruptcy Services	2,373	1,877

	$19,040	$15,485

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2008	647	$1,199,703	$47,902	$2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—
Q3 2010	1,101	2,616,678	77,889	—
Q4 2010	1,206	3,882,646	119,100	—
Q1 2011	1,243	2,895,805	90,675	—

(1)

Allocation of the forward flow asset to the cost basis of receivable portfolio purchases. In July 2008, we ceased forward flow purchases from Jefferson Capital due to an alleged breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. In September 2009, we settled our dispute with Jefferson Capital.

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$23,635	$20,528
Net cash used in investing activities	(10,194)	(30,872)
Net cash (used in) provided by financing activities	(1,971)	9,531

On February 11, 2011, we obtained an additional $50.0 million in commitments from lenders and exercised a portion of our $100.0 million accordion feature, thereby increasing our revolving credit facility to $410.5 million from $360.5 million. See Note 9 “Debt” to our unaudited condensed consolidated financial statements for a further discussion of our debt.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our revolving credit facility.

On February 10, 2011, we issued an additional $25.0 million in senior secured notes to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. The notes bear an annual interest rate of 7.375% and mature in 2019 with principal amortization beginning in May 2013. The proceeds from the notes were primarily used to reduce aggregate outstanding borrowings under our revolving credit facility. Available capacity under the revolving credit facility, subject to borrowing base and applicable debt covenants, was $110.5 million as of March 31, 2011.

Operating Cash Flows

Net cash provided by operating activities was $23.6 million and $20.5 million during the three months ended March 31, 2011 and 2010, respectively.

Cash provided by operating activities during the three months ended March 31, 2011, was primarily related to net income of $13.7 million and $5.5 million in a non-cash add back related to the net provision for allowance on our receivable portfolios. Cash provided by operating activities during the three months ended March 31, 2010, was primarily attributable to net income of $10.9 million and $7.9 million in a non-cash add back related to the net provision for allowance on our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $10.2 million and $30.9 million during the three months ended March 31, 2011 and 2010, respectively.

The cash flows used in investing activities during the three months ended March 31, 2011, were primarily related to receivable portfolio purchases of $90.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $80.2 million. The cash flows used in investing activities during the three months ended March 31, 2010, were primarily related to receivable portfolio purchases of $81.6 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $50.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $0.6 million and $0.2 million for three months ended March 31, 2011 and 2010, respectively.

Financing Cash Flows

Net cash used in financing activities was $2.0 million during the three months ended March 31, 2011 and net cash provided by financing activities was $9.5 million during the three months ended March 31, 2010.

The cash used in financing activities during the three months ended March 31, 2011, reflects $46.0 million in repayments of amounts outstanding under our line of credit, offset by $19.0 million in borrowings under our line of credit agreement and $25.0 million in borrowings under our senior secured notes. The cash provided by financing activities during the three months ended March 31, 2010, reflects $22.0 million in repayments of amounts outstanding under our line of credit, offset by $35.0 million in borrowings under our line of credit.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our convertible notes, we have achieved 37 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $22.4 million as of March 31, 2011, our access to the capital markets and availability under our revolving credit facility, which expires in December 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. At March 31, 2011, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Interest Rate. At March 31, 2011, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and accordingly, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act are effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 2, 2010 and December 17, 2010 two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that our subsidiaries violated the Telephone Consumer Protection Act (“TCPA”) by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. In December 2010 and January 2011, we filed motions to dismiss or stay these cases. On April 13, 2011, those motions were denied.

We are involved in disputes and legal actions from time to time in the ordinary course of our business. We, along with others in our industry, are routinely subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, comparable state statutes, state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, and/or have made inaccurate assertions of fact in support of our collection actions. These cases are frequently styled as putative class actions.

In addition, from time to time, we are subject to various regulatory investigations, inquiries and other actions, relating to our collection activities.

On March 28, 2011, the Office of the Attorney General of the State of Minnesota filed a motion in the United States District Court for the Northern District of Ohio, seeking clarification of an order granting preliminary injunction against parallel litigation (“Order”) issued by that Court in connection with the case captioned Brent v. Midland Credit Management, Inc et. Al. The Minnesota Attorney General sought a ruling clarifying that the Order did not prevent it from filing a complaint against us in Minnesota state court concerning our debt collection practices and related topics. We intend to cooperate fully with the Minnesota Attorney General in response to any complaint that might be filed, subject to applicable law.

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments or settlements. In accordance with authoritative guidance, we have recorded loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated.

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

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our new business development efforts, hire additional personnel and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Quarterly Report on Form10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

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

We are subject to ongoing risks of litigation, including individual and class actions under consumer credit, consumer protection, theft, privacy, collections, and other laws, and may be subject to awards of substantial damages.

We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class actions under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections, and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. In addition, we may become subject to regulatory investigations, inquiries and other actions relating to our activities. The litigation and regulatory inquiries in which we are currently engaged or which we may become subject to involve potential compensatory, punitive damage claims, fines or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. Defending lawsuits, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have a material adverse effect on our business and financial condition.

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

Item 6.	Exhibits

4.1	Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation.*

4.2	Form of 7.75% Senior Secured Note due 2017

4.3	Form of 7.375% Senior Secured Note due 2018

10.1	Amendment No. 3 to the Credit Agreement, dated as of March 25, 2011, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent, lender and administrative agent.

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: April 27, 2011

EXHIBIT INDEX

4.1	Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation.*

4.2	Form of 7.75% Senior Secured Note due 2017

4.3	Form of 7.375% Senior Secured Note due 2018

10.1	Amendment No. 3 to the Credit Agreement, dated as of March 25, 2011, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent, lender and administrative agent.

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.