Form 10-Q
period 2011-06-30
ENCORE CAPITAL GROUP INC
filed 2011-08-01
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

COMMISSION FILE NUMBER: 000-26489

ENCORE CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3111 Camino Del Rio North, Suite 1300 San Diego, California	92108
(Address of principal executive offices)	(Zip code)

(877) 445 - 4581

(Registrant’s telephone number, including area code)

8875 Aero Drive, Suite 200, San Diego, California 92123

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2011
Common Stock, $0.01 par value	24,452,519 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$14,660	$10,905
Accounts receivable, net	2,998	3,331
Investment in receivable portfolios, net	657,783	644,753
Deferred court costs, net	36,068	32,158
Property and equipment, net	14,830	13,658
Prepaid income tax	6,324	1,629
Other assets	13,727	13,301
Goodwill	15,985	15,985
Identifiable intangible assets, net	605	748

Total assets	$762,980	$736,468

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$25,942	$26,539
Deferred tax liabilities, net	17,464	17,626
Debt	378,172	385,264
Other liabilities	4,128	4,342

Total liabilities	425,706	433,771

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 24,448 shares and 24,011 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	244	240
Additional paid-in capital	119,560	113,412
Accumulated earnings	217,348	188,894
Accumulated other comprehensive income	122	151

Total stockholders’ equity	337,274	302,697

Total liabilities and stockholders’ equity	$762,980	$736,468

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Revenue from receivable portfolios, net	$111,093	$91,845	$216,419	$174,752
Servicing fees and other related revenue	4,737	4,386	9,714	8,817

Total revenue	115,830	96,231	226,133	183,569

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	20,212	16,484	39,252	31,969
Stock-based compensation expense	1,810	1,446	3,575	3,207
Cost of legal collections	40,686	31,235	77,195	57,668
Other operating expenses	9,191	9,027	19,287	18,141
Collection agency commissions	3,596	6,413	7,510	11,709
General and administrative expenses	9,623	7,425	19,792	14,304
Depreciation and amortization	1,105	752	2,158	1,425

Total operating expenses	86,223	72,782	168,769	138,423

Income from operations	29,607	23,449	57,364	45,146

Other (expense) income
Interest expense	(5,369)	(4,880)	(10,962)	(9,418)
Other income (expense)	23	(90)	139	102

Total other expense	(5,346)	(4,970)	(10,823)	(9,316)

Income before income taxes	24,261	18,479	46,541	35,830
Provision for income taxes	(9,486)	(6,749)	(18,087)	(13,239)

Net income	$14,775	$11,730	$28,454	$22,591

Weighted average shares outstanding:
Basic	24,433	23,713	24,384	23,673
Diluted	25,610	24,958	25,594	24,897
Earnings per share:
Basic	$0.60	$0.49	$1.17	$0.95
Diluted	$0.58	$0.47	$1.11	$0.91

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income

	Shares	Par
Balance at December 31, 2010	24,011	$240	$113,412	$188,894	$151	$302,697	$—

Net income	—	—	—	28,454	—	28,454	28,454
Other comprehensive gain:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(29)	(29)	(29)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	437	4	(2,146)	—	—	(2,142)	—
Stock-based compensation	—	—	3,575	—	—	3,575	—
Tax benefit related to stock-based compensation	—	—	4,719	—	—	4,719	—

Balance at June 30, 2011	24,448	$244	$119,560	$217,348	$122	$337,274	$28,425

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$28,454	$22,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,158	1,425
Amortization of loan costs and debt discount	901	2,194
Stock-based compensation expense	3,575	3,207
Deferred income tax benefit	(162)	(22)
Excess tax benefit from stock-based payment arrangements	(4,727)	(1,813)
Provision for allowances on receivable portfolios, net	6,504	10,720
Changes in operating assets and liabilities
Other assets	(233)	39
Deferred court costs	(3,910)	3
Prepaid income tax and income taxes payable	24	(3,027)
Accounts payable, accrued liabilities and other liabilities	(841)	(494)

Net cash provided by operating activities	31,743	34,823

Investing activities:
Purchases of receivable portfolios	(184,376)	(164,968)
Collections applied to investment in receivable portfolios, net	163,144	112,446
Proceeds from put-backs of receivable portfolios	1,698	1,864
Purchases of property and equipment	(1,461)	(1,647)

Net cash used in investing activities	(20,995)	(52,305)

Financing activities:
Payment of loan costs	(814)	(4,660)
Proceeds from senior secured notes	25,000	—
Proceeds from notes payable and other borrowings	55,000	53,000
Repayment of notes payable and other borrowings	(87,000)	(31,000)
Proceeds from net settlement of certain call options	—	524
Proceeds from exercise of stock options	1,248	1,688
Taxes paid related to net share settlement of equity awards	(3,388)	(1,251)
Excess tax benefit from stock-based payment arrangements	4,727	1,813
Repayment of capital lease obligations	(1,766)	(618)

Net cash (used in) provided by financing activities	(6,993)	19,496

Net increase in cash and cash equivalents	3,755	2,014
Cash and cash equivalents, beginning of period	10,905	8,388

Cash and cash equivalents, end of period	$14,660	$10,402

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,718	$6,994
Cash paid for income taxes	$17,814	$16,544
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$1,726	$1,389

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

The Company expands upon the insights created during its purchasing process when building account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Throughout the Company’s ownership period, it continuously refines this analysis to determine the most effective collection strategy to pursue for each account. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system where the Company first differentiates those consumers who are not able to pay, from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, are facing extenuating circumstances or hardships (such as medical issues), are serving in the military, or are currently receiving social security as their only means of financial sustenance are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s willingness to pay. Based on that analysis, the Company will pursue collections through letters and / or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans which are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters, and therefore the Company must then make the difficult decision to pursue collections through legal means.

In addition, the Company provides bankruptcy support services to some of the largest companies in the financial services industry through its wholly owned subsidiary, Ascension Capital Group, Inc. (“Ascension”). Leveraging a proprietary software platform dedicated to bankruptcy servicing, Ascension’s operational platform integrates lenders, trustees, and consumers across the bankruptcy lifecycle.

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available for common stockholders (A)	$14,775	$11,730	$28,454	$22,591

Weighted average outstanding shares of common stock (B)	24,433	23,713	24,384	23,673
Dilutive effect of stock-based awards	1,177	1,245	1,210	1,224

Common stock and common stock equivalents (C)	25,610	24,958	25,594	24,897

Earnings per share:
Basic (A/B)	$0.60	$0.49	$1.17	$0.95
Diluted (A/C)	$0.58	$0.47	$1.11	$0.91

Employee stock options to purchase approximately 209,000 and 125,000 shares of common stock during the three and six months ended June 30, 2011, respectively, and employee stock options to purchase approximately 259,000 and 264,000 shares of common stock during the three and six months ended June 30, 2010, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

Note 3: Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The authoritative guidance for fair value measurements defines fair value as the price that would be received upon the sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e. the “exit price”). The guidance utilizes a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value into three broad levels. The following is a brief description of each level:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$68	$—	$68
Foreign exchange contracts	$—	$723	$—	$723
Liabilities
Interest rate swap agreements	$—	$(577)	$—	$(577)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of June 30, 2011, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

Financial instruments not required to be carried at fair value

Borrowings under the Company’s revolving credit facility are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. For investment in receivable portfolios, there is no active market or observable inputs for the fair value estimation. The Company does not consider it practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

Note 4: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of June 30, 2011, the Company had six interest rate swap agreements outstanding with a total notional amount of $150.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

As of June 30, 2011, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $20.5 million. All outstanding contracts qualified for hedge accounting treatment as of June 30, 2011. The Company estimates that approximately $0.4 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur since the inception of the hedge.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$68	Other assets	$542
Interest rate swaps	Other liabilities	(577)	Other liabilities	(485)
Foreign exchange contracts	Other assets	723	Other assets	209

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of income during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Gain or (Loss) Recognized in OCI - Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(1,072)	$374	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign exchange contracts	$242	$(381)	Salaries and employee benefits	$94	$9	Other (expense) income	$—	$—
Foreign exchange contracts	$57	$(78)	General and administrative expenses	$20	$3	Other (expense) income	$—	$—

	Gain or (Loss) Recognized in OCI - Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(566)	$845	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign exchange contracts	$597	$113	Salaries and employee benefits	$167	$12	Other (expense) income	$—	$—
Foreign exchange contracts	$122	$26	General and administrative expenses	$38	$2	Other (expense) income	$—	$—

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

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the three months ended June 30, 2011 and 2010 was $1.8 million and $1.4 million, respectively. Total compensation expense during the six months ended June 30, 2011 and 2010 was $3.6 million and $3.2 million, respectively.

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

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2011	2010
Weighted average fair value of options granted	$13.26	$9.70
Risk free interest rate	2.0%	2.3%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	61.0%	62.0%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized compensation cost related to stock options as of June 30, 2011, was $4.1 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options, was approximately 2.1 years.

A summary of the Company’s stock option activity as of June 30, 2011, and changes during the six months ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	2,437,062	$0.51 – $20.09	$10.74
Granted	209,000	24.65	24.65
Cancelled/forfeited	(21,498)	2.89 – 17.90	10.34
Exercised	(396,716)	0.51 – 17.90	5.76

Outstanding at June 30, 2011	2,227,848	$0.51 – $24.65	$12.94	$39,621

Exercisable at June 30, 2011	1,240,853	$0.51 – $24.65	$11.28	$24,117

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $9.9 million and $3.2 million, respectively. As of June 30, 2011, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.3 years and 4.7 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, employees, officers, executives and directors of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2011, 37,662 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of June 30, 2011. The remaining 616,239 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units as of June 30, 2011, and changes during the six months ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	614,370	$13.08
Awarded	281,290	$25.11
Vested	(211,171)	$12.87
Cancelled/forfeited	(30,588)	$16.56

Non-vested at June 30, 2011	653,901	$18.16

Unrecognized compensation expense related to non-vested shares as of June 30, 2011, was $8.0 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.3 years. The fair value of restricted stock units and restricted stock awards vested during the six months ended June 30, 2011 and 2010 was $5.6 million and $3.5 million, respectively.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2010	$739,785	$4,274	$744,059
Revenue recognized, net	(101,709)	(3,617)	(105,326)
Net additions to existing portfolios	18,715	2,948	21,663
Additions for current purchases	93,098	—	93,098

Balance at March 31, 2011	$749,889	$3,605	$753,494
Revenue recognized, net	(106,961)	(4,132)	(111,093)
Net additions to existing portfolios	15,575	3,900	19,475
Additions for current purchases	95,532	—	95,532

Balance at June 30, 2011	$754,035	$3,373	$757,408

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2009	$628,439	$4,695	$633,134
Revenue recognized, net	(80,851)	(2,056)	(82,907)
Net additions to existing portfolios	45,179	1,702	46,881
Additions for current purchases	93,430	—	93,430

Balance at March 31, 2010	$686,197	$4,341	$690,538

Revenue recognized, net	(89,490)	(2,355)	(91,845)
Additions to existing portfolios	16,481	1,960	18,441
Additions for current purchases	95,862	—	95,862

Balance at June 30, 2010	$709,050	$3,946	$712,996

During the three months ended June 30, 2011, the Company purchased receivable portfolios with a face value of $3.0 billion for $93.7 million, or a purchase cost of 3.1% of face value. The estimated future collections at acquisition for these portfolios amounted to $185.9 million. During the six months ended June 30, 2011, the Company purchased receivable portfolios with a face value of $5.9 billion for $184.4 million, or a purchase cost of 3.1% of face value. The estimated future collections at acquisition for these portfolios amounted to $364.3 million.

All collections realized after the net book value of a portfolio has been fully recovered are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2011 and 2010, Zero Basis Revenue was approximately $2.9 million and $2.4 million, respectively. During the six months ended June 30, 2011 and 2010, approximately $5.9 million and $4.4 million were recognized as Zero Basis Revenue, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$648,820	$—	$—	$648,820
Purchases of receivable portfolios	93,701	—	—	93,701
Gross collections(1)	(190,901)	—	(4,132)	(195,033)
Put-backs and recalls(2)	(798)	—	—	(798)
Revenue recognized(3)	109,185	—	2,914	112,099
(Portfolio allowances) portfolio allowance reversals, net	(2,224)	—	1,218	(1,006)

Balance, end of period	$657,783	$—	$—	$657,783

Revenue as a percentage of collections(4)	57.2%	0.0%	70.5%	57.5%

	Three Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$549,180	$480	$—	$549,660
Purchases of receivable portfolios	83,336	—	—	83,336
Gross collections(1)	(154,367)	(24)	(2,355)	(156,746)
Put-backs and recalls(2)	(1,280)	—	—	(1,280)
Revenue recognized(3)	92,329	—	2,355	94,684
(Portfolio allowances) portfolio allowance reversals, net	(2,383)	(456)	—	(2,839)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(4)	59.8%	0.0%	100.0%	60.4%

	Six Months Ended June 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	184,376	—	—	184,376
Gross collections(1)	(378,318)	—	(7,749)	(386,067)
Put-backs and recalls(2)	(1,698)	—	—	(1,698)
Revenue recognized(3)	216,989	—	5,934	222,923
(Portfolio allowances) portfolio allowance reversals, net	(8,319)	—	1,815	(6,504)

Balance, end of period	$657,783	$—	$—	$657,783

Revenue as a percentage of collections(4)	57.4%	0.0%	76.6%	57.7%

	Six Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	164,968	—	—	164,968
Gross collections(1)	(293,451)	(55)	(4,412)	(297,918)
Put-backs and recalls(2)	(1,864)	—	—	(1,864)
Revenue recognized(3)	181,061	—	4,411	185,472
(Portfolio allowances) portfolio allowance reversals, net	(10,265)	(456)	1	(10,720)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(4)	61.7%	0.0%	100.0%	62.3%

(1)	Does not include amounts collected on behalf of others.

(2)

Put-backs represent accounts that are returned to the seller in accordance with the respective portfolio purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective portfolio purchase agreement (“Recalls”).

(3)	Includes retained interest.

(4)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$104,169	$84,343	$98,671	$76,462
Provision for portfolio allowances	2,553	4,659	8,648	14,389
Reversal of prior allowance	(1,547)	(1,820)	(2,144)	(3,669)

Balance at end of period	$105,175	$87,182	$105,175	$87,182

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Legal collections	$98,084	$68,049	$186,572	$125,222
Collection sites	84,576	66,619	173,117	132,424
Collection agencies	12,421	21,960	26,411	39,712
Other	—	161	54	698

	$195,081	$156,789	$386,154	$298,056

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2011	December 31, 2010
Court costs advanced	$213,997	$194,612
Court costs recovered	(55,009)	(49,215)
Court costs reserve	(122,920)	(113,239)

	$36,068	$32,158

Note 8: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Debt issuance costs, net of amortization	$5,198	$5,286
Prepaid expenses	5,299	5,052
Security deposit—building lease	1,459	1,370
Deferred compensation assets	781	776
Other	990	817

	$13,727	$13,301

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 9: Debt

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2011	December 31, 2010
Revolving credit facility	$295,000	$327,000
Senior secured notes	75,000	50,000
Capital lease obligations and other	8,172	8,264

	$378,172	$385,264

Revolving Credit Facility

On February 11, 2011, the Company obtained an additional $50.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature, thereby increasing its revolving credit facility to $410.5 million from $360.5 million.

Loan fees and other loan costs associated with the above transactions amounted to approximately $0.5 million during the six months ended June 30, 2011. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

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

•

A borrowing base equal to (1) the lesser of (i) 30% of eligible estimated remaining collections and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the aggregate principal amount outstanding in respect of the senior secured notes;

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

At June 30, 2011, of the $410.5 million borrowing capacity, the outstanding balance on the revolving credit facility was $295.0 million, which bore a weighted average interest rate of 4.47% and 4.54% for the three and six months ended June 30, 2011, respectively. The aggregate borrowing base was $349.6 million, of which $54.6 million was available for future borrowings.

Subject to compliance with the revolving credit facility, the Company is authorized by its Board of Directors to repurchase up to $50.0 million of its common stock.

Senior Secured Notes

On February 10, 2011, the Company issued an additional $25.0 million in senior secured notes (“2011 Senior Secured Notes”) to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. These 2011 Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2018 with principal amortization beginning in May 2013. Interest on the 2011 Senior Secured Notes is payable quarterly on February 10, May 10, August 10 and November 10 of each year. Principal payments of $1.25 million are payable on May 10, 2013 and on each August 10, November 10, February 10 and May 10 thereafter. Loan fees and other loan costs associated with the above transactions were approximately $0.4 million during the six months ended June 30, 2011. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

In addition to the above 2011 Senior Secured Notes, the Company had $50.0 million outstanding in senior secured notes (the “2010 Senior Secured Notes”) payable to certain affiliates of Prudential Capital Group. The 2010 Senior Secured Notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. Interest on the 2010 Senior Secured Notes is payable quarterly on March 17, June 17, September 17 and December 17 of each year. Principal payments of $2.5 million are payable on December 17, 2012 and on each March 17, June 17, September 17 and December 17 thereafter.

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

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of June 30, 2011, the Company’s combined obligations for these computer equipment leases were approximately $7.4 million. These lease obligations require monthly or quarterly payments through June 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Note 10: Income Taxes

The Company recorded an income tax provision of $9.5 million, reflecting an effective rate of 39.1% of pretax income during the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2011 primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a blended provision for state taxes of 7.0%, and a net benefit for permanent book versus tax differences of 0.4%. The Company recorded an income tax provision of $6.7 million, reflecting an effective rate of 36.5% of pretax income during the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2010, primarily consisted of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a provision for state taxes of 7.3%, a benefit for permanent book versus tax differences of 1.5%, and a benefit for an Internal Revenue Service (“IRS”) refund of 1.7%.

The Company recorded an income tax provision of $18.1 million, reflecting an effective rate of 38.9% of pretax income during the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2011, primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a provision for state taxes of 7.0% and a benefit for permanent book versus tax differences of 0.6%. The Company recorded an income tax provision of $13.2 million, reflecting an effective rate of 36.9% of pretax income during the six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2010, primarily consisted of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a provision for state taxes of 7.3%, a benefit for permanent book versus tax differences of 1.9%, and a benefit for an IRS refund of 0.9%.

The increase in the overall effective tax rates from three and six months ended June 30, 2010 to June 30, 2011 was primarily attributable to an increase in the effective tax rate in India. The Company’s operations in India benefited from a tax holiday, which expired on March 31, 2011. Accounting guidance requires the impact of the expiration of the tax holiday to be spread throughout the year ended December 31, 2011. Accordingly, the impact of the expiration was reflected in the effective tax rates for three and six months ended June 30, 2011.

As of June 30, 2011, the Company had a gross unrecognized tax benefit of $1.2 million that, if recognized, would result in a net tax benefit of approximately $0.8 million and would have a positive effect on the Company’s effective tax rate. During the three and six months ended June 30, 2011, there were no material changes to the unrecognized tax benefit.

For the three and six months ended June 30, 2011, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and six months ended June 30, 2011, were approximately $0.8 million and $2.8 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Six Months Ended June 30, 2011
	Cost	%
Seller 1	$46,545	25.2%
Seller 2	44,424	24.1%
Seller 3	18,428	10.0%
Seller 4	13,199	7.2%
Seller 5	10,006	5.4%
Other sellers	51,774	28.1%

	$184,376	100.0%
Adjustments(1)	(206)

Purchases, net	$184,170

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

The Company is involved in disputes and legal actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, comparable state statutes, the Telephone Consumer Protection Act, state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions, and / or has acted improperly in connection with its efforts to contact consumers. These cases are frequently styled as putative class actions.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff, Andrea Brent, has filed a class action counter-claim against the Company’s subsidiaries Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleges that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. On February 22, 2010, the District Court denied plaintiff’s attempts to enlarge the case to include a national class of consumers, and ordered the parties to brief issues relating to whether a statewide class should be certified. On November 4, 2010, the court granted in part, and denied in part, plaintiff’s motion for class certification of a statewide class. On February 10, 2011, the parties reached an agreement in principal to settle this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio – Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, subject to entering into a definitive settlement agreement and obtaining court approval after notice to the class. On March 9, 2011, the parties entered into a final settlement agreement, which was preliminarily approved by the court on March 11, 2011. On July 11, 2011, the court held a final approval hearing with respect to the settlement, and the parties are awaiting the court’s decision.

In addition, from time to time, the Company is subject to various governmental litigation, investigations, inquiries and other actions relating to its collection activities.

On March 28, 2011, the Office of the Attorney General of the State of Minnesota filed a motion in the United States District Court for the Northern District of Ohio, seeking clarification of an order granting preliminary injunction against parallel litigation (the “Order”) issued by that court in connection with the case captioned Brent v. Midland Credit Management, Inc et. al. The Minnesota Attorney General sought a ruling clarifying that the Order did not prevent it from filing a complaint against the Company in Minnesota state court concerning its debt collection practices and related topics. On May 17, 2011, the District Court in Ohio ruled that the Order did not apply to the State of Minnesota. On May 19, 2011, the State of Minnesota filed a complaint against the Company in Hennepin County District Court alleging, among other things, contempt of court and violations of Minnesota’s Collection Agencies Act based on the Company’s debt collection and related practices in the State of Minnesota. The complaint seeks civil penalties, disgorgement of profits, injunctive relief, and attorney’s fees. The Company intends to vigorously defend the allegations set forth in the complaint.

On January 12, 2011, the Office of the Attorney General of the State of Texas issued a civil investigative demand to the Company to produce documents in an investigation of its methods of collecting consumer debts in the State of Texas and related topics. On July 8, 2011, the Texas Attorney General filed a petition in the District Court of Harris County, Texas against the Company alleging violations of the Texas Deceptive Trade Practices Act and the Texas Debt Collection Act, based on the Company’s debt collection and related practices in the State of Texas. The complaint seeks civil penalties, disgorgement of profits, injunctive relief and attorney’s fees. The Company intends to vigorously defend the allegations set forth in the complaint. On May 2, 2011, the Department of Justice of the State of Oregon issued an investigative demand to the Company to produce documents and answer interrogatories concerning the Company’s debt collection practices in the State of Oregon and related topics. The Company has and intends to continue to cooperate fully with the State of Oregon in response to this subpoena, subject to applicable law. In addition, on June 28, 2011, the Office of the Attorney General of the State of New York issued a subpoena to the Company to produce documents concerning the Company’s debt collection practices in the State of New York and related topics. The Company intends to cooperate fully with the State of New York in response to this subpoena, subject to applicable law.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments or settlements. In accordance with authoritative guidance, the Company has recorded loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2011, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $2.6 billion for a purchase price of approximately $70.0 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

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

While seasonality does not have a material impact on our business, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters, and slowest in the fourth calendar quarter. Relatively higher collections in the first quarter could result in a lower cost-to-collect ratio compared to the other quarters, as our fixed costs would be constant and applied against a larger collection base. The seasonal impact on our business may be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.

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

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher, as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with stronger collections and higher costs (like the first calendar quarter), all else being equal, earnings could be lower than in quarters with slower collections and lower costs (like the fourth calendar quarter). Additionally, in quarters where a greater percentage of collections come from our legal and agency outsourcing channels, cost to collect will be higher than if there were more collections from our internal collection sites.

Market Overview

While there has been some improvement in macroeconomic indicators during the last six months, including stronger manufacturing and corporate profit metrics, a broad economic recovery has yet to fully materialize for the U.S. consumer. Minimal job growth, uncertainty over state and federal taxes and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels. Within the credit card space, we continue to see mixed signals. Although charge-off rates remain high, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosures, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic uncertainty through the second quarter of 2011, most of our internal collection metrics were consistent with, or better than, what we observed during the same period in 2009 and 2010. To illustrate, payer rates and average payment size, adjusted for changes in the mix of settlements-in-full versus payment plans, remained constant. However, more of our consumers are opting to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

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

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Credit card	$88,257	$79,911	$176,248	$161,542
Telecom	5,248	3,426	6,484	3,426
Consumer bankruptcy receivables(1)	196	—	1,644	—

	$93,701	$83,337	$184,376	$164,968

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the three months ended June 30, 2011, we invested $93.7 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $3.0 billion, for an average purchase price of 3.1% of the face value of the purchased receivables. This is a $10.4 million increase, or 12.5%, in the amount invested, compared to the $83.3 million invested during the three months ended June 30, 2010, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $2.2 billion for an average purchase price of 3.7% of the face value of the purchased receivables.

During the six months ended June 30, 2011, we invested $184.4 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $5.9 billion, for an average purchase price of 3.1% of the face value of the purchased receivables. This is a $19.4 million increase, or 11.8%, in the amount invested, compared to the $165.0 million invested during the six months ended June 30, 2010, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $4.4 billion for an average purchase price of 3.8% of the face value of the purchased receivables.

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

Collections by Channel

We utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Legal collections	$98,084	$68,049	$186,572	$125,222
Collection sites	84,576	66,619	173,117	132,424
Collection agencies	12,421	21,960	26,411	39,712
Other	—	161	54	698

	$195,081	$156,789	$386,154	$298,056

Gross collections increased $38.3 million, or 24.4%, to $195.1 million during the three months ended June 30, 2011, from $156.8 million during the three months ended June 30, 2010. Gross collections increased $88.1 million, or 29.6%, to $386.2 million during the six months ended June 30, 2011, from $298.1 million during the six months ended June 30, 2010.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2011		2010
Revenue
Revenue from receivable portfolios, net	$111,093	95.9%	$91,845	95.4%
Servicing fees and related revenue	4,737	4.1%	4,386	4.6%

Total revenue	115,830	100.0%	96,231	100.0%

Operating expenses
Salaries and employee benefits	20,212	17.4%	16,484	17.1%
Stock-based compensation expense	1,810	1.6%	1,446	1.5%
Cost of legal collections	40,686	35.1%	31,235	32.4%
Other operating expenses	9,191	7.9%	9,027	9.4%
Collection agency commissions	3,596	3.1%	6,413	6.7%
General and administrative expenses	9,623	8.3%	7,425	7.7%
Depreciation and amortization	1,105	1.0%	752	0.8%

Total operating expenses	86,223	74.4%	72,782	75.6%

Income from operations	29,607	25.6%	23,449	24.4%

Other (expense) income
Interest expense	(5,369)	(4.6)%	(4,880)	(5.1)%
Other income (expense)	23	0.0%	(90)	(0.1)%

Total other expense	(5,346)	(4.6)%	(4,970)	(5.2)%

Income before income taxes	24,261	21.0%	18,479	19.2%
Provision for income taxes	(9,486)	(8.2)%	(6,749)	(7.0)%

Net income	$14,775	12.8%	$11,730	12.2%

	Six Months Ended June 30,
	2011		2010
Revenue
Revenue from receivable portfolios, net	$216,419	95.7%	$174,752	95.2%
Servicing fees and related revenue	9,714	4.3%	8,817	4.8%

Total revenue	226,133	100.0%	183,569	100.0%

Operating expenses
Salaries and employee benefits	39,252	17.4%	31,969	17.4%
Stock-based compensation expense	3,575	1.6%	3,207	1.7%
Cost of legal collections	77,195	34.1%	57,668	31.4%
Other operating expenses	19,287	8.5%	18,141	9.9%
Collection agency commissions	7,510	3.3%	11,709	6.4%
General and administrative expenses	19,792	8.7%	14,304	7.8%
Depreciation and amortization	2,158	1.0%	1,425	0.8%

Total operating expenses	168,769	74.6%	138,423	75.4%

Income from operations	57,364	25.4%	45,146	24.6%

Other (expense) income
Interest expense	(10,962)	(4.9)%	(9,418)	(5.2)%
Other income	139	0.1%	102	0.1%

Total other expense	(10,823)	(4.8)%	(9,316)	(5.1)%

Income before income taxes	46,541	20.6%	35,830	19.5%
Provision for income taxes	(18,087)	(8.0)%	(13,239)	(7.2)%

Net income	$28,454	12.6%	$22,591	12.3%

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended June 30, 2011					As of June 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Portfolio Allowance) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$4,132	$2,914	70.5%	$1,218	2.6%	$—	—
2004	359	16	4.5%	102	0.0%	—	0.0%
2005	5,080	2,201	43.3%	(54)	2.0%	11,050	5.6%
2006	5,048	3,674	72.8%	(1,205)	3.3%	22,661	5.1%
2007	12,170	7,333	60.3%	(381)	6.5%	26,710	6.9%
2008	23,760	13,132	55.3%	(686)	11.7%	75,471	5.3%
2009	44,107	27,426	62.2%	—	24.5%	110,723	7.5%
2010	78,271	42,872	54.8%	—	38.2%	240,543	5.4%
2011	22,106	12,531	56.7%	—	11.2%	170,625	3.7%

Total	$195,033	$112,099	57.5%	$(1,006)	100.0%	$657,783	5.3%

	Three Months Ended June 30, 2010					As of June 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$2,355	$2,355	100.0%	$—	2.5%	$—	—
2002	164	—	0.0%	164	0.0%	—	—
2003	1,247	218	17.5%	668	0.2%	26	30.3%
2004	2,209	826	37.4%	469	0.9%	2,787	7.5%
2005	7,364	4,324	58.7%	(411)	4.6%	23,863	5.6%
2006	7,122	5,691	79.9%	(942)	6.0%	35,243	5.1%
2007	19,390	11,617	59.9%	(977)	12.3%	50,741	6.8%
2008	34,324	20,770	60.5%	(1,810)	21.9%	127,313	5.1%
2009	53,321	33,887	63.6%	—	35.8%	181,270	5.8%
2010	29,250	14,996	51.3%	—	15.8%	145,572	4.3%

Total	$156,746	$94,684	60.4%	$(2,839)	100.0%	$566,815	6.0%

	Six Months Ended June 30, 2011					As of June 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,749	$5,934	76.6%	$1,815	2.7%	$—	—
2004	1,462	196	13.4%	102	0.0%	—	0.0%
2005	10,551	4,942	46.8%	(657)	2.2%	11,050	5.6%
2006	10,361	7,819	75.5%	(3,686)	3.5%	22,661	5.1%
2007	25,628	16,051	62.6%	(1,844)	7.2%	26,710	6.9%
2008	50,185	28,113	56.0%	(2,234)	12.6%	75,471	5.3%
2009	93,773	56,736	60.5%	—	25.5%	110,723	7.5%
2010	155,990	85,991	55.1%	—	38.6%	240,543	5.4%
2011	30,368	17,141	56.4%	—	7.7%	170,625	3.7%

Total	$386,067	$222,923	57.7%	$(6,504)	100.0%	$657,783	5.3%

	Collections(1)	Collections(1)	Collections(1)	Collections(1)	Collections(1)	Collections(1)	Collections(1)
	Six Months Ended June 30, 2010					As of June 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$4,412	$4,411	100.0%	$1	2.4%	$—	—
2002	417	—	0.0%	418	0.0%	—	—
2003	2,724	751	27.6%	1,371	0.5%	26	30.3%
2004	4,349	1,905	43.8%	636	1.0%	2,787	7.5%
2005	15,027	9,268	61.7%	(1,182)	5.0%	23,863	5.6%
2006	14,547	11,954	82.2%	(5,264)	6.4%	35,243	5.1%
2007	40,278	24,160	60.0%	(1,869)	13.0%	50,741	6.8%
2008	69,465	43,841	63.1%	(4,831)	23.6%	127,313	5.1%
2009	109,108	70,888	65.0%	—	38.2%	181,270	5.8%
2010	37,591	18,294	48.7%	—	9.9%	145,572	4.3%

Total	$297,918	$185,472	62.3%	$(10,720)	100.0%	$566,815	6.0%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains, must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenue was $115.8 million for the three months ended June 30, 2011, an increase of $19.6 million, or 20.4%, compared to total revenue of $96.2 million for the three months ended June 30, 2010. Portfolio revenue was $111.1 million for the three months ended June 30, 2011, an increase of $19.3 million, or 21.0%, compared to portfolio revenue of $91.8 million for the three months ended June 30, 2010.

Total revenue was $226.1 million for the six months ended June 30, 2011, an increase of $42.6 million, or 23.2%, compared to total revenue of $183.6 million for the six months ended June 30, 2010. Portfolio revenue was $216.4 million for the six months ended June 30, 2011, an increase of $41.7 million, or 23.8%, compared to portfolio revenue of $174.7 million for the three months ended June 30, 2010.

The increase in portfolio revenue during the three and six months ended June 30, 2011, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. During the three months ended June 30, 2011, we recorded a net portfolio allowance provision of $1.0 million, compared to a net portfolio allowance provision of $2.8 million in the same period of the prior year. During the six months ended June 30, 2011, we recorded a net portfolio allowance provision of $6.5 million, compared to a net portfolio allowance provision of $10.7 million in the same period of the prior year. The net provision for portfolio allowances for the three and six months ended June 30, 2011 and 2010 was largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts, primarily our 2005 through 2008 vintage portfolios. This is the result of several factors, including pressure on the consumer due to a weak economy, changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension was $4.5 million for the three months ended June 30, 2011, slightly higher than the revenue of $4.4 million for the three months ended June 30, 2010. Revenue associated with bankruptcy servicing fees earned from Ascension was $9.4 million for the six months ended June 30, 2011, an increase of $0.6 million, or 6.6%, compared to revenue of $8.8 million for the three months ended June 30, 2010.

Operating Expenses

Total operating expenses were $86.2 million for the three months ended June 30, 2011, an increase of $13.4 million, or 18.5%, compared to total operating expenses of $72.8 million for the three months ended June 30, 2010.

Total operating expenses were $168.8 million for the six months ended June 30, 2011, an increase of $30.4 million, or 21.9%, compared to total operating expenses of $138.4 million for the six months ended June 30, 2010.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $3.7 million, or 22.6%, to $20.2 million during the three months ended June 30, 2011, from $16.5 million during the three months ended June 30, 2010. Total salaries and employee benefits increased $7.3 million, or 22.8%, to $39.3 million during the six months ended June 30, 2011, from $32.0 million during the six months ended June 30, 2010. The increase was primarily the result of increases in headcount and related compensation expenses to support our growth, including growth in our internal legal channel. Salaries and employee benefits related to our internal legal channel were approximately $0.6 million and $0.8 million for the three and six months ended June 30, 2011, respectively.

Stock-based compensation expenses

Stock-based compensation increased $0.4 million, or 25.2%, to $1.8 million during the three months ended June 30, 2011, from $1.4 million during the three months ended June 30, 2010. This increase was primarily attributable to higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Stock-based compensation increased $0.4 million, or 11.5%, to $3.6 million during the six months ended June 30, 2011, from $3.2 million during the six months ended June 30, 2010. This increase was primarily attributable to higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections increased $9.5 million, or 30.3%, to $40.7 million during the three months ended June 30, 2011, compared to $31.2 million during the three months ended June 30, 2010. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $7.7 million in contingent fees paid to our network of attorneys related to an increase of $30.1 million, or 44.1%, in gross collections through our legal channel in addition to an increase of $1.9 million in upfront litigation costs expensed during the period. Gross legal collections amounted to $98.1 million during the three months ended June 30, 2011, up from $68.0 million collected during the three months ended June 30, 2010. The cost of legal collections decreased as a percent of gross collections through this channel to 41.5% during the three months ended June 30, 2011, from 45.9% during the three months ended June 30, 2010, primarily due to a more targeted placement volume as part of an initiative to primarily focus our legal collections on higher quality accounts.

The cost of legal collections increased $19.5 million, or 33.9%, to $77.2 million during the six months ended June 30, 2011, compared to $57.7 million during the six months ended June 30, 2010. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $14.8 million in contingent fees paid to our network of attorneys related to an increase of $61.4 million, or 49.0%, in gross collections through our legal channel in addition to an increase of $5.1 million in upfront litigation costs expensed during the period. Gross legal collections amounted to $186.6 million during the six months ended June 30, 2011, up from $125.2 million collected during the six months ended June 30, 2010. The cost of legal collections decreased as a percent of gross collections through this channel to 41.4% during the six months ended June 30, 2011, from 46.1% during the six months ended June 30, 2010, primarily due to a more targeted placement volume as part of an initiative to primarily focus our legal collections on higher quality accounts.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Collections(1)	$98,084	100.0%	$68,049	100.0%	$186,572	100.0%	$125,222	100.0%

Court costs advanced	24,354	24.8%	18,479	27.2%	47,653	25.5%	31,800	25.4%
Court costs deferred	(11,038)	(11.3)%	(7,054)	(10.4)%	(22,629)	(12.1)%	(11,843)	(9.5)%

Court cost expense(2)	13,316	13.6%	11,425	16.8%	25,024	13.4%	19,957	15.9%
Other(3)	421	0.4%	593	0.9%	915	0.5%	1,214	1.0%
Commissions	26,949	27.5%	19,217	28.2%	51,256	27.5%	36,497	29.2%

Total Costs	$40,686	41.5%	$31,235	45.9%	$77,195	41.4%	$57,668	46.1%

(1)	Collections include approximately $0.2 million and $0.3 million from our internal legal channel for the three and six months ended June 30, 2011, respectively.
(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $0.2 million, or 1.8%, to $9.2 million during the three months ended June 30, 2011, from $9.0 million during the three months ended June 30, 2010. Other operating expenses increased $1.2 million, or 6.3%, to $19.3 million during the six months ended June 30, 2011, from $18.1 million during the six months ended June 30, 2010. The increases were primarily the result of increases in various other operating expenses to support our growth.

Collection agency commissions

During the three months ended June 30, 2011, we incurred $3.6 million in commissions to third party collection agencies, or 29.0%, of the related gross collections of $12.4 million, compared to $6.4 million in commissions, or 29.2% of the related gross collections of $22.0 million during the three months ended June 30, 2010. The decline in commissions and collections in this channel is part of our strategy to place more accounts internally to reduce our overall cost to collect. The decrease in commissions was due to the decrease in collections through this channel and a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency.

During the six months ended June 30, 2011, we incurred $7.5 million in commissions to third party collection agencies, or 28.4%, of the related gross collections of $26.4 million, compared to $11.7 million in commissions, or 29.5%, of the related gross collections of $39.7 million during the six months ended June 30, 2010. The decline in commissions and collections in this channel is part of our strategy to place more accounts internally to reduce our overall cost to collect. The decrease in commissions was due to the decrease in collections through this channel and a lower net commission rate. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency.

General and administrative expenses

General and administrative expenses increased $2.2 million, or 29.6%, to $9.6 million during the three months ended June 30, 2011, from $7.4 million during the three months ended June 30, 2010. The increase was primarily the result of an increase of $0.9 million in litigation and corporate legal expenses, an increase of $0.4 million in system maintenance costs, an increase of $0.3 million in building rent, and a net increase in other general and administrative expenses of $1.2 million. The increase was partially offset by a decrease of $0.6 million in corporate settlements.

General and administrative expenses increased $5.5 million, or 38.4%, to $19.8 million during the six months ended June 30, 2011, from $14.3 million during the six months ended June 30, 2010. The increase was primarily the result of an increase of $2.7 million in litigation and corporate legal expenses, an increase of $0.5 million in building rent, an increase of $0.5 million in system maintenance costs, and a net increase in other general and administrative expenses of $1.8 million. The legal expenses associated with responding to governmental requests and litigation are expected to continue to be elevated in the near-term.

Cost per Dollar Collected

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended June 30,
	2011					2010
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$98,084	$40,686		41.5%	20.9%	$68,049	$31,235		45.9%	19.9%
Collection sites(2)	84,576	7,070		8.4%	3.6%	66,619	6,346		9.5%	4.0%
Collection agency outsourcing	12,421	3,596		29.0%	1.8%	21,960	6,413		29.2%	4.1%
Other	—	—		—	—	161	—		—	—
Other indirect costs(3)	—	28,356		—	14.5%	—	24,042		—	15.4%

Total	$195,081	$79,708	(4)		40.9%	$156,789	$68,036	(4)		43.4%

	Six Months Ended June 30,
	2011					2010
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$186,572	$77,195		41.4%	20.0%	$125,222	$57,668		46.1%	19.3%
Collection sites(2)	173,117	14,116		8.2%	3.7%	132,424	12,368		9.3%	4.2%
Collection agency outsourcing	26,411	7,510		28.4%	1.9%	39,712	11,709		29.5%	3.9%
Other	54	—		—	—	698	—		—	—
Other indirect costs(3)	—	57,349		—	14.9%	—	46,860		—	15.7%

Total	$386,154	$156,170	(4)		40.4%	$298,056	$128,605	(4)		43.1%

(1)

Collections include approximately $0.2 million and $0.3 million from our internal legal channel for the three and six months ended June 30, 2011, respectively. Court costs expensed through our internal legal channel were approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively.

(2)	Cost in collection sites represents only account manager salaries, variable compensation and employee benefits.

(3)

Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. Included in other indirect costs were costs related to our internal collection channel of approximately $0.8 million and $1.1 million for the three and six months ended June 30, 2011, respectively.

(4)

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

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing expenses, to GAAP total operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GAAP total operating expenses, as reported	$86,223	$72,782	$168,769	$138,423
Stock-based compensation expense	(1,810)	(1,446)	(3,575)	(3,207)
Bankruptcy servicing operating expenses	(4,705)	(3,300)	(9,024)	(6,611)

During the three months ended June 30, 2011, cost per dollar collected decreased by 250 basis points to 40.9% of gross collections from 43.4% of gross collections during the three months ended June 30, 2010. This decrease was due to several factors, including:

•

Collection agency commissions, as a percentage of total collections, decreased to 1.8% during the three months ended June 30, 2011 from 4.1% during the three months ended June 30, 2010. The decrease in the percentage of commissions to total collections was due to our strategy to place more accounts internally, resulting in a significant decline in collections through this channel. Commissions as a percentage of channel collections also declined slightly to 29.0% during the three months ended June 30, 2011, as compared to 29.2% during the same period in the prior year.

•

The costs from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 3.6% during the three months ended June 30, 2011 from 4.0% during the three months ended June 30, 2010 and, as a percentage of our site collections, decreased to 8.4% during the three months ended June 30, 2011 from 9.5% during the three months ended June 30, 2010. The decrease was primarily due to the continued growth of our collection workforce in India.

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization, decreased as a percentage of total collections to 14.5% during the three months ended June 30, 2011 from 15.3% during the three months ended June 30, 2010. These costs increased in order to support the growth of our business. However, our collections grew at a rate greater than that of the indirect costs, as we continue to leverage our costs across our higher collections, resulting in a reduction in other indirect costs as a percent of total collections.

The decrease was offset by:

•

An increase in cost of legal collections, as a percent of total collections, to 20.9% during the three months ended June 30, 2011 from 19.9% during the three months ended June 30, 2010. The increase in the cost of legal collections to total collections is due to collections in our legal channel growing at a rate faster than total collections. Cost per dollar collected in this channel declined to 41.5% during the three months ended June 30, 2011, from 45.9% during the same period in the prior year. This was primarily a result of our strategy to focus our legal collections on better quality accounts in this channel (see “Cost of legal collections” section above for details).

During the six months ended June 30, 2011, cost per dollar collected decreased by 270 basis points to 40.4% of gross collections from 43.1% of gross collections during the six months ended June 30, 2010. This decrease was due to several factors, including:

•

Collection agency commissions, as a percentage of total collections, decreased to 1.9% during the six months ended June 30, 2011 from 3.9% during the six months ended June 30, 2010. The decrease in the percentage of commissions to total collections was due to our strategy to place more accounts internally, resulting in a significant decline in collections through this channel. Commissions as a percentage of channel collections also declined to 28.4% during the six months ended June 30, 2011, as compared to 29.5% during the same period in the prior year due to the mix of accounts placed in this channel.

•

The costs from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 3.7% during the six months ended June 30, 2011 from 4.1% during the six months ended June 30, 2010 and, as a percentage of our site collections, decreased to 8.2% during the six months ended June 30, 2011 from 9.3% during the six months ended June 30, 2010. The decrease was primarily due to the continued growth of our collection workforce in India.

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization, decreased as a percentage of total collections to 14.9% during the six months ended June 30, 2011 from 15.7% during the six months ended June 30, 2010. These costs increased in order to support the growth of our business. However, our collections grew at a rate greater than that of the indirect costs, as we continue to leverage our costs across our higher collections, resulting in a reduction in other indirect costs as a percent of total collections.

The decrease was offset by:

•

An increase in cost of legal collections, as a percent of total collections, to 20.0% during the six months ended June 30, 2011 from 19.3% during the six months ended June 30, 2010. The increase in the cost of legal collections to total collections is due to collections in our legal channel growing at a rate faster than total collections. Cost per dollar collected in this channel declined to 41.4% during the six months ended June 30, 2011, from 46.1% during the same period in the prior year. This was primarily a result of our strategy to focus our legal collections on better quality accounts in this channel (see “Cost of legal collections” section above for details).

Interest Expense

Interest expense increased $0.5 million, or 10.0%, to $5.4 million during the three months ended June 30, 2011, from $4.9 million during the three months ended June 30, 2010. Interest expense increased $1.6 million, or 16.4%, to $11.0 million during the six months ended June 30, 2011, from $9.4 million during the six months ended June 30, 2010.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Stated interest on debt obligations	$4,908	$3,749	$1,159	30.9%
Amortization of loan fees and other loan costs	461	425	36	8.5%
Amortization of debt discount—convertible notes	—	706	(706)	(100.0)%

Total interest expense	$5,369	$4,880	$489	10.0%

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Stated interest on debt obligations	$10,061	$7,224	$2,837	39.3%
Amortization of loan fees and other loan costs	901	809	92	11.4%
Amortization of debt discount—convertible notes	—	1,385	(1,385)	(100.0)%

Total interest expense	$10,962	$9,418	$1,544	16.4%

Stated interest on debt obligations increased $1.2 million during the three months ended June 30, 2011, compared to the same period of the prior year. Stated interest on debt obligations increased $2.8 million during the six months ended June 30, 2011, compared to the same period of the prior year. The increases in stated interest on debt obligations for the three and six months ended June 30, 2011, were primarily due to higher interest rates on our senior secured notes, offset by lower outstanding loan balances under our revolving credit facility.

Provision for Income Taxes

During the three months ended June 30, 2011, we recorded an income tax provision of $9.5 million, reflecting an effective rate of 39.1% of pretax income. The effective tax rate for the three months ended June 30, 2011 primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a blended provision for state taxes of 7.0% and a benefit for permanent book versus tax differences of 0.4%. During the three months ended June 30, 2010, we recorded an income tax provision of $6.7 million, reflecting an effective rate of 36.5% of pretax income. The effective tax rate for the three months ended June 30, 2010 primarily consisted of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, a benefit for permanent book versus tax differences of 1.5%, and a benefit for an Internal Revenue Service (“IRS”) refund of 1.7%.

During the six months ended June 30, 2011, we recorded an income tax provision of $18.1 million, reflecting an effective rate of 38.9% of pretax income. The effective tax rate for the six months ended June 30, 2011 primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a blended provision for state taxes of 7.0% and a benefit for permanent book versus tax differences of 0.6%. During the six months ended June 30, 2010, we recorded an income tax provision of $13.2 million, reflecting an effective rate of 36.9% of pretax income. The effective tax rate for the six months ended June 30, 2010 primarily consisted of a provision for federal income taxes of 32.4% (which is net of a benefit for state taxes of 2.6%), a blended provision for state taxes of 7.3%, a benefit for the effect of permanent book versus tax differences of 1.9%, and a benefit for an IRS refund of 0.9%.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through June 30, 2011
			<2005	2005	2006	2007	2008	2009	2010	2011	Total(2)	CCM(3)
<2005	$385,478	(4)	$749,791	$224,620	$164,211	$85,333	$45,893	$27,708	$19,986	$8,479	$1,326,021	3.4
2005	192,585		—	66,491	129,809	109,078	67,346	42,387	27,210	10,633	452,954	2.4
2006	141,028		—	—	42,354	92,265	70,743	44,553	26,201	10,367	286,483	2.0
2007	204,106		—	—	—	68,048	145,272	111,117	70,572	25,631	420,640	2.1
2008	227,872		—	—	—	—	69,049	165,164	127,799	50,634	412,646	1.8
2009	253,414		—	—	—	—	—	96,529	206,773	93,905	397,207	1.6
2010	359,305		—	—	—	—	—	—	125,853	156,051	281,904	0.8
2011	183,853		—	—	—	—	—	—	—	30,368	30,368	0.2

Total	$1,947,641		$749,791	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$386,068	$3,608,223	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions, and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2011, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2011—collections as a multiple of purchase price.

(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2005	$385,478	(3)	$1,326,021	$824	$1,326,845	3.4
2005	192,585		452,954	15,432	468,386	2.4
2006	141,028		286,483	39,226	325,709	2.3
2007	204,106		420,640	54,762	475,402	2.3
2008	227,872		412,646	151,471	564,117	2.5
2009	253,414		397,207	272,289	669,496	2.6
2010	359,305		281,904	538,803	820,707	2.3
2011	183,853		30,368	342,384	372,752	2.0

Total	$1,947,641		$3,608,223	$1,415,191	$5,023,414	2.6

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions, and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through June 30, 2011, excluding collections on behalf of others.

(3)	From inception through December 31, 2004.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2011	2012	2013	2014	2015	2016	2017	2018	Total
<2005(1)	$824	$—	$—	$—	$—	$—	$—	$—	$824
2005	8,566	6,849	17	—	—	—	—	—	15,432
2006	10,773	19,189	9,264	—	—	—	—	—	39,226
2007	15,843	22,348	12,750	3,821	—	—	—	—	54,762
2008	39,197	54,221	33,330	18,227	6,496	—	—	—	151,471
2009	68,112	102,539	53,702	28,920	13,939	5,077	—	—	272,289
2010	111,649	184,814	111,073	64,659	37,512	20,755	8,341	—	538,803
2011	52,019	110,297	79,948	45,313	27,408	15,736	9,485	2,178	342,384

Total	$306,983	$500,257	$300,084	$160,940	$85,355	$41,568	$17,826	$2,178	$1,415,191

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond the 84-month accrual basis collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Purchase Price(1)	Purchase Price(1)	Purchase Price(1)	Purchase Price(1)
	Unamortized Balance as of June 30, 2011	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$11,050	$192,585	5.7%	1.7%
2006	22,661	141,028	16.1%	3.4%
2007	26,710	204,106	13.1%	4.1%
2008	75,471	227,872	33.1%	11.5%
2009	110,723	253,414	43.7%	16.8%
2010	240,543	359,305	66.9%	36.6%
2011	170,625	183,853	92.8%	25.9%

Total	$657,783	$1,562,163	42.1%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended June 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$648,820	$—	$—	$648,820
Purchases of receivable portfolios	93,701	—	—	93,701
Gross collections(1)	(190,901)	—	(4,132)	(195,033)
Put-backs and recalls	(798)	—	—	(798)
Revenue recognized(2)	109,185	—	2,914	112,099
(Portfolio allowances) portfolio allowance reversals, net	(2,224)	—	1,218	(1,006)

Balance, end of period	$657,783	$—	$—	$657,783

Revenue as a percentage of collections(3)	57.2%	0.0%	70.5%	57.5%

	Three Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$549,180	$480	$—	$549,660
Purchases of receivable portfolios	83,336	—	—	83,336
Gross collections(1)	(154,367)	(24)	(2,355)	(156,746)
Put-backs and recalls	(1,280)	—	—	(1,280)
Revenue recognized(2)	92,329	—	2,355	94,684
(Portfolio allowances) portfolio allowance reversals, net	(2,383)	(456)	—	(2,839)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(3)	59.8%	0.0%	100.0%	60.4%

	Six Months Ended June 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	184,376	—	—	184,376
Gross collections(1)	(378,318)	—	(7,749)	(386,067)
Put-backs and recalls	(1,698)	—	—	(1,698)
Revenue recognized(2)	216,989	—	5,934	222,923
(Portfolio allowances) portfolio allowance reversals, net	(8,319)	—	1,815	(6,504)

Balance, end of period	$657,783	$—	$—	$657,783

Revenue as a percentage of collections(3)	57.4%	0.0%	76.6%	57.7%

	Six Months Ended June 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	164,968	—	—	164,968
Gross collections(1)	(293,451)	(55)	(4,412)	(297,918)
Put-backs and recalls	(1,864)	—	—	(1,864)
Revenue recognized(2)	181,061	—	4,411	185,472
(Portfolio allowances) portfolio allowance reversals, net	(10,265)	(456)	1	(10,720)

Balance, end of period	$566,815	$—	$—	$566,815

Revenue as a percentage of collections(3)	61.7%	0.0%	100.0%	62.3%

(1)	Does not include amounts collected on behalf of others.

(2)	Includes retained interest.

(3)	Revenue as a percentage of collections, excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of June 30, 2011, we had $657.8 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2011(1)	$111,913
2012	226,006
2013	150,617
2014	82,440
2015	46,117
2016	24,981
2017	13,726
2018	1,983

Total	$657,783

(1)	2011 amount consists of six months data from July 1, 2011 to December 31, 2011.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Legal collections	$98,084	$68,049	$186,572	$125,222
Collection sites	84,576	66,619	173,117	132,424
Collection agencies	12,421	21,960	26,411	39,712
Other	—	161	54	698

	$195,081	$156,789	$386,154	$298,056

External Collection Channels and Related Direct Costs

The following tables summarize our external collection channel performance and related direct costs (in thousands, except percentages):

	Legal Collections Three Months Ended June 30,				Collection Agencies Three Months Ended June 30,
	2011		2010		2011		2010
Collections	$98,084	100.0%	$68,049	100.0%	$12,421	100.0%	$21,960	100.0%

Commissions	$26,949	27.5%	$19,217	28.2%	$3,596	29.0%	$6,413	29.2%
Court cost expense(1)	13,316	13.6%	11,425	16.8%	—	—	—	—
Other(2)	421	0.4%	593	0.9%	—	—	—	—

Total Costs	$40,686	41.5%	$31,235	45.9%	$3,596	29.0%	$6,413	29.2%

	Legal Collections Six Months Ended June 30,				Collection Agencies Six Months Ended June 30,
	2011		2010		2011		2010
Collections(1)	$186,572	100.0%	$125,222	100.0%	$26,411	100.0%	$39,712	100.0%

Commissions	$51,256	27.5%	$36,497	29.2%	$7,510	28.4%	$11,709	29.5%
Court cost expense(2)	25,024	13.4%	19,957	15.9%	—	—	—	—
Other(3)	915	0.5%	1,214	1.0%	—	—	—	—

Total Costs	$77,195	41.4%	$57,668	46.1%	$7,510	28.4%	$11,709	29.5%

(1)	Collections include approximately $0.2 million and $0.3 million from our internal legal channel for the three and six months ended June 30, 2011, respectively.

(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2011, respectively.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Legal Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$1,603	$660	$77,608
2004	—	23,455	37,674	21,676	12,029	5,840	3,665	2,811	1,214	108,364
2005	—	—	21,694	40,762	22,152	10,582	6,226	4,740	2,006	108,162
2006	—	—	—	39,395	82,740	43,303	22,527	14,148	6,046	208,159
2007	—	—	—	—	41,958	80,211	44,321	24,067	8,811	199,368
2008	—	—	—	—	—	47,320	110,868	64,998	22,108	245,294
2009	—	—	—	—	—	—	40,856	92,124	34,508	167,488
2010	—	—	—	—	—	—	—	60,706	92,462	153,168
2011(2)	—	—	—	—	—	—	—	—	18,052	18,052

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.
(2)	Collections include approximately $0.3 million from our internal legal channel.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$67	$20	$4,248
2004	—	2,509	2,937	1,087	406	223	153	147	34	7,496
2005	—	—	3,271	4,426	859	356	218	224	73	9,427
2006	—	—	—	10,158	10,291	1,829	407	617	290	23,592
2007	—	—	—	—	15,357	11,952	1,178	719	347	29,553
2008	—	—	—	—	—	19,322	15,842	2,562	650	38,376
2009	—	—	—	—	—	—	17,009	11,998	1,342	30,349
2010	—	—	—	—	—	—	—	27,121	14,667	41,788
2011(2)	—	—	—	—	—	—	—	—	9,932	9,932

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

(2)	Court costs include approximately $0.3 million from our internal legal channel.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$465	$181	$24,243
2004	—	7,273	12,060	6,653	3,498	1,690	1,063	827	337	33,401
2005	—	—	6,725	12,108	6,364	3,036	1,792	1,388	560	31,973
2006	—	—	—	11,451	23,659	12,370	6,464	4,120	1,689	59,753
2007	—	—	—	—	11,845	22,927	12,697	7,040	2,490	56,999
2008	—	—	—	—	—	13,678	31,794	18,926	6,203	70,601
2009	—	—	—	—	—	—	11,476	26,110	9,448	47,034
2010	—	—	—	—	—	—	—	16,881	25,403	42,284
2011	—	—	—	—	—	—	—	—	4,787	4,787

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	30.5%	36.7%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	30.6%	37.7%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	31.6%	38.3%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.7%	40.0%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.2%	43.4%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.0%	44.4%
2009	—	—	—	—	—	—	69.7%	41.4%	31.3%	46.2%
2010	—	—	—	—	—	—	—	72.5%	43.3%	54.9%
2011	—	—	—	—	—	—	—	—	81.5%	81.5%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of June 30,
	2011		2010
	U.S.	India	U.S.	India
General & Administrative	413	281	351	212
Account Manager	232	1,019	230	822
Bankruptcy Specialist	114	94	59	73

	759	1,394	640	1,107

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross collections – collection sites	$84,576	$66,619	$173,117	$132,424
Average active account managers	1,217	1,019	1,179	979
Collections per average active account manager	$69.5	$65.4	$146.8	$135.3

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross collections – collection sites	$84,576	$66,619	$173,117	$132,424
Total hours paid	589	499	1,114	938
Collections per hour paid	$143.6	$133.5	$155.4	$141.2

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross collections – collection sites	$84,576	$66,619	$173,117	$132,424
Direct cost(1)	$7,070	$6,346	$14,116	$12,368
Cost per dollar collected	8.4%	9.5%	8.2%	9.3%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Portfolio Purchasing and Collecting Activities
Collections related	$7,070	$6,346	$14,116	$12,368
General & administrative	10,059	8,289	19,680	15,875

Subtotal	17,129	14,635	33,796	28,243
Bankruptcy Services	3,083	1,848	5,456	3,726

	$20,212	$16,483	$39,252	$31,969

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2008	647	$1,199,703	$47,902	$2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—
Q3 2010	1,101	2,616,678	77,889	—
Q4 2010	1,206	3,882,646	119,100	—
Q1 2011	1,243	2,895,805	90,675	—
Q2 2011	1,477	2,998,564	93,701	—

(1)

Allocation of the forward flow asset to the cost basis of receivable portfolio purchases. In July 2008, we ceased forward flow purchases from Jefferson Capital Systems, LLC (“Jefferson Capital”) due to an alleged breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. In September 2009, we settled our dispute with Jefferson Capital.

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$31,743	$34,823
Net cash used in investing activities	(20,995)	(52,305)
Net cash (used in) provided by financing activities	(6,993)	19,496

On February 11, 2011, we increased the amount available for borrowing under our revolving credit facility from $360.5 million to $410.5 million by exercising $50.0 million of our $100.0 million accordion feature. As of June 30, 2011, available borrowing capacity and borrowing base availability under our revolving credit facility were $115.5 million and $54.6 million, respectively.

On February 10, 2011, we issued an additional $25.0 million in senior secured notes to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. The notes bear an annual interest rate of 7.375% and mature in 2018 with principal amortization beginning in May 2013. The proceeds from the notes were primarily used to reduce aggregate outstanding borrowings under our revolving credit facility.

See Note 9 “Debt” to our unaudited condensed consolidated financial statements for a further discussion of our debt.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our revolving credit facility.

Operating Cash Flows

Net cash provided by operating activities was $31.7 million and $34.8 million during the six months ended June 30, 2011 and 2010, respectively.

Cash provided by operating activities during the six months ended June 30, 2011, was primarily related to net income of $28.5 million and $6.5 million in a non-cash add back related to the net provision for allowance on our receivable portfolios. Cash provided by operating activities during the six months ended June 30, 2010, was primarily attributable to net income of $22.6 million and $10.7 million in a non-cash add back related to the net provision for allowance on our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $21.0 million and $52.3 million during the six months ended June 30, 2011 and 2010, respectively.

The cash flows used in investing activities during the six months ended June 30, 2011, were primarily related to receivable portfolio purchases of $184.4 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $163.1 million. The cash flows used in investing activities during the six months ended June 30, 2010, were primarily related to receivable portfolio purchases of $165.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $112.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.2 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively.

Financing Cash Flows

Net cash used in financing activities was $7.0 million during the six months ended June 30, 2011 and net cash provided by financing activities was $19.5 million during the six months ended June 30, 2010.

The cash used in financing activities during the six months ended June 30, 2011, reflects $87.0 million in repayments of amounts outstanding under our line of credit, offset by $55.0 million in borrowings under our line of credit agreement and $25.0 million in borrowings under our senior secured notes. The cash provided by financing activities during the six months ended June 30, 2010, reflects $31.0 million in repayments of amounts outstanding under our line of credit, offset by $53.0 million in borrowings under our line of credit.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future Contingent Interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our convertible notes, we have achieved 38 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $14.7 million as of June 30, 2011, our access to the capital markets and availability under our revolving credit facility, which expires in December 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative	and Qualitative Disclosures about Market Risk

Foreign Currency. At June 30, 2011, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Interest Rate. At June 30, 2011, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are involved in disputes and legal actions from time to time in the ordinary course of business. We, along with others in our industry, are routinely subject to legal actions based on the Fair Debt Collection Practices Act, or FDCPA, comparable state statutes, the Telephone Consumer Protection act, state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, have made inaccurate assertions of fact in support of our collection actions, and/or have acted improperly in connection with our efforts to contact consumers. These cases are frequently styled as putative class actions.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff, Andrea Brent, has filed a class action counter-claim against our subsidiaries Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleges that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff is seeking actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 11, 2009, the court issued an order partially granting plaintiff’s motion for summary judgment and entering findings adverse to the Midland Defendants on certain of plaintiff’s claims. The Midland Defendants subsequently moved the court to reconsider the order and were partially successful. However, because the court did not completely reverse the August 11 order, certain portions of the order remain subject to reversal only on appeal. On February 22, 2010, the District Court denied plaintiff’s attempts to enlarge the case to include a national class of consumers, and ordered the parties to brief issues relating to whether a statewide class should be certified. On November 4, 2010, the court granted in part, and denied in part, plaintiff’s motion for class certification of a statewide class. On February 10, 2011, the parties reached an agreement in principal to settle this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio – Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, subject to entering into a definitive settlement agreement and obtaining court approval after notice to the class. On March 9, 2011, the parties entered into a final settlement agreement, which was preliminarily approved by the court on March 11, 2011. On July 11, 2011, the court held a final approval hearing with respect to the settlement, and the parties are awaiting the court’s decision.

In addition, from time to time, we are subject to various governmental litigation, investigations, inquiries and other actions, relating to our collection activities.

On March 28, 2011, the Office of the Attorney General of the State of Minnesota filed a motion in the United States District Court for the Northern District of Ohio, seeking clarification of an order granting preliminary injunction against parallel litigation (the “Order”) issued by that court in connection with the case captioned Brent v. Midland Credit Management, Inc et. al. The Minnesota Attorney General sought a ruling clarifying that the Order did not prevent it from filing a complaint against us in Minnesota state court concerning our debt collection practices and related topics. On May 17, 2011, the District Court in Ohio ruled that the Order did not apply to the State of Minnesota. On May 19, 2011, the State of Minnesota filed a complaint against us in Hennepin County District Court alleging, among other things, contempt of court and violations of Minnesota’s Collection Agencies Act based on our debt collection and related practices in the State of Minnesota. The complaint seeks civil penalties, disgorgement of profits, injunctive relief, and attorney’s fees. We intend to vigorously defend the allegations set forth in the complaint.

On January 12, 2011, the Office of the Attorney General of the State of Texas issued a civil investigative demand to us to produce documents in an investigation of our methods of collecting consumer debts in the State of Texas and related topics. On July 8, 2011, the Texas Attorney General filed a petition in the District Court of Harris County, Texas against us alleging violations of the Texas Deceptive Trade Practices Act and the Texas Debt Collection Act, based on our debt collection and related practices in the State of Texas. The complaint seeks civil penalties, disgorgement of profits, injunctive relief and attorney’s fees. We intend to vigorously defend the allegations set forth in the complaint.

On May 2, 2011, the Department of Justice of the State of Oregon issued an investigative demand to us to produce documents and answer interrogatories concerning our debt collection practices in the State of Oregon and related topics. We have and intend to continue to cooperate fully with the State of Oregon in response to this subpoena, subject to applicable law. In addition, on June 28, 2011, the Office of the Attorney General of the State of New York issued a subpoena to us to produce documents concerning our debt collection practices in the State of New York and related topics. We intend to cooperate fully with the State of New York in response to this subpoena, subject to applicable law.

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

As a result of the global economic downturn, individual consumers are experiencing high unemployment, a lack of credit availability and depressed real estate values. This is turn places continued financial pressure on the consumer, which may reduce our ability to collect on our purchased consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly.

Our quarterly operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses in any particular quarter. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our business development efforts, hire additional personnel and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as the result of the factors described below and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

•	the timing and amount of collections on our receivable portfolios, including the effects of seasonality and economic recessions;

•	any charge to earnings resulting from an allowance against the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations;

•	the cost of credit to finance our purchases of receivable portfolios; and

•	the timing and terms of our purchases of receivable portfolios.

Due to fluctuating prices for receivable portfolios, there has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. The volume of our portfolio purchases will be limited when prices are high, and may or may not increase when portfolio pricing is more favorable to us. We believe our ability to collect on receivable portfolios may be negatively impacted because of current economic conditions, and this may require us to increase our projected return hurdles in calculating prices we are willing to pay for individual portfolios. An increase in portfolio return hurdles may decrease the volume of portfolios we are successful in purchasing. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

We may not be able to purchase receivables at favorable prices or terms, or at all.

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

In response to the global economic downturn, or otherwise, additional consumer protection or privacy laws, rules and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws, rules and regulations may materially adversely affect our ability to collect on our receivables, which could materially and adversely affect our business and results of operations. In addition, enforcement of any such new laws, rules and regulations or increased enforcement of existing consumer protection or privacy laws, rules and regulations could materially and adversely affect our business and results of operations.

Our results of operations may be materially adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a consumer’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we typically purchase are generally unsecured, we often would not be able to collect on those receivables. In addition, since we purchase receivables that may have been delinquent for a long period of time, this may be an indication that many of the consumers from whom we collect will be unable to service their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot be certain that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our results of operations could be materially and adversely affected.

In 2005, the Bankruptcy Abuse Prevention and Consumer Protection Act, or the Protection Act, which made significant changes in the treatment of consumer filers for bankruptcy protection, was enacted. Since the Protection Act was enacted, the number of bankruptcy filings has increased, and the volume of business at Ascension has increased as a result. We cannot determine the impact of the Protection Act on the number of bankruptcy filings, on a prospective basis, and its impact on the collectability of consumer debt.

Passage of the Rules and Regulations Implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act may increase our operational and compliance costs.

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

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have. However, if the Dodd-Frank Act and the implementing rules and regulations cause a material increase in our compliance and operating costs or materially inhibit our ability to collect on our receivables, they may have a material adverse impact on our results of operations.

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.

The collections industry is heavily regulated under various federal, state and local laws, rules and regulations. Many states and several cities require that we be licensed as a debt collection company. The Federal Trade Commission, state Attorneys General and other regulatory bodies have the authority to investigate a variety of matters, including consumer complaints against debt collection companies, and to recommend enforcement actions and seek monetary penalties. If we or our third party collection agencies or law firms fail to comply with applicable laws, rules and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would materially adversely affect us. Further, our ability to collect our receivables may be impacted by state laws which require that certain types of account documentation be in our possession prior to the institution of any collection activities. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance.

We are dependent upon third parties to service more than half of our consumer receivable portfolios.

We use outside collection services to collect a substantial portion of our receivables. We are dependent upon the efforts of third-party collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to perform collection services for us adequately or remit such collections to us could materially reduce our revenue and our profitability. In addition, if one or more of those third-party collection agencies or attorneys were to cease operations abruptly, or to become insolvent, such cessation or insolvency could materially reduce our revenue and profitability. Our revenue and profitability could also be materially adversely affected if we were not able to secure replacement third party collection agencies or attorneys or promptly transfer account information to our new third party collection agencies, attorneys or in-house in the event our agreements with our third-party collection agencies and attorneys were terminated. Our revenue and profitability could also be materially adversely affected if our third-party collection agencies or attorneys fail to perform their obligations adequately, or if our relationships with such third-party collection agencies and attorneys otherwise change adversely.

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

Further, we are increasing our collection activity through our legal channel and as a consequence, due to an increase in Deferred Court Costs and an increase in costs related to counterclaims, our costs in collecting on these accounts may increase, which may have a material, adverse effect on our results of operations.

Our network of third party agencies and attorneys may not utilize amounts collected on our behalf or amounts we advance for court costs in the manner for which they were intended.

Third party collection agencies and attorneys may receive funds owed to us. We advance court costs to third party attorneys. These third parties may fail to remit amounts owed to us in a timely manner or at all. Further, third party attorneys may misuse some or all of the funds we advance for court costs. Our ability to recoup our funds may be diminished if these third parties become insolvent or enter into bankruptcy proceedings.

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes that we cannot predict. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If we are unable to produce those account documents, because the account documents have not been provided by the account’s seller or otherwise, these courts could deny our claims.

We are subject to ongoing risks of litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, collections, and other laws, and may be subject to awards of substantial damages.

We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We currently are, and may in the future be, subject to regulatory investigations, inquiries, litigation and other actions relating to our activities. The litigation and regulatory actions in which we are currently engaged or which we may become subject to involve potential compensatory or punitive damage claims, fines or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position or results of operations. Defending lawsuits, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have a material adverse effect on our business and financial condition.

Negative publicity associated with litigation, governmental investigations, regulatory actions and other public statements could damage our reputation.

From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from customers. Such stories may follow the announcements of litigation or regulatory actions involving the company or others in our industry. Negative publicity about our alleged or actual debt collection practices or about the debt collection industry generally could adversely impact our stock price and our ability to retain and attract customers and employees.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. For example, in 2005, we acquired Ascension and certain assets of Jefferson Capital. We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. If we do acquire one or more businesses, we may not successfully operate the businesses acquired, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture or profitability. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns, which may materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of its services could have a material adverse effect on our business.

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

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the U.S., and we experience higher employee turnover in our operations in India than is typical in our U.S. locations. The continuation of these trends could result in the loss of the cost savings we sought to achieve by establishing a portion of our collection operations to India. In the past, India has experienced significant inflation and shortages of readily available foreign currency for exchange and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the economy in India is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material and adverse effect on our business, results of operations and financial condition.

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

Our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, investing in, or adopting technological changes in a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit facility contains restrictions and covenants, which limit, among other things, the payment of dividends.

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

101	The following financial statements and footnotes from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 1, 2011

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to rule 13-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002 (filed herewith).

101	The following financial statements and footnotes from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.