Form 10-Q
period 2011-09-30
ENCORE CAPITAL GROUP INC
filed 2011-10-26
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2011
Common Stock, $0.01 par value	24,500,522 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$10,672	$10,905
Accounts receivable, net	3,703	3,331
Investment in receivable portfolios, net	649,682	644,753
Deferred court costs, net	36,126	32,158
Property and equipment, net	16,412	13,658
Prepaid income tax	3,090	1,629
Other assets	11,236	13,301
Goodwill	15,985	15,985
Identifiable intangible assets, net	534	748

Total assets	$747,440	$736,468

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$27,924	$26,539
Deferred tax liabilities, net	16,154	17,626
Debt	344,196	385,264
Other liabilities	5,245	4,342

Total liabilities	393,519	433,771

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 24,472 shares and 24,011 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	245	240
Additional paid-in capital	122,082	113,412
Accumulated earnings	232,718	188,894
Accumulated other comprehensive (loss) income	(1,124)	151

Total stockholders’ equity	353,921	302,697

Total liabilities and stockholders’ equity	$747,440	$736,468

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Revenue from receivable portfolios, net	$115,843	$93,822	$332,262	$268,574
Servicing fees and other related revenue	4,720	4,145	14,434	12,962

Total revenue	120,563	97,967	346,696	281,536

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	20,730	16,166	59,982	48,135
Stock-based compensation expense	2,405	1,549	5,980	4,756
Cost of legal collections	40,169	33,851	117,364	91,519
Other operating expenses	10,870	9,512	30,157	27,653
Collection agency commissions	3,264	5,389	10,774	17,098
General and administrative expenses	11,172	6,982	30,964	21,286
Depreciation and amortization	1,194	816	3,352	2,241

Total operating expenses	89,804	74,265	258,573	212,688

Income from operations	30,759	23,702	88,123	68,848

Other (expense) income
Interest expense	(5,175)	(4,928)	(16,137)	(14,346)
Other (expense) income	(346)	148	(207)	250

Total other expense	(5,521)	(4,780)	(16,344)	(14,096)

Income before income taxes	25,238	18,922	71,779	54,752
Provision for income taxes	(9,868)	(6,632)	(27,955)	(19,871)

Net income	$15,370	$12,290	$43,824	$34,881

Weighted average shares outstanding:
Basic	24,638	23,947	24,493	23,793
Diluted	25,604	25,154	25,636	25,012
Earnings per share:
Basic	$0.62	$0.51	$1.79	$1.47
Diluted	$0.60	$0.49	$1.71	$1.39

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income (loss)
	Shares	Par
Balance at December 31, 2010	24,011	$240	$113,412	$188,894	$151	$302,697	$—

Net income	—	—	—	43,824	—	43,824	$43,824
Other comprehensive gain:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(1,275)	(1,275)	(1,275)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	461	5	(2,193)	—	—	(2,188)	—
Stock-based compensation	—	—	5,980	—	—	5,980	—
Tax benefit related to stock-based compensation	—	—	4,883	—	—	4,883	—

Balance at September 30, 2011	24,472	$245	$122,082	$232,718	$(1,124)	$353,921	$42,549

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$43,824	$34,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,352	2,241
Amortization of loan costs and debt discount	1,367	3,270
Stock-based compensation expense	5,980	4,756
Deferred income tax benefit	(1,472)	(208)
Excess tax benefit from stock-based payment arrangements	(4,904)	(2,667)
Provision for allowances on receivable portfolios, net	8,109	16,777
Changes in operating assets and liabilities
Other assets	1,508	(763)
Deferred court costs	(3,968)	(573)
Prepaid income tax and income taxes payable	3,423	(2,815)
Accounts payable, accrued liabilities and other liabilities	1,012	(2,397)

Net cash provided by operating activities	58,231	52,502

Investing activities:
Purchases of receivable portfolios	(250,107)	(242,857)
Collections applied to investment in receivable portfolios, net	234,726	169,896
Proceeds from put-backs of receivable portfolios	2,343	2,907
Purchases of property and equipment	(3,458)	(1,723)

Net cash used in investing activities	(16,496)	(71,777)

Financing activities:
Payment of loan costs	(835)	(6,248)
Proceeds from senior secured notes	25,000	50,000
Proceeds from revolving credit facility	61,000	111,644
Repayment of revolving credit facility	(127,000)	(92,144)
Repayment of convertible notes	—	(42,920)
Proceeds from net settlement of certain call options	—	524
Proceeds from exercise of stock options	1,287	1,773
Taxes paid related to net share settlement of equity awards	(3,476)	(1,756)
Excess tax benefit from stock-based payment arrangements	4,904	2,667
Repayment of capital lease obligations	(2,848)	(1,122)

Net cash (used in) provided by financing activities	(41,968)	22,418

Net (decrease) increase in cash and cash equivalents	(233)	3,143
Cash and cash equivalents, beginning of period	10,905	8,388

Cash and cash equivalents, end of period	$10,672	$11,531

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,591	$7,369
Cash paid for income taxes	$24,860	$22,895
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$2,434	$2,398

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

The Company expands upon the insights created during its purchasing process when building account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Throughout the Company’s ownership period, it continuously refines this analysis to determine the most effective collection strategy to pursue for each account. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system where the Company first differentiates those consumers who are not able to pay, from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, are facing extenuating circumstances or hardships (such as medical issues), are serving in the military, or are currently receiving social security as their only means of financial sustenance are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans which are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters, and therefore the Company must then make the difficult decision to pursue collections through legal means.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance to amend the standard for the goodwill impairment test. The amendments will allow companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Companies no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated authoritative guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company adopted this standard in the third quarter of 2011.

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available for common stockholders (A)	$15,370	$12,290	$43,824	$34,881

Weighted average outstanding shares of common stock (B)	24,638	23,947	24,493	23,793
Dilutive effect of stock-based awards	966	1,207	1,143	1,219

Common stock and common stock equivalents (C)	25,604	25,154	25,636	25,012

Earnings per share:
Basic (A/B)	$0.62	$0.51	$1.79	$1.47
Diluted (A/C)	$0.60	$0.49	$1.71	$1.39

Employee stock options to purchase approximately 209,000 and 153,000 shares of common stock during the three and nine months ended September 30, 2011, respectively, and employee stock options to purchase approximately 199,000 and 219,000 shares of common stock during the three and nine months ended September 30, 2010, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s liabilities measured at fair value on a recurring basis at September 30, 2011 are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(1,304)	$—	$(1,304)
Foreign exchange contracts	$—	$(524)	$—	$(524)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of September 30, 2011, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

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

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of September 30, 2011, the Company had six interest rate swap agreements outstanding with a total notional amount of $150.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

The authoritative accounting guidance requires companies to recognize derivative instruments as either an asset or liability measured at fair value in the statement of financial position. The effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income (“OCI”). The ineffective portion of the change in fair value of the derivative instrument, if any, is recognized in interest expense in the period of change. From the inception of the hedging program, the Company has determined that the hedging instruments are highly effective.

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

As of September 30, 2011, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $17.8 million. All outstanding contracts qualified for hedge accounting treatment as of September 30, 2011. The Company estimates that approximately $0.4 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur since the inception of the hedge.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other assets	$542
Interest rate swaps	Other liabilities	(1,304)	Other liabilities	(485)
Foreign exchange contracts	Other liabilities	(524)	Other assets	209

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of income during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(795)	$(87)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign exchange contracts	(984)	253	Salaries and employee benefits	27	2	Other (expense) income	—	—
Foreign exchange contracts	(230)	52	General and administrative expenses	6	—	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(1,361)	$758	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign exchange contracts	(387)	365	Salaries and employee benefits	194	14	Other (expense) income	—	—
Foreign exchange contracts	(108)	78	General and administrative expenses	44	2	Other (expense) income	—	—

Note 5: Stock-Based Compensation

On March 9, 2009, the Board of Directors approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or be subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards, plus the number of shares of stock that were available for future awards under the prior 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefit provided under these plans is compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the three months ended September 30, 2011 and 2010 was $2.4 million and $1.5 million, respectively. Total compensation expense during the nine months ended September 30, 2011 and 2010 was $6.0 million and $4.8 million, respectively.

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

Unrecognized compensation cost related to stock options as of September 30, 2011, was $3.4 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options, was approximately 1.9 years.

A summary of the Company’s stock option activity as of September 30, 2011, and changes during the nine months ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	2,437,062	$0.51 – $20.09	$10.74
Granted	209,000	24.65	24.65
Cancelled/forfeited	(36,498)	2.89 – 17.90	11.50
Exercised	(409,956)	0.51 – 17.90	5.66

Outstanding at September 30, 2011	2,199,608	$0.51 –$24.65	$12.99	$20,065

Exercisable at September 30, 2011	1,292,613	$0.51 –$20.09	$11.42	$13,479

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $10.2 million and $4.9 million, respectively. As of September 30, 2011, the weighted-average remaining contractual life of options outstanding and options exercisable was 6.0 years and 4.5 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, employees, officers, executives and directors of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2011, 37,662 of the non-vested shares are expected to vest over approximately one to two years based upon the achievement of certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of September 30, 2011. The remaining 608,658 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units as of September 30, 2011, and changes during the nine months ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	614,370	$13.08
Awarded	294,344	$25.09
Vested	(228,557)	$13.16
Cancelled/forfeited	(33,837)	$17.04

Non-vested at September 30, 2011	646,320	$18.31

Unrecognized compensation expense related to non-vested shares as of September 30, 2011, was $6.9 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.1 years. The fair value of restricted stock units and restricted stock awards vested during the nine months ended September 30, 2011 and 2010 was $6.0 million and $4.8 million, respectively.

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

In compliance with the authoritative accounting guidance, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2010	$739,785	$4,274	$744,059
Revenue recognized, net	(101,709)	(3,617)	(105,326)
Net additions to existing portfolios	18,715	2,948	21,663
Additions for current purchases	93,098	—	93,098

Balance at March 31, 2011	$749,889	$3,605	$753,494
Revenue recognized, net	(106,961)	(4,132)	(111,093)
Net additions to existing portfolios	15,575	3,900	19,475
Additions for current purchases	95,532	—	95,532

Balance at June 30, 2011	$754,035	$3,373	$757,408
Revenue recognized, net	(110,215)	(5,628)	(115,843)
Net additions to existing portfolios	82,505	32,491	114,996
Additions for current purchases	59,434	—	59,434

Balance at September 30, 2011	$785,759	$30,236	$815,995

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2009	$628,439	$4,695	$633,134
Revenue recognized, net	(80,851)	(2,056)	(82,907)
Net additions to existing portfolios	45,179	1,702	46,881
Additions for current purchases	93,430	—	93,430

Balance at March 31, 2010	$686,197	$4,341	$690,538

Revenue recognized, net	(89,490)	(2,355)	(91,845)
Net additions to existing portfolios	16,481	1,960	18,441
Additions for current purchases	95,862	—	95,862

Balance at June 30, 2010	$709,050	$3,946	$712,996

Revenue recognized, net	(90,744)	(3,078)	(93,822)
Net reductions to existing portfolios	(3,783)	2,814	(969)
Additions for current purchases	93,907	—	93,907

Balance at September 30, 2010	$708,430	$3,682	$712,112

During the three months ended September 30, 2011, the Company purchased receivable portfolios with a face value of $2.0 billion for $65.7 million, or a purchase cost of 3.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $121.0 million. During the nine months ended September 30, 2011, the Company purchased receivable portfolios with a face value of $7.9 billion for $250.1 million, or a purchase cost of 3.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $485.3 million.

All collections realized after the net book value of a portfolio has been fully recovered are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2011 and 2010, Zero Basis Revenue was approximately $4.2 million and $2.6 million, respectively. During the nine months ended September 30, 2011 and 2010, approximately $10.1 million and $7.5 million were recognized as Zero Basis Revenue, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$657,783	$—	$—	$657,783
Purchases of receivable portfolios	65,731	—	—	65,731
Gross collections(1)	(183,406)	—	(5,624)	(189,030)
Put-backs and recalls(2)	(641)	—	(4)	(645)
Revenue recognized(3)	113,275	—	4,173	117,448
(Portfolio allowances) portfolio allowance reversals, net	(3,060)	—	1,455	(1,605)

Balance, end of period	$649,682	$—	$—	$649,682

Revenue as a percentage of collections(4)	61.8%	0.0%	74.2%	62.1%

	Three Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$566,815	$—	$—	$566,815
Purchases of receivable portfolios	77,889	—	—	77,889
Gross collections(1)	(154,251)	—	(3,078)	(157,329)
Put-backs and recalls(2)	(1,043)	—	—	(1,043)
Revenue recognized(3)	97,247	—	2,632	99,879
(Portfolio allowances) portfolio allowance reversals, net	(6,503)	—	446	(6,057)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(4)	63.0%	0.0%	85.5%	63.5%

	Nine Months Ended September 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	250,107	—	—	250,107
Gross collections(1)	(561,724)	—	(13,373)	(575,097)
Put-backs and recalls(2)	(2,339)	—	(4)	(2,343)
Revenue recognized(3)	330,264	—	10,107	340,371
(Portfolio allowances) portfolio allowance reversals, net	(11,379)	—	3,270	(8,109)

Balance, end of period	$649,682	$—	$—	$649,682

Revenue as a percentage of collections(4)	58.8%	0.0%	75.6%	59.2%

	Nine Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	242,857	—	—	242,857
Gross collections(1)	(447,702)	(55)	(7,490)	(455,247)
Put-backs and recalls(2)	(2,907)	—	—	(2,907)
Revenue recognized(3)	278,308	—	7,043	285,351
(Portfolio allowances) portfolio allowance reversals, net	(16,768)	(456)	447	(16,777)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(4)	62.2%	0.0%	94.0%	62.7%

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$105,175	$87,182	$98,671	$76,462
Provision for portfolio allowances	4,753	7,690	13,401	22,079
Reversal of prior allowance	(3,148)	(1,633)	(5,292)	(5,302)

Balance at end of period	$106,780	$93,239	$106,780	$93,239

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Legal collections	$94,932	$71,773	$281,504	$196,995
Collection sites	83,301	67,089	256,418	199,513
Collection agencies	10,825	18,065	37,236	57,777
Other	—	445	54	1,143

	$189,058	$157,372	$575,212	$455,428

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2011	December 31, 2010
Court costs advanced	$221,359	$194,612
Court costs recovered	(57,880)	(49,215)
Court costs reserve	(127,353)	(113,239)

	$36,126	$32,158

Note 8: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Debt issuance costs, net of amortization	$4,754	$5,286
Prepaid expenses	4,394	5,052
Security deposit—building lease	1,361	1,370
Deferred compensation assets	705	776
Other	22	817

	$11,236	$13,301

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 9: Debt

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility	$261,000	$327,000
Senior secured notes	75,000	50,000
Capital lease obligations and other	8,196	8,264

	$344,196	$385,264

Revolving Credit Facility

On February 11, 2011, the Company obtained an additional $50.0 million in commitments from lenders and exercised a portion of its $100.0 million accordion feature, thereby increasing its revolving credit facility to $410.5 million from $360.5 million.

Loan fees and other loan costs associated with the above transactions amounted to approximately $0.5 million during the nine months ended September 30, 2011. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the revolving credit facility.

Provisions of the revolving credit facility include:

•

Interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 350 to 400 basis points, depending on the Company’s leverage; or (2) Alternate Base Rate (“ABR”), plus a spread that ranges from 250 to 300 basis points, depending on the Company’s leverage. ABR, as defined in the agreement, means the highest of (i) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect at its principal office in New York City, (ii) the federal funds effective rate from time to time, plus 0.5% and (iii) reserved adjusted LIBOR for a one month interest period on the applicable date, plus 1.0%;

•	$10.0 million sub-limits for swingline loans and letters of credit;

•

A borrowing base equal to (1) the lesser of (i) 30% of eligible estimated remaining collections and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the aggregate principal amount outstanding in respect of the senior secured notes;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Repurchases of up to $50.0 million of Encore’s common stock, subject to compliance with certain covenants and available borrowing capacity;

•

A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK I LP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

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

At September 30, 2011, of the $410.5 million borrowing capacity, the outstanding balance on the revolving credit facility was $261.0 million, which bore a weighted average interest rate of 4.29% and 4.69% for the three and nine months ended September 30, 2011, respectively. The aggregate borrowing base was $364.7 million, of which $103.7 million was available for future borrowings.

Subject to compliance with the revolving credit facility, Encore is authorized by its Board of Directors to repurchase up to $50.0 million of its common stock.

Senior Secured Notes

On February 10, 2011, Encore issued an additional $25.0 million in senior secured notes (“2011 Senior Secured Notes”) to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. These 2011 Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2018 with principal amortization beginning in May 2013. Interest on the 2011 Senior Secured Notes is payable quarterly on February 10, May 10, August 10 and November 10 of each year. Principal payments of $1.25 million are payable on May 10, 2013 and on each August 10, November 10, February 10 and May 10 thereafter. Loan fees and other loan costs associated with the above transactions were approximately $0.4 million during the nine months ended September 30, 2011. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

In addition to the above 2011 Senior Secured Notes, Encore had $50.0 million outstanding in senior secured notes (the “2010 Senior Secured Notes”) payable to certain affiliates of Prudential Capital Group. The 2010 Senior Secured Notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. Interest on the 2010 Senior Secured Notes is payable quarterly on March 17, June 17, September 17 and December 17 of each year. Principal payments of $2.5 million are payable on December 17, 2012 and on each March 17, June 17, September 17 and December 17 thereafter.

The 2010 and 2011 Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries and are collateralized by all assets of Encore. The 2010 and 2011 Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the 2010 and 2011 Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the 2010 and 2011 Senior Secured Notes upon certain events of default by Encore, including breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the 2010 or 2011 Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value will be 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the revolving credit facility. Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an inter-creditor agreement related to collateral, actionable default, powers and duties and remedies, among other topics.

Pursuant to Securities and Exchange Commission rules, the Company has concluded that separate financial statements or condensed consolidating financial information are not required, as the guarantees related to the senior secured notes are full and unconditional and joint and severable, and the subsidiary of the parent company other than the subsidiary guarantors is minor.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of September 30, 2011, the Company’s combined obligations for these computer equipment leases were approximately $7.6 million. These lease obligations require monthly or quarterly payments through July 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Note 10: Income Taxes

The Company recorded an income tax provision of $9.9 million, reflecting an effective rate of 39.1% of pretax income during the three months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2011 primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.2% and a net provision for permanent book versus tax differences of 0.1%. The Company recorded an income tax provision of $6.6 million, reflecting an effective rate of 35.0% of pretax income during the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2010, primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.4%, a benefit for the effect of permanent book versus tax differences of 1.6%, a benefit of an Internal Revenue Service (“IRS”) refund of interest of 0.5%, a benefit from a state refund of 0.3%, and a benefit for the reduction in the state effective tax rate and the applicable true-up of the state and federal tax accounts of 1.8%.

The Company recorded an income tax provision of $28.0 million, reflecting an effective rate of 38.9% of pretax income during the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2011, primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.2% and a benefit for permanent book versus tax differences of 0.1%. The Company recorded an income tax provision of $19.9 million, reflecting an effective rate of 36.3% of pretax income during the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2010, primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.4%, a benefit for the effect of permanent book versus tax differences of 1.8%, a benefit of an IRS tax refund including interest of 0.7%, a benefit from a state tax refund of 0.1%, and a benefit for the reduction in the state effective tax rate and the applicable true-up of the state and federal tax accounts of 0.3% .

The increase in the overall effective tax rates from three and nine months ended September 30, 2010 to September 30, 2011 was primarily attributable to an increase in the effective tax rate in India. The Company’s operations in India benefited from a tax holiday, which expired on March 31, 2011. Accounting guidance requires the impact of the expiration of the tax holiday to be spread throughout the year ended December 31, 2011. Accordingly, the impact of the expiration was reflected in the effective tax rates for three and nine months ended September 30, 2011.

As of September 30, 2011, the Company had a gross unrecognized tax benefit of $3.7 million that, if recognized, would result in a net tax benefit of approximately $2.4 million and would have a positive effect on the Company’s effective tax rate.

For the three and nine months ended September 30, 2011, the Company has not provided for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the three and nine months ended September 30, 2011, were approximately $0.7 million and $3.9 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Nine Months Ended September 30, 2011
	Cost	%
Seller 1	$59,080	23.6%
Seller 2	56,787	22.7%
Seller 3	18,428	7.4%
Seller 4	16,448	6.6%
Seller 5	13,889	5.6%
Other sellers	85,475	34.1%

	$250,107	100.0%
Adjustments(1)	(505)

Purchases, net	$249,602

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

The Company is involved in disputes and legal actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”) comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions and /or has acted improperly in connection with its efforts to contact consumers. These cases are frequently styled as supposed class actions.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff, Andrea Brent, filed a class action counter-claim against the Company’s subsidiaries Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On February 10, 2011, the parties reached an agreement in principal to settle this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio – Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, subject to entering into a definitive settlement agreement and obtaining court approval after notice to the class. On March 9, 2011, the parties entered into a final settlement agreement, which was subsequently approved by the court. On August 12, 2011, the court issued an order granting final approval to the settlement and dismissing the cases against the Midland Defendants with prejudice. That order has been appealed by certain objectors to the settlement, which appeals remain pending.

On November 2, 2010 and December 17, 2010 two national class actions entitled Robinson v. Midland Funding LLC and Tovar

v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. On May 10, 2011 and May 11, 2011, two class actions entitled Scardina v. Midland Credit Management, Inc. Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. On July 28, 2011, the Company filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to transfer.

In addition, from time to time, the Company is subject to various governmental litigation, investigations, inquiries and other actions relating to its collection activities.

On July 8, 2011, the Office of the Attorney General of the State of Texas filed a petition in the District Court of Harris County, Texas against the Company alleging violations of the Texas Deceptive Trade Practices Act and the Texas Debt Collection Act, based on the Company’s debt collection and related practices in the State of Texas. The complaint seeks civil penalties, disgorgement of profits, injunctive relief and attorney’s fees. On August 11, 2011, the Company filed an answer denying the allegations in the petition. The parties have reached an agreement in principle to resolve the matter, and are working towards finalizing a definitive settlement agreement. The proposed settlement anticipates that the Company will pay a financial penalty and reimburse certain costs to the state of Texas and provide credits to certain consumers.

In addition to governmental matters previously disclosed in the Company’s filings, on September 12, 2011, the Department of Justice of the State of North Carolina issued an investigative demand to the Company to produce documents and answer interrogatories concerning the Company’s debt collection practices in the State of North Carolina and related topics. The Company has and intends to continue to cooperate fully with North Carolina in response to its information request, subject to applicable law.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments or settlements. In accordance with authoritative guidance, the Company has recorded loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2011, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $3.0 billion for a purchase price of approximately $102.4 million. Certain of these agreements allow the Company to terminate the commitment with 60 days notice or by paying a one-time cancellation fee. The Company does not anticipate cancelling any of these commitments at this time. The Company has no purchase commitments extending past one year.

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

Market Overview

While there has been some improvement in macroeconomic indicators during the last nine months, including stronger manufacturing and corporate profit metrics, a broad economic recovery has yet to fully materialize for the U.S. consumer. Minimal job growth, uncertainty over state and federal taxes and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels. Within the credit card space, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosures, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic uncertainty through the third quarter of 2011, most of our internal collection metrics were consistent with, or better than, what we observed during the same period in 2009 and 2010. To illustrate, payer rates and average payment size, adjusted for changes in the mix of settlements-in-full versus payment plans, remained consistent. As compared to prior years, more of our consumers continue to opt to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

The rate at which consumers are honoring their obligations and completing their payment plans has continued to increase over the last 12 months. We believe this is the result of two factors: our commitment to partner effectively with consumers during their recovery process and the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case, and in those instances where we are unable to do so, we experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis – Revenue” below for a more detailed explanation of the provision for portfolio allowances.

Throughout the credit crisis, we strategically invested in receivable portfolio as credit card charge-offs increased to historic levels and we believe that some of our competitors were (i) caught owning receivables with low yields as a result of purchasing certain portfolios at elevated pricing levels between 2005 and 2008 and (ii) faced with constrained access to capital to fund portfolio purchases due to depressed capital markets. These dynamics resulted in a supply-demand gap that dramatically reduced pricing of available portfolios, beginning in early 2009. For example, prices for freshly charged-off assets (i.e., receivables sold within thirty days of charge-off by the credit issuers) declined from a range of 8% - 13% in 2008 to a range of 5% - 9% in 2009 and early 2010. Similar price reductions were apparent across a broad range of defaulted consumer receivable asset classes (including credit cards and other consumer loans), balance ranges and ages. After such a dramatic decline, pricing increased beginning in mid-2010 and has continued to increase throughout 2011. We continue to exercise discipline in portfolio acquisitions, only purchasing those portfolios which meet our internal rate of return hurdle rates. In response to the price declines in 2009 and early 2010, some issuers opted not to sell all of their receivable portfolio and instead, pursued internal liquidation strategies or partnered with third party agencies. We believe that as pricing increases, these issuers will sell a greater percentage of their charged-off portfolios.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Credit card	$52,821	$65,600	$229,069	$227,091
Telecom	12,910	4,365	19,394	7,842
Consumer bankruptcy receivables(1)	—	7,924	1,644	7,924

	$65,731	$77,889	$250,107	$242,857

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the three months ended September 30, 2011, we invested $65.7 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $2.0 billion, for an average purchase price of 3.2% of the face value of the purchased receivables. This is a $12.2 million decrease, or 15.7%, in the amount invested, compared to the $77.9 million invested during the three months ended September 30, 2010, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $2.6 billion for an average purchase price of 3.0% of the face value of the purchased receivables.

During the nine months ended September 30, 2011, we invested $250.1 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $7.9 billion, for an average purchase price of 3.2% of the face value of the purchased receivables. This is a $7.2 million increase, or 3.0%, in the amount invested, compared to the $242.9 million invested during the nine months ended September 30, 2010, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $7.0 billion for an average purchase price of 3.5% of the face value of the purchased receivables.

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

Collections by Channel

We utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Legal collections	$94,932	$71,773	$281,504	$196,995
Collection sites	83,301	67,089	256,418	199,513
Collection agencies	10,825	18,065	37,236	57,777
Other	—	445	54	1,143

	$189,058	$157,372	$575,212	$455,428

Gross collections increased $31.7 million, or 20.1%, to $189.1 million during the three months ended September 30, 2011, from $157.4 million during the three months ended September 30, 2010. Gross collections increased $119.8 million, or 26.3%, to $575.2 million during the nine months ended September 30, 2011, from $455.4 million during the nine months ended September 30, 2010.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2011		2010
Revenue
Revenue from receivable portfolios, net	$115,843	96.1%	$93,822	95.8%
Servicing fees and related revenue	4,720	3.9%	4,145	4.2%

Total revenue	120,563	100.0%	97,967	100.0%

Operating expenses
Salaries and employee benefits	20,730	17.2%	16,166	16.5%
Stock-based compensation expense	2,405	2.0%	1,549	1.6%
Cost of legal collections	40,169	33.3%	33,851	34.6%
Other operating expenses	10,870	9.0%	9,512	9.7%
Collection agency commissions	3,264	2.7%	5,389	5.5%
General and administrative expenses	11,172	9.3%	6,982	7.1%
Depreciation and amortization	1,194	1.0%	816	0.8%

Total operating expenses	89,804	74.5%	74,265	75.8%

Income from operations	30,759	25.5%	23,702	24.2%

Other (expense) income
Interest expense	(5,175)	(4.3)%	(4,928)	(5.0)%
Other (expense) income	(346)	(0.3)%	148	0.1%

Total other expense	(5,521)	(4.6)%	(4,780)	(4.9)%

Income before income taxes	25,238	20.9%	18,922	19.3%
Provision for income taxes	(9,868)	(8.2)%	(6,632)	(6.8)%

Net income	$15,370	12.7%	$12,290	12.5%

	Nine Months Ended September 30,
	2011		2010
Revenue
Revenue from receivable portfolios, net	$332,262	95.8%	$268,574	95.2%
Servicing fees and related revenue	14,434	4.2%	12,962	4.8%

Total revenue	346,696	100.0%	281,536	100.0%

Operating expenses
Salaries and employee benefits	59,982	17.3%	48,135	17.1%
Stock-based compensation expense	5,980	1.7%	4,756	1.7%
Cost of legal collections	117,364	33.9%	91,519	32.5%
Other operating expenses	30,157	8.7%	27,653	9.8%
Collection agency commissions	10,774	3.1%	17,098	6.1%
General and administrative expenses	30,964	8.9%	21,286	7.5%
Depreciation and amortization	3,352	1.0%	2,241	0.8%

Total operating expenses	258,573	74.6%	212,688	75.5%

Income from operations	88,123	25.4%	68,848	24.5%

Other (expense) income
Interest expense	(16,137)	(4.6)%	(14,346)	(5.1)%
Other (expense) income	(207)	(0.1)%	250	0.1%

Total other expense	(16,344)	(4.7)%	(14,096)	(5.0)%

Income before income taxes	71,779	20.7%	54,752	19.5%
Provision for income taxes	(27,955)	(8.1)%	(19,871)	(7.1)%

Net income	$43,824	12.6%	$34,881	12.4%

Comparison of Results of Operations

Revenue

Our revenue consists primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from Ascension, a provider of bankruptcy services to the finance industry.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended September 30, 2011					As of September 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$5,624	$4,173	74.2%	$1,455	3.6%	$—	—
2005	4,172	1,912	45.8%	1,313	1.6%	10,103	5.7%
2006	4,197	3,278	78.1%	(1,571)	2.8%	20,172	5.1%
2007	8,235	4,452	54.1%	(1,680)	3.8%	21,241	5.1%
2008	19,779	11,660	59.0%	(1,122)	9.9%	66,224	5.4%
2009	37,895	25,372	67.0%	—	21.6%	98,187	7.9%
2010	69,460	43,196	62.2%	—	36.8%	213,962	6.2%
2011	39,668	23,405	59.0%	—	19.9%	219,793	3.9%

Total	$189,030	$117,448	62.1%	$(1,605)	100.0%	$649,682	5.5%

	Three Months Ended September 30, 2010					As of September 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$3,078	$2,632	85.5%	$446	2.6%	$—	—
2003	490	8	1.6%	457	0.0%	—	30.3%
2004	2,020	574	28.4%	624	0.6%	1,964	6.7%
2005	6,708	3,804	56.7%	(403)	3.8%	20,555	5.6%
2006	6,439	5,055	78.5%	(2,533)	5.1%	31,326	5.1%
2007	17,033	10,435	61.3%	(1,240)	10.5%	42,900	7.0%
2008	31,095	18,406	59.2%	(3,408)	18.4%	111,207	5.1%
2009	50,958	33,477	65.7%	—	33.5%	163,442	6.4%
2010	39,508	25,488	64.5%	—	25.5%	208,760	4.5%

Total	$157,329	$99,879	63.5%	$(6,057)	100.0%	$580,154	5.4%

	Nine Months Ended September 30, 2011					As of September 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$13,373	$10,107	75.6%	$3,270	3.0%	$—	—
2004	1,462	196	13.4%	102	0.1%	—	0.0%
2005	14,723	6,854	46.6%	656	2.0%	10,103	5.7%
2006	14,558	11,097	76.2%	(5,257)	3.3%	20,172	5.1%
2007	33,863	20,503	60.5%	(3,524)	5.9%	21,241	5.1%
2008	69,964	39,773	56.8%	(3,356)	11.7%	66,224	5.4%
2009	131,668	82,108	62.4%	—	24.1%	98,187	7.9%
2010	225,450	129,187	57.3%	—	38.0%	213,962	6.2%
2011	70,036	40,546	57.9%	—	11.9%	219,793	3.9%

Total	$575,097	$340,371	59.2%	$(8,109)	100.0%	$649,682	5.5%

	Nine Months Ended September 30, 2010					As of September 30, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,489	$7,043	94.0%	$447	2.5%	$—	—
2002	417	—	0.0%	417	0.0%	—	—
2003	3,215	759	23.6%	1,829	0.3%	—	30.3%
2004	6,369	2,479	38.9%	1,260	0.9%	1,964	6.7%
2005	21,735	13,072	60.1%	(1,585)	4.6%	20,555	5.6%
2006	20,986	17,009	81.0%	(7,797)	6.0%	31,326	5.1%
2007	57,311	34,595	60.4%	(3,108)	12.1%	42,900	7.0%
2008	100,560	62,247	61.9%	(8,240)	21.7%	111,207	5.1%
2009	160,066	104,365	65.2%	—	36.6%	163,442	6.4%
2010	77,099	43,782	56.8%	—	15.3%	208,760	4.5%

Total	$455,247	$285,351	62.7%	$(16,777)	100.0%	$580,154	5.4%

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains, must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenue was $120.6 million for the three months ended September 30, 2011, an increase of $22.6 million, or 23.1%, compared to total revenue of $98.0 million for the three months ended September 30, 2010. Portfolio revenue was $115.8 million for the three months ended September 30, 2011, an increase of $22.0 million, or 23.5%, compared to portfolio revenue of $93.8 million for the three months ended September 30, 2010.

Total revenue was $346.7 million for the nine months ended September 30, 2011, an increase of $65.2 million, or 23.1%, compared to total revenue of $281.5 million for the nine months ended September 30, 2010. Portfolio revenue was $332.3 million for the nine months ended September 30, 2011, an increase of $63.7 million, or 23.7%, compared to portfolio revenue of $268.6 million for the three months ended September 30, 2010.

The increase in portfolio revenue during the three and nine months ended September 30, 2011, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The increase was also the result of lower net portfolio allowance provisions. During the three months ended September 30, 2011, we recorded a net portfolio allowance provision of $1.6 million, compared to a net portfolio allowance provision of $6.1 million in the same period of the prior year. During the nine months ended September 30, 2011, we recorded a net portfolio allowance provision of $8.1 million, compared to a net portfolio allowance provision of $16.8 million in the same period of the prior year. The net provision for portfolio allowances for the three and nine months ended September 30, 2011 and 2010 was largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasts, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressure on the consumer due to a weak economy, changes in internal operating strategy, shifts in consumer payment patterns and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees earned from Ascension was $4.7 million for the three months ended September 30, 2011, slightly higher than the revenue of $4.1 million for the three months ended September 30, 2010. Revenue associated with bankruptcy servicing fees earned from Ascension was $14.4 million for the nine months ended September 30, 2011, an increase of $1.5 million, or 11.5%, compared to revenue of $12.9 million for the three months ended September 30, 2010.

Operating Expenses

Total operating expenses were $89.8 million for the three months ended September 30, 2011, an increase of $15.5 million, or 20.9%, compared to total operating expenses of $74.3 million for the three months ended September 30, 2010.

Total operating expenses were $258.6 million for the nine months ended September 30, 2011, an increase of $45.9 million, or 21.6%, compared to total operating expenses of $212.7 million for the nine months ended September 30, 2010.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $4.5 million, or 28.2%, to $20.7 million during the three months ended September 30, 2011, from $16.2 million during the three months ended September 30, 2010. Total salaries and employee benefits increased $11.9 million, or 24.6%, to $60.0 million during the nine months ended September 30, 2011, from $48.1 million during the nine months ended September 30, 2010. The increase was primarily the result of increases in headcount and related compensation expenses to support our growth, including growth in our internal legal channel. Salaries and employee benefits related to our internal legal channel were approximately $0.7 million and $1.5 million for the three and nine months ended September 30, 2011, respectively.

Stock-based compensation expenses

Stock-based compensation increased $0.9 million, or 55.3%, to $2.4 million during the three months ended September 30, 2011, from $1.5 million during the three months ended September 30, 2010. This increase was primarily attributable to the impact of the acceleration of certain equity awards and higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Stock-based compensation increased $1.2 million, or 25.7%, to $6.0 million during the nine months ended September 30, 2011, from $4.8 million during the nine months ended September 30, 2010. This increase was primarily attributable to the impact of the acceleration of certain equity awards and higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections increased $6.3 million, or 18.7%, to $40.2 million during the three months ended September 30, 2011, compared to $33.9 million during the three months ended September 30, 2010. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $5.7 million in contingent fees paid to our network of attorneys related to an increase of $23.2 million, or 32.3%, in gross collections through our legal channel in addition to an increase of $0.8 million in upfront litigation costs expensed during the period. Gross legal collections amounted to $94.9 million during the three months ended September 30, 2011, up from $71.8 million collected during the three months ended September 30, 2010. Cost of legal collections decreased as a percent of gross collections through this channel to 42.3% during the three months ended September 30, 2011, from 47.2% during the three months ended September 30, 2010, as a result of improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations.

The cost of legal collections increased $25.9 million, or 28.2%, to $117.4 million during the nine months ended September 30, 2011, compared to $91.5 million during the nine months ended September 30, 2010. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $20.5 million in contingent fees paid to our network of attorneys related to an increase of $84.5 million, or 42.9%, in gross collections through our legal channel in addition to an increase of $5.8 million in upfront litigation costs expensed during the period. Gross legal collections amounted to $281.5 million during the nine months ended September 30, 2011, up from $197.0 million collected during the nine months ended September 30, 2010. Cost of legal collections decreased as a percent of gross collections through this channel to 41.7% during the nine months ended September 30, 2011, from 46.5% during the nine months ended September 30, 2010, as a result of improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Collections(1)	$94,932	100.0%	$71,773	100.0%	$281,504	100.0%	$196,995	100.0%

Court costs advanced	23,367	24.6%	20,961	29.2%	71,019	25.2%	52,761	26.8%
Court costs deferred	(9,468)	(10.0)%	(7,850)	(10.9)%	(32,096)	(11.4)%	(19,693)	(10.0)%

Court cost expense(2)	13,899	14.6%	13,111	18.3%	38,923	13.8%	33,068	16.8%
Other(3)	445	0.5%	661	0.9%	1,360	0.5%	1,875	1.0%
Commissions	25,825	27.2%	20,079	28.0%	77,081	27.4%	56,576	28.7%

Total Costs	$40,169	42.3%	$33,851	47.2%	$117,364	41.7%	$91,519	46.5%

(1)	Collections include approximately $0.7 million and $1.0 million from our internal legal channel for the three and nine months ended September 30, 2011, respectively.

(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $0.5million and $0.8 million for the three and nine months ended September 30, 2011, respectively.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $1.4 million, or 14.3%, to $10.9 million during the three months ended September 30, 2011, from $9.5 million during the three months ended September 30, 2010. Other operating expenses increased $2.5 million, or 9.1%, to $30.2 million during the nine months ended September 30, 2011, from $27.7 million during the nine months ended September 30, 2010. The increases were primarily the result of increases in various other operating expenses to support our growth.

Collection agency commissions

During the three months ended September 30, 2011, we incurred $3.3 million in commissions to third party collection agencies, or 30.2%, of the related gross collections of $10.8 million, compared to $5.4 million in commissions, or 29.8% of the related gross collections of $18.1 million during the three months ended September 30, 2010. The decline in commissions and collections in this channel is part of our strategy to place more accounts internally to reduce our overall cost to collect. The decrease in commissions was due to a decrease in collections through this channel offset by an increase in the commission rate. The increase in the commission rate, as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency.

During the nine months ended September 30, 2011, we incurred $10.8 million in commissions to third party collection agencies, or 28.9%, of the related gross collections of $37.2 million, compared to $17.1 million in commissions, or 29.6%, of the related gross collections of $57.8 million during the nine months ended September 30, 2010. The decline in commissions and collections in this channel is part of our strategy to place more accounts internally to reduce our overall cost to collect. The decrease in commissions was due to the decrease in collections through this channel offset by an increase in the commission rate. The decrease in the commission rate, as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency.

General and administrative expenses

General and administrative expenses increased $4.2 million, or 60.0%, to $11.2 million during the three months ended September 30, 2011, from $7.0 million during the three months ended September 30, 2010. The increase was primarily the result of an increase of $1.5 million in litigation and corporate legal expenses associated with governmental investigations or inquiries and litigation, a $0.5 million increase relating to a financial penalty and the reimbursement of cost associated with an anticipated settlement of a litigation matter with the State of Texas, an increase of $0.5 million in consulting fees, an increase of $0.6 million in building rent, and a net increase in other general and administrative expenses of $1.1 million primarily to support our growth. The legal expenses associated with responding to governmental investigations or inquiries and litigation are expected to continue to be elevated in the near-term.

General and administrative expenses increased $9.7 million, or 45.5%, to $31.0 million during the nine months ended September 30, 2011, from $21.3 million during the nine months ended September 30, 2010. The increase was primarily the result of an increase of $4.5 million in litigation and corporate legal expenses associated with governmental investigations or inquiries and litigation, an increase of $1.1 million in building rent, an increase of $0.8 million in consulting fees, an increase of $0.6 million in system maintenance costs and a net increase in other general and administrative expenses of $2.7 million primarily to support our growth.

Cost per Dollar Collected

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended September 30,
	2011					2010
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$94,932	$40,169		42.3%	21.3%	$71,773	$33,851		47.2%	21.5%
Collection sites(2)	83,301	6,852		8.2%	3.6%	67,089	6,210		9.3%	4.0%
Collection agency outsourcing	10,825	3,264		30.2%	1.7%	18,065	5,389		29.8%	3.4%
Other	—	—		—	—	445	—		—	—
Other indirect costs(3)	—	32,492		—	17.2%	—	23,604		—	15.0%

Total	$189,058	$82,777	(4)		43.8%	$157,372	$69,054	(4)		43.9%

	Nine Months Ended September 30,
	2011					2010
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$281,504	$117,364		41.7%	20.4%	$196,995	$91,519		46.5%	20.1%
Collection sites(2)	256,418	20,968		8.2%	3.6%	199,513	18,578		9.3%	4.1%
Collection agency outsourcing	37,236	10,774		28.9%	1.9%	57,777	17,098		29.6%	3.7%
Other	54	—		—	—	1,143	—		—	—
Other indirect costs(3)	—	89,841		—	15.6%	—	70,464		—	15.5%

Total	$575,212	$238,947	(4)		41.5%	$455,428	$197,659	(4)		43.4%

(1)

Collections include approximately $0.7million and $1.0 million from our internal legal channel for the three and nine months ended September 30, 2011, respectively. Court costs expensed through our internal legal channel were approximately $0.5 million and $0.8 million for the three and nine months ended September 30, 2011, respectively.

(2)	Cost in collection sites represents only account manager salaries, variable compensation and employee benefits.

(3)

Other indirect costs represent non collection salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization. Included in other indirect costs were costs related to our internal collection channel of approximately $1.1 million and $2.2 million for the three and nine months ended September 30, 2011, respectively.

(4)

Represents all operating expenses, excluding stock-based compensation expense and bankruptcy servicing expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing expenses, to GAAP total operating expenses in the table below.

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing expenses, to GAAP total operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GAAP total operating expenses, as reported	$89,804	$74,265	$258,573	$212,688
Stock-based compensation expense	(2,405)	(1,549)	(5,980)	(4,756)
Bankruptcy servicing operating expenses	(4,622)	(3,662)	(13,646)	(10,273)

During the three months ended September 30, 2011, cost per dollar collected decreased slightly to 43.8% of gross collections from 43.9% of gross collections during the three months ended September 30, 2010. This decrease was due to several factors, including:

•

Cost of legal collections, as a percent of total collections, decreased slightly to 21.3% during the three months ended September 30, 2011, from 21.5% during the three months ended September 30, 2010. Cost per dollar collected in this channel also declined to 42.3% during the three months ended September 30, 2011, from 47.2% during the same period in the prior year. This was primarily a result of improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations (see “Cost of legal collections” section above for details).

•

The costs from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 3.6% during the three months ended September 30, 2011, from 4.0% during the three months ended September 30, 2010 and, as a percentage of our site collections, decreased to 8.2% during the three months ended September 30, 2011, from 9.3% during the three months ended September 30, 2010. The decrease was primarily due to the continued growth of our collection workforce in India.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.7% during the three months ended September 30, 2011, from 3.4% during the three months ended September 30, 2010. The decrease in the percentage of commissions to total collections was due to our strategy to place more accounts internally, resulting in a significant decline in collections through this channel. Commissions as a percentage of channel collections increased slightly to 30.2% during the three months ended September 30, 2011, as compared to 29.8% during the same period in the prior year due to the mix of accounts placed in this channel.

The decrease was offset by:

•

Other costs not directly attributable to specific channel collections, including non collection salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization, increased as a percentage of total collections to 17.2% during the three months ended September 30, 2011, from 15.0% during the three months ended September 30, 2010. The increase was primarily attributable to our increase in corporate legal expense and costs associated with the growth in our internal legal channel.

During the nine months ended September 30, 2011, cost per dollar collected decreased by 190 basis points to 41.5% of gross collections from 43.4% of gross collections during the nine months ended September 30, 2010. This decrease was due to several factors, including:

•

The costs from our collection sites, account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 3.6% during the nine months ended September 30, 2011, from 4.1% during the nine months ended September 30, 2010 and, as a percentage of our site collections, decreased to 8.2% during the nine months ended September 30, 2011, from 9.3% during the nine months ended September 30, 2010. The decrease was primarily due to the continued growth of our collection workforce in India.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.9% during the nine months ended September 30, 2011, from 3.8% during the nine months ended September 30, 2010. The decrease in the percentage of commissions to total collections was due to our strategy to place more accounts internally, resulting in a significant decline in collections through this channel. Commissions as a percentage of channel collections also declined to 28.9% during the nine months ended September 30, 2011, as compared to 29.6% during the same period in the prior year due to the mix of accounts placed in this channel.

The decrease was slightly offset by:

•

An increase in cost of legal collections, as a percent of total collections, to 20.4% during the nine months ended September 30, 2011, from 20.1% during the nine months ended September 30, 2010. The increase in the cost of legal collections to total collections is due to collections in our legal channel growing at a rate faster than total collections. Cost per dollar collected in this channel declined to 41.7% during the nine months ended September 30, 2011, from 46.5% during the same period in the prior year. This was primarily a result of improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations (see “Cost of legal collections” section above for details).

Interest Expense

Interest expense increased $0.2 million, or 5.0%, to $5.2 million during the three months ended September 30, 2011, from $4.9 million during the three months ended September 30, 2010. Interest expense increased $1.8 million, or 12.5%, to $16.1 million during the nine months ended September 30, 2011, from $14.3 million during the nine months ended September 30, 2010.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Stated interest on debt obligations	$4,710	$3,851	$859	22.3%
Amortization of loan fees and other loan costs	465	448	17	3.8%
Amortization of debt discount—convertible notes	—	629	(629)	(100.0)%

Total interest expense	$5,175	$4,928	$247	5.0%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Stated interest on debt obligations	$14,770	$11,076	$3,694	33.4%
Amortization of loan fees and other loan costs	1,367	1,257	110	8.8%
Amortization of debt discount—convertible notes	—	2,013	(2,013)	(100.0)%

Total interest expense	$16,137	$14,346	$1,791	12.5%

Stated interest on debt obligations increased $0.9 million during the three months ended September 30, 2011, compared to the same period of the prior year. Stated interest on debt obligations increased $3.7 million during the nine months ended September 30, 2011, compared to the same period of the prior year. The increases in stated interest on debt obligations for the three and nine months ended September 30, 2011, were primarily due to higher interest rates on our senior secured notes, offset by lower outstanding loan balances under our revolving credit facility.

Provision for Income Taxes

During the three months ended September 30, 2011, we recorded an income tax provision of $9.9 million, reflecting an effective rate of 39.1% of pretax income. The effective tax rate for the three months ended September 30, 2011 primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.2% and a net provision for permanent book versus tax differences of 0.1%. During the three months ended September 30, 2010, we recorded an income tax provision of $6.6 million, reflecting an effective rate of 35.0% of pretax income. The effective tax rate for the three months ended September 30, 2010 primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.4%, a benefit for the effect of permanent book versus tax differences of 1.6%, a benefit of an Internal Revenue Service (“IRS”) interest refund of 0.5%, a benefit from a state refund of 0.3%, and a benefit for the reduction in the state effective tax rate and the applicable true-up of the state and federal tax accounts of 1.8%.

During the nine months ended September 30, 2011, we recorded an income tax provision of $28.0 million, reflecting an effective rate of 38.9% of pretax income. The effective tax rate for the nine months ended September 30, 2011 primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.2% and a benefit for permanent book versus tax differences of 0.1%. During the nine months ended September 30, 2010, we recorded an income tax provision of $19.9 million, reflecting an effective rate of 36.3% of pretax income. The effective tax rate for the nine months ended September 30, 2010 primarily consisted of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.4%, a benefit for the effect of permanent book versus tax differences of 1.8%, a benefit of an IRS tax and interest refund of 0.7%, a benefit from a state refund of 0.1%, and a benefit for the reduction in the state tax effective rate and the applicable true-up of the state and federal tax accounts of 0.3%.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through September 30, 2011
			<2005	2005	2006	2007	2008	2009	2010	2011	Total(2)	CCM(3)
<2005	$385,474	(4)	$749,791	$224,620	$164,211	$85,333	$45,893	$27,708	$19,986	$12,084	$1,329,626	3.4
2005	192,585		—	66,491	129,809	109,078	67,346	42,387	27,210	14,850	457,171	2.4
2006	141,028		—	—	42,354	92,265	70,743	44,553	26,201	14,567	290,683	2.1
2007	204,099		—	—	—	68,048	145,272	111,117	70,572	35,566	430,575	2.1
2008	227,867		—	—	—	—	69,049	165,164	127,799	70,604	432,616	1.9
2009	253,401		—	—	—	—	—	96,529	206,773	131,861	435,163	1.7
2010	358,989		—	—	—	—	—	—	125,853	225,530	351,383	1.0
2011	249,284		—	—	—	—	—	—	—	70,036	70,036	0.3

Total	$2,012,727		$749,791	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$575,098	$3,797,253	1.9

(1)

Adjusted for put-backs, account recalls, purchase price rescissions and the impact of an acquisition in 2000. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2011, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2011 – collections as a multiple of purchase price.

(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2005	$385,474	(3)	$1,329,626	$653	$1,330,279	3.5
2005	192,585		457,171	16,144	473,315	2.5
2006	141,028		290,683	36,091	326,774	2.3
2007	204,099		430,575	65,725	496,300	2.4
2008	227,867		432,616	136,644	569,260	2.5
2009	253,401		435,163	253,315	688,478	2.7
2010	358,989		351,383	514,984	866,367	2.4
2011	249,284		70,036	442,121	512,157	2.1

Total	$2,012,727		$3,797,253	$1,465,677	$5,262,930	2.6

(1)	Adjusted for Put-Backs, Recalls, purchase price rescissions and the impact of an acquisition in 2000.

(2)	Cumulative collections from inception through September 30, 2011, excluding collections on behalf of others.

(3)	From inception through December 31, 2004.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2011	2012	2013	2014	2015	2016	2017	2018	Total
<2005	$653	$—	$—	$—	$—	$—	$—	$—	$653
2005	3,667	10,487	1,990	—	—	—	—	—	16,144
2006	4,177	18,281	11,328	2,305	—	—	—	—	36,091
2007	8,446	29,291	17,145	8,504	2,339	—	—	—	65,725
2008	18,257	54,695	33,057	18,599	10,086	1,950	—	—	136,644
2009	32,667	103,683	60,939	32,797	15,770	7,459	—	—	253,315
2010	55,226	194,556	121,849	70,710	40,882	22,665	9,096	—	514,984
2011	34,963	152,868	115,339	63,346	37,889	21,715	12,434	3,567	442,121

Total	$158,056	$563,861	$361,647	$196,261	$106,966	$53,789	$21,530	$3,567	$1,465,677

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2011	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$10,103	$192,585	5.2%	1.6%
2006	20,172	141,028	14.3%	3.1%
2007	21,241	204,099	10.4%	3.3%
2008	66,224	227,867	29.1%	10.2%
2009	98,187	253,401	38.7%	15.1%
2010	213,962	358,989	59.6%	32.9%
2011	219,793	249,284	88.2%	33.8%

Total	$649,682	$1,627,253	39.9%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended September 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$657,783	$—	$—	$657,783
Purchases of receivable portfolios	65,731	—	—	65,731
Gross collections(1)	(183,406)	—	(5,624)	(189,030)
Put-backs and recalls	(641)	—	(4)	(645)
Revenue recognized(2)	113,275	—	4,173	117,448
(Portfolio allowances) portfolio allowance reversals, net	(3,060)	—	1,455	(1,605)

Balance, end of period	$649,682	$—	$—	$649,682

Revenue as a percentage of collections(3)	61.8%	0.0%	74.2%	62.1%

	Three Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$566,815	$—	$—	$566,815
Purchases of receivable portfolios	77,889	—	—	77,889
Gross collections(1)	(154,251)	—	(3,078)	(157,329)
Put-backs and recalls	(1,043)	—	—	(1,043)
Revenue recognized(2)	97,247	—	2,632	99,879
(Portfolio allowances) portfolio allowance reversals, net	(6,503)	—	446	(6,057)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(3)	63.0%	0.0%	85.5%	63.5%

	Nine Months Ended September 30, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	250,107	—	—	250,107
Gross collections(1)	(561,724)	—	(13,373)	(575,097)
Put-backs and recalls	(2,339)	—	(4)	(2,343)
Revenue recognized(2)	330,264	—	10,107	340,371
(Portfolio allowances) portfolio allowance reversals, net	(11,379)	—	3,270	(8,109)

Balance, end of period	$649,682	$—	$—	$649,682

Revenue as a percentage of collections (3)	58.8%	0.0%	75.6%	59.2%

	Nine Months Ended September 30, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	242,857	—	—	242,857
Gross collections(1)	(447,702)	(55)	(7,490)	(455,247)
Put-backs and recalls	(2,907)	—	—	(2,907)
Revenue recognized(2)	278,308	—	7,043	285,351
(Portfolio allowances) portfolio allowance reversals, net	(16,768)	(456)	447	(16,777)

Balance, end of period	$580,154	$—	$—	$580,154

Revenue as a percentage of collections(3)	62.2%	0.0%	94.0%	62.7%

(1)	Does not include amounts collected on behalf of others.

(2)	Includes retained interest.

(3)	Revenue as a percentage of collections, excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of September 30, 2011, we had $649.7 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2011(1)	$48,696
2012	229,357
2013	172,020
2014	93,228
2015	56,313
2016	30,996
2017	15,903
2018	3,169

Total	$649,682

(1)	2011 amount consists of three months data from October 1, 2011 to December 31, 2011.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Legal collections	$94,932	$71,773	$281,504	$196,995
Collection sites	83,301	67,089	256,418	199,513
Collection agencies	10,825	18,065	37,236	57,777
Other	—	445	54	1,143

	$189,058	$157,372	$575,212	$455,428

Legal Collections and Related Costs

The following tables summarize our legal outsourcing collection channel performance and related direct costs (in thousands, except percentages):

	Gross Collections by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Collections
2003	$10,750	$27,192	$17,212	$9,566	$5,561	$3,050	$2,014	$1,603	$929	$77,877
2004	—	23,455	37,674	21,676	12,029	5,840	3,665	2,811	1,712	108,662
2005	—	—	21,694	40,762	22,152	10,582	6,226	4,740	2,874	109,030
2006	—	—	—	39,395	82,740	43,303	22,527	14,148	8,723	210,836
2007	—	—	—	—	41,958	80,211	44,321	24,067	12,362	202,919
2008	—	—	—	—	—	47,320	110,868	64,998	31,105	254,291
2009	—	—	—	—	—	—	40,856	92,124	47,939	180,919
2010	—	—	—	—	—	—	—	60,706	131,154	191,860
2011(2)	—	—	—	—	—	—	—	—	44,641	44,641

(1)	Includes collections for accounts placed in our legal channel beginning January 1, 2003. We continue to collect on accounts placed in this channel prior to that date.

(2)	Collections include approximately $1.0 million from our internal legal channel.

	Court Costs by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Court Costs
2003	$908	$2,046	$571	$300	$147	$103	$86	$67	$36	$4,264
2004	—	2,509	2,937	1,087	406	223	153	147	72	7,534
2005	—	—	3,271	4,426	859	356	218	224	128	9,482
2006	—	—	—	10,158	10,291	1,829	407	617	429	23,731
2007	—	—	—	—	15,357	11,952	1,178	719	528	29,734
2008	—	—	—	—	—	19,322	15,842	2,562	1,013	38,739
2009	—	—	—	—	—	—	17,009	11,998	1,845	30,852
2010	—	—	—	—	—	—	—	27,121	17,477	44,598
2011(2)	—	—	—	—	—	—	—	—	20,092	20,092

(1)

Includes court cost expense for accounts placed in our legal channel beginning January 1, 2003. We continue to incur court cost expense on accounts placed in this channel prior to that date. Court cost expense in this table is calculated based on our blended court cost expense rate.

(2)	Court costs include approximately $0.8 million from our internal legal channel.

	Commissions by Year of Collection(1)
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total Commissions
2003	$3,574	$8,606	$5,496	$2,898	$1,574	$872	$577	$465	$254	$24,316
2004	—	7,273	12,060	6,653	3,498	1,690	1,063	827	474	33,538
2005	—	—	6,725	12,108	6,364	3,036	1,792	1,388	801	32,214
2006	—	—	—	11,451	23,659	12,370	6,464	4,120	2,429	60,493
2007	—	—	—	—	11,845	22,927	12,697	7,040	3,490	57,999
2008	—	—	—	—	—	13,678	31,794	18,926	8,713	73,111
2009	—	—	—	—	—	—	11,476	26,110	13,103	50,689
2010	—	—	—	—	—	—	—	16,881	36,008	52,889
2011	—	—	—	—	—	—	—	—	11,568	11,568

(1)	Includes commissions for accounts placed in our legal channel beginning January 1, 2003. We continue to incur commissions on collections for accounts placed in this channel prior to that date.

	Court Cost Expense and Commissions as a % of Gross Collections by Year of Collection
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	31.2%	36.7%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	31.9%	37.7%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	32.3%	38.2%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.8%	39.9%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.5%	43.2%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.3%	44.0%
2009	—	—	—	—	—	—	69.7%	41.4%	31.2%	45.1%
2010	—	—	—	—	—	—	—	72.5%	40.8%	50.8%
2011	—	—	—	—	—	—	—	—	70.9%	70.9%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of September 30,
	2011		2010
	U.S.	India	U.S.	India
General & Administrative	446	314	367	232
Account Manager	221	1,065	212	892
Bankruptcy Specialist	128	92	70	75

	795	1,471	649	1,199

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross collections—collection sites	$83,301	$67,089	$256,418	$199,512
Average active account managers	1,227	1,081	1,192	1,013
Collections per average active account manager	$67.9	$62.1	$215.1	$197.0

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross collections—collection sites	$83,301	$67,089	$256,418	$199,512
Total hours paid	577	504	1,691	1,441
Collections per hour paid	$144.4	$133.2	$151.6	$138.4

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross collections—collection sites	$83,301	$67,089	$256,418	$199,512
Direct cost(1)	$6,852	$6,210	$20,968	$18,578
Cost per dollar collected	8.2%	9.3%	8.2%	9.3%

(1)	Represents salaries, variable compensation and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Portfolio Purchasing and Collecting Activities
Collections related	$6,852	$6,210	$20,968	$18,578
General & administrative	10,830	8,070	30,510	23,945

Subtotal	17,682	14,280	51,478	42,523
Bankruptcy Services	3,048	1,886	8,504	5,612

	$20,730	$16,166	$59,982	$48,135

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2008	647	$1,199,703	$47,902	$2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—
Q3 2010	1,101	2,616,678	77,889	—
Q4 2010	1,206	3,882,646	119,100	—
Q1 2011	1,243	2,895,805	90,675	—
Q2 2011	1,477	2,998,564	93,701	—
Q3 2011	1,633	2,025,024	65,731	—

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$58,231	$52,502
Net cash used in investing activities	(16,496)	$(71,777)
Net cash (used in) provided by financing activities	(41,968)	$22,418

On February 11, 2011, we increased the amount available for borrowing under our revolving credit facility from $360.5 million to $410.5 million by exercising $50.0 million of our $100.0 million accordion feature. As of September 30, 2011, available borrowing capacity and borrowing base availability under our revolving credit facility were $149.5 million and $103.7 million, respectively.

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

Operating Cash Flows

Net cash provided by operating activities was $58.2 million and $52.5 million during the nine months ended September 30, 2011 and 2010, respectively.

Cash provided by operating activities during the nine months ended September 30, 2011, was primarily related to net income of $43.8 million and $8.1 million in a non-cash add back related to the net provision for allowance on our receivable portfolios. Cash provided by operating activities during the nine months ended September 30, 2010, was primarily attributable to net income of $34.9 million and $16.8 million in a non-cash add back related to the net provision for allowance on our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $16.5 million and $71.8 million during the nine months ended September 30, 2011 and 2010, respectively.

The cash flows used in investing activities during the nine months ended September 30, 2011, were primarily related to receivable portfolio purchases of $250.1 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $234.7 million. The cash flows used in investing activities for the nine months ended September 30, 2010, were primarily related to receivable portfolio purchases of $242.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $169.9 million.

Capital expenditures for fixed assets acquired with internal cash flow were $3.5 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Financing Cash Flows

Net cash used in financing activities was $42.0 million during the nine months ended September 30, 2011, and net cash provided by financing activities was $22.4 million during the nine months ended September 30, 2010.

The cash used in financing activities during the nine months ended September 30, 2011, reflects $127.0 million in repayments of amounts outstanding under our revolving credit facility, offset by $61.0 million in borrowings under our revolving credit facility and $25.0 million in borrowings under our senior secured notes. The cash provided by financing activities during the nine months ended September 30, 2010, reflects $111.6 million in borrowings under our line of credit agreement and $50.0 million in proceeds from the issuance of our senior secured notes, offset by $92.1 million in repayments of amounts outstanding under our revolving credit facility and $42.9 million in repayments of the remaining balance of our convertible senior notes that matured on September 20, 2010.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future contingent interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our convertible notes, we have achieved 39 consecutive quarters of positive net income. We continually look for opportunities to acquire assets or businesses. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $10.7 million as of September 30, 2011, our access to the capital markets and availability under our revolving credit facility, which expires in December 2013. We currently have approximately $100 million of available borrowing base to deploy for future purchases and potential acquisitions.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency. At September 30, 2011, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Interest Rate. At September 30, 2011, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are involved in disputes and legal actions from time to time in the ordinary course of business. We, along with others in our industry, are routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”) comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, have made inaccurate assertions of fact in support of our collection actions and/or have acted improperly in connection with our efforts to contact consumers. These cases are frequently styled as supposed class actions.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff, Andrea Brent, filed a class action counter-claim against our subsidiaries Midland Credit Management, Inc. and Midland Funding LLC (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On February 10, 2011, the parties reached an agreement in principal to settle this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, subject to entering into a definitive settlement agreement and obtaining court approval after notice to the class. On March 9, 2011, the parties entered into a final settlement agreement, which was subsequently approved by the court. On August 12, 2011, the court issued an order granting final approval to the settlement and dismissing the cases against the Midland Defendants with prejudice. That order has been appealed by certain objectors to the settlement, which appeals remain pending.

On November 2, 2010 and December 17, 2010 two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that our subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. On May 10, 2011 and May 11, 2011 two class actions entitled Scardina v. Midland Credit Management, Inc. Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that our subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief and other relief, including attorney fees. On July 28, 2011, we filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted us motion to transfer.

In addition, from time to time, we are subject to various governmental litigation, investigations, inquiries and other actions relating to our collection activities.

On July 8, 2011, the Office of the Attorney General of the State of Texas filed a petition in the District Court of Harris County, Texas against us alleging violations of the Texas Deceptive Trade Practices Act and the Texas Debt Collection Act, based on our debt collection and related practices in the State of Texas. The complaint seeks civil penalties, disgorgement of profits, injunctive relief and attorney’s fees. On August 11, 2011, we filed an answer denying the allegations in the petition. The parties have reached an agreement in principle to resolve the matter, and are working towards finalizing a definitive settlement agreement. The proposed settlement anticipates that we will pay a financial penalty and reimburse certain costs to the state of Texas and provide credits to certain consumers.

In addition to governmental matters previously disclosed in our filings, on September 12, 2011, the Department of Justice of the State of North Carolina issued an investigative demand to us to produce documents and answer interrogatories concerning our debt collection practices in the State of North Carolina and related topics. We have and intend to continue to cooperate fully with North Carolina in response to its information request, subject to applicable law.

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments or settlements. In accordance with authoritative guidance, we have recorded loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated.

Item 1A—Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We urge you to read these risk factors carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report on Form 10-Q. Any of the risks described herein could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The following risk factors are not the only risks we face and the order in which the risks appear is not intended as an indication of their relative weight or importance. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Risk Factors

We are exposed to risks associated with worldwide financial markets and the global economy.

As a result of the global economic downturn, individual consumers are experiencing high unemployment, a lack of credit availability and depressed real estate values. This in turn places continued financial pressure on the consumer, which may reduce our ability to collect on our purchased consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We cannot predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly in the future.

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

Due, in part, to fluctuating prices for receivable portfolios, there has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. The volume of our portfolio purchases will be limited when prices are high, and may or may not increase when portfolio pricing is more favorable to us. We believe our ability to collect on receivable portfolios may be negatively impacted because of current economic conditions, and this may require us to increase our projected return hurdles in calculating prices we are willing to pay for individual portfolios. An increase in portfolio return hurdles may decrease the volume of portfolios we are successful in purchasing. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

We may not be able to purchase receivables at favorable prices or terms, or at all.

Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Our profitability also depends on our actual collections on accounts meeting or exceeding our projected collections. We do not know how long portfolios will be available for purchase on terms acceptable to us, or at all.

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

We may experience losses on portfolios consisting of new types of receivables due to our lack of collection experience with these receivables.

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

We acquire and service receivables that the obligors have failed to pay and the sellers have deemed uncollectible and written off. The originating institutions generally make numerous attempts to recover on their nonperforming receivables, often using a combination of their in-house collection and legal departments, as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables or collect sufficient amounts to cover our costs, this may materially and adversely affect our results of operations.

Sellers may deliver portfolios that contain accounts which do not meet our account collection criteria.

In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these receivables to the sellers for payment or replacement. However, sellers may not be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If sellers deliver portfolios containing too many accounts that do not conform to the terms of the purchase contracts, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations and purchase new portfolios and our future growth and profitability may be materially and adversely affected.

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

The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate and, if so, our financial results may be adversely impacted.

We use our internally developed Unified Collection Score, or UCS model, and Behavioral Liquidation Score, or BLS model, to project the remaining cash flows from our receivable portfolios. Our UCS and BLS models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to all data known when we acquired the accounts. However, we may not be able to achieve the collections forecasted by our UCS and BLS models. If we are not able to achieve these levels of forecasted collection, our revenues will be reduced or we may be required to record an allowance charge, which may materially and adversely impact our results of operations.

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

Laws and regulations applicable to credit card issuers or other debt originators may preclude us from collecting on receivables we purchase, regardless of any act or omission on our part. For instance, we may be precluded from collecting on receivables where the card issuer or originator failed to comply with applicable federal or state laws in generating or servicing the receivables that we have acquired. Because our receivables generally are originated and serviced nationwide, we do not know whether the originating lenders have complied with applicable laws and regulations. While our receivable acquisition contracts typically contain provisions indemnifying us for losses owing to the originating institution’s failure to comply with applicable laws and other events, any indemnities received from originating institutions may not be adequate to protect us from losses on the receivables or liabilities to consumers. Laws relating to debt collections also directly apply to our business. Our failure or the failure of third party agencies and attorneys or the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables or cause us to pay damages to the original consumers, which could reduce our revenues and harm our business.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, contains a variety of provisions designed to regulate financial markets, including credit and derivatives transactions. The Dodd-Frank Act requires publicly traded companies to give stockholders a periodic non-binding vote on executive compensation and so-called “golden parachute” payments. The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently, many of the rules and regulations have not been drafted at this time and the details and impact of the Dodd-Frank Act may not be known for many more months or years.

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

Further, we have substantial collection activity through our legal channel and as a consequence, due to an increase in Deferred Court Costs and an increase in costs related to counterclaims, our costs in collecting on these accounts may increase, which may have a material adverse effect on our results of operations.

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

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If we are unable to produce those account documents, because the account documents have not been provided by the account’s seller or otherwise, these courts could deny our claims.

We are subject to ongoing risks of litigation, including individual and class action lawsuits, under consumer credit, consumer protection, theft, privacy, collections, and other laws, and may be subject to awards of substantial damages.

We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We currently are, and may in the future be, subject to regulatory investigations, inquiries, litigation and other actions relating to our activities. The litigation and regulatory actions in which we are currently engaged or which we may become subject to involve potential compensatory or punitive damage claims, fines, sanctions or injunctive relief that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position and negatively impact results of operations. Defending lawsuits, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have a material adverse effect on our business, financial condition and results of operations.

Negative publicity associated with litigation, governmental investigations, regulatory actions and other public statements could damage our reputation.

From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from customers. Such stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices or about the debt collection industry generally could adversely impact our stock price and our ability to retain and attract customers and employees.

We may make acquisitions that prove unsuccessful or strain or divert our resources.

From time to time, we consider acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. If we do acquire one or more businesses, we may not successfully operate the businesses acquired, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture or profitability. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns, which may materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt and amortization of identifiable intangible assets, all of which could reduce our profitability. Pursuing acquisitions, whether or not they are completed, could be costly and divert management’s attention from the operation of our business.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of its services could have a material adverse effect on our business.

Our management team has considerable experience in finance, banking, consumer collections and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with increased use of technology and statistical analysis. The loss of the services of one or more of our key executive officers could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. Our success depends on the continued service and performance of our management team, and we may not be able to retain such individuals.

Further, we are developing a senior management succession plan in order to effectively prepare for changes in our executive officers over time, but the plan may not be successful or we may not find appropriate candidates. If we are unable to hire and retain qualified employees, our business and operating results could be adversely affected.

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

We may not be able to manage our growth effectively, including the expansion of our operations in India, and the establishment of operations in Costa Rica.

We have expanded significantly in recent years. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations and financial resources. Our infrastructure, facilities and personnel may not be adequate to support our future operations or to effectively adapt to future growth. To support our growth and improve our operations, we continue to make investments in infrastructure, facilities and personnel in our operations in the U.S. and India and are in the process of establishing an operations center in Costa Rica; however, these additional investments may not be successful or our investments may not produce profitable results. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

We may encounter a number of challenges relating to the establishment, management and operation of our proposed call center in Costa Rica, which may have a negative impact on our financial condition and results of operations.

We are in the process of establishing a call center in Costa Rica. We will need to obtain a number of permits and regulatory approvals prior, and subsequent, to commencing operations in Costa Rica. Our ability to obtain necessary permits and approvals may be subject to additional costs and possible delays. Our ability to operate this facility successfully will greatly depend on our ability to hire, train and retain an adequate number of employees, in particular employees with the appropriate level of knowledge, background and skills. Should we be unable to hire such employees, and an adequate number of them, our business and financial results could be negatively impacted. As we begin operations, our fixed costs will increase. Disruptions or other adverse developments during the start up and planned operations stage of our planned Costa Rica facility could materially adversely affect our business. If our Costa Rica operations are disrupted for any reason, we may be forced to locate an alternative near-shore call center location. Potential causes of disruption may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; developments affecting the economic or political conditions in Costa Rica; and acts of God (including but not limited to potential disruptive effects from earthquakes, hurricanes and other natural disasters). We also may adversely be affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting Costa Rica in the future.

If our technology and telecommunications systems were to fail, it could have an adverse effect on our operations.

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

Our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, investing in or adopting technological changes in a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

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

We depend on having the capital resources necessary to invest in new technologies to acquire and service receivables. Adequate capital resources may not be available to us.

We may not be able to adequately protect the intellectual property rights upon which we rely and, as a result, any lack of protection may materially diminish our competitive advantage.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit facility contains restrictions and covenants, which limit, among other things, the payment of dividends.

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: October 26, 2011

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.