Form 10-K
period 2011-12-31
ENCORE CAPITAL GROUP INC
filed 2012-02-09
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 16,317,228 shares was approximately $501,265,244 at June 30, 2011, based on the closing price of the common stock of $30.72 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at February 1, 2012, was 24,521,576.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2012 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART I

Item 1—Business

An Overview of Our Business

Nature of Our Business

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

Although we have enabled over two million consumers to retire a portion of their outstanding debt since 2007, one of the industry’s most formidable challenges is that many distressed consumers will never make a payment, much less retire their total debt obligation. In fact, at the peak of the collection cycle, we generate payments from fewer than one percent of our accounts every month. To address these challenges, we evaluate portfolios of receivables that are available for purchase using robust, account-level valuation methods, and we employ a suite of proprietary statistical and behavioral models across the full extent of our operations. We believe these business practices contribute to our ability to value portfolios accurately, avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our operational channels to maximize future collections. We also have one of the industry’s largest distressed consumer databases containing information regarding approximately 25 million consumer accounts. We believe that our specialized knowledge, along with our investments in data and analytic tools, have enabled us to realize significant returns from the receivables we have acquired. From inception through December 31, 2011, we have invested approximately $2.1 billion to acquire 40.1 million consumer accounts with a face value of approximately $66.4 billion. We maintain strong relationships with many of the largest credit providers in the United States, and believe that we possess one of the industry’s best collection staff retention rates.

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

Investors wishing to obtain more information about us may access our Internet site (http://www.encorecapital.com). The site provides access to relevant investor related information, such as Securities and Exchange Commission (“SEC”) filings, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on the website as soon as reasonably practicable after being filed with, or furnished to, the SEC. The content of the Internet site is not incorporated by reference into this Annual Report on Form 10-K. Any materials that we filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Principled Intent. We strive to treat consumers with respect, compassion, and integrity. From discounts and payment plans to hardship solutions, we partner with our consumers as they attempt to return to financial health. We are committed to dialogue that is honorable and constructive, and hope to play an important and positive role in our consumers’ lives.

Our Strategy

We have implemented a business strategy that emphasizes the following elements:

Extend our knowledge about distressed consumers. We believe our investments in data, analytic tools, and expertise related to both general and distressed consumers provide us with a competitive advantage. In addition to rigorous data collection practices that take advantage of our unique relationship with distressed consumers, our consumer intelligence program focuses on segmentation, marketing communications, and original research conducted in partnership with experts from both industry and academia. We believe this work will continue to bolster our operational success while fueling our efforts to understand the actions and motivations of our consumer base.

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

Safeguard and promote financial health and literacy. We believe that our interests, and those of the financial institutions from which we purchase portfolios, are closely aligned with the interests of government agencies seeking to protect consumer rights. Accordingly, we expect to continue investing in infrastructure and processes that support consumer advocacy and financial literacy, while promoting an appropriate balance between corporate and consumer responsibility.

Consider growth opportunities in adjacent businesses and new geographies. We may consider acquisitions of complementary companies in order to expand into new geographic markets or new types of defaulted consumer receivables, add capacity to our current business lines, or leverage our knowledge of the distressed consumer. We believe that our existing underwriting and collection processes can be extended to a variety of charged-off consumer receivables. These capabilities may allow us to develop and provide complementary products or services to specified distressed consumer segments.

Acquisition of Receivables

We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are an appealing partner for these sellers given our financial strength, focus on principled intent, and track record of financial success.

Identify purchase opportunities. We maintain relationships with some of the largest credit grantors and sellers of charged-off consumer receivables in the United States. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for primary issuers and sellers from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our scale of purchasing. Receivable portfolios are sold either through a general auction, where the seller requests bids from market participants or through an exclusive negotiation where the seller and buyer negotiate the sale privately. The sale transaction can be either for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months with specifically defined volume, frequency, and pricing. Typically, these contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. We generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can allow us more precision in forecasting and planning our operational needs.

Evaluate purchase opportunities using account level analytics. Once a portfolio of interest is identified, we obtain detailed information regarding the portfolio’s accounts, including certain information regarding the consumers themselves. We then purchase additional information for the consumers whose accounts we are contemplating purchasing, including credit, savings, or payment behavior. Our internal modeling team then analyzes this information to determine the expected value of each potential new consumer. Our collection expectations are based on these demographic data, account characteristics, and economic variables, which we use to predict a consumer’s willingness and ability to repay its debt. The expected value of collections for each account is aggregated to calculate an overall value for the portfolio. Additional adjustments are made to account for qualitative factors that may impact the payment behavior of our consumers (such as prior collection activities, or the underwriting approaches of the seller), and servicing related adjustments to ensure our valuations are aligned with our operations.

Formal approval process. Once we have determined the value of the portfolio and have completed our qualitative diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on corporate Internal Rate of Return (“IRR”) objectives or declines to bid. Members of the investment committee include our CEO, CFO, other members of our senior management team, and experts, as needed.

We believe long-term success is best pursued by combining a diverse sourcing approach with an account-level scoring methodology and a disciplined evaluation process.

Collection Approach

We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we have acquired. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Generally, we pursue collection activities on only a fraction of the accounts we purchase, through one or more of our collection channels. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments are excluded from our collection process. It is our practice to assess each consumer’s willingness to pay through analytics, phone calls and/or letters. Despite our efforts to reach consumers and work out a settlement option, only a small number of consumers who we contact choose to engage with us. Those who do are often offered discounts on their obligations, or are presented with payments plans that are intended to suit their needs. However, the majority of consumers we contact ignore our calls and our letters and we must then make the decision about whether to pursue collections through legal means. During 2011, we called approximately 11.1 million unique consumers, of which 2.3 million, or 21%, made contact with us. Similarly, during the same time period, we mailed 9.7 million consumers, of which 2.4% engaged with us. Throughout our ownership period, we periodically refine our collection approach to determine the most effective collection strategy to pursue for each account. These strategies consist of:

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

•

Call Centers. We maintain domestic collection call centers in San Diego, California, Phoenix, Arizona, and St. Cloud, Minnesota and international call centers in Gurgaon, India and Costa Rica (opened in January 2012). Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers use a friendly, but firm, approach to further assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. During our new hire training period, we educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

•

Skip Tracing. If a consumer’s phone number proves inaccurate when an account manager calls an account, or if current contact information for a consumer is not available at the time of account purchase, then the account is automatically routed to our skip tracing process. We currently use a number of different skip tracing companies to provide phone numbers and addresses.

•

Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay his or her obligations. When we decide to refer an account for legal action, we hire attorneys in-house or we retain law firms that specialize in collection matters in the states where we intend to pursue collections. Prior to engaging a collection firm, we evaluate the firm’s operations, financial condition, and experience, among other key criteria. We rely on the law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts we refer to them and to make the decision about whether or not to pursue collection litigation. The law firms we have hired may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay the law firms a contingency fee based on amounts they collect on our behalf.

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

•

Account Balance Transfer. We may transfer to our credit card partners accounts for which this approach offers the highest opportunity for success. The credit card partners may offer the consumer the opportunity to establish new credit and to transfer the balance onto a new credit card. If the account is transferred, we receive an agreed-upon payment. We did not transfer any accounts pursuant to this program in 2011.

•

Sale. We do not resell accounts to third parties in the ordinary course of our business. If we have an occasional instance when we do resell accounts, we only do so when we can provide the purchaser with documentation evidencing the amount owed on the account and clear title of ownership.

Corporate Compliance and Legal Oversight

Our corporate compliance and legal oversight functions are divided between our legal and financial compliance departments. Our legal department manages regulatory compliance, litigation, corporate transactions, and compliance with our internal ethics policy, while our financial compliance department manages our Sarbanes Oxley 404 compliance, internal audit, and Legal Outsourcing audit initiatives.

The legal department is responsible for interpreting and administering our Standards of Business Conduct (the “Standards”), which apply to all of our directors, officers, and employees and outlines our commitment to a culture of professionalism and ethical behavior. The Standards promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, compliance with applicable laws, rules and regulations, and full and fair disclosure in reports that we file with, or submit to, the SEC and in other public communications made by us. As described in the Standards, we have also established a toll-free Accounting and Fraud Hotline to allow directors, officers, and employees to report any detected or suspected fraud, misappropriations, or other fiscal irregularities, any good faith concern about our accounting and/or auditing practices, or any other violations of the Standards.

Beyond written policies, one of our core internal goals is the adherence to principled intent as it pertains to all consumer interactions. We believe that it is in our shareholders, and our employees’ best interest to treat all consumers with the highest standards of integrity. Specifically, we have strict policies and a code of ethics, which guide all dealings with our consumers. To reinforce existing written policies, we have established a number of quality assurance procedures. Through our Quality Assurance program, our Fair Debt Collection Practices Act (“FDCPA”) training for new account managers, our FDCPA recertification program for continuing account managers, and our Consumer Support Services department, we take significant steps to ensure compliance with applicable laws and regulations and seek to promote consumer satisfaction. Our Quality Assurance team aims to enhance the skills of account managers and to drive compliance initiatives through active call monitoring, account manager coaching and mentoring, and the tracking and distribution of company-wide best practices. Finally, our Consumer Support Services department works directly with consumers to seek to resolve incoming consumer inquiries and to respond to consumer disputes as they may arise.

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

Predictive Dialer Technology. Our upgraded predictive dialer technology continues to accommodate the ongoing expansion of our call centers. The technology allows additional call volume capacity and greater efficiency through shorter wait times and an increase in the number of live contacts. We believe this technology helps maximize account manager productivity and further optimizes the yield on our portfolio purchases. We also believe that the use of predictive dialing technology helps us to ensure compliance with certain applicable federal and state laws that restrict the time, place, and manner in which debt collectors can call consumers.

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

Ability to Attract and Retain Employees

Of crucial importance to our success is the recruitment and retention of our key employees, account managers, and executive management team. In addition to offering attractive compensation structures for account managers, we may offer employee programs that promote personal and professional goals, such as leadership and skills training, tuition assistance in support of continued education, and wellness initiatives. Our wellness initiatives earned us the distinction as San Diego’s Healthiest Company, Large Company category, in 2011, and in India, we were selected as one of “India’s Best Companies to Work For” by India’s Great Place to Work Institute. We believe that these tangible benefits, combined with intangible differentiators, such as a diverse employee base and the prospect of living and working in an extremely temperate climate where our Corporate Headquarters is located, all contribute to a sustainable competitive advantage with respect to recruitment and retention.

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

Federal and state statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer receivables. The FDCPA and comparable state statutes establish specific guidelines and procedures which debt collectors must follow when communicating with consumers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable state statutes in all of our recovery activities. Our failure to comply with these laws could have a material adverse effect on us if they apply to some or all of our recovery activities. Alongside the FDCPA, the federal laws that apply to our business (in addition to the regulations that relate to these laws) include the following:

• Truth-In-Lending Act	• Credit CARD Act
• Fair Credit Billing Act	• Gramm-Leach-Bliley Act
• Equal Credit Opportunity Act	• Servicemembers’ Civil Relief Act
• Fair Credit Reporting Act • Electronic Funds Transfer Act • U.S. Bankruptcy Code • Telephone Consumer Protection Act	• Health Insurance Portability and Accountability Act • Dodd-Frank Wall Street Reform and Consumer Protection Act • Wire Act

State laws, among other things, may also limit the interest rate and the fees that a credit originator may impose on our consumers, and limit the time in which we may file legal actions to enforce consumer accounts.

The relationship between a consumer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. While we do not issue credit cards, these laws affect some of our operations because the majority of our receivables originate through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates; fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the consumers that would reduce or eliminate their obligations related to those receivables. When we acquire receivables, we generally require the originating institution to contractually indemnify us against losses caused by its failure to comply with applicable statutes, rules and regulations relating to the receivables before they are sold to us.

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

Employees

We are a Delaware corporation incorporated in 1999. As of December 31, 2011, we had approximately 2,200 employees. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

Item 1A—Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We urge you to read these risk factors carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Annual Report on Form 10-K. Any of the risks described herein could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. The list of risks is not intended to be exhaustive and the order in which the risks appear is not intended as an indication of their relative weight or importance. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Risk Factors

We are exposed to risks associated with worldwide financial markets and the global economy.

As a result of the continuing global economic downturn, individual consumers are experiencing high unemployment, a lack of credit availability and depressed real estate values. This in turn places continued financial pressure on the consumer, which may reduce our ability to collect on our purchased consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the distressed consumer may result in additional regulatory restrictions on our operations and increased litigation filed against us. We cannot predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition, and results of operations.

Our operating results may fluctuate significantly in the future.

Our operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as a result of the factors described below and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

•	the timing and amount of collections on our receivable portfolios, including the effects of seasonality and economic conditions;

•	any charge to earnings resulting from an allowance against the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations;

•	the cost of credit to finance our purchases of receivable portfolios; and

•	the timing and terms of our purchases of receivable portfolios.

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

The availability of receivable portfolios at favorable prices and on favorable terms depends on a number of factors, including:

•	continued high levels of default in consumer debt;

•	continued sale of receivable portfolios by originating institutions and portfolio resellers at sufficient volumes and prevailing price levels;

•	our ability to develop and maintain long-term relationships with key major credit originators and portfolio resellers;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, and estimate the value of, portfolios;

•	changes in laws and regulations governing consumer lending, bankruptcy and collections; and

•	potential availability of government funding to competing purchasers for the acquisition of account portfolios under various programs intended to serve as an economic stimulus.

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

We continually look for opportunities to expand the classes of assets that make up the portfolios we acquire. Therefore, we may acquire portfolios consisting of assets with which we have little or no collection experience. Our lack of experience with new types of receivables may cause us to pay too much for these receivable portfolios, which may substantially hinder our ability to generate profits from such portfolios. Further, our existing methods of collections may prove ineffective for such new receivables, and we may not be able to collect on these portfolios. Our inexperience may have a material adverse effect on our results of operations.

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

In the normal course of our portfolio acquisitions, some receivables may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these receivables to the sellers for payment or replacement. However, sellers may not be able to meet their obligations to us. Accounts that we are unable to return to sellers may yield no return. If sellers deliver portfolios containing too many accounts that do not conform to the terms of the purchase agreements, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations and purchase new portfolios may be materially and adversely affected. If we are not able to satisfy our debt obligations and purchase new portfolios, this may materially and adversely affect our results of operations.

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

We carry approximately $16.0 million in goodwill and approximately $0.5 million in amortizable intangible assets on our balance sheet. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could negatively impact our results of operations.

Our business of enforcing the collection of purchased receivables is subject to extensive statutory and regulatory oversight, which has increased and may continue to increase.

Laws relating to debt collections directly apply to our business. Our failure or the failure of third party agencies and attorneys or the originators of our receivables to comply with existing or new laws, rules or regulations could limit our ability to recover on receivables or cause us to pay damages to the original consumers, which could reduce our revenues and harm our business.

We sometimes purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collection methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts through available collections methods could materially and adversely affect our results of operations.

In response to the global economic downturn, or otherwise, additional consumer protection or privacy laws, rules and regulations may be enacted that impose additional restrictions on the collection of receivables. Such new laws, rules and regulations and the enforcement of them or increased enforcement of existing consumer protection or privacy laws, rules and regulations may materially and adversely affect our ability to collect on our receivables, which could materially and adversely affect our business and results of operations.

Our results of operations may be materially and adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a consumer’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we purchase are generally unsecured, we often are not able to collect on those receivables. In addition, since we purchase receivables that may have been delinquent for a long period of time, this may be an indication that many of the consumers from whom we collect will be unable to service their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot be certain that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our results of operations could be materially and adversely affected.

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.

The collections industry is heavily regulated under various federal, state, and local laws, rules and regulations. Many states and several cities require that we be licensed as a debt collection company. The Federal Trade Commission, state attorneys general and other regulatory bodies have the authority to investigate a variety of matters, including consumer complaints against debt collection companies, and to recommend enforcement actions and seek monetary penalties. If we, or our third party collection agencies or law firms fail to comply with applicable laws, rules and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would materially adversely affect us. Further, our ability to collect our receivables may be impacted by state laws, which require that certain types of account documentation be in our possession prior to the institution of any collection activities. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance.

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

Increases in costs associated with our collections through collection litigation can materially raise our costs associated with our collection strategies and the individual lawsuits brought against consumers to collect on judgments in our favor.

We hire in-house counsel and contract with a nationwide network of attorneys that specialize in collection matters. In connection with collection litigation, we advance certain out-of-pocket court costs, or Deferred Court Costs. Deferred Court Costs represent amounts we believe we will recover from our consumers, in addition to the amounts owed on our consumers’ accounts that we expect to collect. These court costs may be difficult or impossible to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, this may materially and adversely affect our results of operations.

Further, we have substantial collection activity through our legal channel and as a consequence, increases in Deferred Court Costs, increases in costs related to counterclaims and an increase in other court costs, may increase our costs in collecting on these accounts, which may have a material adverse effect on our results of operations.

Our network of third party agencies and attorneys may not utilize amounts collected on our behalf or amounts we advance for court costs in the manner for which they were intended.

In the normal course of operations our third party collection agencies and attorneys collect funds on our behalf. These third parties may fail to remit amounts owed to us in a timely manner or at all. Additionally, we advance court costs to our third party attorneys which are intended for their use in filing lawsuits on our behalf. These third party attorneys may misuse some or all of the funds we advance to them. Our ability to recoup our funds may be diminished if these third parties become insolvent or enter into bankruptcy proceedings.

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

We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We currently are, and may in the future be, subject to regulatory investigations, inquiries, litigation, and other actions by the Federal Trade Commission, state attorneys general or other governmental bodies relating to our activities. The litigation and regulatory actions in which we are currently engaged or which we may become subject to involve potential compensatory or punitive damage claims, fines, sanctions or injunctive relief that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position and negatively impact results of operations. We have recorded loss contingencies in our financial statements only for matters on which losses are probable and can be reasonably estimated. Our assessments of these matters involve significant judgments, and may change from time to time. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Furthermore, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Negative publicity associated with litigation, governmental investigations, regulatory actions, and other public statements could damage our reputation.

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

From time to time, we consider acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. If we do acquire one or more businesses, we may not successfully operate the businesses acquired, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. In addition, through acquisitions, we may enter markets in which we have limited or no experience. The occurrence of one or more of these events may place additional constraints on our resources such as diverting the attention of our management from other business concerns, which may materially adversely affect our operations and financial condition. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, incurrence of additional debt, and amortization of identifiable intangible assets, all of which could reduce our profitability.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of its services could have a material adverse effect on our business.

Our management team has considerable experience in finance, banking, consumer collections, and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with increased use of technology and statistical analysis. The loss of the services of one or more of our key executive officers could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off consumer receivables and to manage and expand our business. Our success depends on the continued service and performance of our management team, and we may not be able to retain such individuals.

Regulatory, political, and economic conditions in India expose us to risk, including loss of business.

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the U.S., and we experience higher employee turnover in our operations in India than is typical in our U.S. locations. The continuation of these trends could result in the loss of the cost savings we sought to achieve by establishing a portion of our collection operations in India. In the past, India has experienced significant inflation and shortages of readily available foreign currency for exchange and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the economy in India is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material and adverse effect on our business, results of operations and financial condition.

We may not be able to manage our growth effectively, including the expansion of our operations in India, and our newly established operations in Costa Rica.

We have expanded significantly in recent years. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations, and financial resources. Our infrastructure, facilities, and personnel may not be adequate to support our future operations or to effectively adapt to future growth. To support our growth and improve our operations, we continue to make investments in infrastructure, facilities and personnel in our operations in the U.S., India and Costa Rica; however, these additional investments may not be successful or our investments may not produce profitable results. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

If our technology and telecommunications systems were to fail, or if we are not able to successfully anticipate, invest in, or adopt technological advances within our industry, it could have an adverse effect on our operations.

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

In addition, our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, investing in, or adopting technological changes in a timely basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

We continue to make significant modifications to our information systems to ensure that they continue to meet our current and foreseeable demands and continued expansion, and our future growth may require additional investment in these systems. These system modifications may exceed our cost or time estimates for completion or may be unsuccessful. If we cannot update our information systems effectively, our results of operations may be materially and adversely affected.

We may not be able to adequately protect the intellectual property rights upon which we rely and, as a result, any lack of protection may materially diminish our competitive advantage.

We rely on proprietary software programs and valuation and collection processes and techniques, and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes, and techniques to be trade secrets, but they are not protected by patent or registered copyright. We may not be able to protect our technology and data resources adequately, which may materially diminish our competitive advantage.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Our corporate headquarters and primary operations facility are located in approximately 87,900 square feet in two separate leased locations in San Diego, California.

We lease a facility for our call center located in Phoenix, Arizona with approximately 33,000 square feet of space and a facility for our call center located in St. Cloud, Minnesota with approximately 46,000 square feet of space.

Our leased Ascension facility is located in Arlington, Texas and is approximately 28,600 square feet. This facility serves as our bankruptcy servicing center.

We also lease a facility in Gurgaon, India. The facility in India has approximately 111,500 square feet of space and can accommodate approximately 1,850 employees. Our facility in India serves as a call center, bankruptcy servicing center, and administrative offices.

In addition, we entered into a lease that became effective in January 2012 to occupy approximately 20,900 square feet of space in Costa Rica. This facility can accommodate approximately 200 employees. This facility serves as an additional call center.

We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of the individual operations.

Item 3—Legal Proceedings

We are involved in disputes and legal actions from time to time in the ordinary course of business. We, along with others in our industry, are routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”) comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, have made inaccurate assertions of fact in support of our collection actions and/or have acted improperly in connection with our efforts to contact consumers. These cases are frequently styled as supposed class actions. In addition, from time to time, we are subject to litigation and other actions by governmental bodies, including formal and informal investigations relating to our collection activities by the Federal Trade Commission, state attorneys general and other governmental bodies, with which we cooperate.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of our subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 12, 2011, the court issued an order granting final approval to the parties agreed upon settlement of this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, and dismissed the cases against the Midland Defendants with prejudice. That order has been appealed by certain objectors to the settlement, which appeals remain pending.

On November 2, 2010 and December 17, 2010 two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that our subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011 two class actions entitled Scardina v. Midland Credit Management, Inc. Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that our subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, we filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted our motion to transfer.

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments, or settlements. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We continuously assess the potential liability related to our pending litigation and revise our estimates when additional information becomes available. Our legal costs are recorded to expense as incurred.

Item 4—Mine Safety Disclosures

Not applicable.

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”

The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2011
First Quarter	$27.67	$21.65
Second Quarter	33.16	23.85
Third Quarter	31.78	18.96
Fourth Quarter	28.50	19.40

Fiscal Year 2010
First Quarter	18.66	14.65
Second Quarter	24.09	16.50
Third Quarter	22.92	17.50
Fourth Quarter	23.67	16.70

The closing price of our common stock on February 1, 2012, was $24.27 per share and there were 15 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the total cumulative stockholder return on our common stock for the period from December 29, 2006 through December 31, 2011, with the cumulative total return of (a) the NASDAQ Index and (b) Asset Acceptance Capital Corp., Asta Funding, Inc. and Portfolio Recovery Associates, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 29, 2006, in our common stock and in each of the comparison indices.

	12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
Encore Capital Group, Inc.	$100.00	$76.83	$57.14	$138.10	$186.11	$168.73
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Peer Group	100.00	81.76	44.86	62.71	91.45	80.27

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

Item 6—Selected Financial Data

This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2009, 2008, and 2007 and for the years ended December 31, 2008 and 2007, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2011, and 2010 and for the years ended December 31, 2011, 2010, and 2009, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share and personnel data):

	As of and For The Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues
Revenue from receivable portfolios, net(1)	$448,714	$364,294	$299,732	$240,802	$241,402
Servicing fees and related revenue(2)	18,657	17,014	16,687	15,087	12,609

Total revenues	467,371	381,308	316,419	255,889	254,011

Operating expenses
Salaries and employee benefits	81,509	65,767	58,025	58,120	64,153
Stock-based compensation expense	7,709	6,010	4,384	3,564	4,287
Cost of legal collections	157,050	121,085	112,570	96,187	78,636
Other operating expenses	39,776	36,387	26,013	23,652	21,533
Collection agency commissions	14,162	20,385	19,278	13,118	12,411
General and administrative expenses	41,730	31,444	26,920	19,445	17,478
Depreciation and amortization	4,661	3,199	2,592	2,814	3,351

Total operating expenses	346,597	284,277	249,782	216,900	201,849

Income from operations	120,774	97,031	66,637	38,989	52,162

Other (expense) income
Interest expense	(21,116)	(19,349)	(16,160)	(20,572)	(34,504)
Other (expense) income	(394)	316	3,266	5,129	1,071

Total other expense	(21,510)	(19,033)	(12,894)	(15,443)	(33,433)

Income before income taxes	99,264	77,998	53,743	23,546	18,729
Provision for income taxes	(38,306)	(28,946)	(20,696)	(9,700)	(6,498)

Net income	$60,958	$49,052	$33,047	$13,846	$12,231

Earnings per share:
Basic	$2.48	$2.05	$1.42	$0.60	$0.53
Diluted	$2.37	$1.95	$1.37	$0.59	$0.52
Weighted-average shares outstanding:
Basic	24,572	23,897	23,215	23,046	22,876
Diluted	25,690	25,091	24,082	23,577	23,386

	As of and For The Year Ended December 31,
	2011	2010	2009	2008	2007
Cash flow data:
Cash flows provided by (used in):
Operating activities	$84,579	$75,475	$76,519	$63,071	$19,610
Investing activities	(88,088)	(142,807)	(79,171)	(107,252)	(95,059)
Financing activities	651	69,849	699	45,846	73,334
Selected operating data:
Purchases of receivable portfolios, at cost(3)	$386,850	$361,957	$256,632	$230,278	$208,953
Gross collections for the period	761,158	604,609	487,792	398,633	355,193
Consolidated statements of financial condition data:
Cash and cash equivalents	$8,047	$10,905	$8,388	$10,341	$8,676
Investment in receivable portfolios, net	716,454	644,753	526,877	461,346	392,209
Total assets	812,483	736,468	595,159	549,079	483,011
Total debt	388,950	385,264	303,075	303,655	256,223
Total liabilities	440,948	433,771	352,068	345,653	295,576
Total stockholders’ equity	371,535	302,697	243,091	203,426	187,435

(1)	Includes net allowance charges of $10.8 million, $22.2 million, $19.3 million, $41.4 million and $11.2 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(2)	Includes $18.6 million, $16.9 million, $16.7 million, $15.0 million and $12.5 million in revenue from Ascension for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(3)

Purchase price includes a $10.3 million, $5.6 million and $11.7 million allocation of our forward flow asset for 2009, 2008 and 2007, respectively. In July 2008, we ceased forward flow purchases from Jefferson Capital Systems, LLC (“Jefferson Capital”) due to an alleged breach by Jefferson Capital and its parent, CompuCredit Corporation, of certain agreements. In September 2009, we settled our dispute with Jefferson Capital. As part of the settlement, we purchased a receivable portfolio and applied the remaining forward flow asset to that purchase.

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

Market Overview

While there has been improvement in macroeconomic indicators during the last twelve months, a broad economic recovery has yet to fully materialize for the U.S. consumer. Minimal job growth, uncertainty over state and federal taxes, and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels. Within the credit card space, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosures, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic uncertainty through the fourth quarter of 2011, most of our internal collection metrics were consistent with, or better than, what we observed during the same periods in 2009 and 2010. To illustrate, payer rates and average payment size, adjusted for changes in the mix of settlements-in-full versus payment plans, remained consistent. As compared to prior years, more of our consumers continue to opt to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

The rate at which consumers are honoring their obligations and completing their payment plans has continued to increase over the last 12 months. We believe this is the result of two factors: our commitment to partner effectively with consumers during their recovery process and the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case, and in those instances where we are unable to do so, we may experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis – Revenue” below for a more detailed explanation of the provision for portfolio allowances.

Throughout the credit crisis, we strategically invested in receivable portfolios as credit card charge-offs increased to historic levels and we believe that some of our competitors were (i) caught owning receivables with low yields as a result of purchasing certain portfolios at elevated pricing levels between 2005 and 2008 and (ii) faced with constrained access to capital to fund portfolio purchases due to depressed capital markets. These dynamics resulted in a supply-demand gap that dramatically reduced pricing of available portfolios, beginning in early 2009. For example, prices for freshly charged-off assets (i.e., receivables sold within thirty days of charge-off by the credit issuers) declined from a range of 8% – 13% in 2008 to a range of 5% – 9% in 2009 and early 2010. Similar price reductions were apparent across a broad range of defaulted consumer receivable asset classes (including credit cards and other consumer loans), balance ranges, and ages. After such a dramatic decline, pricing increased beginning in mid-2010 and has continued to increase throughout 2011. We continue to exercise discipline in portfolio acquisitions, only purchasing those portfolios which meet our internal rate of return hurdle rates. In response to the price declines in 2009 and early 2010, some issuers opted not to sell all of their receivable portfolios and instead, pursued internal liquidation strategies or partnered with third party agencies. We believe that as pricing increases, these issuers will sell a greater percentage of their charged-off portfolios.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Credit card	$346,324	$341,910	$256,632
Telecom	38,882	7,842	—
Consumer bankruptcy receivables(1)	1,644	12,205	—

	$386,850	$361,957	$256,632

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the year ended December 31, 2011, we invested $386.9 million for portfolios, primarily for charged-off credit card, telecom, and bankruptcy portfolios, with face values aggregating $11.7 billion for an average purchase price of 3.3% of face value. This is a $24.9 million increase, or 6.9%, in the amount invested, compared with the $362.0 million invested during the year ended December 31, 2010, to acquire portfolios, primarily consisting of charged-off credit card, bankruptcy, and telecom portfolios, with a face value aggregating $10.9 billion for an average purchase price of 3.3% of face value. Included in our 2010 purchases was a $45.6 million, one-time, large portfolio purchase from one seller in December 2010.

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

Collections by Channel

During 2011, 2010 and 2009, we utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Year Ended December 31,
	2011	2010	2009
Legal collections	$377,455	$266,762	$232,667
Collection sites	335,992	268,205	185,789
Collection agencies	47,657	68,042	62,653
Other	54	1,600	6,683

	$761,158	$604,609	$487,792

Gross collections increased $156.6 million, or 25.9%, to $761.2 million during the year ended December 31, 2011, from $604.6 million during the year ended December 31, 2010, primarily due to increased portfolio purchases in the current and prior years.

Gross collections increased $116.8 million, or 23.9%, to $604.6 million during the year ended December 31, 2010, from $487.8 million during the year ended December 31, 2009, primarily due to increased portfolio purchases in the current and prior years.

Results of Operations

Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011		2010		2009
Revenues
Revenue from receivable portfolios, net	$448,714	96.0%	$364,294	95.5%	$299,732	94.7%
Servicing fees and related revenue	18,657	4.0%	17,014	4.5%	16,687	5.3%

Total revenues	467,371	100.0%	381,308	100.0%	316,419	100.0%

Operating expenses
Salaries and employee benefits	81,509	17.5%	65,767	17.2%	58,025	18.4%
Stock-based compensation expense	7,709	1.7%	6,010	1.6%	4,384	1.4%
Cost of legal collections	157,050	33.6%	121,085	31.8%	112,570	35.6%
Other operating expenses	39,776	8.5%	36,387	9.5%	26,013	8.2%
Collection agency commissions	14,162	3.0%	20,385	5.4%	19,278	6.1%
General and administrative expenses	41,730	8.9%	31,444	8.2%	26,920	8.5%
Depreciation and amortization	4,661	1.0%	3,199	0.8%	2,592	0.8%

Total operating expenses	346,597	74.2%	284,277	74.5%	249,782	79.0%

Income from operations	120,774	25.8%	97,031	25.5%	66,637	21.0%

Other (expense) income
Interest expense	(21,116)	(4.5)%	(19,349)	(5.1)%	(16,160)	(5.1)%
Other (expense) income	(394)	(0.1)%	316	0.1%	3,266	1.0%

Total other expense	(21,510)	(4.6)%	(19,033)	(5.0)%	(12,894)	(4.1)%

Income before income taxes	99,264	21.2%	77,998	20.5%	53,743	16.9%
Provision for income taxes	(38,306)	(8.2)%	(28,946)	(7.6)%	(20,696)	(6.5)%

Net income	$60,958	13.0%	$49,052	12.9%	$33,047	10.4%

Comparison of Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Our revenues consist primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or zero basis portfolios, are recorded as revenue, or zero basis revenue or allowance reversal if applicable. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our Ascension subsidiary, a provider of bankruptcy services to the finance industry.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Year Ended December 31, 2011					As of December 31, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$20,609	$16,171	78.5%	$4,448	3.5%	$—	—
2004	1,462	196	13.4%	102	0.0%	—	—
2005	18,276	8,492	46.5%	771	1.9%	8,304	5.7%
2006	18,294	13,958	76.3%	(7,160)	3.0%	17,394	5.1%
2007	38,654	23,578	61.0%	(4,564)	5.1%	18,483	5.1%
2008	87,083	49,985	57.4%	(4,420)	10.9%	58,249	5.4%
2009	164,358	105,080	63.9%	—	22.9%	88,436	8.0%
2010	288,679	169,588	58.7%	—	36.9%	190,948	6.5%
2011	123,596	72,489	58.6%	—	15.8%	334,640	4.2%

Total	$761,011	$459,537	60.4%	$(10,823)	100.0%	$716,454	5.5%

	Year Ended December 31, 2010					As of December 31, 2010
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$10,590	$9,689	91.5%	$901	2.5%	$—	—
2002	417	—	0.0%	417	0.0%	—	—
2003	3,215	759	23.6%	1,829	0.2%	—	—
2004	7,799	2,822	36.2%	1,553	0.7%	1,166	6.6%
2005	27,034	16,301	60.3%	(2,750)	4.2%	17,315	5.6%
2006	26,185	21,592	82.5%	(9,605)	5.6%	28,890	5.1%
2007	70,569	44,689	63.3%	(4,527)	11.6%	38,302	7.5%
2008	126,496	78,579	62.1%	(10,027)	20.3%	99,802	5.1%
2009	206,360	135,096	65.5%	—	35.0%	147,830	6.4%
2010	125,729	76,976	61.2%	—	19.9%	311,448	4.2%

Total	$604,394	$386,503	63.9%	$(22,209)	100.0%	$644,753	5.1%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

Total revenues were $467.4 million for the year ended December 31, 2011, an increase of $86.1 million, or 22.6%, compared to total revenues of $381.3 million for the year ended December 31, 2010. Portfolio revenue was $448.7 million for the year ended December 31, 2011, an increase of $84.4 million, or 23.2%, compared to portfolio revenue of $364.3 million for the year ended December 31, 2010. The increase in portfolio revenue for the year ended December 31, 2011 was primarily the result of additional accretion revenue associated with a higher portfolio balance and lower net portfolio allowance provision during the year ended December 31, 2011, compared to the year ended December 31, 2010. During the year ended December 31, 2011, we recorded a net portfolio allowance provision of $10.8 million, compared to a net portfolio allowance provision of $22.2 million in the prior year. The portfolio allowances for the years ended December 31, 2011 and 2010 were largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasted collections, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressures on our consumers due to a weakened economy, changes in internal operating strategies, shifts in consumer payment patterns, and the inherent challenge of forecasting collections at the pool group level.

Revenue associated with bankruptcy servicing fees was $18.6 million for the year ended December 31, 2011, an increase of $1.7 million, or 9.9%, compared to revenue of $16.9 million for the year ended December 31, 2010.

Operating Expenses

Total operating expenses were $346.6 million for the year ended December 31, 2011, an increase of $62.3 million, or 21.9%, compared to total operating expenses of $284.3 million for the year ended December 31, 2010.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $15.7 million, or 23.9%, to $81.5 million during the year ended December 31, 2011, from $65.8 million during the year ended December 31, 2010. The increase was primarily the result of increased headcount to support our growth. Salaries and employee benefits related to our internal legal channel were approximately $2.6 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

Stock-based compensation expenses

Stock-based compensation increased $1.7 million, or 28.3%, to $7.7 million during the year ended December 31, 2011, from $6.0 million during the year ended December 31, 2010. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections increased $36.0 million, or 29.7%, to $157.1 million during year ended December 31, 2011, compared to $121.1 million during the year ended December 31, 2010. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $26.8 million in contingent fees paid to our network of attorneys related to an increase of $110.7 million, or 41.5%, in gross collections through our legal channel, in addition to an increase of $9.5 million in upfront litigation costs expensed during the period. Gross legal collections amounted to $377.5 million during the year ended December 31, 2011, up from $266.8 million collected during the year ended December 31, 2010. The cost of legal collections decreased as a percent of gross collections through this channel to 41.6% during the year ended December 31, 2011, from 45.4% during the year ended December 31, 2010, as a result of improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Year Ended December 31,
	2011		2010
Collections(1)	$377,455	100.0%	$266,762	100.0%

Court costs advanced	$95,672	25.4%	$74,758	28.0%
Court costs deferred	(43,664)	(11.6)%	(32,247)	(12.1)%

Court cost expense(2)	52,008	13.8%	42,511	15.9%
Other(3)	2,029	0.5%	2,403	0.9%
Commissions	103,013	27.3%	76,171	28.6%

Total Costs	$157,050	41.6%	$121,085	45.4%

(1)

Collections include approximately $2.3 million from our internal legal channel for the year ended December 31, 2011. We had no collections through our internal legal channel during the year ended December 31, 2010.

(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $1.7 million for the year ended December 31, 2011. We did not incur court costs through our internal legal channel during the year ended December 31, 2010.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $3.4 million, or 9.3%, to $39.8 million during the year ended December 31, 2011, from $36.4 million during the year ended December 31, 2010. The increase was primarily the result of an increase of $1.0 million in direct mail campaign expenses, an increase of $0.8 million in telephone expenses, an increase of $0.5 million in recruiting expenses, and a net increase in various other operating expenses of $1.1 million, all to support our growth.

Collection agency commissions

During the year ended December 31, 2011, we incurred $14.2 million in commissions to third party collection agencies, or 29.7% of the related gross collections of $47.7 million, compared to $20.4 million in commissions, or 30.0% of the related gross collections of $68.0 million during the year ended December 31, 2010. The decline in commissions and collections in this channel is part of our strategy to place more accounts internally to reduce our overall cost to collect. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

General and administrative expenses

General and administrative expenses increased $10.3 million, or 32.7%, to $41.7 million during the year ended December 31, 2011, from $31.4 million during the year ended December 31, 2010. The increase was primarily the result of an increase of $3.8 million in litigation and corporate legal expenses associated with governmental investigations or inquiries and litigation, an increase of $1.3 million in building rent, an increase of $0.9 million in consulting fees, an increase of $0.9 million in system maintenance costs and a net increase in other general and administrative expenses of $3.4 million, primarily to support our growth.

Depreciation and amortization

Depreciation and amortization expense increased $1.5 million, or 45.7%, to $4.7 million during the year ended December 31, 2011, from $3.2 million during the year ended December 31, 2010. The increase was primarily due to increased depreciation expenses resulted from our acquisition of fixed assets in the current and prior years.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2011					2010
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$377,455	$157,050	(1)	41.6%	20.6%	$266,762	$121,085	(1)	45.4%	20.0%
Collection sites(2)	335,992	25,112		7.5%	3.3%	268,205	24,312		9.1%	4.0%
Collection agencies	47,657	14,162		29.7%	1.9%	68,042	20,385		30.0%	3.4%
Other	54	—		—	—	1,600	—		—	—
Other indirect costs(3)	—	124,533		—	16.4%	—	98,157		—	16.3%

Total	$761,158	$320,857	(4)		42.2%	$604,609	$263,939	(4)		43.7%

(1)

Collections include approximately $2.3 million from our internal legal channel for the year ended December 31, 2011. Court costs expensed through our internal legal channel were approximately $1.7 million for the year ended December 31, 2011. We had no collections and did not incur any court costs through our internal legal channel during the year ended December 31, 2010.

(2)	Cost in collection sites represents only account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(3)

Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization. Included in other indirect costs were costs related to our internal legal channel of approximately $3.8 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

(4)

Represents all operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses, to generally accepted accounting practices (“GAAP”) total operating expenses in the table below.

During the year ended December 31, 2011, cost per dollar collected decreased by 150 basis points to 42.2% of gross collections from 43.7% of gross collections during the year ended December 31, 2010. This decrease was primarily due to several factors, including:

•

The costs from our collection sites, including account managers and their supervisors’ salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 3.3% during the year ended December 31, 2011, from 4.0% during the year ended December 31, 2010 and, as a percentage of our site collections, decreased to 7.5% during the year ended December 31, 2011, from 9.1% during the year ended December 31, 2010. The decrease was primarily due to the continued growth of our collection workforce in India.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.9% during the year ended December 31, 2011, from 3.4% during the year ended December 31, 2010. The decrease in the percentage of commissions to total collections was due to our strategy to place more accounts internally, resulting in a significant decline in collections through this channel. Commissions as a percentage of channel collections declined to 29.7% during the year ended December 31, 2011, as compared to 30.0% during the prior year due to the mix of accounts placed in this channel.

The decrease was slightly offset by:

•

An increase in cost of legal collections, as a percent of total collections, to 20.6% during the year ended December 31, 2011, from 20.0% during the year ended December 31, 2010. The increase in the cost of legal collections to total collections was due to collections in our legal channel growing at a rate faster than total collections. Cost per dollar collected in this channel declined to 41.6% during the year ended December 31, 2011, from 45.4% during the prior year. This decrease was primarily the result of improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations (see “Cost of legal collections” section above for details).

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense and bankruptcy servicing operating expenses to GAAP total operating expenses (in thousands):

	Years Ended December 31,
	2011	2010
GAAP total operating expenses, as reported	$346,597	$284,277
Stock-based compensation expense	(7,709)	(6,010)
Bankruptcy servicing operating expenses	(18,031)	(14,328)

Expansion in offshore operations

To support our growth and improve our operations, we continue to make investments offshore. In January 2012, we opened our first near-shore operations center in Costa Rica. Our operations in Costa Rica will allow us to better serve our Spanish-speaking consumers and will add important strategic capacity and strength to our worldwide operations. Until we are fully operational in our Costa Rica site, we expect that our overall variable cost to collect will increase and our overall account manager productivity will decline. However, once we are staffed to optimal levels, we expect that this expansion will have a positive long-term impact on both our overall cost to collect and our productivity.

Interest expense

The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	$ Change	% Change
Stated interest on debt obligations	$19,283	$15,667	$3,616	23.1%
Amortization of loan fees and other loan costs	1,833	1,669	164	9.7%
Amortization of debt discount—convertible notes	—	2,013	(2,013)	(100.0)%

Total interest expense	$21,116	$19,349	$1,767	9.1%

Stated interest on debt obligations increased $3.6 million to $19.3 million during the year ended December 31, 2011, compared to the prior year. This increase was primarily due to higher interest rates on our senior secured notes, offset by lower outstanding loan balances under our revolving credit facility.

Other income and expense

During the year ended December 31, 2011, we incurred other expense of $0.4 million. This expense was primarily attributable to our revaluation of foreign currency monetary assets and liabilities held by our India subsidiary. During the year ended December 31, 2010, total other income was $0.3 million. This was primarily the result of a $0.3 million gain recognized in connection with the early termination of a contract.

Provision for income taxes

During the year ended December 31, 2011, we recorded an income tax provision of $38.3 million, reflecting an effective rate of 38.6% of pretax income. The effective tax rate for the year ended December 31, 2011 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.5%, and a benefit for the effect of permanent book versus tax differences of 0.6%.

During the year ended December 31, 2010, we recorded an income tax provision of $28.9 million, reflecting an effective rate of 37.1% of pretax income. The effective tax rate for the year ended December 31, 2010 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.7%, a 0.6% beneficial adjustment to federal taxes payable as a result of state tax true ups, and a benefit for the effect of permanent book versus tax differences of 1.7%.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Our revenues consist primarily of portfolio revenue and bankruptcy servicing revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or zero basis portfolios, are recorded as revenue, or zero basis revenue or allowance reversal if applicable. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Servicing fee revenue is revenue primarily associated with bankruptcy servicing fees earned from our Ascension subsidiary, a provider of bankruptcy services to the finance industry.

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

Total revenues were $381.3 million for the year ended December 31, 2010, an increase of $64.9 million, or 20.5%, compared to total revenues of $316.4 million for the year ended December 31, 2009. Portfolio revenue was $364.3 million for the year ended December 31, 2010, an increase of $64.6 million, or 21.5%, compared to portfolio revenue of $299.7 million for the year ended December 31, 2009. The increase in portfolio revenue for the year ended December 31, 2010, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010, we recorded a net portfolio allowance provision of $22.2 million, compared to a net portfolio allowance provision of $19.3 million in the prior year. The portfolio allowances for the years ended December 31, 2010 and 2009 were largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasted collections, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressures on our consumers due to a weakened economy, changes in internal operating strategies, shifts in consumer payment patterns, and the inherent challenge of forecasting collections at the pool group level.

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

Cost of legal collections

The cost of legal collections increased $8.5 million, or 7.6%, to $121.1 million during the year ended December 31, 2010, compared to $112.6 million during the year ended December 31, 2009. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase in commissions paid on increased collections through our legal channel, partially offset by a decrease in court cost expense. For the year ended December 31, 2010, we paid commissions of $76.2 million, or 28.6%, on legal collections of $266.8 million, compared to commissions of $66.5 million, or 28.6%, on legal collections of $232.7 million for the year ended December 31, 2009. Court cost expense decreased to $42.5 million for the year ended December 31, 2010, compared to $43.6 million for the year ended December 31, 2009. This decrease was due to the effect of our change in accounting estimate of deferred court costs effective October 1, 2010, which reduced our court cost expense by $2.8 million. This decrease was offset by additional expense related to the increase of $10.7 million in court costs advanced in the year ended December 31, 2010, compared to the year ended December 31, 2009. Accordingly, court cost expense decreased to 15.9% as a percent of legal collections for the year ended December 31, 2010, compared to 18.7% of legal collections for the year ended December 31, 2009. As a result, the cost of legal collections, as a percent of gross collections through this channel, decreased to 45.4% for the year ended December 31, 2010 from 48.4% for the year ended December 31, 2009.

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

(1)

Primarily related to our settled arbitration with Jefferson Capital Systems, LLC (“Jefferson Capital”) in September 2009. As part of the settlement with Jefferson Capital, we returned accounts that were subject to Jefferson Capital’s settlement with the Federal Trade Commission. A portion of those accounts were in our legal channel and, when these were returned, resulted in the reversal of court costs previously deferred.

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

Other operating expenses

Other operating expenses increased $10.4 million, or 39.9%, to $36.4 million during the year ended December 31, 2010, from $26.0 million during the year ended December 31, 2009. The increase was primarily the result of an increase of $2.6 million in direct mail campaign expenses, an increase of $1.7 million in media-

related expenses, an increase of $1.9 million in telephone expenses, an increase of $1.1 million in telephone number tracing expenses and a net increase in various other operating expenses of $3.1 million, all to support our growth.

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

General and administrative expenses

General and administrative expenses increased $4.5 million, or 16.8%, to $31.4 million during the year ended December 31, 2010, from $26.9 million during the year ended December 31, 2009. The increase was primarily the result of an increase of $4.1 million in legal settlements, an increase of $1.4 million in system maintenance costs, an increase of $0.4 million in consulting fees, and a net increase in other general and administrative expenses of $3.8 million. The increase was offset by a decrease of $5.2 million in corporate legal expenses due to incurring significant legal expenses in 2009 in connection with our settled arbitration with Jefferson Capital.

Depreciation and amortization

Depreciation and amortization expense increased $0.6 million, or 23.4%, to $3.2 million during the year ended December 31, 2010, from $2.6 million during the year ended December 31, 2009. The increase was primarily due to increased depreciation expenses resulted from our acquisition of fixed assets in the current and prior years.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2010					2009
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$268,205	$24,312	(1)	9.1%	4.0%	$185,789	$22,536	(1)	12.1%	4.6%
Legal networks	266,762	121,085		45.4%	20.0%	232,667	112,570		48.4%	23.1%
Collection agencies	68,042	20,385		30.0%	3.4%	62,653	19,278		30.8%	4.0%
Other	1,600	—		—	—	6,683	—		—	—
Other indirect costs(2)	—	98,157		—	16.3%	—	77,796		—	15.9%

Total	$604,609	$263,939	(3)		43.7%	$487,792	$232,180	(3)		47.6%

(1)	Represents only account managers and their supervisors’ salaries, variable compensation and employee benefits.
(2)	Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.

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

During the year ended December 31, 2010, cost per dollar collected decreased by 390 basis points to 43.7% of gross collections from 47.6% of gross collections during the year ended December 31, 2009. This decrease was primarily due to several factors, including:

•

The cost from our collection sites, which includes account manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 4.0% for the year ended December 31, 2010, from 4.6% for the year ended December 31, 2009 and, as a percentage of our site collections, decreased to 9.1% for the year ended December 31, 2010, from 12.1% for the year ended December 31, 2009. The decrease was primarily due to the growth of our collection workforce in India.

•

The cost of legal collections as a percent of total collections decreased to 20.0% for the year ended December 31, 2010, from 23.1% for the year ended December 31, 2009 and, as a percentage of legal collections, decreased to 45.4% in the year ended December 31, 2010, from 48.4% for the year ended December 31, 2009. The decreases were primarily due to the effect of our change in accounting estimate of deferred court costs effective October 1, 2010, which reduced our court cost expense by $2.8 million. Additionally, as we refine our analytics and increase our ability to model consumer behavior, we have been able to be more precise about where to use the legal channel, which has enabled us to reduce our cost expenditure without negatively impacting collections.

•

The cost of collection agency commissions, as a percentage of total collections, decreased to 3.4% for the year ended December 31, 2010, from 4.0% for the year ended December 30, 2009. The cost in collection agency commissions, as a percentage of channel collections, decreased to 30.0% for the year ended December 31, 2010, from 30.8% for the year ended December 31, 2009. This decrease was the result of a change in the mix of accounts placed into this channel. Freshly charged-off accounts have a lower commission rate than accounts that have been charged-off for a longer period of time. During the year ended December 31, 2010, we collected more freshly charged-off accounts with our agencies as compared to the prior year.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, from 15.9% for the year ended December 31, 2009, to 16.3% for the year ended December 31, 2010. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate settlements and increases in headcount and general and administrative expenses to support our growth.

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

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through December 31, 2011
			<2005	2005	2006	2007	2008	2009	2010	2011	Total(2)	CCM(3)
<2005	$385,471	(4)	$749,791	$224,620	$164,211	$85,333	$45,893	$27,708	$19,986	$15,180	$1,332,722	3.5
2005	192,585		—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	460,972	2.4
2006	141,027		—	—	42,354	92,265	70,743	44,553	26,201	18,306	294,422	2.1
2007	204,098		—	—	—	68,048	145,272	111,117	70,572	44,035	439,044	2.2
2008	227,863		—	—	—	—	69,049	165,164	127,799	87,850	449,862	2.0
2009	253,368		—	—	—	—	—	96,529	206,773	164,605	467,907	1.8
2010	358,800		—	—	—	—	—	—	125,853	288,788	414,641	1.2
2011	385,748		—	—	—	—	—	—	—	123,596	123,596	0.3

Total	$2,148,960		$749,791	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$3,983,166	1.9

(1)

Adjusted for put-backs, account recalls, and purchase price rescissions. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2011, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2011– collections as a multiple of purchase price.
(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2005	$385,471	(3)	$1,332,722	$2,857	$1,335,579	3.5
2005	192,585		460,972	12,715	473,687	2.5
2006	141,027		294,422	30,124	324,546	2.3
2007	204,098		439,044	60,355	499,399	2.4
2008	227,863		449,862	119,308	569,170	2.5
2009	253,368		467,907	224,749	692,656	2.7
2010	358,800		414,641	467,057	881,698	2.5
2011	385,748		123,596	653,492	777,088	2.0

Total	$2,148,960		$3,983,166	$1,570,657	$5,553,823	2.6

(1)	Adjusted for Put-Backs, Recalls, and purchase price rescissions.
(2)	Cumulative collections from inception through December 31, 2011, excluding collections on behalf of others.
(3)	From inception through December 31, 2004.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase
	2012	2013	2014	2015	2016	2017	2018	Total
<2005(1)	$1,328	$1,002	$527	$—	$—	$—	$—	$2,857
2005	10,503	2,212	—	—	—	—	—	12,715
2006	16,496	11,323	2,305	—	—	—	—	30,124
2007	28,237	17,169	8,534	2,753	1,955	1,707	—	60,355
2008	54,215	32,966	18,565	10,258	3,304	—	—	119,308
2009	104,886	61,041	34,244	16,704	7,867	7	—	224,749
2010	192,176	122,039	74,628	43,817	24,351	10,033	13	467,057
2011	223,286	186,761	107,651	65,777	38,917	22,008	9,092	653,492

Total	$631,127	$434,513	$246,454	$139,309	$76,394	$33,755	$9,105	$1,570,657

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond our collection forecasts.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2011	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$8,304	$192,585	4.3%	1.2%
2006	17,394	141,027	12.3%	2.4%
2007	18,483	204,098	9.1%	2.6%
2008	58,249	227,863	25.6%	8.1%
2009	88,436	253,368	34.9%	12.3%
2010	190,948	358,800	53.2%	26.7%
2011	334,640	385,748	86.8%	46.7%

Total	$716,454	$1,763,489	40.6%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Year Ended December 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	386,850	—	—	386,850
Gross collections(1)	(740,402)	—	(20,609)	(761,011)
Put-backs and recalls	(2,843)	—	(9)	(2,852)
Revenue recognized	443,367	—	16,170	459,537
(Portfolio allowances) portfolio allowance reversals, net	(15,271)	—	4,448	(10,823)

Balance, end of period	$716,454	$—	$—	$716,454

Revenue as a percentage of collections(2)	59.9%	0.0%	78.5%	60.4%

	Year Ended December 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	361,957	—	—	361,957
Gross collections(1)	(593,749)	(55)	(10,590)	(604,394)
Put-backs and recalls	(3,981)	—	—	(3,981)
Revenue recognized	376,814	—	9,689	386,503
(Portfolio allowances) portfolio allowance reversals, net	(22,654)	(456)	901	(22,209)

Balance, end of period	$644,753	$—	$—	$644,753

Revenue as a percentage of collections(2)	63.5%	0.0%	91.5%	63.9%

	Year Ended December 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	256,632	—	—	256,632
Gross collections(1)	(478,253)	(237)	(8,968)	(487,458)
Put-backs and recalls	(3,371)	—	(4)	(3,375)
Revenue recognized	310,116	—	8,926	319,042
(Portfolio allowances) portfolio allowance reversals, net	(19,356)	—	46	(19,310)

Balance, end of period	$526,366	$511	$—	$526,877

Revenue as a percentage of collections(2)	64.8%	0.0%	99.5%	65.4%

(1)	Does not include amounts collected on behalf of others.
(2)	Revenue as a percentage of collections excludes the effects of net portfolio allowance or net portfolio allowance reversals.

As of December 31, 2011, we had $716.5 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2012	$246,105
2013	205,498
2014	117,750
2015	72,901
2016	43,415
2017	22,951
2018	7,834

Total	$716,454

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Year Ended December 31,
	2011	2010	2009
Legal collections	$377,455	$266,762	$232,667
Collection sites	335,992	268,205	185,789
Collection agencies	47,657	68,042	62,653
Other	54	1,600	6,683

	$761,158	$604,609	$487,792

Legal Outsourcing Costs as a Percentage of Gross Collections by Year of Collection

The following table summarizes our legal outsourcing court cost expense and commissions as a percentage of gross collections by year of collection:

	Collection Year
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	31.3%	36.7%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	32.2%	37.7%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	32.5%	38.2%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.7%	39.9%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.5%	43.1%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.4%	43.6%
2009	—	—	—	—	—	—	69.7%	41.4%	31.1%	44.2%
2010	—	—	—	—	—	—	—	72.5%	39.1%	48.1%
2011	—	—	—	—	—	—	—	—	64.5%	64.5%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of December 31,
	2011		2010		2009
	U.S.	India	U.S.	India	U.S.	India
General & Administrative	468	334	378	233	345	170
Account Manager	223	1,005	217	909	223	665
Bankruptcy Specialist	104	87	83	71	64	56

	795	1,426	678	1,213	632	891

Gross Collections by Account Manager

The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Year Ended December 31,
	2011	2010	2009
Gross collections—collection sites	$335,992	$268,205	$185,789
Average active account managers	1,186	1,040	678
Collections per average active account manager	$283.3	$257.9	$274.0

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Year Ended December 31,
	2011	2010	2009
Gross collections—collection sites	$335,992	$268,205	$185,789
Total hours paid	2,243	1,960	1,242
Collections per hour paid	$149.8	$136.8	$149.6

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Year Ended December 31,
	2011	2010	2009
Gross collections—collection sites	$335,992	$268,205	$185,789
Direct costs(1)	$25,112	$24,312	$22,536
Cost per dollar collected	7.5%	9.1%	12.1%

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$25,112	$24,312	$22,536
Non-collection site salaries and employee benefits	44,984	33,755	27,667

Subtotal	70,096	58,067	50,203
Bankruptcy services	11,413	7,700	7,822

	$81,509	$65,767	$58,025

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2008	647	$1,199,703	$47,902	$2,926
Q2 2008	676	1,801,902	52,492	2,635
Q3 2008	795	1,830,292	66,107	—
Q4 2008	1,084	1,729,568	63,777	—
Q1 2009	505	1,341,660	55,913	—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—
Q3 2010	1,101	2,616,678	77,889	—
Q4 2010	1,206	3,882,646	119,100	—
Q1 2011	1,243	2,895,805	90,675	—
Q2 2011	1,477	2,998,564	93,701	—
Q3 2011	1,633	2,025,024	65,731	—
Q4 2011	2,776	3,782,595	136,743	—

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$84,579	$75,475	$76,519
Net cash used in investing activities	(88,088)	(142,807)	(79,171)
Net cash provided by financing activities	651	69,849	699

On February 11, 2011, we increased the amount available for borrowing under our revolving credit facility from $360.5 million to $410.5 million by exercising $50.0 million of our $100.0 million accordion feature. As of December 31, 2011, the aggregate revolving loan commitment and borrowing base availability under our revolving credit facility were $105.5 million and $91.2 million, respectively.

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

Operating Cash Flows

Net cash provided by operating activities was $84.6 million, $75.5 million and $76.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Cash provided by operating activities for the year ended December 31, 2011, is primarily related to net income of $61.0 million and $10.8 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios. Cash provided by operating activities for the year ended December 31, 2010, is primarily related to net income of $49.1 million and $22.2 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios. Cash provided by operating activities for the year ended December 31, 2009, is primarily related to net income of $33.0 million, $19.3 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios and an $11.2 million increase in income taxes payable.

Investing Cash Flows

Net cash used in investing activities was $88.1 million, $142.8 million, and $79.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The cash flows used in investing activities for the year ended December 31, 2011, are primarily related to receivable portfolio purchases of $386.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $301.5 million. The cash flows used in investing activities for the year ended December 31, 2010, are primarily related to receivable portfolio purchases of $362.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $217.9 million. The cash flows used in investing activities for the year ended December 31, 2009, are primarily related to receivable portfolio purchases of $246.3 million ($256.6 million of gross purchases less our forward flow allocation of $10.3 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $168.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $5.6 million, $2.7 million, and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Financing Cash Flows

Net cash provided by financing activities was $0.7 million, $69.8 million and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The cash provided by financing activities during the year ended December 31, 2011, reflects $121.0 million in borrowings under our revolving credit facility and $25.0 million in proceeds from the issuance of our senior secured notes, offset by $143.0 million in repayments of amounts outstanding under our revolving credit facility. The cash provided by financing activities during the year ended December 31, 2010, reflects $125.5 million in borrowings under our revolving credit facility and $50.0 million in proceeds from the issuance of our senior secured notes, offset by $58.5 million in repayments of amounts outstanding under our revolving credit facility and $42.9 million in repayments of the remaining balance of our convertible notes that matured on September 20, 2010. The cash provided by financing activities during the year ended December 31, 2009, reflects $68.5 million in repayments of amounts outstanding under our revolving credit facility and $22.3 million in repurchase of our outstanding convertible notes, offset by $90.5 million in borrowings under our revolving credit facility.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2011 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving credit facility	$305,000	$—	$305,000	$—	$—
Senior secured notes	75,000	2,500	28,750	30,000	13,750
Estimated interest payments(1)	61,956	26,454	31,041	4,086	375
Purchase commitments on receivable portfolios	151,043	151,043	—	—	—
Lease obligations	44,763	11,246	15,092	10,244	8,181
Employee agreements	331	331	—	—	—

Total contractual cash obligations	$638,093	$191,574	$379,883	$44,330	$22,306

(1)

We calculated estimated interest payments for long-term debt as follows: for the senior secured notes, we calculated interest based on the applicable rates and payment dates. For our revolving credit facility, we calculated the interest for the hedged portion using fixed interest rates plus the required spread. For the remaining balance, which is subject to a variable interest rate, we estimated the debt balance and interest rates based on our determination of the most likely scenario. We expect to settle such interest payments with cash flows from operating activities.

We are in compliance with all covenants under our financing arrangements and, excluding the effects of the one-time payment of $16.9 million to eliminate all future contingent interest payments in the second quarter of 2007 (this payment, less amounts accrued on our balance sheet, resulted in a charge in our statement of operations of $6.9 million after the effect of income taxes) and the effects of the adoption of a new accounting principal related to our convertible notes, we have achieved 40 consecutive quarters of positive net income. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $8.0 million as of December 31, 2011, our access to the capital markets and availability under our revolving credit facility, which expires in December 2013.

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

Deferred Revenue. We provide bankruptcy administration services primarily to holders of motor vehicle and real estate secured loans, on which the consumer has filed for Chapter 7 or 13 bankruptcy protection. These services are provided subject to the terms of long-term contracts. Such contracts generally have initial terms of one or two years and automatically renew annually. Fees for the bankruptcy administration services are charged on a ‘per referred’ account basis and generally consist of an upfront fee at the time of account referral. This upfront fee is typically coupled with either an ongoing monthly service fee per referred account or service specific fees based on a predetermined fee schedule. The servicing deliverable for Chapter 7 accounts is focused on the completion of the entire bankruptcy process resulting in the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). Due to practical limitations and constraints, a historical average life of eight months is used rather than actual closure dates. Therefore, the total financial consideration (less efforts applied to litigation for client contracts without a separate litigation fee schedule) is recognized seven months after a referred account is activated. Chapter 13 bankruptcy proceedings, also known as reorganizations, are generally designed to restructure an individual’s debts and allow him or her to propose a repayment plan detailing how he or she is going to pay back his or her debts over the plan period. The responsibility of Ascension is to ensure that the client’s claim is recognized by the court to the maximum benefit of the client, and to monitor and/or collect the consumer payments throughout the confirmed bankruptcy plan term. The average duration period for Chapter 13 bankruptcy placements is 33 months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided relative to a Chapter 13 referred account is considered “delivered” each month and revenue is recognized ratably, including any upfront fees we received over time as the services are provided. The litigation deliverable is an as incurred event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. Any billings in excess of the ratable revenue will be deferred. The average duration period for Chapter 7 and 13 bankruptcy placements is reviewed periodically for changes. We include deferred revenue in “Other liabilities” in our Consolidated Statements of Financial Condition.

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

Derivative Instruments and Hedging Activities. We use derivative instruments to manage risks related to interest rates and foreign currency. Our interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

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

Goodwill and Other Intangible Assets. In accordance with authoritative guidance on goodwill and other intangible assets, we perform annual impairment analyses to assess the recoverability of the goodwill at each reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Effective July 1, 2011, we adopted the amended standard for goodwill impairment testing. The amended standard allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors.

If quantitative analyses are required, we apply various valuation techniques to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, and other assumptions. We will perform additional impairment testing if events occur or circumstances change between annual tests, that would more likely than not, reduce the fair value of the reporting unit below its carrying value.

Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors.

Stock-Based Compensation. We record compensation costs related to our stock-based awards which include stock options, restricted stock awards and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

Income Taxes. We use the liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of income. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of income. We include interest and penalties related to income taxes within our provision for income taxes. See Note 10 “Income Taxes” to our consolidated financial statements for further discussion of income taxes.

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

Significant estimates have also been made with respect to Ascension’s service revenue, the ability to realize our net deferred court costs, intangible assets, net deferred tax assets and tax reserve, stock-based compensation, and the potential liabilities with respect to our health benefit plans.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks from foreign currency exchange rates and interest rates. A portion of these risks is hedged, but the risks may impact our financial statements.

Foreign Currency. We have operations in India, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Indian rupees, such as employee salaries and rent expenditures. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. As of December 31, 2011, we had 44 outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee. Each contract settles monthly with a notional amount ranging from an United States dollar equivalent of $0.2 million to $1.4 million. The contracts hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. We have not experienced any hedge ineffectiveness since the inception of the hedging program; a hypothetical change in the foreign exchange rate against the Indian rupee would not have a material impact on our consolidated statement of income.

In addition, we are exposed to foreign currency risk that arises from the revaluation of monetary assets and liabilities held by our subsidiary in India that are not denominated in our functional currency. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. We could experience unanticipated gains or losses on anticipated foreign currency cash flows.

Interest Rate. As of December 31, 2011, we had total variable-interest-bearing borrowings of $305.0 million outstanding under our revolving credit facility, thus subjecting us to interest rate risk. We manage our interest rate risk through the use of derivative financial instruments, including interest rate swap contracts with financial counterparties. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. We entered into several receive-floating pay-fixed interest rate swaps to hedge against potential changes in cash flows on our outstanding variable-interest-bearing debt. The receive variable leg of the swaps and the variable rate paid on the underlying debt bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. As of December 31, 2011, we have six interest rate swap contracts with financial counterparties with a total notional amount of $150.0 million. The contracts bear fixed annual interest rates ranging from 0.765% to 1.00%.

From the inception of the hedging program, the swaps have been determined to be highly effective. A hypothetical change in the interest rates would not have an impact on our interest expense on the $150.0 million hedged portion of our variable-interest-bearing debt. The remaining $150.5 million of our revolving credit facility is subject to the risk of interest rate fluctuations. If the market interest rates for our variable rate agreements increase 10%, interest expense on such outstanding debt would increase by approximately $0.7 million, on an annualized basis. Conversely, if the market interest rates decreased an average of 10%, our interest expense on such outstanding debt would decrease by $0.7 million.

Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-28.

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2011, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2011, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 9, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 9, 2012

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2012 Proxy Statement to be filed no later than April 29, 2012, is hereby incorporated by reference.

Item 11—Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the 2012 Proxy Statement to be filed no later than April 29, 2012, is hereby incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2012 Proxy Statement to be filed no later than April 29, 2012, is hereby incorporated by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2012 Proxy Statement to be filed no later than April  29, 2012, is hereby incorporated by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2012 Proxy Statement to be filed no later than April 29, 2012, is hereby incorporated by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1	Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2	Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3	Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4	First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5	Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6	Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

Number	Description
4.7	Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

4.9*	Senior Secured Note Purchase Agreement, dated September 20, 2010, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

4.10*	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

4.11*	Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.12	Form of 7.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.13	Form of 7.375% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.6+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.8+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.9+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

Number	Description
10.11	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on
Form 8-K filed on June 8, 2005)

10.12	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.13	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.14	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

10.15	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

10.16	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.17	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

10.18	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.19	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.20	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.21	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.22+	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.23+	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.24	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.26	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

Number	Description
10.27	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.28	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.29	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.30	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.31	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.34	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Lease Agreement, dated as of March 24, 2009, between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.36	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.37	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.38	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

Number	Description
10.39	Sublease, dated as of February 12, 2004, by and between Southwestern Bell Telephone, L.P. and Ascension Capital Group, Inc., as successor in interest to Ascension Capital Group, Ltd., for real property located in Arlington, Texas (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.40	Assignment and Consent to Assignment of Sublease, dated as of August 18, 2005, by and between DBSI Housing, Inc., Ascension Capital Group, Ltd., Encore Capital Group, Inc., Ascension Acquisition, L.P., now known as Ascension Capital Group, Inc., and Southwestern Bell Telephone, L.P. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.41	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.42	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.43	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.44	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010)

10.45	Amendment No. 1 to the Credit Agreement, dated September 20, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.46	Amendment No. 2 to the Credit Agreement, dated September 21, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.47	Amendment No. 3 to the Credit Agreement, dated as of March 25, 2011, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent, lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

10.48	Lease Deed, dated as of October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.49	Lease Deed, dated as of March 4, 2011, between Midland Credit Management, Inc., a Kansas corporation (“Tenant”) and Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account, a New York corporation (“Landlord”) for real property located in San Diego, California (the “San Diego Lease”) (filed herewith)

10.50	Lease Guaranty dated as of March 4, 2011 by Encore Capital Group, Inc. in favor of Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account in connection with the San Diego Lease (filed herewith)

Number	Description
10.51	Lease Deed, dated as of September 27, 2011, between TRES – CIENTO DOS – SEISCIENTOS TREINTA Y CUATRO MIL DOSCIENTOS CUARENTA Y TRES, SOCIEDAD DE RESPONSABILIDAD LIMITADA (“Lessee”) and B.T. Consulting and Services, S.A. (“Lessor”), for real property located in Lagunilla de Heredia, Costa Rica, as amended on October 20, 2011 to reflect the name change of Lessee to MCM Midland Management Costa Rica, S.r.L. (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 9, 2012 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from the Encore Capital Group, Inc. Annual Report on
Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ J. BRANDON BLACK
J. Brandon Black
President and Chief Executive Officer

Date: February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ J. BRANDON BLACK J. Brandon Black	President and Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2012

/s/ PAUL GRINBERG Paul Grinberg	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 9, 2012

/S/ GEORGE LUND* George Lund	Executive Chairman and Director	February 9, 2012

/S/ RICHARD A. MANDELL* Richard A. Mandell	Director	February 9, 2012

/S/ WILLEM MESDAG* Willem Mesdag	Director	February 9, 2012

/S/ FRANCIS E. QUINLAN* Francis E. Quinlan	Director	February 9, 2012

/S/ NORMAN R. SORENSEN* Norman R. Sorensen	Director	February 9, 2012

/S/ J. CHRISTOPHER TEETS* J. Christopher Teets	Director	February 9, 2012

/S/ H RONALD WEISSMAN* H Ronald Weissman	Director	February 9, 2012

/S/ WARREN WILCOX* Warren Wilcox	Director	February 9, 2012

*	/S/ J. BRANDON BLACK

As attorney-in-fact pursuant to powers of attorney dated on February 7, 2012

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 9, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 9, 2012

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$8,047	$10,905
Accounts receivable, net	3,265	3,331
Investment in receivable portfolios, net	716,454	644,753
Deferred court costs, net	38,506	32,158
Property and equipment, net	17,796	13,658
Other assets	11,968	14,930
Goodwill	15,985	15,985
Identifiable intangible assets, net	462	748

Total assets	$812,483	$736,468

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$29,628	$26,539
Deferred tax liabilities, net	15,709	17,626
Debt	388,950	385,264
Other liabilities	6,661	4,342

Total liabilities	440,948	433,771

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 24,520 shares and 24,011 shares issued and outstanding as of December 31, 2011 and 2010, respectively	245	240
Additional paid-in capital	123,406	113,412
Accumulated earnings	249,852	188,894
Accumulated other comprehensive (loss) income	(1,968)	151

Total stockholders’ equity	371,535	302,697

Total liabilities and stockholders’ equity	$812,483	$736,468

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues
Revenue from receivable portfolios, net	$448,714	$364,294	$299,732
Servicing fees and other related revenue	18,657	17,014	16,687

Total revenues	467,371	381,308	316,419

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	81,509	65,767	58,025
Stock-based compensation expense	7,709	6,010	4,384
Cost of legal collections	157,050	121,085	112,570
Other operating expenses	39,776	36,387	26,013
Collection agency commissions	14,162	20,385	19,278
General and administrative expenses	41,730	31,444	26,920
Depreciation and amortization	4,661	3,199	2,592

Total operating expenses	346,597	284,277	249,782

Income from operations	120,774	97,031	66,637

Other (expense) income
Interest expense	(21,116)	(19,349)	(16,160)
Other (expense) income	(394)	316	3,266

Total other expense	(21,510)	(19,033)	(12,894)

Income before income taxes	99,264	77,998	53,743
Provision for income taxes	(38,306)	(28,946)	(20,696)

Net income	$60,958	$49,052	$33,047

Weighted average shares outstanding:
Basic	24,572	23,897	23,215
Diluted	25,690	25,091	24,082
Earnings per share:
Basic	$2.48	$2.05	$1.42
Diluted	$2.37	$1.95	$1.37

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity	Comprehensive Income (Loss)
	Shares	Par
Balance at December 31, 2008	23,053	$231	$98,521	$106,795	$(2,121)	$203,426	$12,720

Net income	—	—	—	33,047	—	33,047	$33,047
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	875	875	875
Exercise of stock options and issuance of share-based awards	306	3	769	—	—	772	—
Stock-based compensation	—	—	4,384	—	—	4,384	—
Tax benefit from convertible notes interest expense	—	—	95	—	—	95	—
Tax benefit related to stock-based compensation	—	—	468	—	—	468	—
Tax benefit from repurchase of convertible notes	—	—	24	—	—	24	—

Balance at December 31, 2009	23,359	$234	$104,261	$139,842	$(1,246)	$243,091	$33,922

Net income	—	—	—	49,052	—	49,052	$49,052
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	1,397	1,397	1,397
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	652	6	(41)	—	—	(35)	—
Stock-based compensation	—	—	6,010	—	—	6,010	—
Settlement of call options and warrants associated with convertible notes, net	—	—	524	—	—	524	—
Reversal of previously established tax benefit related to convertible notes	—	—	(115)	—	—	(115)	—
Tax benefit related to stock-based compensation	—	—	2,773	—	—	2,773	—

Balance at December 31, 2010	24,011	$240	$113,412	$188,894	$151	$302,697	$50,449

Net income	—	—	—	60,958	—	60,958	$60,958
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(2,119)	(2,119)	(2,119)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	509	5	(2,405)	—	—	(2,400)	—
Stock-based compensation	—	—	7,709	—	—	7,709	—
Tax benefit related to stock-based compensation	—	—	4,690	—	—	4,690	—

Balance at December 31, 2011	24,520	$245	$123,406	$249,852	$(1,968)	$371,535	$58,839

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$60,958	$49,052	$33,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,661	3,199	2,592
Amortization of loan costs and debt discount	1,833	3,682	4,080
Stock-based compensation expense	7,709	6,010	4,384
Gain on repurchase of convertible notes, net	—	—	(3,268)
Deferred income tax (benefit) expense	(1,917)	646	1,872
Excess tax benefit from stock-based payment arrangements	(5,101)	(3,249)	(729)
Provision for allowances on receivable portfolios, net	10,823	22,209	19,310
Changes in operating assets and liabilities
Other assets	2,179	(1,390)	(1,668)
Deferred court costs	(6,348)	(6,201)	2,379
Prepaid income tax and income taxes payable	6,495	(1,782)	11,204
Accounts payable, accrued liabilities and other liabilities	3,287	3,299	3,316

Net cash provided by operating activities	84,579	75,475	76,519

Investing activities:
Purchases of receivable portfolios, net of forward flow allocation	(386,850)	(361,957)	(246,330)
Collections applied to investment in receivable portfolios, net	301,474	217,891	168,416
Proceeds from put-backs of receivable portfolios	2,852	3,981	3,375
Purchases of property and equipment	(5,564)	(2,722)	(4,632)

Net cash used in investing activities	(88,088)	(142,807)	(79,171)

Financing activities:
Payment of loan costs	(840)	(6,248)	—
Proceeds from senior secured notes	25,000	50,000	—
Proceeds from revolving credit facility	121,000	125,500	90,500
Repayment of revolving credit facility	(143,000)	(58,500)	(68,500)
Repayment of convertible notes	—	(42,920)	(22,262)
Proceeds from net settlement of certain call options	—	524	—
Proceeds from exercise of stock options	1,263	2,118	1,175
Taxes paid related to net share settlement of equity awards	(3,891)	(2,024)	(403)
Excess tax benefit from stock-based payment arrangements	5,101	3,249	729
Repayment of capital lease obligations	(3,982)	(1,850)	(540)

Net cash provided by financing activities	651	69,849	699

Net (decrease) increase in cash	(2,858)	2,517	(1,953)
Cash and cash equivalents, beginning of period	10,905	8,388	10,341

Cash and cash equivalents, end of period	$8,047	$10,905	$8,388

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,038	$15,652	$12,521
Cash paid for income taxes	32,125	30,125	8,243
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$2,949	$4,317	$516
Allocation of forward flow asset to acquired receivable portfolios	—	—	10,302

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

The Company expands upon the insights created during its purchasing process when building account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Throughout the Company’s ownership period, it continuously refines this analysis to determine the most effective collection strategy to pursue for each account. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system where the Company first differentiates those consumers who are not able to pay from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, are facing extenuating circumstances or hardships (such as medical issues), are serving in the military, or are currently receiving social security as their only means of financial sustenance are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans which are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters, and therefore the Company must then make the difficult decision to pursue collections through legal means.

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

Reclassification

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

Significant estimates have also been made with respect to the Company’s ability to realize its net deferred court costs (see Note 5 “Deferred Court Costs”), intangible assets (see “Goodwill and Other Intangible Assets” below), net deferred tax assets and tax reserves (see Note 10 “Income Taxes”), stock-based compensation (see Note 9 “Stock-Based Compensation”) and the its potential liabilities with respect to its health benefit plans (see Note 12 “Commitments and Contingencies”). Actual results could materially differ from these estimates, making it possible that a material change in these estimates could occur within one year.

Segment Reporting

The authoritative guidance for segment reporting establishes standards in reporting information about a public business enterprise’s operating segments. Operating segments are components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2011, the Company has determined it operates in two segments: portfolio purchasing and recovery and bankruptcy servicing. However, based on the requirements of the authoritative guidance, the smaller operating segment does not meet the minimum requirement of 10% of combined revenues, reported profit or loss, or combined assets and accordingly, no segment disclosures have been made for the year ended December 31, 2011.

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

Investment in Receivable Portfolios

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

The servicing deliverable for Chapter 7 accounts is focused on the completion of the bankruptcy process as a whole, to the most favorable possible conclusion for the customer. As a result, revenue is deferred and not recognized until the bankruptcy case is closed (dismissal/discharge). The litigation deliverable is recorded as an

“as incurred” event, with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period used for Chapter 7 accounts is eight months. This estimate is periodically reviewed for changes.

Chapter 13 bankruptcy proceedings, also known as reorganizations, are generally designed to restructure an individual’s debts and allow the consumer to propose a repayment plan detailing how his or her debts will be repaid over the plan period. The responsibility of Ascension is to ensure that its client’s claim is recognized by the court to the maximum benefit of the client and to monitor and/or collect the consumer payments throughout the confirmed bankruptcy plan term. The average duration period used for Chapter 13 accounts is 33 months. Given the nature and duration of a Chapter 13 proceeding, the monthly servicing deliverable provided is considered “delivered” each month and revenue is recognized ratably, including any upfront fees received by the Company, over the time the services are provided. The litigation deliverable is recorded as an “as incurred” event with revenue recognized based on the historical percentage of accounts litigated over the average duration of an account. The average duration period for Chapter 13 accounts is periodically reviewed for changes. Deferred revenue is included in “Other liabilities” in the Consolidated Statements of Financial Condition.

Ascension’s bankruptcy services are provided under contract with its clients. The contracts for these services have initial terms of one or two years and either renew automatically or have options to renew annually. There are two types of fee arrangements for bankruptcy administration services. One is based on commissions; the other one consists of an upfront fee at the time of account referral, combined with either an ongoing monthly service fee or service specific fees based on a predetermined fee schedule. Some contracts utilize a combination of these two types.

Goodwill and Other Intangible Assets

In accordance with authoritative guidance on goodwill and other intangible assets, goodwill and other indefinite-lived intangible assets are tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value.

Effective July 1, 2011, the Company adopted the amended standard for goodwill impairment testing. The amended standard allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition and other factors.

The Company has two reporting units that carry goodwill: portfolio purchasing and recovery reporting unit and bankruptcy servicing reporting unit. Annual testing is performed on October 1st for the portfolio purchasing and recovery reporting unit and on August 31st for the bankruptcy servicing reporting unit. As of December 31, 2011, goodwill for the portfolio purchasing and recovery reporting unit and bankruptcy servicing reporting unit was approximately $6.1 million and $9.9 million, respectively. No goodwill impairment has been identified during the year ended December 31, 2011 for each reporting unit.

During the Company’s annual goodwill impairment testing for its bankruptcy servicing reporting unit, the Company determined, after assessing various qualitative factors, that it was necessary to perform the quantitative two-step goodwill impairment testing. The Company completed the first step of its goodwill impairment testing using a discounted cash flow methodology and determined that the fair value of this reporting unit was higher than its respective carrying value, and therefore, no goodwill impairment was identified. The valuation technique involved significant judgments, including the estimation of future cash flows, which was dependent on internal forecasts, estimation of the long-term rate of growth, estimation of the useful life over which cash flows will occur, and determination of the proper weighted average cost of capital.The Company’s bankruptcy servicing reporting unit experiences client turnover in the normal course of business. In the event that it loses clients that are not replaced, the goodwill assigned to this reporting unit may become impaired.

The Company applied qualitative analysis in testing its goodwill impairment at the portfolio purchasing and recovery reporting unit on October 1, 2011 and no impairment was identified at this reporting unit.

Future events could cause the Company to conclude that impairment indicators exist and that goodwill or other intangible assets are impaired.

The Company’s identifiable intangible assets are recorded at cost and are amortized using an accelerated method, based on discounted cash flows over their estimated useful lives, which range from four to nine years. Acquired identifiable intangible assets are presented net of accumulated amortization of $5.5 million and $5.3 million as of December 31, 2011 and 2010, respectively. The estimated annual aggregate amortization of intangibles assets is $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2013, and 2014, respectively. The Company’s identifiable intangibles assets are summarized as follows (in thousands):

	December 31, 2011	December 31, 2010
Customer relationships	$5,500	$5,500
Other	500	500

Gross carrying amount	6,000	6,000
Less: accumulated amortization	(5,538)	(5,252)

Total identifiable intangible assets	$462	$748

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes. See Note 10 “Income Taxes” for further discussion of income taxes.

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

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company’s interest rate swap and foreign currency contracts outstanding as of December 31, 2011 are designated as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income (loss) until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time.

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

	Year Ended December 31,
	2011	2010	2009
Net income available for common shareholders (A)	$60,958	$49,052	$33,047

Weighted average outstanding shares of common stock (B)	24,572	23,897	23,215
Dilutive effect of stock-based awards	1,118	1,194	867

Common stock and common stock equivalents (C)	25,690	25,091	24,082

Earnings per share:
Basic (A/B)	$2.48	$2.05	$1.42
Diluted (A/C)	$2.37	$1.95	$1.37

Employee stock options to purchase approximately 167,000, 229,000, and 1,177,000 shares of common stock as of December 31, 2011, 2010 and 2009, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$168	$—	$168
Liabilities
Interest rate swap agreements	—	(1,014)	—	(1,014)
Foreign currency exchange contracts	—	(2,371)	—	(2,371)

	Fair Value Measurements as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swap agreements	$—	$542	$—	$542
Foreign currency exchange contracts	—	209	—	209
Liabilities
Interest rate swap agreements	—	(485)	—	(485)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies. As of December 31, 2011, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

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

Note 3: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of December 31, 2011, the Company had six interest rate swap agreements outstanding with a total notional amount of $150.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Foreign Currency Exchange Contracts

The Company has operations in India, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Indian rupees, such as employee salaries and rent expenditures. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges, to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 36 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and the Company reviews all exposures and derivative positions on an ongoing basis.

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

As of December 31, 2011, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $36.4 million. All outstanding contracts qualified for hedge accounting treatment as of December 31, 2011. The Company estimates that approximately $1.7 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2011 and 2010.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	Other assets	$542
Interest rate swaps	Other liabilities	(1,014)	Other liabilities	(485)
Foreign currency exchange contracts	Other assets	168	Other assets	209
Foreign currency exchange contracts	Other liabilities	(2,371)	Other liabilities	—

The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the years ended December 31, 2011 and 2010 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2011	2010		2011	2010		2011	2010
Interest rate swaps	$(1,071)	$1,848	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(1,974)	448	Salaries and employee benefits	6	86	Other (expense) income	—	—
Foreign currency exchange contracts	(426)	111	General and administrative expenses	6	19	Other (expense) income	—	—

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2009	$628,439	$4,695	$633,134
Revenue recognized, net	(353,704)	(10,590)	(364,294)
Additions on existing portfolios	39,332	10,169	49,501
Additions for current purchases	425,718	—	425,718

Balance at December 31, 2010	$739,785	$4,274	$744,059

Revenue recognized, net	(428,096)	(20,618)	(448,714)
Additions on existing portfolios	119,600	49,020	168,620
Additions for current purchases	390,238	—	390,238

Balance at December 31, 2011	$821,527	$32,676	$854,203

During the year ended December 31, 2011, the Company purchased receivable portfolios with a face value of $11.7 billion for $386.9 million, or a purchase cost of 3.3% of face value. The estimated future collections at acquisition for these portfolios amounted to $733.6 million. During the year ended December 31, 2010, the Company purchased receivable portfolios with a face value of $10.9 billion for $362.0 million, or a purchase cost of 3.3% of face value. The estimated future collections at acquisition for these portfolios amounted to $750.4 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2011, 2010, and 2009, approximately $20.6 million, $10.6 million, and $9.0 million, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	386,850	—	—	386,850
Gross collections(1)	(740,402)	—	(20,609)	(761,011)
Put-backs and recalls(2)	(2,843)	—	(9)	(2,852)
Revenue recognized	443,367	—	16,170	459,537
(Portfolio allowances) portfolio allowance reversals, net	(15,271)	—	4,448	(10,823)

Balance, end of period	$716,454	$—	$—	$716,454

Revenue as a percentage of collections(3)	59.9%	0.0%	78.5%	60.4%

	Year Ended December 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	361,957	—	—	361,957
Gross collections(1)	(593,749)	(55)	(10,590)	(604,394)
Put-backs and recalls(2)	(3,981)	—	—	(3,981)
Revenue recognized	376,814	—	9,689	386,503
(Portfolio allowances) portfolio allowance reversals, net	(22,654)	(456)	901	(22,209)

Balance, end of period	$644,753	$—	$—	$644,753

Revenue as a percentage of collections(3)	63.5%	0.0%	91.5%	63.9%

	Year Ended December 31, 2009
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$460,598	$748	$—	$461,346
Purchases of receivable portfolios	256,632	—	—	256,632
Gross collections(1)	(478,253)	(237)	(8,968)	(487,458)
Put-backs and recalls(2)	(3,371)	—	(4)	(3,375)
Revenue recognized	310,116	—	8,926	319,042
(Portfolio allowances) portfolio allowance reversals, net	(19,356)	—	46	(19,310)

Balance, end of period	$526,366	$511	$—	$526,877

Revenue as a percentage of collections(3)	64.8%	0.0%	99.5%	65.4%

(1)	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2008	$57,152
Provision for portfolio allowances	21,329
Reversal of prior allowances	(2,019)

Balance at December 31, 2009	$76,462

Provision for portfolio allowances	28,259
Reversal of prior allowances	(6,050)

Balance at December 31, 2010	$98,671

Provision for portfolio allowances	17,707
Reversal of prior allowances	(6,884)

Balance at December 31, 2011	$109,494

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Year Ended December 31,
	2011	2010	2009
Legal collections	$377,455	$266,762	$232,667
Collection sites	335,992	268,205	185,789
Collection agencies	47,657	68,042	62,653
Other	54	1,600	6,683

	$761,158	$604,609	$487,792

Note 5: Deferred Court Costs, Net

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2011	December 31, 2010
Court costs advanced	$228,977	$194,612
Court costs recovered	(60,017)	(49,215)
Court costs reserve	(130,454)	(113,239)

	$38,506	$32,158

Note 6: Property and Equipment, Net

Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2011	December 31, 2010
Furniture, fixtures and equipment	$6,211	$3,963
Computer equipment and software	27,328	23,067
Telecommunications equipment	4,321	3,520
Leasehold improvements	6,044	4,841

	43,904	35,391
Less: accumulated depreciation and amortization	(26,108)	(21,733)

	$17,796	$13,658

Depreciation expense was $4.4 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively.

Note 7: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Debt issuance costs, net of amortization	$4,293	$5,286
Prepaid expenses	5,232	5,052
Security deposit—India building lease	1,482	1,370
Deferred compensation assets	722	776
Prepaid income tax	53	1,629
Other	186	817

	$11,968	$14,930

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 8: Debt

The Company is obligated under borrowings, as follows (in thousands):

	December 31, 2011	December 31, 2010
Revolving credit facility	$305,000	$327,000
Senior secured notes	75,000	50,000
Capital lease obligations	8,950	8,264

	$388,950	$385,264

Senior Secured Notes

On February 10, 2011, Encore issued $25.0 million in senior secured notes (the “2011 Senior Secured Notes”) to certain affiliates of Prudential Capital Group through an amended and restated note purchase agreement. These 2011 Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2018. These notes require quarterly interest only payments through May 2013. Beginning in May 2013, the notes require a quarterly payment of interest plus $1.25 million of principal.

On September 20, 2010, Encore issued $50.0 million in senior secured notes (the “2010 Senior Secured Notes” and together with the 2011 Senior Secured Notes, the “Senior Secured Notes” ) to certain affiliates of Prudential Capital Group through a private placement transaction. The 2010 Senior Secured Notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. These notes require quarterly interest only payments through December 2012. Beginning in December 2012, the notes require a quarterly payment of interest plus $2.5 million of principal.

The proceeds from the Senior Secured Notes were used to reduce aggregate outstanding borrowings under the Company’s existing revolving credit facility, including borrowings incurred to repay the remaining $42.9 million of convertible notes that matured on September 20, 2010. Loan fees and other loan costs associated with the above transactions amounted to approximately $0.4 million and $0.7 million during the years ended December 31, 2011 and December 31, 2010. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreements.

The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries and are collateralized by all assets of the Company. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by the Company, including breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If the Company prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value shall be 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the revolving credit facility. Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an intercreditor agreement related to collateral, actionable default, powers and duties and remedies, among other topics.

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

Loan fees and other loan costs associated with the above transactions amounted to approximately $0.5 million and $5.7 million during the year ended December 31, 2011 and 2010, respectively. These costs are included in other assets in the Company’s consolidated statements of financial condition and are being amortized over the term of the agreement.

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

•

A borrowing base equal to (1) the lesser of (i) 30% of eligible estimated remaining collections and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the aggregate principal amount outstanding of the senior secured notes;

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

At December 31, 2011, of the $410.5 million borrowing capacity, the outstanding balance on the revolving credit facility was $305.0 million, which bore a weighted average interest rate of 4.42% for the year ended December 31, 2011. The aggregate borrowing base was $396.2 million, of which $91.2 million was available for future borrowings.

Subject to compliance with the revolving credit facility, Encore is authorized by its Board of Directors to repurchase up to $50.0 million of its common stock.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of December 31, 2011, the Company’s combined obligations for these computer equipment leases were approximately $7.5 million. These lease obligations require monthly or quarterly payments through July 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Five-Year Maturity Schedule

The following table summarizes the five-year maturity of the Company’s debt and capital lease obligations (in thousands):

	2012	2013	2014	2015	2016	Total
Revolving credit facility	$—	$305,000	$—	$—	$—	$305,000
Senior secured notes	2,500	13,750	15,000	15,000	15,000	61,250
Capital lease obligations	5,586	2,731	716	302	139	9,474
Less: interest portion of capital lease	(339)	(125)	(41)	(17)	(2)	(524)

	$7,747	$321,356	$15,675	$15,285	$15,137	$375,200

Note 9: Stock-Based Compensation

On March 9, 2009, the Board of Directors approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of Encore’s common stock that may be issued or be subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by Encore’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of Encore’s common stock for awards, plus the number of shares of stock that were available for future awards under the prior 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefit provided under these plans is compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2011, 2010, and 2009 was $7.7 million, $6.0 million, and $4.4 million, respectively.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the granting of stock options to employees, officers, executives and directors of, and consultants and advisors to, the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest over three to five years of continuous service, and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Weighted average fair value of options granted	$13.26	$9.70	$4.91
Risk free interest rate	2.0%	2.3%	2.1%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	61.0%	62%	57%
Weighted-average expected life of options	5 Years	5 Years	5 Years

Unrecognized compensation cost related to stock options as of December 31, 2011, was $2.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 1.7 years.

A summary of the Company’s stock option activity as of December 31, 2011, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	2,437,062	$0.51 – $20.09	$10.74
Granted	209,000	24.65	24.65
Cancelled/forfeited	(36,498)	2.89 – 17.90	11.50
Exercised	(426,624)	0.51 – 17.90	5.92

Outstanding at December 31, 2011	2,182,940	$0.51 – $24.65	$13.00	$18,740

Exercisable at December 31, 2011	1,275,945	$0.51 – $20.09	$11.41	$12,567

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $10.5 million, $6.2 million, and $2.0 million, respectively. As of December 31, 2011, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.81 years and 4.30 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, employees, officers, executives and directors of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of December 31, 2011, 37,662 of the non-vested shares are expected to vest over approximately one year based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of December 31, 2011. The remaining 551,455 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units as of December 31, 2011, and changes during the year then ended, is presented below:

Restricted Stock Units	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	614,370	$13.08
Awarded	319,344	$24.99
Vested	(302,344)	$12.90
Cancelled/forfeited	(42,253)	$18.74

Non-vested at December 31, 2011	589,117	$19.22

Unrecognized compensation cost related to restricted stock units as of December 31, 2011, was $6.3 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding restricted stock units was approximately 2.0 years. The fair value of restricted stock units vested for the years ended December 31, 2011, 2010, and 2009 was $7.5 million, $8.0 million, and $1.7 million, respectively.

Note 10: Income Taxes

During the year ended December 31, 2011, the Company recorded an income tax provision of $38.3 million, reflecting an effective rate of 38.6% of pretax income. The effective tax rate for the year ended December 31, 2011, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5% and a benefit of 0.6%, due to permanent book versus tax differences. During the year ended December 31, 2010, the Company recorded an income tax provision of $28.9 million, reflecting an effective rate of 37.1% of pretax income. The effective tax rate for the year ended December 31, 2010, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.7%, a 0.6% beneficial adjustment to the state and federal tax payable as a result of state and federal tax true-ups and a benefit of 1.7%, due to permanent book versus tax differences.

The pretax income consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$93,354	$73,863	$52,839
Foreign	5,910	4,135	904

	$99,264	$77,998	$53,743

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current expense:
Federal	$31,011	$23,922	$15,734
State	6,688	4,585	3,551
Foreign	2,407	—	—

	40,106	28,507	19,285
Deferred expense:
Federal	(814)	369	1,212
State	90	70	199
Foreign	(1,076)	—	—

	(1,800)	439	1,411

	$38,306	$28,946	$20,696

The components of deferred tax assets and liabilities consist of the following for the years presented (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
State taxes	$1,599	$1,825
Stock option expense	7,266	5,995
Accrued expenses	2,069	876
Non-qualified plan	(151)	(97)
Deferred revenue	1,112	1,490
Interest rate swap	1,262	(104)
State net operating losses	143	189
Other	(26)	1,124
Valuation allowance	(12)	(12)

	13,262	11,286

Deferred tax liabilities:
Deferred court costs	(15,900)	(11,674)
Difference in basis of amortizable assets	(5,621)	(5,285)
Difference in basis of depreciable assets	(4,387)	(2,418)
Differences in income recognition related to receivable portfolios	(1,854)	(8,477)
Deferred debt cancellation income	(1,222)	(1,222)
Other	13	164

	(28,971)	(28,912)

Net deferred tax liability	$(15,709)	$(17,626)

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Computed “expected” Federal income tax expense	$34,742	$27,299	$18,810
Increase (decrease) in income taxes resulting from:
State income taxes, net	4,222	3,306	2,437
Foreign non-taxed income	(772)	(1,447)	(316)
Other adjustments, net	114	(212)	(235)

	$38,306	$28,946	$20,696

The Company has not provided for the United States income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the year ended December 31, 2011, were approximately $6.0 million. Such undistributed earnings are considered permanently reinvested. If the net earnings were to be distributed, it is estimated that taxes in the amount of approximately $2.3 million would need to be reflected in the financial statements.

The Company’s subsidiary in India was operating under a tax holiday through March 31, 2011, at which time the tax holiday expired. If there had been no tax holiday for the quarter ended March 31, 2011, the Company would have expensed an additional $0.6 million in income taxes.

A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2010	$754
Additions based on tax positions related to current year	476

Balance at December 31, 2011	$1,230

As of December 31, 2011, the Company has a net tax expense recorded for penalties and interest of approximately $0.1 million. The penalties and interest are recorded as part of the provision for income taxes.

The Company has gross unrecognized tax benefits of $1.9 million at December 31, 2011, related to the refund of state taxes previously paid that, if recognized, would result in a net tax benefit of $1.2 million and would have a positive effect on the Company’s effective tax rate. The Company believes that it is reasonably possible that its $1.9 million gross unrecognized tax benefits will significantly decrease within the next 12 months or be eliminated entirely, as the Company is currently undergoing a state tax audit. The completion of the audit could significantly reduce or eliminate the unrecognized tax benefits. Accordingly, the Company has recorded a reserve on the net unrecognized tax benefits.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years remain subject to examination by federal taxing authorities, the 2000 through 2011 tax years generally remain subject to examination by state tax authorities, and the 2010 and 2011 tax years remain subject to examination by foreign tax authorities.

Note 11: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Year Ended December 31, 2011
	Cost	%
Seller 1	$94,108	24.3%
Seller 2	74,986	19.4%
Seller 3	30,943	8.0%
Seller 4	23,509	6.1%
Seller 5	18,429	4.8%
Other sellers	144,875	37.4%

	$386,850	100.0%
Adjustments(1)	(505)

Purchases, net	$386,345

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

The Company is involved in disputes and legal actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”) comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions and /or has acted improperly in connection with its efforts to contact consumers. These cases are frequently styled as supposed class actions. In addition, from time to time, the Company is subject to litigation and other actions by governmental bodies, including formal and informal investigations relating to its collection activities by the Federal Trade Commission, state attorneys general and other governmental bodies, with which the Company cooperates.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of the Company’s subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 12, 2011, the court issued an order granting final approval to the parties agreed upon settlement of this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, and dismissed the cases against the Midland Defendants with prejudice. That order has been appealed by certain objectors to the settlement, which appeals remain pending.

On November 2, 2010 and December 17, 2010, two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011, two class actions entitled Scardina v. Midland Credit Management, Inc. Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, the Company filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to transfer.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. The Company’s legal costs are recorded to expense as incurred.

Leases

The Company leases office facilities in San Diego, California; Phoenix, Arizona; Arlington, Texas; St. Cloud, Minnesota; Gurgaon, India; and Costa Rica. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $5.8 million, $4.5 million and $4.3 million during the years ended December 31, 2011, 2010, and 2009, respectively.

The Company has capital lease obligations primarily for certain computer equipment. Refer to “Capital Lease Obligations” under Note 8 “Debt” for additional information on the Company’s capital leases. The related amortization expense was $5.2 million, $2.4 million, and $0.5 million, for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under lease obligations consist of the following for the years ending December 31 (in thousands):

	Capital Leases	Operating Leases	Total
2012	$5,586	$5,660	$11,246
2013	2,731	5,943	8,674
2014	716	5,702	6,418
2015	302	5,057	5,359
2016	139	4,746	4,885
Thereafter	—	8,181	8,181

Total minimal leases payments	9,474	$35,289	$44,763

Less: Interest	(524)

Present value of minimal lease payments	$8,950

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2011, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $3.2 billion for a purchase price of approximately $151.0 million. The Company has no purchase commitments extending past one year.

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $1.1 million, $1.2 million, and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company maintains a non-qualified deferred compensation plan for its senior management. This plan permits deferral of a portion of compensation until a specified period of time. As of December 31, 2011, the plan assets and plan liabilities were $0.7 million and $0.5 million, respectively. As of December 31, 2010, the plan assets and plan liabilities were $0.8 million and $0.7 million, respectively. These amounts are included in the Company’s consolidated statements of financial condition in other assets and accrued liabilities. The use of plan assets is legally restricted to distributions to participants or to creditors in the event of bankruptcy.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2011, the plan had stop loss provisions insuring losses beyond $150,000 per employee per year. As of December 31, 2011, the Company recorded a reserve for unpaid claims in the amount of $0.4 million which is included in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not yet reported claims, as of December 31, 2011.

Guarantees

Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements and portfolio purchase and sale agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2011, has no liabilities recorded for these agreements.

Note 13: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Gross collections	$191,073	$195,081	$189,058	$185,946
Revenue	110,303	115,830	120,563	120,675
Total operating expenses	82,546	86,223	89,804	88,024
Net income	13,679	14,775	15,370	17,134
Basic earnings per share	0.56	0.60	0.62	0.69
Diluted earnings per share	0.54	0.58	0.60	0.67

2010
Gross collections	$141,267	$156,789	$157,372	$149,181
Revenue	87,338	96,231	97,967	99,772
Total operating expenses	65,641	72,782	74,265	71,589
Net income	10,861	11,730	12,290	14,171
Basic earnings per share	0.46	0.49	0.51	0.59
Diluted earnings per share	0.44	0.47	0.49	0.56

EXHIBIT INDEX

Number		Description
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2		Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002, File No. 000-26489)

3.3		Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1		Registration Rights Agreement, dated as of February 21, 2002, between the Company and the several Purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 25, 2002, File No. 000-26489)

4.2		Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.3		Registration Rights Agreement, dated as of September 19, 2005, by and among Encore Capital Group, Inc. and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.4		First Amendment, dated as of March 13, 2001, to Amended and Restated Registration Rights Agreement, dated as of October 31, 2000, between the Company and the several stockholders listed therein (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2003, File No. 000-26489)

4.5		Indenture, dated September 19, 2005, by and between Encore Capital Group, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.6		Instrument of Resignation, Appointment and Acceptance, dated September 21, 2006, by and among Encore Capital Group, Inc., JPMorgan Chase Bank, N.A., and The Bank of New York (now known as The Bank of New York Mellon Trust Company, N.A.) as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

4.7		Form of 3.375% Convertible Senior Notes due 2010 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

4.8		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

4.9	*	Senior Secured Note Purchase Agreement, dated September 20, 2010, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

4.10	*	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 25, 2010)

4.11	*	Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.12		Form of 7.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

Number	Description
4.13	Form of 7.375% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

10.1	Multi-Tenant Office Lease dated as of April 8, 2004 between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.2	Lease Guaranty dated as of April 8, 2004 by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004, File No. 000-26489)

10.3+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004, File No. 000-26489)

10.4+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.5+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.6+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.7+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.8+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.9+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.10+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.11	Credit Agreement dated as of June 7, 2005 among Encore Capital Group, Inc., the Lenders from time to time parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.12	Amendment No. 1 to the Credit Agreement, dated as of August 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005)

10.13	Amendment No. 2, to the Credit Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006)

10.14	Amendment No. 3, to the Credit Agreement, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 28, 2007)

10.15	Consent and Amendment No. 4 to the Credit Agreement, dated as of May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2007)

10.16	Amendment No. 5 to the Credit Agreement, dated as of October 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2007)

10.17	Amendment No. 6 to the Credit Agreement, dated as of December 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007)

10.18	Amendment No. 7 to the Credit Agreement, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008)

10.19	Amendment No. 8 to the Credit Agreement, dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008)

Number	Description
10.20	Pledge and Security Agreement dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.21	Guaranty dated as of June 7, 2005, with respect to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.22+	Severance protection letter agreement dated as of March 11, 2009 between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.23+	Severance protection letter agreement dated as of March 11, 2009 between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.24	Asset Purchase and Forward Flow Agreement dated as of June 2, 2005 among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.25	Acknowledgement Agreement dated as of June 7, 2005 between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.26	Asset Purchase Agreement dated as of August 30, 2005 among Ascension Capital Group, Ltd., Ascension Capital Management, L.L.C., The Erich M. Ramsey Trust, Erich M. Ramsey, Leonard R. Oszustowicz, Jeffrey J. Walter, Ascension Acquisition, LP, and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2005)

10.27	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.28	Convertible Note Hedge Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.29	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.30	Convertible Note Hedge Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.31	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.32	Warrant Confirmation, dated as of September 13, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 22, 2005)

10.33	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and JPMorgan Chase Bank, National Association, an affiliate of J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Number	Description
10.34	Warrant Confirmation, dated as of September 30, 2005, by and between Encore Capital Group, Inc. and Morgan Stanley International Limited, an affiliate of Morgan Stanley & Co. Incorporated. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

10.35	Lease Agreement, dated as of March 24, 2009, between Midland Credit Management India Private Limited, Dinesh Kumar and Manmohan Gaind, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.36	Lease Deed, dated as of April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.37	Sublease, dated as of March 31, 2008, by and between Encore Capital Group, Inc. and FMT Services, Inc., for real property located in St. Cloud, Minnesota (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.38	Multi-Tenant Net Commercial Lease, dated as of February 20, 2008, by and between Encore Capital Group, Inc. and Pranjiwan R. Lodhia and Lolita Lodhia, for real property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2008)

10.39	Sublease, dated as of February 12, 2004, by and between Southwestern Bell Telephone, L.P. and Ascension Capital Group, Inc., as successor in interest to Ascension Capital Group, Ltd., for real property located in Arlington, Texas (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.40	Assignment and Consent to Assignment of Sublease, dated as of August 18, 2005, by and between DBSI Housing, Inc., Ascension Capital Group, Ltd., Encore Capital Group, Inc., Ascension Acquisition, L.P., now known as Ascension Capital Group, Inc., and Southwestern Bell Telephone, L.P. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 8, 2010)

10.41	Credit Agreement dated as of February 8, 2010 by and among Encore Capital Group, Inc., the Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2010 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.42	Pledge and Security Agreement dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.43	Guaranty dated as of February 8, 2010 with respect to the 2010 Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 8, 2010)

10.44	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010)

10.45	Amendment No. 1 to the Credit Agreement, dated September 20, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.46	Amendment No. 2 to the Credit Agreement, dated September 21, 2010, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2010)

10.47	Amendment No. 3 to the Credit Agreement, dated as of March 25, 2011, by and among the Company, the financial institutions listed on the signatures pages thereto and JPMorgan Chase Bank N.A. as collateral agent, lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

Number	Description
10.48	Lease Deed, dated as of October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.49	Lease Deed, dated as of March 4, 2011, between Midland Credit Management, Inc., a Kansas corporation (“Tenant”) and Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account, a New York corporation (“Landlord”) for real property located in San Diego, California (the “San Diego Lease”) (filed herewith)

10.50	Lease Guaranty dated as of March 4, 2011 by Encore Capital Group, Inc. in favor of Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account in connection with the San Diego Lease (filed herewith)

10.51	Lease Deed, dated as of September 27, 2011, between TRES – CIENTO DOS – SEISCIENTOS TREINTA Y CUATRO MIL DOSCIENTOS CUARENTA Y TRES, SOCIEDAD DE RESPONSABILIDAD LIMITADA (“Lessee”) and B.T. Consulting and Services, S.A. (“Lessor”), for real property located in Lagunilla de Heredia, Costa Rica, as amended on October 20, 2011 to reflect the name change of Lessee to MCM Midland Management Costa Rica, S.r.L. (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 9, 2012 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from the Encore Capital Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.