Form 10-Q
period 2012-03-31
ENCORE CAPITAL GROUP INC
filed 2012-05-09
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2012
Common Stock, $0.01 par value	24,695,920 shares

ENCORE CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$15,446	$8,047
Accounts receivable, net	3,615	3,265
Investment in receivable portfolios, net	741,580	716,454
Deferred court costs, net	39,839	38,506
Property and equipment, net	19,603	17,796
Other assets	11,842	11,968
Goodwill	6,047	15,985
Identifiable intangible assets, net	—	462

Total assets	$837,972	$812,483

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$31,161	$29,628
Income tax payable	2,078	—
Deferred tax liabilities, net	16,333	15,709
Debt	398,246	388,950
Other liabilities	5,297	6,661

Total liabilities	453,115	440,948

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 24,696 shares and 24,520 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	247	245
Additional paid-in capital	124,638	123,406
Accumulated earnings	261,258	249,852
Accumulated other comprehensive loss	(1,286)	(1,968)

Total stockholders’ equity	384,857	371,535

Total liabilities and stockholders’ equity	$837,972	$812,483

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Revenue from receivable portfolios, net	$126,405	$105,326
Servicing fees and other related revenue	3,817	4,977

Total revenues	130,222	110,303

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	23,109	19,040
Stock-based compensation expense	2,266	1,765
Cost of legal collections	38,635	36,509
Other operating expenses	12,411	10,096
Collection agency commissions	3,959	3,914
General and administrative expenses	14,132	10,169
Depreciation and amortization	1,363	1,053
Impairment charge for goodwill and identifiable intangible assets	10,349	—

Total operating expenses	106,224	82,546

Income from operations	23,998	27,757

Other (expense) income
Interest expense	(5,515)	(5,593)
Other income	267	116

Total other expenses	(5,248)	(5,477)

Income before income taxes	18,750	22,280
Provision for income taxes	(7,344)	(8,601)

Net income	$11,406	$13,679

Weighted average shares outstanding:
Basic	24,779	24,260
Diluted	25,740	25,451
Earnings per share:
Basic	$0.46	$0.56
Diluted	$0.44	$0.54
Other comprehensive income:
Unrealized gain on derivative instruments	$1,122	$836
Income tax provision related to unrealized gain on derivative instruments	(440)	(329)

Other comprehensive income, net of tax	682	507

Comprehensive income	$12,088	$14,186

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Par	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2011	24,520	$245	$123,406	$249,852	$(1,968)	$371,535
Net income	—	—	—	11,406	—	11,406
Other comprehensive income:
Unrealized gain on derivative instruments, net of tax	—	—	—	—	682	682
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	176	2	(2,018)	—	—	(2,016)
Stock-based compensation	—	—	2,266	—	—	2,266
Tax benefit related to stock-based compensation	—	—	984	—	—	984

Balance at March 31, 2012	24,696	$247	$124,638	$261,258	$(1,286)	$384,857

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$11,406	$13,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,363	1,053
Impairment charge for goodwill and identifiable intangible assets	10,349	—
Amortization of loan costs	466	440
Stock-based compensation expense	2,266	1,765
Deferred income tax expense (benefit)	623	(58)
Excess tax benefit from stock-based payment arrangements	(1,067)	(1,343)
Provision for allowances on receivable portfolios, net	373	5,498
Changes in operating assets and liabilities
Other assets	(326)	(1,819)
Deferred court costs	(1,333)	(2,128)
Prepaid income tax and income taxes payable	2,130	8,437
Accounts payable, accrued liabilities and other liabilities	853	(450)

Net cash provided by operating activities	27,103	25,074

Investing activities:
Purchases of receivable portfolios	(130,463)	(90,675)
Collections applied to investment in receivable portfolios, net	104,230	80,211
Proceeds from put-backs of receivable portfolios	734	900
Purchases of property and equipment	(1,555)	(630)

Net cash used in investing activities	(27,054)	(10,194)

Financing activities:
Payment of loan costs	—	(734)
Proceeds from senior secured notes	—	25,000
Proceeds from revolving credit facility	43,500	19,000
Repayment of revolving credit facility	(34,500)	(46,000)
Proceeds from exercise of stock options	1,061	297
Taxes paid related to net share settlement of equity awards	(2,093)	(1,439)
Excess tax benefit from stock-based payment arrangements	1,067	1,343
Repayment of capital lease obligations	(1,685)	(877)

Net cash provided by (used in) financing activities	7,350	(3,410)

Net increase in cash and cash equivalents	7,399	11,470
Cash and cash equivalents, beginning of period	8,047	10,905

Cash and cash equivalents, end of period	$15,446	$22,375

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,119	$5,002
Cash paid for income taxes	4,075	166
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	1,564	371

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a leader in consumer debt buying and recovery. The Company purchases portfolios of defaulted consumer receivables and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies, and telecommunication companies, which the Company purchases at deep discounts. Defaulted receivables also include receivables subject to bankruptcy proceedings, or consumer bankruptcy receivables.

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

The Company expands upon the insights created during its purchasing process when building account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Throughout the Company’s ownership period, it continuously refines this analysis to determine the most effective collection strategy to pursue for each account. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system where the Company first differentiates those consumers who are not able to pay, from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, are facing extenuating circumstances or hardships (such as medical issues), are serving in the military, or are currently receiving social security as their only means of financial sustenance are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans that are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters, and therefore the Company must then make the difficult decision to pursue collections through legal means.

In addition, the Company provides bankruptcy support services to some of the largest companies in the financial services industry through its wholly owned subsidiary, Ascension Capital Group, Inc. (“Ascension”). Leveraging a proprietary software platform dedicated to bankruptcy servicing, Ascension’s operational platform integrates lenders, trustees, and consumers across the bankruptcy lifecycle. As discussed in Note 13 “Goodwill and Identifiable Intangible Assets,” on May 7, 2012, the Company’s Board of Directors (the “Board”) approved a plan to sell Ascension. At this time, the Company has reached an agreement in principle to sell Ascension to a third party.

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

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2012	2011
Net income available for common shareholders (A)	$11,406	$13,679

Weighted average outstanding shares of common stock (B)	24,779	24,260
Dilutive effect of stock-based awards	961	1,191

Common stock and common stock equivalents (C)	25,740	25,451

Earnings per share:
Basic (A/B)	$0.46	$0.56
Diluted (A/C)	$0.44	$0.54

Employee stock options to purchase approximately 209,000 and 39,000 shares of common stock were outstanding during the three months ended March 31, 2012 and 2011, respectively, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	,0000000	,0000000	,0000000	,0000000
	Fair Value Measurements as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$85	$—	$85
Liabilities
Interest rate swap agreements	—	(1,225)	—	(1,225)
Foreign currency exchange contracts	—	(956)	—	(956)

	0000000000	0000000000	0000000000	0000000000
	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$168	$—	$168
Liabilities
Interest rate swap agreements	—	(1,014)	—	(1,014)
Foreign currency exchange contracts	—	(2,371)	—	(2,371)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies. As of March 31, 2012, the Company did not have any financial instruments carried at fair value that required Level 3 measurement.

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

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of March 31, 2012, the Company had six interest rate swap agreements outstanding with a total notional amount of $150.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Foreign Currency Exchange Contracts

The Company has operations in India, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Indian rupees, such as employee salaries and rent expenditures. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges, to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 36 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed, and the Company reviews all exposures and derivative positions on an ongoing basis.

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

As of March 31, 2012, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $32.0 million. All outstanding contracts qualified for hedge accounting treatment as of March 31, 2012. The Company estimates that approximately $0.7 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2012 and 2011.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(1,225)	Other liabilities	$(1,014)
Foreign currency exchange contracts	Other assets	85	Other assets	168
Foreign currency exchange contracts	Other liabilities	(956)	Other liabilities	(2,371)

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of comprehensive income during the three months ended March 31, 2012 and 2011 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income -Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$ (211)	$506	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	903	355	Salaries and employee benefits	(116)	73	Other (expense) income	—	—
Foreign currency exchange contracts	297	65	General and administrative expenses	(16)	18	Other (expense) income	—	—

Note 5: Stock-Based Compensation

On March 9, 2009, the Board approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or be subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards, plus the number of shares of stock that were available for future awards under the prior 1999 Equity Participation Plan (“1999 Plan”). In addition, shares subject to options granted under either the 1999 Plan or the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefit provided under these plans is compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the three months ended March 31, 2012 and 2011 was $2.3 million and $1.8 million, respectively.

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

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted for the three months ended March 31, 2012):

	Three Months Ended March 31,
	2012	2011
Weighted average fair value of options granted	$—	$13.26
Risk free interest rate	—	2.0%
Dividend yield	—	0.0%
Volatility factor of the expected market price of the Company’s common stock	—	61%
Weighted-average expected life of options	—	5 Years

Unrecognized compensation cost related to stock options as of March 31, 2012, was $2.1 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options, was approximately 1.6 years.

A summary of the Company’s stock option activity as of March 31, 2012, and changes during the three months ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,182,940	$0.51 – $24.65	$13.00
Granted	—	—	—
Cancelled/forfeited	—	—	—
Exercised	(55,867)	0.51 – 16.19	3.79

Outstanding at March 31, 2012	2,127,073	$0.51 – $24.65	$13.24	$20,238

Exercisable at March 31, 2012	1,432,745	$0.51 – $24.65	$12.21	$14,959

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $1.1 million and $1.2 million, respectively. As of March 31, 2012, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.6 years and 4.5 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, Board members, employees, officers and executives of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2012, 18,830 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of March 31, 2012. The remaining 350,611 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units and restricted stock awards as of March 31, 2012, and changes during the three months ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	589,117	$19.22
Awarded	17,681	$23.38
Vested	(231,918)	$16.92
Cancelled/forfeited	(5,439)	$22.85

Non-vested at March 31, 2012	369,441	$20.81

Unrecognized compensation expense related to non-vested shares as of March 31, 2012, was $4.8 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 1.7 years. The fair value of restricted stock units and restricted stock awards vested during the three months ended March 31, 2012 and 2011 was $5.3 million and $4.7 million, respectively.

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

In compliance with the authoritative guidance, the Company accounts for its investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of comprehensive income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool. The Company often experiences collections beyond the 84 to 96 month collection forecast. As of March 31, 2012, the total estimated remaining collections beyond the 84 to 96 month collection forecast was $104.2 million.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2011	$821,527	$32,676	$854,203
Revenue recognized, net	(119,340)	(7,065)	(126,405)
Net additions to existing portfolios(1)	131,039	3,608	134,647
Additions for current purchases(1)	119,533	—	119,533

Balance at March 31, 2012	$952,759	$29,219	$981,978

(1)	Estimated remaining collections include anticipated collections beyond the 84 to 96 month collection forecast.

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2010	$739,785	$4,274	$744,059
Revenue recognized, net	(101,709)	(3,617)	(105,326)
Net additions to existing portfolios	18,715	2,948	21,663
Additions for current purchases	93,098	—	93,098

Balance at March 31, 2011	$749,889	$3,605	$753,494

During the three months ended March 31, 2012, the Company purchased receivable portfolios with a face value of $2.9 billion for $130.5 million, or a purchase cost of 4.5% of face value. The estimated future collections at acquisition for these portfolios amounted to $235.9 million. During the three months ended March 31, 2011, the Company purchased receivable portfolios with a face value of $2.9 billion for $90.7 million, or a purchase cost of 3.1% of face value. The estimated future collections at acquisition for these portfolios amounted to $178.4 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2012 and 2011, approximately $6.0 million and $3.0 million, respectively, were recognized as revenue on portfolios for which the related cost basis has been fully recovered.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios	130,463	—	—	130,463
Gross collections(1)	(223,943)	—	(7,065)	(231,008)
Put-backs and recalls(2)	(734)	—	—	(734)
Revenue recognized	120,746	—	6,032	126,778
(Portfolio allowances) portfolio allowance reversals, net	(1,406)	—	1,033	(373)

Balance, end of period	$741,580	$—	$—	$741,580

Revenue as a percentage of collections(3)	53.9%	0.0%	85.4%	54.9%

	Three Months Ended March 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	90,675	—	—	90,675
Gross collections(1)	(187,417)	—	(3,617)	(191,034)
Put-backs and recalls(2)	(900)	—	—	(900)
Revenue recognized	107,804	—	3,020	110,824
(Portfolio allowances) portfolio allowance reversals, net	(6,095)	—	597	(5,498)

Balance, end of period	$648,820	$—	$—	$648,820

Revenue as a percentage of collections(3)	57.5%	0.0%	83.5%	58.0%

(1)	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$109,494	$98,671
Provision for portfolio allowances	1,759	6,095
Reversal of prior allowance	(1,386)	(597)

Balance at end of period	$109,867	$104,169

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended March 31,
	2012	2011
Collection sites	$109,870	$88,541
Legal collections	109,572	88,488
Collection agencies	11,586	13,990
Other	—	54

	$231,028	$191,073

Note 7: Deferred Court Costs, Net

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Deferred Court Costs not recovered within three years of placement are fully written-off. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account.

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2012	December 31, 2011
Court costs advanced	$231,055	$228,977
Court costs recovered	(61,929)	(60,017)
Court costs reserve	(129,287)	(130,454)

	$39,839	$38,506

Note 8: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Debt issuance costs, net of amortization	$3,827	$4,293
Prepaid expenses	5,500	5,232
Security deposit—India building lease	1,630	1,482
Deferred compensation assets	748	722
Prepaid income tax	—	53
Other	137	186

	$11,842	$11,968

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 9: Debt

The Company is obligated under borrowings as follows (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility	$314,000	$305,000
Senior secured notes	75,000	75,000
Capital lease obligations and other	9,246	8,950

	$398,246	$388,950

Revolving Credit Facility

On April 10 and May 8, 2012, Encore entered into amendments to its revolving credit facility. The amendments added new lenders, appointed a new administrative agent, changed the borrowing base advance rate, increased the aggregate revolving loan commitment by $145.0 million, from $410.5 million to $555.5 million, and reset the accordion feature by an additional $100.0 million, resulting in a maximum of $655.5 million that can be borrowed under the facility. Additionally, the May 8, 2012 amendment approved the acquisition discussed in Note 14 “Subsequent Event.”

Loan fees and other loan costs associated with the above amendments amounted to approximately $0.7 million. These costs will be included in other assets in the Company’s consolidated statements of financial condition and amortized over the remaining term of the facility.

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

•

A borrowing base equal to (1) the lesser of (i) 30% - 35% (depending, as defined in the amendment, on the Company’s trailing 12-month cost per dollar collected) of eligible estimated remaining collections, initially set at 33%, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the aggregate principal amount outstanding of the senior secured notes;

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

•	Events of default which, upon occurrence, may permit the lenders to terminate the revolving credit facility and declare all amounts outstanding to be immediately due and payable;

•	An annual capital expenditure maximum of $12.5 million;

•	An annual rental expense maximum of $12.5 million;

•	An outstanding capital lease maximum of $12.5 million;

•	An acquisition limit of $100.0 million; and

•	Collateralization by all assets of the Company, other than the assets of Propel (as defined in Note 14 “Subsequent Event”).

At March 31, 2012, the outstanding balance on the revolving credit facility was $314.0 million, which bore a weighted average interest rate of 4.15% for the three months ended March 31, 2012. As discussed above, on April 10 and May 8, 2012, Encore entered into amendments to its revolving credit facility thereby increasing the aggregate revolving loan commitment by $145.0 million.

Subject to compliance with the revolving credit facility, Encore is authorized by its Board to repurchase up to $50.0 million of its common stock.

Senior Secured Notes

As of March 31, 2012, Encore had $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group. Twenty five million dollars of the senior secured notes bear an annual interest rate of 7.375% and mature in 2018. These notes require quarterly interest only payments through May 2013. Beginning in May 2013, the notes require a quarterly payment of interest plus $1.25 million of principal. The remaining fifty million dollars of the senior secured notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. These notes require quarterly interest only payments through December 2012. Beginning in December 2012, the notes require a quarterly payment of interest plus $2.5 million of principal.

The senior secured notes are guaranteed in full by certain of Encore’s subsidiaries and are collateralized by all assets of the Company. The senior secured notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the senior secured notes may be accelerated at the election of the holder or holders of a majority in principal amount of the senior secured notes upon certain events of default by the Company, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If the Company prepays the senior secured notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the revolving credit facility. Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an intercreditor agreement related to collateral, actionable default, powers and duties and remedies, among other topics.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of March 31, 2012, the Company’s combined obligations for these computer equipment leases were approximately $8.3 million. These lease obligations require monthly or quarterly payments through July 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Note 10: Income Taxes

The Company recorded an income tax provision of $7.3 million, reflecting an effective rate of 39.2% of pretax income during the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%) and a blended provision for state taxes of 6.5%.

The Company recorded an income tax provision of $8.6 million, reflecting an effective rate of 38.6% of pretax income during the three months ended March 31, 2011. The effective tax rate for the three months ended March 31, 2011 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.7%, and a net benefit for the permanent book versus tax differences of 0.8%.

The Company’s subsidiary in India was operating under a tax holiday through March 31, 2011, at which time the tax holiday expired. If there had been no tax holiday for the quarter ended March 31, 2011, the Company would have expensed an additional $0.6 million in income taxes. The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday for the next eight years and a 50% tax holiday for the following four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2012 was immaterial.

As of March 31, 2012, the Company had a gross unrecognized tax benefit of $1.9 million that, if recognized, would result in a net tax benefit of approximately $1.2 million and would have a positive effect on the Company’s effective tax rate. During the three months ended March 31, 2012, there were no material changes to the unrecognized tax benefit.

During the three months ended March 31, 2012, the Company did not provide for the United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary during the three months ended March 31, 2012 and 2011, were approximately $2.4 million and $1.9 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 11: Purchase Concentrations

The following table summarizes purchases by seller sorted by total aggregate cost (in thousands, except percentages):

	Three Months Ended March 31, 2012
	Cost	%
Seller 1	$39,789	30.5%
Seller 2	27,792	21.3%
Seller 3	15,335	11.8%
Seller 4	13,642	10.5%
Seller 5	7,864	6.0%
Other sellers	26,041	19.9%

	$130,463	100.0%
Adjustments(1)	(60)

Purchases, net	$130,403

(1)	Adjusted for Put-backs and Recalls.

Note 12: Commitments and Contingencies

Litigation

The Company is involved in disputes and legal actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”), comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions and /or has acted improperly in connection with its efforts to contact consumers. These cases are frequently styled as supposed class actions. In addition, from time to time, the Company is subject to litigation and other actions by governmental bodies, including formal and informal investigations relating to its collection activities by the Federal Trade Commission, state attorneys general and other governmental bodies, with which the Company cooperates.

There has been no material development in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2012, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $3.3 billion for a purchase price of approximately $142.2 million. The Company has no purchase commitments extending past one year.

Note 13: Goodwill and Identifiable Intangible Assets

In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value.

The Company has two reporting units that carry goodwill: portfolio purchasing and recovery and bankruptcy servicing. Annual testing is performed on October 1st for the portfolio purchasing and recovery reporting unit and on August 31st for the bankruptcy servicing reporting unit.

During the first quarter of 2012, the Company’s subsidiary, Ascension (which is determined to be the bankruptcy servicing reporting unit for the purpose of goodwill impairment testing), experienced uncertainty surrounding a material client’s contract renewal. The client agreed to renew the contract, provided that Ascension enters into an agreement with a specified third party to make or facilitate the technology improvements required by the client. On May 7, 2012, the Board approved a plan to sell Ascension. At this time, the Company has reached an agreement in principle to sell Ascension to the third party. As part of the sale, Ascension’s new owner will invest in new technology and apply the bankruptcy servicing expertise necessary for Ascension to compete more effectively, and the Company has agreed to cover normal operating losses in the first year of ownership. If the business grows and becomes profitable, the Company will be paid an earn-out equal to 30 to 40% of Ascension’s EBITDA for the first five years after closing. In connection with the preparation of its financial statements and based, in part, on these developments, the Company performed an interim goodwill impairment test for Ascension as of March 31, 2012. The goodwill impairment test is a two-step process. First, the Company estimated the fair value of Ascension by considering the proposed selling price to the potential buyer. The result of this analysis indicated that Ascension’s carrying value exceeded its fair value. Therefore, the Company measured the amount of impairment charge by comparing the implied fair value of the goodwill with the carrying value of that goodwill. Based on the proposed selling price, the Company concluded that the entire goodwill balance of $9.9 million for Ascension was impaired as of March 31, 2012. Additionally, the Company wrote-off the remaining identifiable intangible assets of approximately $0.4 million at Ascension. Beginning in the second quarter of 2012, and regardless of whether the sale discussed above is completed, Ascension will be treated as a discontinued operation.

As a result, the Company recognized a pre-tax impairment charge for goodwill and identifiable intangible assets of $10.3 million, or $0.25 per diluted share, after the effect of income taxes during the three months ended March 31, 2012.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships and other	$—	$—	$—	$6,000	$(5,538)	$462
Intangible assets not subject to amortization:
Goodwill – portfolio purchasing and recovery			$6,047			$6,047
Goodwill – bankruptcy servicing			—			9,938

Total goodwill			$6,047			$15,985

Note 14: Subsequent Event

On May 8, 2012, the Company acquired all of the outstanding equity of Propel Financial Services, LLC, and certain of its affiliates (“Propel”) for $186.8 million in cash. Propel provides property tax solutions to customers in the state of Texas by paying real estate taxes on behalf of owners of real property in Texas in exchange for notes collateralized by tax liens on the property. The Company financed the acquisition through a new $160.0 million syndicated loan facility (the “Propel Facility”), the Company’s existing revolving credit facility and cash on hand. The Propel Facility will be used to fund a portion of the purchase price and to fund future growth at Propel. The Propel Facility has a three year term and includes the following key provisions:

•

Interest at Propel’s option, at either: (1) LIBOR, plus a spread that ranges from 300 to 375 basis points, depending on Propel’s leverage; or (2) Prime, plus a spread that ranges from 0 to 75 basis points, depending on Propel’s leverage;

•	A borrowing base of 90% of the face value of the tax lien collateralized notes;

•	Interest payable monthly; principal and interest due at maturity; and

•	A $40.0 million accordion feature.

The Propel Facility is collateralized by the tax lien collateralized notes and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in this Quarterly Report on Form 10-Q under “Part II, Item 1A. Risk Factors” and in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Introduction

We are a leader in consumer debt buying and recovery. We purchase portfolios of defaulted consumer receivables at deep discounts to face value based on robust, account-level valuation methods, and employ a suite of proprietary statistical and behavioral models when building account collection strategies. We use a variety of operational channels to maximize our collections from the portfolios that we purchase, including seeking to partner with individuals as they repay their obligations and work toward financial recovery. In addition, we provide bankruptcy support services to some of the largest companies in the financial services industry through our wholly owned subsidiary, Ascension. On May 7, 2012, our Board of Directors (the “Board”) approved a plan to sell Ascension. At this time, we have reached an agreement in principle to sell Ascension to a third party. See Note 13 “Goodwill and Identifiable Intangible Assets” to our unaudited condensed consolidated financial statements for a further discussion.

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

Market Overview

While there has been improvement in macroeconomic indicators during the last three months, a broad economic recovery has yet to fully materialize for the U.S. consumer. Slow job growth, uncertainty over state and federal taxes and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels. Within the credit card space, delinquency levels have improved at a rate that may indicate a fundamental improvement in consumer financial strength. However, related measures, like personal bankruptcies and home foreclosures, remain elevated and indicate continued near-term pressure on the average consumer.

Despite this macroeconomic uncertainty through the first quarter of 2012, most of our internal collection metrics were consistent with, or better than, what we observed during the same periods in 2010 and 2011. To illustrate, payer rates and average payment size, adjusted for changes in the mix of settlements-in-full versus payment plans, remained consistent. As compared to prior years, more of our consumers continue to opt to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value, which, in turn, can result in a provision for portfolio allowance. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

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

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivables portfolios we purchased for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Credit card	$107,935	$87,991
Telecom	22,528	1,236
Consumer bankruptcy receivables(1)	—	1,448

	$130,463	$90,675

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the three months ended March 31, 2012, we invested $130.5 million to acquire charged-off credit card and telecom portfolios, with face values aggregating $2.9 billion, for an average purchase price of 4.5% of face value. This is a $39.8 million increase, or 43.9%, in the amount invested, compared with the $90.7 million invested during the three months ended March 31, 2011, to acquire charged-off credit card portfolios with a face value aggregating $2.9 billion, for an average purchase price of 3.1% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Collections by Channel

During the three months ended March 31, 2012 and 2011, we utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2012	2011
Collection sites	$109,870	$88,541
Legal collections	109,572	88,488
Collection agencies	11,586	13,990
Other	—	54

	$231,028	$191,073

Gross collections increased $39.9 million, or 20.9%, to $231.0 million during the three months ended March 31, 2012, from $191.1 million during the three months ended March 31, 2011.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2012		2011
Revenues
Revenue from receivable portfolios, net	$126,405	97.1%	$105,326	95.5%
Servicing fees and related revenue	3,817	2.9%	4,977	4.5%

Total revenues	130,222	100.0%	110,303	100.0%

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	23,109	17.8%	19,040	17.3%
Stock-based compensation expense	2,266	1.7%	1,765	1.6%
Cost of legal collections	38,635	29.7%	36,509	33.1%
Other operating expenses	12,411	9.5%	10,096	9.1%
Collection agency commissions	3,959	3.0%	3,914	3.5%
General and administrative expenses	14,132	10.9%	10,169	9.2%
Depreciation and amortization	1,363	1.0%	1,053	1.0%
Impairment charge for goodwill and identifiable intangible assets	10,349	8.0%	—	0.0%

Total operating expenses	106,224	81.6%	82,546	74.8%

Income from operations	23,998	18.4%	27,757	25.2%

Other (expense) income
Interest expense	(5,515)	(4.2)%	(5,593)	(5.1)%
Other income	267	0.2%	116	0.1%

Total other expense	(5,248)	(4.0)%	(5,477)	(5.0)%

Income before income taxes	18,750	14.4%	22,280	20.2%
Provision for income taxes	(7,344)	(5.6)%	(8,601)	(7.8)%

Net income	$11,406	8.8%	$13,679	12.4%

Earnings per diluted share	$0.44 (1)		$0.54

(1)

Includes a $0.25 effect related to a one-time, non-cash charge of $10.3 million ($6.3 million after the effects of income taxes) associated with the impairment of Ascension’s goodwill and identifiable intangible assets.

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase (in thousands, except percentages):

	Three Months Ended March 31, 2012					As of March 31, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Portfolio Allowance) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,065	$6,032	85.4%	$1,033	4.8%	$—	—
2005	3,431	1,319	38.4%	(78)	1.0%	6,114	5.7%
2006	3,769	2,505	66.5%	(1,119)	2.0%	15,010	5.1%
2007	5,050	2,737	54.2%	(209)	2.2%	15,960	5.1%
2008	17,313	9,045	52.2%	—	7.1%	49,979	5.4%
2009	32,578	20,738	63.7%	—	16.3%	76,589	8.0%
2010	63,996	37,098	58.0%	—	29.3%	164,036	6.7%
2011	85,220	41,924	49.2%	—	33.1%	291,099	4.9%
2012	12,586	5,380	42.7%	—	4.2%	122,793	3.5%

Total	$231,008	$126,778	54.9%	$(373)	100.0%	$741,580	5.4%

	Three Months Ended March 31, 2011					As of March 31, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net (Portfolio Allowance) Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$3,617	$3,020	83.5%	$597	2.7%	$—	—
2004	1,103	180	16.3%	—	0.2%	242	6.6%
2005	5,471	2,741	50.1%	(603)	2.5%	13,983	5.6%
2006	5,313	4,145	78.0%	(2,481)	3.7%	25,241	5.1%
2007	13,458	8,718	64.8%	(1,463)	7.9%	31,936	7.4%
2008	26,425	14,981	56.7%	(1,548)	13.5%	86,797	5.2%
2009	49,666	29,310	59.0%	—	26.4%	127,439	6.8%
2010	77,719	43,119	55.5%	—	38.9%	276,479	4.8%
2011	8,262	4,610	55.8%	—	4.2%	86,703	3.6%

Total	$191,034	$110,824	58.0%	$(5,498)	100.0%	$648,820	5.2%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $130.2 million during the three months ended March 31, 2012, an increase of $19.9 million, or 18.1%, compared to total revenues of $110.3 million during the three months ended March 31, 2011. Portfolio revenue was $126.4 million during the three months ended March 31, 2012, an increase of $21.1 million, or 20.0%, compared to portfolio revenue of $105.3 million during the three months ended March 31, 2011. The increase in portfolio revenue during the three months ended March 31, 2012 was primarily the result of lower net portfolio allowance provision and additional accretion revenue associated with a higher portfolio balance during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, we recorded a net portfolio allowance provision of $0.4 million, compared to a net portfolio allowance provision of $5.5 million in the same period of the prior year.

Revenue associated with bankruptcy servicing fees earned from Ascension was $3.8 million during the three months ended March 31, 2012, a decrease of $1.1 million, or 23.3%, compared to revenue of $4.9 million during the three months ended March 31, 2011.

Operating Expenses

Total operating expenses were $106.2 million during the three months ended March 31, 2012, an increase of $23.7 million, or 28.7%, compared to total operating expenses of $82.5 million during the three months ended March 31, 2011.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $4.1 million, or 21.4%, to $23.1 million during the three months ended March 31, 2012, from $19.0 million during the three months ended March 31, 2011. The increase was primarily the result of increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel were approximately $1.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Stock-based compensation expense

Stock-based compensation increased $0.5 million, or 28.4%, to $2.3 million during the three months ended March 31, 2012, from $1.8 million during the three months ended March 31, 2011. This increase was primarily attributable to higher fair value of equity awards granted in recent periods.

Cost of legal collections

The cost of legal collections increased $2.1 million, or 5.8%, to $38.6 million during the three months ended March 31, 2012, compared to $36.5 million during the three months ended March 31, 2011. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $21.1 million, or 23.8%, in gross collections through our legal channel. Gross legal collections were $109.6 million during the three months ended March 31, 2012, up from $88.5 million collected during the three months ended March 31, 2011. The cost of legal collections decreased as a percentage of gross collections through this channel to 35.3% during the three months ended March 31, 2012 from 41.3% during the same period in the prior year. This decrease was primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
Collections(1)	$109,572	100.0%	$88,488	100.0%

Court costs advanced	$22,116	20.2%	$23,299	26.3%
Court costs deferred	(11,627)	(10.6)%	(11,591)	(13.1)%

Court cost expense(2)	10,489	9.6%	11,708	13.2%
Other(3)	579	0.5%	494	0.6%
Commissions	27,567	25.2%	24,307	27.5%

Total costs	$38,635	35.3%	$36,509	41.3%

(1)	Collections include approximately $2.9 million and less than $0.1 million from our internal legal channel for the three months ended March 31, 2012 and 2011, respectively.
(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $1.2 million and less than $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $2.3 million, or 22.9%, to $12.4 million during the three months ended March 31, 2012, from $10.1 million during the three months ended March 31, 2011. The increase was primarily the result of an increase of $1.5 million in direct mail campaign expenses, an increase of $0.5 million in media-related expenses, and a net increase in various other operating expenses of $0.3 million, all to support our growth.

Collection agency commissions

During the three months ended March 31, 2012, we incurred $4.0 million in commissions to third party collection agencies, or 34.2%, of the related gross collections of $11.6 million, compared to $3.9 million in commissions, or 28.0%, of the related gross collections of $14.0 million, during the three months ended March 31, 2011. The increase in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts and consumer bankruptcy receivable accounts have a lower commission rate than consumer credit card receivable accounts and accounts that have been charged off for a longer period of time.

General and administrative expenses

General and administrative expenses increased $3.9 million, or 39.0%, to $14.1 million during the three months ended March 31, 2012, from $10.2 million during the three months ended March 31, 2011. The increase was primarily the result of an increase of $1.6 million in costs related to legal settlements, an increase of $0.4 million in corporate legal expenses, an increase of $0.4 million in building rent and an increase in other general and administrative expenses of $1.5 million. During the three months ended March 31, 2012, we incurred approximately $0.5 million in acquisition related expenses.

Depreciation and amortization

Depreciation and amortization expense increased $0.3 million, or 29.4%, to $1.4 million during the three months ended March 31, 2012, from $1.1 million during the three months ended March 31, 2011. The increase was primarily related to increased depreciation expenses resulted from our acquisition of fixed assets in recent periods.

Impairment charge for goodwill and identifiable intangible assets

During the three months ended March 31, 2012, we recorded $10.3 million in impairment charges for goodwill and identifiable intangible assets related to our bankruptcy servicing reporting unit, Ascension. This impairment charge was a result of our interim impairment testing performed at Ascension as of March 31, 2012. During the first quarter of 2012, Ascension experienced uncertainty surrounding a material client’s contract renewal. The client agreed to renew the contract, provided that Ascension enters into an agreement with a specified third party to make or facilitate the technology improvements required by the client. On May 7, 2012, our Board approved a plan to sell Ascension. At this time, we have reached an agreement in principle to sell Ascension to the third party. As part of the sale, Ascension’s new owner will invest in new technology and apply the bankruptcy servicing expertise necessary for Ascension to compete more effectively, and we have agreed to cover normal operating losses in the first year of ownership. If the business grows and becomes profitable, we will be paid an earn-out equal to 30 to 40% of Ascension’s EBITDA for the first five years after closing. In connection with the preparation of our financial statements and based, in part, on these developments, we performed an interim goodwill impairment test for Ascension and concluded that the entire goodwill balance of $9.9 million for Ascension was impaired as of March 31, 2012. Additionally, we wrote-off the remaining identifiable intangible assets of approximately $0.4 million. Beginning in the second quarter of 2012, and regardless of whether the sale discussed above is completed, Ascension will be treated as a discontinued operation.

As a result, we recognized a pre-tax impairment charge for goodwill and identifiable intangible assets of $10.3 million, or $0.25 per diluted share, after the effect of income taxes during the three months ended March 31, 2012. See footnote 13 “Goodwill and Identifiable Intangible Assets” in our unaudited condensed consolidated financial statements for further details. We did not record any goodwill impairment charges in the three months ended March 31, 2011.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Three Months Ended March 31,
	2012					2011
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites	$109,870	$6,476	(1)	5.9%	2.8%	$88,541	$6,709	(1)	7.6%	3.5%
Legal networks(2)	109,572	38,635		35.3%	16.7%	88,488	36,509		41.3%	19.1%
Collection agency outsourcing	11,586	3,959		34.2%	1.7%	13,990	3,914		28.0%	2.0%
Other collections	—	—		—	—	54	—		—	—
Other indirect costs(3)	—	39,569		—	17.2%	—	29,330		—	15.4%

Total	$231,028	$88,639	(4)		38.4%	$191,073	$76,462	(4)		40.0%

(1)	Cost in collection sites represents only Account Managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)

Collections include approximately $2.9 million and less than $0.1 million from our internal legal channel for the three months ended March 31, 2012 and 2011, respectively. Court costs expensed through our internal legal channel were approximately $1.2 million and less than $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

(3)

Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization. Included in other indirect costs were costs related to our internal legal channel of approximately $1.8 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

(4)

Represents all operating expenses, excluding stock-based compensation expense, bankruptcy servicing operating expenses, and acquisition related expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the items for reconciliation of operating expenses, excluding stock-based compensation expense, bankruptcy servicing operating expenses, and acquisition related expenses to generally accepted accounting practices (“GAAP”) total operating expenses in the table below.

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense, bankruptcy servicing expenses, and acquisition related expenses to GAAP total operating expenses (in thousands):

	Three Months Ended March 31,
	2012	2011
GAAP total operating expenses, as reported	$106,224	$82,546
Stock-based compensation expense	(2,266)	(1,765)
Bankruptcy servicing expenses	(14,830)	(4,319)
Acquisition related expenses	(489)	—

During the three months ended March 31, 2012, cost per dollar collected decreased by 160 basis points to 38.4% of gross collections, from 40.0% of gross collections during the three months ended March 31, 2011. This decrease was primarily due to cost improvement across all of our channels as follows:

•

The cost from our collection sites, which includes Account Manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 2.8% during the three months ended March 31, 2012, from 3.5% during the three months ended March 31, 2011 and, as a percentage of our site collections, decreased to 5.9% from 7.6%. The decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, where we can more effectively determine which consumers have the ability to pay and how to best engage with them.

•

The cost of legal collections as a percentage of total collections decreased to 16.7% during the three months ended March 31, 2012, from 19.1% during the three months ended March 31, 2011 and, as a percentage of legal collections, decreased to 35.3% from 41.3%. The decreases were primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.7% during the three months ended March 31, 2012, from 2.0% during the same period in the prior year. The decrease was due to our continued effort in shifting collections from third party agencies to our collection sites. Our collection agency commission rate increased to 34.2% during the three months ended March 31, 2012, from 28.0% during the same period in the prior year. The increase in our commission rate was a result of change in the mix of accounts placed into this channel. Generally, freshly charged-off accounts and consumer bankruptcy receivable accounts have a lower commission rate than consumer credit card receivable accounts and accounts that have been charged off for a longer period of time.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, from 15.4% for the three months ended March 31, 2012, to 17.2% for the three months ended March 31, 2011. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate settlements and increases in headcount and general and administrative expenses, to support our growth.

Interest Expense

Interest expense remained consistent during the three months ended March 31, 2012 and 2011. The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Stated interest on debt obligations	$5,049	$5,153	$(104)	(2.0%)
Amortization of loan fees and other loan costs	466	440	26	5.9%

Total interest expense	$5,515	$5,593	$(78)	(1.4%)

Provision for Income Taxes

During the three months ended March 31, 2012, we recorded an income tax provision of $7.3 million, reflecting an effective rate of 39.2% of pretax income. The effective tax rate for the three months ended March 31, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%) and provision for state taxes of 6.5%.

During the three months ended March 31, 2011, we recorded an income tax provision of $8.6 million, reflecting an effective rate of 38.6% of pretax income. The effective tax rate for the three months ended March 31, 2011 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.7%, and a net benefit of permanent book versus tax differences of 0.8%.

The increase in our overall effective tax rate from March 31, 2011 to March 31, 2012 was primarily attributable to an increase in the effective tax rate in India. Our operations in India benefited from a tax holiday, which expired on March 31, 2011. Our subsidiary in Costa Rica is operating under a 100% tax holiday for the next eight years and a 50% tax holiday for the following four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2012 was immaterial.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through March 31, 2012
			<2006	2006	2007	2008	2009	2010	2011	2012	Total(2)	CCM(3)
<2005	$385,471	(4)	$974,411	$164,211	$85,333	$45,893	$27,708	$19,986	$15,180	$3,006	$1,335,728	3.5
2005	192,585		66,491	129,809	109,078	67,346	42,387	27,210	18,651	3,636	464,608	2.4
2006	141,027		—	42,354	92,265	70,743	44,553	26,201	18,306	3,771	298,193	2.1
2007	204,096		—	—	68,048	145,272	111,117	70,572	44,035	8,694	447,738	2.2
2008	227,862		—	—	—	69,049	165,164	127,799	87,850	17,456	467,318	2.1
2009	253,362		—	—	—	—	96,529	206,773	164,605	32,634	500,541	2.0
2010	358,786		—	—	—	—	—	125,853	288,788	64,005	478,646	1.3
2011	385,502		—	—	—	—	—	—	123,596	85,220	208,816	0.5
2012	129,998		—	—	—	—	—	—	—	12,586	12,586	0.1

Total	$2,278,689		$1,040,902	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$231,008	$4,214,174	1.8

(1)

Adjusted for put-backs, account recalls, and purchase price rescissions. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2012, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2012 – collections as a multiple of purchase price.
(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections(4)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2005	$385,471	(3)	$1,335,728	$3,233	$1,338,961	3.5
2005	192,585		464,608	15,407	480,015	2.5
2006	141,027		298,193	27,905	326,098	2.3
2007	204,096		447,738	54,889	502,627	2.5
2008	227,862		467,318	108,209	575,527	2.5
2009	253,362		500,541	219,133	719,674	2.8
2010	358,786		478,646	441,986	920,632	2.6
2011	385,502		208,816	615,386	824,202	2.1
2012	129,998		12,586	237,410	249,996	1.9

Total	$2,278,689		$4,214,174	$1,723,558	$5,937,732	2.6

(1)	Adjusted for Put-Backs, Recalls, and purchase price rescissions.
(2)	Cumulative collections from inception through March 31, 2012, excluding collections on behalf of others.
(3)	From inception through December 31, 2004.
(4)	Estimated remaining collections include anticipated collections beyond our 84 to 96 month collection forecast.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
<2005	$1,355	$1,082	$565	$202	$29	$—	$—	$—	$—	$—	$—	$3,233
2005	6,848	4,530	3,008	1,021	—	—	—	—	—	—	—	15,407
2006	11,323	11,322	3,090	1,509	661	—	—	—	—	—	—	27,905
2007	20,039	17,262	8,495	4,290	3,107	1,304	275	117	—	—	—	54,889
2008	37,015	32,476	18,323	10,047	5,433	3,503	1,412	—	—	—	—	108,209
2009	70,226	62,601	37,273	19,169	15,613	7,678	4,686	1,887	—	—	—	219,133
2010	128,786	121,466	78,643	47,060	26,668	18,136	10,810	7,183	3,234	—	—	441,986
2011	174,284	175,493	100,611	62,780	40,116	25,751	17,119	9,630	6,847	2,755	—	615,386
2012	50,657	70,105	46,770	28,432	17,848	10,733	6,342	3,031	1,906	1,030	556	237,410

	$500,533	$496,337	$296,778	$174,510	$109,475	$67,105	$40,644	$21,848	$11,987	$3,785	$556	$1,723,558

(1)	Estimated remaining collections include anticipated collections beyond our 84 to 96 month collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2012	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$6,114	$192,585	3.2%	0.8%
2006	15,010	141,027	10.6%	2.0%
2007	15,960	204,096	7.8%	2.2%
2008	49,979	227,862	21.9%	6.7%
2009	76,589	253,362	30.2%	10.3%
2010	164,036	358,786	45.7%	22.1%
2011	291,099	385,502	75.5%	39.3%
2012	122,793	129,998	94.5%	16.6%

Total	$741,580	$1,893,218	39.2%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended March 31, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios	130,463	—	—	130,463
Gross collections(1)	(223,943)	—	(7,065)	(231,008)
Put-backs and recalls	(734)	—	—	(734)
Revenue recognized	120,746	—	6,032	126,778
(Portfolio allowances) portfolio allowance reversals, net	(1,406)	—	1,033	(373)

Balance, end of period	$741,580	$—	$—	$741,580

Revenue as a percentage of collections (2)	53.9%	0.0%	85.4%	54.9%

	Three Months Ended March 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	90,675	—	—	90,675
Gross collections(1)	(187,417)	—	(3,617)	(191,034)
Put-backs and recalls	(900)	—	—	(900)
Revenue recognized	107,804	—	3,020	110,824
(Portfolio allowances) portfolio allowance reversals, net	(6,095)	—	597	(5,498)

Balance, end of period	$648,820	$—	$—	$648,820

Revenue as a percentage of collections (2)	57.5%	0.0%	83.5%	58.0%

(1)	Does not include amounts collected on behalf of others.
(2)	Revenue as a percentage of collections excludes the effects of net portfolio allowance or net portfolio allowance reversals.

As of March 31, 2012, we had $741.6 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2012(1)	$194,312
2013	224,522
2014	136,118
2015	84,668
2016	54,504
2017	32,805
2018	14,079
2019	572

Total	$741,580

(1)	2012 amount consists of nine months data from April 1, 2012 to December 31, 2012.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended March 31,
	2012	2011
Collection sites	$109,870	$88,541
Legal collections	109,572	88,488
Collection agencies	11,586	13,990
Other	—	54

	$231,028	$191,073

Legal Outsourcing Costs as a Percentage of Gross Collections by Year of Collection

The following table summarizes our legal outsourcing court cost expense and commissions as a percentage of gross collections by year of collection:

	Collection Year
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	31.3%	32.4%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	32.2%	33.9%	38.1%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	32.5%	32.3%	38.6%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.7%	31.9%	39.9%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.5%	31.6%	42.8%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.4%	29.9%	43.0%
2009	—	—	—	—	—	—	69.7%	41.4%	31.1%	28.6%	43.4%
2010	—	—	—	—	—	—	—	72.5%	39.1%	29.5%	46.0%
2011	—	—	—	—	—	—	—	—	64.5%	41.7%	56.2%
2012	—	—	—	—	—	—	—	—	—	74.4%	74.4%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of March 31,
	2012		2011
	Domestic	International	Domestic	International
General & Administrative	473	367	394	265
Account Manager	213	1,165	230	958
Bankruptcy Specialist	94	83	102	100

	780	1,615	726	1,323

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended March 31,
	2012	2011
Gross collections—collection sites	$109,870	$88,541
Average active Account Managers	1,239	1,142
Collections per average active Account Manager	$88.7	$77.5

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended March 31,
	2012	2011
Gross collections—collection sites	$109,870	$88,541
Total hours paid	532	525
Collections per hour paid	$206.5	$168.6

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011
Gross collections—collection sites	$109,870	$88,541
Direct cost(1)	$6,476	$6,709
Cost per dollar collected	5.9%	7.6%

(1)	Represent Account Managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended March 31,
	2012	2011
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$6,476	$6,709
Non-collection site salaries and employee benefits	13,562	9,799

Subtotal	20,038	16,508
Bankruptcy services	3,071	2,532

	$23,109	$19,040

(1)	Represent Account Managers and their supervisors’ salaries, variable compensation, and employee benefits.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price	Forward Flow Allocation(1)
Q1 2009	505	$1,341,660	$55,913	$—
Q2 2009	719	1,944,158	82,033	—
Q3 2009	1,515	2,173,562	77,734	10,302
Q4 2009	519	1,017,998	40,952	—
Q1 2010	839	2,112,332	81,632	—
Q2 2010	1,002	2,245,713	83,336	—
Q3 2010	1,101	2,616,678	77,889	—
Q4 2010	1,206	3,882,646	119,100	—
Q1 2011	1,243	2,895,805	90,675	—
Q2 2011	1,477	2,998,564	93,701	—
Q3 2011	1,633	2,025,024	65,731	—
Q4 2011	2,776	3,782,595	136,743	—
Q1 2012	2,132	2,902,409	130,463	—

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

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$27,103	$25,074
Net cash used in investing activities	(27,054)	(10,194)
Net cash provided by (used in) financing activities	7,350	(3,410)

On April 10 and May 8, 2012, we entered into amendments to our revolving credit facility. The amendments added new lenders, appointed a new administrative agent, changed the borrowing base advance rate, increased the aggregate revolving loan commitment by $145.0 million, from $410.5 million to $555.5 million, and reset the accordion feature by an additional $100.0 million, resulting in a maximum of $655.5 million that can be borrowed under the facility.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our revolving credit facility. See Note 9 “Debt” to our unaudited condensed consolidated financial statements for a further discussion of our debt.

Operating Cash Flows

Net cash provided by operating activities was $27.1 million and $25.1 million during the three months ended March 31, 2012 and 2011, respectively.

Cash provided by operating activities during the three months ended March 31, 2012, was primarily related to net income of $11.4 million and a $10.3 million non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension, our bankruptcy servicing reporting unit. Cash provided by operating activities during the three months ended March 31, 2011, was primarily attributable to net income of $13.7 million and $5.5 million in a non-cash add back related to the net provision for allowance on our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $27.1 million and $10.2 million during the three months ended March 31, 2012 and 2011, respectively.

The cash flows used in investing activities during the three months ended March 31, 2012, were primarily related to receivable portfolio purchases of $130.5 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $104.2 million. The cash flows used in investing activities during the three months ended March 31, 2011, were primarily related to receivable portfolio purchases of $90.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $80.2 million.

Capital expenditures for fixed assets acquired with internal cash flow were $1.6 million and $0.6 million for three months ended March 31, 2012 and 2011, respectively.

Financing Cash Flows

Net cash provided by financing activities was $7.4 million during the three months ended March 31, 2012, and net cash used in financing activities was $3.4 million during the three months ended March 31, 2011.

The cash provided by financing activities during the three months ended March 31, 2012, reflects $43.5 million in borrowings under our revolving credit facility, offset by $34.5 million in repayments of amounts outstanding under our revolving credit facility. The cash used in financing activities during the three months ended March 31, 2011, reflects $46.0 million in repayments of amounts outstanding under our revolving credit facility, offset by $19.0 million in borrowings under our revolving credit facility and $25.0 million in borrowings under our senior secured notes.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $15.4 million as of March 31, 2012, our access to the capital markets and availability under our revolving credit facility, which expires in December 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. At March 31, 2012, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Interest Rate. At March 31, 2012, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and accordingly, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in disputes and legal actions from time to time in the ordinary course of business. We, along with others in our industry, are routinely subject to legal actions based on the FDCPA, comparable state statutes, the TCPA, state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, have made inaccurate assertions of fact in support of our collection actions and/or have acted improperly in connection with our efforts to contact consumers. These cases are frequently styled as supposed class actions. In addition, from time to time, we are subject to litigation and other actions by governmental bodies, including formal and informal investigations relating to our collection activities by the Federal Trade Commission, state attorneys general and other governmental bodies, with which we cooperate.

There has been no material development in any of the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 1A—Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We urge you to carefully consider the specific risk factors listed under Part I, Item 1A of our 2011 Annual Report on Form 10-K filed on February 9, 2012 (incorporated by reference herein), together with all other information included or incorporated in our reports filed with the SEC. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit facility contains restrictions and covenants, which limit, among other things, the payment of dividends.

In addition, in connection with, and upon closing of, the transaction described in Note 14 “Subsequent Event” above, the Company entered into an agreement with Mr. John P. Nelson to issue and sell to him common stock of the Company for an aggregate purchase price of $350,000. These shares have not been registered and are being issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 5—Other Information

On May 8, 2012, the Company acquired all of the outstanding equity of Propel Financial Services, LLC, and certain of its affiliates (“Propel”) for $186.8 million in cash pursuant to a Securities Purchase Agreement by and among Propel Acquisition LLC (a wholly-owned subsidiary of the Company) and the sellers name therein (the “Agreement”). Propel provides property tax solutions to customers in the state of Texas by paying real estate taxes on behalf of owners of real property in Texas in exchange for notes collateralized by tax liens on the property. The Company financed the acquisition through (i) a new $160.0 million syndicated loan facility (the “Propel Facility”) dated May 8, 2012 by and among Propel, Texas Capital Bank, National Association as Administrative Agent, and the certain banks named therein, (ii) the Company’s existing revolving credit facility and (iii) cash on hand. The Propel Facility will be used to fund a portion of the purchase price and to fund future growth at Propel. The Propel Facility has a three year term and includes the following key provisions:

•

Interest at Propel’s option, at either: (1) LIBOR, plus a spread that ranges from 300 to 375 basis points, depending on Propel’s leverage; or (2) Prime, plus a spread that ranges from 0 to 75 basis points, depending on Propel’s leverage;

•	A borrowing base of 90% of the face value of the tax lien collateralized notes;

•	Interest payable monthly;

•	Principal and interest due at maturity; and

•	A $40.0 million accordion feature.

The Propel Facility is collateralized by the tax lien collateralized notes and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.

On May 8, 2012, the Company also agreed to sell to Mr. John P. Nelson 14,849 shares of its common stock in a private placement at a 5 day average of the market closing prices ending on May 7, 2012. The shares sold will not be registered under the Securities Act of 1933 (the “Act”) and will be issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act and Rule 506 promulgated thereunder.

Item 6. Exhibits

2.1	Securities Purchase Agreement, dated as of May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (filed herewith).

4.1	Amendment No. 1, dated as of May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated as of February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (filed herewith).

10.1	Amendment No. 4, dated as of April 10, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2012).

10.2	Amendment No. 5, dated as of May 8, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and SunTrust Bank as collateral agent and administrative agent (filed herewith).

10.3	Credit Facility Loan Agreement, dated as of May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (filed herewith).

10.4	Guaranty Agreement dated as of May 8, 2012, with respect to the Credit Facility Loan Agreement, dated as of May 8, 2012 (filed herewith).

10.5	Form of Restricted Stock Award Grant Notice and Agreement (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 9, 2012

EXHIBIT INDEX

2.1	Securities Purchase Agreement, dated as of May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (filed herewith).

4.1	Amendment No. 1, dated as of May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated as of February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (filed herewith).

10.1	Amendment No. 4, dated as of April 10, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2012).

10.2	Amendment No. 5, dated as of May 8, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and SunTrust Bank as collateral agent and administrative agent (filed herewith).

10.3	Credit Facility Loan Agreement, dated as of May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (filed herewith).

10.4	Guaranty Agreement dated as of May 8, 2012, with respect to the Credit Facility Loan Agreement, dated as of May 8, 2012 (filed herewith).

10.5	Form of Restricted Stock Award Grant Notice and Agreement (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.