Form 10-Q
period 2012-06-30
ENCORE CAPITAL GROUP INC
filed 2012-08-02
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2012
Common Stock, $0.01 par value	24,807,861 shares

ENCORE CAPITAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$15,014	$8,047
Accounts receivable, net	1,745	3,265
Investment in receivable portfolios, net	869,859	716,454
Deferred court costs, net	40,170	38,506
Property tax payment agreements receivable, net	139,421	—
Interest receivable	4,115	—
Property and equipment, net	20,161	17,796
Other assets	21,592	11,968
Goodwill	55,318	15,985
Identifiable intangible assets, net	550	462

Total assets	$1,167,945	$812,483

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$41,149	$29,628
Deferred tax liabilities, net	15,799	15,709
Debt	702,316	388,950
Other liabilities	5,040	6,661

Total liabilities	764,304	440,948

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 24,797 shares and 24,520 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	248	245
Additional paid-in capital	128,615	123,406
Accumulated earnings	277,854	249,852
Accumulated other comprehensive loss	(3,076)	(1,968)

Total stockholders’ equity	403,641	371,535

Total liabilities and stockholders’ equity	$1,167,945	$812,483

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Revenue from receivable portfolios, net	$138,731	$111,093	$265,136	$216,419
Tax lien transfer
Interest income	2,982	—	2,982	—
Interest expense	(650)	—	(650)	—

Net interest income	2,332	—	2,332	—

Total revenues	141,063	111,093	267,468	216,419

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	22,651	17,129	42,689	33,796
Stock-based compensation expense	2,539	1,810	4,805	3,575
Cost of legal collections	41,024	40,686	79,659	77,195
Other operating expenses	12,427	8,250	24,025	17,040
Collection agency commissions	4,166	3,596	8,125	7,510
General and administrative expenses	18,582	9,089	32,240	18,767
Depreciation and amortization	1,420	958	2,660	1,862

Total operating expenses	102,809	81,518	194,203	159,745

Income from operations	38,254	29,575	73,265	56,674

Other (expense) income
Interest expense	(6,497)	(5,369)	(12,012)	(10,962)
Other income	77	35	349	160

Total other expense	(6,420)	(5,334)	(11,663)	(10,802)

Income from continuing operations before income taxes	31,834	24,241	61,602	45,872
Provision for income taxes	(12,846)	(9,475)	(24,506)	(17,824)

Income from continuing operations	18,988	14,766	37,096	28,048
(Loss) income from discontinued operations, net of tax	(2,392)	9	(9,094)	406

Net income	$16,596	$14,775	$28,002	$28,454

Weighted average shares outstanding:
Basic	24,919	24,433	24,850	24,384
Diluted	25,825	25,610	25,822	25,594
Basic earnings (loss) per share from:
Continuing operations	$0.76	$0.60	$1.49	$1.15
Discontinued operations	$(0.10)	$0.00	$(0.37)	$0.02
Net basic earnings per share	$0.67	$0.60	$1.13	$1.17
Diluted earnings (loss) per share from:
Continuing operations	$0.74	$0.58	$1.44	$1.09
Discontinued operations	$(0.10)	$0.00	$(0.37)	$0.02
Net diluted earnings per share	$0.64	$0.58	$1.08	$1.11
Other comprehensive loss:
Unrealized loss on derivative instruments	(2,944)	(888)	(1,822)	(52)
Income tax benefit related to unrealized gain on derivative instruments	1,154	351	714	23

Other comprehensive loss, net of tax	(1,790)	(537)	(1,108)	(29)

Comprehensive income	$14,806	$14,238	$26,894	$28,425

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total
	Shares	Par	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2011	24,520	$245	$123,406	$249,852	$(1,968)	$371,535
Net income	—	—	—	28,002	—	28,002
Other comprehensive loss:
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(1,108)	(1,108)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	277	3	(1,180)	—	—	(1,177)
Stock-based compensation	—	—	4,805	—	—	4,805
Tax benefit related to stock-based compensation	—	—	1,584	—	—	1,584

Balance at June 30, 2012	24,797	$248	$128,615	$277,854	$(3,076)	$403,641

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$28,002	$28,454
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,660	1,862
Impairment charge for goodwill and identifiable intangible assets	10,400	—
Amortization of loan costs and premium on property tax payment agreements receivable	1,210	901
Stock-based compensation expense	4,805	3,575
Income tax provision in excess of (less than) income tax payments	89	(162)
Excess tax benefit from stock-based payment arrangements	(1,689)	(4,727)
Loss on sale of discontinued operations	2,416	—
(Reversal) provision for allowances on receivable portfolios, net	(789)	6,504
Changes in operating assets and liabilities, net of effects of acquisition
Other assets	298	63
Deferred court costs	(1,664)	(3,910)
Prepaid income tax and income taxes payable	(6,455)	24
Accounts payable, accrued liabilities and other liabilities	5,322	(841)

Net cash provided by operating activities	44,605	31,743

Investing activities:
Cash paid for acquisition, net of cash acquired	(185,990)	—
Purchases of receivable portfolios	(361,446)	(184,376)
Collections applied to investment in receivable portfolios, net	207,205	163,144
Proceeds from put-backs of receivable portfolios	1,625	1,698
Originations of property tax payment agreements receivable	(14,072)	—
Collections applied to property tax payment agreements receivable, net	7,467	—
Purchases of property and equipment	(2,595)	(1,461)

Net cash used in investing activities	(347,806)	(20,995)

Financing activities:
Payment of loan costs	(1,619)	(814)
Proceeds from senior secured notes	—	25,000
Proceeds from revolving credit facilities	383,399	55,000
Repayment of revolving credit facilities	(70,500)	(87,000)
Proceeds from exercise of stock options	2,583	1,248
Taxes paid related to net share settlement of equity awards	(2,177)	(3,388)
Excess tax benefit from stock-based payment arrangements	1,689	4,727
Repayment of capital lease obligations	(3,207)	(1,766)

Net cash provided by (used in) financing activities	310,168	(6,993)

Net increase in cash and cash equivalents	6,967	3,755
Cash and cash equivalents, beginning of period	8,047	10,905

Cash and cash equivalents, end of period	$15,014	$14,660

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,075	$9,718
Cash paid for income taxes	23,108	17,814
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	2,779	1,726

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of assets. The Company purchases portfolios of defaulted consumer receivables and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies, and telecommunication companies, which the Company purchases at deep discounts. Defaulted receivables may also include receivables subject to bankruptcy proceedings, or consumer bankruptcy receivables. In addition, through its newly acquired subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by tax liens on the property.

Portfolio purchasing and recovery

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

The Company uses insights discovered during its purchasing process to build account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account will be actively serviced post-purchase. The Company continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system where the Company first differentiates those consumers who it believes are not able to pay from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, facing extenuating circumstances or hardships (such as medical issues), serving in the military, or currently receiving social security as their only source of income are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans that are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters, and therefore the Company must then make the difficult decision whether or not to pursue collections through legal means.

Tax lien transfer

Propel’s principal activity is originating and servicing property tax lien transfers in the state of Texas by paying real estate taxes on behalf of real property owners in exchange for payment agreements collateralized by tax liens on the property. Propel purchases the property owner’s delinquent tax obligation from the local tax authority at par value and works with the property owner to create an affordable payment plan. Tax lien transfers provide the local taxing authorities with much needed tax revenue and property owners with a longer period of time to satisfy their obligations at a lower interest rate and fee structure than what the local tax authority would charge. Based in San Antonio, Texas, Propel is the largest tax lien transfer company in Texas. Propel offers competitive rates, flexible payment terms and has the ability to fund the transaction with the property owner quickly, thus saving the property owner from incurring additional fees and interest levied by the local tax authority. Propel is subject to regulation by the Office of Consumer Credit Commissioner of the state of Texas.

Financial Statement Preparation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

On May 8, 2012, the Company completed its acquisition of Propel Financial Services, LLC, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). The condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 includes the results of operations of the Propel Entities only since the date of acquisition. For additional acquisition related information relating to the Propel Entities, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2012.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.

Note 2: Discontinued Operations

On May 16, 2012, the Company completed the sale of the assets of its bankruptcy servicing subsidiary Ascension Capital Group, Inc. (“Ascension”) to a subsidiary of American InfoSource, L.P. (“AIS”). The Company agreed to fund certain, agreed-upon operating losses in the first year of AIS’ ownership of the Ascension business, not to exceed $4.0 million. If the Ascension business becomes profitable under AIS’ ownership, the Company will be paid an earn-out equal to 30 to 40% of Ascension’s EBITDA for the first five years commencing May 16, 2012. The Company received no proceeds from the sale. Additionally, the Company recognized the entire $4.0 million loss contingency during the three months ended June 30, 2012.

The Company performed an interim goodwill impairment test for Ascension as of March 31, 2012 and concluded that the entire goodwill balance relating to Ascension of $9.9 million was impaired. Additionally, the Company wrote-off the remaining identifiable intangible assets of approximately $0.4 million relating to Ascension.

Ascension’s operations are presented as discontinued operations for the three and six months ended June 30, 2012 and 2011, in the Company’s consolidated statements of comprehensive income. The following table presents the revenue and components of discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,892	$4,725	$5,704	$9,693

(Loss) Income from discontinued operations before income taxes	$(924)	$20	$(11,942)	$669
Income tax benefit (expense)	362	(11)	4,678	(263)

(Loss) income from discontinued operations	(562)	9	(7,264)	406

Loss on sale of discontinued operations, before income taxes	(2,416)	—	(2,416)	—
Income tax benefit	586	—	586	—

Loss on sale of discontinued operations	(1,830)	—	(1,830)	—

Total (loss) income from discontinued operations	$(2,392)	$9	$(9,094)	$406

Note 3: Business Combination

On May 8, 2012, the Company acquired all of the outstanding equity interests of the Propel Entities (the “Propel Acquisition”) for $186.8 million in cash. The Propel Acquisition is being accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition.

The Company has completed an independent valuation study and determined the fair value of the assets acquired and the liabilities assumed from the Propel Entities. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. However, the purchase price allocation is still preliminary and is subject to adjustment based on a reconciliation of the actual balance sheet accounts as of the closing date to estimates used at the time of the consummation of the Propel Acquisition. This reconciliation is expected to be completed during the third quarter of 2012. As of the filing date of this Form 10-Q, the Company’s preliminary analysis indicated an additional payable to the seller amounted to approximately $0.7 million, which is reflected below.

The components of the preliminary purchase price allocation for the Propel Entities are as follows (in thousands):

Purchase price:
Cash paid	$186,814
Estimated purchase price adjustment	725

Total estimated purchase price	$187,539

Allocation of purchase price:
Cash	$824
Accounts receivable	1,049
Interest receivable	3,679
Property tax payment agreements receivable	132,978
Fixed assets	461
Other assets	860
Liabilities assumed	(2,153)
Identifiable intangible assets	570
Goodwill	49,271

Total net assets acquired	$187,539

The following summary presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2012 and 2011 as if the Propel Acquisition had occurred on January 1, 2012 and 2011, respectively. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had the Company and the Propel Entities been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Consolidated pro forma revenue	$143,109	$115,168	$273,975	$224,277
Consolidated pro forma income from continuing operations	21,557	15,205	40,708	29,126

Note 4: Earnings per Share

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$18,988	$14,766	$37,096	28,048
(Loss) income from discontinued operations, net of tax	(2,392)	9	(9,094)	406

Net income available for common stockholders	$16,596	$14,775	$28,002	$28,454

Weighted average common shares outstanding – basic	24,919	24,433	24,850	24,384
Dilutive effect of stock-based awards	906	1,177	972	1,210

Weighted average common shares outstanding – diluted	25,825	25,610	25,822	25,594

Basic earnings (loss) per share from:
Continuing operations	$0.76	$0.60	$1.49	$1.15
Discontinued operations	$(0.10)	$0.00	$(0.37)	$0.02
Net basic earnings per share	$0.67	$0.60	$1.13	$1.17
Diluted earnings (loss) per share from:
Continuing operations	$0.74	$0.58	$1.44	$1.09
Discontinued operations	$(0.10)	$0.00	$(0.37)	$0.02
Net diluted earnings per share	$0.64	$0.58	$1.08	$1.11

Employee stock options to purchase approximately 391,900 and 300,400 shares of common stock during the three and six months ended June 30, 2012, respectively, and employee stock options to purchase approximately 209,000 and 125,000 shares of common stock during the three and six months ended June 30, 2011, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

Note 5: Fair Value Measurements

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(1,085)	$—	$(1,085)
Foreign currency exchange contracts	—	(3,955)	—	(3,955)

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$168	$—	$168
Liabilities
Interest rate swap agreements	—	(1,014)	—	(1,014)
Foreign currency exchange contracts	—	(2,371)	—	(2,371)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies.

Financial instruments not required to be carried at fair value

The fair value of property tax payment agreements receivable is estimated by discounting the future cash flows using the current rates at which similar property tax payment agreements receivable would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of property tax payment agreements receivable approximates fair value. Additionally, the carrying amount of interest receivable approximates fair value. Borrowings under the Company’s revolving credit facilities are carried at historical cost, adjusted for additional borrowings less principal repayments, which approximates fair value. For investment in receivable portfolios, there is no active market or observable inputs for the fair value estimation. The Company does not consider it practical to attempt to estimate the fair value of such financial instruments due to the excessive costs that would be incurred in doing so.

Note 6: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of June 30, 2012, the Company had six interest rate swap agreements outstanding with a total notional amount of $150.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Foreign Currency Exchange Contracts

The Company has operations in India, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Indian rupees, such as employee salaries and rent expenditures. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges, to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 36 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed. The Company reviews all exposures and derivative positions on an ongoing basis.

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

As of June 30, 2012, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $27.2 million. All outstanding contracts qualified for hedge accounting treatment as of June 30, 2012. The Company estimates that approximately $1.9 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2012 and 2011.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(1,085)	Other liabilities	$(1,014)
Foreign currency exchange contracts	Other assets	—	Other assets	168
Foreign currency exchange contracts	Other liabilities	(3,955)	Other liabilities	(2,371)

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of comprehensive income during the periods presented (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$140	$(1,072)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(3,120)	242	Salaries and employee benefits	(442)	94	Other (expense) income	—	—
Foreign currency exchange contracts	(510)	57	General and administrative expenses	(78)	20	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(71)	$(566)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(2,200)	597	Salaries and employee benefits	(557)	167	Other (expense) income	—	—
Foreign currency exchange contracts	(204)	122	General and administrative expenses	(95)	38	Other (expense) income	—	—

Note 7: Stock-Based Compensation

On March 9, 2009, Encore’s Board of Directors (the “Board”) approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or be subject to awards under the plan, established a new 10-year term for the plan and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards. In addition, shares subject to options granted under the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefit provided under the 2005 Plan is compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total stock-based compensation expense during the three months ended June 30, 2012 and 2011 was $2.5 million and $1.8 million, respectively. Total stock-based compensation expense during the six months ended June 30, 2012 and 2011 was $4.8 million and $3.6 million, respectively.

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

	Six Months Ended June 30,
	2012	2011
Weighted average fair value of options granted	$11.77	$13.26
Risk free interest rate	0.89%	2.0%
Dividend yield	0.0%	0.0%
Volatility factor of the expected market price of the Company’s common stock	63%	61%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized compensation cost related to stock options as of June 30, 2012, was $3.0 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options, was approximately 2.1 years.

A summary of the Company’s stock option activity as of June 30, 2012, and changes during the six months ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,182,940	$0.51 – $24.65	$13.00
Granted	193,500	—	22.17
Cancelled/forfeited	—	—	—
Exercised	(122,200)	0.51 – 20.09	6.41

Outstanding at June 30, 2012	2,254,240	$0.51 – $24.65	$14.14	$34,887

Exercisable at June 30, 2012	1,366,412	$0.51 – $24.65	$12.39	$23,550

The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $2.4 million and $9.9 million, respectively. As of June 30, 2012, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.7 years and 4.3 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, Board members, employees, officers and executives of, and consultants and advisors to, the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of June 30, 2012, 16,437 of the non-vested shares are expected to vest over approximately one to two years based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of June 30, 2012. The remaining 609,523 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units and restricted stock awards as of June 30, 2012, and changes during the six months ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	589,117	$19.22
Awarded	318,291	$22.63
Vested	(243,784)	$17.04
Cancelled/forfeited	(37,664)	$22.15

Non-vested at June 30, 2012	625,960	$21.63

Unrecognized compensation expense related to non-vested shares as of June 30, 2012, was $8.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.1 years. The fair value of restricted stock units and restricted stock awards vested during the six months ended June 30, 2012 and 2011 remained consistent at approximately $5.6 million.

Note 8: Investment in Receivable Portfolios, Net

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

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool. The Company often experiences collections beyond the 84 to 96 month collection forecast. As of June 30, 2012, the total estimated remaining collections beyond the 84 to 96 month collection forecast was $113.6 million.

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios, and for provision for loss or allowance. Revenue from receivable portfolios is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2011	$821,527	$32,676	$854,203
Revenue recognized, net	(119,340)	(7,065)	(126,405)
Net additions to existing portfolios(1)	131,039	3,608	134,647
Additions for current purchases(1)	119,533	—	119,533

Balance at March 31, 2012	$952,759	$29,219	$981,978

Revenue recognized, net	(131,624)	(7,107)	(138,731)
Net additions to existing portfolios(1)	77,473	13,738	91,211
Additions for current purchases(1)	178,332	—	178,332

Balance at June 30, 2012	$1,076,940	$35,850	$1,112,790

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast.

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2010	$739,785	$4,274	$744,059
Revenue recognized, net	(101,709)	(3,617)	(105,326)
Net additions to existing portfolios	18,715	2,948	21,663
Additions for current purchases	93,098	—	93,098

Balance at March 31, 2011	$749,889	$3,605	$753,494

Revenue recognized, net	(106,961)	(4,132)	(111,093)
Net additions to existing portfolios	15,575	3,900	19,475
Additions for current purchases	95,532	—	95,532

Balance at June 30, 2011	$754,035	$3,373	$757,408

During the three months ended June 30, 2012, the Company purchased receivable portfolios with a face value of $6.0 billion for $231.0 million, or a purchase cost of 3.8% of face value. The estimated future collections at acquisition for these portfolios amounted to $407.4 million. During the six months ended June 30, 2012, the Company purchased receivable portfolios with a face value of $8.9 billion for $361.4 million, or a purchase cost of 4.0% of face value. The estimated future collections at acquisition for these portfolios amounted to $643.6 million.

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

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2012 and 2011, Zero Basis Revenue was approximately $6.1 million and $2.9 million, respectively. During the six months ended June 30, 2012 and 2011, approximately $12.2 million and $5.9 million were recognized as Zero Basis Revenue, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$741,580	$—	$741,580
Purchases of receivable portfolios	230,983	—	230,983
Gross collections(1)	(233,437)	(7,107)	(240,544)
Put-backs and recalls(2)	(891)	—	(891)
Revenue recognized	131,443	6,126	137,569
Portfolio allowance reversals, net	181	981	1,162

Balance, end of period	$869,859	$—	$869,859

Revenue as a percentage of collections (3)	56.3%	86.2%	57.2%

	Three Months Ended June 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$648,820	$—	$648,820
Purchases of receivable portfolios	93,701	—	93,701
Gross collections(1)	(190,901)	(4,132)	(195,033)
Put-backs and recalls(2)	(798)	—	(798)
Revenue recognized	109,185	2,914	112,099
(Portfolio allowances) portfolio allowance reversals, net	(2,224)	1,218	(1,006)

Balance, end of period	$657,783	$—	$657,783

Revenue as a percentage of collections (3)	57.2%	70.5%	57.5%

	Six Months Ended June 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$716,454
Purchases of receivable portfolios	361,446	—	361,446
Gross collections(1)	(457,380)	(14,172)	(471,552)
Put-backs and recalls(2)	(1,625)	—	(1,625)
Revenue recognized	252,189	12,158	264,347
(Portfolio allowances) portfolio allowance reversals, net	(1,225)	2,014	789

Balance, end of period	$869,859	$—	$869,859

Revenue as a percentage of collections (3)	55.1%	85.8%	56.1%

	Six Months Ended June 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$644,753
Purchases of receivable portfolios	184,376	—	184,376
Gross collections(1)	(378,318)	(7,749)	(386,067)
Put-backs and recalls(2)	(1,698)	—	(1,698)
Revenue recognized	216,989	5,934	222,923
(Portfolio allowances) portfolio allowance reversals, net	(8,319)	1,815	(6,504)

Balance, end of period	$657,783	$—	$657,783

Revenue as a percentage of collections (3)	57.4%	76.6%	57.7%

(1)	Does not include amounts collected on behalf of others.

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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$109,867	$104,169	$109,494	$98,671
Provision for portfolio allowances	2,116	2,553	3,875	8,648
Reversal of prior allowances	(3,278)	(1,547)	(4,664)	(2,144)

Balance at end of period	$108,705	$105,175	$108,705	$105,175

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Legal collections	$114,876	$98,084	$224,448	$186,572
Collection sites	111,641	84,576	221,511	173,117
Collection agencies	14,043	12,421	25,629	26,411
Other	—	—	—	54

	$240,560	$195,081	$471,588	$386,154

Note 9: Property Tax Payment Agreements Receivable, Net

The Company’s portfolio of property tax payment agreements receivable primarily consists of payment agreements collateralized by tax liens on residential and commercial properties in the state of Texas. The tax liens are in a priority position to most other liens on the properties, including those that existed at the time the tax lien was transferred from the respective taxing authority to the Company. Repayment of residential and commercial property tax payment agreements receivable is generally dependent on the property owner. However, repayment may ultimately come through payments from other lien holders or foreclosure on the properties. Risk of loss is mitigated by the Company’s internal underwriting policies, including its policy relating to the amount of taxes it will pay relative to the value of the property. The Company will generally not originate a tax lien transfer if this percentage is in excess of 25% and, in most cases, this percentage is below 15%.

The Company evaluates the entire portfolio of property tax payment agreements receivable for impairment. The primary credit quality indicator the Company uses to evaluate its portfolio is lien to value ratio. The Company has not experienced any losses on the property tax payment agreements receivable in its portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the payment agreements are in a priority position over most other liens on the properties, that it will not experience any material losses on the ultimate collection of its property tax payment agreements receivable. Therefore, no allowance has been provided for as of June 30, 2012.

The following table presents the Company’s aging analysis of property tax payment agreements receivable as of June 30, 2012. These amounts do not include the related deferred origination fees or premiums on purchased property tax payment agreements receivable (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total
Property tax payment agreements receivable	$110,080	$4,098	$6,711	$21,687	$142,576

Note 10: Deferred Court Costs, Net

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	June 30, 2012	December 31, 2011
Court costs advanced	$238,887	$228,977
Court costs recovered	(65,937)	(60,017)
Court costs reserve	(132,780)	(130,454)

	$40,170	$38,506

Note 11: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Prepaid income tax	$6,507	$53
Debt issuance costs, net of amortization	4,920	4,293
Prepaid expenses	5,624	5,232
Security deposit—India building lease	1,550	1,482
Deferred compensation assets	721	722
Real estate owned	311	—
Other	1,959	186

	$21,592	$11,968

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 12: Debt

The Company is obligated under borrowings as follows (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility	$490,000	$305,000
Propel facility	127,899	—
Senior secured notes	75,000	75,000
Capital lease obligations and other	9,417	8,950

	$702,316	$388,950

Revolving Credit Facility

On April 10 and May 8, 2012, Encore entered into amendments to its revolving credit facility. The amendments added new lenders, appointed a new administrative agent, changed the borrowing base advance rate and the method for its calculation, increased the aggregate revolving loan commitment by $145.0 million, from $410.5 million to $555.5 million, and reset the accordion feature by an additional $100.0 million, resulting in a maximum of $655.5 million that can be borrowed under the facility. Additionally, the May 8, 2012 amendment approved the Propel Acquisition discussed in Note 3 “Business Combination.”

Loan fees and other loan costs associated with the above amendments amounted to approximately $0.9 million. These costs were included in other assets in the Company’s consolidated statements of financial condition and will be amortized over the remaining term of the facility.

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

•

A borrowing base equal to (1) the lesser of (i) 30%—35% (depending, as defined in the amendment, on the Company’s trailing 12-month cost per dollar collected) of eligible estimated remaining collections, initially set at 33%, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the aggregate principal amount outstanding of the Prudential senior secured notes;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Repurchases of up to $50.0 million of Encore’s common stock, subject to compliance with certain covenants and available borrowing capacity;

•

A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK LLP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the revolving credit facility and declare all amounts outstanding to be immediately due and payable;

•	An annual capital expenditure limit of $12.5 million;

•	An annual rental expense limit of $12.5 million;

•	An outstanding capital lease limit of $12.5 million;

•	An acquisition limit of $100.0 million; and

•	Collateralization by all assets of the Company, other than the assets of the Propel Entities.

At June 30, 2012, the outstanding balance on the revolving credit facility was $490.0 million, which bore a weighted average interest rate of 4.07% and 4.11% for the three and six months ended June 30, 2012, respectively. As discussed above, on April 10 and May 8, 2012, Encore entered into amendments to its revolving credit facility, thereby increasing the aggregate revolving loan commitment by $145.0 million.

Subject to compliance with the revolving credit facility, Encore is authorized by its Board to repurchase up to $50.0 million of its common stock.

Propel Facility

In connection with the Company’s Propel Acquisition, as discussed in Note 3, “Business Combination,” the Company entered into a new $160.0 million syndicated loan facility (the “Propel Facility”). The Company financed the Propel Acquisition using the Propel Facility, Encore’s existing revolving credit facility, and cash on hand. In addition to funding a portion of the acquisition the Propel Facility will be used to fund future growth at Propel.

Loan fees and other loan costs associated with the Propel Facility amounted to approximately $0.7 million. These costs were included in other assets in the Company’s consolidated statements of financial condition and are amortized over the term of the Propel Facility.

The Propel Facility has a three-year term and includes the following key provisions:

•

Interest at Propel’s option, at either: (1) LIBOR, plus a spread that ranges from 300 to 375 basis points, depending on Propel’s cash flow leverage ratio; or (2) Prime Rate, which is defined in the agreement as the rate of interest per annum equal to the sum of (a) the interest rate quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate” plus (b) the Prime Rate Margin, which is a spread that ranges from 0 to 75 basis points, depending on Propel’s cash flow leverage ratio;

•	A borrowing base of 90% of the face value of the tax lien collateralized notes;

•	Interest payable monthly; principal and interest due at maturity;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel Facility and declare all amounts outstanding to be immediately due and payable; and

•	A $40.0 million accordion feature.

The Propel Facility is collateralized by the tax lien collateralized payment agreements and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.

At June 30, 2012, the outstanding balance on the Propel Facility was $127.9 million, which bore a weighted average interest rate of 3.54% for the three months ended June 30, 2012.

Senior Secured Notes

As of June 30, 2012, Encore had $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group. Twenty five million dollars of the senior secured notes bear an annual interest rate of 7.375% and mature in 2018. These notes require quarterly interest only payments through May 2013. Beginning in May 2013, the notes require a quarterly payment of interest plus $1.25 million of principal. The remaining $50.0 million of the senior secured notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. These notes require quarterly interest only payments through December 2012. Beginning in December 2012, the notes require a quarterly payment of interest plus $2.5 million of principal.

The senior secured notes are guaranteed in full by certain of Encore’s subsidiaries and are collateralized by all assets of the Company. The senior secured notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the senior secured notes may be accelerated at the election of the holder or holders of a majority in principal amount of the senior secured notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the senior secured notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life. The covenants are substantially similar to those in the revolving credit facility. Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an intercreditor agreement related to collateral, actionable default, powers and duties and remedies, among other topics. Certain terms of the senior secured notes were amended on May 8, 2012, to provide for the change in administrative and collateral agent, the Propel Acquisition, and the addition of the Propel Facility.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of June 30, 2012, the Company’s combined obligations for these computer equipment leases were approximately $8.7 million. These lease obligations require monthly or quarterly payments through July 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Note 13: Income Taxes

The Company recorded an income tax provision of $12.8 million, reflecting an effective rate of 40.4% of pretax income from continuing operations during the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.5%, and a provision due to the true-up of certain state and federal tax accounts of 1.2%.

The Company recorded an income tax provision of $9.5 million, reflecting an effective rate of 39.1% of pretax income from continuing operations during the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2011 primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a blended provision for state taxes of 7.0%, and a net benefit for permanent book versus tax differences of 0.4%.

The Company recorded an income tax provision of $24.5 million, reflecting an effective rate of 39.8% of pretax income from continuing operations during the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2012, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5%, and a provision due to the true-up of certain state and federal tax accounts of 0.6%.

The Company recorded an income tax provision of $17.8 million, reflecting an effective rate of 38.9% of pretax income from continuing operations during the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2011, primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a provision for state taxes of 7.0%, and a benefit for permanent book versus tax differences of 0.6%.

The Company’s subsidiary in India was operating under a tax holiday through March 31, 2011, at which time the tax holiday expired. If there had been no tax holiday for the quarter ended March 31, 2011, the Company would have expensed an additional $0.6 million in income taxes. The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday for the next eight years and a 50% tax holiday for the following four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2012 was immaterial.

As of June 30, 2012, the Company had a gross unrecognized tax benefit of $1.9 million that, if recognized, would result in a net tax benefit of approximately $1.2 million and would have a positive effect on the Company’s effective tax rate. During the three and six months ended June 30, 2012, there were no material changes to the unrecognized tax benefit.

During the three and six months ended June 30, 2012, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed earnings of the subsidiaries during the three and six months ended June 30, 2012, were approximately $1.3 million and $3.7 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 14: Purchase Concentrations

The following table summarizes purchases by seller sorted by total aggregate cost (in thousands, except percentages):

	Six Months Ended June 30, 2012
	Cost	%
Seller 1	$130,592	36.1%
Seller 2	81,843	22.6%
Seller 3	41,941	11.6%
Seller 4	27,792	7.7%
Seller 5	24,438	6.8%
Other sellers	54,840	15.2%

	$361,446	100.0%
Adjustments(1)	(254)

Purchases, net	$361,192

(1)	Adjusted for Put-backs and Recalls.

Note 15: Commitments and Contingencies

Litigation

The Company is involved in disputes and legal actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”), comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions, and/or has acted improperly in connection with its efforts to contact consumers. These cases are frequently styled as supposed class actions. In addition, from time to time, the Company is subject to litigation and other actions by governmental bodies, including formal and informal investigations relating to its collection activities by the Federal Trade Commission, state attorneys general, and other governmental bodies, with which the Company cooperates.

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

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June, 2012, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.3 billion for a purchase price of approximately $58.6 million. The Company has no purchase commitments extending past one year.

Note 16: Segment Information

The Company conducts business through two operating segments: portfolio purchasing and recovery and tax lien transfer. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. The operating results from the Company’s tax lien transfer segment are immaterial to the Company’s total consolidated operating results. However, total assets from this segment are significant as compared to the Company’s total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, the Company’s tax lien transfer segment is determined to be a reportable segment.

Segment operating income includes income from operations before depreciation, amortization of intangible assets, and stock-based compensation expense. The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segment’s internal financial information as used for corporate management purposes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Portfolio purchasing and recovery	$138,731	$111,093	$265,136	$216,419
Tax lien transfer	2,332	—	2,332	—

	$141,063	$111,093	$267,468	$216,419

Operating income:
Portfolio purchasing and recovery	$41,394	$32,343	$79,911	$62,111
Tax lien transfer	819	—	819	—

	42,213	32,343	80,730	62,111
Depreciation and amortization	1,420	958	2,660	1,862
Stock-based compensation	2,539	1,810	4,805	3,575
Other expense	6,420	5,334	11,663	10,802

Income from continuing operations before income taxes	$31,834	$24,241	$61,602	$45,872

Additionally, assets are allocated to operating segments for management review. As of June 30, 2012, total segment assets were $970.4 million and $202.5 million for the portfolio purchasing and recovery segment and tax lien transfer segment, respectively.

Note 17: Goodwill and Identifiable Intangible Assets

In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value.

As discussed in Note 2, “Discontinued Operations,” on May 16, 2012, the Company completed the sale of Ascension to AIS.

In connection with the preparation of its financial statements and based, in part, on the anticipated disposition, the Company performed an interim goodwill impairment test for Ascension as of March 31, 2012 and concluded that Ascension’s entire goodwill balance of $9.9 million was impaired. Additionally, the Company wrote-off Ascension’s remaining identifiable intangible assets of approximately $0.4 million as of March 31, 2012.

As of June 30, 2012, the Company has two reporting units that carry goodwill: portfolio purchasing and recovery and tax lien transfer. Annual testing is performed as of October 1st for the portfolio purchasing and recovery reporting unit and as of April 1st for the tax lien transfer reporting unit.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$—	$—	$—	$6,000	$(5,538)	$462
Trade name and other	570	(20)	550	—	—	—

Total intangible assets subject to amortization	$570	$(20)	$550	$6,000	$(5,538)	$462

Intangible assets not subject to amortization:
Goodwill – portfolio purchasing and recovery			$6,047			$6,047
Goodwill – tax lien transfer			49,271			—
Goodwill – bankruptcy servicing			—			9,938

Total goodwill			$55,318			$15,985

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Our Business and Operating Segments

We are a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of assets. We purchase portfolios of defaulted consumer receivables and manage them by partnering with individuals as they repay their obligations and work toward financial recovery. In addition, through our newly acquired subsidiary Propel Financial Services, LLC (“Propel”), we assist Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by tax liens on the property.

We conduct business through two operating segments: portfolio purchasing and recovery and tax lien transfer. The operating results from our tax lien transfer segment are immaterial to our total consolidated operating results. However, the total segment assets are significant as compared to our total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, our tax lien transfer segment is determined to be a reportable segment.

Portfolio purchasing and recovery

Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs a suite of proprietary statistical and behavioral models. These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and precisely align the accounts we purchase with our operational channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit providers in the United States, and possess one of the industry’s best collection staff retention rates.

While seasonality does not have a material impact on our portfolio purchasing and recovery segment, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters, and slowest in the fourth calendar quarter. Relatively higher collections in the first quarter could result in a lower cost-to-collect ratio compared to the other quarters, as our fixed costs would be constant and applied against a larger collection base. The seasonal impact on our business may be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.

Collection seasonality with respect to our portfolio purchasing and recovery segment can also impact our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (e.g., the fourth calendar quarter), revenue as a percentage of collections can be higher than in quarters with higher collections (e.g., the first calendar quarter).

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher, as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with stronger collections and higher costs (e.g., the first calendar quarter), all else being equal, earnings could be lower than in quarters with slower collections and lower costs (e.g., the fourth calendar quarter). Additionally, in quarters where a greater percentage of collections come from our legal and agency outsourcing channels, cost to collect will be higher than if there were more collections from our internal collection sites.

Tax lien transfer

Our tax lien transfer segment focuses on the property tax financing industry. We provide property tax solutions to customers in the state of Texas by paying delinquent real estate taxes on behalf of real property owners in exchange for payment agreements collateralized by tax liens on the property. We purchase the property owner’s delinquent tax obligation from the local tax authority at par value and work with the property owner to create an affordable payment plan. Revenue from our tax lien transfer segment for the period May 8, 2012 (date of acquisition) through June 30, 2012, comprised 2% and 1% of total consolidated revenues for the three and six months ended June 30, 2012, respectively. Operating income from our tax lien transfer segment for the period May 8, 2012 (date of acquisition) through June 30, 2012, comprised 2% and 1% of our total consolidated operating income for the three and six months ended June 30, 2012, respectively.

Discontinued Operations

On May 16, 2012, we completed the sale of the assets of our bankruptcy servicing subsidiary Ascension Capital Group, Inc. (“Ascension”). Accordingly, Ascension’s results of operations were reflected as discontinued operations for the three and six months ended June 30, 2012 and 2011.

Portfolio Purchasing and Recovery Overview

While there has been improvement in macroeconomic indicators during the last three months, a broad economic recovery has yet to fully materialize for the U.S. consumer. Slow job growth, uncertainty over state and federal taxes, and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels.

Despite this macroeconomic uncertainty through the second quarter of 2012, most of our internal collection metrics were consistent with, or better than, what we observed during the same periods in 2010 and 2011. To illustrate, payer rates, adjusted for changes in the mix of settlements-in-full versus payment plans, remained consistent. As compared to prior years, more of our consumers continue to opt to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value, which, in turn, can result in a provision for portfolio allowance. Despite this, as a result of our cautious approach to setting initial pool group’s internal rates of return, we have experienced no provisions for portfolio allowances for the 2009 – 2012 pool groups. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

The rate at which consumers are honoring their obligations and completing their payment plans has continued to increase over the last six months. We believe this is the result of two factors: our commitment to partner effectively with consumers during their recovery process and the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case, and in those instances where we are unable to do so, we may experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis – Revenue” below for a more detailed explanation of the provision for portfolio allowances.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivables portfolios we purchased for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Credit card	$202,294	$88,257	$310,229	$176,248
Telecom	28,689	5,248	51,217	6,484
Consumer bankruptcy receivables(1)	—	196	—	1,644

	$230,983	$93,701	$361,446	$184,376

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the three months ended June 30, 2012, we invested $231.0 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $6.0 billion, for an average purchase price of 3.8% of the face value of the purchased receivables. This is a $137.3 million increase, or 146.5%, in the amount invested, compared to the $93.7 million invested during the three months ended June 30, 2011, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $3.0 billion for an average purchase price of 3.1% of the face value of the purchased receivables. Included in our portfolio purchases for the three months ended June 30, 2012, is a single, one-time purchase of more than $100.0 million.

During the six months ended June 30, 2012, we invested $361.4 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $8.9 billion, for an average purchase price of 4.0% of the face value of the purchased receivables. This is a $177.1 million increase, or 96.0%, in the amount invested, compared to the $184.4 million invested during the six months ended June 30, 2011, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $5.9 billion for an average purchase price of 3.1% of the face value of the purchased receivables. Included in our portfolio purchases for the six months ended June 30, 2012, is a single, one-time purchase of more than $100.0 million.

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

Collections by Channel

We utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Legal collections	$114,876	$98,084	$224,448	$186,572
Collection sites	111,641	84,576	221,511	173,117
Collection agencies	14,043	12,421	25,629	26,411
Other	—	—	—	54

	$240,560	$195,081	$471,588	$386,154

Gross collections increased $45.5 million, or 23.3%, to $240.6 million during the three months ended June 30, 2012, from $195.1 million during the three months ended June 30, 2011. Gross collections increased $85.4 million, or 22.1%, to $471.6 million during the six months ended June 30, 2012, from $386.2 million during the six months ended June 30, 2011.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,
	2012		2011
Revenues
Revenue from receivable portfolios, net	$138,731	98.3%	$111,093	100.0%
Net interest income —tax lien transfer	2,332	1.7%	—	0.0%

Total revenues	141,063	100.0%	111,093	100.0%

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	22,651	16.1%	17,129	15.4%

	Three Months Ended June 30,
	2012		2011
Stock-based compensation expense	2,539	1.8%	1,810	1.6%
Cost of legal collections	41,024	29.1%	40,686	36.6%
Other operating expenses	12,427	8.8%	8,250	7.4%
Collection agency commissions	4,166	2.9%	3,596	3.3%
General and administrative expenses	18,582	13.2%	9,089	8.2%
Depreciation and amortization	1,420	1.0%	958	0.9%

Total operating expenses	102,809	72.9%	81,518	73.4%

Income from operations	38,254	27.1%	29,575	26.6%

Other (expense) income
Interest expense	(6,497)	(4.6)%	(5,369)	(4.8)%
Other income	77	0.1%	35	0.0%

Total other expense	(6,420)	(4.5)%	(5,334)	(4.8)%

Income from continuing operations before income taxes	31,834	22.6%	24,241	21.8%
Provision for income taxes	(12,846)	(9.1)%	(9,475)	(8.5)%

Income from continuing operations	18,988	13.5%	14,766	13.3%
(Loss) income from discontinued operations, net of tax	(2,392)	(1.7)%	9	0.0%

Net income	$16,596	11.8%	$14,775	13.3%

	Six Months Ended June 30,
	2012		2011
Revenues
Revenue from receivable portfolios, net	$265,136	99.1%	$216,419	100.0%
Net interest income – tax lien transfer	2,332	0.9%	—	0.0%

Total revenues	267,468	100.0%	216,419	100.0%

Operating expenses
Salaries and employee benefits (excluding stock-based compensation expense)	42,689	16.0%	33,796	15.6%
Stock-based compensation expense	4,805	1.8%	3,575	1.6%
Cost of legal collections	79,659	29.8%	77,195	35.7%
Other operating expenses	24,025	9.0%	17,040	7.9%
Collection agency commissions	8,125	3.0%	7,510	3.5%
General and administrative expenses	32,240	12.0%	18,767	8.7%
Depreciation and amortization	2,660	1.0%	1,862	0.8%

Total operating expenses	194,203	72.6%	159,745	73.8%

Income from operations	73,265	27.4%	56,674	26.2%

Other (expense) income
Interest expense	(12,012)	(4.5)%	(10,962)	(5.1)%
Other income	349	0.1%	160	0.1%

Total other expense	(11,663)	(4.4)%	(10,802)	(5.0)%

Income from continuing operations before income taxes	61,602	23.0%	45,872	21.2%
Provision for income taxes	(24,506)	(9.1)%	(17,824)	(8.2)%

Income from continuing operations	37,096	13.9%	28,048	13.0%
(Loss) income from discontinued operations, net of tax	(9,094)	(3.4)%	406	0.2%

Net income	$28,002	10.5%	$28,454	13.2%

Comparison of Results of Operations

Revenues

Our revenues consist primarily of portfolio revenue and interest income net of related interest expense from property tax payment agreements receivable.

Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the internal rate of return derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Interest income, net of related interest expense represents net interest income on property tax payment agreements receivable.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended June 30, 2012					As of June 30, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,107	$6,126	86.2%	$981	4.5%	$—	—
2005	3,205	1,037	32.4%	1,053	0.8%	5,000	5.7%
2006	3,406	2,141	62.9%	(876)	1.6%	12,869	5.1%
2007	4,575	2,361	51.6%	333	1.7%	14,079	5.1%
2008	15,567	8,432	54.2%	(329)	6.1%	42,512	6.0%
2009	29,819	17,348	58.2%	—	12.6%	64,115	8.0%
2010	58,769	34,995	59.5%	—	25.4%	140,057	7.5%
2011	80,391	42,524	52.9%	—	30.9%	252,702	5.1%
2012	37,705	22,605	60.0%	—	16.4%	338,525	3.0%

Total	$240,544	$137,569	57.2%	$1,162	100.0%	$869,859	5.4%

	Three Months Ended June 30, 2011					As of June 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$4,132	$2,914	70.5%	$1,218	2.6%	$—	—
2004	359	16	4.5%	102	0.0%	—	0.0%
2005	5,080	2,201	43.3%	(54)	2.0%	11,050	5.6%
2006	5,048	3,674	72.8%	(1,205)	3.3%	22,661	5.1%
2007	12,170	7,333	60.3%	(381)	6.5%	26,710	6.9%
2008	23,760	13,132	55.3%	(686)	11.7%	75,471	5.3%
2009	44,107	27,426	62.2%	—	24.5%	110,723	7.5%
2010	78,271	42,872	54.8%	—	38.2%	240,543	5.4%
2011	22,106	12,531	56.7%	—	11.2%	170,625	3.7%

Total	$195,033	$112,099	57.5%	$(1,006)	100.0%	$657,783	5.3%

	Six Months Ended June 30, 2012					As of June 30, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$14,172	$12,158	85.8%	$2,015	4.6%	$—	—
2005	6,636	2,356	35.5%	975	0.9%	5,000	5.7%
2006	7,175	4,646	64.8%	(1,996)	1.8%	12,869	5.1%
2007	9,625	5,098	53.0%	124	1.9%	14,079	5.1%
2008	32,880	17,477	53.2%	(329)	6.6%	42,512	6.0%
2009	62,397	38,086	61.0%		14.4%	64,115	8.0%
2010	122,765	72,093	58.7%	—	27.3%	140,057	7.5%
2011	165,611	84,448	51.0%	—	31.9%	252,702	5.1%
2012	50,291	27,985	55.6%	—	10.6%	338,525	3.0%

Total	$471,552	$264,347	56.1%	$789	100.0%	$869,859	5.4%

	Six Months Ended June 30, 2011					As of June 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,749	$5,934	76.6%	$1,815	2.7%	$—	—
2004	1,462	196	13.4%	102	0.0%	—	0.0%
2005	10,551	4,942	46.8%	(657)	2.2%	11,050	5.6%
2006	10,361	7,819	75.5%	(3,686)	3.5%	22,661	5.1%
2007	25,628	16,051	62.6%	(1,844)	7.2%	26,710	6.9%
2008	50,185	28,113	56.0%	(2,234)	12.6%	75,471	5.3%
2009	93,773	56,736	60.5%	—	25.5%	110,723	7.5%
2010	155,990	85,991	55.1%	—	38.6%	240,543	5.4%
2011	30,368	17,141	56.4%	—	7.7%	170,625	3.7%

Total	$386,067	$222,923	57.7%	$(6,504)	100.0%	$657,783	5.3%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $141.1 million during the three months ended June 30, 2012, an increase of $30.0 million, or 27.0%, compared to total revenues of $111.1 million during the three months ended June 30, 2011. Total revenues were $267.5 million during the six months ended June 30, 2012, an increase of $51.1 million, or 23.6%, compared to total revenues of $216.4 million during the three months ended June 30, 2011.

Revenue from our portfolio purchasing and recovery segment was $138.7 million during the three months ended June 30, 2012, an increase of $27.6 million, or 24.9%, compared to revenue of $111.1 million during the three months ended June 30, 2011. Portfolio revenue was $265.1 million during the six months ended June 30, 2012, an increase of $48.7 million, or 22.5%, compared to portfolio revenue of $216.4 million during the six months ended June 30, 2011. The increase in portfolio revenue during the three and six months ended June 30, 2012 was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and six months ended June 30, 2012 compared to the same periods of the prior year. During the three months ended June 30, 2012, we recorded a net portfolio allowance reversal of $1.2 million, compared to a net portfolio allowance provision of $1.0 million during the three months ended June 30, 2011. During the six months ended June 30, 2012, we recorded a net portfolio allowance reversal of $0.8 million, compared to a net portfolio allowance provision of $6.5 million during the six months ended June 30, 2011.

Net interest income from our tax lien transfer segment was $2.3 million for the period from acquisition (May 8, 2012) through June 30, 2012.

Operating Expenses

Total operating expenses were $102.8 million during the three months ended June 30, 2012, an increase of $21.3 million, or 26.1%, compared to total operating expenses of $81.5 million during the three months ended June 30, 2011.

Total operating expenses were $194.2 million during the six months ended June 30, 2012, an increase of $34.5 million, or 21.6%, compared to total operating expenses of $159.7 million during the six months ended June 30, 2011.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Salaries and employee benefits, excluding stock-based compensation expense, increased $5.5 million, or 32.2%, to $22.7 million during the three months ended June 30, 2012, from $17.1 million during the three months ended June 30, 2011. The increase was primarily the result of increases in headcount and related compensation expense to support the growth in our portfolio purchasing and recovery business and the acquisition of Propel Financial Services, LLC, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). Salaries and employee benefits related to our internal legal channel were approximately $1.6 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively.

Salaries and employee benefits, excluding stock-based compensation expense, increased $8.9 million, or 26.3%, to $42.7 million during the six months ended June 30, 2012, from $33.8 million during the six months ended June 30, 2011. The increase was primarily the result of increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel were approximately $2.9 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

Salaries and employee benefits, excluding stock-based compensation expense broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Salaries and employee benefits, excluding stock-based compensation:
Portfolio purchasing and recovery	$21,963	$17,129	$42,001	$33,796
Tax lien transfer	688	—	688	—

	$22,651	$17,129	$42,689	$33,796

Stock-based compensation expense

Stock-based compensation increased $0.7 million, or 40.3%, to $2.5 million during the three months ended June 30, 2012, from $1.8 million during the three months ended June 30, 2011. Stock-based compensation increased $1.2 million, or 34.4%, to $4.8 million during the three months ended June 30, 2012, from $3.6 million during the six months ended June 30, 2011. The increases were primarily attributable to higher fair value of equity awards granted in recent periods.

Cost of legal collections – Portfolio purchasing and recovery

The cost of legal collections increased $0.3 million, or 0.8%, to $41.0 million during the three months ended June 30, 2012, compared to $40.7 million during the three months ended June 30, 2011. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $1.3 million in contingent fees paid to our network of attorneys related to an increase of $16.8 million, or 17.1%, in gross collections through our legal channel. Gross legal collections amounted to $114.9 million during the three months ended June 30, 2012, up from $98.1 million collected during the three months ended June 30, 2011. The increase was offset by a decrease of $1.1 million in upfront litigation costs expensed during the period. The cost of legal collections decreased as a percent of gross collections through this channel to 35.7% during the three months ended June 30, 2012, from 41.5% during the three months ended June 30, 2011, primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

The cost of legal collections increased $2.5 million, or 3.2%, to $79.7 million during the six months ended June 30, 2012, compared to $77.2 million during the six months ended June 30, 2011. The increase in the cost of legal collections was primarily the result of an increase of $4.6 million in contingent fees paid to our network of attorneys related to an increase of $37.8 million, or 20.3%, in gross collections through our legal channel. Gross legal collections amounted to $224.4 million during the six months ended June 30, 2012, up from $186.6 million collected during the six months ended June 30, 2011. The cost of legal collections decreased as a percent of gross collections through this channel to 35.5% during the six months ended June 30, 2012, from 41.4% during the six months ended June 30, 2011, primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Collections(1)	$114,876	100.0%	$98,084	100.0%	$224,448	100.0%	$186,572	100.0%

Court costs advanced	23,105	20.1%	24,354	24.8%	45,221	20.1%	47,653	25.5%
Court costs deferred	(10,946)	(9.5)%	(11,038)	(11.2)%	(22,573)	(10.0)%	(22,629)	(12.1)%

Court cost expense(2)	12,159	10.6%	13,316	13.6%	22,648	10.1%	25,024	13.4%
Other(3)	592	0.5%	421	0.4%	1,171	0.5%	915	0.5%
Commissions	28,273	24.6%	26,949	27.5%	55,840	24.9%	51,256	27.5%

Total Costs	$41,024	35.7%	$40,686	41.5%	$79,659	35.5%	$77,195	41.4%

(1)

Includes collections from our internal legal channel of approximately $4.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively; and approximately $7.2 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $1.5 million and less than $0.1 million for the three months ended June 30, 2012 and 2011, respectively; and approximately $2.7 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $4.1 million, or 50.6%, to $12.4 million during the three months ended June 30, 2012, from $8.3 million during the three months ended June 30, 2011. The increase was primarily the result of an increase of $1.3 million in direct mail campaign expenses, an increase of $0.5 million in recruiting expenses, an increase of $0.5 million in advertising expenses related to the Propel Entities, an increase of $0.4 million in media-related expenses, an increase of $0.4 million in payment processing costs, and a net increase in various other operating expenses of $1.0 million, all to support our growth.

Other operating expenses increased $7.0 million, or 41.0%, to $24.0 million during the six months ended June 30, 2012, from $17.0 million during the six months ended June 30, 2011. The increase was primarily the result of an increase of $2.7 million in direct mail campaign expenses, an increase of $0.7 million in recruiting expenses, an increase of $0.5 million in advertising expenses related to the Propel Entities, an increase of $0.9 million in media-related expenses, an increase of $0.5 million in payment processing cost, and a net increase in various other operating expenses of $1.7 million, all to support our growth.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other operating expenses:
Portfolio purchasing and recovery	$11,857	$8,250	$23,455	$17,040
Tax lien transfer	570	—	570	—

	$12,427	$8,250	$24,025	$17,040

Collection agency commissions – Portfolio purchasing and recovery

During the three months ended June 30, 2012, we incurred $4.2 million in commissions to third party collection agencies, or 29.7%, of the related gross collections of $14.0 million, compared to $3.6 million in commissions, or 29.0%, of the related gross collections of $12.4 million, during the three months ended June 30, 2011. The increase in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies. Commissions, as a percentage of collections through this channel, vary from period to period depending on, among other things, the time from charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts and consumer bankruptcy receivable accounts have a lower commission rate than consumer credit card receivable accounts and accounts that have been charged off for a longer period of time.

During the six months ended June 30, 2012, we incurred $8.1 million in commissions to third party collection agencies, or 31.7%, of the related gross collections of $25.6 million, compared to $7.5 million in commissions, or 28.4%, of the related gross collections of $26.4 million, during the six months ended June 30, 2011. As discussed above, the increase in the net commission rate as a percentage of the related gross collections was primarily due to the mix of accounts placed with the agencies.

General and administrative expenses

General and administrative expenses increased $9.5 million, or 104.4%, to $18.6 million during the three months ended June 30, 2012, from $9.1 million during the three months ended June 30, 2011. The increase was primarily the result of $3.8 million in accounting and consulting fees attributable to our acquisition of the Propel Entities (the “Propel Acquisition”), an increase of $2.8 million in costs related to legal settlements, an increase of $1.0 million in corporate legal expenses, an increase of $0.3 million in building rent and a net increase in other general and administrative expenses of $1.6 million.

General and administrative expenses increased $13.5 million, or 71.8%, to $32.2 million during the six months ended June 30, 2012, from $18.8 million during the six months ended June 30, 2011. The increase was primarily the result of $4.3 million in accounting and consulting fees attributable to our Propel Acquisition, an increase of $4.4 million in costs related to legal settlements, an increase of $1.3 million in corporate legal expenses, an increase of $0.7 million in building rent and a net increase in other general and administrative expenses of $2.8 million.

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General and administrative expenses:
Portfolio purchasing and recovery	$18,327	$9,089	$31,985	$18,767
Tax lien transfer	255	—	255	—

	$18,582	$9,089	$32,240	$18,767

Depreciation and amortization

Depreciation and amortization expense increased $0.4 million, or 48.2%, to $1.4 million during the three months ended June 30, 2012, from $1.0 million during the three months ended June 30, 2011. Depreciation and amortization expense increased $0.8 million, or 42.9%, to $2.7 million during the six months ended June 30, 2012, from $1.9 million during the six months ended June 30, 2012. The increases during the three and six months ended June 30, 2012 were primarily related to increased depreciation expenses resulting from our acquisition of fixed assets in recent periods.

Cost per Dollar Collected – Portfolio purchasing and recovery

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended June 30,
	2012					2011
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$114,876	$41,024		35.7%	17.1%	$98,084	$40,686		41.5%	20.9%
Collection sites	111,641	6,649	(2)	6.0%	2.8%	84,576	6,527	(2)	7.7%	3.4%
Collection agency outsourcing	14,043	4,166		29.7%	1.7%	12,421	3,596		29.0%	1.8%
Other indirect costs(3)	—	43,144		—	17.9%	—	28,899		—	14.8%

Total	$240,560	$94,983	(4)		39.5%	$195,081	$79,708	(4)		40.9%

	Six Months Ended June 30,
	2012					2011
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$224,448	$79,659		35.5%	16.9%	$186,572	$77,195		41.4%	20.0%
Collection sites	221,511	13,125	(2)	5.9%	2.8%	173,117	13,236	(2)	7.6%	3.4%
Collection agency outsourcing	25,629	8,125		31.7%	1.7%	26,411	7,510		28.4%	1.9%
Other	—	—		—	—	54	—		—	—
Other indirect costs(3)	—	82,713		—	17.5%	—	58,229		—	15.1%

Total	$471,588	$183,622	(4)		38.9%	$386,154	$156,170	(4)		40.4%

(1)

Collections include collections from our internal legal channel of approximately $4.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively; and approximately $7.2 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. Court costs expensed through our internal legal channel were approximately $1.5 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively; and approximately $2.7 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

(2)	Cost in collection sites represents only Account Manager and their Supervisors’ salaries, variable compensation and employee benefits.
(3)

Other indirect costs represent non-collection salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. Included in other indirect costs were costs related to our internal collection channel of approximately $0.6 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively; approximately $1.1 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

(4)

Represents all operating expenses, excluding stock-based compensation expense, tax lien transfer segment operating expenses, and acquisition related expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the items for reconciliation of operating expenses, excluding stock-based compensation expense, tax lien transfer segment operating expenses, and acquisition related expenses to generally accepted accounting practices (“GAAP”) total operating expenses in the table below.

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense, tax lien transfer operating expenses, and acquisition related expenses to GAAP total operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
GAAP total operating expenses, as reported	$102,809	$81,518	$194,203	$159,745
Stock-based compensation expense	(2,539)	(1,810)	(4,805)	(3,575)
Tax lien transfer segment operating expenses	(1,513)	—	(1,513)	—
Acquisition related expenses	(3,774)	—	(4,263)	—

During the three months ended June 30, 2012, cost per dollar collected decreased by 140 basis points to 39.5% of gross collections from 40.9% of gross collections during the three months ended June 30, 2011. This decrease was due to several factors, including:

•

The cost of legal collections as a percentage of total collections decreased to 17.1% during the three months ended June 30, 2012, from 20.9% during the three months ended June 30, 2011 and, as a percentage of legal collections, decreased to 35.7% from 41.5%. The decreases were primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

•

The cost from our collection sites, which includes Account Manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 2.8% during the three months ended June 30, 2012, from 3.4% during the three months ended June 30, 2011 and, as a percentage of our site collections, decreased to 6.0% from 7.7%. The decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.7% during the three months ended June 30, 2012, from 1.8% during the same period in the prior year. The decrease was due to our continued effort in shifting collections from third party agencies to our collection sites. Our collection agency commission rate increased to 29.7% during the three months ended June 30, 2012, from 29.0% during the same period in the prior year. The increase in our commission rate was a result of a change in the mix of accounts placed into this channel. Generally, freshly charged-off accounts and consumer bankruptcy receivable accounts have a lower commission rate than consumer credit card receivable accounts and accounts that have been charged off for a longer period of time.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, of 3.1% to 17.9% for the three months ended June 30, 2012, from 14.8% for the three months ended June 30, 2011. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate settlements, increases in headcount and increases in other general and administrative expenses, to support our growth.

During the six months ended June 30, 2012, cost per dollar collected decreased by 150 basis points to 38.9% of gross collections from 40.4% of gross collections during the six months ended June 30, 2011. This decrease was due to several factors, including:

•

The cost of legal collections as a percentage of total collections decreased to 16.9% during the six months ended June 30, 2012, from 20.0% during the six months ended June 30, 2011 and, as a percentage of legal collections, decreased to 35.5% from 41.4%. The decreases were primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

•

The cost from our collection sites, which includes Account Manager salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 2.8% during the six months ended June 30, 2012, from 3.4% during the six months ended June 30, 2011 and, as a percentage of our site collections, decreased to 5.9% from 7.6%. The decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.7% during the six months ended June 30, 2012, from 1.9% during the same period in the prior year. The decrease was due to our continued effort in shifting collections from third party agencies to our collection sites. Our collection agency commission rate increased to 31.7% during the six months ended June 30, 2012, from 28.4% during the same period in the prior year. The increase in our commission rate was a result of a change in the mix of accounts placed into this channel. Generally, freshly charged-off accounts and consumer bankruptcy receivable accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, of 2.4% to 17.5% for the six months ended June 30, 2012, from 15.1% for the six months ended June 30, 2011. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate settlements and increases in headcount and general and administrative expenses, to support our growth.

Interest Expense – Portfolio purchasing and recovery

Interest expense increased $1.1 million, or 21.0%, to $6.5 million during the three months ended June 30, 2012, from $5.4 million during the three months ended June 30, 2011. Interest expense increased $1.1 million, or 9.6%, to $12.0 million during the six months ended June 30, 2012, from $11.0 million during the six months ended June 30, 2011.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Stated interest on debt obligations	$5,932	$4,908	$1,024	20.9%
Amortization of loan fees and other loan costs	565	461	104	22.6%

Total interest expense	$6,497	$5,369	$1,128	21.0%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Stated interest on debt obligations	$10,981	$10,061	$920	9.1%
Amortization of loan fees and other loan costs	1,031	901	130	14.4%

Total interest expense	$12,012	$10,962	$1,050	9.6%

Stated interest on debt obligations increased $1.0 million during the three months ended June 30, 2012, compared to the same period of the prior year. Stated interest on debt obligations increased $0.9 million during the six months ended June 30, 2012, compared to the same period of the prior year. The increases in stated interest on debt obligations for the three and six months ended June 30, 2012, were primarily due to higher outstanding loan balances under our revolving credit facility.

Provision for Income Taxes

During the three months ended June 30, 2012, we recorded an income tax provision of $12.8 million, reflecting an effective rate of 40.4% of pretax income from continuing operations. The effective tax rate for the three months ended June 30, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.5%, and a provision due to the true-up of certain state and federal tax accounts of 1.2%.

During the three months ended June 30, 2011, we recorded an income tax provision of $9.5 million, reflecting an effective rate of 39.1% of pretax income from continuing operations. The effective tax rate for the three months ended June 30, 2011 primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a blended provision for state taxes of 7.0%, and a net benefit for permanent book versus tax differences of 0.4%.

During the six months ended June 30, 2012, we recorded an income tax provision of $24.5 million, reflecting an effective rate of 39.8% of pretax income from continuing operations. The effective tax rate for the six months ended June 30, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5%, and a provision due to the true-up of certain state and federal tax accounts of 0.6%.

During the six months ended June 30, 2011, we recorded an income tax provision of $17.8 million, reflecting an effective rate of 38.9% of pretax income from continuing operations. The effective tax rate for the six months ended June 30, 2011 primarily consisted of a provision for federal income taxes of 32.5% (which is net of a benefit for state taxes of 2.5%), a provision for state taxes of 7.0% and a benefit for permanent book versus tax differences of 0.6%.

The increase in our overall effective tax rate from June 30, 2011 to June 30, 2012 was primarily attributable to an increase in the effective tax rate in India. Our operations in India benefited from a tax holiday, which expired on March 31, 2011. Our subsidiary in Costa Rica is operating under a 100% tax holiday for the next eight years and a 50% tax holiday for the following four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2012 was immaterial.

Supplemental Performance Data – Portfolio purchasing and recovery

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through June 30, 2012
			<2006	2006	2007	2008	2009	2010	2011	2012	Total(2)	CCM(3)
<2005	$385,471	(4)	$974,411	$164,211	$85,333	$45,893	$27,708	$19,986	$15,180	$6,179	$1,338,901	3.5
2005	192,585		66,491	129,809	109,078	67,346	42,387	27,210	18,651	7,045	468,017	2.4
2006	141,027		—	42,354	92,265	70,743	44,553	26,201	18,306	7,179	301,601	2.1
2007	204,097		—	—	68,048	145,272	111,117	70,572	44,035	16,708	455,752	2.2
2008	227,859		—	—	—	69,049	165,164	127,799	87,850	33,157	483,019	2.1
2009	253,359		—	—	—	—	96,529	206,773	164,605	62,492	530,399	2.1
2010	358,581		—	—	—	—	—	125,853	288,788	122,790	537,431	1.5
2011	384,972		—	—	—	—	—	—	123,596	165,712	289,308	0.8
2012	360,832		—	—	—	—	—	—	—	50,290	50,290	0.1

Total	$2,508,783		$1,040,902	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$471,552	$4,454,718	1.8

(1)

Adjusted for put-backs, account recalls, and purchase price rescissions. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2012, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2012 – collections as a multiple of purchase price.
(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections(4)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
<2005	$385,471	(3)	$1,338,901	$9,787	$1,348,688	3.5
2005	192,585		468,017	13,238	481,255	2.5
2006	141,027		301,601	23,371	324,972	2.3
2007	204,097		455,752	50,387	506,139	2.5
2008	227,859		483,019	94,911	577,930	2.5
2009	253,359		530,399	183,655	714,054	2.8
2010	358,581		537,431	411,450	948,881	2.6
2011	384,972		289,308	573,116	862,424	2.2
2012	360,832		50,290	622,734	673,024	1.9

Total	$2,508,783		$4,454,718	$1,982,649	$6,437,367	2.6

(1)	Adjusted for Put-Backs, Recalls, and purchase price rescissions.
(2)	Cumulative collections from inception through June 30, 2012, excluding collections on behalf of others.
(3)	From inception through December 31, 2004.
(4)	Estimated remaining collections include anticipated collections beyond our 84 to 96 month collection forecast.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
<2005	$9,787	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$9,787
2005	4,632	4,605	2,965	1,025	11	—	—	—	—	—	—	13,238
2006	6,785	11,323	3,091	1,511	661	—	—	—	—	—	—	23,371
2007	12,732	17,697	8,754	4,419	4,163	2,622	—	—	—	—	—	50,387
2008	24,005	33,287	17,962	9,440	5,323	3,484	1,410	—	—	—	—	94,911
2009	39,193	62,255	39,925	20,919	11,140	4,652	3,684	1,887	—	—	—	183,655
2010	80,493	127,925	82,324	51,235	29,559	18,991	10,506	7,183	3,234	—	—	411,450
2011	118,695	183,006	106,785	65,997	39,759	23,550	16,162	9,560	6,847	2,755	—	573,116
2012	97,374	195,678	131,528	79,885	49,810	30,584	17,639	9,140	6,121	3,559	1,416	622,734

	$393,696	$635,776	$393,334	$234,431	$140,426	$83,883	$49,401	$27,770	$16,202	$6,314	$1,416	$1,982,649

(1)	Estimated remaining collections include anticipated collections beyond our 84 to 96 month collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2012	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$5,000	$192,585	2.6%	0.6%
2006	12,869	141,027	9.1%	1.5%
2007	14,079	204,097	6.9%	1.6%
2008	42,512	227,859	18.7%	4.9%
2009	64,115	253,359	25.3%	7.4%
2010	140,057	358,581	39.1%	16.1%
2011	252,702	384,972	65.6%	29.0%
2012	338,525	360,832	93.8%	38.9%

Total	$869,859	$2,123,312	41.0%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended June 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$741,580	$—	$741,580
Purchases of receivable portfolios	230,983	—	230,983
Gross collections(1)	(233,437)	(7,107)	(240,544)
Put-backs and recalls	(891)	—	(891)
Revenue recognized	131,443	6,126	137,569
Portfolio allowance reversals, net	181	981	1,162

Balance, end of period	$869,859	$—	$869,859

Revenue as a percentage of collections (2)	56.3%	86.2%	57.2%

	Three Months Ended June 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$648,820	$—	$648,820
Purchases of receivable portfolios	93,701	—	93,701
Gross collections(1)	(190,901)	(4,132)	(195,033)
Put-backs and recalls	(798)	—	(798)
Revenue recognized	109,185	2,914	112,099
(Portfolio allowances) portfolio allowance reversals, net	(2,224)	1,218	(1,006)

Balance, end of period	$657,783	$—	$657,783

Revenue as a percentage of collections (2)	57.2%	70.5%	57.5%

	Six Months Ended June 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$716,454
Purchases of receivable portfolios	361,446	—	361,446
Gross collections(1)	(457,380)	(14,172)	(471,552)
Put-backs and recalls	(1,625)	—	(1,625)
Revenue recognized	252,189	12,158	264,347
(Portfolio allowances) portfolio allowance reversals, net	(1,225)	2,014	789

Balance, end of period	$869,859	$—	$869,859

Revenue as a percentage of collections (2)	55.1%	85.8%	56.1%

	Six Months Ended June 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$644,753
Purchases of receivable portfolios	184,376	—	184,376
Gross collections(1)	(378,318)	(7,749)	(386,067)
Put-backs and recalls	(1,698)	—	(1,698)
Revenue recognized	216,989	5,934	222,923
(Portfolio allowances) portfolio allowance reversals, net	(8,319)	1,815	(6,504)

Balance, end of period	$657,783	$—	$657,783

Revenue as a percentage of collections (2)	57.4%	76.6%	57.7%

(1)	Does not include amounts collected on behalf of others.
(2)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of June 30, 2012, we had $869.9 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Amortization
2012(1)	$141,898
2013	286,825
2014	186,840
2015	111,703
2016	72,466
2017	44,425
2018	22,249
2019	3,453

Total	$869,859

(1)	2012 amount consists of six months data from July 1, 2012 to December 31, 2012.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Legal collections	$114,876	$98,084	$224,448	$186,572
Collection sites	111,641	84,576	221,511	173,117
Collection agencies	14,043	12,421	25,629	26,411
Other	—	—	—	54

	$240,560	$195,081	$471,588	$386,154

Legal Outsourcing Costs as a Percentage of Gross Collections by Year of Collection

The following table summarizes our legal outsourcing court cost expense and commissions as a percentage of gross collections by year of collection:

	Collection Year
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	31.3%	32.7%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	32.2%	33.0%	38.1%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	32.5%	31.3%	38.5%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.7%	31.3%	39.8%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.5%	31.7%	42.6%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.4%	29.7%	42.6%
2009	—	—	—	—	—	—	69.7%	41.4%	31.1%	28.4%	42.7%
2010	—	—	—	—	—	—	—	72.5%	39.1%	29.0%	44.2%
2011	—	—	—	—	—	—	—	—	64.5%	36.9%	49.7%
2012	—	—	—	—	—	—	—	—	—	71.8%	71.8%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of June 30,
	2012		2011
	Domestic	International	Domestic	International
General & Administrative	521	487	413	281
Account Manager	215	1,382	232	1,019
Bankruptcy Specialist	—	73	114	94

	736	1,942	759	1,394

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross collections—collection sites	$111,641	$84,576	$221,511	$173,117
Average active Account Manager	1,459	1,217	1,345	1,179
Collections per average active Account Manager	$76.5	$69.5	$164.7	$146.8

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross collections—collection sites	$111,641	$84,576	$221,511	$173,117
Total hours paid	611	589	1,143	1,114
Collections per hour paid	$182.7	$143.6	$193.8	$155.4

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross collections—collection sites	$111,641	$84,576	$221,511	$173,117
Direct cost(1)	$6,649	$6,527	$13,125	$13,236
Cost per dollar collected	6.0%	7.7%	5.9%	7.6%

(1)	Represent Account Managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$6,649	$6,527	$13,125	$13,236
Non-collection site salaries and employee benefits	15,314	10,602	28,876	20,560

Subtotal	21,963	17,129	42,001	33,796
Tax lien transfer	688	—	688	—

	$22,651	$17,129	$42,689	$33,796

(1)	Represent Account Managers and their supervisors’ salaries, variable compensation, and employee benefits.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2010	839	2,112,332	81,632
Q2 2010	1,002	2,245,713	83,336
Q3 2010	1,101	2,616,678	77,889
Q4 2010	1,206	3,882,646	119,100
Q1 2011	1,243	2,895,805	90,675
Q2 2011	1,477	2,998,564	93,701
Q3 2011	1,633	2,025,024	65,731
Q4 2011	2,776	3,782,595	136,743
Q1 2012	2,132	2,902,409	130,463
Q2 2012	3,679	6,034,499	230,983

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$44,605	$31,743
Net cash used in investing activities	(347,806)	(20,995)
Net cash provided by (used in) financing activities	310,168	(6,993)

On April 10 and May 8, 2012, we entered into amendments to our revolving credit facility. The amendments added new lenders, appointed a new administrative agent, changed the borrowing base advance rate and the method for its calculation, increased the aggregate revolving loan commitment by $145.0 million, from $410.5 million to $555.5 million, and reset the accordion feature by an additional $100.0 million, resulting in a maximum of $655.5 million that can be borrowed under the facility.

On May 8, 2012, in connection with our Propel Acquisition, we entered into a new $160.0 million syndicated loan facility (the “Propel Facility”). The Propel Facility was used to fund a portion of the purchase price and will be used to fund future growth at Propel.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our debt facilities. See Note 12 “Debt” to our unaudited condensed consolidated financial statements for a further discussion of our debt.

Operating Cash Flows

Net cash provided by operating activities was $44.6 million and $31.7 million during the six months ended June 30, 2012 and 2011, respectively.

Cash provided by operating activities during the six months ended June 30, 2012, was primarily related to net income of $28.0 million and a $10.4 million non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension, which is included in our discontinued operations. Cash provided by operating activities during the six months ended June 30, 2011, was primarily attributable to net income of $28.5 million and $6.5 million in a non-cash add back related to the net provision for allowance on our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $347.8 million and $21.0 million during the six months ended June 30, 2012 and 2011, respectively.

The cash flows used in investing activities during the six months ended June 30, 2012, were primarily related to receivable portfolio purchases of $361.4 million, cash paid for our Propel Acquisition, net of cash acquired of $186.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $207.2 million. The cash flows used in investing activities during the six months ended June 30, 2011, were primarily related to receivable portfolio purchases of $184.4 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $163.1 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.6 million and $1.5 million for six months ended June 30, 2012 and 2011, respectively.

Financing Cash Flows

Net cash provided by financing activities was $310.2 million during the six months ended June 30, 2012, and net cash used in financing activities was $7.0 million during the six months ended June 30, 2011.

The cash provided by financing activities during the six months ended June 30, 2012, reflects $383.4 million in borrowings under our revolving credit facility and the Propel Facility, including approximately $187.2 million borrowed for our acquisition of the Propel Entities, offset by $70.5 million in repayments of amounts outstanding under our revolving credit facility. The cash used in financing activities during the six months ended June 30, 2011, reflects $87.0 million in repayments of amounts outstanding under our revolving credit facility, offset by $55.0 million in borrowings under our revolving credit facility and $25.0 million in borrowings under our senior secured notes.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $15.0 million as of June 30, 2012, availability under our revolving credit facilities and our access to capital markets.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. At June 30, 2012, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Interest Rate. At June 30, 2012, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Item 1 – Legal Proceedings

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

Item 1A – Risk Factors

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit facilities contain restrictions and covenants, which limit, among other things, the payment of dividends.

Item 6. Exhibits

2.1	Securities Purchase Agreement, dated as of May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

4.1	Amendment No. 1, dated as of May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated as of February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.1	Amendment No. 4, dated as of April 10, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2012).

10.2	Amendment No. 5, dated as of May 8, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.3	Credit Facility Loan Agreement, dated as of May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.4	Guaranty Agreement dated as of May 8, 2012, with respect to the Credit Facility Loan Agreement, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.5	Form of Restricted Stock Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 2, 2012

EXHIBIT INDEX

2.1	Securities Purchase Agreement, dated as of May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

4.1	Amendment No. 1, dated as of May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated as of February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.1	Amendment No. 4, dated as of April 10, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and JPMorgan Chase Bank, N.A. as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2012).

10.2	Amendment No. 5, dated as of May 8, 2012, to Credit Agreement, dated as of February 8, 2010, by and among the Company, the financial institutions listed on the signature pages thereto, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.3	Credit Facility Loan Agreement, dated as of May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.4	Guaranty Agreement dated as of May 8, 2012, with respect to the Credit Facility Loan Agreement, dated as of May 8, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

10.5	Form of Restricted Stock Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.