Form 10-Q
period 2012-09-30
ENCORE CAPITAL GROUP INC
filed 2012-11-01
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2012
Common Stock, $0.01 par value	25,002,062 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$19,263	$8,047
Accounts receivable, net	2,471	3,265
Investment in receivable portfolios, net	811,620	716,454
Deferred court costs, net	37,561	38,506
Property tax payment agreements receivable, net	135,190	—
Interest receivable	4,180	—
Property and equipment, net	19,771	17,796
Other assets	23,068	11,968
Goodwill	55,446	15,985
Identifiable intangible assets, net	515	462

Total assets	$1,109,085	$812,483

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$43,108	$29,628
Deferred tax liabilities, net	17,532	15,709
Debt	615,131	388,950
Other liabilities	2,132	6,661

Total liabilities	677,903	440,948

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,002 shares and 24,520 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	250	245
Additional paid-in capital	133,005	123,406
Accumulated earnings	299,162	249,852
Accumulated other comprehensive loss	(1,235)	(1,968)

Total stockholders’ equity	431,182	371,535

Total liabilities and stockholders’ equity	$1,109,085	$812,483

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Revenue from receivable portfolios, net	$140,682	$115,843	$405,818	$332,262
Tax lien transfer
Interest income	5,585	—	8,567	—
Interest expense	(1,475)	—	(2,125)	—

Net interest income	4,110	—	6,442	—

Total revenues	144,792	115,843	412,260	332,262

Operating expenses
Salaries and employee benefits	25,397	20,087	72,891	57,458
Cost of legal collections	43,544	40,169	123,203	117,364
Other operating expenses	14,829	9,904	38,854	26,944
Collection agency commissions	4,227	3,264	12,352	10,774
General and administrative expenses	14,091	10,704	46,331	29,471
Depreciation and amortization	1,533	1,054	4,193	2,916

Total operating expenses	103,621	85,182	297,824	244,927

Income from operations	41,171	30,661	114,436	87,335

Other (expense) income
Interest expense	(7,012)	(5,175)	(19,024)	(16,137)
Other income (expense)	1,036	(342)	1,385	(182)

Total other expense	(5,976)	(5,517)	(17,639)	(16,319)

Income from continuing operations before income taxes	35,195	25,144	96,797	71,016
Provision for income taxes	(13,887)	(9,834)	(38,393)	(27,658)

Income from continuing operations	21,308	15,310	58,404	43,358
Income (loss) from discontinued operations, net of tax	—	60	(9,094)	466

Net income	$21,308	$15,370	$49,310	$43,824

Weighted average shares outstanding:
Basic	25,071	24,638	24,930	24,493
Diluted	26,047	25,604	25,920	25,636
Basic earnings (loss) per share from:
Continuing operations	$0.85	$0.62	$2.34	$1.77
Discontinued operations	$0.00	$0.00	$(0.36)	$0.02
Net basic earnings per share	$0.85	$0.62	$1.98	$1.79
Diluted earnings (loss) per share from:
Continuing operations	$0.82	$0.60	$2.25	$1.69
Discontinued operations	$0.00	$0.00	$(0.36)	$0.02
Net diluted earnings per share	$0.82	$0.60	$1.90	$1.71
Other comprehensive gain (loss):
Unrealized gain (loss) on derivative instruments	3,027	(2,042)	1,205	(2,094)
Income tax (provision) benefit related to unrealized gain (loss) on derivative instruments	(1,186)	796	(472)	819

Other comprehensive gain (loss), net of tax	1,841	(1,246)	733	(1,275)

Comprehensive income	$23,149	$14,124	$50,043	$42,549

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Equity
	Shares	Par	Capital	Earnings	(Loss) Income
Balance at December 31, 2011	24,520	$245	$123,406	$249,852	$(1,968)	$371,535
Net income	—	—	—	49,310	—	49,310
Unrealized gain on derivative instruments, net of tax	—	—	—	—	733	733
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	482	5	(618)	—	—	(613)
Stock-based compensation	—	—	6,710	—	—	6,710
Tax benefit related to stock-based compensation	—	—	3,507	—	—	3,507

Balance at September 30, 2012	25,002	$250	$133,005	$299,162	$(1,235)	$431,182

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$49,310	$43,824
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,193	2,916
Impairment charge for goodwill and identifiable intangible assets	10,400	—
Amortization of loan costs and premium on property tax payment agreements receivable	2,091	1,367
Stock-based compensation expense	6,710	5,980
Income tax provision in excess of (less than) income tax payments	1,823	(1,472)
Excess tax benefit from stock-based payment arrangements	(3,600)	(4,904)
Loss on sale of discontinued operations	2,416	—
(Reversal) provision for allowances on receivable portfolios, net	(1,506)	8,109
Changes in operating assets and liabilities, net of effects of acquisition
Other assets	(20)	1,944
Deferred court costs	945	(3,968)
Prepaid income tax and income taxes payable	(8,407)	3,423
Accounts payable, accrued liabilities and other liabilities	1,798	1,012

Net cash provided by operating activities	66,153	58,231

Investing activities:
Cash paid for acquisition, net of cash acquired	(186,731)	—
Purchases of receivable portfolios	(408,757)	(250,107)
Collections applied to investment in receivable portfolios, net	313,205	234,726
Proceeds from put-backs of receivable portfolios	1,892	2,343
Originations of property tax payment agreements receivable	(22,912)	—
Collections applied to property tax payment agreements receivable, net	24,967	—
Purchases of property and equipment	(3,665)	(3,458)

Net cash used in investing activities	(282,001)	(16,496)

Financing activities:
Payment of loan costs	(1,832)	(835)
Proceeds from senior secured notes	—	25,000
Proceeds from revolving credit facilities	390,399	61,000
Repayment of revolving credit facilities	(163,048)	(127,000)
Proceeds from exercise of stock options	5,181	1,287
Taxes paid related to net share settlement of equity awards	(2,287)	(3,476)
Excess tax benefit from stock-based payment arrangements	3,600	4,904
Repayment of capital lease obligations	(4,949)	(2,848)

Net cash provided by (used in) financing activities	227,064	(41,968)

Net increase (decrease) in cash and cash equivalents	11,216	(233)
Cash and cash equivalents, beginning of period	8,047	10,905

Cash and cash equivalents, end of period	$19,263	$10,672

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,634	$14,591
Cash paid for income taxes	36,840	24,860
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	2,817	2,434

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of assets. The Company purchases portfolios of defaulted consumer receivables and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies, and telecommunication companies, which the Company purchases at deep discounts. Defaulted receivables may also include receivables subject to bankruptcy proceedings, or consumer bankruptcy receivables. In addition, through its subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by tax liens on the property.

Portfolio purchasing and recovery

The Company purchases receivables based on robust, account-level valuation methods and employs a suite of proprietary statistical and behavioral models across the full extent of its operations. These investments allow the Company to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with its methods or goals and precisely align the accounts it purchases with its operational channels to maximize future collections. As a result, the Company has been able to realize significant returns from the receivables it acquires. The Company maintains strong relationships with many of the largest credit and telecommunication providers in the United States, and possesses one of the industry’s best collection staff retention rates.

The Company uses insights discovered during its purchasing process to build account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account will be actively serviced post-purchase. The Company continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system, where the Company first differentiates those consumers who it believes are not able to pay from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, facing extenuating circumstances or hardships (such as medical issues), serving in the military, or currently receiving social security as their only source of income are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans that are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, ignore both the Company’s calls and letters, and therefore the Company must then make the difficult decision whether or not to pursue collections through legal means.

Tax lien transfer

Propel’s principal activity is originating and servicing property tax lien transfers in the state of Texas. With the property owner’s consent, Propel pays the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to Propel. Propel then enters into a payment agreement with the property owner creating an affordable payment plan. Tax lien transfers provide the local taxing authorities with much needed tax revenue and property owners with an alternative method to paying their property tax bills in one lump sum. Tax lien transfers typically carry a lower interest rate and fee structure than what the local taxing authority would charge. Based in San Antonio, Texas, Propel is the largest tax lien transfer company in Texas.

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

On May 8, 2012, the Company completed its acquisition of Propel, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). The condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 include the results of operations of the Propel Entities since the date of acquisition. For additional acquisition related information relating to the Propel Entities, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2012.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.

Note 2: Discontinued Operations

On May 16, 2012, the Company completed the sale of substantially all of the assets and certain of the liabilities of its bankruptcy servicing subsidiary Ascension Capital Group, Inc. (“Ascension”) to a subsidiary of American InfoSource, L.P. (“AIS”). As part of the sale, the Company agreed to fund certain, agreed-upon operating losses in the first year of AIS’ ownership of the Ascension business, not to exceed $4.0 million. If the Ascension business becomes profitable under AIS’ ownership, the Company will be paid an earn-out equal to 30 to 40% of Ascension’s EBITDA for the first five years commencing May 16, 2012. The Company received no proceeds from the sale. Additionally, the Company recognized the entire $4.0 million loss contingency during the second quarter of 2012.

The Company performed an interim goodwill impairment test for Ascension as of March 31, 2012 and concluded that the entire goodwill balance relating to Ascension of $9.9 million was impaired. Additionally, the Company wrote-off the remaining identifiable intangible assets of approximately $0.4 million relating to Ascension as of March 31, 2012.

Ascension’s operations are presented as discontinued operations for the three and nine months ended September 30, 2012 and 2011, in the Company’s consolidated statements of comprehensive income. The following table presents the revenue and components of discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$4,716	$5,704	$14,409

Income (loss) from discontinued operations before income taxes	$—	$94	$(11,942)	$763
Income tax (expense) benefit	—	(34)	4,678	(297)

Income (loss) from discontinued operations	—	60	(7,264)	466

Loss on sale of discontinued operations, before income taxes	—	—	(2,416)	—
Income tax benefit	—	—	586	—

Loss on sale of discontinued operations	—	—	(1,830)	—

Total income (loss) from discontinued operations	$—	$60	$(9,094)	$466

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

The components of the purchase price allocation for the Propel Entities are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$186,814
Purchase price adjustment	741

Total purchase price	$187,555

Allocation of purchase price:
Cash	$824
Accounts receivable	1,049
Interest receivable	3,679
Property tax payment agreements receivable	132,978
Fixed assets	461
Other assets	860
Liabilities assumed	(2,265)
Identifiable intangible assets	570
Goodwill	49,399

Total net assets acquired	$187,555

The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2012 and 2011 as if the Propel Acquisition had occurred on January 1, 2012 and 2011, respectively. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had the Company and the Propel Entities been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated pro forma revenue	$144,792	$120,189	$418,767	$344,466
Consolidated pro forma income from continuing operations	21,308	16,336	62,016	45,462

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$21,308	$15,310	$58,404	$43,358
Income (loss) from discontinued operations, net of tax	—	60	(9,094)	466

Net income available for common stockholders	$21,308	$15,370	$49,310	$43,824

Weighted average common shares outstanding – basic	25,071	24,638	24,930	24,493
Dilutive effect of stock-based awards	976	966	990	1,143

Weighted average common shares outstanding – diluted	26,047	25,604	25,920	25,636

Basic earnings (loss) per share from:
Continuing operations	$0.85	$0.62	$2.34	$1.77
Discontinued operations	$0.00	$0.00	$(0.36)	$0.02
Net basic earnings per share	$0.85	$0.62	$1.98	$1.79
Diluted earnings (loss) per share from:
Continuing operations	$0.82	$0.60	$2.25	$1.69
Discontinued operations	$0.00	$0.00	$(0.36)	$0.02
Net diluted earnings per share	$0.82	$0.60	$1.90	$1.71

Employee stock options to purchase approximately 210,000 and 335,000 shares of common stock during the three and nine months ended September 30, 2012, respectively, and employee stock options to purchase approximately 209,000 and 153,000 shares of common stock during the three and nine months ended September 30, 2011, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

Note 5: Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the “exit price”). The guidance utilizes a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value into three broad levels. The following is a brief description of each level:

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial instruments required to be carried at fair value

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$46	$—	$46
Liabilities
Interest rate swap agreements	—	(1,023)	—	(1,023)
Foreign currency exchange contracts	—	(1,035)	—	(1,035)

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$168	$—	$168
Liabilities
Interest rate swap agreements	—	(1,014)	—	(1,014)
Foreign currency exchange contracts	—	(2,371)	—	(2,371)

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

Financial instruments not required to be carried at fair value

The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows, generated by its proprietary forecasting models, using an estimated market participant discount rate. Using this method, the fair value of investment in receivable portfolios was approximately $1.2 billion and $1.0 billion as of September 30, 2012 and December 31, 2011, respectively. A 100 basis point fluctuation in the discount rate used would result in an increase or decrease in the fair value by approximately $20.0 million as of September 30, 2012. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $811.6 million and $716.5 million as of September 30, 2012 and December 31, 2011, respectively.

The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.

The fair value of property tax payment agreements receivable is estimated by discounting the future cash flows of the portfolio using a discount rate equivalent to the current rate at which similar property tax payment agreements receivable would be originated. The carrying value of property tax payment agreements receivable approximates fair value. Additionally, the carrying value of interest receivable approximates fair value.

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

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of September 30, 2012, the Company had six interest rate swap agreements outstanding with a total notional amount of $150.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

As of September 30, 2012, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $41.6 million. All outstanding contracts qualified for hedge accounting treatment as of September 30, 2012. The Company estimates that approximately $0.6 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2012 and 2011.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(1,023)	Other liabilities	$(1,014)
Foreign currency exchange contracts	Other assets	46	Other assets	168
Foreign currency exchange contracts	Other liabilities	(1,035)	Other liabilities	(2,371)

The following tables summarize the effects of derivatives in cash flow hedging relationships on the Company’s statements of comprehensive income during the periods presented (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$62	$(795)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	2,131	(984)	Salaries and employee benefits	(389)	27	Other (expense) income	—	—
Foreign currency exchange contracts	377	(230)	General and administrative expenses	(69)	6	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(9)	$(1,361)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(69)	(387)	Salaries and employee benefits	(946)	194	Other (expense) income	—	—
Foreign currency exchange contracts	173	(108)	General and administrative expenses	(164)	44	Other (expense) income	—	—

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

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total stock-based compensation expense during the three months ended September 30, 2012 and 2011 was $1.9 million and $2.4 million, respectively. Total stock-based compensation expense during the nine months ended September 30, 2012 and 2011 was $6.7 million and $6.0 million, respectively.

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

Unrecognized compensation cost related to stock options as of September 30, 2012, was $2.5 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options, was approximately 1.9 years.

A summary of the Company’s stock option activity as of September 30, 2012, and changes during the nine months then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,182,940	$0.51 – $24.65	$13.00
Granted	193,500	22.17	22.17
Cancelled/forfeited	—	—	—
Exercised	(322,443)	0.51 – 20.09	4.52

Outstanding at September 30, 2012	2,053,997	$1.30 – $24.65	$15.19	$26,837

Exercisable at September 30, 2012	1,644,169	$1.30 – $24.65	$13.49	$24,282

The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $7.5 million and $10.2 million, respectively. As of September 30, 2012, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.82 years and 5.09 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, Board members, employees, officers and executives of, and consultants and advisors to the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with the authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of September 30, 2012, 16,437 of the non-vested shares are expected to vest over approximately one year based on certain performance goals (“Performance-Based Awards”). The fair value of the Performance-Based Awards is expensed over the expected vesting period, net of estimated forfeitures. If performance goals are not expected to be met, the compensation expense previously recognized would be reversed. No reversals of compensation expense related to the Performance-Based Awards have been made as of September 30, 2012. The remaining 740,773 non-vested shares are not performance-based, and will vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units and restricted stock awards as of September 30, 2012, and changes during the nine months then ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	589,117	$19.22
Awarded	462,291	$24.45
Vested	(251,785)	$16.50
Cancelled/forfeited	(42,413)	$22.26

Non-vested at September 30, 2012	757,210	$23.15

Unrecognized compensation expense related to non-vested shares as of September 30, 2012, was $10.3 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.2 years. The fair value of restricted stock units and restricted stock awards vested during the nine months ended September 30, 2012 and 2011 was $5.8 million and $6.0 million, respectively.

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

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool. The Company often experiences collections beyond the 84 to 96 month collection forecast. As of September 30, 2012, the total estimated remaining collections beyond the 84 to 96 month collection forecast was $103.4 million.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2011	$821,527	$32,676	$854,203
Revenue recognized, net	(119,340)	(7,065)	(126,405)
Net additions to existing portfolios(1)	131,039	3,608	134,647
Additions for current purchases(1)	119,533	—	119,533

Balance at March 31, 2012	$952,759	$29,219	$981,978

Revenue recognized, net	(131,624)	(7,107)	(138,731)
Net additions to existing portfolios(1)	77,473	13,738	91,211
Additions for current purchases(1)	178,332	—	178,332

Balance at June 30, 2012	$1,076,940	$35,850	$1,112,790
Revenue recognized, net	(134,294)	(6,387)	(140,681)
Net additions to existing portfolios(1)	71,729	(2,041)	69,688
Additions for current purchases(1)	36,387	—	36,387

Balance at September 30, 2012	$1,050,762	$27,422	$1,078,184

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast.

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2010	$739,785	$4,274	$744,059
Revenue recognized, net	(101,709)	(3,617)	(105,326)
Net additions to existing portfolios	18,715	2,948	21,663
Additions for current purchases	93,098	—	93,098

Balance at March 31, 2011	$749,889	$3,605	$753,494
Revenue recognized, net	(106,961)	(4,132)	(111,093)
Net additions to existing portfolios	15,575	3,900	19,475
Additions for current purchases	95,532	—	95,532

Balance at June 30, 2011	$754,035	$3,373	$757,408
Revenue recognized, net	(110,215)	(5,628)	(115,843)
Net additions to existing portfolios	82,505	32,491	114,996
Additions for current purchases	59,434	—	59,434

Balance at September 30, 2011	$785,759	$30,236	$815,995

During the three months ended September 30, 2012, the Company purchased receivable portfolios with a face value of $1.1 billion for $47.3 million, or a purchase cost of 4.5% of face value. The estimated future collections at acquisition for these portfolios amounted to $80.4 million. During the nine months ended September 30, 2012, the Company purchased receivable portfolios with a face value of $10.0 billion for $408.8 million, or a purchase cost of 4.1% of face value. The estimated future collections at acquisition for these portfolios amounted to $717.3 million.

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

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2012 and 2011, Zero Basis Revenue was approximately $5.5 million and $4.2 million, respectively. During the nine months ended September 30, 2012 and 2011, Zero Basis Revenue was approximately $17.6 million and $10.1 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$869,859	$—	$869,859
Purchases of receivable portfolios	47,311	—	47,311
Gross collections(1)	(239,577)	(6,388)	(245,965)
Put-backs and recalls(2)	(267)	—	(267)
Revenue recognized	134,496	5,469	139,965
(Portfolio allowances) portfolio allowance reversals, net	(202)	919	717

Balance, end of period	$811,620	$—	$811,620

Revenue as a percentage of collections (3)	56.1%	85.6%	56.9%

	Three Months Ended September 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$657,783	$—	$657,783
Purchases of receivable portfolios	65,731	—	65,731
Gross collections(1)	(183,406)	(5,624)	(189,030)
Put-backs and recalls(2)	(641)	(4)	(645)
Revenue recognized	113,275	4,173	117,448
(Portfolio allowances) portfolio allowance reversals, net	(3,060)	1,455	(1,605)

Balance, end of period	$649,682	$—	$649,682

Revenue as a percentage of collections (3)	61.8%	74.2%	62.1%

	Nine Months Ended September 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$716,454
Purchases of receivable portfolios	408,757	—	408,757
Gross collections(1)	(696,957)	(20,560)	(717,517)
Put-backs and recalls(2)	(1,892)	—	(1,892)
Revenue recognized	386,685	17,627	404,312
(Portfolio allowances) portfolio allowance reversals, net	(1,427)	2,933	1,506

Balance, end of period	$811,620	$—	$811,620

Revenue as a percentage of collections (3)	55.5%	85.7%	56.3%

	Nine Months Ended September 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$644,753
Purchases of receivable portfolios	250,107	—	250,107
Gross collections(1)	(561,724)	(13,373)	(575,097)
Put-backs and recalls(2)	(2,339)	(4)	(2,343)
Revenue recognized	330,264	10,107	340,371
(Portfolio allowances) portfolio allowance reversals, net	(11,379)	3,270	(8,109)

Balance, end of period	$649,682	$—	$649,682

Revenue as a percentage of collections (3)	58.8%	75.6%	59.2%

(1)	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$108,705	$105,175	$109,494	$98,671
Provision for portfolio allowances	1,616	4,753	5,491	13,401
Reversal of prior allowances	(2,333)	(3,148)	(6,997)	(5,292)

Balance at end of period	$107,988	$106,780	$107,988	$106,780

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Legal collections	$111,334	$94,932	$335,782	$281,504
Collection sites	116,928	83,301	338,439	256,418
Collection agencies	17,715	10,825	43,344	37,236
Other	—	—	—	54

	$245,977	$189,058	$717,565	$575,212

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

The Company evaluates the entire portfolio of property tax payment agreements receivable for impairment. The primary credit quality indicator the Company uses to evaluate its portfolio is lien to value ratio. The Company has not experienced any losses on the property tax payment agreements receivable in its portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the payment agreements are in a priority position over most other liens on the properties, that it will not experience any material losses on the ultimate collection of its property tax payment agreements receivable. Therefore, no allowance has been provided for as of September 30, 2012.

The following table presents the Company’s aging analysis of property tax payment agreements receivable as of September 30, 2012. These amounts do not include the related deferred origination fees or premiums on purchased property tax payment agreements receivable (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total
Property tax payment agreements receivable	$103,856	$4,021	$8,610	$21,729	$138,216

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

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	September 30, 2012	December 31, 2011
Court costs advanced	$252,150	$228,977
Court costs recovered	(74,082)	(60,017)
Court costs reserve	(140,507)	(130,454)

	$37,561	$38,506

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$(132,780)	$(122,920)	$(130,454)	$(113,239)
Provision for court costs	(13,378)	(14,126)	(37,536)	(41,063)
Write-off of reserve after the 36th month	5,651	9,694	27,483	26,950

Balance at end of period	$(140,507)	$(127,352)	$(140,507)	$(127,352)

Note 11: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Prepaid income tax	$8,460	$53
Debt issuance costs, net of amortization	4,371	4,293
Prepaid expenses	4,607	5,232
Security deposit—India building lease	1,631	1,482
Deferred compensation assets	735	722
Recoverable legal fees	1,092	—
Real estate owned	441	—
Other	1,731	186

	$23,068	$11,968

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 12: Debt

The Company is obligated under borrowings as follows (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility	$410,000	$305,000
Propel facility	122,351	—
Senior secured notes	75,000	75,000
Capital lease obligations and other	7,780	8,950

	$615,131	$388,950

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

Provisions of the amended revolving credit facility include:

•

Interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 350 to 400 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate (“ABR”), plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio. ABR, as defined in the agreement, means the highest of (i) the rate of interest publicly announced by SunTrust Bank as its prime rate in effect at its principal office in Atlanta, Georgia, (ii) the federal funds effective rate from time to time, plus 0.5% and (iii) reserved adjusted LIBOR for a one month interest period on the applicable date, plus 1.0%;

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

At September 30, 2012, the outstanding balance on the revolving credit facility was $410.0 million, which bore a weighted average interest rate of 4.16% and 4.13% for the three and nine months ended September 30, 2012, respectively. As discussed above, on April 10 and May 8, 2012, Encore entered into amendments to its revolving credit facility, thereby increasing the aggregate revolving loan commitment by $145.0 million.

Subject to compliance with the revolving credit facility, Encore is authorized by its Board to repurchase up to $50.0 million of its common stock.

Propel Facility

In connection with the Propel Acquisition, as discussed in Note 3 “Business Combination,” the Company entered into a new $160.0 million syndicated loan facility (the “Propel Facility”). The Company financed the Propel Acquisition using the Propel Facility, Encore’s existing revolving credit facility, and cash on hand. In addition to funding a portion of the Propel Acquisition, the Propel Facility will be used to fund future growth at Propel.

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

•	A borrowing base of 90% of the face value of the tax lien collateralized payment arrangements;

•	Interest payable monthly; principal and interest due at maturity;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel Facility and declare all amounts outstanding to be immediately due and payable; and

•	A $40.0 million accordion feature.

The Propel Facility is collateralized by the tax lien collateralized payment agreements and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.

At September 30, 2012, the outstanding balance on the Propel Facility was $122.4 million, which bore a weighted average interest rate of 3.54% and 3.56% for the three months ended September 30, 2012 and the period from acquisition (May 8, 2012) through September 30, 2012, respectively.

Senior Secured Notes

As of September 30, 2012, Encore had $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group. Twenty five million dollars of the senior secured notes bear an annual interest rate of 7.375% and mature in 2018. These notes require quarterly interest only payments through May 2013. Beginning in May 2013, the notes require a quarterly payment of interest plus $1.25 million of principal. The remaining $50.0 million of the senior secured notes bear an annual interest rate of 7.75% and mature in 2017 with principal amortization beginning in December 2012. These notes require quarterly interest only payments through December 2012. Beginning in December 2012, the notes require a quarterly payment of interest plus $2.5 million of principal.

The senior secured notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to the revolving credit facility, the senior secured notes are also collateralized by all assets of the Company, other than the assets of the Propel Entities. The senior secured notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy or liquidation. Additionally, the senior secured notes may be accelerated at the election of the holder or holders of a majority in principal amount of the senior secured notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the senior secured notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the revolving credit facility. Prudential Capital Group and the administrative agent for the lenders of the revolving credit facility have an intercreditor agreement related to pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. Certain terms of the senior secured notes were amended on May 8, 2012, to provide for the change in administrative and collateral agent, the Propel Acquisition, and the addition of the Propel Facility.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of September 30, 2012, the Company’s combined obligations for these computer equipment leases were approximately $7.5 million. These lease obligations require monthly or quarterly payments through July 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Note 13: Income Taxes

During the three months ended September 30, 2012, the Company recorded an income tax provision of $13.9 million, reflecting an effective rate of 39.5% of pretax income from continuing operations. The effective tax rate for the three months ended September 30, 2012 consisted primarily of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.5%, and a provision due to permanent book versus tax differences of 0.3%.

During the three months ended September 30, 2011, the Company recorded an income tax provision of $9.8 million, reflecting an effective rate of 39.1% of pretax income from continuing operations. The effective tax rate for the three months ended September 30, 2011 consisted primarily of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.2%, and a net provision for permanent book versus tax differences of 0.1%.

During the nine months ended September 30, 2012, the Company recorded an income tax provision of $38.4 million, reflecting an effective rate of 39.7% of pretax income from continuing operations. The effective tax rate for the nine months ended September 30, 2012, consisted primarily of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5%, and a provision due to permanent book versus tax differences of 0.5%.

During the nine months ended September 30, 2011, the Company recorded an income tax provision of $27.7 million, reflecting an effective rate of 38.9% of pretax income from continuing operations. The effective tax rate for the nine months ended September 30, 2011, consisted primarily of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a provision for state taxes of 6.2%, and a benefit for permanent book versus tax differences of 0.1%.

The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday for the next eight years and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2012 was immaterial.

As of September 30, 2012, the Company had a gross unrecognized tax benefit of $1.5 million that, if recognized, would result in a net tax benefit of approximately $0.9 million and would have a positive effect on the Company’s effective tax rate. During the three and nine months ended September 30, 2012, there was a reduction in the gross unrecognized tax benefit of $0.4 million.

During the three and nine months ended September 30, 2012, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed earnings of these subsidiaries during the three and nine months ended September 30, 2012, were approximately $2.1 million and $5.8 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 14: Purchase Concentrations

The following table summarizes purchases by seller sorted by total aggregate cost (in thousands, except percentages):

	Nine Months Ended September 30, 2012
	Cost	%
Seller 1	$130,592	31.9%
Seller 2	81,843	20.0%
Seller 3	59,527	14.6%
Seller 4	30,469	7.5%
Seller 5	30,418	7.4%
Other sellers	75,908	18.6%

	$408,757	100.0%
Adjustments(1)	(334)

Purchases, net	$408,423

(1)	Adjusted for Put-backs and Recalls.

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

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. As of September 30, 2012, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2012, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $861.4 million for a purchase price of approximately $46.7 million. The Company has no purchase commitments extending past one year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Portfolio purchasing and recovery	$140,682	$115,843	$405,818	$332,262
Tax lien transfer (1)	4,110	—	6,442	—

	$144,792	$115,843	$412,260	$332,262

Operating income:
Portfolio purchasing and recovery	$42,554	$34,120	$122,465	$96,231
Tax lien transfer (1)	2,055	—	2,874	—

	44,609	34,120	125,339	96,231
Depreciation and amortization	1,533	1,054	4,193	2,916
Stock-based compensation	1,905	2,405	6,710	5,980
Other expense	5,976	5,517	17,639	16,319

Income from continuing operations before income taxes	$35,195	$25,144	$96,797	$71,016

(1)	Nine months ended September 30, 2012 data for the tax lien transfer segment only includes the period from May 8, 2012 (date of acquisition) through September 30, 2012.

Additionally, assets are allocated to operating segments for management review. As of September 30, 2012, total segment assets were $914.8 million and $194.3 million for the portfolio purchasing and recovery segment and tax lien transfer segment, respectively.

Note 17: Goodwill and Identifiable Intangible Assets

In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value.

As discussed in Note 2, “Discontinued Operations,” on May 16, 2012, the Company completed the sale of substantially all of the assets and certain liabilities of Ascension to AIS.

In connection with the preparation of its financial statements and based, in part, on the anticipated disposition of Ascension, the Company performed an interim goodwill impairment test for Ascension as of March 31, 2012 and concluded that Ascension’s entire goodwill balance of $9.9 million was impaired. Additionally, the Company wrote-off Ascension’s remaining identifiable intangible assets of approximately $0.4 million as of March 31, 2012.

As of September 30, 2012, the Company has two reporting units that carry goodwill: portfolio purchasing and recovery and tax lien transfer. Annual testing is performed as of October 1st for the portfolio purchasing and recovery reporting unit and as of April 1st for the tax lien transfer reporting unit.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$—	$—	$—	$6,000	$(5,538)	$462
Trade name and other	570	(55)	515	—	—	—

Total intangible assets subject to amortization	$570	$(55)	$515	$6,000	$(5,538)	$462

Intangible assets not subject to amortization:
Goodwill – portfolio purchasing and recovery			$6,047			$6,047
Goodwill – tax lien transfer			49,399			—
Goodwill – bankruptcy servicing			—			9,938

Total goodwill			$55,446			$15,985

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business and Operating Segments

We are a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of assets. We purchase portfolios of defaulted consumer receivables and manage them by partnering with individuals as they repay their obligations and work toward financial recovery. In addition, through our subsidiary Propel Financial Services, LLC (“Propel”), we assist Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by tax liens on the property.

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

Portfolio purchasing and recovery

Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs a suite of proprietary statistical and behavioral models across the full extent of our operations. These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and precisely align the accounts we purchase with our operational channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States, and possess one of the industry’s best collection staff retention rates.

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

Tax lien transfer

Our tax lien transfer segment focuses on the property tax financing industry. Our principal activity is originating and servicing property tax lien transfers in the state of Texas. With the property owner’s consent, we pay the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to us. We then enter into a payment agreement with the property owner creating an affordable payment plan. Revenue from our tax lien transfer segment for the period May 8, 2012 (date of acquisition) through September 30, 2012, comprised 3% and 2% of total consolidated revenues for the three and nine months ended September 30, 2012, respectively. Operating income from our tax lien transfer segment for the period May 8, 2012 (date of acquisition) through September 30, 2012, comprised 5% and 2% of our total consolidated operating income for the three and nine months ended September 30, 2012, respectively.

Discontinued Operations

On May 16, 2012, we completed the sale of substantially all of the assets and certain of the liabilities of our bankruptcy servicing subsidiary Ascension Capital Group, Inc. (“Ascension”). Accordingly, Ascension’s results of operations are reflected as discontinued operations in our condensed consolidated statements of comprehensive income.

Portfolio Purchasing and Recovery Market Overview

While there has been improvement in macroeconomic indicators during the last three months, a broad economic recovery has yet to fully materialize for the U.S. consumer. Slow job growth, uncertainty over state and federal taxes, and limited credit availability continue to challenge U.S. consumers, as demonstrated by weak consumer spending and volatile but rising consumer confidence levels.

Despite this macroeconomic uncertainty through the third quarter of 2012, most of our internal collection metrics were consistent with, or better than, what we observed during the same periods in 2010 and 2011. To illustrate, payer rates, adjusted for changes in the mix of settlements-in-full versus payment plans, remained consistent. As compared to prior years, more of our consumers continue to opt to settle their debt obligations through payment plans as opposed to one-time settlements. Settlements made through payment plans impact our recoveries in two ways. First, the delay in cash flows from payments received over extended time periods may result in a provision for portfolio allowance. When a long-term payment stream (as compared to a one-time payment of the same amount) is discounted using a pool group’s internal rate of return, or IRR, the net present value is lower. In other words, despite the absolute value of total cash received being identical in both scenarios, accounting for the timing of cash flows in a payment plan yields a lower net present value, which, in turn, can result in a provision for portfolio allowance. Despite this, as a result of our cautious approach to setting initial pool groups’ internal rates of return, we have experienced no provisions for portfolio allowances for the 2009 – 2012 pool groups. Second, payment plans inherently contain the possibility of consumers failing to complete all scheduled payments, which we term a “broken payer.”

The rate at which consumers are honoring their obligations and completing their payment plans has continued to increase over the last nine months. We believe this is the result of two factors: our commitment to partner effectively with consumers during their recovery process and the strength of our analytic platform, which allows us to make accurate and timely decisions about how best to maximize our portfolio returns. Nevertheless, payment plans may still produce broken payers that fail to fulfill all scheduled payments. When this happens, we are often successful in getting the consumer back on plan, but this is not always the case, and in those instances where we are unable to do so, we may experience a shortfall in recoveries as compared to our initial forecasts. Please refer to “Management’s Discussion and Analysis – Revenue” below for a more detailed explanation of the provision for portfolio allowances.

We have recently seen a meaningful increase in the prices for portfolios directly from credit issuers, especially for fresh portfolios. These are portfolios that are generally transacted within 6 months of the consumer’s account being charged-off by the financial institution. We believe this pricing increase is due to a reduction in supply of charged-off accounts and constant demand in the marketplace. Given shifts in underwriting standards by financial institutions resulting in the lower volumes of charged-off accounts, we expect that the pricing will remain at these elevated levels for a period of time. We believe that this will reverse itself when buyers of these portfolios are unable to realize a profit after paying elevated prices. We do not expect the current supply environment to have a material impact on our portfolio purchases for 2012, as we fulfilled much of our planned 2012 portfolio acquisition in the first half of the year, when pricing was more favorable. However, our ability to purchase additional portfolios in 2013 at favorable prices may be adversely impacted unless this trend is reversed in the near term. Should pricing trends continue in this manner, we expect to adjust our purchasing strategies away from fresh portfolios, and towards portfolios in alternative asset classes or with higher aging, where our operational model allows us to continue to be profitable.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Credit card	$28,547	$52,821	$338,776	$229,069
Telecom	18,764	12,910	69,981	19,394
Consumer bankruptcy(1)	—	—	—	1,644

	$47,311	$65,731	$408,757	$250,107

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the three months ended September 30, 2012, we invested $47.3 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $1.1 billion, for an average purchase price of 4.5% of the face value of the purchased receivables. This is an $18.4 million decrease, or 28.0%, in the amount invested, compared to the $65.7 million invested during the three months ended September 30, 2011, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $2.0 billion for an average purchase price of 3.2% of the face value of the purchased receivables.

During the nine months ended September 30, 2012, we invested $408.8 million in receivable portfolios, primarily for charged-off credit card portfolios with face values aggregating $10.0 billion, for an average purchase price of 4.1% of the face value of the purchased receivables. This is a $158.7 million increase, or 63.5%, in the amount invested, compared to the $250.1 million invested during the nine months ended September 30, 2011, to acquire receivable portfolios, primarily consisting of charged-off credit card portfolios, with a face value aggregating $7.9 billion for an average purchase price of 3.2% of the face value of the purchased receivables. Included in our portfolio purchases for the nine months ended September 30, 2012, is a single, one-time purchase of more than $100.0 million.

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

Collections by Channel

We utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Legal collections	$111,334	$94,932	$335,782	$281,504
Collection sites	116,928	83,301	338,439	256,418
Collection agencies	17,715	10,825	43,344	37,236
Other	—	—	—	54

	$245,977	$189,058	$717,565	$575,212

Gross collections increased $56.9 million, or 30.1%, to $246.0 million during the three months ended September 30, 2012, from $189.1 million during the three months ended September 30, 2011. Gross collections increased $142.4 million, or 24.8%, to $717.6 million during the nine months ended September 30, 2012, from $575.2 million during the nine months ended September 30, 2011.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except per share amounts and percentages):

	Three Months Ended September 30,
	2012		2011
Revenues
Revenue from receivable portfolios, net	$140,682	97.2%	$115,843	100.0%
Net interest income — tax lien transfer	4,110	2.8%	—	0.0%

Total revenues	144,792	100.0%	115,843	100.0%

Operating expenses
Salaries and employee benefits	25,397	17.5%	20,087	17.3%
Cost of legal collections	43,544	30.1%	40,169	34.7%
Other operating expenses	14,829	10.3%	9,904	8.5%
Collection agency commissions	4,227	2.9%	3,264	2.8%
General and administrative expenses	14,091	9.7%	10,704	9.3%
Depreciation and amortization	1,533	1.1%	1,054	0.9%

Total operating expenses	103,621	71.6%	85,182	73.5%

Income from operations	41,171	28.4%	30,661	26.5%

Other (expense) income
Interest expense	(7,012)	(4.8)%	(5,175)	(4.5)%
Other income	1,036	0.7%	(342)	(0.3)%

Total other expense	(5,976)	(4.1)%	(5,517)	(4.8)%

Income from continuing operations before income taxes	35,195	24.3%	25,144	21.7%
Provision for income taxes	(13,887)	(9.6)%	(9,834)	(8.5)%

Income from continuing operations	21,308	14.7%	15,310	13.2%
Income (loss) from discontinued operations, net of tax	—	0.0%	60	0.1%

Net income	$21,308	14.7%	$15,370	13.3%

	Nine Months Ended September 30,
	2012		2011
Revenues
Revenue from receivable portfolios, net	$405,818	98.4%	$332,262	100.0%
Net interest income – tax lien transfer	6,442	1.6%	—	0.0%

Total revenues	412,260	100.0%	332,262	100.0%

Operating expenses
Salaries and employee benefits	72,891	17.7%	57,458	17.3%
Cost of legal collections	123,203	29.9%	117,364	35.3%
Other operating expenses	38,854	9.4%	26,944	8.1%
Collection agency commissions	12,352	3.0%	10,774	3.2%
General and administrative expenses	46,331	11.2%	29,471	8.9%
Depreciation and amortization	4,193	1.0%	2,916	0.9%

Total operating expenses	297,824	72.2%	244,927	73.7%

Income from operations	114,436	27.8%	87,335	26.3%

Other (expense) income
Interest expense	(19,024)	(4.6)%	(16,137)	(4.8)%
Other income	1,385	0.3%	(182)	(0.1)%

Total other expense	(17,639)	(4.3)%	(16,319)	(4.9)%

Income from continuing operations before income taxes	96,797	23.5%	71,016	21.4%
Provision for income taxes	(38,393)	(9.3)%	(27,658)	(8.3)%

Income from continuing operations	58,404	14.2%	43,358	13.1%
(Loss) income from discontinued operations, net of tax	(9,094)	(2.2)%	466	0.1%

Net income	$49,310	12.0%	$43,824	13.2%

Comparison of Results of Operations

Revenues

Our revenues consist primarily of portfolio revenue and interest income net of related interest expense from property tax payment agreements receivable.

Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the IRR derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Interest income, net of related interest expense represents net interest income on property tax payment agreements receivable.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended September 30, 2012					As of September 30, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$6,388	$5,469	85.6%	$919	3.9%	$—	—
2005	2,767	760	27.5%	135	0.4%	3,127	5.8%
2006	2,884	1,811	62.8%	(998)	1.3%	10,798	5.1%
2007	3,873	2,045	52.8%	(247)	1.6%	11,974	5.1%
2008	13,881	7,478	53.9%	908	5.3%	36,946	6.1%
2009	25,881	16,506	63.8%	—	11.8%	54,724	9.0%
2010	52,328	32,612	62.3%	—	23.3%	120,327	8.1%
2011	71,657	40,800	56.9%	—	29.2%	221,790	5.6%
2012	66,306	32,484	49.0%	—	23.2%	351,934	3.1%

Total	$245,965	$139,965	56.9%	$717	100.0%	$811,620	5.1%

	Three Months Ended September 30, 2011					As of September 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$5,624	$4,173	74.2%	$1,455	3.6%	$—	—
2005	4,172	1,912	45.8%	1,313	1.6%	10,103	5.7%
2006	4,197	3,278	78.1%	(1,571)	2.8%	20,172	5.1%
2007	8,235	4,452	54.1%	(1,680)	3.8%	21,241	5.1%
2008	19,779	11,660	59.0%	(1,122)	9.9%	66,224	5.4%
2009	37,895	25,372	67.0%	—	21.6%	98,187	7.9%
2010	69,460	43,196	62.2%	—	36.8%	213,962	6.2%
2011	39,668	23,405	59.0%	—	19.9%	219,793	3.9%

Total	$189,030	$117,448	62.1%	$(1,605)	100.0%	$649,682	5.5%

	Nine Months Ended September 30, 2012					As of September 30, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$20,560	$17,627	85.7%	$2,933	4.4%	$—	—
2005	9,403	3,116	33.1%	1,110	0.7%	3,127	5.8%
2006	10,059	6,457	64.2%	(2,993)	1.6%	10,798	5.1%
2007	13,498	7,143	52.9%	(123)	1.7%	11,974	5.1%
2008	46,761	24,955	53.4%	579	6.2%	36,946	6.1%
2009	88,278	54,592	61.8%	—	13.5%	54,724	9.0%
2010	175,093	104,705	59.8%	—	25.9%	120,327	8.1%
2011	237,268	125,248	52.8%	—	31.0%	221,790	5.6%
2012	116,597	60,469	51.9%	—	15.0%	351,934	3.1%

Total	$717,517	$404,312	56.3%	$1,506	100.0%	$811,620	5.1%

	Nine Months Ended September 30, 2011					As of September 30, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$13,373	$10,107	75.6%	$3,270	3.0%	$—	—
2004	1,462	196	13.4%	102	0.1%	—	0.0%
2005	14,723	6,854	46.6%	656	2.0%	10,103	5.7%
2006	14,558	11,097	76.2%	(5,257)	3.3%	20,172	5.1%
2007	33,863	20,503	60.5%	(3,524)	5.9%	21,241	5.1%
2008	69,964	39,773	56.8%	(3,356)	11.7%	66,224	5.4%
2009	131,668	82,108	62.4%	—	24.1%	98,187	7.9%
2010	225,450	129,187	57.3%	—	38.0%	213,962	6.2%
2011	70,036	40,546	57.9%	—	11.9%	219,793	3.9%

Total	$575,097	$340,371	59.2%	$(8,109)	100.0%	$649,682	5.5%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $144.8 million during the three months ended September 30, 2012, an increase of $29.0 million, or 25.0%, compared to total revenues of $115.8 million during the three months ended September 30, 2011. Total revenues were $412.3 million during the nine months ended September 30, 2012, an increase of $80.0 million, or 24.1%, compared to total revenues of $332.3 million during the nine months ended September 30, 2011.

Revenue from our portfolio purchasing and recovery segment was $140.7 million during the three months ended September 30, 2012, an increase of $24.9 million, or 21.4%, compared to revenue of $115.8 million during the three months ended September 30, 2011. Portfolio revenue was $405.8 million during the nine months ended September 30, 2012, an increase of $73.5 million, or 22.1%, compared to portfolio revenue of $332.3 million during the nine months ended September 30, 2011. The increase in portfolio revenue during the three and nine months ended September 30, 2012 was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and nine months ended September 30, 2012 compared to the same periods of the prior year. During the three months ended September 30, 2012, we recorded a net portfolio allowance reversal of $0.7 million, compared to a net portfolio allowance provision of $1.6 million during the three months ended September 30, 2011. During the nine months ended September 30, 2012, we recorded a net portfolio allowance reversal of $1.5 million, compared to a net portfolio allowance provision of $8.1 million during the nine months ended September 30, 2011.

Net interest income from our tax lien transfer segment was $4.1 million and $6.4 million for the three months ended September 30, 2012 and the period from acquisition (May 8, 2012) through September 30, 2012, respectively.

Operating Expenses

Total operating expenses were $103.6 million during the three months ended September 30, 2012, an increase of $18.4 million, or 21.6%, compared to total operating expenses of $85.2 million during the three months ended September 30, 2011.

Total operating expenses were $297.8 million during the nine months ended September 30, 2012, an increase of $52.9 million, or 21.6%, compared to total operating expenses of $244.9 million during the nine months ended September 30, 2011.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Salaries and employee benefits increased $5.3 million, or 26.4%, to $25.4 million during the three months ended September 30, 2012, from $20.1 million during the three months ended September 30, 2011. The increase was primarily the result of increases in headcount and related compensation expense to support the growth in our portfolio purchasing and recovery business and the acquisition of Propel Financial Services, LLC, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). The increase was offset by a decrease in stock-based compensation expense of $0.5 million primarily due to the impact of the acceleration of certain equity awards during the three months ended September 30, 2011. Salaries and employee benefits related to our internal legal channel were approximately $1.8 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively.

Salaries and employee benefits, increased $15.4 million, or 26.9%, to $72.9 million during the nine months ended September 30, 2012, from $57.5 million during the nine months ended September 30, 2011. The increase was primarily the result of increases in headcount and related compensation expense to support our growth, and an increase of $0.7 million in stock-based compensation expense primarily due to higher fair value of equity awards granted in recent periods. Salaries and employee benefits related to our internal legal channel were approximately $4.7 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Salaries and employee benefits:
Portfolio purchasing and recovery	$24,304	$20,087	$71,110	$57,458
Tax lien transfer(1)	1,093	—	1,781	—

	$25,397	$20,087	$72,891	$57,458

(1)	Nine months ended September 30, 2012 data for the tax lien transfer segment only includes the period from May 8, 2012 (date of acquisition) through September 30, 2012.

Cost of legal collections – Portfolio purchasing and recovery

The cost of legal collections increased $3.3 million, or 8.4%, to $43.5 million during the three months ended September 30, 2012, compared to $40.2 million during the three months ended September 30, 2011. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was partially the result of a net increase of $1.4 million in contingent fees paid to our network of attorneys related to an increase of $16.4 million, or 17.3%, in gross collections, offset by a reduction in commission rates. Gross legal collections amounted to $111.3 million during the three months ended September 30, 2012, up from $94.9 million collected during the three months ended September 30, 2011. The increase was also attributable to an increase of $1.7 million in upfront litigation costs expensed during the period. The cost of legal collections decreased as a percent of gross collections through this channel to 39.1% during the three months ended September 30, 2012, from 42.3% during the three months ended September 30, 2011, primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

The cost of legal collections increased $5.8 million, or 5.0%, to $123.2 million during the nine months ended September 30, 2012, compared to $117.4 million during the nine months ended September 30, 2011. The increase in the cost of legal collections was primarily the result of an increase of $6.0 million in contingent fees paid to our network of attorneys related to an increase of $54.3 million, or 19.3%, in gross collections, offset by a reduction in commission rates. Gross legal collections amounted to $335.8 million during the nine months ended September 30, 2012, up from $281.5 million collected during the nine months ended September 30, 2011. The cost of legal collections decreased as a percent of gross collections through this channel to 36.7% during the nine months ended September 30, 2012, from 41.7% during the nine months ended September 30, 2011, primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Collections(1)	$111,334	100.0%	$94,932	100.0%	$335,782	100.0%	$281,504	100.0%

Court costs advanced	23,059	20.7%	23,367	24.6%	68,280	20.3%	71,019	25.2%
Court costs deferred	(7,416)	(6.6)%	(9,468)	(10.0)%	(29,989)	(8.9)%	(32,096)	(11.4)%

Court cost expense(2)	15,643	14.1%	13,899	14.6%	38,291	11.4%	38,923	13.8%
Other(3)	686	0.6%	445	0.5%	1,857	0.6%	1,360	0.5%
Commissions	27,215	24.4%	25,825	27.2%	83,055	24.7%	77,081	27.4%

Total Costs	$43,544	39.1%	$40,169	42.3%	$123,203	36.7%	$117,364	41.7%

(1)

Includes collections from our internal legal channel of approximately $5.1 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively; and approximately $12.3 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $1.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively; and approximately $4.4 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $4.9 million, or 49.7%, to $14.8 million during the three months ended September 30, 2012, from $9.9 million during the three months ended September 30, 2011. The increase was primarily the result of an increase of $2.6 million in direct mail campaign expenses, an increase of $0.5 million in telephone expenses, an increase of $0.5 million in media-related expenses, and a net increase in various other operating expenses of $1.3 million, primarily to support our growth.

Other operating expenses increased $11.9 million, or 44.2%, to $38.8 million during the nine months ended September 30, 2012, from $26.9 million during the nine months ended September 30, 2011. The increase was primarily the result of an increase of $5.3 million in direct mail campaign expenses, an increase of $1.5 million in media-related expenses, an increase of $0.9 million in telephone expenses, an increase of $0.7 million in recruiting expenses, an increase of $0.7 million in advertising expenses related to the Propel Entities, and a net increase in various other operating expenses of $2.8 million, primarily to support our growth.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other operating expenses:
Portfolio purchasing and recovery	$14,339	$9,904	$37,794	$26,944
Tax lien transfer(1)	490	—	1,060	—

	$14,829	$9,904	$38,854	$26,944

(1)	Nine months ended September 30, 2012 data for the tax lien transfer segment only includes the period from May 8, 2012 (date of acquisition) through September 30, 2012.

Collection agency commissions – Portfolio purchasing and recovery

During the three months ended September 30, 2012, we incurred $4.2 million in commissions to third party collection agencies, or 23.9% of the related gross collections of $17.7 million, compared to $3.3 million in commissions, or 30.2%, of the related gross collections of $10.8 million, during the three months ended September 30, 2011. During the quarter ended June 30, 2012, we acquired a large portfolio from a competitor where most of the customer’s accounts had been placed with third party collection agencies. We have slowly transitioned these accounts from collection agencies to our internal operating sites. Until such transition is complete, there may be an increase in agency collections and related commissions. During the three months ended September 30, 2012, we experienced an increased in such collections and commissions. During the same period, the commission rate decrease as compared to the prior year as a result of the lower commission rates negotiated with the agencies where these accounts had been placed as compared to the average rates paid to other third party collection agencies.

During the nine months ended September 30, 2012, we incurred $12.4 million in commissions to third party collection agencies, or 28.5%, of the related gross collections of $43.3 million, compared to $10.8 million in commissions, or 28.9%, of the related gross collections of $37.2 million, during the nine months ended September 30, 2011. As discussed above, the increase in collections and commissions and decrease in commission rate as a percentage of the related gross collections were primarily due to the accounts placed with third party collection agencies related to our large portfolio purchase in the second quarter of 2012.

General and administrative expenses

General and administrative expenses increased $3.4 million, or 31.6%, to $14.1 million during the three months ended September 30, 2012, from $10.7 million during the three months ended September 30, 2011. The increase was primarily the result of increased corporate legal expenses and general and administrative costs associated with Propel of $0.5 million.

General and administrative expenses increased $16.8 million, or 57.2%, to $46.3 million during the nine months ended September 30, 2012, from $29.5 million during the nine months ended September 30, 2011. The increase was primarily the result of $4.3 million in legal, accounting and consulting fees attributable to the Propel Acquisition, an increase of $3.3 million in costs related to legal settlements, an increase of $3.6 million in corporate legal expenses, an increase of $0.8 million in building rent, general and administrative costs associated with Propel of $0.7 million, and a net increase in other general and administrative expenses of $4.1 million.

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General and administrative expenses:
Portfolio purchasing and recovery	$13,619	$10,704	$45,604	$29,471
Tax lien transfer(1)	472	—	727	—

	$14,091	$10,704	$46,331	$29,471

(1)	Nine months ended September 30, 2012 data for the tax lien transfer segment only includes the period from May 8, 2012 (date of acquisition) through September 30, 2012.

Depreciation and amortization

Depreciation and amortization expense increased $0.4 million, or 45.4%, to $1.5 million during the three months ended September 30, 2012, from $1.1 million during the three months ended September 30, 2011. Depreciation and amortization expense increased $1.3 million, or 43.8%, to $4.2 million during the nine months ended September 30, 2012, from $2.9 million during the nine months ended September 30, 2012. The increases during the three and nine months ended September 30, 2012 were primarily related to increased depreciation expenses resulting from our acquisition of fixed assets in recent periods.

Cost per Dollar Collected – Portfolio purchasing and recovery

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended September 30,
	2012					2011
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$111,334	$43,544		39.1%	17.7%	$94,932	$40,169		42.3%	21.3%
Collection sites	116,928	6,944	(2)	5.9%	2.8%	83,301	6,035	(2)	7.2%	3.2%
Collection agency outsourcing	17,715	4,227		23.9%	1.7%	10,825	3,264		30.2%	1.7%
Other indirect costs(3)	—	44,946		—	18.3%	—	33,309		—	17.6%

Total	$245,977	$99,661	(4)		40.5%	$189,058	$82,777	(4)		43.8%

	Nine Months Ended September 30,
	2012					2011
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$335,782	$123,203		36.7%	17.2%	$281,504	$117,364		41.7%	20.4%
Collection sites	338,439	20,096	(2)	5.9%	2.8%	256,418	19,272	(2)	7.5%	3.3%
Collection agency outsourcing	43,344	12,352		28.5%	1.7%	37,236	10,774		28.9%	1.9%
Other	—	—		—	—	54	—		—	—
Other indirect costs(3)	—	131,895		—	18.4%	—	91,537		—	15.9%

Total	$717,565	$287,546	(4)		40.1%	$575,212	$238,947	(4)		41.5%

(1)

Collections include collections from our internal legal channel of approximately $5.1 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively; and approximately $12.3 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively. Court costs expensed through our internal legal channel were approximately $1.7 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively; and approximately $4.4 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Cost in collection sites represents only Account Manager and their supervisors’ salaries, variable compensation and employee benefits.
(3)

Other indirect costs represent non-collection salaries and employee benefits, Internal Legal department salaries, and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. Included in other indirect costs were costs related to our internal legal channel of approximately $2.7 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively; approximately $6.8 million and $2.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents the items for reconciliation of operating expenses, excluding stock-based compensation expense, tax lien transfer operating expenses, and acquisition related expenses to GAAP total operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP total operating expenses, as reported	$103,621	$85,182	$297,824	$244,927
Stock-based compensation expense	(1,905)	(2,405)	(6,710)	(5,980)
Tax lien transfer segment operating expenses	(2,055)	—	(3,568)	—
Acquisition related expenses	—	—	(4,263)	—

During the three months ended September 30, 2012, cost per dollar collected decreased by 330 basis points to 40.5% of gross collections from 43.8% of gross collections during the three months ended September 30, 2011. This decrease was due to several factors, including:

•

The cost of legal collections as a percentage of total collections decreased to 17.7% during the three months ended September 30, 2012, from 21.2% during the three months ended September 30, 2011 and, as a percentage of legal collections, decreased to 39.1% from 42.3%. The decreases were primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

•

The cost from our collection sites, which includes Account Manager salaries, variable compensation, and employee benefits, as a percentage of total collections, decreased to 2.8% during the three months ended September 30, 2012, from 3.2% during the three months ended September 30, 2011 and, as a percentage of our site collections, decreased to 5.9% from 7.2%. The decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

•

Collection agency commissions, as a percentage of total collections, remained consistent at 1.7% during the three months ended September 30, 2012 and 2011. Our collection agency commission rate decreased to 23.9% during the three months ended September 30, 2012, from 30.2% during the same period in the prior year. During the second quarter of 2012, we acquired a large portfolio from a competitor where most of the customer’s accounts had been placed with third party collection agencies. During the three months ended September 30, 2012, the commission rate decreased as compared to the prior year as a result of lower commission rates negotiated with the agencies where these accounts had been placed as compared to the average rates paid to other third party collection agencies.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, of 70 basis points, to 18.3% for the three months ended September 30, 2012, from 17.6% for the three months ended September 30, 2011. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate legal expenses, increases in headcount and increases in other general and administrative expenses, to support our growth.

During the nine months ended September 30, 2012, cost per dollar collected decreased by 140 basis points to 40.1% of gross collections from 41.5% of gross collections during the nine months ended September 30, 2011. This decrease was due to several factors, including:

•

The cost of legal collections as a percentage of total collections decreased to 17.2% during the nine months ended September 30, 2012, from 20.4% during the nine months ended September 30, 2011 and, as a percentage of legal collections, decreased to 36.7% from 41.7%. The decreases were primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

•

The cost from our collection sites, which includes Account Manager salaries, variable compensation, and employee benefits, as a percentage of total collections, decreased to 2.8% during the nine months ended September 30, 2012, from 3.3% during the nine months ended September 30, 2011 and, as a percentage of our site collections, decreased to 5.9% from 7.5%. The decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.7% during the nine months ended September 30, 2012, from 1.9% during the same period in the prior year. Our collection agency commission rate decreased to 28.5% during the nine months ended September 30, 2012, from 28.9% during the same period in the prior year. As discussed above, the decrease in our commission rate was a result of the lower commission rates negotiated with the collection agencies in connection with our large portfolio purchase in the second quarter of 2012.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, of 250 basis points, to 18.4% for the nine months ended September 30, 2012, from 15.9% for the nine months ended September 30, 2011. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate legal expenses and increases in headcount and general and administrative expenses, to support our growth.

Interest Expense – Portfolio purchasing and recovery

Interest expense increased $1.8 million, or 35.5%, to $7.0 million during the three months ended September 30, 2012, from $5.2 million during the three months ended September 30, 2011. Interest expense increased $2.9 million, or 17.9%, to $19.0 million during the nine months ended September 30, 2012, from $16.1 million during the nine months ended September 30, 2011.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Stated interest on debt obligations	$6,397	$4,710	$1,687	35.8%
Amortization of loan fees and other loan costs	615	465	150	32.3%

Total interest expense	$7,012	$5,175	$1,837	35.5%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Stated interest on debt obligations	$17,379	$14,770	$2,609	17.7%
Amortization of loan fees and other loan costs	1,645	1,367	278	20.3%

Total interest expense	$19,024	$16,137	$2,887	17.9%

Stated interest on debt obligations increased $1.7 million during the three months ended September 30, 2012, compared to the same period of the prior year. Stated interest on debt obligations increased $2.6 million during the nine months ended September 30, 2012, compared to the same period of the prior year. The increases in stated interest on debt obligations for the three and nine months ended September 30, 2012, were primarily due to higher outstanding loan balances under our revolving credit facility.

Provision for Income Taxes

During the three months ended September 30, 2012, we recorded an income tax provision of $13.9 million, reflecting an effective rate of 39.5% of pretax income from continuing operations. The effective tax rate for the three months ended September 30, 2012 consisted primarily of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.5%, and a provision due to permanent book versus tax differences of 0.3%.

During the three months ended September 30, 2011, we recorded an income tax provision of $9.8 million, reflecting an effective rate of 39.1% of pretax income from continuing operations. The effective tax rate for the three months ended September 30, 2011 consisted primarily of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.2%, and a net provision for permanent book versus tax differences of 0.1%.

During the nine months ended September 30, 2012, we recorded an income tax provision of $38.4 million, reflecting an effective rate of 39.7% of pretax income from continuing operations. The effective tax rate for the nine months ended September 30, 2012 consisted primarily of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.5%, and a provision due to permanent book versus tax differences of 0.5%.

During the nine months ended September 30, 2011, we recorded an income tax provision of $27.7 million, reflecting an effective rate of 38.9% of pretax income from continuing operations. The effective tax rate for the nine months ended September 30, 2011 consisted primarily of a provision for federal income taxes of 32.8% (which is net of a benefit for state taxes of 2.2%), a blended provision for state taxes of 6.2% and a benefit for permanent book versus tax differences of 0.1%.

The increase in our overall effective tax rate from September 30, 2011 to September 30, 2012 was primarily attributable to an increase in the effective tax rate in India. Our operations in India benefited from a tax holiday, which expired on March 31, 2011. Our subsidiary in Costa Rica is operating under a 100% tax holiday for the next eight years and a 50% tax holiday for the following four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2012 was immaterial.

Supplemental Performance Data – Portfolio purchasing and recovery

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through September 30, 2012
			< 2006	2006	2007	2008	2009	2010	2011	2012	Total(2)	CCM(3)
< 2005	$385,469	(4)	$974,411	$164,211	$85,333	$45,893	$27,708	$19,986	$15,180	$8,939	$1,341,661	3.5
2005	192,585		66,491	129,809	109,078	67,346	42,387	27,210	18,651	10,040	471,012	2.4
2006	141,027		—	42,354	92,265	70,743	44,553	26,201	18,306	10,065	304,487	2.2
2007	204,067		—	—	68,048	145,272	111,117	70,572	44,035	23,504	462,548	2.3
2008	227,787		—	—	—	69,049	165,164	127,799	87,850	47,129	496,991	2.2
2009	253,342		—	—	—	—	96,529	206,773	164,605	88,411	556,318	2.2
2010	358,567		—	—	—	—	—	125,853	288,788	175,124	589,765	1.6
2011	384,918		—	—	—	—	—	—	123,596	237,708	361,304	0.9
2012	408,063		—	—	—	—	—	—	—	116,597	116,597	0.3

Total	$2,555,825		$1,040,902	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$717,517	$4,700,683	1.8

(1)

Adjusted for put-backs, account recalls, and purchase price rescissions. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represents accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2012, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2012 – collections as a multiple of purchase price.
(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections(4)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
< 2005	$385,469	(3)	$1,341,661	$5,406	$1,347,067	3.5
2005	192,585		471,012	9,208	480,220	2.5
2006	141,027		304,487	19,494	323,981	2.3
2007	204,067		462,548	41,423	503,971	2.5
2008	227,787		496,991	82,347	579,338	2.5
2009	253,342		556,318	177,848	734,166	2.9
2010	358,567		589,765	374,208	963,973	2.7
2011	384,918		361,304	533,089	894,393	2.3
2012	408,063		116,597	646,781	763,378	1.9

Total	$2,555,825		$4,700,683	$1,889,804	$6,590,487	2.6

(1)	Adjusted for Put-Backs, Recalls, and purchase price rescissions.
(2)	Cumulative collections from inception through September 30, 2012, excluding collections on behalf of others.
(3)	From inception through December 31, 2004.
(4)	Estimated remaining collections include anticipated collections beyond our 84 to 96 month collection forecast.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1)
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
< 2005	$5,406	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5,406
2005	1,851	4,458	2,225	674	—	—	—	—	—	—	—	9,208
2006	2,634	11,370	3,367	1,495	628	—	—	—	—	—	—	19,494
2007	5,684	17,893	8,893	3,904	2,959	2,090	—	—	—	—	—	41,423
2008	11,543	33,169	18,467	9,721	5,224	2,982	1,241	—	—	—	—	82,347
2009	18,179	63,668	44,635	23,506	14,196	8,704	3,293	1,667	—	—	—	177,848
2010	37,483	126,756	85,149	55,584	32,284	19,180	9,090	6,048	2,634	—	—	374,208
2011	54,336	189,701	115,566	71,931	43,356	25,696	15,342	8,672	6,020	2,469	—	533,089
2012	56,048	214,753	152,419	91,136	56,074	34,143	19,032	10,951	6,618	4,539	1,068	646,781

	$193,164	$661,768	$430,721	$257,951	$154,721	$92,795	$47,998	$27,338	$15,272	$7,008	$1,068	$1,889,804

(1)	Estimated remaining collections include anticipated collections beyond our 84 to 96 month collection forecast.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2012	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
2005	$3,127	$192,585	1.6%	0.4%
2006	10,798	141,027	7.7%	1.3%
2007	11,974	204,067	5.9%	1.5%
2008	36,946	227,787	16.2%	4.6%
2009	54,724	253,342	21.6%	6.7%
2010	120,327	358,567	33.6%	14.8%
2011	221,790	384,918	57.6%	27.3%
2012	351,934	408,063	86.2%	43.4%

Total	$811,620	$2,170,356	37.4%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended September 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$869,859	$—	$869,859
Purchases of receivable portfolios	47,311	—	47,311
Gross collections(1)	(239,577)	(6,388)	(245,965)
Put-backs and recalls	(267)	—	(267)
Revenue recognized	134,496	5,469	139,965
(Portfolio allowances) portfolio allowance reversals, net	(202)	919	717

Balance, end of period	$811,620	$—	$811,620

Revenue as a percentage of collections (2)	56.1%	85.6%	56.9%

	Three Months Ended September 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$657,783	$—	$657,783
Purchases of receivable portfolios	65,731	—	65,731
Gross collections(1)	(183,406)	(5,624)	(189,030)
Put-backs and recalls	(641)	(4)	(645)
Revenue recognized	113,275	4,173	117,448
(Portfolio allowances) portfolio allowance reversals, net	(3,060)	1,455	(1,605)

Balance, end of period	$649,682	$—	$649,682

Revenue as a percentage of collections (2)	61.8%	74.2%	62.1%

	Nine Months Ended September 30, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$716,454
Purchases of receivable portfolios	408,757	—	408,757
Gross collections(1)	(696,957)	(20,560)	(717,517)
Put-backs and recalls	(1,892)	—	(1,892)
Revenue recognized	386,685	17,627	404,312
(Portfolio allowances) portfolio allowance reversals, net	(1,427)	2,933	1,506

Balance, end of period	$811,620	$—	$811,620

Revenue as a percentage of collections (2)	55.5%	85.7%	56.3%

	Nine Months Ended September 30, 2011
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$644,753
Purchases of receivable portfolios	250,107	—	250,107
Gross collections(1)	(561,724)	(13,373)	(575,097)
Put-backs and recalls	(2,339)	(4)	(2,343)
Revenue recognized	330,264	10,107	340,371
(Portfolio allowances) portfolio allowance reversals, net	(11,379)	3,270	(8,109)

Balance, end of period	$649,682	$—	$649,682

Revenue as a percentage of collections (2)	58.8%	75.6%	59.2%

(1)	Does not include amounts collected on behalf of others.
(2)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of September 30, 2012, we had $811.6 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Year Ended December 31,	Amortization
2012(1)	$63,525
2013	278,173
2014	193,688
2015	120,556
2016	79,228
2017	49,678
2018	22,532
2019	4,240

Total	$811,620

(1)	2012 amount consists of three months data from October 1, 2012 to December 31, 2012.

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Legal collections	$111,334	$94,932	$335,782	$281,504
Collection sites	116,928	83,301	338,439	256,418
Collection agencies	17,715	10,825	43,344	37,236
Other	—	—	—	54

	$245,977	$189,058	$717,565	$575,212

Legal Outsourcing Costs as a Percentage of Gross Collections by Year of Collection

The following table summarizes our legal outsourcing court cost expense and commissions as a percentage of gross collections by year of collection:

	Collection Year
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	31.3%	33.7%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	32.2%	33.8%	38.0%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	32.5%	32.2%	38.5%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.7%	31.8%	39.7%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.5%	32.1%	42.4%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.4%	30.1%	42.3%
2009	—	—	—	—	—	—	69.7%	41.4%	31.1%	28.5%	42.1%
2010	—	—	—	—	—	—	—	72.5%	39.1%	29.1%	43.1%
2011	—	—	—	—	—	—	—	—	64.5%	34.9%	46.0%
2012	—	—	—	—	—	—	—	—	—	63.1%	63.1%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of September 30,
	2012		2011
	Domestic	International	Domestic	International
General & Administrative	549	528	446	314
Account Manager	201	1,410	221	1,065
Bankruptcy Specialist	—	72	128	92

	750	2,010	795	1,471

Gross Collections by Account Manager

The following table summarizes our collection performance by Account Manager (in thousands, except headcount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross collections—collection sites	$116,928	$83,301	$338,439	$256,418
Average active Account Managers	1,599	1,227	1,422	1,192
Collections per average active Account Manager	$73.1	$67.9	$238.0	$215.1

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to Account Managers (in thousands, except gross collections per hour paid):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross collections—collection sites	$116,928	$83,301	$338,439	$256,418
Total hours paid	730	577	1,873	1,691
Collections per hour paid	$160.2	$144.4	$180.7	$151.6

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross collections—collection sites	$116,928	$83,301	$338,439	$256,418
Direct cost(1)	$6,944	$6,035	$20,096	$19,272
Cost per dollar collected	5.9%	7.2%	5.9%	7.5%

(1)	Represents Account Managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$6,944	$6,035	$20,096	$19,272
Non-collection site salaries and employee benefits	15,455	11,647	44,304	32,206

Subtotal	22,399	17,682	64,400	51,478
Tax lien transfer	1,093	—	1,781	—

	$23,492	$17,682	$66,181	$51,478

(1)	Represents Account Managers and their supervisors’ salaries, variable compensation, and employee benefits.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2010	839	$2,112,332	$81,632
Q2 2010	1,002	2,245,713	83,336
Q3 2010	1,101	2,616,678	77,889
Q4 2010	1,206	3,882,646	119,100
Q1 2011	1,243	2,895,805	90,675
Q2 2011	1,477	2,998,564	93,701
Q3 2011	1,633	2,025,024	65,731
Q4 2011	2,776	3,782,595	136,743
Q1 2012	2,132	2,902,409	130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311

Liquidity and Capital Resources

Overview

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$66,153	$58,231
Net cash used in investing activities	(282,001)	(16,496)
Net cash provided by (used in) financing activities	227,064	(41,968)

On April 10 and May 8, 2012, we entered into amendments to our revolving credit facility. The amendments added new lenders, appointed a new administrative agent, changed the borrowing base advance rate and the method for its calculation, increased the aggregate revolving loan commitment by $145.0 million, from $410.5 million to $555.5 million, and reset the accordion feature to $100.0 million, resulting in a maximum of $655.5 million that can be borrowed under the facility.

On May 8, 2012, in connection with our Propel Acquisition, we entered into a new $160.0 million syndicated loan facility (the “Propel Facility”). The Propel Facility was used to fund a portion of the purchase price and will be used to fund future growth at Propel.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our revolving credit facility. All of our tax lien transfers are funded with cash from Propel operations and borrowings under the Propel Facility. See Note 12 “Debt” to our unaudited condensed consolidated financial statements for a further discussion of our debt.

Operating Cash Flows

Net cash provided by operating activities was $66.2 million and $58.2 million during the nine months ended September 30, 2012 and 2011, respectively.

Cash provided by operating activities during the nine months ended September 30, 2012, was primarily related to net income of $49.3 million and a $10.4 million non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension, which is included in our discontinued operations. Cash provided by operating activities during the nine months ended September 30, 2011, was primarily attributable to net income of $43.8 million and $8.1 million in a non-cash add back related to the net provision for allowance on our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $282.0 million and $16.5 million during the nine months ended September 30, 2012 and 2011, respectively.

The cash flows used in investing activities during the nine months ended September 30, 2012, were primarily related to receivable portfolio purchases of $408.8 million, cash paid for the Propel Acquisition, net of cash acquired, of $186.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $313.2 million. The cash flows used in investing activities during the nine months ended September 30, 2011, were primarily related to receivable portfolio purchases of $250.1 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $234.7 million.

Capital expenditures for fixed assets acquired with internal cash flow were $3.7 million and $3.5 million for nine months ended September 30, 2012 and 2011, respectively.

Financing Cash Flows

Net cash provided by financing activities was $227.1 million during the nine months ended September 30, 2012, and net cash used in financing activities was $42.0 million during the nine months ended September 30, 2011.

The cash provided by financing activities during the nine months ended September 30, 2012, reflects $390.4 million in borrowings under our revolving credit facility and the Propel Facility, including approximately $187.2 million borrowed for our acquisition of the Propel Entities, offset by $163.0 million in repayments of amounts outstanding under our revolving credit facility. The cash used in financing activities during the nine months ended September 30, 2011, reflects $127.0 million in repayments of amounts outstanding under our revolving credit facility, offset by $61.0 million in borrowings under our revolving credit facility and $25.0 million in borrowings under our senior secured notes.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $19.3 million as of September 30, 2012, availability under our revolving credit facilities and our access to capital markets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. At September 30, 2012, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Interest Rate. At September 30, 2012, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

PART II–OTHER INFORMATION

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

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments, or settlements. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We continuously assess the potential liability related to our pending litigation and revise our estimates when additional information becomes available. As of September 30, 2012, we have no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to our financial statements or an estimate cannot yet be determined. Our legal costs are recorded to expense as incurred.

Item 1A–Risk Factors

There is no material change in the information reported under “Part I—Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and “Part II, Item 1A—Risk Factors” in our subsequent quarterly reports on Form 10-Q with the exception of the following:

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. Many provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact the requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, includes, among others, increased cost of operations due to greater regulatory oversight, supervision, and compliance with consumer debt servicing and collection practices.

The Dodd-Frank Act established the Consumer Financial Protection Bureau, or the CFPB, that has broad regulatory powers over debt collectors and virtually all other “covered persons” who have any connection to consumer financial products or services. The CFPB has exclusive rule-making authority with respect to all significant federal statutes that impact the collection industry, including the Fair Debt Collection Practices Act (the “FDCPA”), the Fair Credit Reporting Act (“FCRA”), and others. This means, for example, that the CFPB has the ability to pass rules and regulations that interpret any of the provisions of the FDCPA, potentially impacting all facets of debt collection. Federal agencies, including the CFPB, have been given significant discretion in drafting the rules and regulations that will implement the Dodd-Frank Act. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. In addition, this legislation mandated multiple studies and reports for Congress, which could result in additional legislative or regulatory action.

In addition to the CFPB’s rulemaking authority, the Dodd-Frank Act provides that the CFPB may conduct onsite supervision of “larger participants,” as defined by the CFPB, in the consumer debt collection market. In October 2012, the CFPB announced its final “larger participant” rule pertaining to the debt collection market. Under the final rule, which becomes effective in January 2013, the CFPB defines a “larger participant” in the consumer debt collection market as a covered person with more than $10 million in annual receipts from consumer debt collection activities. This definition covers us and authorizes the CFPB to exercise its supervisory authority over us.

At this time, it is not possible or practical to attempt to provide a comprehensive analysis of how these new laws and regulations may impact debt collectors. The full extent of that impact probably will not be known until next year, at the earliest, when the CFPB begins to implement regulations and exercise its supervisory and enforcement authority.

Item 2–Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit facilities contain restrictions and covenants, which limit, among other things, the payment of dividends.

Item 6. Exhibits

10.1	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) (filed herewith).

10.2	Form of Restricted Stock Award Grant Notice and Agreement (Executive) (filed herewith).

10.3	Form of Non-Incentive Stock Option Agreement (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 1, 2012

EXHIBIT INDEX

10.1	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) (filed herewith).

10.2	Form of Restricted Stock Award Grant Notice and Agreement (Executive) (filed herewith).

10.3	Form of Non-Incentive Stock Option Agreement (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.