Form 10-K
period 2012-12-31
ENCORE CAPITAL GROUP INC
filed 2013-02-13
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 24,672,834 shares was approximately $730,809,343 at June 29, 2012, based on the closing price of the common stock of $29.62 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at February 1, 2013, was 23,187,962.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2013 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART I

Item 1—Business

An Overview of Our Business

Nature of Our Business

We are a leader in debt management and recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and use a variety of operational channels to maximize our collections from these portfolios. We manage our receivables by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies, and telecommunication companies. We also purchase receivables subject to Chapter 7 and Chapter 13 bankruptcy proceedings. In addition, through our subsidiary, Propel Financial Services, LLC (“Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans. For financial information regarding our segments and operations in geographic areas, see “Item 8, Financial Statements and Supplementary Data.”

Four competitive, strategic advantages underpin our success and drive our future growth:

•	The sophisticated and widespread use of analytics (Analytic Strength);

•	Broad investments in data and behavioral science (Consumer Intelligence);

•	Significant cost advantages based on our operations in India and Costa Rica, as well as our enterprise-wide, account-level cost database (Cost Leadership); and

•	A demonstrated commitment to conduct business ethically and in ways that support our consumers’ financial recovery (Principled Intent).

Although we have enabled over two million consumers to retire a portion of their outstanding debt since 2007, one of the debt collection industry’s most formidable challenges is that many distressed consumers will never make a payment, much less retire their total debt obligation. In fact, we generate payments from fewer than one percent of our accounts every month. To address these challenges, we evaluate portfolios of receivables that are available for purchase using robust, account-level valuation methods, and we employ proprietary statistical and behavioral models across the full extent of our operations. We believe these business practices contribute to our ability to value portfolios accurately, avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our operational channels to maximize future collections. We also have one of the industry’s largest distressed consumer databases. We believe that our specialized knowledge, along with our investments in data and analytic tools, have enabled us to realize significant returns from the receivables we have acquired. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States, and believe that we possess one of the industry’s best collection staff retention rates.

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

We conduct business through two operating segments: portfolio purchasing and recovery, and tax lien transfer. Financial information regarding these segments is set forth in Note 16 “Segments” to our consolidated financial statements.

We were incorporated in Delaware in 1999. Our headquarters is located at 3111 Camino Del Rio North, Suite 1300, San Diego, California 92108 and our telephone number is (877) 445-4581. Investors wishing to obtain more information about us may access the Investors section of our Internet site at http://www.encorecapital.com. The site provides access free of charge to relevant investor related information, such as Securities and Exchange Commission (“SEC”) filings, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our Internet site as soon as reasonably practicable after being filed with, or furnished to, the SEC. The content of the Internet site is not incorporated by reference into this Annual Report on Form 10-K. Any materials that we filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

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

Consumer Intelligence. At the core of our analytic approach is a focus on understanding, measuring, and predicting distressed consumer behavior. In this effort, we apply tools and methods from statistics, psychology, economics, and management science across the full extent of our business. During portfolio valuation, we use an internally developed and proprietary family of statistical models that determines the likelihood and expected amount of payment for each consumer within a portfolio. Subsequently, the expectations for each account are aggregated to arrive at a portfolio-level liquidation solution and a valuation for the entire portfolio is determined. During collections, we apply our “willingness-capability” framework, which allows us to match our collection approach to an individual consumer’s payment behavior.

Cost Leadership. Cost efficiency is central to our collection and purchasing strategies. We experience considerable cost advantages, stemming from our operations in India and Costa Rica, our enterprise-wide, activity-level cost database, and the development and implementation of operational models that enhance profitability. We believe that we are the only company in our industry with a successful, late-stage collection platform in India. This cost-saving, first-mover advantage helps to reduce our call center variable cost-to-collect.

Principled Intent. We strive to treat consumers with respect, compassion, and integrity. From discounts and payment plans to hardship solutions, we work with our consumers as they attempt to return to financial health. We are committed to dialogue that is honorable and constructive, and hope to play an important and positive role in our consumers’ lives.

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

Realize the full strength of our international operations. We believe that our operations in India and Costa Rica will be critical for both our future collections strategy as well as our future growth. Our call centers have expanded over the past few years. Our attrition rate for experienced account managers in India is approximately 40% per year in an industry where 100% attrition is not uncommon. Moreover, we have expanded our talented work force in India beyond call center operations and are now developing software, managing portions of our IT infrastructure, handling complex analytics, supporting our bankruptcy servicing teams, and processing a large portion of our back-office needs. Our Costa Rica call center allows us to communicate more effectively with our Spanish speaking consumers. As portfolio prices fluctuate and the complexity of our industry continues to increase, we expect that our international operations will continue to provide a significant competitive advantage.

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

Consider growth opportunities in adjacent businesses and new geographies. We may consider investments in or acquisitions of complementary companies in order to expand into new geographic markets or new types of defaulted consumer receivables, add capacity to our current business lines, or leverage our knowledge of the distressed consumer. We believe that our existing underwriting and collection processes can be extended to a variety of consumer receivables. These capabilities may allow us to develop and provide complementary products or services to specified distressed consumer segments.

Acquisition of Receivables

We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are an appealing partner for these sellers given our financial strength, focus on principled intent, and track record of financial success.

Identify purchase opportunities. We maintain relationships with some of the largest credit originators and sellers of charged-off consumer receivables in the United States. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for primary issuers and sellers from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our scale of purchasing. Receivable portfolios are sold either through a general auction, where the seller requests bids from market participants, or through an exclusive negotiation, where the seller and buyer negotiate the sale privately. The sale transaction can be either for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months with specifically defined volume, frequency, and pricing. Typically, these contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. We generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can allow us more precision in forecasting and planning our operational needs.

Evaluate purchase opportunities using account level analytics. Once a portfolio of interest is identified, we obtain detailed information regarding the portfolio’s accounts, including certain information regarding the consumers themselves. We then purchase additional information for the consumers whose accounts we are contemplating purchasing, including credit, savings, or payment behavior. Our internal modeling team then analyzes this information to determine the expected value of each potential new consumer. Our collection expectations are based on these demographic data, account characteristics, and economic variables, which we use to predict a consumer’s willingness and ability to repay his or her debt. The expected value of collections for each account is aggregated to calculate an overall value for the portfolio. Additional adjustments are made to account for qualitative factors that may impact the payment behavior of our consumers (such as prior collection activities, or the underwriting approaches of the seller), and servicing related adjustments to ensure our valuations are aligned with our operations.

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

Collection Approach

We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we have acquired. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Generally, we pursue collection activities on only a fraction of the accounts we purchase, through one or more of our collection channels. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments, are excluded from our collection process. It is our practice to assess each consumer’s willingness to pay through analytics, phone calls and/or letters. Despite our efforts to reach consumers and work out a settlement option, only a small number of consumers who we contact choose to engage with us. Those who do are often offered discounts on their obligations or are presented with payment plans that are intended to suit their needs. However, the majority of consumers we contact ignore our calls and our letters and we must then make the decision about whether to pursue collections through legal action. During 2012, we called approximately 13.2 million unique consumers, of which 3.1 million, or 23%, made contact with us. Similarly, during the same time period, we mailed 11.3 million consumers, of which 3.0% engaged with us. Throughout our ownership period, we periodically refine our collection approach to determine the most effective collection strategy to pursue for each account. These strategies consist of:

•

Inactive. We strive to use our financial resources judiciously and efficiently by not deploying resources on accounts where the prospects of collection are remote. For example, for accounts where we believe that the consumer is currently unemployed, overburdened by debt, incarcerated, or deceased, no collection method of any sort is assigned.

•	Direct Mail. We develop innovative, low-cost mail campaigns offering consumers appropriate discounts to encourage settlement of their accounts.

•

Call Centers. We maintain domestic collection call centers in San Diego, California, Phoenix, Arizona, and St. Cloud, Minnesota and international call centers in Gurgaon, India and San Jose, Costa Rica. Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. During our new hire training period, we educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

•

Skip Tracing. If a consumer’s phone number proves inaccurate when an account manager calls an account, or if current contact information for a consumer is not available at the time of account purchase, then the account is automatically routed to our skip tracing process. We currently use a number of different skip tracing companies to provide phone numbers and addresses.

•

Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay his or her obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, management in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision about whether or not to pursue collection litigation. Prior to engaging an external collection firm, we evaluate the firm’s operations, financial condition, and experience, among other key criteria. The law firms we have hired may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay the law firms a contingency fee based on amounts they collect on our behalf.

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

Tax Lien Transfer

We originate and service property tax lien transfers in Texas through our Propel subsidiary. With the property owner’s consent and participation, we pay the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to us. We work with the property owner to create an affordable payment plan. Tax lien transfers provide the local taxing authorities with much needed tax revenue and property owners with an alternative method to paying their property tax bills in one lump sum. Tax lien transfers typically carry a lower interest rate and fee structure than what the local taxing authority would charge. We offer competitive rates and flexible payment terms, and have the ability to fund the transaction with the property owner quickly, thus saving the property owner from incurring additional fees and interest levied by the local tax authority. Based in San Antonio, Texas, Propel is the largest tax lien transfer company in the state of Texas.

Enterprise Risk Management and Legal Oversight

Our compliance and legal oversight functions are divided between our legal and enterprise risk management departments. Our legal department manages regulatory oversight, litigation, corporate transactions, and compliance with our internal ethics policy, while our enterprise risk management department manages risk assessment, regulatory compliance, and internal audit.

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

The enterprise risk management department is responsible for the development and administration of internal policies, procedures and controls which apply to all of our business units. The team manages and tests our Sarbanes Oxley 404 compliance. The team also performs periodic risk assessments and audits to evaluate the level of compliance to both regulations and standards of internal control for both internal operations and vendors/outsourcers.

Beyond written policies, one of our core internal goals is the adherence to principled intent as it pertains to all consumer interactions. We believe that it is in our shareholders’ and our employees’ best interest to treat all consumers with the highest standards of integrity. Specifically, we have strict policies and a code of ethics, which guide all dealings with our consumers. To reinforce existing written policies, we have established a number of quality assurance procedures. Through our Quality Assurance program, our Fair Debt Collection Practices Act (“FDCPA”) training for new account managers, our FDCPA recertification program for continuing account managers, and our Consumer Support Services department, we take significant steps to ensure compliance with applicable laws and regulations and seek to promote consumer satisfaction. Our Quality Assurance team aims to enhance the skills of account managers and to drive compliance initiatives through active call monitoring, account manager coaching and mentoring, and the tracking and distribution of company-wide best practices. Finally, our Consumer Support Services department works directly with consumers to seek to resolve incoming consumer inquiries and to respond to consumer disputes as they may arise.

Information Technology

Technical Infrastructure. Our internal network has been configured to be redundant in all critical functions, at all sites. This backup system has been implemented within the local area network switches and the data center network, and includes our redundant Multiprotocol Label Switching (MPLS) networks. We have the capability to handle high transaction volume in our server network architecture, which can be scaled seamlessly with our future growth plans.

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

Computer Hardware. We use a robust computer platform to perform our daily operations, including the collection efforts of our global workforce. Because our custom software applications are integrated within our database server environment, we are able to process transaction loads with speed and efficiency. The computer platform offers us reliability and expansion opportunities. Furthermore, this hardware incorporates state of the art data security protection. We back up our data daily, and store copies at a secured off-site location. We also mirror our production data to a remote location to give us full protection in the event of the loss of our primary data center. To ensure the integrity and reliability of our computer platform we periodically engage outside auditors specializing in information technology and cybersecurity to examine both our operating systems and disaster recovery plans.

Process Control. To ensure that our entire infrastructure continues to operate efficiently and securely we have developed a strong process and control environment. These controls govern all areas of the enterprise from physical security and virtual security, to change management, data protection and segregation of duties.

Ability to Attract and Retain Employees

Of crucial importance to our success is the recruitment and retention of our key employees, account managers, and executive management team. In addition to offering attractive compensation structures for account managers, we may offer employee programs that promote personal and professional goals, such as leadership and skills training, tuition assistance in support of continued education, and wellness initiatives. Our wellness initiatives earned us the distinction as San Diego’s Healthiest Company, Large Company category, in 2012, and in India, we were selected as one of “India’s Best Companies to Work For” by India’s Great Place to Work Institute. We believe that these tangible benefits, combined with intangible differentiators, such as a diverse employee base and the prospect of living and working in an extremely temperate climate where our Corporate Headquarters is located, all contribute to a sustainable competitive advantage with respect to recruitment and retention.

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

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the ease of negotiating and closing the prospective portfolio purchases with us, our ability to obtain funding and our reputation with respect to the quality of services that we provide. We believe that our ability to compete effectively in this market is also dependent upon, among other things, our relationships with originators and sellers of charged-off consumer receivables, and our ability to provide quality collection strategies in compliance with applicable collections laws.

The tax lien transfer industry is highly competitive and fragmented. We compete primarily on the basis of interest rate, the ease of negotiating and closing the tax lien transfers with the municipality and the consumer, and our reputation with respect to the quality of services that Propel provides. The industry has witnessed a downward trend in interest rates and fees as competition has increased.

Government Regulation

In a number of states and cities we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. It is our policy to comply with all material licensing and bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in regions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.

Federal, state and local statutes establish specific guidelines and procedures which debt collectors must follow when collecting consumer receivables. The FDCPA and comparable state and local laws establish specific guidelines and procedures which debt collectors must follow when communicating with consumers, including the time, place and manner of the communications. It is our policy to comply with the provisions of the FDCPA and comparable regulations in all of our recovery activities. Our failure to comply with these laws and regulations could have a material adverse effect on us if they apply to some or all of our recovery activities. Alongside the FDCPA, the federal laws that apply to our business (in addition to the regulations that relate to these laws) include the following:

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

Federal and state laws concerning identity theft, privacy, data security, the use of automated dialing equipment and other laws related to consumers and consumer protection, as well as laws applicable to specific types of debt, impose requirements or restrictions on collection methods or our ability to enforce and recover certain of our receivables.

Effects of the law, including those described above and any new or changed laws, rules or regulations and even reinterpretation of the same, may adversely affect our ability to recover amounts owing with respect to our receivables.

Subject to the provisions of the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has responsibility to implement, examine for compliance with, and enforce “federal consumer financial law.” Those laws include, among others, (1) Title X itself, which prohibits unfair, deceptive, or abusive acts and practices in connection with consumer financial products and services, and (2) “enumerated consumer laws” (and their implementing regulations), which include the FDCPA, the Fair Credit Reporting Act (“FCRA”), and others.

The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that impact the collection industry, including the FCRA, FDCPA, and others. This means, for example, that the CFPB has the ability to adopt rules that interpret any of the provisions of the FDCPA, potentially impacting all facets of debt collection, and our activities. In addition, the Dodd-Frank Act mandates the submission of multiple studies and reports to Congress, and CFPB staff is regularly making speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.

The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection. The purpose of supervision, including examination, is to assess compliance with federal consumer financial laws, obtain information about activities and compliance systems or procedures, and detect and assess risks to consumers and to markets for consumer financial products and services. On October 24, 2012, the CFPB issued a regulation in the market of consumer debt collection, which took effect January 2, 2013. Under the rule, firms that have more than $10 million in annual receipts from consumer debt collection activities, as defined in the rule, are subject to the CFPB’s supervision authority. This definition covers us and, accordingly, authorizes the CFPB to conduct examinations of our business practices.

In order to conduct the tax lien transfer business in the State of Texas, Propel must be licensed by the State of Texas Office of Consumer Credit Commissioners.

Employees

As of December 31, 2012, we had approximately 2,800 employees. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

Item 1A—Risk Factors

There are risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. We urge you to read these risk factors carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Annual Report on Form 10-K. Any of the risks described herein could materially affect our business, financial condition, or future results and the actual outcome of matters as to which forward-looking statements are made. The list of risks is not intended to be exhaustive, and the order in which the risks appear is not intended as an indication of their relative weight or importance. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or future results.

Risk Related to Our Business and Industry

Financial and economic conditions affect the ability of consumers to pay their obligations, which could harm our financial results.

Economic conditions globally and locally directly affect unemployment, credit availability, and real estate values. Adverse conditions, economic changes and financial disruptions place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and results of operations.

Our operating results may be impacted by factors that could cause them to fluctuate significantly in the future.

Our operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as a result of the factors described below and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

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

We may not be able to purchase receivables at favorable prices, which could limit our growth or profitability.

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

The availability of receivable portfolios at favorable prices depends on a number of factors, including:

•	defaults in consumer debt;

•	continued sale of receivable portfolios by originating institutions and portfolio resellers at sufficient volumes and acceptable price levels;

•	competition in the marketplace;

•	our ability to develop and maintain long-term relationships with key major credit originators and portfolio resellers;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, and estimate the value of, portfolios;

•	changes in laws and regulations governing consumer lending, bankruptcy, and collections.

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

We may experience losses on portfolios consisting of new types of receivables due to our lack of collection experience with these receivables, which could harm our results of operations.

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

We may purchase receivable portfolios that are unprofitable or we may not be able to collect sufficient amounts to recover our costs and to fund our operations.

We acquire and service charged-off receivables that the obligors have failed to pay and the sellers have deemed uncollectible and have written off. The originating institutions generally make numerous attempts to recover on these nonperforming receivables, often using a combination of their in-house collection and legal departments, as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of charged-off receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables or collect sufficient amounts to cover our costs, this may materially and adversely affect our results of operations.

Sellers may deliver portfolios that contain accounts which do not meet our account collection criteria and cannot be returned, which could have an adverse effect on our cash flows and our operations.

In the normal course of portfolio acquisitions, some accounts may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these accounts to the sellers for refund. However, sellers may not be able to meet their contractual obligations to us. Accounts that we are unable to return to sellers may yield no return. If sellers deliver portfolios containing too many accounts that do not conform to the terms of the purchase agreements, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows and our operations. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations and purchase new portfolios, may be materially and adversely affected. If we are not able to satisfy our debt obligations and purchase new portfolios, our results of operations may be materially and adversely affected.

A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers, which could adversely affect our volume and timing of purchases.

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

A significant decrease in the volume of purchases available from any of our principle sellers on terms acceptable to us would force us to seek alternative sources of charged-off receivables. We may be unable to find alternative sources from which to purchase charged-off receivables, and even if we could successfully replace such purchases, the search could take time, the receivables could be of lower quality, cost more, or both, any of which could materially and adversely affect our financial performance.

The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate and, if so, our financial results may be adversely impacted.

We use our internally developed Unified Collection Score, or UCS model, and Behavioral Liquidation Score, or BLS model, to project the remaining cash flows from our receivable portfolios. Our UCS and BLS models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to all data known when we acquired the accounts. However, we may not be able to achieve the collections forecasted by our UCS and BLS models. If we are not able to achieve these levels of forecasted collection, our revenues will be reduced or we may be required to record an allowance charge, which may materially and adversely impact our cash flows and results of operations.

We may incur allowance charges based on the authoritative guidance for loans and debt securities acquired with deteriorated credit quality.

We account for our portfolio revenue in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. The authoritative guidance limits the revenue that may be accrued to the excess of the estimate of expected future cash flows, over a portfolio’s initial cost and requires that the excess of the contractual cash flows over the expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The authoritative guidance also freezes the IRR originally estimated when the receivable portfolios are purchased and, rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for allowance testing. Since the authoritative guidance does not permit yields to be lowered, there is an increased probability of us having to incur allowance charges in the future, which would negatively impact our results of operations.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We carry approximately $55.4 million in goodwill and approximately $0.5 million in amortizable intangible assets on our balance sheet as of December 31, 2012. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could negatively impact our results of operations.

Our business is subject to extensive legislative action and regulatory oversight, which has increased and may continue to increase.

Laws relating to debt collection directly apply to key portions of our business. Our failure or the failure of third party agencies and attorneys, or the originators of our receivables, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables or cause us to pay damages to the consumers, which could reduce our revenues, or increase our expenses, and harm our business.

We sometimes purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collection methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts, through available collections methods, could materially and adversely affect our cash flows and results of operations.

In response to the global economic downturn, or otherwise, additional consumer protection or privacy laws, rules and regulations may be enacted, or existing laws, rules or regulations may be reinterpreted, imposing additional restrictions or requirements on the collection of receivables or the facilitation of tax lien transfers. Such laws, rules and regulations and the enforcement of them or increased enforcement of existing consumer protection or privacy laws, rules and regulations may materially and adversely affect our ability to collect on our receivables, which could materially and adversely affect our business, our cash flows and results of operations.

The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and consumers. In addition, federal and state laws may limit our ability to purchase or recover on our consumer receivables regardless of any act or omission on our part. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. Title X of the Dodd-Frank Act established the CFPB. Pursuant to the Dodd-Frank Act, the CFPB has rulemaking, supervisory, enforcement, and other authorities relating to consumer financial products and services, including debt collection. We generally are subject to the CFPB’s supervisory and enforcement authority.

Given the uncertainty associated with how provisions of the Dodd-Frank Act will be implemented and enforced by the various regulatory agencies, the full extent of the impact that such requirements will have on us is unclear. Changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, we expect an increase in the cost of operating due to greater regulatory oversight, supervision, and compliance with consumer debt servicing and collection practices.

Subject to the provisions of the Dodd-Frank Act, the CFPB has responsibility to implement, examine for compliance with, and enforce “federal consumer financial law.” Those laws include, among others, (1) Title X itself, which prohibits unfair, deceptive, or abusive acts and practices in connection with consumer financial products and services, and (2) “enumerated consumer laws” (and their implementing regulations), which include the FDCPA, the FCRA, and others.

The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that impact the collection industry, including the FCRA, FDCPA, and others. This means, for example, that the CFPB has the ability to adopt rules that interpret any of the provisions of the FDCPA, potentially impacting all facets of debt collection, and our activities. In addition, the Dodd-Frank Act mandates the submission of multiple studies and reports to Congress, and CFPB staff is regularly making speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.

The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection. The purpose of supervision, including examination, is to assess compliance with federal consumer financial laws, obtain information about activities and compliance systems or procedures, and detect and assess risks to consumers and to markets for consumer financial products and services. On October 24, 2012, the CFPB issued a consumer debt collection regulation which took effect January 2, 2013. Under the rule, firms that have more than $10 million in annual receipts from consumer debt collection activities, as defined in the rule, are subject to the CFPB’s supervision authority. This definition covers us and, accordingly, authorizes the CFPB to conduct examinations of our business practices.

The prospect of supervision has increased the potential consequences of noncompliance with federal consumer financial law. The CFPB can also conduct investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The failure to comply with applicable laws could result in supervisory measures or enforcement actions seeking consumer redress, fines, penalties, short or long term suspensions or place limits on our activities.

We expect that we will be required to invest significant management attention and resources to continue to evaluate, develop, and make any changes to our policies and procedures necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other applicable laws, which may negatively impact our results of operations, cash flows, and our financial condition. However, we cannot predict the scope and substance of the regulations, guidance, and policies ultimately adopted by the CFPB related to our activities. The CFPB continues to initiate rulemakings, issue regulatory guidance and bulletins, and to exercise its supervisory and enforcement authority. It is therefore unclear at this time what affect such regulations will have on financial markets generally, on original creditors, or our business and service providers specifically; the additional costs associated with compliance with such regulations; or what changes, if any, to our operations may be necessary to comply with the CFPB’s expectations or the Dodd-Frank Act. Any of these factors could have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Our results of operations and cash flows may be materially and adversely affected if bankruptcy filings increase or if bankruptcy or other debt collection laws change.

Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a consumer’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we purchase are generally unsecured, we often are not able to collect on those receivables. In addition, since we purchase receivables that may have been delinquent for a long period of time, this may be an indication that many of the consumers from whom we collect will be unable to pay their debts going forward and are more likely to file for bankruptcy in an economic recession. We cannot be certain that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our results of operations and cash flows could be materially and adversely affected.

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.

The collections industry is heavily regulated under various federal, state, and local laws, rules, and regulations. Many states and several cities require that we be licensed as a debt collection company. The CFPB, Federal Trade Commission, state Attorneys General and other regulatory bodies have the authority to investigate a variety of matters, including consumer complaints against debt collection companies, and can bring enforcement actions and seek monetary penalties. If we, or our third party collection agencies or law firms fail to comply with applicable laws, rules, and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would materially adversely affect us. Further, our ability to collect our receivables may be impacted by state laws, which require that certain types of account documentation be in our possession prior to the institution of any collection activities. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance.

We are dependent upon third parties to service a substantial portion of our consumer receivable portfolios.

We use outside collection services to collect a substantial portion of our charged-off receivables. We are dependent upon the efforts of third-party collection agencies and attorneys to service and collect our charged-off receivables. Any failure by our third-party collection agencies and attorneys to perform collection services for us adequately or remit such collections to us could materially reduce our revenue and our profitability. In addition, if one or more of those third-party collection agencies or attorneys were to cease operations abruptly, or to become insolvent, such cessation or insolvency could materially reduce our revenue and profitability. Our revenue and profitability could also be materially adversely affected if we were not able to secure replacement third party collection agencies or attorneys or promptly transfer account information to our new third party collection agencies, attorneys or in-house in the event our agreements with our third-party collection agencies and attorneys were terminated. Our revenue and profitability could also be materially and adversely affected if our third-party collection agencies or attorneys fail to perform their obligations adequately, or if our relationships with such third-party collection agencies and attorneys otherwise change adversely.

Increases in costs associated with our collections through collection litigation can materially raise our costs associated with our collection strategies and the individual lawsuits brought against consumers to collect on judgments in our favor.

We hire in-house counsel and contract with a nationwide network of attorneys that specialize in collection matters. In connection with collection litigation, we advance certain out-of-pocket court costs. Amounts we believe we will recover from our consumers, in addition to the amounts owed on our consumers’ accounts that we expect to collect, are classified as deferred court costs. These court costs may be difficult or impossible to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, our results of operations and cash flows may be materially and adversely affected.

Further, we have substantial collection activity through our legal channel and as a consequence, increases in deferred court costs, increases in costs related to counterclaims and an increase in other court costs, may increase our costs in collecting on these accounts, which may have a material and adverse effect on our results of operations and cash flows.

Our network of third party agencies and attorneys may not utilize amounts collected on our behalf or amounts we advance for court costs in the manner for which they were intended.

In the normal course of operations our third party collection agencies and attorneys collect funds on our behalf. These third parties may fail to remit amounts owed to us in a timely manner or at all. Additionally, we advance court costs to our third party attorneys which are intended for their use in filing lawsuits on our behalf. These third party attorneys may misuse some or all of the funds we advance to them. Our ability to recoup our funds may be diminished if these third parties become insolvent or enter into bankruptcy proceedings. If we are not able to recover such funds, our results of operations and cash flows may be materially and adversely affected.

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant such judgments, a change in the requirements for filing such cases or obtaining such judgments, or a decrease in our ability to collect on such judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If we are unable to produce those account documents, these courts could deny our claims, and our results of operations and cash flows may be materially and adversely affected.

We are subject to ongoing risks of litigation, including individual and class action lawsuits, under consumer credit, consumer protection, theft, privacy, collections, and other laws, and may be subject to awards of substantial damages.

We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, Federal Trade Commission, state Attorneys General or other governmental bodies relating to our activities. Such litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, sanctions, or injunctive relief that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material and adverse effect on our financial position or otherwise negatively impact results of operations. We have recorded loss contingencies in our financial statements only for matters on which losses are probable and can be reasonably estimated. Our assessments of these matters involve significant judgments, and may change from time to time. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Furthermore, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have a material and adverse effect on our business, cash flows, financial condition, and results of operations.

Negative publicity associated with litigation, governmental investigations, regulatory actions, and other public statements could damage our reputation.

From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from consumers. Such stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices or about the debt collection industry in general could adversely impact our stock price, our position in the marketplace in which we compete, and our ability to purchase charged-off receivable.

We may make acquisitions that prove unsuccessful or our time spent on mergers and acquisitions activities may strain or divert our resources.

From time to time, we may make acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses or, if we do, the acquisition may be unprofitable. If we do acquire one or more businesses, we may not successfully operate the businesses acquired, or may not successfully integrate such businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. Through acquisitions, we may enter markets in which we have limited or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, and the incurrence of additional debt which could reduce our profitability. In addition, our time spent on mergers and acquisitions activities may place additional constraints on our resources and divert the attention of our management from other business concerns, which may materially and adversely affect our operations and financial condition.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of its services could have a material and adverse effect on our business.

Our management team has considerable experience in finance, banking, consumer collections, and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with increased use of technology and statistical analysis. The loss of the services of one or more of our key executive officers could disrupt our operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off receivables and to manage and expand our business. Our success depends on the continued service and performance of our management team, and we may not be able to retain such individuals.

Regulatory, political, and economic conditions in India expose us to risk, including loss of business.

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the U.S. and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the U.S., and we experience higher employee turnover in our operations in India than is typical in our U.S. locations. The continuation of these trends could result in the loss of the cost savings we sought to achieve by establishing a portion of our collection operations in India. In the past, India has experienced significant inflation and shortages of readily available foreign currency for exchange and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the economy in India is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material and adverse effect on our business, results of operations, and financial condition.

We may not be able to manage our growth effectively, including the expansion of our foreign operations in India and Costa Rica.

We have expanded significantly in recent years. However, future growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. Continued growth could place a strain on our management, operations, and financial resources. Our infrastructure, facilities, and personnel may not be adequate to support our future operations or to effectively adapt to future growth. To support our growth and improve our operations, we continue to make investments in infrastructure, facilities, and personnel in our operations in the U.S., India and Costa Rica; however, these additional investments may not be successful or our investments may not produce profitable results. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

If our technology and telecommunications systems were to fail, or if we are not able to successfully anticipate, invest in, or adopt technological advances within our industry, it could have a material and adverse effect on our operations.

Our success depends in large part on sophisticated computer and telecommunications systems. The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus, or service provider failure, could disrupt our operations. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to properly bid on prospective acquisitions of receivable portfolios and to access, maintain, and expand the databases we use for our collection activities. Any simultaneous failure of our information systems and their backup systems would interrupt our business operations.

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

In the event of a security breach, our business and operations could suffer.

We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of security measures, our information technology networks and systems may be vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. The occurrence of any of these events could compromise our networks and the information stored on our networks could be accessed. Any such access could result in legal claims, liability or regulatory penalties under laws protecting the privacy of personal information or disrupt our operations.

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

Risk Related to Our Convertible Notes

Our $115.0 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 (collectively, the “Convertible Notes”) are effectively subordinated to our secured indebtedness and any liabilities of our subsidiaries.

The Convertible Notes rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future liabilities of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure indebtedness ranking senior in right of payment to our Convertible Notes will be available to pay obligations on our Convertible Notes only after the secured indebtedness has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of our Convertible Notes then outstanding. The indenture governing our Convertible Notes does not prohibit us from incurring additional senior indebtedness or secured indebtedness, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries, and accordingly, we must rely on our subsidiaries to provide us with cash in order to pay amounts due on our Convertible Notes.

Our Convertible Notes are our obligations exclusively. Our Convertible Notes are not guaranteed by any of our subsidiaries. Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries. Accordingly, our ability to service our indebtedness, including our Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including our Convertible Notes. Our subsidiaries are separate and distinct legal entities, and our subsidiaries have no obligation, contingent or otherwise, to make payments on our Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans, or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our Convertible Notes, or to make cash payments in connection with any conversion of our Convertible Notes depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Recent regulatory actions may adversely affect the trading price and liquidity of our Convertible Notes.

We expect that many investors in, and potential purchasers of, our Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy either by selling short our common stock underlying our Convertible Notes and dynamically adjusting their short position while holding our Convertible Notes, or by entering into swaps on our common stock in lieu of or in addition to short selling our common stock. Accordingly, any rules regulating short selling of securities or equity swaps or other governmental action that interferes with the ability of market participants to establish and maintain a convertible arbitrage strategy with respect to our Convertible Notes could adversely affect the trading price and liquidity of our Convertible Notes. The SEC and other authorities have implemented rules and may adopt additional rules that may impact those engaging in short selling activity involving equity securities. In particular, Rule 201 of SEC Regulation SHO generally restricts short selling when the price of a “covered security” (including our common stock) triggers a “circuit breaker” by falling 10% or more from the security’s closing price as of the end of regular trading hours on the prior day. If this circuit breaker is triggered, short sale orders can be displayed or executed only if the order price is above the current national best bid, subject to certain limited exceptions. Additionally, the SEC approved a pilot program (which was extended and expired on February 4, 2013) allowing securities exchanges and the Financial Industry Regulatory Authority, Inc., or “FINRA”, with respect to securities included in the S&P 500 Index, Russell 1000 Index and over 300 exchange traded funds, to halt trading in the securities if the price of any such security moves 10% or more from a sale price in a five-minute period; or with respect to National Market System stocks, to halt trading in the event of any price movement of 30% or more or 50% or more depending upon the trading price of the stock in a five-minute period. The pilot program excludes all rights and warrants from the trading halt. The SEC has also approved two proposals submitted by FINRA and the exchanges to establish a “Limit Up-Limit Down” plan. The proposal, which went into effect on February 4, 2013, establishes procedures, including trading pauses, to prevent trading in particular stocks outside of specified price bands during trading hours.

The enactment of the Dodd-Frank Act also introduced regulatory uncertainty that may impact trading activities relevant to our Convertible Notes. This new legislation, when fully implemented through regulatory rulemaking, will require many over-the-counter swaps and security-based swaps to be centrally cleared through regulated clearinghouses and traded on exchanges or comparable trading facilities. In addition, swap dealers, security-based swap dealers, major swap participants and major security-based swap participants will be required to register with the SEC or the Commodity Futures Trading Commission and comply with margin and capital requirements, as well as public reporting requirements.

Although the direction and magnitude of the effect that the amendments to Regulation SHO, FINRA , and exchange rule changes and implementation of the Dodd-Frank Act may have on the trading price and the liquidity of our Convertible Notes will depend on a variety of factors, many of which cannot be determined at this time, past regulatory actions (such as the emergency orders issued by the SEC in 2008 prohibiting short sales of stock of certain financial services companies) have had a significant impact on the trading prices and liquidity of convertible debt instruments. Any governmental action that similarly restricts the ability of investors in, or potential purchasers of, our Convertible Notes to establish and maintain a convertible arbitrage strategy with respect to our Convertible Notes (including any increasing costs incurred by investors in implementing such strategy) could adversely affect the trading price and the liquidity of our Convertible Notes.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of our Convertible Notes.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of our Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of our Convertible Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Our common stock price may be subject to significant fluctuations and volatility, which could adversely impact the trading price of our Convertible Notes and our shares issuable upon conversion.

The market price of our common stock has been subject to significant fluctuations. Since the beginning of fiscal year 2012, our closing stock price has ranged from a low of $21.01 on March 22, 2012 to a high of $30.62 on December 31, 2012.

These fluctuations could continue. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	our access to financial and capital markets to refinance our debt;

•	investor perceptions of us and the industry and markets in which we operate;

•	future sales of equity or equity-related securities;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	changes in the supply of, demand for or price of portfolios;

•	our acquisition activity, including our expansion into new markets;

•	regulatory changes affecting our industry generally or our business and operations; and

•	general financial, domestic, international, economic and other market conditions.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors, or suppliers regarding their own performance, as well as industry conditions, and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of our Convertible Notes.

The price of our common stock could also be affected by possible sales of our common stock by investors who view our Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of our Convertible Notes. If securities or industry analysts have a negative outlook regarding our stock or our industry, or our operating results do not meet their expectations, our stock price could decline. The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us. If one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

Future sales of our common stock or the issuance of other equity may adversely affect the market price of our common stock.

Subject to restrictions we agreed to in connection with the issuance of our Convertible Notes, which restrictions expire on February 25, 2013, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including our outstanding options and restricted shares, or otherwise, would dilute the ownership interest of our common stockholders.

The liquidity and trading volume of our common stock is limited. For the twelve months ended December 31, 2012, the average daily trading volume of our common stock was approximately 150,000 shares. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market by us or others could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Despite our current indebtedness levels, we may still incur substantially more indebtedness or take other actions which would intensify the risks discussed above.

Despite our current consolidated indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, (some of which may be secured indebtedness). We will not be restricted under the terms of the indenture governing our Convertible Notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that are not limited by the terms of the indenture governing our Convertible Notes that could have the effect of diminishing our ability to make payments on our Convertible Notes.

We may not have the ability to raise the funds necessary to settle conversions of our Convertible Notes in cash to the extent required or to repurchase our Convertible Notes upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of our Convertible Notes and our current indebtedness contains, and our future indebtedness may contain, limitations on our ability to repurchase our Convertible Notes.

Holders of Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest. In addition, upon conversion of our Convertible Notes, we will be required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered or being converted. In addition, our restated credit agreement contains certain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase our Convertible Notes. Further, our ability to repurchase our Convertible Notes or to pay cash upon conversions of our Convertible Notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of our Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our Convertible Notes or make cash payments upon conversions thereof.

The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our Convertible Notes is triggered, holders of our Convertible Notes will be entitled to convert our Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Holders of our Convertible Notes will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.

Holders of Convertible Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the last trading day of the observation period set forth in our Convertible Notes, but, to the extent our conversion obligation includes shares of our common stock, holders of Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the last trading day of the relevant observation period, then to the extent our conversion obligation includes shares of our common stock, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.

The conditional conversion feature of our Convertible Notes could result in holders of our Convertible Notes receiving less than the value of our common stock into which our Convertible Notes would otherwise be convertible.

Prior to the close of business on the business day immediately preceding May 27, 2017, holders of our Convertible Notes may convert our Convertible Notes only if specified conditions are met. If the specific conditions for conversion are not met, holders of our Convertible Notes will not be able to convert our Convertible Notes, and such holders may not be able to receive the value of the cash and shares of common stock, if any, into which our Convertible Notes would otherwise be convertible.

Upon conversion of our Convertible Notes, holders of our Convertible Notes may receive less valuable consideration than expected because the value of our common stock may decline after the exercise of conversion right but before we settle our conversion obligation under the Convertible Note.

Under our Convertible Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders our Convertible Notes for conversion until the date we settle our conversion obligation. Under our Convertible Notes, the amount of consideration that a holder will receive upon conversion of our Convertible Notes will be determined by reference to the volume-weighted average prices of our common stock for each trading day in a 50 consecutive trading-day observation period. This period would be (i) if the relevant conversion date occurs prior to May 27, 2017, the 50 consecutive trading-day period beginning on, and including, the second trading day after such conversion date; and (ii) if the relevant conversion date occurs on or after May 27, 2017, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding November 27, 2017; provided that such observation period may be extended by no more than one scheduled trading day for each trading day during which there was a “market disruption event” prior to November 27, 2017. Accordingly, if the price of our common stock decreases during this period, the amount and/or value of consideration a holder of our Convertible Notes will receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average of the volume-weighted average price of our common stock during such period, the value of any shares of our common stock that such holder will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that such holder will receive.

Our Convertible Notes are not protected by restrictive covenants.

The indenture governing our Convertible Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of our Convertible Notes in the event of a fundamental change or other corporate transaction involving us except to the extent described in our Convertible Notes and the indenture.

The adjustment to the conversion rate for our Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of our Convertible Notes for any lost value of our Convertible Notes as a result of such transaction.

If a make-whole fundamental change occurs prior to November 27, 2017, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction. The adjustment to the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of our Convertible Notes for any lost value of our Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is greater than $150.00 per share or less than $25.25 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 39.6039, subject to adjustments as described in our Convertible Notes.

The conversion rate of our Convertible Notes may not be adjusted for all dilutive events.

The conversion rate of our Convertible Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of our Convertible Notes or our common stock. In addition, for so long as the aggregate share cap applies to conversion of Convertible Notes, we will not be able to increase the conversion rate to the extent the number of shares deliverable under our Convertible Notes would exceed the aggregate share cap. An event that adversely affects the value of our Convertible Notes may occur, and that event may not result in an adjustment to the conversion rate.

Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

Some significant restructuring transactions may not constitute a fundamental change under the terms of our Convertible Notes, in which case we would not be obligated to offer to repurchase our Convertible Notes.

Upon the occurrence of a fundamental change, holders of our Convertible Notes have the right to require us to repurchase our Convertible Notes. However, the fundamental change provisions will not afford protection to holders of our Convertible Notes in the event of other transactions that could adversely affect our Convertible Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase our Convertible Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of our Convertible Notes.

We have not registered our Convertible Notes or our common stock issuable upon conversion, which will limit the ability to resell them.

Our Convertible Notes and the shares of common stock issuable upon conversion of our Convertible Notes, if any, have not been registered under the Securities Act or any state securities laws. Unless our Convertible Notes and the shares of common stock issuable upon conversion of our Convertible Notes, if any, have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of our Convertible Notes and our common stock, if any, into which our Convertible Notes are convertible.

An active trading market may not develop for our Convertible Notes.

Prior to the offering of our Convertible Notes, there was no trading market for our Convertible Notes. We do not intend to apply to list our Convertible Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We were informed by the initial purchasers of our Convertible Notes that they intended to make a market in our Convertible Notes after the offering was completed. However, the initial purchasers of our Convertible Notes may cease their market-making at any time without notice. In addition, the liquidity of the trading market in our Convertible Notes, and the market price quoted for our Convertible Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure holders of our Convertible Notes that an active trading market will develop for our Convertible Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of our Convertible Notes may be adversely affected. In that case, holders of our Convertible Notes may not be able to sell our Convertible Notes at a particular time or at a favorable price.

Any adverse rating of our Convertible Notes may cause their trading price to fall.

We do not intend to seek a rating on our Convertible Notes. However, if a rating service were to rate our Convertible Notes and if such rating service were to lower its rating on our Convertible Notes below the rating initially assigned to our Convertible Notes or otherwise announces its intention to put our Convertible Notes on credit watch, the trading price of our Convertible Notes could decline.

Holders of our Convertible Notes should carefully consider the U.S. federal income tax consequences of converting our Convertible Notes.

The U.S. federal income tax treatment of the conversion of our Convertible Notes into a combination of our common stock and cash is not entirely certain. Holders of our Convertible Notes should consult their tax advisors with respect to the U.S. federal income tax consequences resulting from the conversion of Convertible Notes into a combination of cash and common stock.

Holders of our Convertible Notes may be deemed to have received a taxable distribution without the receipt of any cash.

The conversion rate of our Convertible Notes will be adjusted in certain circumstances. Under Section 305(c) of the Internal Revenue Code of 1986, as amended (the “Code”), adjustments (or failures to make adjustments) that have the effect of increasing a holder’s proportionate interest in our assets or earnings and profits may in some circumstances result in a deemed distribution to such holder. Certain of the conversion rate adjustments with respect to our Convertible Notes (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) will result in deemed distributions to the holders of Convertible Notes even though they have not received any cash or property as a result of such adjustments. In addition, an adjustment to the conversion rate in connection with a make-whole fundamental change may be treated as a deemed distribution. Any deemed distributions will be taxable as a dividend, return of capital or capital gain in accordance with the distribution rules under the Code. If a holder of Convertible Notes is a non-U.S. holder (as defined under “Certain U.S. Federal Income Tax Considerations”), any deemed dividend may be subject to U.S. withholding tax at a 30% rate or such lower rate as may be specified by an applicable tax treaty, which may be set off against subsequent payments on our Convertible Notes (or in certain circumstances, on our common stock). Under proposed regulations, certain “dividend equivalent” payments, which generally will be deemed to occur as a result of an adjustment to the conversion rate of our Convertible Notes in connection with the payment of a dividend on our common stock, may be subject to withholding tax at a different time or in a different amount than the withholding tax otherwise imposed on dividends and constructive dividends.

The convertible note hedge and warrant transactions may affect the value of our Convertible Notes and our common stock.

In connection with the pricing of our Convertible Notes, we entered into convertible note hedge transactions with certain option counterparties. The convertible note hedge transactions are expected to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of our Convertible Notes. We also entered into warrant transactions with the same option counterparties. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle the warrant transactions in cash. In connection with establishing their hedge of the convertible note hedge and warrant transactions, the option counterparties or their respective affiliates may have entered into various derivative transactions with respect to our common stock and/or purchase shares of our common stock in privately negotiated transactions and/or open market transactions concurrently with or shortly after the pricing of our Convertible Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or our Convertible Notes at that time. In addition, the option counterparties or their respective affiliates may have modified their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of our Convertible Notes and prior to the maturity of our Convertible Notes (and are likely to do so during any observation period related to a conversion of our Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or our Convertible Notes, which could affect the ability to convert our Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of our Convertible Notes, it could affect the amount and value of the consideration that a holder of our Convertible Notes will receive upon conversion of our Convertible Notes.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could decrease the value of shares of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include advance notice provisions, limitations on actions by our stockholders by written consent, and special approval requirements for transactions involving interested stockholders. We are authorized to issue up to five million shares of preferred stock, the relative rights and preferences of which may be fixed by our board of directors, subject to the provisions of our articles of incorporation, without stockholder approval. The issuance of preferred stock could be used to dilute the stock ownership of a potential hostile acquirer. The provisions that discourage potential acquisitions of us and adversely affect the voting power of the holders of common stock may adversely affect the price of our common stock and the value of our Convertible Notes.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our credit facilities if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Our corporate headquarters and primary operations facility are located in approximately 99,000 square feet in two separate leased locations in San Diego, California.

We lease a facility for our call center located in Phoenix, Arizona with approximately 33,000 square feet of space. We also lease a facility for our call center located in St. Cloud, Minnesota with approximately 46,000 square feet of space.

We also lease a facility in Gurgaon, India. The facility in India has approximately 111,500 square feet of space and can accommodate approximately 1,850 employees. Our facility in India serves as a call center and administrative offices.

We lease approximately 32,000 square feet of space in San Jose, Costa Rica. This facility can accommodate approximately 300 employees. The facility serves as a call center.

Our subsidiary, Propel Financial Services, LLC, leases approximately 7,000 square feet of space in San Antonio, Texas. The facility serves as Propel’s corporate offices. This lease will expire in June 2013 and Propel will be moving to a new 14,000 square foot leased facility.

We also lease other immaterial office space in the United States.

We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.

Item 3—Legal Proceedings

We are involved in disputes, legal actions, regulatory investigations, inquiries, and other actions from time to time in the ordinary course of business. We, along with others in our industry, are routinely subject to legal actions based on the FDCPA, comparable state statutes, the TCPA, state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, have made inaccurate assertions of fact in support of our collection actions and/or have acted improperly in connection with our efforts to contact consumers. Such litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, sanctions, or injunctive relief. Many continue on for some length of time and involve substantial litigation, effort, and negotiation before a result is achieved, and during the process we often cannot determine the substance or timing of any eventual outcome.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of our subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 12, 2011, the court issued an order granting final approval to the parties agreed upon settlement of this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, and dismissed the cases against the Midland Defendants with prejudice. That order has been appealed by certain objectors to the settlement, which appeals remain pending.

On November 2, 2010 and December 17, 2010, two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that certain of our subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011 two class actions entitled Scardina v. Midland Credit Management, Inc., Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that certain of our subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, we filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted our motion to transfer. All four of these cases are now pending in the United States District Court for the Southern District of California in a multidistrict litigation titled In re Midland Credit Management Inc. Telephone Consumer Protection Act Litigation. The lead plaintiffs filed an amended consolidated complaint on July 11, 2012. On October 17, 2012, a national class action titled Hartman v. Midland Credit Management, Inc. was filed in the Middle District of Florida. The complaint in Hartman alleged that our subsidiary violated the TCPA by calling consumers’ cellular phones without their prior express consent. On November 20, 2012, the Hartman case was transferred to the Southern District of California to be consolidated with the multidistrict litigation.

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments, or settlements. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We continuously assess the potential liability related to our pending litigation and revise our estimates when additional information becomes available. As of December 31, 2012, we have no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to our financial statements or an estimate cannot yet be determined. Our legal costs are recorded to expense as incurred.

Item 4—Mine Safety Disclosures

Not applicable.

PART II

Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”

The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2012
First Quarter	$24.91	$20.87
Second Quarter	29.64	21.42
Third Quarter	30.91	27.01
Fourth Quarter	30.72	24.34

Fiscal Year 2011
First Quarter	27.67	21.65
Second Quarter	33.16	23.85
Third Quarter	31.78	18.96
Fourth Quarter	28.50	19.40

The closing price of our common stock on February 1, 2013, was $30.44 per share and there were 16 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Issuer Repurchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company during the three months ended December 31, 2012, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2012 to October 31, 2012	—	—	—	—
November 1, 2012 to November 30, 2012	1,058,667	$25.3075	1,058,667	$23,207,770
December 1, 2012 to December 31, 2012	803,838	$27.9642	803,838	$729,065

Total	1,862,505	$26.4541	1,862,505

(1)

On November 15, 2012, we publicly announced that our Board of Directors had authorized a plan (the “2012 Plan”) for the Company to purchase $50.0 million of our Company’s common stock. This column discloses the number of shares purchased pursuant to the 2012 Plan during the indicated time periods.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2007 through December 31, 2012, with the cumulative total return of (a) the NASDAQ Index and (b) Asset Acceptance Capital Corp., Asta Funding, Inc. and Portfolio Recovery Associates, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2007, in our common stock and in each of the comparison indices. The stock price performance on the following graph is not necessarily indicative of future stock performance.

	12/07	12/08	12/09	12/10	12/11	12/12
Encore Capital Group, Inc.	100.00	74.38	179.75	242.25	219.63	316.32
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group	100.00	54.86	76.70	111.84	98.17	148.65

Equity Compensation Plans

Information regarding our equity compensation plan required by this item is incorporated by reference to the information in Part III, Note 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In November and December 2012, we sold $115.0 million of 3.0% convertible senior notes due November 27, 2017 in a private placement transaction. Information regarding this transaction is set forth on our Form 8-K filed on December 3, 2012.

Dividend Policy

As a public company, we have never declared or paid dividends on our common stock. However, the declaration, payment, and amount of future dividends, if any, is subject to the discretion of our board of directors, which may review our dividend policy from time to time in light of the then existing relevant facts and circumstances. Under the terms of our revolving credit facility, we are permitted to declare and pay dividends in an amount not to exceed, during any fiscal year, 20% of our audited consolidated net income for the then most recently completed fiscal year, so long as no default or unmatured default under the facility has occurred and is continuing or would arise as a result of the dividend payment. We may also be subject to additional dividend restrictions under future financing facilities.

Item 6—Selected Financial Data

This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2010, 2009, and 2008 and for the years ended December 31, 2009 and 2008, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2012, and 2011 and for the years ended December 31, 2012, 2011, and 2010, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues
Revenue from receivable portfolios, net(1)	$545,412	$448,714	$364,294	$299,732	$240,802
Net interest income—tax lien transfer	10,460	—	—	—	—

Total revenues	555,872	448,714	364,294	299,732	240,802

Operating expenses
Salaries and employee benefits	101,084	77,805	64,077	54,587	54,445
Cost of legal collections	168,703	157,050	121,085	112,570	96,187
Other operating expenses	48,939	35,708	32,055	22,620	20,146
Collection agency commissions	15,332	14,162	20,385	19,278	13,118
General and administrative expenses	61,798	39,760	29,798	25,738	17,928
Depreciation and amortization	5,840	4,081	2,552	1,771	1,707

Total operating expenses	401,696	328,566	269,952	236,564	203,531

Income from operations	154,176	120,148	94,342	63,168	37,271

Other (expense) income
Interest expense	(25,564)	(21,116)	(19,349)	(16,160)	(20,572)
Other income (expense)	1,713	(363)	368	3,266	5,235

Total other expense	(23,851)	(21,479)	(18,981)	(12,894)	(15,337)

Income from continuing operations before income taxes	130,325	98,669	75,361	50,274	21,934
Provision for income taxes	(51,754)	(38,076)	(27,967)	(19,360)	(9,036)

Income from continuing operations	78,571	60,593	47,394	30,914	12,898
(Loss) income from discontinued operations, net of tax	(9,094)	365	1,658	2,133	948

Net income	$69,477	$60,958	$49,052	$33,047	$13,846

Weighted-average shares outstanding:
Basic	24,855	24,572	23,897	23,215	23,046
Diluted	25,836	25,690	25,091	24,082	23,577
Basic earnings (loss) per share from:
Continuing operations	$3.16	$2.47	$1.98	$1.33	$0.56
Discontinued operations	$(0.36)	$0.01	$0.07	$0.09	$0.04

Net basic earnings per share	$2.80	$2.48	$2.05	$1.42	$0.60

Diluted earnings (loss) per share from:
Continuing operations	$3.04	$2.36	$1.89	$1.28	$0.55
Discontinued operations	$(0.35)	$0.01	$0.06	$0.09	$0.04

Net diluted earnings per share	$2.69	$2.37	$1.95	$1.37	$0.59

	As of and For The Year Ended December 31,
	2012	2011	2010	2009	2008
Cash flow data:
Cash flows provided by (used in):
Operating activities	$98,520	$84,579	$75,475	$76,519	$63,071
Investing activities	(343,770)	(88,088)	(142,807)	(79,171)	(107,252)
Financing activities	254,713	651	69,849	699	45,846
Selected operating data:
Purchases of receivable portfolios, at cost	$562,335	$386,850	$361,957	$256,632	$230,278
Gross collections for the period	948,055	761,158	604,609	487,792	398,633
Consolidated statements of financial condition data:
Cash and cash equivalents	$17,510	$8,047	$10,905	$8,388	$10,341
Investment in receivable portfolios, net	873,119	716,454	644,753	526,877	461,346
Total assets	1,171,340	812,483	736,468	595,159	549,079
Total debt	706,036	388,950	385,264	303,075	303,655
Total liabilities	765,524	440,948	433,771	352,068	345,653
Total stockholders’ equity	405,816	371,535	302,697	243,091	203,426

(1)

Includes net allowance reversal of $4.2 million for the year ended December 31, 2012, and net allowance charges of $10.8 million, $22.2 million, $19.3 million, and $41.4 million for the years ended December 31, 2011, 2010, 2009, and 2008, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to, those set forth in this Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

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

Portfolio purchasing and recovery

Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across the full extent of our operations. These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and align the accounts we purchase with our operational channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States and possess one of the industry’s best collection staff retention rates.

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

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with stronger collections and higher costs (e.g., the first calendar quarter), all else being equal, earnings could be lower than in quarters with slower collections and lower costs (e.g., the fourth calendar quarter). Additionally, in quarters where a greater percentage of collections come from our legal and agency outsourcing channels, cost to collect will be higher than if there were more collections from our internal collection sites.

Tax lien transfer

Our tax lien transfer segment focuses on the property tax financing industry. Our principal activity is originating and servicing property tax lien transfers in the state of Texas. With the property owner’s consent, we pay the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to us. We then enter into a payment agreement with the property owner, creating an affordable payment plan. Revenue from our tax lien transfer segment for the period May 8, 2012 (date of acquisition) through December 31, 2012, comprised 2% of total consolidated revenues for the year ended December 31, 2012. Operating income from our tax lien transfer segment for the period May 8, 2012 (date of acquisition) through December 31, 2012, comprised 3% of our total consolidated operating income for the year ended December 31, 2012.

Discontinued Operations

On May 16, 2012, we completed the sale of substantially all of the assets and certain of the liabilities of our bankruptcy servicing subsidiary, Ascension Capital Group, Inc. (“Ascension”). Accordingly, Ascension’s results of operations are reflected as discontinued operations in our consolidated statements of comprehensive income.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased during the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Credit card	$395,404	$346,324	$341,910
Purchased bankruptcy receivables(1)	83,578	1,644	12,205
Telecom	83,353	38,882	7,842

	$562,335	$386,850	$361,957

(1)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers.

During the year ended December 31, 2012, we invested $562.3 million in portfolios, primarily of charged-off credit card, telecommunications, and bankruptcy portfolios, with face values aggregating $18.5 billion, for an average purchase price of 3.0% of face value. This is a $175.4 million increase, or 45.3%, in the amount invested, compared with the $386.9 million invested during the year ended December 31, 2011, to acquire portfolios with a face value aggregating $11.7 billion, for an average purchase price of 3.3% of face value. During the year ended December 31, 2010, we invested $362.0 million for portfolios with face values aggregating $10.9 billion, for an average purchase price of 3.3% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.

We have recently seen a meaningful increase in the prices for portfolios directly from credit issuers, especially for fresh portfolios. These are portfolios that are generally transacted within 6 months of the consumer’s account being charged-off by the financial institution. We believe this pricing increase is due to a reduction in supply of charged-off accounts and constant demand in the marketplace. Given shifts in underwriting standards by financial institutions resulting in the lower volumes of charged-off accounts, we expect that the pricing will remain at these elevated levels for a period of time. We believe that pricing will decline when buyers who have paid prices that are too high are unable to realize a profit. The current supply environment did not have a material impact on our portfolio purchases for 2012, as we fulfilled much of our planned 2012 portfolio acquisition in the first half of the year, when pricing was more favorable. However, our ability to purchase portfolios in 2013 at favorable prices may be adversely impacted. Should pricing trends continue in this manner, we expect to adjust our purchasing strategies away from fresh portfolios, and towards portfolios in alternative asset classes or aged portfolios, where pricing is not as elevated and where we believe that our operational model allows us to maintain acceptable profit margins.

Collections by Channel

During 2012, 2011 and 2010, we utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel (in thousands):

	Year Ended December 31,
	2012	2011	2010
Legal collections	$448,377	$377,455	$266,762
Collection sites	442,083	335,992	268,205
Collection agencies	57,595	47,657	68,042
Other	—	54	1,600

	$948,055	$761,158	$604,609

Gross collections increased $186.9 million, or 24.6%, to $948.1 million during the year ended December 31, 2012, from $761.2 million during the year ended December 31, 2011, primarily due to increased portfolio purchases in the current and prior years.

Gross collections increased $156.6 million, or 25.9%, to $761.2 million during the year ended December 31, 2011, from $604.6 million during the year ended December 31, 2010, primarily due to increased portfolio purchases in the current and prior years.

Results of Operations

Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012		2011		2010
Revenues
Revenue from receivable portfolios, net	$545,412	98.0%	$448,714	100.0%	$364,294	100.0%
Net interest income—tax lien transfer	10,460	2.0%	—	0.0%	—	0.0%

Total revenues	555,872	100.0%	448,714	100.0%	364,294	100.0%

Operating expenses
Salaries and employee benefits	101,084	18.2%	77,805	17.3%	64,077	17.6%
Cost of legal collections	168,703	30.3%	157,050	35.0%	121,085	33.2%
Other operating expenses	48,939	8.8%	35,708	8.0%	32,055	8.8%
Collection agency commissions	15,332	2.8%	14,162	3.1%	20,385	5.6%
General and administrative expenses	61,798	11.1%	39,760	8.9%	29,798	8.2%
Depreciation and amortization	5,840	1.1%	4,081	0.9%	2,552	0.7%

Total operating expenses	401,696	72.3%	328,566	73.2%	269,952	74.1%

Income from operations	154,176	27.7%	120,148	26.8%	94,342	25.9%

Other (expense) income
Interest expense	(25,564)	(4.6)%	(21,116)	(4.7)%	(19,349)	(5.3)%
Other income (expense)	1,713	0.3%	(363)	(0.1)%	368	0.1%

Total other expense	(23,851)	(4.3)%	(21,479)	(4.8)%	(18,981)	(5.2)%

Income from continuing operations before income taxes	130,325	23.4%	98,669	22.0%	75,361	20.7%
Provision for income taxes	(51,754)	(9.3)%	(38,076)	(8.5)%	(27,967)	(7.7)%

Income from continuing operations	78,571	14.1%	60,593	13.5%	47,394	13.0%
(Loss) income from discontinued operations, net of tax	(9,094)	(1.6)%	365	0.1%	1,658	0.5%

Net income	$69,477	12.5%	$60,958	13.6%	$49,052	13.5%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with Generally Accepted Accounting Principles (“GAAP”), we provide historical non-GAAP financial information. Management believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

Management believes that the presentation of these measures provides investors with greater transparency and facilitates comparison of operating results across a broad spectrum of companies with varying capital structures, compensation strategies, derivative instruments, and amortization methods, which provide a more complete understanding of our financial performance, competitive position, and prospects for the future. Readers should consider the information in addition to, but not instead of, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of these measures for comparative purposes.

Adjusted Earnings Per Share. Management believes that investors regularly rely on non-GAAP adjusted earnings and adjusted earnings per share, to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. The following table provides a reconciliation between net income from continuing operations and diluted earnings per share from continuing operations calculated in accordance with GAAP to adjusted earnings and adjusted earnings per share, respectively (in thousands, except per share data):

	Year Ended December 31,
	2012		2011		2010
	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share
GAAP net income from continuing operations, as reported	$78,571	$3.04	$60,593	$2.36	$47,394	$1.89
Adjustment:
Convertible notes non-cash interest and issuance cost amortization, net of tax	191	0.01	—	—	—	—

Adjusted earnings from continuing operations	$78,762	$3.05	$60,593	$2.36	$47,394	$1.89

Adjusted EBITDA. Management utilizes adjusted EBITDA, which is materially similar to a financial measure contained in covenants used in the our credit agreement, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios (in thousands):

	Year Ended December 31,
	2012	2011	2010
GAAP net income, as reported	$69,477	$60,958	$49,052
Adjustments:
Loss (income) from discontinued operations, net of tax	9,094	(365)	(1,658)
Interest expense	25,564	21,116	19,349
Provision for income taxes	51,754	38,076	27,967
Depreciation and amortization	5,840	4,081	2,552
Amount applied to principal on receivable portfolios	402,594	312,297	240,100
Stock-based compensation expense	8,794	7,709	6,010
Acquisition related expenses	4,263	—	—

Adjusted EBITDA	$577,380	$443,872	$343,372

Adjusted operating expenses. We have included information concerning adjusted operating expenses, excluding stock-based compensation expense, tax lien transfer segment operating expenses, and acquisition related expenses, in order to facilitate a comparison of approximate cash costs to cash collections for the portfolio purchasing and recovery business in the periods presented. (in thousands):

	Year Ended December 31,
	2012	2011	2010
GAAP total operating expenses, as reported	$401,696	$328,566	$269,952
Adjustments:
Stock-based compensation expense	(8,794)	(7,709)	(6,010)
Tax lien transfer segment operating expenses	(5,681)	—	—
Acquisition related expenses	(4,263)	—	—

Adjusted operating expenses for the portfolio purchasing and recovery business	$382,958	$320,857	$263,942

Comparison of Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Our revenues consist primarily of portfolio revenue. Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the Internal Rate of Return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Interest income, net of related interest expense, represents net interest income on property tax payment agreements receivable.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Year Ended December 31, 2012					As of December 31, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$26,275	$22,575	85.9%	$3,702	4.2%	$—	—
2005	11,859	3,647	30.8%	2,024	0.7%	2,115	5.6%
2006	12,818	7,910	61.7%	(4,247)	1.5%	8,238	5.1%
2007	17,055	8,922	52.3%	129	1.6%	10,449	5.1%
2008	59,037	32,567	55.2%	2,613	6.0%	34,316	6.9%
2009	111,379	70,210	63.0%	—	13.0%	47,230	10.0%
2010	220,647	134,875	61.1%	—	24.9%	104,466	8.8%
2011	301,215	163,165	54.2%	—	30.1%	195,629	5.9%
2012	187,721	97,320	51.8%	—	18.0%	470,676	2.8%

Total	$948,006	$541,191	57.1%	$4,221	100.0%	$873,119	4.8%

	Year Ended December 31, 2011					As of December 31, 2011
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA	$20,609	$16,171	78.5%	$4,448	3.5%	$—	—
2004	1,462	196	13.4%	102	0.0%	—	—
2005	18,276	8,492	46.5%	771	1.9%	8,304	5.7%
2006	18,294	13,958	76.3%	(7,160)	3.0%	17,394	5.1%
2007	38,654	23,578	61.0%	(4,564)	5.1%	18,483	5.1%
2008	87,083	49,985	57.4%	(4,420)	10.9%	58,249	5.4%
2009	164,358	105,080	63.9%	—	22.9%	88,436	8.0%
2010	288,679	169,588	58.7%	—	36.9%	190,948	6.5%
2011	123,596	72,489	58.6%	—	15.8%	334,640	4.2%

Total	$761,011	$459,537	60.4%	$(10,823)	100.0%	$716,454	5.5%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

Total revenues were $555.9 million for the year ended December 31, 2012, an increase of $107.2 million, or 23.9%, compared to total revenues of $448.7 million for the year ended December 31, 2011. Portfolio revenue was $545.4 million for the year ended December 31, 2012, an increase of $96.7 million, or 21.6%, compared to portfolio revenue of $448.7 million for the year ended December 31, 2011. The increase in portfolio revenue for the year ended December 31, 2012 was primarily the result of additional accretion revenue associated with a higher portfolio balance and a net portfolio allowance reversal during the year ended December 31, 2012. During the year ended December 31, 2012, we recorded a net portfolio allowance reversal of $4.2 million, compared to a net portfolio allowance provision of $10.8 million in the prior year.

Net interest income from our tax lien transfer segment was $10.5 million for the period from acquisition (May 8, 2012) through December 31, 2012.

Operating Expenses

Total operating expenses were $401.7 million for the year ended December 31, 2012, an increase of $73.1 million, or 22.3%, compared to total operating expenses of $328.6 million for the year ended December 31, 2011.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $23.3 million, or 29.9%, to $101.1 million during the year ended December 31, 2012, from $77.8 million during the year ended December 31, 2011. The increase was primarily the result of increased headcount to support our growth in our portfolio purchasing and recovery business and the acquisition of Propel Financial Services, LLC, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). Salaries and employee benefits related to our internal legal channel were approximately $7.0 million and $2.6 million for the years ended December 31, 2012 and 2011, respectively.

Stock-based compensation increased $1.1 million, or 14.1%, to $8.8 million during the year ended December 31, 2012, from $7.7 million during the year ended December 31, 2011. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price and an increase in the number of shares granted.

Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Salaries and employee benefits:
Portfolio purchasing and recovery	$89,379	$77,805
Tax lien transfer(1)	2,911	—

	$92,290	$77,805

(1)	Tax lien transfer segment only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Cost of legal collections—Portfolio purchasing and recovery

The cost of legal collections increased $11.6 million, or 7.4%, to $168.7 million during the year ended December 31, 2012, compared to $157.1 million during the year ended December 31, 2011. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $7.3 million in contingent fees paid to our network of attorneys related to an increase of $70.9 million, or 18.8%, in gross collections through our legal channel, offset by a decrease in the average commission rate we pay our network of attorneys. The increase was also attributable to an increase of $3.8 million in upfront litigation costs expensed during the period. Gross legal collections amounted to $448.4 million during the year ended December 31, 2012, up from $377.5 million during the year ended December 31, 2011. During the year ended December 31, 2012, the cost of legal collections decreased as a percent of gross collections through this channel to 37.6%, from 41.6% during the year ended December 31, 2011, as a result of the decrease in commission rates mentioned above and an increase in our court cost recovery rate due to our improved ability to more accurately and consistently identify those consumers with the financial means to repay their obligations.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Year Ended December 31,
	2012		2011
Collections(1)	$448,377	100.0%	$377,455	100.0%

Court costs advanced	$93,889	20.9%	$95,672	25.4%
Court costs deferred	(38,104)	(8.5)%	(43,664)	(11.6)%

Court cost expense(2)	55,785	12.4%	52,008	13.8%
Other(3)	2,662	0.6%	2,029	0.5%
Commissions	110,256	24.6%	103,013	27.3%

Total Costs	$168,703	37.6%	$157,050	41.6%

(1)	Collections include approximately $18.8 million and $2.3 million from our internal legal channel for the years ended December 31, 2012 and 2011, respectively.
(2)

In connection with our agreement with contracted attorneys, we advance certain out-of-pocket court costs. We capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed. This amount also includes court costs expensed through our internal legal channel of approximately $6.4 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively.

(3)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $13.2 million, or 37.1%, to $48.9 million during the year ended December 31, 2012, from $35.7 million during the year ended December 31, 2011. The increase was primarily the result of an increase of $4.1 million in direct mail campaign expenses, other operating expenses incurred by Propel of $1.4 million, an increase of $1.4 million in telephone expenses, an increase of $1.3 million in media related expenses, an increase of $1.0 million in advertising expenses, and a net increase in various other operating expenses of $4.0 million, all to support our growth.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Other operating expenses:
Portfolio purchasing and recovery	$47,501	$35,708
Tax lien transfer(1)	1,438	—

	$48,939	$35,708

(1)	Tax lien transfer segment only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Collection agency commissions—Portfolio purchasing and recovery

During the year ended December 31, 2012, we incurred $15.3 million in commissions to third party collection agencies, or 26.6% of the related gross collections of $57.6 million, compared to $14.2 million in commissions, or 29.7% of the related gross collections of $47.7 million during the year ended December 31, 2011. During the quarter ended June 30, 2012, we acquired a large portfolio from a competitor where most of the customer’s accounts had been placed with third party collection agencies. We have slowly transitioned these accounts from collection agencies to our internal operating sites. Until such transition is complete, there may be an increase in agency collections and related commissions. During the third and fourth quarter of 2012, we experienced an increase in such collections and commissions. During the same period, the commission rate decreased as compared to the prior year as a result of the lower commission rates paid to the agencies where these accounts had been placed.

General and administrative expenses

General and administrative expenses increased $22.0 million, or 55.4%, to $61.8 million during the year ended December 31, 2012, from $39.8 million during the year ended December 31, 2011. The increase was primarily the result of an increase of $8.9 million in litigation and corporate legal expenses associated with governmental investigations or inquiries and litigation, general and administrative expenses incurred by Propel of $1.3 million, an increase of $1.1 million in building rent, an increase of $1.1 million in consulting fees, an increase of $0.7 million in system maintenance costs, and a net increase in other general and administrative expenses of $8.9 million, primarily to support our growth.

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2012	2011
General and administrative expenses:
Portfolio purchasing and recovery	$60,466	$39,760
Tax lien transfer(1)	1,332	—

	$61,798	$39,760

(1)	Tax lien transfer segment only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Depreciation and amortization

Depreciation and amortization expense increased $1.7 million, or 43.1%, to $5.8 million during the year ended December 31, 2012, from $4.1 million during the year ended December 31, 2011. The increase was primarily due to increased depreciation expenses resulting from our acquisition of fixed assets in the current and prior years.

Cost per Dollar Collected—Portfolio purchasing and recovery

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2012					2011
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$448,377	$168,703	(1)	37.6%	17.8%	$377,455	$157,050	(1)	41.6%	20.6%
Collection sites(2)	442,083	27,606		6.2%	2.9%	335,992	25,112		7.5%	3.3%
Collection agencies	57,595	15,332		26.6%	1.6%	47,657	14,162		29.7%	1.9%
Other	—	—		—	—	54	—		—	—
Other indirect costs(3)	—	171,317		—	18.1%	—	124,533		—	16.4%

Total	$948,055	$382,958	(4)		40.4%	$761,158	$320,857	(4)		42.2%

(1)

Collections include approximately $18.8 million and $2.3 million from our internal legal channel for the years ended December 31, 2012 and 2011, respectively. Cost includes court costs expensed through our internal legal channel of approximately $6.4 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively.

(2)	Cost in collection sites represents only account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(3)

Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. Included in other indirect costs were costs related to our internal legal channel of approximately $9.9 million and $3.8 million for the years ended December 31, 2012 and 2011, respectively.

(4)

Represents all operating expenses, excluding stock-based compensation expense, tax lien transfer segment operating expenses, and acquisition related expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the “Non-GAAP Disclosure” section for further details.

During the year ended December 31, 2012, cost per dollar collected decreased by 180 basis points to 40.4% of gross collections from 42.2% of gross collections during the year ended December 31, 2011. This decrease was primarily due to several factors, including:

•

The cost of legal collections as a percentage of total collections decreased to 17.8% during the year ended December 31, 2012, from 20.6% during year ended December 31, 2011 and, as a percentage of legal collections, decreased to 36.7% from 41.6%. The decreases were primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

•

The costs from our collection sites, including account managers and their supervisors’ salaries, variable compensation and employee benefits, as a percentage of total collections, decreased to 2.9% during the year ended December 31, 2012, from 3.3% during the year ended December 31, 2011 and, as a percentage of our site collections, decreased to 6.2% during the year ended December 31, 2012, from 7.5% during the year ended December 31, 2011. The decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.6% during the year ended December 31, 2012, from 1.9% during the year ended December 31, 2011. The decrease in the percentage of commissions to total collections was due to our strategy to place more accounts internally, resulting in a significant decline in collections through this channel. Commissions as a percentage of channel collections declined to 26.6% during the year ended December 31, 2012, as compared to 29.7% during the prior year. As discussed above, the decrease in our commission rate was primarily a result of the lower commission rates we paid to the collection agencies that had collection agreements with the seller of our large portfolio purchase in the second quarter of 2012.

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs) of 170 basis points, to 18.1% for the year ended

December 31, 2012, from 16.4% for the year ended December 31, 2011. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate legal expenses and increases in headcount and general and administrative expenses, to support growth, and to invest in initiatives relating to the evolving regulatory environment.

Interest Expense—Portfolio purchasing and recovery

The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Stated interest on debt obligations	$23,015	$19,283	$3,732	19.4%
Amortization of loan fees and other loan costs	2,289	1,833	456	24.9%
Amortization of debt discount—convertible notes	260	—	260	—

Total interest expense	$25,564	$21,116	$4,448	21.1%

Stated interest on debt obligations increased $3.7 million to $23.0 million during the year ended December 31, 2012, compared to the prior year. This increase was primarily due to higher outstanding loan balances, which increased as a result of our increased purchase volumes.

Other income and expense

During the year ended December 31, 2012, total other income was $1.7 million. Total other income consisted primarily of other service income from our tax lien transfer operating segment. During the year ended December 31, 2011, we incurred other expense of $0.4 million. This expense was primarily attributable to our revaluation of foreign currency monetary assets and liabilities held by our India subsidiary.

Provision for income taxes

During the year ended December 31, 2012, we recorded an income tax provision of $51.8 million, reflecting an effective rate of 39.7% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.6% and a net provision for the effect of permanent book versus tax differences of 0.4%.

During the year ended December 31, 2011, we recorded an income tax provision of $38.1 million, reflecting an effective rate of 38.6% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2011 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5%, and a net benefit for the effect of permanent book versus tax differences of 0.6%.

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

Revenue from receivable portfolios was $448.7 million for the year ended December 31, 2011, an increase of $84.4 million, or 23.2%, compared to portfolio revenue of $364.3 million for the year ended December 31, 2010. The increase in portfolio revenue for the year ended December 31, 2011 was primarily the result of additional accretion revenue associated with a higher portfolio balance and lower net portfolio allowance provision during the year ended December 31, 2011, compared to the year ended December 31, 2010. During the year ended December 31, 2011, we recorded a net portfolio allowance provision of $10.8 million, compared to a net portfolio allowance provision of $22.2 million in the prior year. The portfolio allowances for the years ended December 31, 2011 and 2010 were largely due to a shortfall in collections in certain pool groups against our forecast. While our total collections exceeded our forecast, there is often variability at the pool group level between our actual collections and our forecasted collections, primarily our 2006 through 2008 vintage portfolios. This is the result of several factors, including pressures on our consumers due to a weakened economy, changes in internal operating strategies, shifts in consumer payment patterns, and the inherent challenge of forecasting collections at the pool group level.

Operating Expenses

Total operating expenses were $328.6 million for the year ended December 31, 2011, an increase of $58.6 million, or 21.7%, compared to total operating expenses of $270.0 million for the year ended December 31, 2010.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Total salaries and employee benefits increased $13.7 million, or 21.4%, to $77.8 million during the year ended December 31, 2011, from $64.1 million during the year ended December 31, 2010. The increase was primarily the result of increased headcount to support our growth. Salaries and employee benefits related to our internal legal channel were approximately $2.6 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

Stock-based compensation increased $1.7 million, or 28.3%, to $7.7 million during the year ended December 31, 2011, from $6.0 million during the year ended December 31, 2010. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price.

Cost of legal collections

The cost of legal collections increased $36.0 million, or 29.7%, to $157.1 million during year ended December 31, 2011, compared to $121.1 million during the year ended December 31, 2010. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $26.8 million in contingent fees paid to our network of attorneys related to an increase of $110.7 million, or 41.5%, in gross collections through our legal channel, in addition to an increase of $9.5 million in upfront litigation costs expensed during the period. Gross legal collections amounted to $377.5 million during the year ended December 31, 2011, up from $266.8 million collected during the year ended December 31, 2010. During the year ended December 31, 2011, the cost of legal collections decreased as a percent of gross collections through this channel to 41.6% from 45.4% during the year ended December 31, 2010, as a result of improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations.

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

Other operating expenses

Other operating expenses increased $3.6 million, or 11.4%, to $35.7 million during the year ended December 31, 2011, from $32.1 million during the year ended December 31, 2010. The increase was primarily the result of an increase of $1.0 million in direct mail campaign expenses, an increase of $0.8 million in telephone expenses, an increase of $0.5 million in recruiting expenses, and a net increase in various other operating expenses of $1.3 million, all to support our growth.

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

General and administrative expenses

General and administrative expenses increased $10.0 million, or 33.4%, to $39.8 million during the year ended December 31, 2011, from $29.8 million during the year ended December 31, 2010. The increase was primarily the result of an increase of $3.8 million in litigation and corporate legal expenses associated with governmental investigations or inquiries and litigation, an increase of $1.3 million in building rent, an increase of $0.9 million in consulting fees, an increase of $0.9 million in system maintenance costs, and a net increase in other general and administrative expenses of $3.1 million, primarily to support our growth.

Depreciation and amortization

Depreciation and amortization expense increased $1.5 million, or 59.9%, to $4.1 million during the year ended December 31, 2011, from $2.6 million during the year ended December 31, 2010. The increase was primarily due to increased depreciation expenses resulted from our acquisition of fixed assets in the current and prior years.

Cost per Dollar Collected

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2011					2010
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Legal networks(1)	$377,455	$157,050	(1)	41.6%	20.6%	$266,762	$121,085	(1)	45.4%	20.0%
Collection sites(2)	335,992	25,112		7.5%	3.3%	268,205	24,312		9.1%	4.0%
Collection agencies	47,657	14,162		29.7%	1.9%	68,042	20,385		30.0%	3.4%
Other	54	—		—	—	1,600	—		—	—
Other indirect costs(3)	—	124,533		—	16.4%	—	98,160		—	16.3%

Total	$761,158	$320,857	(4)		42.2%	$604,609	$263,942	(4)		43.7%

(1)

Collections include approximately $2.3 million from our internal legal channel for the year ended December 31, 2011. Costs include court costs expensed through our internal legal channel of approximately $1.7 million for the year ended December 31, 2011. We had no collections and did not incur any court costs through our internal legal channel during the year ended December 31, 2010.

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

(4)

Represents all operating expenses, excluding stock-based compensation expense. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the “Non-GAAP Disclosure” section for further details.

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

Provision for income taxes

During the year ended December 31, 2011, we recorded an income tax provision of $38.1 million, reflecting an effective rate of 38.6% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2011 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5%, and a net benefit for the effect of permanent book versus tax differences of 0.6%.

During the year ended December 31, 2010, we recorded an income tax provision of $28.0 million, reflecting an effective rate of 37.1% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2010 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.7%, a 0.6% beneficial adjustment to federal taxes payable as a result of state tax true ups, and a net benefit for the effect of permanent book versus tax differences of 1.7%.

Supplemental Performance Data

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)		Cumulative Collections through December 31, 2012
			<2006	2006	2007	2008	2009	2010	2011	2012	Total(2)	CCM(3)
Charged-off consumer receivables:
<2005	$385,469	(4)	$974,411	$164,211	$85,333	$45,893	$27,708	$19,986	$15,180	$11,461	$1,344,183	3.5
2005	192,585		66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	473,641	2.5
2006	141,027		—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	307,247	2.2
2007	204,067		—	—	68,048	145,272	111,117	70,572	44,035	29,619	468,663	2.3
2008	227,787		—	—	—	69,049	165,164	127,799	87,850	59,507	509,369	2.2
2009	253,330		—	—	—	—	96,529	206,773	164,605	111,569	579,476	2.3
2010	346,115		—	—	—	—	—	125,465	284,541	215,088	625,094	1.8
2011	383,143		—	—	—	—	—	—	122,224	300,536	422,760	1.1
2012	477,500		—	—	—	—	—	—	—	186,472	186,472	0.4

Subtotal	$2,611,023		$1,040,902	$336,374	$354,724	$398,303	$487,458	$604,006	$755,392	$939,746	$4,916,905	1.9

Purchased bankruptcy receivables:
2010	$11,975		$—	$—	$—	$—	$—	$388	$4,247	$5,598	$10,233	0.9
2011	1,644		—	—	—	—	—	—	1,372	1,413	2,785	1.7
2012	83,578		—	—	—	—	—	—	—	1,249	1,249	0.0

Subtotal	$97,197		$—	$—	$—	$—	$—	$388	$5,619	$8,260	$14,267	0.1

Total	$2,708,220		$1,040,902	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$4,931,172	1.8

(1)

Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2012, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2012—collections as a multiple of purchase price.
(4)	From inception through December 31, 2004.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)		Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
<2005	$385,469	(4)	$1,344,183	$—	$1,344,183	3.5
2005	192,585		473,641	7,442	481,083	2.5
2006	141,027		307,247	15,527	322,774	2.3
2007	204,067		468,663	33,654	502,317	2.5
2008	227,787		509,369	82,192	591,561	2.6
2009	253,330		579,476	164,009	743,485	2.9
2010	346,115		625,094	328,981	954,075	2.8
2011	383,143		422,760	493,603	916,363	2.4
2012	477,500		186,472	724,514	910,986	1.9

Subtotal	$2,611,023		$4,916,905	$1,849,922	$6,766,827	2.6

Purchased bankruptcy receivables:
2010	$11,975		$10,233	$12,593	$22,826	1.9
2011	1,644		2,785	1,014	3,799	2.3
2012	83,578		1,249	103,445	104,694	1.3

Subtotal	$97,197		$14,267	$117,052	$131,319	1.4

Total	$2,708,220		$4,931,172	$1,966,974	$6,898,146	2.5

(1)	Adjusted for Put-Backs and Recalls.
(2)	Cumulative collections from inception through December 31, 2012, excluding collections on behalf of others.
(3)	Estimated remaining collections for charged off consumer receivables includes $101.7 million related to accounts that converted to bankruptcy after purchase.
(4)	From inception through December 31, 2004.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	Total
Charged-off consumer receivables:
2005	$4,534	$2,201	$707	$—	$—	$—	$—	$—	$—	$—	$7,442
2006	8,976	4,429	1,494	628	—	—	—	—	—	—	15,527
2007	17,923	9,059	3,887	2,194	591	—	—	—	—	—	33,654
2008	37,370	22,290	12,063	6,247	2,981	1,241	—	—	—	—	82,192
2009	61,277	45,481	25,569	15,766	9,956	4,293	1,667	—	—	—	164,009
2010	118,914	84,759	54,805	32,745	19,986	9,090	6,048	2,634	—	—	328,981
2011	178,889	125,601	79,281	48,613	27,794	16,264	8,672	6,020	2,469	—	493,603
2012	244,992	199,237	115,419	69,876	41,404	24,831	16,531	6,618	4,539	1,067	724,514

Subtotal	$672,875	$493,057	$293,225	$176,069	$102,712	$55,719	$32,918	$15,272	$7,008	$1,067	$1,849,922

Purchased bankruptcy receivables:
2010	$4,914	$4,063	$2,761	$855	$—	$—	$—	$—	$—	$—	$12,593
2011	788	110	69	43	4	—	—	—	—	—	1,014
2012	22,171	22,796	21,002	16,610	11,562	9,304	—	—	—	—	103,445

Subtotal	$27,873	$26,969	$23,832	$17,508	$11,566	$9,304	$—	$—	$—	$—	$117,052

Total	$700,748	$520,026	$317,057	$193,577	$114,278	$65,023	$32,918	$15,272	$7,008	$1,067	$1,966,974

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond our collection forecasts.
(2)	Estimated remaining collections for charged off consumer receivables includes $101.7 million related to accounts that converted to bankruptcy after purchase.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2012	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
2005	$2,115	$192,585	1.1%	0.3%
2006	8,238	141,027	5.8%	1.1%
2007	10,449	204,067	5.1%	1.3%
2008	34,316	227,787	15.1%	4.3%
2009	47,230	253,330	18.6%	6.0%
2010	97,533	346,115	28.2%	12.5%
2011	195,477	383,143	51.0%	25.0%
2012	387,918	477,500	81.2%	49.5%

Subtotal	$783,276	$2,225,554	35.2%	100.0%

Purchased bankruptcy receivables:
2010	$6,933	$11,975	57.9%	7.7%
2011	152	1,644	9.2%	0.2%
2012	82,758	83,578	99.0%	92.1%

Subtotal	$89,843	$97,197	92.4%	100.0%

Total	$873,119	$2,322,751	37.6%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Year Ended December 31, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios	562,335	—	—	562,335
Gross collections(1)	(921,730)	—	(26,276)	(948,006)
Put-backs and recalls	(3,076)	—	—	(3,076)
Revenue recognized	518,617	—	22,574	541,191
Portfolio allowances reversals, net	519	—	3,702	4,221

Balance, end of period	$873,119	$—	$—	$873,119

Revenue as a percentage of collections(2)	56.3%	0.0%	85.9%	57.1%

	Year Ended December 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	386,850	—	—	386,850
Gross collections(1)	(740,402)	—	(20,609)	(761,011)
Put-backs and recalls	(2,843)	—	(9)	(2,852)
Revenue recognized	443,367	—	16,170	459,537
(Portfolio allowances) portfolio allowance reversals, net	(15,271)	—	4,448	(10,823)

Balance, end of period	$716,454	$—	$—	$716,454

Revenue as a percentage of collections(2)	59.9%	0.0%	78.5%	60.4%

	Year Ended December 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	361,957	—	—	361,957
Gross collections(1)	(593,749)	(55)	(10,590)	(604,394)
Put-backs and recalls	(3,981)	—	—	(3,981)
Revenue recognized	376,814	—	9,689	386,503
(Portfolio allowances) portfolio allowance reversals, net	(22,654)	(456)	901	(22,209)

Balance, end of period	$644,753	$—	$—	$644,753

Revenue as a percentage of collections(2)	63.5%	0.0%	91.5%	63.9%

(1)	Does not include amounts collected on behalf of others.
(2)	Revenue as a percentage of collections excludes the effects of net portfolio allowance or net portfolio allowance reversals.

As of December 31, 2012, we had $873.1 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolio balance is as follows (in thousands):

Year Ended December 31,	Charged-off Consumer Receivables	Purchased Bankruptcy Receivables	Total Amortization
2013	$254,091	$17,416	$271,507
2014	218,173	19,196	237,369
2015	133,170	19,032	152,202
2016	87,471	14,883	102,354
2017	55,099	10,228	65,327
2018	26,159	9,088	35,247
2019	9,113	—	9,113

Total	$783,276	$89,843	$873,119

Collections by Channel

We utilize numerous business channels for the collection of charged-off credit cards and other receivables. The following table summarizes the gross collections by collection channel (in thousands):

	Year Ended December 31,
	2012	2011	2010
Legal collections	$448,377	$377,455	$266,762
Collection sites	442,083	335,992	268,205
Collection agencies	57,595	47,657	68,042
Other	—	54	1,600

	$948,055	$761,158	$604,609

Legal Outsourcing Costs as a Percentage of Gross Collections by Year of Collection

The following table summarizes our legal outsourcing court cost expense and commissions as a percentage of gross collections by year of collection:

	Collection Year
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	31.3%	34.0%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	32.2%	33.7%	38.0%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	32.5%	32.4%	38.5%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.7%	32.0%	39.6%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.5%	32.3%	42.3%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.4%	30.2%	42.1%
2009	—	—	—	—	—	—	69.7%	41.4%	31.1%	28.6%	41.7%
2010	—	—	—	—	—	—	—	72.5%	39.1%	29.2%	42.2%
2011	—	—	—	—	—	—	—	—	64.5%	33.2%	43.3%
2012	—	—	—	—	—	—	—	—	—	56.4%	56.4%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of December 31,
	2012		2011		2010
	U.S.	International	U.S.	International	U.S.	International
General & Administrative	583	537	468	334	378	233
Account Manager	188	1,424	223	1,005	217	909
Bankruptcy Specialist	—	54	104	87	83	71

	771	2,015	795	1,426	678	1,213

Gross Collections by Account Manager

The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Year Ended December 31,
	2012	2011	2010
Gross collections—collection sites	$442,083	$335,992	$268,205
Average active account managers	1,463	1,186	1,040
Collections per average active account manager	$302.2	$283.3	$257.9

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Year Ended December 31,
	2012	2011	2010
Gross collections—collection sites	$442,083	$335,992	$268,205
Total hours paid	2,556	2,243	1,960
Collections per hour paid	$173.0	$149.8	$136.8

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Year Ended December 31,
	2012	2011	2010
Gross collections—collection sites	$442,083	$335,992	$268,205
Direct costs(1)	$27,606	$25,112	$24,312
Cost per dollar collected	6.2%	7.5%	9.1%

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$27,606	$25,112	$24,312
Non-collection site salaries and employee benefits	61,773	44,984	33,755

Subtotal	89,379	70,096	58,067
Tax lien transfer	2,911	—	—

	$92,290	$70,096	$58,067

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and related employee benefits.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2010	839	$2,112,332	$81,632
Q2 2010	1,002	2,245,713	83,336
Q3 2010	1,101	2,616,678	77,889
Q4 2010	1,206	3,882,646	119,100
Q1 2011	1,243	2,895,805	90,675
Q2 2011	1,477	2,998,564	93,701
Q3 2011	1,633	2,025,024	65,731
Q4 2011	2,776	3,782,595	136,743
Q1 2012	2,132	2,902,409	130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578

Liquidity and Capital Resources

Overview

We meet our cash requirements by utilizing our cash flows from operations, and bank and other borrowings. Our primary cash requirements have included the purchase of receivable portfolios, operational expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$98,520	$84,579	$75,475
Net cash used in investing activities	(343,770)	(88,088)	(142,807)
Net cash provided by financing activities	254,713	651	69,849

On November 5, 2012, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”), with several banks and other financial institutions and lenders. The Restated Credit Agreement amended and restated, in its entirety, the prior credit agreement, pursuant to which the previous lenders provided a $555.5 million revolving credit facility to Encore. The Restated Credit Agreement bifurcates the prior revolving credit facility into a new term loan facility tranche of $150.0 million and a revolving credit facility tranche of $425.0 million for a total commitment of $575.0 million. The maturities of both facilities are five years, except with respect to a $50.0 million subtranche of the term loan facility, which has a three-year maturity. The Restated Credit Agreement contains an accordion feature which allows us to request an increase in the facility of up to $200.0 million by obtaining commitments from one or more lenders or other financial institutions with the consent of the administrative agent, but does not require us to obtain the consent of the other lenders in the facility. On December 6, 2012, the Company utilized a portion of the accordion when the lenders increased their commitments to the revolving credit facility tranche by $20.0 million for a total of $595.0 million. Refer to Note 11 “Debt” in our consolidated financial statements for further details of the Restated Credit Agreement.

On November 27, 2012, we sold $100.0 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 in a private placement transaction. On December 6, 2012, the initial purchasers of such notes exercised, in full, their option to purchase an additional $15.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $115.0 million of the convertible senior notes outstanding (collectively, the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears, on May 27 and November 27 of each year beginning on May 27, 2013. The Convertible Notes are our general unsecured obligations. The Convertible Notes will be convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The Convertible Notes will be convertible at an initial conversion rate of 31.6832 shares of our common stock per $1,000 principal amount of Convertible Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $31.56 per share of our common stock. Proceeds from the issuance of the Convertible Notes were used to pay the cost of concurrent convertible note hedge transactions (taking into account the proceeds from the sale of related warrants), to repurchase shares of our common stock, repay borrowings under the Restated Credit Agreement and for general corporate purposes.

On May 8, 2012, in connection with our acquisition of the Propel Entities (the “Propel Acquisition”), we entered into a new $160.0 million syndicated loan facility (the “Propel Facility”). The Propel Facility was entered into to fund a portion of the Propel Acquisition and to fund future growth at Propel.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement. All of our tax lien transfers are funded with cash from Propel operations and borrowings under the Propel Facility. See Note 11 “Debt” to our consolidated financial statements for a further discussion of our debt.

Share Repurchase Program

Subject to compliance with the Restated Credit Agreement, we are authorized by our Board of Directors to repurchase up to $50.0 million of Encore’s common stock. During the year ended December 31, 2012, we repurchased approximately $49.3 million of our common stock under this program.

Operating Cash Flows

Net cash provided by operating activities was $98.5 million, $84.6 million, and $75.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Cash provided by operating activities for the year ended December 31, 2012, is primarily related to net income of $69.5 million and $10.4 million in a non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension. Cash provided by operating activities for the year ended December 31, 2011, is primarily related to net income of $61.0 million and $10.8 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios. Cash provided by operating activities for the year ended December 31, 2010, is primarily related to net income of $49.1 million and $22.2 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $343.8 million, $88.1 million, and $142.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The cash flows used in investing activities for the year ended December 31, 2012, are primarily related to receivable portfolio purchases of $562.3 million, cash paid for the Propel Acquisition, net of cash acquired, of $186.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $406.8 million. The cash flows used in investing activities for the year ended December 31, 2011, are primarily related to receivable portfolio purchases of $386.9 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $301.5 million. The cash flows used in investing activities for the year ended December 31, 2010, are primarily related to receivable portfolio purchases of $362.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $217.9 million.

Capital expenditures for fixed assets acquired with internal cash flow were $6.3 million, $5.6 million, and $2.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Financing Cash Flows

Net cash provided by financing activities was $254.7 million, $0.7 million, and $69.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The cash provided by financing activities during the year ended December 31, 2012, reflects $508.4 million in borrowings under our revolving credit facility and term loan facility and $115.0 million in proceeds from the issuance of the Convertible Notes, offset by $289.7 million in repayments of amounts outstanding under our revolving credit facility and term loan facility, and $49.3 million in repurchase of our common stock concurrent with our issuance of the Convertible Notes. The cash provided by financing activities during the year ended December 31, 2011, reflects $121.0 million in borrowings under our revolving credit facility and $25.0 million in proceeds from the issuance of our senior secured notes issued to certain affiliates of Prudential Capital Group (the “Senior Secured Notes”), offset by $143.0 million in repayments of amounts outstanding under our revolving credit facility. The cash provided by financing activities during the year ended December 31, 2010, reflects $125.5 million in borrowings under our revolving credit facility and $50.0 million in proceeds from the issuance of the Senior Secured Notes, offset by $58.5 million in repayments of amounts outstanding under our revolving credit facility and $42.9 million in repayments of the remaining balance of our convertible notes that matured on September 20, 2010.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2012 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving credit facility	$258,000	$—	$—	$258,000	$—
Term loan facility	148,125	7,500	60,625	80,000	—
Senior secured notes	72,500	13,750	30,000	27,500	1,250
Convertible notes	115,000	—	—	115,000	—
Estimated interest payments(1)	158,423	33,505	60,451	64,467	—
Accrued income taxes(2)	3,080	3,080	—	—	—
Purchase commitments on receivable portfolios	11,594	11,594	—	—	—
Lease obligations	44,230	12,038	16,459	11,204	4,529
Employment agreements	179	179	—	—	—

Total contractual cash obligations	$811,131	$81,646	$167,535	$556,171	$5,779

(1)

We calculated estimated interest payments for long-term debt as follows: (a) for the Senior Secured Notes and Convertible Notes, we calculated interest based on the applicable rates and payment dates; (b) for our revolving credit facility and term loan facility, we calculated the interest for the hedged portion using fixed interest rates plus the required spread; and (c) for the remaining balance, which is subject to a variable interest rate, we estimated the debt balance and interest rates based on our determination of the most likely scenario. We expect to settle such interest payments with cash flows from operating activities.

(2)

The non-current portion of our income tax liability was approximately $8.2 million, which was not included in the total above. At this time, the settlement period for the non-current portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. Refer to Note 13 to the consolidated financial statements for further information on our income taxes. We expect to settle cash income tax payments with cash flows from operating activities.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $17.5 million as of December 31, 2012, our access to capital markets, and availability under our credit facilities.

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

Property tax payment agreements receivable, net. Purchased property tax payment agreements receivable are reported at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. We accrue interest on all past due property tax payment agreements receivable due as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific receivable, it would be placed on non-accrual and, at that time, any accrued interest would be reversed.

The allowance for losses on property tax payment agreements receivable is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the tax payment agreements in light of historical experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, and prevailing economic conditions. To date, we have not experienced any losses on the property tax payment agreements receivable in our portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the tax payment agreements are in a priority position over most other liens on the properties, that it is unlikely that we will experience losses on the ultimate collection of the receivables. Therefore, no allowance has been provided on property tax payment agreements receivable in our portfolio as of December 31, 2012.

Derivative Instruments and Hedging Activities. We use derivative instruments to manage risks related to interest rates and foreign currency. Our interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

The authoritative guidance for derivatives and hedging requires that qualifying derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The effective portion of the change in fair value of the derivative is recorded in other comprehensive income. The ineffective portion of the change in fair value of the derivatives, if any, is recognized in earnings in the period of change. See Note 5 “Derivatives and Hedging Instruments” to our consolidated financial statements for further discussion of our derivative instruments.

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

Stock-Based Compensation. We record compensation costs related to our stock-based awards which include stock options, restricted stock awards, and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The total expense recognized over the vesting period will only be for those awards that ultimately vest.

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

Foreign Currency Exchange Rates. We have operations in India, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Indian rupees, such as employee salaries and rent expenditures. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. As of December 31, 2012, we had 46 outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee. Each contract settles monthly with a notional amount ranging from a United States dollar equivalent of $0.8 million to $1.6 million. The contracts hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. We have not experienced any hedge ineffectiveness since the inception of the hedging program; a hypothetical change in the foreign exchange rate against the Indian rupee would not have a material impact on our consolidated statement of income.

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

Interest Rates. We have variable-interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We manage our interest rate risk through the use of derivative financial instruments, including interest rate swap contracts with financial counterparties. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. We entered into several receive-floating pay-fixed interest rate swaps to hedge against potential changes in cash flows on our outstanding variable-interest-bearing debt. The receive variable leg of the swaps and the variable rate paid on the underlying debt bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates. As of December 31, 2012, we have five interest rate swap contracts with financial counterparties with a total notional amount of $125.0 million. The contracts bear fixed annual interest rates ranging from 0.765% to 1.00%.

From the inception of the hedging program, the swaps have been determined to be highly effective. A hypothetical change in the interest rates would not have an impact on our interest expense on the $125.0 million hedged portion of our variable-interest-bearing debt. The remaining balance of our variable-interest-bearing debt is subject to the risk of interest rate fluctuations. If the market interest rates for our variable rate agreements increase 10%, interest expense on such outstanding debt would increase by approximately $0.5 million, on an annualized basis. Conversely, if the market interest rates decreased an average of 10%, our interest expense on such outstanding debt would decrease by $0.5 million on an annualized basis.

Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-36.

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2012, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2012, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 13, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 13, 2013

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

Item 9B—Other Information

None.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2013 Proxy Statement to be filed no later than April 30, 2013, is hereby incorporated by reference.

Item 11—Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the 2013 Proxy Statement to be filed no later than April 30, 2013, is hereby incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2013 Proxy Statement to be filed no later than April 30, 2013, is hereby incorporated by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2013 Proxy Statement to be filed no later than April  30, 2013, is hereby incorporated by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2013 Proxy Statement to be filed no later than April 30, 2013, is hereby incorporated by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

Number	Description
2.1	Securities Purchase Agreement, dated May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

4.2*	Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.3	Form of 7.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.4	Form of 7.375% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.5	Amendment No. 1, dated May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

Number	Description

4.6	Indenture, dated November 27, 2012, between Encore Capital Group, Inc. and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.1+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004)

10.2	Multi-Tenant Office Lease, dated April 8, 2004, between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.3	Lease Guaranty, dated April 8, 2004, by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.4	Asset Purchase and Forward Flow Agreement, dated June 2, 2005, among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.5	Acknowledgement Agreement, dated June 7, 2005, between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.7+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.8+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.9+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.10+	Severance protection letter agreement, dated March 11, 2009, between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.11+	Severance protection letter agreement, dated March 11, 2009, between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.12	Lease Deed, dated April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.13+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.14+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.15+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

Number	Description

10.16+	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010)

10.17	Lease Deed, dated October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.18	Lease Deed, dated March 4, 2011, between Midland Credit Management, Inc. and Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account for real property located in San Diego, California (the “San Diego Lease”) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

10.19	Lease Guaranty, dated March 4, 2011, by Encore Capital Group, Inc., in favor of Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account in connection with the San Diego Lease (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

10.20	Credit Facility Loan Agreement, dated May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.21	Guaranty Agreement, dated May 8, 2012, with respect to the Credit Facility Loan Agreement, dated May 8, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.22+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.23+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.24+	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.25	Amended and Restated Credit Agreement, dated November 5, 2012, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.26	Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among the Company, certain of its subsidiaries and SunTrust Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.27	Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of the Company and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.28	Amended and Restated Intercreditor Agreement, dated November 5, 2012, by and among the Company, certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, and the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on November 7, 2012)

Number	Description

10.29	Amendment No. 2 to Note Purchase Agreement, dated November 5, 2012, by and among the Company, the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018, and SunTrust Bank, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.30	Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.31	Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.32	Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.33	Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.34	Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.35	Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.36	Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.37	Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.38	Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.39	Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.40	Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.41	Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.42	Incremental Facility Agreement, dated December 6, 2012, among Encore Capital Group, Inc., Barclays Bank PLC, SunTrust Bank and each of the guarantors party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K filed on December 12, 2012)

Number	Description

10.43	Amendment, dated January 9, 2013, to the Severance Protection Letter Agreement dated March 11, 2009 between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.44	Letter Agreement, dated January 9, 2013, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 13, 2013 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from the Encore Capital Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements. **

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ J. BRANDON BLACK
J. Brandon Black
President and Chief Executive Officer

Date: February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ J. BRANDON BLACK J. Brandon Black	President and Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2013

/s/ PAUL GRINBERG Paul Grinberg	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 13, 2013

/s/ GEORGE LUND* George Lund	Executive Chairman and Director	February 13, 2013

/s/ WILLEM MESDAG* Willem Mesdag	Director	February 13, 2013

/s/ FRANCIS E. QUINLAN* Francis E. Quinlan	Director	February 13, 2013

/s/ NORMAN R. SORENSEN* Norman R. Sorensen	Director	February 13, 2013

/s/ J. CHRISTOPHER TEETS* J. Christopher Teets	Director	February 13, 2013

/s/ H RONALD WEISSMAN* H Ronald Weissman	Director	February 13, 2013

/s/ WARREN WILCOX* Warren Wilcox	Director	February 13, 2013

*	/s/ J. BRANDON BLACK

As attorney-in-fact pursuant to powers of attorney dated on February 5, 2013

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 13, 2013

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$17,510	$8,047
Investment in receivable portfolios, net	873,119	716,454
Deferred court costs, net	35,407	38,506
Property tax payment agreements receivable, net	135,100	—
Interest receivable	4,042	—
Property and equipment, net	23,223	17,796
Other assets	27,006	15,233
Goodwill	55,446	15,985
Identifiable intangible assets, net	487	462

Total assets	$1,171,340	$812,483

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$45,450	$29,628
Income tax payable	3,080	—
Deferred tax liabilities, net	8,236	15,709
Debt	706,036	388,950
Other liabilities	2,722	6,661

Total liabilities	765,524	440,948

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,191 shares and 24,520 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	232	245
Additional paid-in capital	88,029	123,406
Accumulated earnings	319,329	249,852
Accumulated other comprehensive loss	(1,774)	(1,968)

Total stockholders’ equity	405,816	371,535

Total liabilities and stockholders’ equity	$1,171,340	$812,483

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Comprehensive Income

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues
Revenue from receivable portfolios, net	$545,412	$448,714	$364,294
Tax lien transfer
Interest income	13,882	—	—
Interest expense	(3,422)	—	—

Net interest income	10,460	—	—

Total revenues	555,872	448,714	364,294

Operating expenses
Salaries and employee benefits	101,084	77,805	64,077
Cost of legal collections	168,703	157,050	121,085
Other operating expenses	48,939	35,708	32,055
Collection agency commissions	15,332	14,162	20,385
General and administrative expenses	61,798	39,760	29,798
Depreciation and amortization	5,840	4,081	2,552

Total operating expenses	401,696	328,566	269,952

Income from operations	154,176	120,148	94,342

Other (expense) income
Interest expense	(25,564)	(21,116)	(19,349)
Other income (expense)	1,713	(363)	368

Total other expense	(23,851)	(21,479)	(18,981)

Income from continuing operations before income taxes	130,325	98,669	75,361
Provision for income taxes	(51,754)	(38,076)	(27,967)

Income from continuing operations	78,571	60,593	47,394
(Loss) income from discontinued operations, net of tax	(9,094)	365	1,658

Net income	$69,477	$60,958	$49,052

Weighted average shares outstanding:
Basic	24,855	24,572	23,897
Diluted	25,836	25,690	25,091
Basic earnings (loss) per share from:
Continuing operations	$3.16	$2.47	$1.98
Discontinued operations	$(0.36)	$0.01	$0.07

Net basic earnings per share	$2.80	$2.48	$2.05

Diluted earnings (loss) per share from:
Continuing operations	$3.04	$2.36	$1.89
Discontinued operations	$(0.35)	$0.01	$0.06

Net diluted earnings per share	$2.69	$2.37	$1.95

Other comprehensive gain (loss):
Unrealized gain (loss) on derivative instruments	$414	$(2,964)	$2,302
Income tax (provision) benefit related to unrealized gain (loss) on derivative instruments	(220)	845	(905)

Other comprehensive gain (loss), net of tax	194	(2,119)	1,397

Comprehensive income	$69,671	$58,839	$50,449

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Par
Balance at December 31, 2009	23,359	$234	$104,261	$139,842	$(1,246)	$243,091
Net income	—	—	—	49,052	—	49,052
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	1,397	1,397
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	652	6	(41)	—	—	(35)
Stock-based compensation	—	—	6,010	—	—	6,010
Tax benefit related to stock-based compensation	—	—	2,773	—	—	2,773
Settlement of call options and warrants associated with convertible notes, net	—	—	524	—	—	524
Reversal of previously established tax benefit related to convertible notes	—	—	(115)	—	—	(115)

Balance at December 31, 2010	24,011	$240	$113,412	$188,894	$151	$302,697
Net income	—	—	—	60,958	—	60,958
Other comprehensive loss:
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(2,119)	(2,119)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	509	5	(2,405)	—	—	(2,400)
Stock-based compensation	—	—	7,709	—	—	7,709
Tax benefit related to stock-based compensation	—	—	4,690	—	—	4,690

Balance at December 31, 2011	24,520	$245	$123,406	$249,852	$(1,968)	$371,535
Net income	—	—	—	69,477	—	69,477
Other comprehensive gain:
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	194	194
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	534	5	(1,127)	—	—	(1,122)
Repurchase of common stock	(1,863)	(18)	(49,252)	—	—	(49,270)
Stock-based compensation	—	—	8,794	—	—	8,794
Tax benefit related to stock-based compensation	—	—	3,926	—	—	3,926
Issuance of convertible notes, net	—	—	13,923	—	—	13,923
Purchase of convertible hedge and sale of warrants, net	—	—	(11,641)	—	—	(11,641)

Balance at December 31, 2012	23,191	$232	$88,029	$319,329	$(1,774)	$405,816

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$69,477	$60,958	$49,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,840	4,661	3,199
Impairment charge for goodwill and identifiable intangible assets	10,400	—	—
Amortization of loan costs and premium on property tax payment agreements receivable	3,268	1,833	3,682
Stock-based compensation expense	8,794	7,709	6,010
Income tax provision (less than) in excess of income tax payments	(7,474)	(1,917)	646
Excess tax benefit from stock-based payment arrangements	(4,123)	(5,101)	(3,249)
Loss on sale of discontinued operations	2,416	—	—
(Reversal) provision for allowances on receivable portfolios, net	(4,221)	10,823	22,209
Changes in operating assets and liabilities
Deferred court costs	3,099	(6,348)	(6,201)
Other assets	(206)	2,179	(1,390)
Prepaid income tax and income taxes payable	7,060	6,495	(1,782)
Accounts payable, accrued liabilities and other liabilities	4,190	3,287	3,299

Net cash provided by operating activities	98,520	84,579	75,475

Investing activities:
Cash paid for acquisition, net of cash acquired	(186,731)	—	—
Purchases of receivable portfolios	(562,335)	(386,850)	(361,957)
Collections applied to investment in receivable portfolios, net	406,815	301,474	217,891
Proceeds from put-backs of receivable portfolios	3,076	2,852	3,981
Originations of property tax payment agreements receivable	(34,036)	—	—
Collections applied to property tax payment agreements receivable, net	35,706	—	—
Purchases of property and equipment	(6,265)	(5,564)	(2,722)

Net cash used in investing activities	(343,770)	(88,088)	(142,807)

Financing activities:
Payment of loan costs	(12,359)	(840)	(6,248)
Proceeds from senior secured notes	—	25,000	50,000
Repayment of senior secured notes	(2,500)	—	—
Proceeds from revolving credit facility and term loan facility	508,399	121,000	125,500
Repayment of revolving credit facility and term loan facility	(289,673)	(143,000)	(58,500)
Proceeds from issuance of convertible notes	115,000	—	—
Repayment of convertible notes	—	—	(42,920)
Purchases of convertible hedge instruments	(22,669)	—	—
Proceeds from sale of warrants	11,028	—	—
Repurchase of common stock	(49,270)	—	—
Proceeds from net settlement of certain call options	—	—	524
Proceeds from exercise of stock options	1,847	1,263	2,118
Taxes paid related to net share settlement of equity awards	(2,969)	(3,891)	(2,024)
Excess tax benefit from stock-based payment arrangements	4,123	5,101	3,249
Repayment of capital lease obligations	(6,244)	(3,982)	(1,850)

Net cash provided by financing activities	254,713	651	69,849

Net increase (decrease) in cash and cash equivalents	9,463	(2,858)	2,517
Cash and cash equivalents, beginning of period	8,047	10,905	8,388

Cash and cash equivalents, end of period	$17,510	$8,047	$10,905

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,218	$19,038	$15,652
Cash paid for income taxes	46,297	32,125	30,125
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$5,287	$2,949	$4,317

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

On May 8, 2012, the Company completed its acquisition of Propel, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). The consolidated statements of comprehensive income for the year ended December 31, 2012 include the results of operations of the Propel Entities since the date of acquisition. For additional acquisition related information relating to the Propel Entities, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2012.

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

Significant estimates have also been made with respect to the Company’s ability to realize its net property tax payment agreements receivable (see Note 7 “Property Tax Payment Agreements Receivable, Net”), net deferred court costs (see Note 8 “Deferred Court Costs, Net”), stock-based compensation (see Note 12 “Stock-Based Compensation”), net deferred tax liabilities and tax reserves (see Note 13 “Income Taxes”), goodwill and intangible assets (see Note 17 “Goodwill and Identifiable Intangible Assets”), and its potential liabilities with respect to its health benefit plans (see Note 15 “Commitments and Contingencies”). Actual results could materially differ from these estimates, making it possible that a material change in these estimates could occur within one year.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company invests its excess cash in bank deposits and money market instruments, which are afforded the highest ratings by nationally recognized rating firms. The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate their fair value.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method (“Cost Recovery Portfolios”). The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. See Note 6 “Investment in Receivable Portfolios, Net” for further discussion of investment in receivable portfolios.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. In accordance with authoritative guidance on goodwill and other intangible assets, goodwill and other indefinite-lived intangible assets are tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value.

As of December 31, 2012, the Company has two reporting units that carry goodwill: portfolio purchasing and recovery and tax lien transfer. Annual testing is performed as of October 1st for the portfolio purchasing and recovery reporting unit and as of April 1st for the tax lien transfer reporting unit. See Note 17 “Goodwill and Identifiable Intangible Assets” for further discussion of the Company’s goodwill and other intangible assets.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Fixed Asset Category	Estimated Useful Life
Leasehold improvements	Lesser of lease term, including periods covered by renewal options, or useful life
Furniture and fixtures	5 to 10 years
Computer hardware and software	3 to 5 years

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

Property Tax Payment Agreements Receivable, Net

The Company records its property tax payment agreements receivable portfolios at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. The Company accrues interest on all past due property tax payment agreements receivable due as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific portfolio, it would be placed on non-accrual and, at that time, all accrued interest would be reversed.

The allowance for losses on property tax payment agreements receivable is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability in light of historical experience, the nature and volume of the property tax payment agreements receivable portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral and prevailing economic conditions. To date, the Company has not experienced any losses on the property tax payment agreements receivable in its portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the receivables are in a priority position over most other liens on the properties, that it is unlikely that we will experience losses on the ultimate collection of the receivables. Therefore, no allowance has been provided for the property tax payment agreements receivable in the portfolio as of December 31, 2012. See Note 7 “Property Tax Payment Agreements Receivable, Net” for further discussion of the Company’s property tax payment agreements receivable.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes. See Note 13 “Income Taxes” for further discussion of income taxes.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against the deferred tax assets.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. See Note 12 “Stock-Based Compensation” for further discussion of the Company’s stock-based compensation.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company’s interest rate swap and foreign currency contracts outstanding as of December 31, 2012 are designated as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income (loss) until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. See Note 5 “Derivatives and Hedging Instruments” for further discussion of the Company’s derivative instruments and hedging activities.

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

	Year Ended December 31,
	2012	2011	2010
Income from continuing operations	$78,571	$60,593	$47,394
(Loss) income from discontinued operations, net of tax	(9,094)	365	1,658

Net income available for common stockholders	$69,477	$60,958	$49,052

Weighted average common shares outstanding—basic	24,855	24,572	23,897
Dilutive effect of stock-based awards	981	1,118	1,194

Weighted average common shares outstanding—diluted	25,836	25,690	25,091

Basic earnings (loss) per share from:
Continuing operations	$3.16	$2.47	$1.98
Discontinued operations	$(0.36)	$0.01	$0.07

Net basic earnings per share	$2.80	$2.48	$2.05

Diluted earnings (loss) per share from:
Continuing operations	$3.04	$2.36	$1.89
Discontinued operations	$(0.35)	$0.01	$0.06

Net diluted earnings per share	$2.69	$2.37	$1.95

Employee stock options to purchase approximately 352,000, 167,000, and 229,000 shares of common stock as of December 31, 2012, 2011 and 2010, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

Note 2: Discontinued Operations

On May 16, 2012, the Company completed the sale of substantially all of the assets and certain of the liabilities of its bankruptcy servicing subsidiary Ascension Capital Group, Inc. (“Ascension”), to a subsidiary of American InfoSource, L.P. (“AIS”). As part of the sale, the Company agreed to fund certain, agreed-upon operating losses in the first year of AIS’ ownership of the Ascension business, not to exceed $4.0 million. If the Ascension business becomes profitable under AIS’ ownership, the Company will be paid an earn-out equal to 30 or 40% of Ascension’s EBITDA, depending on the amount of net operating loss it funds, for each of the four years ending May 31, 2017. The Company received no proceeds from the sale. Additionally, the Company recognized the entire $4.0 million loss contingency during the second quarter of 2012.

The Company performed an interim goodwill impairment test for Ascension as of March 31, 2012 and concluded that the entire goodwill balance relating to Ascension of $9.9 million was impaired. Additionally, the Company wrote-off the remaining identifiable intangible assets of approximately $0.4 million relating to Ascension as of March 31, 2012.

Ascension’s operations are presented as discontinued operations in the Company’s consolidated statements of comprehensive income. The following table presents the revenue and components of discontinued operations, net of tax (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue	$5,704	$18,626	$16,965

(Loss) income from discontinued operations before income taxes	$(11,942)	$595	$2,637
Income tax benefit (expense)	4,678	(230)	(979)

(Loss) income from discontinued operations	(7,264)	365	1,658

Loss on sale of discontinued operations, before income taxes	(2,416)	—	—
Income tax benefit	586	—	—

Loss on sale of discontinued operations	(1,830)	—	—

Total (loss) income from discontinued operations	$(9,094)	$365	$1,658

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

The entire goodwill of $49.4 million was assigned to the tax lien transfer reporting unit and is expected to be deductible for income tax purposes. The goodwill recognized is primarily attributable to expected synergies when combining Propel with the Company. These synergies include, but are not limited to, analytics, technology, marketing, and cost of capital. As of December 31 2012, there were no changes in the recognized amounts of goodwill resulting from the Propel Acquisition.

During the year ended December 31, 2012, the Company incurred approximately $4.3 million in expenses related to the Propel Acquisition. This amount is included in general and administrative expenses in the Company’s consolidated statements of comprehensive income.

The following summary presents unaudited pro forma consolidated results of operations for the years ended December 31, 2012 and 2011 as if the Propel Acquisition had occurred on January 1, 2011. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had the Company and the Propel Entities been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	(Unaudited) Year Ended December 31,
	2012	2011
Consolidated pro forma revenue	$562,379	$405,834
Consolidated pro forma income from continuing operations	82,183	63,166

Note 4: Fair Value Measurements

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(645)	$—	$(645)
Foreign currency exchange contracts	—	(2,010)	—	(2,010)

	Fair Value Measurements as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$168	$—	$168
Liabilities
Interest rate swap agreements	—	(1,014)	—	(1,014)
Foreign currency exchange contracts	—	(2,371)	—	(2,371)

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

Financial instruments not required to be carried at fair value

The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows, generated by its proprietary forecasting models, using an estimated market participant discount rate. Using this method, the fair value of investment in receivable portfolios was approximately $1.3 billion and $1.0 billion as of December 31, 2012 and 2011, respectively. A 100 basis point fluctuation in the discount rate used would result in an increase or decrease in the fair value by approximately $20.0 million as of December 31, 2012. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $873.1 million and $716.5 million as of December 31, 2012 and 2011, respectively.

The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.

The fair value of property tax payment agreements receivable is estimated by discounting the future cash flows of the portfolio using a discount rate equivalent to the current rate at which similar property tax payment agreements receivable would be originated. The carrying value of property tax payment agreements receivable approximates fair value. Additionally, the carrying value of interest receivable on property tax payment agreements receivable approximates fair value.

The Company’s senior secured notes and borrowings under its revolving credit facilities and term loan facilities are carried at historical costs, adjusted for additional borrowings less principal repayments, which approximate fair value. The Company’s convertible notes are carried at historical cost, adjusted for debt discount. The fair value estimate for these notes incorporates quoted market prices, which approximated carrying value as of December 31, 2012.

Note 5: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of December 31, 2012, the Company had five interest rate swap agreements outstanding with a total notional amount of $125.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

As of December 31, 2012, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $36.8 million. All outstanding contracts qualified for hedge accounting treatment as of December 31, 2012. The Company estimates that approximately $1.0 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2012 and 2011.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial position (in thousands):

	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(645)	Other liabilities	$(1,014)
Foreign currency exchange contracts	Other assets	—	Other assets	168
Foreign currency exchange contracts	Other liabilities	(2,010)	Other liabilities	(2,371)

The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the years ended December 31, 2012 and 2011 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$369	$(1,071)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(1,224)	(1,974)	Salaries and employee benefits	(1,230)	6	Other (expense) income	—	—
Foreign currency exchange contracts	(25)	(426)	General and administrative expenses	(212)	6	Other (expense) income	—	—

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

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool. The Company often experiences collections beyond the 84 to 96 month collection forecast. As of December 31, 2012, the total estimated remaining collections beyond the 84 to 96 month collection forecast, which are not included in the calculation of the Company’s IRRs, were $101.6 million.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2010	$739,785	$4,274	$744,059
Revenue recognized, net	(428,096)	(20,618)	(448,714)
Net additions on existing portfolios	119,600	49,020	168,620
Additions for current purchases	390,238	—	390,238

Balance at December 31, 2011	$821,527	$32,676	$854,203

Revenue recognized, net	(519,136)	(26,276)	(545,412)
Net additions on existing portfolios(1)	229,207	10,966	240,173
Additions for current purchases(1)	453,346	—	453,346

Balance at December 31, 2012	$984,944	$17,366	$1,002,310

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast.

During the year ended December 31, 2012, the Company purchased charged-off consumer receivable portfolios with a face value of $11.4 billion for $478.8 million, or a purchase cost of 4.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $842.8 million. During the same period, the Company purchased bankruptcy receivable portfolios with a face value of $7.1 billion for $83.6 million, or a purchase cost of 1.2% of face value. The estimated future collections at acquisition for these portfolios amounted to $96.7 million.

During the year ended December 31, 2011, the Company purchased charged-off consumer receivable portfolios with a face value of $11.7 billion for $385.3 million, or a purchase cost of 3.4% of face value. The estimated future collections at acquisition for these portfolios amounted to $731.2 million. During the same period, the Company purchased bankruptcy receivable portfolios with a face value of $22.0 million for $1.6 million, or a purchase cost of 7.5% of face value. The estimated future collections at acquisition for these portfolios amounted to $2.4 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2012, 2011, and 2010, Zero Basis Revenue was approximately $22.6 million, $20.6 million, and $10.6 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios	562,335	—	—	562,335
Gross collections(1)	(921,730)	—	(26,276)	(948,006)
Put-backs and recalls(2)	(3,076)	—	—	(3,076)
Revenue recognized	518,617	—	22,574	541,191
Portfolio allowances reversals, net	519	—	3,702	4,221

Balance, end of period	$873,119	$—	$—	$873,119

Revenue as a percentage of collections(3)	56.3%	0.0%	85.9%	57.1%

	Year Ended December 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios	386,850	—	—	386,850
Gross collections(1)	(740,402)	—	(20,609)	(761,011)
Put-backs and recalls(2)	(2,843)	—	(9)	(2,852)
Revenue recognized	443,367	—	16,170	459,537
(Portfolio allowances) portfolio allowance reversals, net	(15,271)	—	4,448	(10,823)

Balance, end of period	$716,454	$—	$—	$716,454

Revenue as a percentage of collections(3)	59.9%	0.0%	78.5%	60.4%

	Year Ended December 31, 2010
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$526,366	$511	$—	$526,877
Purchases of receivable portfolios	361,957	—	—	361,957
Gross collections(1)	(593,749)	(55)	(10,590)	(604,394)
Put-backs and recalls(2)	(3,981)	—	—	(3,981)
Revenue recognized	376,814	—	9,689	386,503
(Portfolio allowances) portfolio allowance reversals, net	(22,654)	(456)	901	(22,209)

Balance, end of period	$644,753	$—	$—	$644,753

Revenue as a percentage of collections(3)	63.5%	0.0%	91.5%	63.9%

(1)	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2009	$76,462

Provision for portfolio allowances	28,259
Reversal of prior allowances	(6,050)

Balance at December 31, 2010	$98,671

Provision for portfolio allowances	17,707
Reversal of prior allowances	(6,884)

Balance at December 31, 2011	$109,494

Provision for portfolio allowances	6,745
Reversal of prior allowances	(10,966)

Balance at December 31, 2012	$105,273

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the collections by collection channel (in thousands):

	Year Ended December 31,
	2012	2011	2010
Legal collections	$448,377	$377,455	$266,762
Collection sites	442,083	335,992	268,205
Collection agencies	57,595	47,657	68,042
Other	—	54	1,600

	$948,055	$761,158	$604,609

Note 7: Property Tax Payment Agreements Receivable, Net

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

The Company evaluates the entire portfolio of property tax payment agreements receivable for impairment. The primary credit quality indicator the Company uses to evaluate its portfolio is lien to value ratio. The Company has not experienced any losses on the property tax payment agreements receivable in its portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the payment agreements are in a priority position over most other liens on the properties, that it will not experience any material losses on the ultimate collection of its property tax payment agreements receivable. Therefore, no allowance has been provided for as of December 31, 2012.

The following table presents the Company’s aging analysis of property tax payment agreements receivable as of December 31, 2012. These amounts do not include the related deferred origination fees or premiums on purchased property tax payment agreements receivable (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	>90 Days Past Due	Total
Property tax payment agreements receivable	$103,180	$10,365	$2,033	$22,192	$137,770

Note 8: Deferred Court Costs, Net

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Deferred Court Costs not recovered within three years of placement are fully written-off. Collections received from these consumers are first applied against related court costs with the balance applied to the consumers’ account.

Deferred Court Costs for the three-year deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2012	December 31, 2011
Court costs advanced	$279,314	$228,977
Court costs recovered	(94,827)	(60,017)
Court costs reserve	(149,080)	(130,454)

	$35,407	$38,506

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2012	December 31, 2011
Balance at beginning of period	$(130,454)	$(113,239)
Provision for court costs	(53,946)	(54,939)
Write-off of reserve after the 36th month	35,320	37,724

Balance at end of period	$(149,080)	$(130,454)

Note 9: Property and Equipment, Net

Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2012	December 31, 2011
Furniture, fixtures and equipment	$7,605	$6,211
Computer equipment and software	33,189	27,328
Telecommunications equipment	6,033	4,321
Leasehold improvements	6,692	6,044

	53,519	43,904
Less: accumulated depreciation and amortization	(30,296)	(26,108)

	$23,223	$17,796

Depreciation expense for the continuing operations was $5.8 million, $4.1 million, and $2.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 10: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Debt issuance costs, net of amortization	$14,397	$4,293
Prepaid expenses	6,399	5,232
Ascension accounts receivable	—	2,237
Security deposit—India building lease	1,696	1,482
Recoverable legal fees	1,521	237
Service tax receivable	1,344	791
Deferred compensation assets	739	722
Real estate owned	432	—
Other	478	239

	$27,006	$15,233

Deferred compensation assets represent monies held in a trust associated with the Company’s deferred compensation plan.

Note 11: Debt

The Company is obligated under borrowings, as follows (in thousands):

	December 31, 2012	December 31, 2011
Revolving credit facility	$258,000	$305,000
Term loan facility	148,125	—
Propel facility	117,601	—
Senior secured notes	72,500	75,000
Convertible notes	115,000	—
Less: Debt discount	(14,442)	—
Capital lease obligations	9,252	8,950

	$706,036	$388,950

Revolving Credit Facility and Term Loan Facility

On November 5, 2012, Encore entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with several banks and other financial institutions and lenders. The Restated Credit Agreement amended and restated, in its entirety, the prior credit agreement, pursuant to which the previous lenders provided a $555.5 million revolving credit facility to the Company. The Restated Credit Agreement bifurcates the prior revolving credit facility into a new term loan facility tranche of $150.0 million and a revolving credit facility tranche of $425.0 million for a total commitment of $575.0 million. The maturities of both facilities are five years, except with respect to a $50.0 million subtranche of the term loan facility, which has a three-year maturity. The Restated Credit Agreement contains an accordion feature which allows the Company to request an increase in the facility of up to $200.0 million by obtaining one or more commitments from one or more lenders or other financial institutions with the consent of the administrative agent, but does not require the Company to obtain the consent of the other lenders in the facility. On December 6, 2012, the Company utilized a portion of the accordion when the lenders increased their commitments to the revolving credit facility tranche by $20.0 million for a total of $595.0 million. The covenants in the Restated Credit Agreement are substantially similar to the covenants in the prior credit agreement, except that the Restated Credit Agreement modifies certain provisions to increase the levels of certain permitted indebtedness and capital expenditures and make other changes to allow the Company to continue to expand the business operations of the Company.

Loan fees and other loan costs associated with the above amendment were approximately $7.4 million. These costs, combined with previously unamortized loan costs of $3.5 million, are amortized over the term of the Restated Credit Agreement.

Provisions of the debt obligations include, but are not limited to:

•

A revolving loan component of $425.0 million, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 250 to 300 basis points for the five-year tranches and 200 to 250 basis points for the three-year tranche; or (2) Alternate Base Rate, plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 150 to 200 basis points for the five year tranches and 100 to 150 basis points for the three-year tranche. “Alternate Base Rate,” as defined in the agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, as in effect from time to time, (ii) the federal funds effective rate from time to time, plus 0.5% and (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0%;

•

A $100.0 million five-year term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $1.3 million in 2012, $5.0 million in 2013, $5.6 million in 2014, $8.1 million in 2015, $10.0 million in 2016, $5.0 million in 2017 with the remaining principal due at the end of the term;

•

A $50.0 million three-year term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 100 to 150 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $0.6 million in 2012, $2.5 million in 2013, $2.8 million in 2014, $2.8 million in 2015 with the remaining principal due at the end of the term;

•

A borrowing base equal to (1) the lesser of (i) (a) 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy proceedings, provided that the amount described in this clause (i)(a) may not exceed 35% of the amount described in clauses (i)(a) and (i)(b), plus (b) 30%—35% (depending on the Company’s trailing 12-month cost per dollar collected) of all other eligible estimated remaining collections, initially set at 33%, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) (x) the aggregate principal amount outstanding of the Prudential senior secured notes plus (y) the aggregate principal amount outstanding under the term loans;

•	The allowance of additional unsecured indebtedness not to exceed $150.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $50.0 million of Encore’s common stock, subject to compliance with certain covenants and available borrowing capacity;

•

A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK LLP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the revolving credit facility and declare all amounts outstanding to be immediately due and payable;

•	An annual capital expenditure limit of $20.0 million;

•	An annual rental expense limit of $15.0 million;

•	An outstanding capital lease limit of $15.0 million;

•	An acquisition limit of $100.0 million; and

•	Collateralization by all assets of the Company, other than the assets of the Propel Entities.

At December 31, 2012, the outstanding balance on the revolving credit facility and term loan facility was $406.1 million, which bore a weighted average interest rate of 4.06% and 4.42% for the years ended December 31, 2012 and 2011, respectively.

Propel Facility

In connection with the Propel Acquisition, as discussed in Note 3 “Business Combination,” the Company entered into a new $160.0 million syndicated loan facility (the “Propel Facility”). The Company financed the Propel Acquisition using the Propel Facility, Encore’s existing revolving credit facility, and cash on hand. In addition to funding a portion of the Propel Acquisition, the Propel Facility is used to fund future growth at Propel.

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

At December 31, 2012, the outstanding balance on the Propel Facility was $117.6 million, which bore a weighted average interest rate of 3.59% for the year ended December 31, 2012.

Senior Secured Notes

As of December 31, 2012, Encore had $72.5 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). Twenty five million dollars of the Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2018. These notes require quarterly interest only payments through May 2013. Beginning in May 2013, the notes require a quarterly payment of interest plus $1.25 million of principal. The remaining Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal amortization payments of $2.5 million, which began in December 2012. Prior to December 2012 these notes required quarterly interest only payments.

The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to the Restated Credit Agreement, the Senior Secured Notes are also collateralized by all assets of the Company, other than the assets of the Propel Entities. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated

Credit Agreement have an intercreditor agreement related to pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. Certain terms of the Senior Secured Notes were amended on May 8, 2012, to provide for the change in administrative and collateral agent, the Propel Acquisition, and the addition of the Propel Facility. The Senior Secured Notes were again amended on November 5, 2012 in connection with the Restated Credit Agreement in order to properly align certain covenants.

Convertible Senior Notes

On November 27, 2012, Encore sold $100.0 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 in a private placement transaction. On December 6, 2012, the initial purchasers exercised, in full, their option to purchase an additional $15.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $115.0 million of the convertible senior notes outstanding (collectively, the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually, in arrears, on May 27 and November 27 of each year, beginning on May 27, 2013. The Convertible Notes are the Company’s general unsecured obligations. The Convertible Notes will be convertible into cash up to the aggregate principal amount of the Convertible Notes to be converted and the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The Convertible Notes will be convertible at an initial conversion rate of 31.6832 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $31.56 per share of the Company’s common stock.

Concurrent with the pricing of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (together, the “Convertible Note Hedge Transactions”) with certain counterparties. The Convertible Note Hedge Transactions, collectively, cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock underlying the Convertible Notes, as described below. Concurrently with entering into the Convertible Note Hedge Transactions, the Company also entered into separate, privately negotiated warrant transactions (together, the “Warrant Transactions”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, collectively, subject to customary anti-dilution adjustments, up to the same number of shares of the Company’s common stock as in the Convertible Note Hedge Transactions. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution and/or offset the potential cash payments the Company is required to make in excess of the principal amount upon conversion of the Convertible Notes in the event that the market price per share of the Company’s common stock, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless the Company elects, subject to certain conditions, to settle the Warrant Transactions in cash. The strike price of the Warrant Transactions will initially be $44.1875 per share of the Company’s common stock and is subject to certain adjustments under the terms of the Warrant Transactions. Taken together, the Convertible Note Hedge Transactions and the Warrant Transactions have the effect of increasing the effective conversion price of the Convertible Notes to $44.1875 per share.

The Convertible Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Convertible Note Hedge Transactions or the Warrant Transactions. In accordance with authoritative guidance, as of December 31, 2012, the Company recorded the net cost of the

Convertible Notes Hedge Transactions and the Warrant Transactions as a reduction in additional paid in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

The net proceeds from the sale of the Convertible Notes were approximately $111.1 million, after deducting estimated fees and expenses. The Company used approximately $11.5 million of the net proceeds to pay the cost of the Convertible Note Hedge Transactions, taking into account the proceeds to the Company of the Warrant Transactions; approximately $25.0 million of the net proceeds to repurchase shares of the Company’s common stock; approximately $61.5 million of the net proceeds to repay borrowings under the Restated Credit Agreement; and the balance of the net proceeds for general corporate purposes.

Authoritative guidance related to debt with conversion and other options requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.

The Company determined that the fair value of the Convertible Notes was approximately $100.3 million, and designated the residual value of approximately $14.7 million as the equity component. Additionally, the Company allocated approximately $3.3 million of the $3.8 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.5 million as equity issuance cost.

The balances of the liability and equity components as of December 31, 2012, were as follows (in thousands):

December 31, 2012
Liability component—principal amount	$115,000
Unamortized debt discount	(14,442)

Liability component—net carrying amount	$100,558

Equity component	$14,702

The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The effective interest rate on the liability component was 6.0 % for the year ended December 31, 2012.

Interest expense related to the Convertible Notes was as follows (in thousands):

Year Ended December 31, 2012
Interest expense—stated coupon rate	$307
Interest expense—amortization of debt discount	260

Total interest expense—convertible notes	$567

The Company is in compliance with all covenants under its financing arrangements.

Capital Lease Obligations

The Company has capital lease obligations primarily for certain computer equipment. As of December 31, 2012, the Company’s combined obligations for these computer equipment leases were approximately $9.1 million. These lease obligations require monthly or quarterly payments through July 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Five-Year Maturity Schedule

The following table summarizes the five-year maturity of the Company’s debt and capital lease obligations (in thousands):

	2013	2014	2015	2016	2017	Total
Revolving credit facility	$—	$—	$—	$—	$258,000	$258,000
Term loan facility	7,500	8,437	52,188	10,000	70,000	148,125
Propel facility	—	—	—	—	117,601	117,601
Senior secured notes	13,750	15,000	15,000	15,000	12,500	71,250
Convertible notes	—	—	—	—	115,000	115,000
Capital lease obligations	5,286	2,749	1,408	249	—	9,692
Less: interest portion of capital lease	(273)	(126)	(38)	(3)	—	(440)

	$26,263	$26,060	$68,558	$25,246	$573,101	$719,228

Note 12: Stock-Based Compensation

On March 9, 2009, Encore’s Board of Directors (the “Board”) approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased by 2,000,000 shares the maximum number of shares of the Company’s common stock that may be issued or be subject to awards under the plan, established a new 10-year term for the plan, and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards. In addition, shares subject to options granted under the 2005 Plan that terminate or expire without being exercised will become available for grant under the 2005 Plan. The benefit provided under the 2005 Plan is compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2012, 2011, and 2010 was $8.8 million, $7.7 million, and $6.0 million, respectively.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the granting of stock options to certain employees and members of the board of directors of the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest over three to five years of continuous service, and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Weighted average fair value of options granted	$11.77	$13.26	$9.70
Risk free interest rate	0.9%	2.0%	2.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	63.0%	61.0%	62.0%
Weighted-average expected life of options	5 Years	5 Years	5 Years

Unrecognized compensation cost related to stock options as of December 31, 2012, was $2.1 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 1.7 years.

A summary of the Company’s stock option activity as of December 31, 2012, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,182,940	$0.51 – $24.65	$13.00
Granted	193,500	22.17	22.17
Cancelled/forfeited	—	—	—
Exercised	(428,181)	0.51 – 20.09	6.33

Outstanding at December 31, 2012	1,948,259	$2.89 – $24.65	$15.38	$29,700

Exercisable at December 31, 2012	1,538,431	$2.89 – $24.65	$13.60	$26,178

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $9.1 million, $10.5 million, and $6.2 million, respectively. As of December 31, 2012, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.8 years and 5.0 years, respectively.

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

A summary of the status of the Company’s restricted stock units and restricted stock awards as of December 31, 2012, and changes during the year then ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	589,117	$19.22
Awarded	497,291	$24.55
Vested	(293,813)	$16.90
Cancelled/forfeited	(48,579)	$22.18

Non-vested at December 31, 2012	744,016	$23.51

Unrecognized compensation cost related to non-vested shares as of December 31, 2012, was $9.3 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.1 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2012, 2011, and 2010 was $7.0 million, $7.1 million, and $8.0 million, respectively.

Note 13: Income Taxes

During the year ended December 31, 2012, the Company recorded an income tax provision of $51.8 million, reflecting an effective rate of 39.7% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2012, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.6% and a net provision of 0.4%, due to permanent book versus tax differences. During the year ended December 31, 2011, the Company recorded an income tax provision of $38.1 million, reflecting an effective rate of 38.6% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2011, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5% and a net benefit of 0.6%, due to permanent book versus tax differences.

The pretax income consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$122,423	$92,759	$71,226
Foreign	7,902	5,910	4,135

	$130,325	$98,669	$75,361

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current expense:
Federal	$48,025	$30,822	$23,100
State	9,537	6,647	4,428
Foreign	2,765	2,407	—

	60,327	39,876	27,528
Deferred (benefit) expense:
Federal	(6,801)	(814)	369
State	(1,301)	90	70
Foreign	(471)	(1,076)	—

	(8,573)	(1,800)	439

	$51,754	$38,076	$27,967

The components of deferred tax assets and liabilities consisted of the following for the years presented (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
State taxes	$1,408	$1,599
Stock option expense	8,888	7,266
Accrued expenses	2,957	2,069
Non-qualified plan	(136)	(151)
Deferred revenue	—	1,112
Interest rate swap	1,037	1,262
State net operating losses	51	143
Other	(26)	(26)
Valuation allowance	(13)	(12)

	14,166	13,262

Deferred tax liabilities:
Deferred court costs	(15,013)	(15,900)
Difference in basis of amortizable assets	(7,898)	(5,621)
Difference in basis of depreciable assets	(4,134)	(4,387)
Differences in income recognition related to receivable portfolios	5,723	(1,854)
Deferred debt cancellation income	(1,222)	(1,222)
Other	142	13

	(22,402)	(28,971)

Net deferred tax liability	$(8,236)	$(15,709)

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Computed “expected” Federal income tax expense	$45,614	$34,534	$26,376
Increase (decrease) in income taxes resulting from:
State income taxes, net	5,551	4,200	3,250
Foreign non-taxed income	(481)	(772)	(1,447)
Other adjustments, net	1,070	114	(212)

	$51,754	$38,076	$27,967

The Company has not provided for the United States income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the year ended December 31, 2012, were approximately $7.9 million. Such undistributed earnings are considered permanently reinvested. If the earnings were to be distributed, it is estimated that taxes in the amount of approximately $3.1 million would need to be reflected in the financial statements.

The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the year ended December 31, 2012 was immaterial. The Company’s subsidiary in India was operating under a tax holiday through March 31, 2011, at which time the tax holiday expired. If there had been no tax holiday for the quarter ended March 31, 2011, the Company would have expensed an additional $0.6 million in income taxes.

A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2011	$1,230
Reductions based on settled tax audits in prior years	(361)
Additions based on tax positions related to current and prior years	915

Balance at December 31, 2012	$1,784

The Company has gross unrecognized tax benefits of $2.6 million at December 31, 2012, related to certain state tax position that, if recognized, would result in a net tax benefit of $1.8 million and would have a positive effect on the Company’s effective tax rate. The Company believes that it is reasonably possible that its $2.6 million gross unrecognized tax benefits will significantly decrease within the next 12 months or be eliminated entirely, as the Company is currently undergoing a state tax audit. The completion of the audit could significantly reduce or eliminate the unrecognized tax benefits. Accordingly, the Company has recorded a reserve on the net unrecognized tax benefits.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years remain subject to examination by federal taxing authorities, the 2001 through 2012 tax years generally remain subject to examination by state tax authorities, and the 2011 and 2012 tax years remain subject to examination by foreign tax authorities.

Note 14: Purchase Concentrations

The following table summarizes the concentration of initial purchase cost by seller sorted by total aggregate costs (in thousands, except percentages):

	Year Ended December 31, 2012
	Cost	%
Seller 1	$130,592	23.2%
Seller 2	81,843	14.5%
Seller 3	72,855	13.0%
Seller 4	70,876	12.6%
Seller 5	35,324	6.3%
Other sellers	170,845	30.4%

	$562,335	100.0%
Adjustments(1)	(897)

Purchases, net	$561,438

(1)	Adjusted for Put-backs and Recalls.

Note 15: Commitments and Contingencies

Litigation

The Company is involved in disputes, legal actions, regulatory investigations, inquiries, and other actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act, comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that the Company lack specified licenses to conduct its business, attempt to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions and/or has acted improperly in connection with its efforts to contact consumers. Such litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, sanctions, or injunctive relief. Many continue on for some length of time and involve substantial litigation, effort, and negotiation before a result is achieved, and during the process the Company often cannot determine the substance or timing of any eventual outcome.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of Encore’s subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. On August 12, 2011, the court issued an order granting final approval to the parties agreed upon settlement of this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, and dismissed the cases against the Midland Defendants with prejudice. That order has been appealed by certain objectors to the settlement, which appeals remain pending.

On November 2, 2010 and December 17, 2010, two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that certain of Encore’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011, two class actions entitled Scardina v. Midland Credit Management, Inc., Midland Funding LLC

and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that certain of Encore’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, the Company filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted the motion to transfer. All four of these cases are now pending in the United States District Court for the Southern District of California in a multidistrict litigation titled In re Midland Credit Management Inc. Telephone Consumer Protection Act Litigation. The lead plaintiffs filed an amended consolidated complaint on July 11, 2012. On October 17, 2012, a national class action titled Hartman v. Midland Credit Management, Inc. was filed in the Middle District of Florida. The complaint in Hartman alleged that an Encore subsidiary violated the TCPA by calling consumers’ cellular phones without their prior express consent. On November 20, 2012, the Hartman case was transferred to the Southern District of California to be consolidated with the multidistrict litigation.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and revises its estimates when additional information becomes available. As of December 31, 2012, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to our financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.

Leases

The Company leases office facilities in San Diego, California; Phoenix, Arizona; San Antonio, Texas; St. Cloud, Minnesota; Gurgaon, India; and San Jose, Costa Rica. The Company also leases other immaterial office space in the United States. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $6.9 million, $5.8 million, and $4.5 million during the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has capital lease obligations primarily for certain computer equipment. Refer to “Capital Lease Obligations” under Note 11 “Debt” for additional information on the Company’s capital leases. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under lease obligations consist of the following for the years ending December 31 (in thousands):

	Capital Leases	Operating Leases	Total
2013	$5,286	$6,752	$12,038
2014	2,749	6,461	9,210
2015	1,408	5,841	7,249
2016	249	5,525	5,774
2017	—	5,430	5,430
Thereafter	—	4,529	4,529

Total minimal leases payments	9,692	$34,538	$44,230

Less: Interest	(440)

Present value of minimal lease payments	$9,252

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2012, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $308.6 million for a purchase price of approximately $11.6 million. The Company has no purchase commitments extending past one year.

Employee Benefit Plans

The Company maintains a 401(k) Salary Deferral Plan (the “Plan”) whereby eligible employees may voluntarily contribute up to a maximum percentage of compensation, as specified in Internal Revenue Code limitations. The Company may match a percentage of employee contributions at its discretion. Employer matching contributions and administrative costs relating to the Plan totaled $1.2 million, $1.1 million, and $1.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Self-Insured Health Benefits

The Company maintains a self-insured health benefit plan for its employees. This plan is administered by a third party. As of December 31, 2012, the plan had stop loss provisions insuring losses beyond $150,000 per employee, per year. As of December 31, 2012, the Company recorded a reserve for unpaid claims in the amount of $0.3 million, which is included in accrued liabilities in the Company’s consolidated statement of financial condition. This amount represents the Company’s estimate of incurred but not yet reported claims as of December 31, 2012.

Guarantees

Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2012, has no liabilities recorded for these agreements.

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

	Year Ended December 31,
	2012	2011	2010
Revenues:
Portfolio purchasing and recovery	$545,412	$448,714	$364,294
Tax lien transfer(1)	10,460	—	—

	$555,872	$448,714	$364,294

Operating income:
Portfolio purchasing and recovery	$164,031	$131,938	$102,904
Tax lien transfer(1)	4,779	—	—

	168,810	131,938	102,904
Depreciation and amortization	(5,840)	(4,081)	(2,552)
Stock-based compensation	(8,794)	(7,709)	(6,010)
Other expense	(23,851)	(21,479)	(18,981)

Income from continuing operations before income taxes	$130,325	$98,669	$75,361

(1)	Tax lien transfer segment 2012 data only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Additionally, assets are allocated to operating segments for management review. As of December 31, 2012, total segment assets were $979.2 million and $192.2 million for the portfolio purchasing and recovery segment and tax lien transfer segment, respectively.

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

In connection with the preparation of its financial statements and based, in part, on the anticipated disposition of Ascension, the Company performed an interim goodwill impairment test for Ascension as of March 31, 2012, and concluded that Ascension’s entire goodwill balance of $9.9 million was impaired. Additionally, the Company wrote-off Ascension’s remaining identifiable intangible assets of approximately $0.4 million as of March 31, 2012.

As of December 31, 2012, the Company has two reporting units that carry goodwill: portfolio purchasing and recovery and tax lien transfer. Annual testing is performed as of October 1st for the portfolio purchasing and recovery reporting unit and as of April 1st for the tax lien transfer reporting unit.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$—	$—	$—	$6,000	$(5,538)	$462
Trade name and other	570	(83)	487	—	—	—

Total intangible assets subject to amortization	$570	$(83)	$487	$6,000	$(5,538)	$462

Intangible assets not subject to amortization:
Goodwill—portfolio purchasing and recovery			$6,047			$6,047
Goodwill—tax lien transfer			49,399			—
Goodwill—bankruptcy servicing			—			9,938

Total goodwill			$55,446			$15,985

Note 18: Common Stock Repurchases

The Company has an ongoing $50.0 million share repurchase program authorized by its Board of Directors. Under this program, the Company has the ability to repurchase up to $50.0 million of the Company’s common stock, subject to available borrowing capacity and other covenants contained in the Company’s financing agreements, including the Restated Credit Agreement. The Company may, from time to time, purchase common stock of the Company in the open market or through privately negotiated transactions, and the purchases will be dependent upon various business and financial considerations. Repurchases of common stock are subject to compliance with applicable legal requirements and other factors. During 2012, the Company repurchased 1.9 million shares of common stock at a cost of $49.3 million. As of December 31, 2012, $0.7 million remained available for repurchase under the share repurchase program. As discussed in Note 11: “Debt,” the Company utilized $25.0 million of the proceeds from the issuance of the Convertible Notes to fund the share repurchase program.

Note 19: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Gross collections	$231,028	$240,560	$245,977	$230,490
Revenues	126,405	141,063	144,792	143,612
Total operating expenses	91,394	102,809	103,621	103,872
Income from continuing operations, net of tax	18,108	18,988	21,308	20,167
Loss from discontinued operations, net of tax	(6,702)	(2,392)	—	—
Net income	11,406	16,596	21,308	20,167
Basic earnings (loss) per share from:
Continuing operations	$0.73	$0.76	$0.85	$0.82
Discontinued operations	$(0.27)	$(0.09)	$0.00	$0.00

Net basic earnings per share	$0.46	$0.67	$0.85	$0.82

Diluted earnings (loss) per share from:
Continuing operations	$0.70	$0.74	$0.82	$0.79
Discontinued operations	$(0.26)	$(0.10)	$0.00	$0.00

Net diluted earnings per share	$0.44	$0.64	$0.82	$0.79

2011
Gross collections	$191,073	$195,081	$189,058	$185,946
Revenues	105,326	111,093	115,843	116,452
Total operating expenses	78,227	81,518	85,182	83,639
Income from continuing operations, net of tax	13,282	14,766	15,310	17,235
Income (loss) from discontinued operations, net of tax	397	9	60	(101)
Net income	13,679	14,775	15,370	17,134
Basic earnings (loss) per share from:
Continuing operations	$0.55	$0.60	$0.62	$0.70
Discontinued operations	$0.01	$0.00	$0.00	$(0.01)

Net basic earnings per share	$0.56	$0.60	$0.62	$0.69

Diluted earnings per share from:
Continuing operations	$0.52	$0.58	$0.60	$0.67
Discontinued operations	$0.02	$0.00	$0.00	$0.00

Net diluted earnings per share	$0.54	$0.58	$0.60	$0.67

EXHIBIT INDEX

Number	Description
2.1	Securities Purchase Agreement, dated May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

4.2*	Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.3	Form of 7.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.4	Form of 7.375% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.5	Amendment No. 1, dated May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

4.6	Indenture, dated November 27, 2012, between Encore Capital Group, Inc. and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.1+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004)

10.2	Multi-Tenant Office Lease, dated April 8, 2004, between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.3	Lease Guaranty, dated April 8, 2004, by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.4	Asset Purchase and Forward Flow Agreement, dated June 2, 2005, among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

Number	Description

10.5	Acknowledgement Agreement, dated June 7, 2005, between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.7+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.8+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.9+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.10+	Severance protection letter agreement, dated March 11, 2009, between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.11+	Severance protection letter agreement, dated March 11, 2009, between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.12	Lease Deed, dated April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.13+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.14+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.15+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.16+	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010)

10.17	Lease Deed, dated October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.18	Lease Deed, dated March 4, 2011, between Midland Credit Management, Inc. and Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account for real property located in San Diego, California (the “San Diego Lease”) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

10.19	Lease Guaranty, dated March 4, 2011, by Encore Capital Group, Inc., in favor of Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account in connection with the San Diego Lease (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

Number	Description

10.20	Credit Facility Loan Agreement, dated May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.21	Guaranty Agreement, dated May 8, 2012, with respect to the Credit Facility Loan Agreement, dated May 8, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.22+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.23+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.24+	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.25	Amended and Restated Credit Agreement, dated November 5, 2012, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.26	Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among the Company, certain of its subsidiaries and SunTrust Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.27	Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of the Company and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.28	Amended and Restated Intercreditor Agreement, dated November 5, 2012, by and among the Company, certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, and the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.29	Amendment No. 2 to Note Purchase Agreement, dated November 5, 2012, by and among the Company, the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018, and SunTrust Bank, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.30	Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.31	Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.32	Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 3, 2012)

Number	Description

10.33	Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.34	Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.35	Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.36	Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.37	Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.38	Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.39	Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.40	Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.41	Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.42	Incremental Facility Agreement, dated December 6, 2012, among Encore Capital Group, Inc., Barclays Bank PLC, SunTrust Bank and each of the guarantors party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.43	Amendment, dated January 9, 2013, to the Severance Protection Letter Agreement dated March 11, 2009 between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.44	Letter Agreement, dated January 9, 2013, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 13, 2013 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

Number	Description

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from the Encore Capital Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements. **

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.