Form 10-Q
period 2013-03-31
ENCORE CAPITAL GROUP INC
filed 2013-05-10
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 par value	23,336,320 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$29,904	$17,510
Investment in receivable portfolios, net	801,525	873,119
Deferred court costs, net	35,448	35,407
Property tax payment agreements receivable, net	153,580	135,100
Interest receivable	4,621	4,042
Property and equipment, net	24,389	23,223
Other assets	31,113	27,006
Goodwill	51,437	55,446
Identifiable intangible assets, net	462	487

Total assets	$1,132,479	$1,171,340

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$42,120	$45,450
Income tax payable	7,236	3,080
Deferred tax liabilities, net	8,443	8,236
Debt	646,011	706,036
Other liabilities	1,738	2,722

Total liabilities	705,548	765,524

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 23,336 shares and 23,191 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	233	232
Additional paid-in capital	89,189	88,029
Accumulated earnings	338,777	319,329
Accumulated other comprehensive loss	(1,268)	(1,774)

Total stockholders’ equity	426,931	405,816

Total liabilities and stockholders’ equity	$1,132,479	$1,171,340

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Revenue from receivable portfolios, net	$140,683	$126,405
Tax lien transfer
Interest income	4,715	—
Interest expense	(1,113)	—

Net interest income	3,602	—

Total revenues	144,285	126,405

Operating expenses
Salaries and employee benefits	28,832	22,304
Cost of legal collections	42,258	38,635
Other operating expenses	13,265	11,598
Collection agency commissions	3,329	3,959
General and administrative expenses	16,342	13,658
Depreciation and amortization	1,846	1,240

Total operating expenses	105,872	91,394

Income from operations	38,413	35,011

Other (expense) income
Interest expense	(6,854)	(5,515)
Other income	460	272

Total other expense	(6,394)	(5,243)

Income from continuing operations before income taxes	32,019	29,768
Provision for income taxes	(12,571)	(11,660)

Income from continuing operations	19,448	18,108
Loss from discontinued operations, net of tax	—	(6,702)

Net income	$19,448	$11,406

Weighted average shares outstanding:
Basic	23,446	24,779
Diluted	24,414	25,740
Basic earnings (loss) per share from:
Continuing operations	$0.83	$0.73
Discontinued operations	$0.00	$(0.27)

Net basic earnings per share	$0.83	$0.46

Diluted earnings (loss) per share from:
Continuing operations	$0.80	$0.70
Discontinued operations	$0.00	$(0.26)

Net diluted earnings per share	$0.80	$0.44

Other comprehensive gain (loss):
Unrealized gain on derivative instruments, net of tax	620	682
Unrealized loss on foreign currency translation, net of tax	(114)	—

Other comprehensive gain, net of tax	506	682

Comprehensive income	$19,954	$12,088

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Equity
	Shares	Par	Capital	Earnings	(Loss) Income
Balance at December 31, 2012	23,191	$232	$88,029	$319,329	$(1,774)	$405,816
Net income	—	—	—	19,448	—	19,448
Unrealized gain on derivative instruments, net of tax	—	—	—	—	620	620
Unrealized loss on foreign currency translation adjustments, net of tax	—	—	—	—	(114)	(114)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	169	1	(2,029)	—	—	(2,028)
Repurchase of common stock	(24)	—	(729)	—	—	(729)
Stock-based compensation	—	—	3,001	—	—	3,001
Tax benefit related to stock-based compensation	—	—	902	—	—	902
Tax benefit related to convertible notes, net	—	—	15	—	—	15

Balance at March 31, 2013	23,336	$233	$89,189	$338,777	$(1,268)	$426,931

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$19,448	$11,406
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,846	1,363
Impairment charge for goodwill and identifiable intangible assets	—	10,349
Amortization of loan costs and premium on property tax payment agreements receivable	1,517	466
Stock-based compensation expense	3,001	2,266
Income tax provision in excess of income tax payments	207	623
Excess tax benefit from stock-based payment arrangements	(983)	(1,067)
(Reversal) provision for allowances on receivable portfolios, net	(1,006)	373
Changes in operating assets and liabilities
Other assets	(1,630)	(326)
Deferred court costs	(41)	(1,333)
Prepaid income tax and income taxes payable	4,314	2,130
Accounts payable, accrued liabilities and other liabilities	(2,980)	853

Net cash provided by operating activities	23,693	27,103

Investing activities:
Purchases of receivable portfolios	(58,771)	(130,463)
Collections applied to investment in receivable portfolios, net	130,493	104,230
Proceeds from put-backs of receivable portfolios	878	734
Originations of property tax payment agreements receivable	(27,446)	—
Collections applied to property tax payment agreements receivable, net	11,812	—
Purchases of property and equipment	(2,315)	(1,555)

Net cash provided by (used in) investing activities	54,651	(27,054)

Financing activities:
Payment of loan costs	(2,340)	—
Repayment of senior secured notes	(2,500)	—
Proceeds from revolving credit facilities	33,741	43,500
Repayment of revolving credit facilities	(91,800)	(34,500)
Repurchase of common stock	(729)	—
Proceeds from exercise of stock options	846	1,061
Taxes paid related to net share settlement of equity awards	(2,872)	(2,093)
Excess tax benefit from stock-based payment arrangements	983	1,067
Repayment of capital lease obligations	(1,279)	(1,685)

Net cash (used in) provided by financing activities	(65,950)	7,350

Net increase in cash and cash equivalents	12,394	7,399
Cash and cash equivalents, beginning of period	17,510	8,047

Cash and cash equivalents, end of period	$29,904	$15,446

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,485	$5,119
Cash paid for income taxes	7,520	4,075
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	674	1,564

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. In addition, through its subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by tax liens on the property.

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

Tax lien transfer

Propel’s principal activity is originating and servicing property tax lien transfers in the state of Texas. With the property owner’s consent, Propel pays the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to Propel. Propel then enters into a payment agreement with the property owner creating an affordable payment plan. Tax lien transfers provide the local taxing authorities with much needed tax revenue and property owners with an alternative to paying their property tax bills in one lump sum. Tax lien transfers typically carry a lower interest rate and fee structure than what the local taxing authority would charge.

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

On May 8, 2012, the Company completed its acquisition of Propel, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). The condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 do not include the results of operations of the Propel Entities as the acquisition was not completed until May 8, 2012. For additional acquisition related information relating to the Propel Entities, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2012.

Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.

Note 2: Discontinued Operations

On May 16, 2012, the Company completed the sale of substantially all of the assets and certain of the liabilities of its bankruptcy servicing subsidiary, Ascension Capital Group, Inc. (“Ascension”), to a subsidiary of American InfoSource, L.P. (“AIS”). As part of the sale, the Company agreed to fund certain agreed-upon operating losses in the first year of AIS’ ownership of the Ascension business, not to exceed $4.0 million. If the Ascension business becomes profitable under AIS’ ownership, the Company will be paid an earn-out equal to 30% to 40% of Ascension’s EBITDA for the first five years commencing May 16, 2012. The Company received no proceeds from the sale. Additionally, the Company recognized the entire $4.0 million loss contingency during the second quarter of 2012.

The Company performed an interim goodwill impairment test for Ascension as of March 31, 2012 and concluded that the entire goodwill balance relating to Ascension of $9.9 million was impaired. Additionally, the Company wrote-off the remaining identifiable intangible assets of approximately $0.4 million relating to Ascension as of March 31, 2012.

Ascension’s operations are presented as discontinued operations for the three months ended March 31, 2012, in the Company’s condensed consolidated statements of comprehensive income. The following table presents the revenue and components of discontinued operations, net of tax (in thousands):

Three Months Ended March 31, 2012
Revenue	$3,812

Loss from discontinued operations before income taxes	$(11,018)
Income tax benefit	4,316

Loss from discontinued operations	$(6,702)

Note 3: Business Combinations

Merger Agreement

On March 6, 2013, the Company and Pinnacle Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt management and recovery solutions. Pursuant to the Merger Agreement, Merger Sub will merge with and into AACC, and AACC will continue as the surviving corporation and will become a wholly owned subsidiary of the Company. The Merger Agreement has been approved by the board of directors of the Company and the board of directors of AACC.

Subject to the terms and conditions of the Merger Agreement, each holder of AACC common stock will be entitled to receive, at such holder’s election, either $6.50 in cash or 0.2162 validly issued, fully paid and nonassessable shares of Encore common stock, in each case without interest and less any applicable withholding taxes, for each share of AACC common stock such holder owns at the effective time of the merger. However, no more than 25% of the total shares of AACC common stock outstanding immediately prior to the merger may be exchanged for shares of the Company’s common stock and any shares of AACC common stock elected to be exchanged for the Company’s common stock in excess of such 25% limitation will be subject to proration in accordance with the terms of the Merger Agreement.

The transaction is expected to close in the second quarter of 2013, and is subject to, among other items, customary closing conditions and regulatory approvals. Information regarding this transaction is set forth on the Company’s Registration Statement on Form S-4, as amended, initially filed with the SEC on March 27, 2013.

The Company will account for the merger using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of AACC will be recorded as of the closing date of the merger, at their respective fair values, and consolidated with those of the Company. The results of operations of AACC will be consolidated with those of the Company beginning on the closing date of the merger.

Propel Acquisition

On May 8, 2012, the Company acquired all of the outstanding equity interests of the Propel Entities for $186.8 million in cash (the “Propel Acquisition”). The Propel Acquisition is accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition.

The Company has completed an independent valuation study and determined the fair value of the assets acquired and the liabilities assumed from the Propel Entities. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. During the three months ended March 31, 2013, the Company made an adjustment to the initial purchase price allocation, increasing property tax payment agreements receivable and decreasing goodwill by approximately $4.0 million. The components of the final purchase price allocation for the Propel Entities are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$186,814
Purchase price adjustment	741

Total purchase price	$187,555

Allocation of purchase price:
Cash	$824
Accounts receivable	1,049
Interest receivable	3,679
Property tax payment agreements receivable	136,987
Fixed assets	461
Other assets	860
Liabilities assumed	(2,265)
Identifiable intangible assets	570
Goodwill	45,390

Total net assets acquired	$187,555

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

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$19,448	$18,108
Loss from discontinued operations, net of tax	—	(6,702)

Net income available for common stockholders	$19,448	$11,406

Weighted average common shares outstanding – basic	23,446	24,779
Dilutive effect of stock-based awards	968	961

Weighted average common shares outstanding – diluted	24,414	25,740

Basic earnings (loss) per share from:
Continuing operations	$0.83	$0.73
Discontinued operations	$0.00	$(0.27)

Net basic earnings per share	$0.83	$0.46

Diluted earnings (loss) per share from:
Continuing operations	$0.80	$0.70
Discontinued operations	$0.00	$(0.26)

Net diluted earnings per share	$0.80	$0.44

No anti-dilutive employee stock options were outstanding during the three months ended March 31, 2013. Employee stock options to purchase approximately 209,000 shares of common stock were outstanding during the three months ended March 31, 2012, but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial instruments required to be carried at fair value

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(423)	$—	$(423)
Foreign currency exchange contracts	—	(1,248)	—	(1,248)

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(645)	$—	$(645)
Foreign currency exchange contracts	—	(2,010)	—	(2,010)

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

Financial instruments not required to be carried at fair value

The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows, generated by its proprietary forecasting models, using an estimated market participant discount rate. Using this method, the fair value of investment in receivable portfolios was approximately $1.2 billion and $1.3 billion as of March 31, 2013 and December 31, 2012, respectively. A 100 basis point fluctuation in the discount rate used would result in an increase or decrease in the fair value by approximately $20.0 million as of March 31, 2013. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $801.5 million and $873.1 million as of March 31, 2013 and December 31, 2012, respectively.

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

The Company’s senior secured notes and borrowings under its revolving credit facilities and term loan facilities are carried at historical costs, adjusted for additional borrowings less principal repayments, which approximate fair value. The Company’s convertible notes are carried at historical cost, adjusted for debt discount. The carrying value of the convertible notes was $101.2 million as of March 31, 2013. The fair value estimate for these notes incorporates quoted market prices, which was approximately $127.5 million as of March 31, 2013.

Note 6: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of March 31, 2013, the Company had five interest rate swap agreements outstanding with a total notional amount of $125.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

As of March 31, 2013, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $41.6 million. All outstanding contracts qualified for hedge accounting treatment as of March 31, 2013. The Company estimates that approximately $0.6 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2013 and 2012.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(423)	Other liabilities	$(645)
Foreign currency exchange contracts	Other liabilities	(1,248)	Other liabilities	(2,010)

The following tables summarize the effects of derivatives in cash flow hedging relationships in the Company’s statements of comprehensive income during the periods presented (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$222	$(221)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	601	903	Salaries and employee benefits	(49)	(116)	Other (expense) income	—	—
Foreign currency exchange contracts	103	297	General and administrative expenses	(9)	(16)	Other (expense) income	—	—

Note 7: Stock-Based Compensation

On March 9, 2009, Encore’s Board of Directors (the “Board”) approved an amendment and restatement of the 2005 Stock Incentive Plan (“2005 Plan”), which was originally adopted on March 30, 2005, for Board members, employees, officers, and executives of, and consultants and advisors to, the Company. The amendment and restatement of the 2005 Plan increased the maximum number of shares of the Company’s common stock that may be issued or be subject to awards under the plan by 2,000,000 shares, established a new 10-year term for the plan, and made certain other amendments. The 2005 Plan amendment was approved by the Company’s stockholders on June 9, 2009. The 2005 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards to eligible individuals. As amended, the 2005 Plan allows the granting of an aggregate of 3,500,000 shares of the Company’s common stock for awards. In addition, shares subject to options granted under the 2005 Plan that terminate or expire without being exercised become available for grant under the 2005 Plan. The benefit provided under the 2005 Plan is compensation subject to authoritative guidance for stock-based compensation.

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total stock-based compensation expense during the three months ended March 31, 2013 and 2012 was $3.0 million and $2.3 million, respectively.

The Company’s stock-based compensation arrangements are described below:

Stock Options

The 2005 Plan permits the granting of stock options to certain employees and directors of the Company. Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of issuance, generally vest over three to five years of continuous service, and have ten-year contractual terms.

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.

The fair value for options granted is estimated at the date of grant using a Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2013 and 2012.

Unrecognized compensation cost related to stock options as of March 31, 2013, was $1.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options, was approximately 1.6 years.

A summary of the Company’s stock option activity as of March 31, 2013, and changes during the three months then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,948,259	$2.89 – $24.65	$15.38
Exercised	(45,334)	11.0 – 24.65	18.65

Outstanding at March 31, 2013	1,902,925	$2.89 – $24.65	$15.30	$28,168

Exercisable at March 31, 2013	1,688,264	$2.89 – $24.65	$14.41	$26,494

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.5 million and $1.1 million, respectively. As of March 31, 2013, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.6 years and 5.2 years, respectively.

Non-Vested Shares

Under the Company’s 2005 Plan, Board members, employees, officers and executives of, and consultants and advisors to the Company are eligible to receive restricted stock units and restricted stock awards. In accordance with authoritative guidance, the fair value of these non-vested shares is equal to the closing sale price of the Company’s common stock on the date of issuance. The total number of these awards expected to vest is adjusted by estimated forfeiture rates. As of March 31, 2013, the non-vested shares are expected to vest over approximately one to three years of continuous service.

A summary of the status of the Company’s restricted stock units and restricted stock awards as of March 31, 2013, and changes during the three months then ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	744,016	$23.51
Awarded	135,800	$30.88
Vested	(239,525)	$21.06
Cancelled/forfeited	(3,732)	$23.05

Non-vested at March 31, 2013	636,559	$26.00

Unrecognized compensation expense related to non-vested shares as of March 31, 2013, was $10.8 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.2 years. The fair value of restricted stock units and restricted stock awards vested during the three months ended March 31, 2013 and 2012 was $7.5 million and $5.3 million, respectively.

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

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool. The Company often experiences collections beyond the 84 to 96 month collection forecast. As of March 31, 2013, the total estimated remaining collections beyond the 84 to 96 month collection forecast, which are not included in the calculation of the Company’s IRRs, were $115.8 million.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2012	$984,944	$17,366	$1,002,310
Revenue recognized, net	(135,072)	(5,611)	(140,683)
Net additions to existing portfolios(1)	173,634	7,061	180,695
Additions for current purchases(1)	66,808	—	66,808

Balance at March 31, 2013	$1,090,314	$18,816	$1,109,130

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2011	$821,527	$32,676	$854,203
Revenue recognized, net	(119,340)	(7,065)	(126,405)
Net additions to existing portfolios(1)	131,039	3,608	134,647
Additions for current purchases(1)	119,533	—	119,533

Balance at March 31, 2012	$952,759	$29,219	$981,978

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast.

During the three months ended March 31, 2013, the Company purchased receivable portfolios with a face value of $1.6 billion for $58.8 million, or a purchase cost of 3.6% of face value. The estimated future collections at acquisition for these portfolios amounted to $126.6 million. During the three months ended March 31, 2012, the Company purchased receivable portfolios with a face value of $2.9 billion for $130.5 million, or a purchase cost of 4.5% of face value. The estimated future collections at acquisition for these portfolios amounted to $235.9 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2013 and 2012, Zero Basis Revenue was approximately $4.7 million and $6.0 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2013
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$873,119
Purchases of receivable portfolios	58,771	—	58,771
Gross collections(1)	(264,559)	(5,611)	(270,170)
Put-backs and recalls(2)	(878)	—	(878)
Revenue recognized	135,015	4,662	139,677
Portfolio allowance reversals, net	57	949	1,006

Balance, end of period	$801,525	$—	$801,525

Revenue as a percentage of collections(3)	51.0%	83.1%	51.7%

	Three Months Ended March 31, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$716,454
Purchases of receivable portfolios	130,463	—	130,463
Gross collections(1)	(223,943)	(7,065)	(231,008)
Put-backs and recalls(2)	(734)	—	(734)
Revenue recognized	120,746	6,032	126,778
(Portfolio allowances) portfolio allowance reversals, net	(1,406)	1,033	(373)

Balance, end of period	$741,580	$—	$741,580

Revenue as a percentage of collections(3)	53.9%	85.4%	54.9%

(1)	Does not include amounts collected on behalf of others.
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

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$105,273	$109,494
Provision for portfolio allowance	479	1,759
Reversal of prior allowance	(1,485)	(1,386)

Balance at end of period	$104,267	$109,867

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended March 31,
	2013	2012
Collection sites	$126,562	$109,870
Legal collections	122,273	109,572
Collection agencies	21,335	11,586

	$270,170	$231,028

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

The Company evaluates the entire portfolio of property tax payment agreements receivable for impairment. The primary credit quality indicator the Company uses to evaluate its portfolio is lien to value ratio. The Company has not experienced any losses on the property tax payment agreements receivable in its portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the payment agreements are in a priority position over most other liens on the properties, that it will not experience any material losses on the ultimate collection of its property tax payment agreements receivable. Therefore, no allowance has been provided for as of March 31, 2013.

The following table presents the Company’s aging analysis of property tax payment agreements receivable as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Current	$118,363	$101,052
31-60 days past due	10,531	10,175
61-90 days past due	4,013	1,982
> 90 days past due	20,673	21,891

	$153,580	$135,100

Note 10: Deferred Court Costs, Net

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related debtor has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Historically, the Company wrote off Deferred Court Costs not recovered within three years of placement. However, as a result of a history of court cost recoveries beyond three years, the Company has determined that court costs are recovered over a longer period of time. As a result, on a prospective basis, the Company began increasing its deferral period from three years to five years in January 2013. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account.

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	March 31, 2013	December 31, 2012
Court costs advanced	$304,161	$279,314
Court costs recovered	(106,213)	(94,827)
Court costs reserve	(162,500)	(149,080)

	$35,448	$35,407

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$(149,080)	$(130,454)
Provision for court costs	(13,420)	(12,343)
Write-off of reserve after the deferral period	—	13,410

Balance at end of period	$(162,500)	$(129,387)

Note 11: Other Assets

Other assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Debt issuance costs, net of amortization	$15,772	$14,397
Prepaid expenses	8,737	6,399
Security deposit—India building lease	1,825	1,696
Recoverable legal fees	1,410	1,521
Service tax receivable	1,537	1,344
Other	1,832	1,649

	$31,113	$27,006

Note 12: Debt

The Company is obligated under borrowings, as follows (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility	$186,000	$258,000
Term loan facility	148,125	148,125
Propel facility	131,542	117,601
Senior secured notes	70,000	72,500
Convertible notes	115,000	115,000
Less: Debt discount	(13,835)	(14,442)
Capital lease obligations	9,179	9,252

	$646,011	$706,036

Revolving Credit Facility and Term Loan Facility

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) includes a term loan facility tranche of $150.0 million and a revolving credit facility tranche of $445.0 million for a total commitment of $595.0 million (the “Credit Facility”). The maturities of both facilities are five years, expiring in November 2017, except with respect to a $50.0 million subtranche of the term loan facility, which has a three-year maturity, expiring in November 2015. The Credit Agreement includes several financial institutions and lenders and is led by an administrative agent. The Credit Agreement contains an accordion feature which allows the Company to request an increase in the facility of up to $180.0 million ($20.0 million of the original $200.0 million was exercised in December 2012) by obtaining one or more commitments from one or more lenders or other financial institutions with the consent of the administrative agent, but does not require the Company to obtain the consent of the other lenders in the facility.

Provisions of the Credit Agreement include, but are not limited to:

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

•

Repurchases of up to $50.0 million of Encore’s common stock, subject to compliance with certain covenants and available borrowing capacity. The Company has repurchased approximately $50.0 million common stock during the fourth quarter of 2012 and in January 2013. Refer to Note 18, “Common Stock Repurchases” for details of the stock repurchase program;

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

At March 31, 2013, the outstanding balance on the revolving credit facility and term loan facility was $334.1 million, which bore a weighted average interest rate of 3.14% and 4.15% for the three months ended March 31, 2013 and 2012, respectively.

On May 9, 2013, the Company exercised the remaining $180.0 million of its accordion feature and entered into an amendment to its Credit Facility, restating the Credit Facility in its entirety (the “Restated Credit Agreement”). The Restated Credit Amendment reset the accordion feature to $200.0 million and added new lenders. In conjunction with the amendment, the Company exercised $37.5 million of the new accordion feature. This $37.5 million exercise, when combined with the $180.0 million exercise, increased the aggregate revolving loan commitment by $217.5 million, from $595.0 million to $812.5 million, a portion of which is subject to ongoing principal amortization. Including the remaining accordion feature, the maximum amount that can be borrowed under the Credit Facility is $975.0 million. See Note 19 “Subsequent Events” for additional information.

Propel Facility

The Company, through its Propel subsidiary has a $160.0 million syndicated loan facility (the “Propel Facility”). The Propel Facility was used in part to fund a portion of the Propel Acquisition and to fund future growth at Propel.

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

At March 31, 2013, the outstanding balance on the Propel Facility was $131.5 million and, for the three months ended March 31, 2013, bore a weighted average interest rate of 3.54%.

Senior Secured Notes

As of March 31, 2013, Encore had $70.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). Twenty five million dollars of the Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2018. These notes require quarterly interest only payments through May 2013. Beginning in May 2013, the notes require a quarterly payment of interest plus $1.25 million of principal. The remaining $45.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal amortization payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments.

The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to, and pari passu with, the Credit Agreement, the Senior Secured Notes are also collateralized by all assets of the Company, other than the assets of the Propel Entities. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. Certain terms of the Senior Secured Notes were amended on May 8, 2012, to provide for the change in administrative and collateral agent, the Propel Acquisition, and the addition of the Propel Facility. The Senior Secured Notes were again amended on November 5, 2012 in connection with the Credit Agreement in order to properly align certain covenants.

On May 9, 2013, the Company entered into an amendment to its Senior Secured Notes. See Note 19 “Subsequent Events” for additional information.

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

The net proceeds from the sale of the Convertible Notes were approximately $111.1 million, after deducting estimated fees and expenses. The Company used approximately $11.5 million of the net proceeds to pay the cost of the Convertible Note Hedge Transactions, taking into account the proceeds to the Company of the Warrant Transactions; approximately $25.0 million of the net proceeds to repurchase shares of the Company’s common stock; approximately $61.5 million of the net proceeds to repay borrowings under the Credit Agreement; and the balance of the net proceeds for general corporate purposes.

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

The Company determined that the fair value of the Convertible Notes at the date of issuance was approximately $100.3 million, and designated the residual value of approximately $14.7 million as the equity component. Additionally, the Company allocated approximately $3.3 million of the $3.8 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.5 million as equity issuance cost.

The balances of the liability and equity components as of the dates presented, were as follows (in thousands):

	March 31, 2013	December 31, 2012
Liability component—principal amount	$115,000	$115,000
Unamortized debt discount	(13,835)	(14,442)

Liability component—net carrying amount	$101,165	$100,558

Equity component	$14,702	$14,702

The debt discount is being amortized into interest expense over the remaining life of the Convertible Notes using the effective interest rate. The effective interest rate on the liability component was 6.0%.

Interest expense related to the Convertible Notes was as follows (in thousands):

Three Months Ended March 31, 2013
Interest expense—stated coupon rate	$858
Interest expense—amortization of debt discount	607

Total interest expense—convertible notes	$1,465

The Company is in compliance with all covenants under its financing arrangements.

Capital Lease Obligations

The Company has capital lease obligations primarily for computer equipment. As of March 31, 2013, the Company’s combined obligations for these equipment leases were approximately $9.1 million. These lease obligations require monthly or quarterly payments through July 2016 and have implicit interest rates that range from zero to approximately 7.7%.

Note 13: Income Taxes

During the three months ended March 31, 2013, the Company recorded an income tax provision of $12.6 million, reflecting an effective rate of 39.3% of pretax income from continuing operations. The effective tax rate for the three months ended March 31, 2013 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), and a blended provision for state taxes of 6.6%.

During the three months ended March 31, 2012, the Company recorded an income tax provision of $11.7 million, reflecting an effective rate of 39.2% of pretax income from continuing operations. The effective tax rate for the three months ended March 31, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%) and a blended provision for state taxes of 6.5%.

The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2013 was immaterial.

As of March 31, 2013, the Company had a gross unrecognized tax benefit of $2.6 million that, if recognized, would result in a net tax benefit of approximately $1.8 million and would have a positive effect on the Company’s effective tax rate. During the three months ended March 31, 2013, there was no material change in the gross unrecognized tax benefit of $2.6 million.

During the three months ended March 31, 2013, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed earnings of these subsidiaries during the three months ended March 31, 2013 and 2012, were approximately $1.7 million and $2.4 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 14: Purchase Concentrations

The following table summarizes purchases by seller sorted by total aggregate cost (in thousands, except percentages):

	Three Months Ended March 31, 2013
	Cost	%
Seller 1	$15,042	25.6%
Seller 2	11,656	19.9%
Seller 3	8,067	13.7%
Seller 4	7,071	12.0%
Seller 5	6,942	11.8%
Other sellers	9,993	17.0%

Purchases, net	$58,771	100.0%

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

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of the Company’s subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. The dollar amount of damages originally sought in the case was an unspecified amount in excess of $25,000. On August 12, 2011, the court issued an order granting final approval to the parties agreed upon settlement of this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, and dismissed the cases against the Midland Defendants with prejudice. That order was subsequently appealed by certain objectors to the settlement, and on February 26, 2013, the Court of Appeals for the Sixth Circuit reversed the district court’s order approving the settlement, vacated the judgment certifying a nationwide settlement class, and remanded the case back to the Northern District of Ohio for further proceedings consistent with the Sixth Circuit’s ruling, where it remains pending.

On March 8, 2013, March 19, 2013 and March 20, 2013, three actions entitled Shell v. Asset Acceptance Capital Corp., et. al., Neumann v. Asset Acceptance Capital Corp., et. al., and Jaluka v. Asset Acceptance Capital Corp. et. al., respectively, were filed in the Macomb County Circuit Court of the State of Michigan. On April 19, 2013, a fourth action entitled Dix v. Asset Acceptance Capital Corp. et al was filed in the Court of Chancery of the State of Delaware. These actions were brought by purported stockholders of Asset Acceptance Capital Corporation (“AACC”) against the Company, AACC, and certain other named entities and individuals, and allege, among other things, that the Company has aided and abetted AACC’s directors in breaching their fiduciary duties of care, loyalty and candor or disclosure owed to AACC stockholders. Plaintiffs in the actions seek, among other things, injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. The plaintiffs have not specified the dollar amount of damages sought in each action.

Except as described above, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. As of March 31, 2013, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2013, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $876.7 million for a purchase price of approximately $55.0 million. The Company has no purchase commitments beyond December 2014.

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

Segment operating income includes income from operations before depreciation, amortization of intangible assets, and stock-based compensation expense. The following table provides a reconciliation of revenue and segment operating income by reportable segment to consolidated results and was derived from the segments’ internal financial information as used for corporate management purposes (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Portfolio purchasing and recovery	$140,683	$126,405
Tax lien transfer	3,602	—

	$144,285	$126,405

Operating income:
Portfolio purchasing and recovery	$42,680	$38,517
Tax lien transfer(1)	580	—

	43,260	38,517
Depreciation and amortization	(1,846)	(1,240)
Stock-based compensation	(3,001)	(2,266)
Other expense	(6,394)	(5,243)

Income from continuing operations before income taxes	$32,019	$29,768

(1)

Does not include service fee revenue of $0.3 million that was included in “Other Income” in the unaudited condensed consolidated statements of comprehensive income for the three months ended March 31, 2013.

Additionally, assets are allocated to operating segments for management review. As of March 31, 2013, total segment assets were $926.4 million and $206.1 million for the portfolio purchasing and recovery segment and tax lien transfer segment, respectively.

Note 17: Goodwill and Identifiable Intangible Assets

In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value.

As of March 31, 2013, the Company has two reporting units that carry goodwill: portfolio purchasing and recovery and tax lien transfer. Annual testing is performed as of October 1st for the portfolio purchasing and recovery reporting unit and as of April 1st for the tax lien transfer reporting unit.

As discussed in Note 3, “Business Combinations,” as a result of its final purchase price allocation related to the Propel Acquisition, the Company made an adjustment of approximately $4.0 million to reduce goodwill attributable to the tax lien transfer reporting unit during the three months ended March 31, 2013.

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

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Trade name and other	$570	$(108)	$462	$570	$(83)	$487
Intangible assets not subject to amortization:
Goodwill – portfolio purchasing and recovery			$6,047			$6,047
Goodwill – tax lien transfer			45,390			49,399

Total goodwill			$51,437			$55,446

Note 18: Common Stock Repurchases

The Company had a $50.0 million share repurchase program authorized by its Board of Directors. Under this program, the Company had the ability to repurchase up to $50.0 million of the Company’s common stock, subject to available borrowing capacity and other covenants contained in the Company’s financing agreements, including the Credit Agreement. During 2012, the Company repurchased 1.9 million shares of common stock at a cost of $49.3 million. During the three months ended March 31, 2013, the Company repurchased 24,400 shares under the share repurchase program for $0.7 million. As of March 31, 2013, the Company did not have any stock repurchase capacity under this program.

Note 19: Subsequent Events

On April 8, 2013, the Company announced that it had hired Kenneth A. Vecchione to replace J. Brandon Black as President and Chief Executive Officer. Mr. Black will remain on the Board through his current term and is not expected to seek re-election. Mr. Vecchione joined the Board as of April 8, 2013. As part of the transition, the Company entered into a consulting agreement with Mr. Black and an employment agreement with Mr. Vecchione. Information regarding this event is set forth on the Company’s Form 8-K filed on April 9, 2013.

On May 9, 2013, the Company exercised the remaining $180.0 million of its accordion feature and entered into the Restated Credit Agreement and amended and restated its Senior Secured Notes. The Restated Credit Amendment reset the accordion feature to $200.0 million and added new lenders. In conjunction with the amendment, the Company exercised $37.5 million of the new accordion feature. This $37.5 million exercise, when combined with the $180.0 million exercise, increased the aggregate revolving loan commitment by $217.5 million, from $595.0 million to $812.5 million, a portion of which is subject to ongoing principal amortization. Including the remaining accordion feature, the maximum amount that can be borrowed under the Credit Facility is $975.0 million.

Additionally, both amendments include, but are not limited to, the following key provisions:

•	Allow for the AACC merger discussed in Note 3 “Business Combinations”;

•	Introduce a basket to allow for investments in unrestricted subsidiaries; and

•	Increase the subordinated debt basket to $300.0 million.

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

Our Business and Operating Segments

We are a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, auto finance companies, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. In addition, through our subsidiary, Propel, we assist Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by tax liens on the property.

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

Portfolio purchasing and recovery

Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across the full extent of our operations. These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and align the accounts we purchase with our operational channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States and believe we possess one of the industry’s best collection staff retention rates.

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

Tax lien transfer

Our tax lien transfer segment focuses on the property tax financing industry. Our principal activity is originating and servicing property tax lien transfers in the state of Texas. With the property owner’s consent, we pay the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to us. We then enter into a payment agreement with the property owner, creating an affordable payment plan. Revenue from our tax lien transfer segment comprised 2% of total consolidated revenues for the three months ended March 31, 2013. Operating income from our tax lien transfer segment comprised 1% of our total consolidated operating income for the three months ended March 31, 2013.

Merger Agreement

On March 6, 2013, we and our wholly owned subsidiary, Pinnacle Sub, Inc. (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with AACC, another leading provider of debt management and recovery solutions. Pursuant to the Merger Agreement, Merger Sub will merge with and into AACC, and AACC will continue as the surviving corporation and will become our wholly owned subsidiary. The Merger Agreement has been approved by our board of directors and by the board of directors of AACC.

The transaction is expected to close in the second quarter of 2013, and is subject to, among other items, customary closing conditions and regulatory approvals. Information regarding this transaction is set forth on our Registration Statement on Form S-4, as amended, initially filed with the SEC on March 27, 2013.

We will account for the merger using the acquisition method of accounting. Under the acquisition method of accounting, the assets and liabilities of AACC will be recorded as of the closing date of the merger, at their respective fair values, and consolidated with our assets and liabilities. The results of operations of AACC will be consolidated with our results of operations beginning on the closing date of the merger.

Discontinued Operations

On May 16, 2012, we completed the sale of substantially all of the assets and certain of the liabilities of our bankruptcy servicing subsidiary Ascension Capital Group, Inc. (“Ascension”). Accordingly, Ascension’s results of operations are reflected as discontinued operations in our condensed consolidated statements of comprehensive income.

Purchases and Collections

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Credit card	$43,414	$107,935
Telecom	15,357	22,528

	$58,771	$130,463

During the three months ended March 31, 2013, we invested $58.8 million to acquire charged-off credit card and telecom portfolios, with face values aggregating $1.6 billion, for an average purchase price of 3.6% of face value. This is a $71.7 million decrease, or 55.0%, in the amount invested, compared with the $130.5 million invested during the three months ended March 31, 2012, to acquire charged-off credit card portfolios with a face value aggregating $2.9 billion, for an average purchase price of 4.5% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios.

Meaningful increases in the prices for portfolios offered for sale directly from credit issuers continued into the first quarter 2013 especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this price increase is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions which have resulted in lower volumes of charged-off accounts. We expect that pricing will remain at these elevated levels for a period of time. We believe that pricing will not decline until buyers who have paid prices that are too high recognize that they are unable to realize a profit. Should pricing trends continue in this manner, we expect to continue to adjust our purchasing strategies away from fresh portfolios, and toward portfolios in alternative asset classes or aged portfolios, where pricing is not as elevated and where we believe that our operational model allows us to maintain acceptable profit margins. Additionally, as discussed above, we entered into an agreement to purchase AACC, another leading provider of debt management and recovery solutions, including their investment in receivable portfolios. We expect this transaction to close in the second or third quarter of 2013 and for this transaction to account for a significant portion of our 2013 purchases.

Collections by Channel

We utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Collection sites	$126,562	$109,870
Legal collections	122,273	109,572
Collection agencies	21,335	11,586

	$270,170	$231,028

Gross collections increased $39.1 million, or 16.9%, to $270.2 million during the three months ended March 31, 2013, from $231.0 million during the three months ended March 31, 2012.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except per share amounts and percentages):

	Three Months Ended March 31,
	2013		2012
Revenues
Revenue from receivable portfolios, net	$140,683	97.5%	$126,405	100.0%
Net interest income — tax lien transfer	3,602	2.5%	—	0.0%

Total revenues	144,285	100.0%	126,405	100.0%

Operating expenses
Salaries and employee benefits	28,832	20.0%	22,304	17.6%
Cost of legal collections	42,258	29.3%	38,635	30.6%
Other operating expenses	13,265	9.2%	11,598	9.2%
Collection agency commissions	3,329	2.3%	3,959	3.1%
General and administrative expenses	16,342	11.3%	13,658	10.8%
Depreciation and amortization	1,846	1.3%	1,240	1.0%

Total operating expenses	105,872	73.4%	91,394	72.3%

Income from operations	38,413	26.6%	35,011	27.7%

Other (expense) income
Interest expense	(6,854)	(4.7)%	(5,515)	(4.4)%
Other income	460	0.3%	272	0.2%

Total other expense	(6,394)	(4.4)%	(5,243)	(4.2)%

Income from continuing operations before income taxes	32,019	22.2%	29,768	23.5%
Provision for income taxes	(12,571)	(8.7)%	(11,660)	(9.2)%

Income from continuing operations	19,448	13.5%	18,108	14.3%
Loss from discontinued operations, net of tax	—	0.0%	(6,702)	(5.3)%

Net income	$19,448	13.5%	$11,406	9.0%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with Generally Accepted Accounting Principles (“GAAP”), we provide certain historical non-GAAP financial information. Management believes that the presentation of such non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

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

Adjusted Income from Continuing Operations Per Share. Management believes that investors regularly rely on non-GAAP adjusted earnings and adjusted earnings per share, to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations excludes non-cash interest and issuance cost amortization, relating to our convertible notes, and acquisition related expenses, net of tax. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2013		2012
	$	Per Diluted Share	$	Per Diluted Share
GAAP income from continuing operations, as reported	$19,448	$0.80	$18,108	$0.70
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	673	0.03	—	—
Acquisition related expenses, net of tax	775	0.03	—	—

Adjusted income from continuing operations	$20,896	$0.86	$18,108	$0.70

Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, stock-based compensation expenses, portfolio amortization, and acquisition related expenses), which is materially similar to a financial measure contained in covenants used in our credit agreement, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios (in thousands):

	Three Months Ended March 31,
	2013	2012
GAAP net income, as reported	$19,448	$11,406
Adjustments:
Loss from discontinued operations, net of tax	—	6,702
Interest expense	6,854	5,515
Provision for income taxes	12,571	11,660
Depreciation and amortization	1,846	1,240
Amount applied to principal on receivable portfolios	129,487	104,603
Stock-based compensation expense	3,001	2,266
Acquisition related expenses	1,276	489

Adjusted EBITDA	$174,483	$143,881

Adjusted operating expenses. We have included information concerning adjusted operating expenses, excluding stock-based compensation expense, tax lien transfer segment operating expenses, and acquisition related expenses, in order to facilitate a comparison of approximate cash costs to cash collections for the portfolio purchasing and recovery business in the periods presented. (in thousands):

	Three Months Ended March 31,
	2013	2012
GAAP total operating expenses, as reported	$105,872	$91,394
Adjustments:
Stock-based compensation expense	(3,001)	(2,266)
Tax lien transfer segment operating expenses	(3,022)	—
Acquisition related expenses	(1,276)	(489)

Adjusted operating expenses for the portfolio purchasing and recovery business	$98,573	$88,639

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended March 31, 2013					As of March 31, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal (Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$5,611	$4,662	83.1%	$949	3.4%	$—	—
2005	2,251	233	10.4%	10	0.2%	108	5.3%
2006	2,503	1,140	45.5%	(459)	0.8%	6,415	5.1%
2007	3,378	1,554	46.0%	343	1.1%	8,966	5.1%
2008	12,114	7,031	58.0%	163	5.0%	29,395	7.1%
2009	23,232	14,695	63.3%	—	10.5%	38,683	10.9%
2010	45,224	28,392	62.8%	—	20.3%	87,624	9.5%
2011	67,236	36,348	54.1%	—	26.0%	164,466	6.5%
2012	104,172	43,295	41.6%	—	31.0%	409,360	3.1%
2013	4,449	2,327	52.3%	—	1.7%	56,508	3.8%

Total	$270,170	$139,677	51.7%	$1,006	100.0%	$801,525	5.1%

	Three Months Ended March 31, 2012					As of March 31, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal (Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,065	$6,032	85.4%	$1,033	4.8%	$—	—
2005	3,431	1,319	38.4%	(78)	1.0%	6,114	5.7%
2006	3,769	2,505	66.5%	(1,119)	2.0%	15,010	5.1%
2007	5,050	2,737	54.2%	(209)	2.2%	15,960	5.1%
2008	17,313	9,045	52.2%	—	7.1%	49,979	5.4%
2009	32,578	20,738	63.7%	—	16.3%	76,589	8.0%
2010	63,996	37,098	58.0%	—	29.3%	164,036	6.7%
2011	85,220	41,924	49.2%	—	33.1%	291,099	4.9%
2012	12,586	5,380	42.7%	—	4.2%	122,793	3.5%

Total	$231,008	$126,778	54.9%	$(373)	100.0%	$741,580	5.4%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $144.3 million during the three months ended March 31, 2013, an increase of $17.9 million, or 14.1%, compared to total revenues of $126.4 million during the three months ended March 31, 2012.

Revenue from our portfolio purchasing and recovery segment was $140.7 million during the three months ended March 31, 2013, an increase of $14.3 million, or 11.3%, compared to revenue of $126.4 million during the three months ended March 31, 2012. The increase in portfolio revenue during the three months ended March 31, 2013, was primarily the result of additional accretion revenue associated with collection over performance compared with our cash projections, resulting in increases to certain portfolio IRRs during the three months ended March 31, 2013 compared to the same periods of the prior year. Additionally, during the three months ended March 31, 2013, we recorded a net portfolio allowance reversal of $1.0 million, compared to a net portfolio allowance provision of $0.4 million during the three months ended March 31, 2012.

Net interest income from our tax lien transfer segment was $3.6 million for the three months ended March 31, 2012.

Operating Expenses

Total operating expenses were $105.9 million during the three months ended March 31, 2013, an increase of $14.5 million, or 15.8%, compared to total operating expenses of $91.4 million during the three months ended March 31, 2012.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Salaries and employee benefits increased $6.5 million, or 29.3%, to $28.8 million during the three months ended March 31, 2013, from $22.3 million during the three months ended March 31, 2012. The increase was primarily the result of increases in headcount and related compensation expense to support the growth in our portfolio purchasing and recovery business and the acquisition of Propel. The increase was also attributable to higher stock-based compensation expenses of $0.7 million. Salaries and employee benefits related to our internal legal channel were approximately $2.8 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Salaries and employee benefits:
Portfolio purchasing and recovery	$27,414	$22,304
Tax lien transfer	1,418	—

	$28,832	$22,304

Cost of legal collections – Portfolio purchasing and recovery

The cost of legal collections increased $3.7 million, or 9.4%, to $42.3 million during the three months ended March 31, 2013, compared to $38.6 million during the three months ended March 31, 2012. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $12.7 million, or 11.6%, in gross collections through our legal channel. Gross legal collections were $122.3 million during the three months ended March 31, 2013, up from $109.6 million collected during the three months ended March 31, 2012. The cost of legal collections, decreased as a percentage of gross collections through this channel to 34.6% during the three months ended March 31, 2013 from 35.3% during the same period in the prior year. This decrease was primarily due to increased collections in our internal legal channel for which we do not pay a commission.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
Collections:
Collections – legal outsourcing	$112,642	92.1%	$106,702	97.4%
Collections – internal legal	9,631	7.9%	2,870	2.6%

Total collections – legal networks	$122,273	100.0%	$109,572	100.0%

Costs:
Commissions – legal outsourcing	$28,810	25.6%	$27,567	25.8%
Court cost expense – legal outsourcing (1)	10,015		9,247
Court cost expense – internal legal (1)	2,515		1,242
Other(2)	918		579

Total direct costs – legal networks	$42,258	34.6%	$38,635	35.3%

(1)

We advance certain out-of-pocket court costs and capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist of costs related to counter claims and legal network subscription fees.

Other operating expenses

Other operating expenses increased $1.7 million, or 14.4%, to $13.3 million during the three months ended March 31, 2013, from $11.6 million during the three months ended March 31, 2012. The increase was primarily the result of Propel other operating expenses of $0.9 million, an increase of $0.3 million in direct mail campaign expenses, an increase of $0.3 million in telephone expenses, and a net increase in various other operating expenses of $0.2 million, primarily to support our growth.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Other operating expenses:
Portfolio purchasing and recovery	$12,380	$11,598
Tax lien transfer	885	—

	$13,265	$11,598

Collection agency commissions – Portfolio purchasing and recovery

During the three months ended March 31, 2013, we incurred $3.3 million in commissions to third party collection agencies, or 15.6% of the related gross collections of $21.3 million, compared to $4.0 million in commissions, or 34.2%, of the related gross collections of $11.6 million, during the three months ended March 31, 2012. During the three months ended March 31, 2013, we experienced an increase in collection agency collections as a result of increased purchases of bankruptcy portfolios, which are primarily serviced by an outside service provider. During the period, the commission rate decreased as compared to the prior year due to bankruptcy commission rates being lower than commission rates on non-bankruptcy portfolios.

General and administrative expenses

General and administrative expenses increased $2.7 million, or 19.7%, to $16.3 million during the three months ended March 31, 2013, from $13.7 million during the three months ended March 31, 2012. The increase was primarily the result of acquisition related costs of $1.3 million, an increase in IT consulting and other IT expenses of $2.1 million, general and administrative expenses related to Propel of $0.7 million, and a net increase in other general and administrative expenses of $0.7 million. The increase was offset by a reduction in corporate settlement expense of $2.0 million.

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
General and administrative expenses:
Portfolio purchasing and recovery	$15,623	$13,658
Tax lien transfer	719	—

	$16,342	$13,658

Depreciation and amortization

Depreciation and amortization expense increased $0.6 million, or 48.9%, to $1.8 million during the three months ended March 31, 2013, from $1.2 million during the three months ended March 31, 2012. The increase during the three months ended March 31, 2013 was primarily related to increased depreciation expense resulting from our acquisition of fixed assets in recent periods.

Cost per Dollar Collected – Portfolio purchasing and recovery

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended March 31,
	2013				2012
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites(1)	$126,562	$7,243	5.7%	2.7%	$109,870	$6,476	5.9%	2.8%
Legal outsourcing	112,642	39,590	35.1%	14.7%	106,702	37,345	35.0%	16.1%
Internal legal	9,631	2,668	27.7%	1.0%	2,870	1,290	44.9%	0.6%
Collection agency outsourcing	21,335	3,329	15.6%	1.2%	11,586	3,959	34.2%	1.7%
Other indirect costs(2)	—	45,743	—	16.9%	—	39,569	—	17.2%

Total	$270,170	$98,573(3)		36.5%	$231,028	$88,639(3)		38.4%

(1)	Cost in collection sites represents only account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)

Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization. Included in other indirect costs were costs related to our internal legal channel of approximately $4.1 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.

(3)

Represents all operating expenses, excluding stock-based compensation expense, tax lien transfer segment operating expenses, and acquisition related expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the “Non-GAAP Disclosure” section for further details.

During the three months ended March 31, 2013, cost per dollar collected decreased by 190 basis points to 36.5% of gross collections from 38.4% of gross collections during the three months ended March 31, 2012. This decrease was due to several factors, including:

•

The cost of legal collections through our legal outsourcing channel, as a percentage of total collections, decreased to 14.7% during the three months ended March 31, 2013, from 16.1% during the three months ended March 31, 2012 and, as a percentage of channel collections, remained relatively consistent compared to the same period of 2012. The decrease in cost of total collections through our legal outsourcing channel was primarily due to legal outsourcing collections decreasing as a percentage of total collections as collections from our internal legal channel continue to increase.

•

The cost of legal collections through our internal legal channel, as a percentage of total collections, increased to 1.0% during the three months ended March 31, 2013, from 0.6% during the three months ended March 31, 2012 and, as a percentage of channel collections, decreased to 27.7% during the three months ended March 31, 2013, from 44.9% during the three months ended March 31, 2012. The increase in cost of total collections through our internal legal channel was primarily due to increased collections from this channel as a percentage of total collections. The decrease in cost of channel collections was primarily due to increased productivity as we continue to ramp up our internal legal platform.

•

The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections, decreased slightly to 2.7% during the three months ended March 31, 2013, from 2.8% during the three months ended March 31, 2012 and, as a percentage of our site collections, decreased to 5.7% from 5.9%. These decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

•

Collection agency commissions, as a percentage of total collections, decreased to 1.2% during the three months ended March 31, 2013, from 1.7% during the same period in the prior year. Our collection agency commission rate decreased to 15.6% during the three months ended March 31, 2013, from 34.2% during the same period in the prior year. During the three months ended March 31, 2013, we experienced an increase in collection agency collections as a result of increased purchases of bankruptcy portfolios, which are primarily serviced by an outside service provider. During the same period, the commission rate decreased as compared to the prior year, due to bankruptcy commission rates being lower than commission rates on non-bankruptcy portfolios.

•

Other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, decreased 30 basis points, to 16.9% for the three months ended March 31, 2013, from 17.2% for the three months ended March 31, 2012. These costs include non-collection site salaries and employee benefits, internal legal salaries and other internal legal operating expenses, general and administrative expenses, other operating expenses, and depreciation and amortization. This decrease was due to collections growth outpacing the increase in other indirect costs.

Interest Expense – Portfolio purchasing and recovery

Interest expense increased $1.3 million, or 24.3%, to $6.9 million during the three months ended March 31, 2013, from $5.5 million during the three months ended March 31, 2012.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Stated interest on debt obligations	$5,477	$5,049	$428	8.5%
Amortization of loan fees and other loan costs	770	466	304	65.2%
Amortization of debt discount—convertible notes	607	—	607	—

Total interest expense	$6,854	$5,515	$1,339	24.3%

The increase in interest expense was primarily due to higher outstanding debt balances and increased amortization of debt discount and loan fees related to the $115.0 million convertible notes we issued in November and December 2012.

Provision for Income Taxes

During the three months ended March 31, 2013, we recorded an income tax provision of $12.6 million, reflecting an effective rate of 39.3% of pretax income from continuing operations. The effective tax rate for the three months ended March 31, 2013 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), and a blended provision for state taxes of 6.6%.

During the three months ended March 31, 2012, we recorded an income tax provision of $11.7 million, reflecting an effective rate of 39.2% of pretax income from continuing operations. The effective tax rate for the three months ended March 31, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%) and provision for state taxes of 6.5%.

Supplemental Performance Data – Portfolio purchasing and recovery

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2013
		<2007	2007	2008	2009	2010	2011	2012	2013	Total(2)	CCM(3)
Charged-off consumer receivables:
<2006	$578,054(4)	$1,334,922	$194,411	$113,239	$70,095	$47,196	$33,831	$24,130	$5,043	$1,822,867	3.2
2006	141,027	42,354	92,265	70,743	44,553	26,201	18,306	12,825	2,553	309,800	2.2
2007	204,066	—	68,048	145,272	111,117	70,572	44,035	29,619	5,746	474,409	2.3
2008	227,785	—	—	69,049	165,164	127,799	87,850	59,507	12,178	521,547	2.3
2009	253,319	—	—	—	96,529	206,773	164,605	111,569	23,273	602,749	2.4
2010	346,105	—	—	—	—	125,465	284,541	215,088	43,731	668,825	1.9
2011	382,869	—	—	—	—	—	122,224	300,536	67,218	489,978	1.3
2012	477,078	—	—	—	—	—	—	186,472	95,750	282,222	0.6
2013	58,636	—	—	—	—	—	—	—	4,450	4,450	0.1

Subtotal	$2,668,939	$1,377,276	$354,724	$398,303	$487,458	$604,006	$755,392	$939,746	$259,942	$5,176,847	1.9

Purchased bankruptcy receivables:
2010	$11,975	$—	$—	$—	$—	$388	$4,247	$5,598	$1,504	$11,737	1.0
2011	1,644	—	—	—	—	—	1,372	1,413	302	3,087	1.9
2012	83,705	—	—	—	—	—	—	1,249	8,422	9,671	0.1

Subtotal	$97,324	$—	$—	$—	$—	$388	$5,619	$8,260	$10,228	$24,495	0.3

Total	$2,766,263	$1,377,276	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$270,170	$5,201,342	1.9

(1)

Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2013, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2013—collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
<2006	$578,054	$1,822,867	$8,025	$1,830,892	3.2
2006	141,027	309,800	12,803	322,603	2.3
2007	204,066	474,409	31,468	505,877	2.5
2008	227,785	521,547	71,845	593,392	2.6
2009	253,319	602,749	145,048	747,797	3.0
2010	346,105	668,825	298,392	967,217	2.8
2011	382,869	489,978	448,267	938,245	2.5
2012	477,078	282,222	672,582	954,804	2.0
2013	58,636	4,450	121,129	125,579	2.1

Subtotal	$2,668,939	$5,176,847	$1,809,559	$6,986,406	2.6

Purchased bankruptcy receivables:
2010	$11,975	$11,737	$11,307	$23,044	1.9
2011	1,644	3,087	1,025	4,112	2.5
2012	83,705	9,671	88,764	98,435	1.2

Subtotal	$97,324	$24,495	$101,096	$125,591	1.3

Total	$2,766,263	$5,201,342	$1,910,655	$7,111,997	2.6

(1)	Adjusted for Put-Backs and Recalls.
(2)	Cumulative collections from inception through March 31, 2013, excluding collections on behalf of others.
(3)	Estimated remaining collections for charged off consumer receivables includes $100.8 million related to accounts that converted to bankruptcy after purchase.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	>2022	Total
Charged-off consumer receivables:
<2006	$3,326	$3,625	$1,074	$—	$—	$—	$—	$—	$—	$—	$8,025
2006	5,897	4,392	1,780	734	—	—	—	—	—	—	12,803
2007	12,713	9,149	4,694	3,592	1,320	—	—	—	—	—	31,468
2008	26,037	22,064	11,941	6,461	3,820	1,522	—	—	—	—	71,845
2009	42,655	43,521	26,426	16,069	8,941	5,323	2,113	—	—	—	145,048
2010	82,389	83,432	56,915	34,029	21,490	10,461	6,821	2,855	—	—	298,392
2011	124,343	123,975	83,319	51,137	29,428	17,341	9,582	6,483	2,659	—	448,267
2012	177,525	191,081	121,884	73,541	43,596	25,615	18,673	10,675	7,559	2,433	672,582
2013	28,650	40,007	24,852	12,637	6,758	4,035	2,519	915	434	322	121,129

Subtotal	$503,535	$521,246	$332,885	$198,200	$115,353	$64,297	$39,708	$20,928	$10,652	$2,755	$1,809,559

Purchased bankruptcy receivables:
2010	$4,048	$4,021	$2,533	$705	$—	$—	$—	$—	$—	$—	$11,307
2011	663	247	68	43	4	—	—	—	—	—	1,025
2012	20,161	25,088	20,605	13,201	7,365	2,344	—	—	—	—	88,764

Subtotal	$24,872	$29,356	$23,206	$13,949	$7,369	$2,344	$—	$—	$—	$—	$101,096

Total	$528,407	$550,602	$356,091	$212,149	$122,722	$66,641	$39,708	$20,928	$10,652	$2,755	$1,910,655

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond our collection forecasts.
(2)	Estimated remaining collections for charged off consumer receivables includes $100.8 million related to accounts that converted to bankruptcy after purchase.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2013	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
2005	$108	$192,585	0.1%	0.0%
2006	6,415	141,027	4.5%	0.9%
2007	8,966	204,066	4.4%	1.2%
2008	29,395	227,785	12.9%	4.0%
2009	38,683	253,319	15.3%	5.4%
2010	81,289	346,105	23.5%	11.3%
2011	164,323	382,869	42.9%	22.9%
2012	333,243	477,078	69.9%	46.4%
2013	56,508	58,636	96.4%	7.9%

Subtotal	$718,930	$2,283,470	31.5%	100.0%

Purchased bankruptcy receivables:
2010	$6,335	$11,975	52.9%	7.6%
2011	143	1,644	8.7%	0.2%
2012	76,117	83,705	90.9%	92.2%

Subtotal	$82,595	$97,324	84.9%	100.0%

Total	$801,525	$2,380,794	33.7%	100.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended March 31, 2013
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$873,119
Purchases of receivable portfolios	58,771	—	58,771
Gross collections(1)	(264,543)	(5,627)	(270,170)
Put-backs and recalls	(878)	—	(878)
Revenue recognized	135,015	4,662	139,677
Portfolio allowance reversals, net	41	965	1,006

Balance, end of period	$801,525	$—	$801,525

Revenue as a percentage of collections(2)	51.0%	82.9%	51.7%

	Three Months Ended March 31, 2012
	Accrual Basis Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$716,454
Purchases of receivable portfolios	130,463	—	130,463
Gross collections(1)	(223,943)	(7,065)	(231,008)
Put-backs and recalls	(734)	—	(734)
Revenue recognized	120,746	6,032	126,778
(Portfolio allowances) portfolio allowance reversals, net	(1,406)	1,033	(373)

Balance, end of period	$741,580	$—	$741,580

Revenue as a percentage of collections(2)	53.9%	85.4%	54.9%

(1)	Does not include amounts collected on behalf of others.
(2)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of March 31, 2013, we had $801.5 million in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Year Ended December 31,	Charged-off Consumer Receivables	Purchased Bankruptcy Receivables	Total Amortization
2013(1)	$176,646	$17,764	$194,410
2014	204,294	23,176	227,470
2015	144,498	19,865	164,363
2016	92,464	12,600	105,064
2017	60,647	6,892	67,539
2018	29,266	2,297	31,563
2019	10,795	—	10,795
2020	321	—	321

Total	$718,931	$82,594	$801,525

(1)	2013 amount consists of nine months data from April 1, 2013 to December 31, 2013.

Legal Outsourcing Costs as a Percentage of Gross Collections by Year of Collection

The following table summarizes our legal outsourcing court cost expense and commissions as a percentage of gross collections by year of collection:

	Collection Year
Placement Year	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Cumulative Average
2003	41.7%	39.2%	35.2%	33.4%	31.0%	32.0%	32.9%	33.2%	31.3%	34.0%	33.7%	36.9%
2004	—	41.7%	39.8%	35.7%	32.4%	32.8%	33.2%	34.6%	32.2%	33.7%	33.0%	38.0%
2005	—	—	46.1%	40.6%	32.6%	32.1%	32.3%	34.0%	32.5%	32.4%	32.4%	38.4%
2006	—	—	—	54.9%	41.0%	32.8%	30.5%	33.5%	32.7%	32.0%	32.3%	39.5%
2007	—	—	—	—	64.8%	43.5%	31.3%	32.2%	32.5%	32.3%	32.7%	42.1%
2008	—	—	—	—	—	69.7%	43.0%	33.1%	31.4%	30.2%	30.5%	41.9%
2009	—	—	—	—	—	—	69.7%	41.4%	31.1%	28.6%	29.2%	41.3%
2010	—	—	—	—	—	—	—	72.5%	39.1%	29.2%	29.4%	41.4%
2011	—	—	—	—	—	—	—	—	64.5%	33.2%	27.8%	41.5%
2012	—	—	—	—	—	—	—	—	—	56.4%	39.5%	50.0%
2013	—	—	—	—	—	—	—	—	—	—	76.4%	76.4%

Headcount by Function by Site

The following table summarizes our headcount by function by site:

	Headcount as of March 31,
	2013		2012
	Domestic	International	Domestic	International
General & Administrative	610	600	473	367
Account Manager	180	1,399	213	1,165
Bankruptcy Specialist	—	—	94	83

	790	1,999	780	1,615

Gross Collections by Account Manager

The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended March 31,
	2013	2012
Gross collections—collection sites	$126,562	$109,870
Average active account managers	1,589	1,239
Collections per average active account manager(1)	$79.6	$88.7

(1)

The decrease in collections per average active account manager is primarily driven by short-term ramp up cost as part of our long-term strategy in developing lower cost-to-collect international call centers, including our near-shore call center in Costa Rica. As we ramped up headcount in our international call centers, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers become experienced, we expect productivity to move back towards previous levels.

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended March 31,
	2013	2012
Gross collections—collection sites	$126,562	$109,870
Total hours paid	728	544
Collections per hour paid(1)	$173.8	$202.0

(1)

The decrease in collections per hour paid is primarily driven by short-term ramp up cost as part of our long-term strategy in developing lower cost-to-collect international call centers, including our near-shore call center in Costa Rica. As we ramped up headcount in our international call centers, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers become experienced, we expect productivity to move back towards previous levels.

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012
Gross collections—collection sites	$126,562	$109,870
Direct cost(1)	$7,243	$6,476
Cost per dollar collected	5.7%	5.9%

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended March 31,
	2013	2012
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$7,243	$6,476
Non-collection site salaries and employee benefits(2)	17,170	13,562

Subtotal	24,413	20,038
Tax lien transfer	1,418	—

	$25,831	$20,038

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)	Includes internal legal channel salaries and employee benefits of $2.8 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2010	839	$2,112,332	$81,632
Q2 2010	1,002	2,245,713	83,336
Q3 2010	1,101	2,616,678	77,889
Q4 2010	1,206	3,882,646	119,100
Q1 2011	1,243	2,895,805	90,675
Q2 2011	1,477	2,998,564	93,701
Q3 2011	1,633	2,025,024	65,731
Q4 2011	2,776	3,782,595	136,743
Q1 2012	2,132	2,902,409	130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771

Liquidity and Capital Resources

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, convertible debt offerings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$23,693	$27,103
Net cash provided by (used in) investing activities	54,651	(27,054)
Net cash (used in) provided by financing activities	(65,950)	7,350

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Credit Agreement. All of our tax lien transfers are funded with cash from Propel operations and borrowings under the Propel Facility. See Note 12 “Debt” to our consolidated financial statements for a further discussion of our debt.

On May 9, 2013, we exercised the remaining $180.0 million of our accordion feature and entered into an amendment to our Credit Facility, restating the Credit Facility in its entirety (the “Restated Credit Agreement”). The Restated Credit Amendment reset the accordion feature to $200.0 million and added new lenders. In conjunction with the amendment, we exercised $37.5 million of the new accordion feature. This $37.5 million exercise, when combined with the $180.0 million exercise, increased the aggregate revolving loan commitment by $217.5 million, from $595.0 million to $812.5 million, a portion of which is subject to ongoing principal amortization. Including the remaining accordion feature, the maximum amount that can be borrowed under the Credit Facility is $975.0 million. See Note 19 “Subsequent Events” to our consolidated financial statements for additional information.

Share Repurchase Program

Subject to compliance with the Credit Agreement, we were authorized by our Board of Directors to repurchase up to $50.0 million of Encore’s common stock. We repurchased the entire $50.0 million of common stock authorized under this program during the fourth quarter of 2012 and in January 2013.

Operating Cash Flows

Net cash provided by operating activities was $23.7 million and $27.1 million during the three months ended March 31, 2013 and 2012, respectively.

Cash provided by operating activities during the three months ended March 31, 2013, was primarily related to net income of $19.4 million and various non-cash add backs in operating activities and changes in operating assets and liabilities. Cash provided by operating activities during the three months ended March 31, 2012, was primarily related to net income of $11.4 million and a $10.3 million non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension, our bankruptcy servicing reporting unit.

Investing Cash Flows

Net cash provided by investing activities was $54.7 million during the three months ended March 31, 2013. Net cash used in investing activities was $27.1 million during the three months ended March 31, 2012.

The cash flows provided by investing activities during the three months ended March 31, 2013, were primarily related to gross collection proceeds applied to the principal of our receivable portfolios in the amount of $130.5 million, collections applied to our property tax payment agreements receivable of $11.8 million, offset by receivable portfolio purchases of $58.8 million and originations of property tax payment agreements receivable of $27.4 million. The cash flows used in investing activities during the three months ended March 31, 2012, were primarily related to receivable portfolio purchases of $130.5 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $104.2 million.

Capital expenditures for fixed assets acquired with internal cash flow were $2.3 million and $1.6 million for three months ended March 31, 2013 and 2012, respectively.

Financing Cash Flows

Net cash used in financing activities was $66.0 million during the three months ended March 31, 2013. Net cash provided by financing activities was $7.4 million during the three months ended March 31, 2012.

The cash used in financing activities during the three months ended March 31, 2013, reflects $91.8 million in repayments of amounts outstanding under our Credit Agreement, $2.5 million in repayment of our Senior Secured Notes, offset by $33.7 million in borrowings under our Credit Agreement. The cash provided by financing activities during the three months ended March 31, 2012, reflects $43.5 million in borrowings under our Credit Agreement, offset by $34.5 million in repayments of amounts outstanding under our Credit Agreement.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $29.9 million as of March 31, 2013, our access to capital markets, and availability under our credit facilities.

Our future cash needs will depend on our acquisitions of portfolios and businesses, including the merger with AACC. We expect to use cash and borrowings under our Credit Agreement to fund the merger with AACC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. At March 31, 2013, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest Rate. At March 31, 2013, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of our subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. The dollar amount of damages originally sought in the case was an unspecified amount in excess of $25,000. On August 12, 2011, the court issued an order granting final approval to the parties agreed upon settlement of this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, and dismissed the cases against the Midland Defendants with prejudice. That order was subsequently appealed by certain objectors to the settlement, and on February 26, 2013, the Court of Appeals for the Sixth Circuit reversed the district court’s order approving the settlement, vacated the judgment certifying a nationwide settlement class, and remanded the case back to the Northern District of Ohio for further proceedings consistent with the Sixth Circuit’s ruling, where it remains pending.

On March 8, 2013, March 19, 2013 and March 20, 2013, three actions entitled Shell v. Asset Acceptance Capital Corp., et. al., Neumann v. Asset Acceptance Capital Corp., et. al., and Jaluka v. Asset Acceptance Capital Corp. et. al., respectively, were filed in the Macomb County Circuit Court of the State of Michigan. On April 19, 2013, a fourth action entitled Dix v. Asset Acceptance Capital Corp. et al was filed in the Court of Chancery of the State of Delaware. These actions were brought by purported stockholders of Asset Acceptance Capital Corporation (“AACC”) against us, AACC, and certain other named entities and individuals, and allege, among other things, that we have aided and abetted AACC’s directors in breaching their fiduciary duties of care, loyalty and candor or disclosure owed to AACC stockholders. Plaintiffs in the actions seek, among other things, injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. The plaintiffs have not specified the dollar amount of damages sought in each action.

Except as set forth above, there has been no material development in any of the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments, or settlements. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We continuously assess the potential liability related to our pending litigation and revise our estimates when additional information becomes available. As of March 31, 2013, we have no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to our financial statements or an estimate cannot yet be determined. Our legal costs are recorded to expense as incurred.

Item 1A–Risk Factors

There is no material change in the information reported under “Part I—Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and “Part II, Item 1A—Risk Factors” in our subsequent quarterly reports on Form 10-Q with the exception of the following:

Failure to complete the merger with AACC could negatively impact the market price of our common stock and our future business and financial results.

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•         we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, filing, financial advisor and printing fees;

•        we would not realize the expected benefits of the merger;

•        matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from third-party affiliates and employees. We could also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the merger agreement.

We may fail to realize the anticipated benefits of the merger with AACC.

The success of the merger will depend on, among other things, our ability to realize anticipated cost savings and to combine our business and AACC’s business in a manner that does not materially disrupt the existing business relationships of either company nor result in decreased revenues from any disruption in our business operations. The success of the merger will also depend upon the integration of employees, systems, operating procedures and information technologies, as well as the retention of key employees. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected, and any such events could adversely affect the value of our common stock.

Our business and AACC’s business will operate as independent businesses until the completion of the merger. It is possible that the integration process could result in the loss of key employees, the disruption of AACC’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with our third-party vendors and employees or to achieve the anticipated benefits of the merger.

Unanticipated costs relating to the merger with AACC could reduce our future earnings per share.

We believe that we have reasonably estimated the likely costs of integrating our operations with that of AACC, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs, such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the earnings per share of our common stock could be less than they would have been if the merger had not been completed.

If the merger with AACC is consummated, we will incur additional debt to finance the cash portion of the merger consideration.

In connection with the merger, we will borrow up to $381.7 million under our revolving credit facility. This additional indebtedness could have important consequences to our business, including increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities.

Item 2–Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit facilities contain restrictions and covenants, which limit, among other things, the payment of dividends.

Item 6. Exhibits

2.1	Agreement and Plan of Merger dated March 6, 2013, by and among Encore Capital Group, Inc., Pinnacle Sub, Inc. and Asset Acceptance Capital Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2013).

10.1+	Transition and consulting letter agreement, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2013).

10.2+	Employment offer letter, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2013).

10.3	Amendment No. 1 and Limited Waiver, dated May 9, 2013, to Amended and Restated Credit Agreement, dated as of November 5, 2012, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (filed herewith).

10.4	Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.*

+	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: May 9, 2013

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated March 6, 2013, by and among Encore Capital Group, Inc., Pinnacle Sub, Inc. and Asset Acceptance Capital Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2013).

10.1+	Transition and consulting letter agreement, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2013).

10.2+	Employment offer letter, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2013).

10.3

Amendment No. 1 and Limited Waiver, dated May 9, 2013, to Amended and Restated Credit Agreement, dated as of November 5, 2012, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (filed herewith).

10.4

Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.*

+	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.