Form 10-Q
period 2013-06-30
ENCORE CAPITAL GROUP INC
filed 2013-08-08
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Common Stock, $0.01 par value	25,252,071 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$222,171	$17,510
Investment in receivable portfolios, net	1,096,698	873,119
Deferred court costs, net	40,056	35,407
Receivables secured by property tax liens, net	198,065	135,100
Property and equipment, net	36,788	23,223
Other assets	91,881	31,535
Goodwill	119,788	55,446

Total assets	$1,805,447	$1,171,340

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$76,846	$45,450
Deferred tax liabilities, net	104,303	8,236
Debt	1,107,659	706,036
Other liabilities	6,269	5,802

Total liabilities	1,295,077	765,524

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,252 shares and 23,191 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	253	232
Additional paid-in capital	163,753	88,029
Accumulated earnings	349,789	319,329
Accumulated other comprehensive loss	(3,425)	(1,774)

Total stockholders’ equity	510,370	405,816

Total liabilities and stockholders’ equity	$1,805,447	$1,171,340

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Revenue from receivable portfolios, net	$152,024	$138,731	$292,707	$265,136
Other revenue	380	183	681	188
Interest income – tax lien business	5,051	2,982	9,766	2,982
Interest expense – tax lien business	(1,334)	(650)	(2,447)	(650)

Net interest income – tax lien business	3,717	2,332	7,319	2,332

Total revenues	156,121	141,246	300,707	267,656

Operating expenses
Salaries and employee benefits	32,969	25,190	61,801	47,494
Cost of legal collections	44,483	41,024	86,741	79,659
Other operating expenses	13,797	12,427	27,062	24,025
Collection agency commissions	5,230	4,166	8,559	8,125
General and administrative expenses	27,601	18,582	43,943	32,240
Depreciation and amortization	2,158	1,420	4,004	2,660

Total operating expenses	126,238	102,809	232,110	194,203

Income from operations	29,883	38,437	68,597	73,453

Other (expense) income
Interest expense	(7,482)	(6,497)	(14,336)	(12,012)
Other (expense) income	(4,122)	(106)	(3,963)	161

Total other expense	(11,604)	(6,603)	(18,299)	(11,851)

Income from continuing operations before income taxes	18,279	31,834	50,298	61,602
Provision for income taxes	(7,267)	(12,846)	(19,838)	(24,506)

Income from continuing operations	11,012	18,988	30,460	37,096
Loss from discontinued operations, net of tax	—	(2,392)	—	(9,094)

Net income	$11,012	$16,596	$30,460	$28,002

Weighted average shares outstanding:
Basic	23,966	24,919	23,707	24,850
Diluted	24,855	25,825	24,652	25,822
Basic earnings (loss) per share from:
Continuing operations	$0.46	$0.76	$1.28	$1.49
Discontinued operations	$—	$(0.09)	$—	$(0.36)

Net basic earnings per share	$0.46	$0.67	$1.28	$1.13

Diluted earnings (loss) per share from:
Continuing operations	$0.44	$0.74	$1.24	$1.44
Discontinued operations	$—	$(0.10)	$—	$(0.36)

Net diluted earnings per share	$0.44	$0.64	$1.24	$1.08

Other comprehensive loss:
Unrealized loss on derivative instruments, net of tax	(1,574)	(1,790)	(954)	(1,108)
Unrealized loss on foreign currency translation, net of tax	(583)	—	(697)	—

Other comprehensive loss, net of tax	(2,157)	(1,790)	(1,651)	(1,108)

Comprehensive income	$8,855	$14,806	$28,809	$26,894

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Equity
	Shares	Par	Capital	Earnings	Loss
Balance at December 31, 2012	23,191	$232	$88,029	$319,329	$(1,774)	$405,816
Net income	—	—	—	30,460	—	30,460
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(954)	(954)
Unrealized loss on foreign currency translation adjustments, net of tax	—	—	—	—	(697)	(697)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	413	4	(6,065)	—	—	(6,061)
Repurchase of common stock	(24)	—	(729)	—	—	(729)
Issuance of common stock	1,672	17	62,335	—	—	62,352
Stock-based compensation	—	—	5,180	—	—	5,180
Issuance of convertible notes	—	—	26,850	—	—	26,850
Purchase of convertible hedge	—	—	(15,750)	—	—	(15,750)
Tax benefit related to stock-based compensation	—	—	3,749	—	—	3,749
Tax benefit related to convertible notes, net	—	—	154	—	—	154

Balance at June 30, 2013	25,252	$253	$163,753	$349,789	$(3,425)	$510,370

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$30,460	$28,002
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,004	2,660
Impairment charge for goodwill and identifiable intangible assets	—	10,400
Amortization of loan costs and premium on receivables secured by tax liens	3,550	1,210
Stock-based compensation expense	5,180	4,805
Recognized loss on termination of derivative contract	3,630	—
Deferred income taxes	(3,297)	89
Excess tax benefit from stock-based payment arrangements	(3,848)	(1,689)
Loss on sale of discontinued operations	—	2,416
Reversal for allowances on receivable portfolios, net	(4,680)	(789)
Changes in operating assets and liabilities, net of effects of acquisition
Other assets	(8,502)	298
Deferred court costs	1,492	(1,664)
Prepaid income tax and income taxes payable	(19,559)	(6,455)
Accounts payable, accrued liabilities and other liabilities	2,821	5,322

Net cash provided by operating activities	11,251	44,605

Investing activities:
Cash paid for acquisition, net of cash acquired	(293,329)	(185,990)
Purchases of receivable portfolios	(100,650)	(361,446)
Collections applied to investment in receivable portfolios	260,531	207,205
Proceeds from put-backs of receivable portfolios	2,454	1,625
Originations and purchases of receivables secured by tax liens	(87,961)	(14,072)
Collections applied to receivables secured by tax liens	27,097	7,467
Payment on termination of derivative contract	(3,630)	—
Purchases of property and equipment	(5,335)	(2,595)
Purchases of intangible assets	(1,900)	—

Net cash used in investing activities	(202,723)	(347,806)

Financing activities:
Payment of loan costs	(11,846)	(1,619)
Repayment of senior secured notes	(6,250)	—
Proceeds from credit facilities	514,065	383,399
Repayment of credit facilities	(228,175)	(70,500)
Proceeds from issuance of convertible senior notes	150,000	—
Payment of convertible hedge transactions	(15,750)	—
Repurchase of common stock	(729)	—
Proceeds from exercise of stock options	2,359	2,583
Taxes paid related to net share settlement of equity awards	(8,420)	(2,177)
Excess tax benefit from stock-based payment arrangements	3,848	1,689
Repayment of capital lease obligations	(2,969)	(3,207)

Net cash provided by financing activities	396,133	310,168

Net increase in cash and cash equivalents	204,661	6,967
Cash and cash equivalents, beginning of period	17,510	8,047

Cash and cash equivalents, end of period	$222,171	$15,014

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,537	$11,075
Cash paid for income taxes	40,513	23,108
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	1,189	2,779

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by the existing tax liens on the property, and acquires tax lien certificates directly from taxing authorities outside of Texas.

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

Tax Lien Business

Propel’s principal activities are the acquisition and servicing of residential and commercial tax liens secured by a lien on the underlying real property. This lien takes priority over most other liens. By funding tax liens, Propel provides state and local taxing authorities and governments with much needed tax revenue. To the extent permitted by local law, Propel works with property owners to structure affordable payment plans designed to allow them to keep their property while paying their tax obligation over time. Propel maintains a foreclosure rate of less than one-half of one percent.

Propel’s receivables secured by property tax liens include tax lien transfers (“TLTs”) and tax lien certificates (“TLCs”). With TLTs, property owners choose to transfer their tax liens to Propel in order to pay their tax lien obligations over time and at a lower interest rate than is being assessed by the tax authority. TLTs provide property owners with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases TLCs directly from taxing authorities, securing rights to future property tax payments, interest and penalties. In most cases, TLCs continue to be serviced by the taxing authority. When the taxing authority is paid, it repays the Company the outstanding balance of the lien plus interest, which is negotiated at the time of the purchase.

Financial Statement Preparation and Presentation

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

Basis of Consolidation

Encore is a Delaware holding company whose principal assets are its investments in various wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On July 1, 2013, the Company completed its acquisition (the “Cabot Acquisition”) of 50.1% of the equity interest in Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), the indirect holding company of U.K. and Ireland based Cabot Credit Management Limited (“Cabot”), from an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”). Through its acquisition of Janus Holdings the Company’s equity ownership of Cabot currently amounts to 41.7%, after reflecting the ownership of Cabot’s management team. Encore’s equity interest will automatically increase to approximately 42.8% by June 2014, following the redemption or conversion of certain Bridge Preferred Equity Certificates. The Company holds a controlling interest in Janus Holdings and will consolidate the financial results and financial position of the consolidated group. The Company’s condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 do not include the results of operations of Janus Holdings, because the Cabot Acquisition was not completed until July 1, 2013. For additional information relating to the Cabot Acquisition, please refer to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2013 and July 8, 2013.

On June 13, 2013, the Company completed its merger (the “AACC Merger”) with Asset Acceptance Capital Corp. (“AACC”). The condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 include the results of operations of AACC only since the closing date of the AACC Merger. For additional information relating to the AACC Merger, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on March 6, 2013 and June 17, 2013.

On May 8, 2012, the Company completed its acquisition of Propel, BNC Retax, LLC, RioProp Ventures, LLC, and certain related affiliates (collectively, the “Propel Entities”). The condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 include the results of operations of Propel only since the closing date of the acquisition. For additional acquisition related information relating to the Propel Entities, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2012.

Reclassifications

Certain immaterial amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Note 2: Discontinued Operations

On May 16, 2012, the Company completed the sale of substantially all of the assets and certain of the liabilities of its bankruptcy servicing subsidiary, Ascension Capital Group, Inc. (“Ascension”), to a subsidiary of American InfoSource, L.P. (“AIS”). As part of the sale, the Company agreed to fund certain agreed-upon operating losses in the first year of AIS’ ownership of the Ascension business, not to exceed $4.0 million. If the Ascension business becomes profitable under AIS’ ownership, the Company will be paid an earn-out equal to 40% of Ascension’s EBITDA for the first five years commencing May 16, 2012. The Company received no proceeds from the sale and recognized the entire $4.0 million loss contingency during the second quarter of 2012. Additionally, the Company did not receive any earn-out from AIS during the first year subsequent to the sale.

The Company performed an interim goodwill impairment test for Ascension as of March 31, 2012 and concluded that the entire goodwill balance relating to Ascension of $9.9 million was impaired. Additionally, the Company wrote-off the remaining identifiable intangible assets of approximately $0.4 million relating to Ascension as of March 31, 2012.

Ascension’s operations are presented as discontinued operations for the three and six months ended June 30, 2012, in the Company’s condensed consolidated statements of comprehensive income. The following table presents the revenue and components of discontinued operations, net of tax (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenue	$1,892	$5,704

Loss from discontinued operations before income taxes	$(924)	$(11,942)
Income tax benefit	362	4,678

Loss from discontinued operations	(562)	(7,264)

Loss on sale of discontinued operations, before income taxes	(2,416)	(2,416)
Income tax benefit	586	586

Loss on sale of discontinued operations	(1,830)	(1,830)

Total loss from discontinued operations	$(2,392)	$(9,094)

Note 3: Business Combinations

Cabot Acquisition

On July 1, 2013, the Company completed its acquisition of 50.1% of the equity interest in Janus Holdings, the indirect holding company of Cabot, from J.C. Flowers. See Note 17 “Subsequent Events” for information regarding the Cabot Acquisition.

AACC Merger

On June 13, 2013, the Company completed the merger with AACC, another leading provider of debt management and recovery solutions in the United States. The purchase price consisted of $150.8 million in cash consideration and 1.7 million shares of Encore common stock valued at $37.30 per share. In addition, the Company paid off approximately $165.7 million of AACC debt on the closing date of the AACC Merger.

The AACC Merger was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the merger. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. The initial purchase price allocation presented below was based on the preliminary assessment of assets acquired and liabilities assumed, which is subject to change based on the final valuation study that is expected to be completed in 2013.

The components of the preliminary purchase price allocation for the AACC Merger are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$316,485
Stock consideration	62,352

Total purchase price	$378,837

Allocation of purchase price:
Cash	$23,156
Investment in receivable portfolios	381,233
Deferred court costs	6,141
Property plant and equipment	11,003
Other assets	16,004
Liabilities assumed	(128,541)
Identifiable intangible assets	1,490
Goodwill	68,351

Total net assets acquired	$378,837

The entire goodwill of $68.4 million related to AACC was assigned to the Company’s portfolio purchasing reporting unit and is not deductible for income tax purposes. The goodwill recognized is primarily attributable to expected synergies when combining AACC with the Company.

The amount of revenue and net income included in the Company’s condensed consolidated statement of comprehensive income for the three months ended June 30, 2013 related to AACC was $10.0 million and $0.9 million, respectively.

The following summary presents unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2013 and 2012 as if the AACC Merger had occurred on January 1, 2012. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had the Company and AACC been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated pro forma revenue	$194,764	$196,474	$390,052	$381,443
Consolidated pro forma income from continuing operations	14,733	22,644	35,996	46,514

Note 4: Earnings per Share

Basic earnings per share is calculated by dividing net earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible senior notes.

The components of basic and diluted earnings per share are as follows (in thousands, except earnings per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$11,012	$18,988	$30,460	$37,096
Loss from discontinued operations, net of tax	—	(2,392)	—	(9,094)

Net income available for common stockholders	$11,012	$16,596	$30,460	$28,002

Weighted average common shares outstanding – basic	23,966	24,919	23,707	24,850
Dilutive effect of stock-based awards	849	906	945	972
Dilutive effect of convertible senior notes	40	—	—	—

Weighted average common shares outstanding – diluted	24,855	25,825	24,652	25,822

Basic earnings (loss) per share from:
Continuing operations	$0.46	$0.76	$1.28	$1.49
Discontinued operations	$—	$(0.09)	$—	$(0.36)

Net basic earnings per share	$0.46	$0.67	$1.28	$1.13

Diluted earnings (loss) per share from:
Continuing operations	$0.44	$0.74	$1.24	$1.44
Discontinued operations	$—	$(0.10)	$—	$(0.36)

Net diluted earnings per share	$0.44	$0.64	$1.24	$1.08

No anti-dilutive employee stock options were outstanding during the three and six months ended June 30, 2013. Employee stock options to purchase approximately 391,900 and 300,400 shares of common stock during the three and six months ended June 30, 2012, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

The dilutive effect of the Company’s convertible senior notes was approximately 40,000 shares for the three months ended June 30, 2013. The effect of the convertible senior notes was anti-dilutive for the six months ended June 30, 2013. See Note 11 “Debt” for additional details.

Warrants to purchase approximately 3.6 million shares of the Company’s common stock were outstanding at June 30, 2013 but were not included in the computation of diluted earnings per share because the warrants’ exercise price of $44.1875 was greater than the average share price of the Company’s common stock during the three and six months ended June 30, 2013; therefore, the effect of the warrants was anti-dilutive for those periods.

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial instruments required to be carried at fair value

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(271)	$—	$(271)
Foreign currency exchange contracts	—	(4,056)	—	(4,056)

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(645)	$—	$(645)
Foreign currency exchange contracts	—	(2,010)	—	(2,010)

Fair values of derivative instruments included in Level 2 are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies.

Financial instruments not required to be carried at fair value

The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows, generated by its proprietary forecasting models, using an estimated market participant cost to collect of approximately 48.0% and discount rate of approximately 12.0%. Using this method, the fair value of investment in receivable portfolios approximates book value as of June 30, 2013 and December 31, 2012, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value by approximately $21.6 million and $20.7 million, respectively, as of June 30, 2013. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $1.1 billion and $873.1 million as of June 30, 2013 and December 31, 2012, respectively.

The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.

The fair value of receivables secured by property tax liens is estimated as follows: for tax lien transfer receivables, the fair value is estimated by discounting the future cash flows of the portfolio using a discount rate equivalent to the current rate at which similar portfolios would be originated and; for tax lien certificates receivables, the fair value is estimated by discounting the expected future cash flows of the portfolio using a discount rate equivalent to the interest rate expected when acquiring these certificates. The carrying value of receivables secured by property tax liens approximates fair value. Additionally, the carrying value of interest receivable approximates fair value.

The Company’s senior secured notes and borrowings under its revolving credit and term loan facilities are carried at historical costs, adjusted for additional borrowings less principal repayments, which approximate fair value.

The Company’s convertible senior notes are carried at historical cost, adjusted for debt discount. The carrying value of the convertible senior notes was $265.0 million, net of debt discount of $41.2 million, and $115.0 million, net of debt discount of $14.4 million as of June 30, 2013 and December 31, 2012, respectively. The fair value estimate for these convertible senior notes incorporates quoted market prices, which was approximately $286.1 million and $128.3 million as of June 30, 2013 and December 31, 2012, respectively.

Note 6: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of June 30, 2013, the Company had three interest rate swap agreements outstanding with a total notional amount of $75.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Gains and losses on cash flow hedges are recorded in OCI until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, the Company reclassifies the OCI on the derivative into earnings. If all or a portion of the forecasted transaction was cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.

As of June 30, 2013, the total notional amount of the forward contracts to buy Indian rupees in exchange for U.S. dollars was $46.4 million. All outstanding contracts qualified for hedge accounting treatment as of June 30, 2013. The Company estimates that approximately $1.9 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2013 and 2012.

The Company may periodically enter into other foreign currency exchange contracts to mitigate its risk that cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. In anticipation of the Cabot Acquisition, as discussed in Note 17, “Subsequent Events,” on June 7, 2013, the Company entered into a European style zero-cost collar foreign exchange contract with a notional amount of £132.1 million (approximately $206.0 million), which was equal to the anticipated purchase price for the Cabot Acquisition. The collar was set to expire on August 13, 2013, which was the anticipated date of closing of the Cabot Acquisition. The collar was used to offset the risk of changes in the foreign exchange rate relating to the purchase price for the Company’s interest in Janus Holdings. The Company did not apply hedge accounting on this foreign exchange contract. Due to the early closing of the Cabot Acquisition, the foreign exchange contract was terminated on June 28, 2013 at a loss of $3.6 million, which was recorded as other expenses in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2013. This foreign exchange loss was offset by a decrease in the estimated purchase price of approximately $4.3 million during the same period of time.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(271)	Other liabilities	$(645)
Foreign currency exchange contracts	Other liabilities	(4,056)	Other liabilities	(2,010)

The following tables summarize the effects of derivatives in cash flow hedging relationships in the Company’s statements of comprehensive income during the periods presented (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$151	$140	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(2,540)	(3,120)	Salaries and employee benefits	(219)	(442)	Other (expense) income	—	—
Foreign currency exchange contracts	(531)	(510)	General and administrative expenses	(44)	(78)	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$374	$(71)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(1,938)	(2,200)	Salaries and employee benefits	(268)	(557)	Other (expense) income	—	—
Foreign currency exchange contracts	(428)	(204)	General and administrative expenses	(52)	(95)	Other (expense) income	—	—

Note 7: Investment in Receivable Portfolios, Net

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

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool. The Company often experiences collections beyond the 84 to 96 month collection forecast. As of June 30, 2013, the total estimated remaining collections beyond the 84 to 96 month collection forecast, which are not included in the calculation of the Company’s IRRs, were $147.1 million.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2012	$984,944	$17,366	$1,002,310
Revenue recognized, net	(135,072)	(5,611)	(140,683)
Net additions to existing portfolios(1)	173,634	7,061	180,695
Additions for current purchases(1)	66,808	—	66,808

Balance at March 31, 2013	$1,090,314	$18,816	$1,109,130

Revenue recognized, net	(144,186)	(7,838)	(152,024)
Net additions to existing portfolios(1)	30,458	10,784	41,242
Additions for current purchases(1), (2)	645,865	—	645,865

Balance at June 30, 2013	$1,622,451	$21,762	$1,644,213

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2011	$821,527	$32,676	$854,203
Revenue recognized, net	(119,340)	(7,065)	(126,405)
Net additions to existing portfolios(1)	131,039	3,608	134,647
Additions for current purchases(1)	119,533	—	119,533

Balance at March 31, 2012	$952,759	$29,219	$981,978

Revenue recognized, net	(131,624)	(7,107)	(138,731)
Net additions to existing portfolios(1)	77,473	13,738	91,211
Additions for current purchases(1)	178,332	—	178,332

Balance at June 30, 2012	$1,076,940	$35,850	$1,112,790

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast.
(2)	Includes $381.2 million of portfolios acquired in connection with the AACC Merger discussed in Note 3 “Business Combinations.”

During the three months ended June 30, 2013, the Company purchased receivable portfolios with a face value of $68.9 billion for $423.1 million, or a purchase cost of 0.6% of face value. Included in this amount is the purchase of investment receivables related to AACC of $381.2 million with a face value of $68.2 billion or a purchase cost of 0.6% of face value. Excluding the AACC receivables, the Company purchased receivable portfolios during the quarter with a face value of $0.7 billion for $41.9 million, or a purchase cost of 5.8% of face value. The lower purchase rate for the AACC portfolio is due to the Company’s purchase of AACC which included all portfolios owned, including accounts that have no value. No value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the sale file. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $1.0 billion.

During the six months ended June 30, 2013, the Company purchased receivable portfolios with a face value of $70.5 billion for $481.9 million, or a purchase cost of 0.7% of face value. Included in this amount is the purchase of investment receivables related to AACC of $381.2 million with a face value of $68.2 billion, or a purchase cost of 0.6% of face value. Excluding the AACC purchase, the Company purchased receivable portfolios during the six months ended June 30, 2013, with a face value of $2.3 billion for $100.7 million, or a purchase cost of 4.4% of face value. The lower purchase rate for the AACC portfolio is due to the Company’s purchase of AACC which included all portfolios owned, including accounts that have no value. No value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the sale file. The estimated future collections at acquisition for all portfolios purchased during the six months ended June 30, 2013, amounted to $1.1 billion.

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

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2013 and 2012, Zero Basis Revenue was approximately $4.7 million and $6.1 million, respectively. During the six months ended June 30, 2013 and 2012, Zero Basis Revenue was approximately $9.4 million and $12.2 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$801,525	$—	$—	$801,525
Purchases of receivable portfolios(1)	423,113	—	—	423,113
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(269,710)	(842)	(7,836)	(278,388)
Put-backs and recalls	(1,543)	(31)	(2)	(1,576)
Revenue recognized	143,607	—	4,743	148,350
Portfolio allowances reversals, net	579	—	3,095	3,674

Balance, end of period	$1,090,922	$5,776	$—	$1,096,698

Revenue as a percentage of collections(3)	53.2%	0.0%	60.5%	53.3%

	Three Months Ended June 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$741,580	$—	$—	$741,580
Purchases of receivable portfolios(1)	230,983	—	—	230,983
Gross collections(2)	(233,437)	—	(7,107)	(240,544)
Put-backs and recalls	(891)	—	—	(891)
Revenue recognized	131,443	—	6,126	137,569
Portfolio allowances reversals, net	181	—	981	1,162

Balance, end of period	$869,859	$—	$—	$869,859

Revenue as a percentage of collections(3)	56.3%	0.0%	86.2%	57.2%

	Six Months Ended June 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios(1)	481,884	—	—	481,884
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(534,269)	(842)	(13,447)	(548,558)
Put-backs and recalls	(2,421)	(31)	(2)	(2,454)
Revenue recognized	278,622	—	9,405	288,027
Portfolio allowances reversals, net	636	—	4,044	4,680

Balance, end of period	$1,090,922	$5,776	$—	$1,096,698

Revenue as a percentage of collections(3)	52.2%	0.0%	69.9%	52.5%

	Six Months Ended June 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios(1)	361,446	—	—	361,446
Gross collections(2)	(457,380)	—	(14,172)	(471,552)
Put-backs and recalls	(1,625)	—	—	(1,625)
Revenue recognized	252,189	—	12,158	264,347
(Portfolio allowances) portfolio allowance reversals, net	(1,225)	—	2,014	789

Balance, end of period	$869,859	$—	$—	$869,859

Revenue as a percentage of collections(3)	55.1%	0.0%	85.8%	56.1%

(1)

Purchases of portfolio receivables for the three and six month periods ended June 30, 2013 include $381.2 million acquired in connection with the AACC Merger discussed in Note 3 “Business Combinations.”

(2)	Does not include amounts collected on behalf of others.
(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$104,267	$109,867	$105,273	$109,494
Provision for portfolio allowances	—	2,116	479	3,875
Reversal of prior allowances	(3,674)	(3,278)	(5,159)	(4,664)

Balance at end of period	$100,593	$108,705	$100,593	$108,705

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Legal collections	$133,682	$114,876	$255,955	$224,448
Collection sites	116,853	111,641	243,415	221,511
Collection agencies (1)	27,853	14,043	49,188	25,629

	$278,388	$240,560	$548,558	$471,588

(1)	Collections through our collection agency channel include accounts subject to bankruptcy filings collected by others.

Note 8: Receivables Secured by Property Tax Liens, Net

The Company’s receivables secured by property tax liens include TLTs and TLCs. Repayment of the tax liens is generally dependent on the property owner but can also come through payments from other lien holders or foreclosure on the properties. The Company evaluates the entire portfolio of tax liens for impairment. The primary factor the Company uses to evaluate each receivable is the lien to value ratio, which is typically less than 15% and rarely exceeds 25%. The Company has not experienced any losses on receivables secured by property tax liens in its portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the TLTs and TLCs are in a priority position over most other liens on the properties, that it will not experience any material losses on the ultimate collection of these receivables. Therefore, no allowance has been provided for as of June 30, 2013.

The following table presents the Company’s aging analysis of receivables secured by tax liens as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Current	$123,196	$101,052
31-60 days past due	10,238	10,175
61-90 days past due	4,956	1,982
> 90 days past due	20,673	21,891

Tax lien transfer	159,063	135,100

Tax lien certificates	39,002	—

	$198,065	$135,100

Note 9: Deferred Court Costs, Net

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

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	June 30, 2013	December 31, 2012
Court costs advanced	$334,760	$279,314
Court costs recovered	(118,610)	(94,827)
Court costs reserve	(176,094)	(149,080)

	$40,056	$35,407

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$(162,500)	$(129,287)	$(149,080)	$(130,454)
Provision for court costs	(13,594)	(12,789)	(27,014)	(25,133)
Write-off of reserve after the deferral period	—	9,296	—	22,807

Balance at end of period	$(176,094)	$(132,780)	$(176,094)	$(132,780)

Note 10: Other Assets

Other assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Debt issuance costs, net of amortization	$24,816	$14,397
Prepaid income taxes	21,699	—
Service fee receivable	13,896	—
Prepaid expenses	12,486	6,399
Interest receivable	6,597	4,042
Identifiable intangible assets, net	3,834	487
Security deposit—India building leases	2,696	1,696
Recoverable legal fees	2,223	1,521
Other	3,634	2,993

	$91,881	$31,535

Note 11: Debt

The Company is obligated under borrowings, as follows (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$446,000	$258,000
Term loan facility	194,875	148,125
Propel TLT facility	132,042	117,601
Propel TLC facility	36,699	—
Senior secured notes	66,250	72,500
Convertible notes	265,000	115,000
Less: Debt discount	(41,233)	(14,442)
Capital lease obligations	8,026	9,252

	$1,107,659	$706,036

Revolving Credit Facility and Term Loan Facility

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) originally included a term loan facility tranche of $150.0 million and a revolving credit facility tranche of $425.0 million for a total commitment of $575.0 million (the “Credit Facility”). The maturities of both facilities are five years, expiring in November 2017, except with respect to a $50.0 million subtranche of the term loan facility, which has a three-year maturity, expiring in November 2015. The Credit Agreement includes several financial institutions and lenders and is led by an administrative agent. The Credit Agreement contained an accordion feature that allowed the Company to request an increase in the facility of up to $200.0 million by obtaining one or more commitments from existing or prospective lenders with the consent of the administrative agent. The Company exercised $20.0 million of the original $200.0 million accordion feature in December 2012, increasing the amount of the revolving credit facility from $425.0 million to $445.0 million. On May 9, 2013, the Company entered into an amendment to its Credit Facility, restating the Credit Agreement in its entirety (the “Restated Credit Agreement”) and increasing the aggregate loan commitment by $217.5 million, from $595.0 million to $812.5 million, and resetting the accordion feature. The $217.5 million exercise included a $168.9 million increase to the revolving credit facility tranche, increasing the aggregate revolving loan commitment to $613.9 million, and a $48.6 million term loan facility tranche, with a six-month maturity, expiring November 2013, increasing the term loan facility tranche to $198.6 million. Currently the accordion feature would allow the Company to increase the facility by an additional $162.5 million. Including the remaining accordion feature, the maximum amount that can be borrowed under the Credit Facility is $975.0 million.

The Restated Credit Agreement also allowed for the AACC Merger, included a basket to allow for investments in unrestricted subsidiaries and increased the subordinated debt basket to $300.0 million.

On May 29, 2013, the Company entered into an amendment to the Restated Credit Agreement which, among other things, allowed the Company to consummate the Cabot Acquisition. See Note 17 “Subsequent Events” for more information on the Cabot Acquisition.

Provisions of the Restated Credit Agreement include, but are not limited to:

•

A revolving loan of $613.9 million, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 250 to 300 basis points; or (2) Alternate Base Rate, plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 150 to 200 basis points. “Alternate Base Rate,” as defined in the agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, as in effect from time to time, (ii) the federal funds effective rate from time to time, plus 0.5% and (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0%;

•

A $100.0 million five-year term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $1.3 million in 2012, $5.0 million in 2013, $5.6 million in 2014, $8.1 million in 2015, $10.0 million in 2016, and $5.0 million in 2017 with the remaining principal due at the end of the term;

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

•

A $48.6 million six-month term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes in six equal monthly installments;

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

•	The allowance of additional unsecured indebtedness not to exceed $300.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•

Repurchases of up to $50.0 million of Encore’s common stock, subject to compliance with certain covenants and available borrowing capacity. The Company has repurchased approximately $50.0 million common stock during the fourth quarter of 2012 and in January 2013;

•

A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK LLP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	An annual capital expenditure limit of $20.0 million;

•	An annual rental expense limit of $15.0 million;

•	An outstanding capital lease limit of $20.0 million;

•	An acquisition limit of $100.0 million; and

•	Collateralization by all assets of the Company, other than the assets of the Propel Entities or any foreign or unrestricted subsidiaries.

At June 30, 2013, the outstanding balance on the Credit Facility was $640.9 million, which bore a weighted average interest rate of 3.17% and 4.11% for the six months ended June 30, 2013 and 2012, respectively.

Propel Tax Lien Transfer Facility

The Company, through Propel, has a $160.0 million syndicated loan facility (the “Propel TLT Facility”). The Propel TLT Facility was used in part to fund a portion of the Propel Acquisition and to fund future growth at Propel.

The Propel TLT Facility has a three-year term and includes the following key provisions:

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

•	A borrowing base of 90% of the face value of the tax lien collateralized payment arrangements;

•	Interest payable monthly; principal and interest due at maturity;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel TLT Facility and declare all amounts outstanding to be immediately due and payable; and

•	A $40.0 million accordion feature.

The Propel TLT Facility is primarily collateralized by the TLT tax liens and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.

At June 30, 2013, the outstanding balance on the Propel TLT Facility was $132.0 million and, for the six months ended June 30, 2013 and 2012, bore a weighted average interest rate of 3.53% and 3.54%, respectively.

Propel Tax Lien Certificate Facility

On May 9, 2013, the Company, through subsidiaries of Propel, entered into a $100.0 million revolving credit facility (the “Propel TLC Facility”). The Propel TLC Facility is used to purchase TLCs from taxing authorities.

The Propel TLC Facility has a four-year term and includes the following key provisions:

—

During the first two years of the four-year term, the committed amount can be drawn on a revolving basis. During the following two years, no additional draws are permitted, and all proceeds from the TLCs are used to repay any amounts outstanding under the facility. After the four-year period ends, if any amounts are still outstanding, an alternate interest rate applies until all amounts owed are repaid;

—	Prior to the expiration of the four-year term, interest at a per annum floating rate equal to LIBOR plus a spread of 325 basis points;

—

Following the expiration of the four-year term or upon the occurrence of an event of default, interest at 400 basis points plus the greater of (i) a per annum floating rate equal to LIBOR plus a spread of 325 basis points, or (ii) Prime Rate, which is defined in the agreement as the rate most recently announced by the lender at its branch in San Francisco, California, from time to time as its prime commercial rate for United States dollar-denominated loans made in the United States;

—	Proceeds from the TLCs are applied to pay interest, principal and other obligations incurred in connection with the Propel TLC Facility on a monthly basis as defined in the agreement;

—

Special purpose entity covenants designed to protect the bankruptcy-remoteness of the borrowers and additional restrictions and covenants, which limit, among other things, the payment of certain dividends, the occurrence of additional indebtedness and liens and use of the collections proceeds from the TLCs; and

—	Events of default which, upon occurrence, may permit the lender to terminate the Propel TLC Facility and declare all amounts outstanding to be immediately due and payable.

The Propel TLC Facility is collateralized by the TLCs acquired under the Propel TLC Facility. At June 30, 2013, the outstanding balance on the Propel TLC Facility was $36.7 million and, for the three months ended June 30, 2013, bore a weighted average interest rate of 5.17%.

Senior Secured Notes

In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million dollars of the Senior Secured Notes bear an annual interest rate of 7.375% and mature in 2018. Beginning in May 2013, these notes require a quarterly payment of interest plus $1.25 million of principal. Prior to May 2013, these notes required quarterly interest payments only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal amortization payments of $2.5 million. Prior to December 2012, these notes required quarterly interest payments only. As of June 30, 2013 $66.3 million is outstanding under these obligations.

The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to, and pari passu with, the Credit Facility, the Senior Secured Notes are also collateralized by all assets of the Company, other than the assets of the Propel Entities and any foreign and unrestricted subsidiaries. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment or minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the Senior Secured Notes were amended and restated on May 9, 2013 in connection with the Restated Credit Agreement in order to properly align certain provisions between the two agreements.

Convertible Senior Notes

2012 Convertible Senior Notes

On November 27, 2012, Encore sold $100.0 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 in a private placement transaction. On December 6, 2012, the initial purchasers exercised, in full, their option to purchase an additional $15.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $115.0 million of the convertible senior notes outstanding (collectively, the “2012 Convertible Notes”). Interest on the 2012 Convertible Notes is payable semi-annually, in arrears, on May 27 and November 27 of each year, beginning on May 27, 2013. The 2012 Convertible Notes are the Company’s general unsecured obligations. The 2012 Convertible Notes will be convertible into cash up to the aggregate principal amount of the 2012 Convertible Notes to be converted and the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2012 Convertible Notes being converted. The 2012 Convertible Notes will be convertible at an initial conversion rate of 31.6832 shares of the Company’s common stock per $1,000 principal amount of 2012 Convertible Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $31.56 per share of the Company’s common stock. As of June 30, 2013, none of the conditions allowing holders of the 2012 Convertible Notes to convert their notes had occurred.

In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the 2012 Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $31.56. The average share price of the Company’s common stock for the three months ended June 30, 2013 exceeded $31.56, however, the dilutive effect from the 2012 Convertible Notes was immaterial. See Note 4 “Earnings per Share” for additional information.

Concurrent with the pricing of the 2012 Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (together, the “Convertible Note Hedge Transactions”) with certain counterparties. The Convertible Note Hedge Transactions, collectively cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock underlying the 2012 Convertible Notes, as described below. Concurrently with entering into the Convertible Note Hedge Transactions, the Company also entered into separate, privately negotiated warrant transactions (together, the “Warrant Transactions”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, collectively, subject to customary anti-dilution adjustments, up to the same number of shares of the Company’s common stock as in the Convertible Note Hedge Transactions. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution and/or offset the potential cash payments the Company is required to make in excess of the principal amount upon conversion of the 2012 Convertible Notes in the event that the market price per share of the Company’s common stock, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the conversion price of the 2012 Convertible Notes and is subject to anti-dilution adjustments. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless the Company elects, subject to certain conditions, to settle the Warrant Transactions in cash. The strike price of the Warrant Transactions will initially be $44.1875 per share of the Company’s common stock and is subject to certain adjustments under the terms of the Warrant Transactions. Taken together, the Convertible Note Hedge Transactions and the Warrant Transactions have the effect of increasing the effective conversion price of the 2012 Convertible Notes to $44.1875 per share.

The Convertible Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the 2012 Convertible Notes and will not affect any holder’s rights under the 2012 Convertible Notes. Holders of the 2012 Convertible Notes will not have any rights with respect to the Convertible Note Hedge Transactions or the Warrant Transactions. In accordance with authoritative guidance, as of December 31, 2012, the Company recorded the net cost of the Convertible Note Hedge Transactions and the Warrant Transactions as a reduction in additional paid in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

The net proceeds from the sale of the 2012 Convertible Notes were approximately $111.1 million, after deducting estimated fees and expenses. The Company used approximately $11.5 million of the net proceeds to pay the cost of the Convertible Note Hedge Transactions, taking into account the proceeds to the Company of the Warrant Transactions; approximately $25.0 million of the net proceeds to repurchase shares of the Company’s common stock; approximately $61.5 million of the net proceeds to repay borrowings under the Credit Agreement; and the balance of the net proceeds for general corporate purposes.

The Company determined that the fair value of the 2012 Convertible Notes at the date of issuance was approximately $100.3 million, and designated the residual value of approximately $14.7 million as the equity component. Additionally, the Company allocated approximately $3.3 million of the $3.8 million original 2012 Convertible Notes issuance cost as debt issuance cost and the remaining $0.5 million as equity issuance cost.

2013 Convertible Senior Notes

On June 24, 2013, Encore sold $150.0 million in aggregate principal amount of 3.00% convertible senior notes due July 1, 2020 in a private placement transaction (the “2013 Convertible Notes”). The 2013 Convertible Notes are general unsecured obligations of the Company. Interest on the 2013 Convertible Notes is payable semi-annually, in arrears, on January 1 and July 1 of each year, beginning on January 1, 2014. Prior to January 1, 2020, the 2013 Convertible Notes will be convertible only during specified periods, if certain conditions are met. On or after January 1, 2020, the 2013 Convertible Notes will be convertible regardless of these conditions. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion rate for the 2013 Convertible Notes is 21.8718 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $45.72 per share of common stock. As of June 30, 2013, none of the conditions allowing holders of the 2013 Convertible Notes to convert their notes had occurred.

As noted above, upon conversion, holders of the Company’s 2013 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $45.72.

In connection with the pricing of the 2013 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with one or more of the initial purchasers (or their affiliates) and one or more other financial institutions (the “Option Counterparties”). The Capped Call Transactions cover, collectively, the number of shares of the Company’s common stock underlying the 2013 Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2013 Convertible Notes. The cost of the Capped Call Transactions was approximately $15.8 million. In accordance with authoritative guidance, as of June 30, 2013, the Company recorded the net cost of the Capped Call Transactions as a reduction in additional paid in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the 2013 Convertible Notes in the event that the market price of the Company’s common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the 2013 Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The cap price of the capped call transactions is $61.5475 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2013 Convertible Notes and will not affect any holder’s rights under the 2013 Convertible Notes. Holders of the 2013 Convertible Notes do not have any rights with respect to the Capped Call Transactions.

The net proceeds from the sale of the 2013 Convertible Notes were approximately $144.9 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $15.8 million of the net proceeds from this offering to pay the cost of the Capped Call Transactions and used the remainder of the net proceeds from this offering to pay a portion of the purchase price for the Cabot Acquisition and for general corporate purposes.

The Company determined that the fair value of the 2013 Convertible Notes at the date of issuance was approximately $122.0 million, and designated the residual value of approximately $28.0 million as the equity component. Additionally, the Company allocated approximately $4.3 million of the $5.3 million original 2013 Convertible Notes issuance cost as debt issuance cost and the remaining $1.0 million as equity issuance cost.

On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million of the 2013 Convertible Notes, which resulted in an aggregate principal amount of $172.5 million of the 2013 Convertible Notes outstanding. Refer to Note 17 “Subsequent Events” for more information about the additional notes.

Authoritative guidance related to debt with conversion and other options requires that, for convertible debt instruments that may be settled fully or partially in cash upon conversion, issuers must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively.

The balances of the liability and equity components of all of the convertible notes outstanding were as follows (in thousands):

	June 30, 2013	December 31, 2012
Liability component—principal amount	$265,000	$115,000
Unamortized debt discount	(41,233)	(14,442)

Liability component—net carrying amount	$223,767	$100,558

Equity component	$42,748	$14,702

The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates, which are 6.0 % and 6.35% for the 2012 and 2013 Convertible Notes, respectively.

Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest expense – stated coupon rate	$948	$1,806
Interest expense – amortization of debt discount	710	1,317

Total interest expense – convertible notes	$1,658	$3,123

The Company is in compliance with all covenants under its financing arrangements.

Capital Lease Obligations

The Company has capital lease obligations primarily for computer equipment. As of June 30, 2013, the Company’s combined obligations for these equipment leases were approximately $8.0 million. These lease obligations require monthly or quarterly payments through May 2018 and have implicit interest rates that range from zero to approximately 7.7%.

Note 12: Income Taxes

During the three months ended June 30, 2013, the Company recorded an income tax provision of $7.3 million, reflecting an effective rate of 39.8% of pretax income from continuing operations. The effective tax rate for the three months ended June 30, 2013 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.6%, and a provision due to permanent book and tax difference of 0.5%.

During the three months ended June 30, 2012, the Company recorded an income tax provision of $12.8 million, reflecting an effective rate of 40.4% of pretax income from continuing operations. The effective tax rate for the three months ended June 30, 2012 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.5%, and a provision due to the true-up of certain state and federal tax accounts of 1.2%.

During the six months ended June 30, 2013, the Company recorded an income tax provision of $19.8 million, reflecting an effective rate of 39.4 % of pretax income from continuing operations. The effective tax rate for the six months ended June 30, 2013 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.6% and a provision due to permanent book and tax difference of 0.1%.

During the six months ended June 30, 2012, the Company recorded an income tax provision of $24.5 million, reflecting an effective rate of 39.8% of pretax income from continuing operations. The effective tax rate for the six months ended June 30, 2012, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.5%, and a provision due to the true-up of certain state and federal tax accounts of 0.6%.

The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2013 was immaterial.

As of June 30, 2013, the Company had a gross unrecognized tax benefit of $15.4 million that, if recognized, would result in a net tax benefit of approximately $14.5 million and would have a positive effect on the Company’s effective tax rate. During the three and six months ended June 30, 2013, there was an increase in the gross unrecognized tax benefit of $12.7 million as a result of the AACC Merger as discussed in Note 3 “Business Combinations.”

During the three and six months ended June 30, 2013, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed earnings of these subsidiaries during the three and six months ended June 30, 2013, were approximately $1.5 million and $3.2 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 13: Purchase Concentrations

The following table summarizes purchases by seller sorted by total aggregate cost (in thousands, except percentages):

	Six Months Ended June 30, 2013
	Cost	%
Portfolios acquired in AACC Merger	$381,233	79.1%
Seller 1	18,791	3.9%
Seller 2	14,904	3.1%
Seller 3	13,064	2.7%
Seller 4	11,813	2.5%
Other sellers	42,079	8.7%

Total purchases	$481,884	100.0%

Note 14: Commitments and Contingencies

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

On March 8, 2013, March 19, 2013 and March 20, 2013, three actions entitled Shell v. Asset Acceptance Capital Corp., et. al., Neumann v. Asset Acceptance Capital Corp., et. al., and Jaluka v. Asset Acceptance Capital Corp. et. al., respectively, were filed in the Macomb County Circuit Court of the State of Michigan. On April 19, 2013, a fourth action entitled Dix v. Asset Acceptance Capital Corp. et al was filed in the Court of Chancery of the State of Delaware. These actions were brought by purported stockholders of AACC, against the Company, AACC, and certain other named entities and individuals, and allege, among other things, that the Company has aided and abetted AACC’s directors in breaching their fiduciary duties of care, loyalty and candor or disclosure owed to AACC stockholders. Plaintiffs in the actions sought, among other things, injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. The plaintiffs did not specify the dollar amount of damages sought in each action. On June 2, 2013, AACC entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Michigan actions and Delaware action that sets forth the parties’ agreement in principle for settlement. As explained in the MOU, without admitting any wrongdoing, AACC agreed to make certain additional disclosures related to the proposed merger, and to enter into a stipulation of settlement providing for the certification of a class, for settlement purposes only, that includes certain persons or entities who held shares of AACC common stock and the release of all asserted claims. Once the stipulation of settlement is approved by the Michigan court, which has yet to and may not occur, the attorneys for the class members intend to seek an award of attorneys’ fees and costs incurred in a total amount not to exceed $550,000, which the defendants have agreed to not oppose.

Except as described above and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. As of June 30, 2013, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2013, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $435.8 million for a purchase price of approximately $35.5 million. The Company has no purchase commitments beyond December 2014.

Note 15: Segment Information

The Company conducts business through two operating segments: portfolio purchasing and recovery and tax lien business. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. The operating results from the Company’s tax lien business segment are immaterial to the Company’s total consolidated operating results. However, total assets from this segment are significant as compared to the Company’s total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, the Company’s tax lien business segment is determined to be a reportable segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Portfolio purchasing and recovery	$152,091	$138,733	$292,774	$265,143
Tax lien business	4,030	2,513	7,933	2,513

	$156,121	$141,246	$300,707	$267,656

Operating income:
Portfolio purchasing and recovery	$33,478	$41,396	$76,158	$79,918
Tax lien business	742	1,000	1,623	1,000

	34,220	42,396	77,781	80,918
Depreciation and amortization	(2,158)	(1,420)	(4,004)	(2,660)
Stock-based compensation	(2,179)	(2,539)	(5,180)	(4,805)
Other expense	(11,604)	(6,603)	(18,299)	(11,851)

Income from continuing operations before income taxes	$18,279	$31,834	$50,298	$61,602

Additionally, assets are allocated to operating segments for management review. As of June 30, 2013, total segment assets were $1.5 billion and $256.4 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.

Note 16: Goodwill and Identifiable Intangible Assets

In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value.

As of June 30, 2013, the Company has two reporting units that carry goodwill: portfolio purchasing and recovery and tax lien business. Annual testing is performed as of October 1st for the portfolio purchasing and recovery reporting unit and as of April 1st for the tax lien business reporting unit.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Trade name and other	$2,060	$(126)	$1,934	$570	$(83)	$487
Intangible assets not subject to amortization:
Goodwill – portfolio purchasing and recovery			$74,398			$6,047
Goodwill – tax lien business			45,390			49,399
Other intangibles			1,900			—

			$121,688			$55,446

The changes in carrying amount of goodwill by reporting unit for the six months ended June 30, 2013 are as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien business
Balance, December 31, 2012	$6,047	$49,399
Goodwill acquired	68,351	—
Goodwill adjustment(1)	—	(4,009)

Balance, June 30, 2013	$74,398	$45,390

(1)

As a result of its final valuation study related to the Company’s acquisition of Propel, during the three months ended March 31, 2013, the Company made an adjustment to the initial purchase price allocation, increasing receivables secured by tax liens and decreasing goodwill by approximately $4.0 million.

Note 17: Subsequent Events

Cabot Acquisition

On July 1, 2013, the Company acquired 50.1% of the equity interest in Janus Holdings, the indirect holding company of Cabot, from J.C. Flowers, for £115.1 million (approximately $174.6 million). The remaining 49.9% of Janus Holdings is held by a fund advised by J.C. Flowers & Co., LLC. The Company has the option to purchase the remaining interest in Janus Holdings during the period from the fourth anniversary to the sixth anniversary of the closing. Through its acquisition of Janus Holdings the Company’s equity ownership of Cabot currently amounts to 41.7%, after reflecting the ownership of Cabot’s management team. Encore’s equity interest will automatically increase to approximately 42.8% by June 2014, following the redemption or conversion of certain Bridge Preferred Equity Certificates. For additional information relating to the Cabot Acquisition, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on May 30, 2013 and July 8, 2013.

The Company will account for this acquisition using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed will be recorded at their estimated fair values as of the date of the Cabot Acquisition. The results of operations of Janus Holdings will be consolidated with those of the Company beginning on July 1, 2013. As of the date of this Quarterly Report on Form 10-Q, the Company has not completed its preliminary purchase price allocation for the Cabot Acquisition because the Company has not had sufficient time to complete the allocation.

Cabot 2013 Senior Secured Notes

On August 2, 2013, Cabot Financial (Luxembourg) S.A. (the “Issuer”), a subsidiary of the Company, sold £100 million U.K. pounds sterling in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot Notes”). The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by the following subsidiaries of the Company: Cabot Credit Management Limited, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than the Issuer). Refer to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2013 for more information about the Cabot Notes.

2013 Convertible Notes

On June 24, 2013, Encore sold $150.0 million in aggregate principal amount of 3.00% 2013 Convertible Notes due July 1, 2020 in a private placement transaction. On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million in aggregate principal amount of the 2013 Convertible Notes, which resulted in an aggregate principal amount of $172.5 million of the 2013 Convertible Notes. The additional notes have the same terms as the 2013 Convertible Notes. The Company also entered into capped call transactions that have the same terms as those associated with the 2013 Convertible Notes. Refer to Note 11 “Debt” for more information on the Company’s 2013 Convertible Notes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and those set forth in this Quarterly Report on Form 10-Q under “Part II, Item 1A – Risk Factors,” could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Our Business and Operating Segments

We are a leading provider of debt management and recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. In addition, through our subsidiary, Propel, we assist Texas property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by tax liens on the property, as well as purchase tax lien certificates directly from taxing authorities.

We conduct business through two operating segments: portfolio purchasing and recovery and tax lien business. The operating results from our tax lien business segment are immaterial to our total consolidated operating results. However, the total segment assets are significant as compared to our total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, our tax lien business segment is determined to be a reportable segment.

Our long-term growth strategy involves growing our core portfolio purchasing and recovery business, expanding into new asset classes, and expanding into new geographies.

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

Collection seasonality with respect to our portfolio purchasing and recovery segment can also affect our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (e.g., the fourth calendar quarter), revenue as a percentage of collections can be higher than in quarters with higher collections (e.g., the first calendar quarter).

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with higher collections and higher costs (e.g., the first calendar quarter), all else being equal, earnings could be lower than in quarters with slower collections and lower costs (e.g., the fourth calendar quarter). Additionally, in quarters where a greater percentage of collections come from our legal and agency outsourcing channels, cost to collect will be higher than if there were more collections from our internal collection sites.

Tax lien business

Our tax lien business segment focuses on the property tax financing industry. Our principal activity is originating and servicing property tax lien transfers in the state of Texas and investing in tax lien certificates in other states. For tax lien transfers, with the property owner’s consent, we pay the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to us. This lien takes priority over most other liens. By funding tax liens, we provide state and local taxing authorities and governments with much needed tax revenue. To the extent permitted by law, we then enter into a payment agreement with the property owner, creating an affordable payment plan designed to permit the property owner to keep his or her property. For tax lien certificates, we purchase the tax lien certificates directly from taxing authorities, securing rights to future property tax payments, interest and penalties. Tax lien certificates we invest in are collateralized by the underlying property, and in most cases, continue to be serviced by the taxing authority. When the taxing authority is paid, it repays us the outstanding balance of the lien plus interest, which is negotiated at the time of the purchase. Revenue from our tax lien business segment comprised 3% of total consolidated revenues for the three and six months ended June 30, 2013. Operating income from our tax lien business segment comprised 2% of our total consolidated operating income for the three and six months ended June 30, 2013.

Cabot Acquisition

On July 1, 2013, we completed the purchase (the “Cabot Acquisition”) of 50.1% of the equity interest in Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), the indirect holding company of U.K. and Ireland based Cabot Credit Management Limited (“Cabot”), from an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”). Through our acquisition of Janus Holdings our equity ownership of Cabot currently amounts to 41.7%, after reflecting the ownership of Cabot’s management team. Our equity interest will automatically increase to approximately 42.8% by June 2014, following the redemption or conversion of certain Bridge Preferred Equity Certificates. Cabot is a market leader in debt management in the United Kingdom and Ireland specializing in higher balance, “semi-performing” (i.e., paying) accounts. We expect that the acquisition will provide Cabot with access to more capital, which will enable Cabot to purchase additional debt and expand into other asset categories. In addition, the acquisition provides synergy opportunities through Cabot’s ability to leverage our analytic capabilities and efficient operating platform. Our initial focus will be to help Cabot expand into the large secondary and tertiary markets by leveraging our analytical insights in these markets and utilizing our workforce in India, during the day, when this site is dormant. The acquisition also enables us to deploy capital globally in a market that we believe has strong growth potential. Cabot will continue to be a stand-alone entity. It will retain its current staff and brand and continue to be run as its own company. The condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 do not include the results of operations of Janus Holdings because the Cabot Acquisition was not completed until July 1, 2013. The results of operations of Janus Holdings will be consolidated within our portfolio purchasing and recovery business in future periods. For additional information relating to the Cabot Acquisition, please refer to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2013 and July 8, 2013.

AACC Merger

On June 13, 2013, we completed our merger with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt management and recovery solutions in the United States (the “AACC Merger”). We believe that our operating and cost advantages will improve the profitability of AACC’s investments and that the AACC Merger also provides us with valuable operations capabilities and synergy opportunities. We expect our combined organization to operate at our lower cost-to-collect within the next three to four quarters. However, the success of the merger will depend on our ability to successfully integrate AACC’s business with our business in a cost-effective manner that does not disrupt the existing business relationships of either company. See “Item 1A – Risk Factors” for more information. The condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 include the results of operations of AACC only since the closing date of the AACC Merger. For additional information relating to the AACC Merger, please refer to our Current Reports on Form 8-K filed with the SEC on March 6, 2013 and June 17, 2013.

In January 2012, Asset Acceptance, LLC, a subsidiary of AACC, entered into a consent decree with the Federal Trade Commission (“FTC”). The consent decree ended an FTC investigation into Asset Acceptance, LLC’s compliance with the Federal Trade Commission Act, Fair Debt Collection Practices Act and Fair Credit Reporting Act. As part of the consent decree, Asset Acceptance, LLC agreed to undertake certain consumer protection practices, including, among other things, furnishing additional disclosures when collecting debt past the statute of limitations, and paid a civil penalty of $2,500,000. These practices continue to apply to the portfolios we purchased as a result of the AACC Merger. We do not expect compliance with the consent decree to have a material effect on our business.

Purchases and Collections

Portfolio Pricing and Supply

Meaningful increases in the prices for portfolios offered for sale directly from credit issuers continued into the second quarter of 2013, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this price increase is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts while they conduct audits of debt management and recovery companies, including Encore. We expect that pricing will remain at these elevated levels for some period of time. We believe that pricing will not decline until buyers who have paid prices that are too high recognize that they are unable to realize a profit or until the financial institutions complete their audits of debt management and recovery companies and resume selling their charged-off accounts in greater volumes than current levels. Should pricing trends continue in this manner, we expect to continue to adjust our purchasing strategies away from fresh portfolios, and toward portfolios in alternative asset classes or aged portfolios, where pricing is not as elevated and where we believe that our operational model allows us to maintain acceptable profit margins. Additionally, the AACC Merger accounted for a significant portion of our 2013 forecasted purchases and, as a result, we slowed our purchasing efforts in the second quarter of 2013 as compared to the second quarter of 2012 and expect to slow our purchases in the third quarter of 2013 as compared to the third quarter of 2012.

Portfolio Demand

We believe that smaller competitors are being driven out of the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because the issuers are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry.

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Credit card(1)	$380,423	$202,294	$423,837	$310,229
Consumer bankruptcy receivables(1)(2)	39,897	—	39,897	—
Telecom	2,793	28,689	18,150	51,217

	$423,113	$230,983	$481,884	$361,446

(1)

Purchases of consumer portfolio receivables for the three and six month periods ended June 30, 2013 include $381.2 million acquired in connection with the AACC Merger ($345.5 million for credit card and $35.7 million for consumer bankruptcy receivables).

(2)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers and resellers.

During the three months ended June 30, 2013, we invested $423.1million to acquire charged-off credit card, telecom and consumer bankruptcy portfolios, with face values aggregating $68.9 billion, for an average purchase price of 0.6% of face value. This is a $192.1 million increase, or 83.2%, in the amount invested, compared with the $231.0 million invested during the three months ended June 30, 2012, to acquire charged-off credit card and telecom portfolios with a face value aggregating $6.0 billion, for an average purchase price of 3.8% of face value. Purchases of charged-off credit card, telecom and consumer bankruptcy portfolios include $381.2 million acquired in conjunction with the AACC Merger. The period-over-period increase in purchases and decrease in the percentage of face value is related to the purchase of these portfolios.

During the six months ended June 30, 2013, we invested $481.9 million to acquire charged-off credit card, telecom and consumer bankruptcy portfolios, with face values aggregating $70.5 billion, for an average purchase price of 0.7% of face value. This is a $120.4 million increase, or 33.3%, in the amount invested, compared with the $360.4 million invested during the six months ended June 30, 2012, to acquire charged-off portfolios with a face value aggregating $8.9 billion, for an average purchase price of 4.0% of face value. Purchases of charged-off credit card, telecom and consumer bankruptcy portfolios include $381.2 million of portfolio acquired in conjunction with the AACC Merger. The increase in purchases and decrease in the percentage of face value is related to this purchase.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios. The low purchase rate for the three and six month periods ending June 30, 2013 is related to the portfolio acquired in connection with the AACC Merger. This low rate is a result of us acquiring the entire portfolio of AACC, which included accounts for which we ascribed low or no value.

Collections by Channel

We utilized numerous business channels for the collection of charged-off credit card receivables and other charged-off receivables. The following table summarizes gross collections by collection channel in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Legal collections	$133,682	$114,876	$255,955	$224,448
Collection sites	116,853	111,641	243,415	221,511
Collection agencies (1)	27,853	14,043	49,188	25,629

	$278,388	$240,560	$548,558	$471,588

(1)	Collections through our collection agency channel include accounts subject to bankruptcy filings collected by others.

Gross collections increased $37.8 million, or 15.7%, to $278.4 million during the three months ended June 30, 2013, from $240.6 million during the three months ended June 30, 2012. Gross collections increased $77.0 million, or 16.3%, to $548.6 million during the six months ended June 30, 2013, from $471.6 million during the six months ended June 30, 2012.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except per share amounts and percentages):

	Three Months Ended June 30,
	2013		2012
Revenues
Revenue from receivable portfolios, net	$152,024	97.4%	$138,731	98.2%
Service fee income	380	0.2%	183	0.1%
Net interest income —tax lien business	3,717	2.4%	2,332	1.7%

Total revenues	156,121	100.0%	141,246	100.0%

Operating expenses
Salaries and employee benefits	32,969	21.1%	25,190	17.8%
Cost of legal collections	44,483	28.5%	41,024	29.0%
Other operating expenses	13,797	8.9%	12,427	8.8%
Collection agency commissions	5,230	3.3%	4,166	3.0%
General and administrative expenses	27,601	17.7%	18,582	13.2%
Depreciation and amortization	2,158	1.4%	1,420	1.0%

Total operating expenses	126,238	80.9%	102,809	72.8%

Income from operations	29,883	19.1%	38,437	27.2%

Other (expense) income
Interest expense	(7,482)	(4.8)%	(6,497)	(4.6)%
Other expense	(4,122)	(2.6)%	(106)	(0.1)%

Total other expense	(11,604)	(7.4)%	(6,603)	(4.7)%

Income from continuing operations before income taxes	18,279	11.7%	31,834	22.5%
Provision for income taxes	(7,267)	(4.6)%	(12,846)	(9.1)%

Income from continuing operations	11,012	7.1%	18,988	13.4%
Loss from discontinued operations, net of tax	—	0.0%	(2,392)	(1.7)%

Net income	$11,012	7.1%	$16,596	11.7%

	Six Months Ended June 30,
	2013		2012
Revenues
Revenue from receivable portfolios, net	$292,707	97.4%	$265,136	99.1%
Service fee income	681	0.2%	188	0.1%
Net interest income – tax lien business	7,319	2.4%	2,332	0.8%

Total revenues	300,707	100.0%	267,656	100.0%

Operating expenses
Salaries and employee benefits	61,801	20.6%	47,494	17.7%
Cost of legal collections	86,741	28.8%	79,659	29.8%
Other operating expenses	27,062	9.0%	24,025	9.0%
Collection agency commissions	8,559	2.9%	8,125	3.0%

	Six Months Ended June 30,
	2013		2012
General and administrative expenses	43,943	14.6%	32,240	12.1%
Depreciation and amortization	4,004	1.3%	2,660	1.0%

Total operating expenses	232,110	77.2%	194,203	72.6%

Income from operations	68,597	22.8%	73,453	27.4%

Other (expense) income
Interest expense	(14,336)	(4.8)%	(12,012)	(4.5)%
Other (expense)income	(3,963)	(1.3)%	161	0.1%

Total other expense	(18,299)	(6.1)%	(11,851)	(4.4)%

Income from continuing operations before income taxes	50,298	16.7%	61,602	23.0%
Provision for income taxes	(19,838)	(6.6)%	(24,506)	(9.1)%

Income from continuing operations	30,460	10.1%	37,096	13.9%
Loss from discontinued operations, net of tax	—	0.0%	(9,094)	(3.4)%

Net income	$30,460	10.1%	$28,002	10.5%

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

Adjusted Income from Continuing Operations Per Share. Management believes that investors regularly rely on non-GAAP adjusted income and adjusted income per share, to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges, and acquisition and integration related expenses, all net of tax. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share, respectively (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012

	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share	$	Per Diluted Share
GAAP net income from continuing operations, as reported	$11,012	$0.44	$18,988	$0.74	$30,460	$1.24	$37,096	$1.44
Adjustment:
Convertible notes non-cash interest and issuance cost amortization, net of tax	529	$0.02	—	—	1,000	$0.04	—	—
Acquisition related legal and advisory fees, net of tax	4,205	$0.17	2,251	$0.09	4,980	$0.20	2,567	$0.10
Acquisition related integration and severance costs, and consulting fees, net of tax	3,304	$0.13	—	—	3,304	$0.13	—	—
Acquisition related other expenses, net of tax	2,198	$0.09	—	—	2,198	$0.09	—	—

Adjusted income from continuing operations	$21,248	$0.85	$21,239	$0.83	$41,942	$1.70	$39,663	$1.54

Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, stock-based compensation expenses, portfolio amortization, one-time charges, and acquisition related expenses), which is materially similar to a financial measure contained in covenants used in our revolving credit and term loan facility, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP net income, as reported	$11,012	$16,596	$30,460	$28,002
Adjustments:
Loss from discontinued operations, net of tax	—	2,392	—	9,094
Interest expense	7,482	6,497	14,336	12,012
Provision for income taxes	7,267	12,846	19,838	24,506
Depreciation and amortization	2,158	1,420	4,004	2,660
Amount applied to principal on receivable portfolios	131,044	101,813	260,531	206,416
Stock-based compensation expense	2,179	2,539	5,180	4,805
Acquisition related legal and advisory fees	6,948	3,774	8,224	4,263
Acquisition related integration and severance costs, and consulting fees	5,455	—	5,455	—
Acquisition related other expenses	3,630	—	3,630	—

Adjusted EBITDA	$177,175	$147,877	$351,658	$291,758

Adjusted operating expenses. We have included information concerning adjusted operating expenses, excluding stock-based compensation expense, tax lien business segment operating expenses, one-time charges, and acquisition and integration related operating expenses, in order to facilitate a comparison of approximate cash costs to cash collections for the portfolio purchasing and recovery business in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GAAP total operating expenses, as reported	$126,238	$102,809	$232,110	$194,203
Adjustments:
Stock-based compensation expense	(2,179)	(2,539)	(5,180)	(4,805)
Tax lien business segment operating expenses	(3,504)	(1,513)	(6,526)	(1,513)
Acquisition related legal and advisory fees	(6,948)	(3,774)	(8,224)	(4,263)
Acquisition related integration and severance costs, and consulting fees	(5,455)	—	(5,455)	—

Adjusted operating expenses	$108,152	$94,983	$206,725	$183,622

Comparison of Results of Operations

Revenues

Our revenues consist primarily of portfolio revenue and interest income net of related interest expense from receivables secured by property tax liens.

Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the Internal Rate of Return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Interest income, net of related interest expense represents net interest income on receivables secured by property lien taxes.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended June 30, 2013					As of June 30, 2013

	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,836	$4,743	60.5%	$3,095	3.2%	$—	100.0
2005	114	6	5.3%	—	0.0%	—	5.7%
2006	2,518	902	35.8%	57	0.6%	4,856	5.1%
2007	3,270	1,400	42.8%	237	0.9%	7,333	5.5%
2008	11,525	6,415	55.7%	285	4.3%	24,565	7.6%
2009	21,698	13,684	63.1%	—	9.2%	30,658	12.7%
2010	42,374	26,205	61.8%	—	17.7%	71,433	10.6%
2011	60,511	34,535	57.1%	—	23.3%	138,462	7.4%
2012	93,093	42,142	45.3%	—	28.4%	357,596	3.6%
2013	35,449	18,318	51.7%	—	12.4%	461,795	4.2%

Total	$278,388	$148,350	53.3%	$3,674	100.0%	$1,096,698	5.1%

	Three Months Ended June 30, 2012					As of June 30, 2012

	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$7,107	$6,126	86.2%	$981	4.5%	$—	—
2005	3,205	1,037	32.4%	1,053	0.8%	5,000	5.7%
2006	3,406	2,141	62.9%	(876)	1.6%	12,869	5.1%
2007	4,575	2,361	51.6%	333	1.7%	14,079	5.1%
2008	15,567	8,432	54.2%	(329)	6.1%	42,512	6.0%
2009	29,819	17,348	58.2%	—	12.6%	64,115	8.0%
2010	58,769	34,995	59.5%	—	25.4%	140,057	7.5%
2011	80,391	42,524	52.9%	—	30.9%	252,702	5.1%
2012	37,705	22,605	60.0%	—	16.4%	338,525	3.0%

Total	$240,544	$137,569	57.2%	$1,162	100.0%	$869,859	5.4%

	Six Months Ended June 30, 2013					As of June 30, 2013

	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$13,448	$9,405	69.9%	$4044	3.3%	$—	—
2005	2,364	239	10.1%	10	0.1%	—	5.7%
2006	5,021	2,042	40.7%	(402)	0.7%	4,856	5.1%
2007	6,648	2,954	44.4%	580	1.0%	7,333	5.5%
2008	23,639	13,446	56.9%	448	4.7%	24,565	7.6%
2009	44,930	28,379	63.2%	—	9.8%	30,658	12.7%
2010	87,598	54,597	62.3%	—	18.9%	71,433	10.6%
2011	127,747	70,883	55.5%	—	24.6%	138,462	7.4%
2012	197,265	85,437	43.3%	—	29.7%	357,596	3.6%
2013	39,898	20,645	51.7%	—	7.2%	461,795	4.2%

Total	$548,558	$288,027	52.5%	$4,680	100.0%	$1,096,698	5.1%

	Six Months Ended June 30, 2012					As of June 30, 2012

	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$14,172	$12,158	85.8%	$2,015	4.6%	$—	—
2005	6,636	2,356	35.5%	975	0.9%	5,000	5.7%
2006	7,175	4,646	64.8%	(1,996)	1.8%	12,869	5.1%
2007	9,625	5,098	53.0%	124	1.9%	14,079	5.1%
2008	32,880	17,477	53.2%	(329)	6.6%	42,512	6.0%
2009	62,397	38,086	61.0%		14.4%	64,115	8.0%
2010	122,765	72,093	58.7%	—	27.3%	140,057	7.5%
2011	165,611	84,448	51.0%	—	31.9%	252,702	5.1%
2012	50,291	27,985	55.6%	—	10.6%	338,525	3.0%

Total	$471,552	$264,347	56.1%	$789	100.0%	$869,859	5.4%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $156.1 million during the three months ended June 30, 2013, an increase of $14.9 million, or 10.5%, compared to total revenues of $141.2 million during the three months ended June 30, 2012. Total revenues were $300.7 million during the six months ended June 30, 2013, an increase of $33.0 million, or 12.3%, compared to total revenues of $267.7 million during the three months ended June 30, 2012.

Accretion revenue from our portfolio purchasing and recovery segment was $152.0 million during the three months ended June 30, 2013, an increase of $13.3 million, or 9.6%, compared to revenue of $138.7 million during the three months ended June 30, 2012. Portfolio revenue was $292.7 million during the six months ended June 30, 2013, an increase of $27.6 million, or 10.4%, compared to portfolio revenue of $265.1 million during the six months ended June 30, 2012. The increase in portfolio revenue during the three and six months ended June 30, 2013, was primarily the result of additional accretion revenue associated with a higher portfolio balance during the three and six months ended June 30, 2013 compared to the same periods of the prior year. During the three months ended June 30, 2013, we recorded a net portfolio allowance reversal of $3.7 million, compared to a net portfolio allowance reversal of $1.2 million during the three months ended June 30, 2012. During the six months ended June 30, 2013, we recorded a net portfolio allowance reversal of $4.7 million, compared to a net portfolio allowance reversal of $0.8 million during the six months ended June 30, 2012.

Net interest income from our tax lien business segment was $3.7 million and $7.3 million for the three and six months ended June 30, 2013. Net interest income from our tax lien business segment was $2.3 million for the period from acquisition (May 8, 2012) through June 30, 2012.

Operating Expenses

Total operating expenses were $126.2 million during the three months ended June 30, 2013, an increase of $23.4 million, or 22.8%, compared to total operating expenses of $102.8 million during the three months ended June 30, 2012.

Total operating expenses were $232.1 million during the six months ended June 30, 2013, an increase of $37.9 million, or 19.5%, compared to total operating expenses of $194.2 million during the six months ended June 30, 2012.

Operating expenses are explained in more detail as follows:

Salaries and employee benefits

Salaries and employee benefits increased $7.8 million, or 30.9%, to $33.0 million during the three months ended June 30, 2013, from $25.2 million during the three months ended June 30, 2012. The increase was primarily the result of increases in headcount and related compensation expense to support the growth in our portfolio purchasing and recovery business, the AACC Merger, and the acquisition of Propel. Salaries and employee benefits related to our internal legal channel were approximately $3.2 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively.

Salaries and employee benefits increased $14.3 million, or 30.1%, to $61.8 million during the six months ended June 30, 2013, from $47.5 million during the six months ended June 30, 2012. The increase was primarily the result of increases in headcount and related compensation expense to support the growth in our portfolio purchasing and recovery business, the AACC Merger, and the acquisition of Propel. Salaries and employee benefits related to our internal legal channel were approximately $6.0 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively.

Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Salaries and employee benefits:
Portfolio purchasing and recovery	$31,534	$24,502	$58,948	$46,806
Tax lien business	1,435	688	2,853	688

	$32,969	$25,190	$61,801	$47,494

Cost of legal collections – Portfolio purchasing and recovery

The cost of legal collections increased $3.5 million, or 8.4%, to $44.5 million during the three months ended June 30, 2013, compared to $41.0 million during the three months ended June 30, 2012. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation. The increase in the cost of legal collections was primarily the result of an increase of $18.8 million, or 16.4%, in gross collections through our legal channel. Gross legal collections were $133.7 million during the three months ended June 30, 2013, up from $114.9 million collected during the three months ended June 30, 2012. The cost of legal collections, decreased as a percentage of gross collections through this channel to 33.3% during the three months ended June 30, 2013 from 35.7% during the same period in the prior year. This decrease was primarily due to increased collections in our internal legal channel for which we do not pay a commission.

The cost of legal collections increased $7.0 million, or 8.9%, to $86.7 million during the six months ended June 30, 2013, compared to $79.7 million during the six months ended June 30, 2012. The increase in the cost of legal collections was primarily the result of an increase of $31.6 million, or 14.0%, in gross collections through our legal channel. Gross legal collections were $256.0 million during the six months ended June 30, 2013, up from $224.4 million collected during the six months ended June 30, 2012. The cost of legal collections, decreased as a percentage of gross collections through this channel to 33.9% during the six months ended June 30, 2013 from 35.5% during the same period in the prior year. This decrease was primarily due to increased collections in our internal legal channel for which we do not pay a commission.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,

	2013		2012		2013		2012
Collections:
Collections – legal outsourcing	$116,936	87.5%	$110,552	96.2%	$229,578	89.7%	$217,254	96.8%
Collections – internal legal	16,746	12.5%	4,324	3.8%	26,377	10.3%	7,194	3.2%

Total collections – legal networks	$133,682	100.0%	$114,876	100.0%	$255,955	100.0%	$224,448	100.0%

Costs:
Commissions – legal outsourcing	$30,340	25.9%	$28,273	25.6%	$59,150	25.8%	$55,840	25.7%
Court cost expense – legal outsourcing (1)	9,344		10,694		19,359		19,941
Court cost expense – internal legal (1)	3,915		1,465		6,430		2,707
Other(2)	884		592		1,802		1,171

Total direct costs – legal networks(3)	$44,483	33.3%	$41,024	35.7%	$86,741	33.9%	$79,659	35.5%

(1)

We advance certain out-of-pocket court costs and capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.

(2)	Other costs consist of costs related to counter claims and legal network subscription fees.
(3)	Total direct costs – legal networks do not include internal legal channel employee salaries and benefits, and other related direct operating expenses.

Other operating expenses

Other operating expenses increased $1.4 million, or 11.0%, to $13.8 million during the three months ended June 30, 2013, from $12.4 million during the three months ended June 30, 2012. The increase was primarily the result of an increase of $0.7 million in telephone expenses, an increase in Propel’s other operating expenses of $0.5 million due to a full quarter of their expenses compared to a partial quarter in 2012 (from the acquisition date of May 8, 2012 through June 30, 2012), and a net increase in various other operating expenses of $0.2 million, primarily to support our growth.

Other operating expenses increased $3.0 million, or 12.6%, to $27.0 million during the six months ended June 30, 2013, from $24.0 million during the six months ended June 30, 2012. The increase was primarily the result of an increase in Propel other operating expenses of $1.5 million due to a full six months of their expenses compared to a partial period in 2012 (from the acquisition date of May 8, 2012 through June 30, 2012), an increase of $1.0 million in telephone expenses, and a net increase in various other operating expenses of $0.5 million, primarily to support our growth.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other operating expenses:
Portfolio purchasing and recovery	$12,681	$11,857	$24,992	$23,455
Tax lien transfer	1,116	570	2,070	570

	$13,797	$12,427	$27,062	$24,025

Collection agency commissions – Portfolio purchasing and recovery

During the three months ended June 30, 2013, we incurred $5.2 million in commissions to third party collection agencies, or 18.8% of the related gross collections of $27.9 million, compared to $4.2 million in commissions, or 29.7%, of the related gross collections of $14.0 million, during the three months ended June 30, 2012. During the three months ended June 30, 2013, we experienced an increase in collection agency collections as a result of increased purchases of bankruptcy portfolios, which are primarily serviced by an outside service provider. During the period, the commission rate decreased as compared to the prior year due to bankruptcy commission rates being lower than commission rates on non-bankruptcy portfolios.

During the six months ended June 30, 2013, we incurred $8.6 million in commissions to third party collection agencies, or 17.4% of the related gross collections of $49.2 million, compared to $8.1 million in commissions, or 31.7%, of the related gross collections of $25.6 million, during the six months ended June 30, 2012. As discussed above, the decrease in the net commission rate as a percentage of the related gross collections was primarily due to the lower commission rates on purchased bankruptcy receivable portfolios.

General and administrative expenses

General and administrative expenses increased $9.0 million, or 48.5%, to $27.6 million during the three months ended June 30, 2013, from $18.6 million during the three months ended June 30, 2012. The increase was the result of an increase in acquisition and integration related costs of $5.4 million, an increase in IT consulting and other IT expenses of $0.8 million, an increase in building rent of $0.7 million, an increase in general and administrative expenses related to Propel of $0.5 million due to a full quarter of their expenses compared to a partial quarter in 2012 (from the acquisition date of May 8, 2012 through June 30, 2012), and a net increase in other general and administrative expenses of $1.6 million.

General and administrative expenses increased $11.7 million, or 36.3%, to $43.9 million during the six months ended June 30, 2013, from $32.2 million during the three months ended June 30, 2012. The increase was the result of an increase in acquisition related costs of $6.2 million, an increase in IT consulting and other IT expenses of $3.0 million, an increase in building rent of $1.1 million, an increase in general and administrative expenses related to Propel of $1.1 million due to a full six months of their expenses compared to a partial period in 2012 (from the acquisition date of May 8, 2012 through June 30, 2012), and a net increase in other general and administrative expenses of $0.3 million.

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative expenses:
Portfolio purchasing and recovery	$26,864	$18,327	$42,556	$31,985
Tax lien business	737	255	1,387	255

	$27,601	$18,582	$43,943	$32,240

Depreciation and amortization

Depreciation and amortization expense increased $0.8 million, or 52.0%, to $2.2 million during the three months ended June 30, 2013, from $1.4 million during the three months ended June 30, 2012. Depreciation and amortization expense increased $1.3 million, or 50.5%, to $4.0 million during the six months ended June 30, 2013, from $2.7 million during the six months ended June 30, 2012. The increases during the three and six months ended June 30, 2013 were primarily related to increased depreciation expenses resulting from our acquisition of fixed assets in recent periods.

Cost per Dollar Collected – Portfolio purchasing and recovery

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended June 30,
	2013				2012
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites(1)	$116,853	$7,173	6.1%	2.6%	$111,641	$6,649	6.0%	2.8%
Legal outsourcing	116,936	40,309	34.5%	14.5%	110,552	39,559	35.8%	16.5%
Internal legal(2)	16,746	9,132	54.5%	3.3%	4,324	3,696	85.5%	1.5%
Collection agency outsourcing	27,853	5,230	18.8%	1.9%	14,043	4,166	29.7%	1.7%
Other indirect costs(3)	—	46,308	—	16.6%	—	40,913	—	17.0%

Total	$278,388	$108,152(4)		38.8%	$240,560	$94,983(4)		39.5%

	Six Months Ended June 30,
	2013				2012
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites(1)	$243,415	$14,416	5.9%	2.6%	$221,511	$13,125	5.9%	2.8%
Legal outsourcing	229,578	80,051	34.9%	14.6%	217,254	76,952	35.4%	16.3%
Internal legal(2)	26,377	15,699	59.5%	2.9%	7,194	6,775	94.2%	1.4%
Collection agency outsourcing	49,188	8,559	17.4%	1.6%	25,629	8,125	31.7%	1.7%
Other indirect costs(3)	—	88,000	—	16.0%	—	78,645	—	16.7%

Total	$548,558	$206,725(4)		37.7%	$471,588	$183,622(4)		38.9%

(1)	Cost in collection sites represents only account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)	Cost in internal legal channel represents court cost expensed, internal legal channel employee salaries and benefits, and other related direct operating expenses.
(3)	Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization.
(4)

Represents all operating expenses, excluding stock-based compensation expense, tax lien business segment operating expenses, one-time charges, and acquisition related expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the “Non-GAAP Disclosure” section for further details.

During the three months ended June 30, 2013, cost per dollar collected decreased by 70 basis points to 38.8% of gross collections from 39.5% of gross collections during the three months ended June 30, 2012. This decrease was due to several factors, including:

•

The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections, decreased slightly to 2.6% during the three months ended June 30, 2013, from 2.8% during the three months ended June 30, 2012 and, as a percentage of our site collections, remained relatively consistent compared to the same period of 2012. The slight decrease in cost as a percentage of total collections, through our collection sites, was primarily due to the lower purchasing volumes in the first and second quarters of 2013. In anticipation of the large portfolio acquired as part of the AACC Merger, we deliberately reduced our purchasing volumes in the first half of 2013.

•

The cost of legal collections through our legal outsourcing channel, as a percentage of total collections, decreased to 14.5% during the three months ended June 30, 2013, from 16.5% during the three months ended June 30, 2012 and, as a percentage of channel collections, decreased to 34.5% from 35.8% compared to the same period of 2012. These decreases were primarily related to improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations. These improvements resulted in an increase in our court cost recovery rate and an offsetting decrease in court cost expense.

•

Other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections, decreased 40 basis points, to 16.6% for the three months ended June 30, 2013, from 17.0% for the three months ended June 30, 2012. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The decrease in cost per dollar collected was due to collections increasing at a rate faster than the increase in other indirect costs as we continue to leverage our indirect costs over a larger base of collections.

The decrease in cost per dollar collected was partially offset by:

•

The cost of legal collections through our internal legal channel, as a percentage of total collections, increased to 3.3% during the three months ended June 30, 2013, from 1.5% during the three months ended June 30, 2012 and, as a percentage of channel collections, decreased to 54.5% during the three months ended June 30, 2013, from 85.5% during the three months ended June 30, 2012. The increase in cost as a percentage of total collections through our internal legal channel was primarily due to increased collections from this channel as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to increased productivity as we continue to ramp up our internal legal platform.

•

Collection agency commissions, as a percentage of total collections, increased slightly to 1.9% during the three months ended June 30, 2013, from 1.7% during the same period in the prior year. Our collection agency commission rate decreased to 18.8% during the three months ended June 30, 2013, from 29.7% during the same period in the prior year. During the three months ended June 30, 2013, we experienced an increase in collection agency collections as a result of increased purchases of bankruptcy portfolios, which are primarily serviced by an outside service provider. During the same period, the commission rate decreased as compared to the prior year, primarily due to bankruptcy commission rates being lower than commission rates on non-bankruptcy portfolios.

During the six months ended June 30, 2013, cost per dollar collected decreased by 120 basis points to 37.7% of gross collections from 38.9% of gross collections during the six months ended June 30, 2012. This decrease was due to several factors, including:

•

The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections, decreased slightly to 2.6% during the six months ended June 30, 2013, from 2.8% during the six months ended June 30, 2012 and, as a percentage of our site collections, remained relatively consistent compared to the same period of 2012. The slight decrease in cost as a percentage of total collections, through our collection sites, was primarily due to the lower purchasing volumes in the first and second quarters of 2013. In anticipation of the large portfolio acquired as part of the AACC Merger, we deliberately reduced our purchasing volumes in the first half of 2013.

•

The cost of legal collections through our legal outsourcing channel, as a percentage of total collections, decreased to 14.6% during the six months ended June 30, 2013, from 16.3% during the six months ended June 30, 2012 and, as a percentage of channel collections, decreased to 34.9% from 35.4% compared to the same period of 2012. These decreases were primarily related to improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations. These improvements resulted in an increase in our court cost recovery rate and an offsetting decrease in court cost expense.

•

Collection agency commissions, as a percentage of total collections, decreased slightly to 1.6% during the six months ended June 30, 2013, from 1.7% during the same period in the prior year. Our collection agency commission rate decreased to 17.4% during the six months ended June 30, 2013, from 31.7% during the same period in the prior year. During the six months ended June 30, 2013, we experienced an increase in collection agency collections as a result of increased purchases of bankruptcy portfolios, which are primarily serviced by an outside service provider. During the same period, the commission rate decreased as compared to the prior year, primarily due to bankruptcy commission rates being lower than commission rates on non-bankruptcy portfolios.

•

Other indirect costs as a percentage of total collections, decreased 70 basis points, to 16.0% for the six months ended June 30, 2013, from 16.7% for the six months ended June 30, 2012. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The decrease in cost per dollar collected was due to collections increasing at a rate faster than the increase in other indirect costs as we continue to leverage our indirect costs over a larger base of collections.

The decrease in cost per dollar collected was partially offset by:

•

The cost of legal collections through our internal legal channel, as a percentage of total collections, increased to 2.9% during the six months ended June 30, 2013, from 1.4% during the six months ended June 30, 2012 and, as a percentage of channel collections, decreased to 59.5% during the six months ended June 30, 2013, from 94.2% during the six months ended June 30, 2012. The increase in cost of total collections through our internal legal channel was primarily due to increased collections from this channel as a percentage of total collections. The decrease in cost of channel collections was primarily due to increased productivity as we continue to ramp up our internal legal platform.

Prior to the AACC Merger, AACC’s cost per dollar collected had historically been higher than our cost per dollar collected. Therefore, we initially expect an increase in the cost per dollar collected of our combined organizations. We expect our combined organization to be operated at our lower cost-to-collect within the next three to four quarters.

Interest Expense – Portfolio purchasing and recovery

Interest expense increased $1.0 million, or 15.2%, to $7.5 million during the three months ended June 30, 2013, from $6.5 million during the three months ended June 30, 2012. Interest expense increased $2.3 million, or 19.3%, to $14.3 million during the six months ended June 30, 2013, from $12.0 million during the six months ended June 30, 2012.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Stated interest on debt obligations	$5,759	$5,932	$(173)	(2.9)%
Amortization of loan fees and other loan costs	1,012	565	447	79.1%
Amortization of debt discount—convertible notes	711	—	711	—

Total interest expense	$7,482	$6,497	$985	15.2%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Stated interest on debt obligations	$11,237	$10,981	$256	2.3%
Amortization of loan fees and other loan costs	1,782	1,031	751	72.8%
Amortization of debt discount—convertible notes	1,317	—	1,317	—

Total interest expense	$14,336	$12,012	$2,324	19.3%

The increase in interest expense for the three and six months ended June 30, 2013 was primarily due to higher outstanding debt balances and increased amortization of debt discount and loan fees related to our convertible senior notes.

Provision for Income Taxes

During the three months ended June 30, 2013, we recorded an income tax provision of $7.3 million, reflecting an effective rate of 39.8% of pretax income from continuing operations. The effective tax rate for the three months ended June 30, 2013 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a blended provision for state taxes of 6.6%, and a provision due to permanent book and tax difference of 0.5%.

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

During the six months ended June 30, 2013, we recorded an income tax provision of $19.8 million, reflecting an effective rate of 39.4% of pretax income from continuing operations. The effective tax rate for the six months ended June 30, 2013 primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.6%, and a provision due to permanent book and tax difference of 0.1%.

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

Supplemental Performance Data – Portfolio purchasing and recovery

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of	Purchase	Cumulative Collections through June 30, 2013
Purchase	Price(1)	<2004	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total(2)	CCM(3)

Charged-off consumer receivables:
<1999	$41,117	$133,727	$4,202	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$58	$144,069	3.5
1999	48,712	76,104	8,654	5,157	3,513	1,954	1,149	885	590	487	345	133	98,971	2.0
2000	6,153	21,580	2,293	1,323	1,007	566	324	239	181	115	103	61	27,792	4.5
2001	38,185	108,453	28,551	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	395	186,716	4.9
2002	61,490	118,549	62,282	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	942	297,121	4.8
2003	88,496	59,038	86,958	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	1,574	335,245	3.8
2004	101,316	—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	1,834	259,266	2.6
2005	192,585	—	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	5,159	478,800	2.5
2006	141,027	—	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	5,136	312,383	2.2
2007	204,066	—	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	11,400	480,063	2.4
2008	227,785	—	—	—	—	—	69,049	165,164	127,799	87,850	59,507	23,782	533,151	2.3
2009	253,314	—	—	—	—	—	—	96,529	206,773	164,605	111,569	45,000	624,476	2.5
2010	346,090	—	—	—	—	—	—	—	125,465	284,541	215,088	84,426	709,520	2.1
2011	382,864	—	—	—	—	—	—	—	—	122,224	300,536	127,706	550,466	1.4
2012	476,731	—	—	—	—	—	—	—	—	—	186,472	180,634	367,106	0.8
2013	441,530	—	—	—	—	—	—	—	—	—	—	39,100	39,100	0.1

Subtotal	$3,051,461	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,006	$755,392	$939,746	$527,340	$5,444,245	1.8

Purchased bankruptcy receivables:
2010	$11,975	$—	$—	$—	$—	$—	$—	$—	$388	$4,247	$5,598	$3,190	$13,423	1.1
2011	1,642	—	—	—	—	—	—	—	—	1,372	1,413	599	3,384	2.1
2012	83,445	—	—	—	—	—	—	—	—	—	1,249	16,631	17,880	0.2
2013	39,985	—	—	—	—	—	—	—	—	—	—	798	798	0.0

Subtotal	$137,047	$—	$—	$—	$—	$—	$—	$—	$388	$5,619	$8,260	$21,218	$35,485	0.3

Total	$3,188,508	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$548,558	$5,479,730	1.7

(1)

Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2013, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2013—collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections(3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
<2006	$578,054	$1,827,980	$9,027	$1,837,007	3.2
2006	141,027	312,383	9,469	321,852	2.3
2007	204,066	480,063	24,535	504,598	2.5
2008	227,785	533,151	61,081	594,232	2.6
2009	253,314	624,476	126,044	750,520	3.0
2010	346,090	709,520	262,992	972,512	2.8
2011	382,864	550,466	402,344	952,810	2.5
2012	476,731	367,106	609,172	976,278	2.0
2013	441,530	39,100	1,088,634	1,127,734	2.6

Subtotal	$3,051,461	$5,444,245	$2,593,298	$8,037,543	2.6

Purchased bankruptcy receivables:
2010	$11,975	$13,423	$9,386	$22,809	1.9
2011	1,642	3,384	769	4,153	2.5
2012	83,445	17,880	80,225	98,105	1.2
2013	39,985	798	57,233	58,031	1.5

Subtotal	$137,047	$35,485	$147,613	$183,098	1.3

Total	$3,188,508	$5,479,730	$2,740,911	$8,220,641	2.6

(1)	Adjusted for Put-Backs and Recalls.
(2)	Cumulative collections from inception through June 30, 2013, excluding collections on behalf of others.
(3)	Estimated remaining collections for charged off consumer receivables includes $102.7 million related to accounts that converted to bankruptcy after purchase.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	>2022	Total
Charged-off consumer receivables:
<2006	$3,949	$3,817	$1,256	$5	$—	$—	$—	$—	$—	$—	$9,027
2006	3,375	3,998	1,492	604	—	—	—	—	—	—	9,469
2007	8,437	9,206	3,844	2,065	983	—	—	—	—	—	24,535
2008	16,036	21,601	12,739	6,142	3,236	1,327	—	—	—	—	61,081
2009	27,224	40,600	26,861	16,323	8,502	4,698	1,836	—	—	—	126,044
2010	51,937	79,029	57,008	34,102	21,446	10,154	6,565	2,751	—	—	262,992
2011	80,393	126,006	83,805	51,435	29,516	15,947	7,920	5,307	2,015	—	402,344
2012	116,281	191,344	124,455	75,122	44,489	25,577	15,083	8,646	6,141	2,034	609,172
2013	133,173	298,020	233,624	152,604	99,315	67,270	46,271	28,165	17,053	13,139	1,088,634

Subtotal	$440,805	$773,621	$545,084	$338,402	$207,487	$124,973	$77,675	$44,869	$25,209	$15,173	$2,593,298

Purchased bankruptcy receivables:
2010	$2,504	$3,847	$2,372	$663	$—	$—	$—	$—	$—	$—	$9,386
2011	428	234	64	40	3	—	—	—	—	—	769
2012	13,369	24,593	20,032	13,040	6,984	2,207	—	—	—	—	80,225
2013	8,726	19,465	16,482	9,547	2,891	122	—	—	—	—	57,233

Subtotal	$25,027	$48,139	$38,950	$23,290	$9,878	$2,329	$—	$—	$—	$—	$147,613

Total	$465,832	$821,760	$584,034	$361,692	$217,365	$127,302	$77,675	$44,869	$25,209	$15,173	$2,740,911

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond our collection forecasts.
(2)	Estimated remaining collections for charged off consumer receivables includes $102.7 million related to accounts that converted to bankruptcy after purchase.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2013	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
2006	$4,856	$141,027	3.4%	0.5%
2007	7,333	204,066	3.6%	0.7%
2008	24,565	227,785	10.8%	2.5%
2009	30,658	253,314	12.1%	3.1%
2010	65,969	346,090	19.1%	6.7%
2011	138,335	382,864	36.1%	14.1%
2012	288,435	476,731	60.5%	29.4%
2013	421,942	441,530	95.6%	43.0%

Subtotal	$982,093	$2,473,407	39.7%	100.0%

Purchased bankruptcy receivables:
2010	$5,464	$11,975	45.6%	4.8%
2011	127	1,642	7.7%	0.1%
2012	69,161	83,445	82.9%	60.3%
2013	39,853	39,985	99.7%	34.8%

Subtotal	$114,605	$137,047	83.6%	100.0%

Total	$1,096,698	$2,610,454	42.0%

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

The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended June 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$801,525	$—	$—	$801,525
Purchases of receivable portfolios(1)	423,113	—	—	423,113
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(269,710)	(842)	(7,836)	(278,388)
Put-backs and recalls	(1,543)	(31)	(2)	(1,576)
Revenue recognized	143,607	—	4,743	148,350
Portfolio allowances reversals, net	579	—	3,095	3,674

Balance, end of period	$1,090,922	$5,776	$—	$1,096,698

Revenue as a percentage of collections(3)	53.2%	0.0%	60.5%	53.3%

	Three Months Ended June 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$741,580	$—	$—	$741,580
Purchases of receivable portfolios(1)	230,983	—	—	230,983
Gross collections(2)	(233,437)	—	(7,107)	(240,544)
Put-backs and recalls	(891)	—	—	(891)
Revenue recognized	131,443	—	6,126	137,569
Portfolio allowances reversals, net	181	—	981	1,162

Balance, end of period	$869,859	$—	$—	$869,859

Revenue as a percentage of collections(3)	56.3%	0.0%	86.2%	57.2%

	Six Months Ended June 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios(1)	481,884	—	—	481,884
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(534,269)	(842)	(13,447)	(548,558)
Put-backs and recalls	(2,421)	(31)	(2)	(2,454)
Revenue recognized	278,622	—	9,405	288,027
Portfolio allowances reversals, net	636	—	4,044	4,680

Balance, end of period	$1,090,922	$5,776	$—	$1,096,698

Revenue as a percentage of collections(3)	52.2%	0.0%	69.9%	52.5%

	Six Months Ended June 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios(1)	361,446	—	—	361,446
Gross collections(2)	(457,380)	—	(14,172)	(471,552)
Put-backs and recalls	(1,625)	—	—	(1,625)
Revenue recognized	252,189	—	12,158	264,347
(Portfolio allowances) portfolio allowance reversals, net	(1,225)	—	2,014	789

Balance, end of period	$869,859	$—	$—	$869,859

Revenue as a percentage of collections(3)	55.1%	0.0%	85.8%	56.1%

(1)	Purchases of portfolio receivables for the three and six month periods ended June 30, 2013 include $381.2 million acquired in connection with the AACC Merger.
(2)	Does not include amounts collected on behalf of others.
(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

As of June 30, 2013, we had $1.1 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Year Ended December 31,	Charged-off Consumer Receivables	Purchased Bankruptcy Receivables	Total Amortization
2013(1)	$126,551	$16,165	$142,716
2014	270,978	35,153	306,131
2015	227,466	31,720	259,186
2016	147,721	20,482	168,203
2017	99,231	9,182	108,413
2018	60,638	1,904	62,542
2019	38,280	—	38,280
2020	11,227	—	11,227

Total	$982,092	$114,606	$1,096,698

(1)	2013 amount consists of six months data from July 1, 2013 to December 31, 2013.

Headcount by Function by Geographical Location

The following table summarizes our headcount by function by geographical location:

	Headcount as of June 30,
	2013		2012
	Domestic	International	Domestic	International
General & Administrative	1,115	635	521	487
Account Manager	442	1,338	215	1,382
Bankruptcy Specialist	—	—	—	73

	1,557	1,973	736	1,942

Gross Collections by Account Manager

The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross collections—collection sites	$116,853	$111,641	$243,415	$221,511
Average active Account Manager	1,583	1,459	1,584	1,345
Collections per average active Account Manager(1)	$73.8	$76.5	$153.7	$164.7

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

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross collections—collection sites	$116,853	$111,641	$243,415	$221,511
Total hours paid	719	611	1,447	1,154
Collections per hour paid(1)	$162.5	$182.7	$168.2	$192.0

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

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross collections—collection sites	$116,853	$111,641	$243,415	$221,511
Direct cost(1)	$7,173	$6,649	$14,416	$13,125
Cost per dollar collected	6.1%	6.0%	5.9%	5.9%

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$7,173	$6,649	$14,416	$13,125
Non-collection site salaries and employee benefits(2)	22,182	15,314	39,352	28,876

Subtotal	29,355	21,963	53,768	42,001
Tax lien business	1,435	688	2,853	688

	$30,790	$22,651	$56,621	$42,689

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)

Includes internal legal channel salaries and employee benefits of $3.2 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and internal legal channel salaries and employee benefits of $6.0 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively.

Purchases by Quarter

The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2010	839	$2,112,332	$81,632
Q2 2010	1,002	2,245,713	83,336
Q3 2010	1,101	2,616,678	77,889
Q4 2010	1,206	3,882,646	119,100
Q1 2011	1,243	2,895,805	90,675
Q2 2011	1,477	2,998,564	93,701
Q3 2011	1,633	2,025,024	65,731
Q4 2011	2,776	3,782,595	136,743
Q1 2012	2,132	2,902,409	130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771
Q2 2013(1)	23,887	68,906,743	423,113

(1)	Includes $381.2 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.

Liquidity and Capital Resources

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, convertible debt offerings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$11,251	$44,605
Net cash used in investing activities	(202,723)	(347,806)
Net cash provided by financing activities	396,133	310,168

On May 9, 2013, we exercised the remaining $180.0 million of our accordion feature and entered into an amendment to our revolving credit facility and term loan facility (the “Credit Facility”), restating the Credit Facility in its entirety (the “Restated Credit Agreement”). The Restated Credit Amendment reset the accordion feature to $200.0 million and added new lenders. In conjunction with the amendment, we exercised $37.5 million of the new accordion feature. This $37.5 million exercise, when combined with the $180.0 million exercise, increased the aggregate revolving loan commitment by $217.5 million, from $595.0 million to $812.5 million. This combined $217.5 million exercise included a $168.9 million increase to the revolving credit facility tranche, increasing the aggregate revolving loan commitment to $613.9 million, and a $48.6 million term loan facility tranche, with a six-month maturity, expiring November 2013. Including the remaining accordion feature, the maximum amount that can be borrowed under the Credit Facility is $975.0 million.

The Restated Credit Agreement also allowed for the AACC Merger, included a basket to allow for investments in unrestricted subsidiaries and increased the subordinated debt basket to $300.0 million. On May 29, 2013, we entered into an amendment to the Restated Credit Agreement which, among other things, allowed the Company to consummate the Cabot Acquisition.

On May 9, 2013, in addition to its existing $160.0 million syndicated loan facility (the “Propel TLT Facility”), our subsidiary Propel entered into a $100.0 million revolving credit facility (the “Propel TLC Facility”). The Propel TLC Facility is used to purchase tax lien certificates from taxing authorities.

On June 24, 2013, we sold $150.0 million in aggregate principal amount of 3.00% convertible senior notes due July 1, 2020 in a private placement transaction. On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million of the convertible senior notes, which resulted in an aggregate principal amount of $172.5 million of the convertible senior notes outstanding (collectively, the “2013 Convertible Notes”).

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement. All of our tax lien transfers are funded with cash from Propel operations and borrowings under the Propel TLT Facility. All of our tax lien certificate purchases are funded with cash from Propel operations and borrowings under the Propel TLC Facility. See Note 11 “Debt” to our unaudited condensed consolidated financial statements for a further discussion of our debt.

Share Repurchase Program

Subject to compliance with the Credit Agreement, we were authorized by our Board of Directors to repurchase up to $50.0 million of Encore’s common stock. We repurchased the entire $50.0 million of common stock authorized under this program during the fourth quarter of 2012 and in January 2013.

Operating Cash Flows

Net cash provided by operating activities was $11.3 million and $44.6 million during the six months ended June 30, 2013 and 2012, respectively.

Cash provided by operating activities during the six months ended June 30, 2013, was primarily related to net income of $30.5 million and various non-cash add backs in operating activities and changes in operating assets and liabilities, net of an income tax payment of $40.5 million. Cash provided by operating activities during the six months ended June 30, 2012, was primarily related to net income of $28.0 million and a $10.4 million non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension.

Investing Cash Flows

Net cash used in investing activities was $202.7 million and $347.8 million during the six months ended June 30, 2013 and 2012, respectively.

The cash flows used in investing activities during the six months ended June 30, 2013, were primarily related to cash paid for the AACC Merger, net of cash acquired of $293.3 million, receivable portfolio purchases (excluding the portfolios acquired from the

AACC Merger of $381.2 million) of $100.7 million, and originations of receivables secured by tax liens of $88.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $260.5 million and collections applied to our receivables secured by tax liens of $27.1 million. The cash flows used in investing activities during the six months ended June 30, 2012, were primarily related to receivable portfolio purchases of $361.4 million, cash paid for our Propel Acquisition, net of cash acquired of $186.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $207.2 million.

Capital expenditures for fixed assets acquired with internal cash flow were $5.3 million and $2.6 million for six months ended June 30, 2013 and 2012, respectively.

Financing Cash Flows

Net cash provided by financing activities was $396.1 million and $310.2 million during the six months ended June 30, 2013 and 2012, respectively.

The cash provided by financing activities during the six months ended June 30, 2013, reflects $514.1 million in borrowings under our Credit Facility, the Propel TLT and TLC Facilities, and $150.0 million in borrowings under of 2013 Convertible Senior Notes, offset by $228.2 million in repayments of amounts outstanding under our Credit Facility and the Propel TLT and TLC Facilities. The cash provided by financing activities during the six months ended June 30, 2012, reflects $383.4 million in borrowings under our Credit Facility and the Propel TLT Facility, including approximately $187.2 million borrowed for our acquisition of the Propel Entities, offset by $70.5 million in repayments of amounts outstanding under our Credit Facility.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $222.2 million as of June 30, 2013 (approximately $174.6 million of the cash and cash equivalents were used to fund the Cabot Acquisition on July 1, 2013), our access to capital markets, and availability under our credit facilities.

Our future cash needs will depend on our acquisitions of portfolios and businesses. We used cash and borrowings under our Restated Credit Agreement and our 2013 Convertible Notes to fund the Cabot Acquisition on July 1, 2013.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. At June 30, 2013, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest Rate. At June 30, 2013, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4 – Controls and Procedures

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

Changes in Internal Control over Financial Reporting

  Except as disclosed in the following paragraph, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As set forth above, we completed the AACC Merger during the second quarter of 2013. During the quarter, we began the process of integrating AACC’s systems with our systems, including our financial reporting systems. We will continue to monitor and test the integrated systems as part of the integration process and management’s annual evaluation of internal control over financial reporting.

PART II – OTHER INFORMATION

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

On March 8, 2013, March 19, 2013 and March 20, 2013, three actions entitled Shell v. Asset Acceptance Capital Corp., et. al., Neumann v. Asset Acceptance Capital Corp., et. al., and Jaluka v. Asset Acceptance Capital Corp. et. al., respectively, were filed in the Macomb County Circuit Court of the State of Michigan. On April 19, 2013, a fourth action entitled Dix v. Asset Acceptance Capital Corp. et al was filed in the Court of Chancery of the State of Delaware. These actions were brought by purported stockholders of Asset Acceptance Capital Corporation (“AACC”) against us, AACC, and certain other named entities and individuals, and allege, among other things, that we have aided and abetted AACC’s directors in breaching their fiduciary duties of care, loyalty and candor or disclosure owed to AACC stockholders. Plaintiffs in the actions sought, among other things, injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. The plaintiffs did not specify the dollar amount of damages sought in each action. On June 2, 2013, AACC entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Michigan actions and Delaware action that sets forth the parties’ agreement in principle for settlement. As explained in the MOU, without admitting any wrongdoing, AACC agreed to make certain additional disclosures related to the proposed merger, and to enter into a stipulation of settlement providing for the certification of a class, for settlement purposes only, that includes certain persons or entities who held shares of AACC common stock and the release of all asserted claims. Once the stipulation of settlement is approved by the Michigan court, which has yet to and may not occur, the attorneys for the class members intend to seek an award of attorneys’ fees and costs incurred in a total amount not to exceed $550,000, which the defendants have agreed to not oppose.

Except as set forth above and as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, there has been no material development in any of the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments, or settlements. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We continuously assess the potential liability related to our pending litigation and revise our estimates when additional information becomes available. As of June 30, 2013, we have no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to our financial statements or an estimate cannot yet be determined. Our legal costs are recorded to expense as incurred.

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

We may not be able to manage our growth effectively, including the expansion of our foreign operations.

We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the recent expansion of our foreign operations, including our recent acquisition of a controlling interest in United Kingdom and Ireland-based Cabot Credit Management Limited and our operations in India and Central and South America, subjects us to a number of additional risks and uncertainties, including:

•	changes in international laws, including regulatory and compliance requirements that could affect our business;

•	social, political or economic instability or recessions;

•	fluctuations in foreign economies and currency exchange rates;

•	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

•	the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language and cultural barriers;

•	potential disagreements with our business partners;

•	differing labor regulations and business practices; and

•	foreign tax consequences.

To support our growth and improve our international operations, we continue to make investments in infrastructure, facilities, and personnel in our operations; however, these additional investments may not be successful or our investments may not produce profitable results. If we cannot manage our growth effectively, our results of operations may be materially and adversely affected.

Risks Related to Our Convertible Notes

Our $115 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 (the “2012 Convertible Notes”), our $177.5 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 (the “2013 Convertible Notes” and together with the 2012 Convertible Notes, the “Convertible Notes”) and the guarantee (the “Guarantee”) of the 2013 Convertible Notes by our wholly owned subsidiary, Midland Credit Management, Inc. (the “Guarantor”), are effectively subordinated to our and the Guarantor’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

The Convertible Notes and the Guarantee will be effectively subordinated to claims of our and the Guarantor’s secured creditors, respectively, to the value of the assets securing those claims. In the event of our bankruptcy, liquidation, reorganization or other winding up, our and the Guarantor’s assets that secure indebtedness ranking senior in right of payment to the Convertible Notes and the Guarantee, which includes all current and future amounts outstanding under the Credit Facility, will be available to pay obligations on the Convertible Notes or make payments under the Guarantee only after the secured indebtedness has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding or to fulfill obligations under the Guarantee. The indentures governing the Convertible Notes do not prohibit us from incurring additional senior indebtedness or secured indebtedness, nor do they prohibit any of our subsidiaries, including the Guarantor, from incurring additional liabilities.

As of June 30, 2013, our total consolidated indebtedness was approximately $1.1 billion, approximately $883.9 million of which was secured indebtedness, and our non-Guarantor subsidiaries had approximately $168.7 million of secured indebtedness. The Guarantor had approximately $648.9 million of secured indebtedness (including the guarantee of amounts outstanding under the Credit Facility) that would have been effectively senior to the Convertible Notes as of June 30, 2013. The amounts presented do not include the impact of borrowings under our Restated Credit Agreement subsequent to June 30, 2013 or the exercise of the $22.5 million initial purchaser’s option under the 2013 Convertible Notes.

Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries, and accordingly, we must rely on our subsidiaries to provide us with cash in order to pay amounts due on the Convertible Notes.

The Convertible Notes are our obligations exclusively. The Convertible Notes are not guaranteed by any of our subsidiaries other than the Guarantor, who has guaranteed the 2013 Convertible Notes. Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries. Accordingly, our ability to service our indebtedness, including the Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of those subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities, and other than the Guarantor have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from our subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Federal and state laws allow courts, under certain circumstances, to void guarantees and require noteholders to return payments received from guarantors.

The 2013 Convertible Notes will be guaranteed by the Guarantor. The Guarantee may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or insolvency proceeding or a lawsuit is commenced by or on behalf of us or the Guarantor or by our unpaid creditors or the unpaid creditors of the Guarantor. Under these laws, a court could void the obligations under the Guarantee, subordinate the Guarantee of the 2013 Convertible Notes to the Guarantor’s other debt or take other action detrimental to the holders of the 2013 Convertible Notes and the Guarantee, if, among other things, the Guarantor, at the time it incurred the indebtedness evidenced by its Guarantee:

•	issued the Guarantee to delay, hinder or defraud present or future creditors;

•	received less than reasonably equivalent value or fair consideration for issuing the Guarantee at the time it issued the Guarantee;

•	was insolvent or rendered insolvent by reason of issuing the Guarantee;

•	was engaged, or about to engage, in a business or transaction for which its remaining assets constituted unreasonably small capital to carry on its business; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature.

In those cases where our solvency or the solvency of the Guarantor is a relevant factor, the measures of insolvency will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a party would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•

the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing indebtedness, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its indebtedness as it becomes due.

We cannot be sure as to the standard that a court would use to determine whether or not a party was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the Guarantee would not be voided or the Guarantee would not be subordinated to the Guarantor’s other debt. If such a case were to occur, the Guarantee could also be subject to the claim that, since the Guarantee was incurred for our benefit and only indirectly for the benefit of the Guarantor, the obligations of the Guarantor were incurred for less than fair consideration.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, or to make cash payments in connection with any conversion of the Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate adequate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Convertible Notes.

We expect that many investors in, and potential purchasers of, the Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Convertible Notes and dynamically adjusting their short position while continuing to hold the Convertible Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may affect those engaging in short selling activity involving equity securities (including our common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Act. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Convertible Notes to effect short sales of our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Convertible Notes.

In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the Convertible Notes may be adversely affected.

Our common stock price may be subject to significant fluctuations and volatility, which could adversely affect the trading price of the Convertible Notes and our shares issuable upon conversion.

The market price of our common stock has been subject to significant fluctuations. Since the beginning of fiscal year 2013, our closing stock price has ranged from a low of $27.03 on April 22, 2013 to a high of $38.30 on June 13, 2013. These fluctuations could continue. Among the factors that could affect our stock price are:

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or elsewhere in our filings with the SEC including but not limited to those described in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely affect the trading price of the Convertible Notes.

The price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading prices of the Convertible Notes.

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

A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options or vesting of restricted shares, upon conversion of the Convertible Notes and the warrant transactions entered into in connection with the 2012 Convertible Notes. Subject to restrictions we agreed to in connection with the issuance of the Convertible Notes, which restrictions have expired for the 2012 Convertible Notes and which restrictions will expire on September 22, 2013 for the 2013 Convertible Notes, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including our outstanding options and restricted shares, or otherwise, would dilute the ownership interest of our common stockholders.

The liquidity and trading volume of our common stock is limited. For the six months ended June 30, 2013, the average daily trading volume of our common stock was approximately 255,000 shares. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market by us or others could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Despite our current indebtedness levels, we may still incur substantially more indebtedness or take other actions which would intensify the risks discussed above.

Despite our current consolidated indebtedness levels, we and our subsidiaries (including the Guarantor) may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, (some of which may be secured indebtedness under our Restated Credit Agreement). We will not be restricted under the terms of the indentures governing the Convertible Notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that are not limited by the terms of the indentures governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes. The Credit Facility currently limits the ability of us and certain of our subsidiaries (including the Guarantor) to incur additional indebtedness; however, if that facility is repaid or matures, we may not be subject to similar restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or to settle conversions in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion and our current indebtedness contains, and our future indebtedness may contain, limitations on our ability to repurchase the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion of Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or to settle conversions in cash. In addition, our Restated Credit Agreement contains certain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase the Convertible Notes. Further, our ability to repurchase the Convertible Notes or to pay cash upon conversion may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or to pay cash upon conversion of the Convertible Notes at a time when the repurchase or cash payment upon conversion is required by either indenture pursuant to which the Convertible Notes were offered would constitute a default under the relevant indenture. A default under either indenture could constitute a default under the other indenture or our Restated Credit Agreement, and any such default or the fundamental change itself could also lead to a default under the Restated Credit Agreement or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. Even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, is the subject of recent changes that could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their respective principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

Holders of the Convertible Notes will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.

Holders of Convertible Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to those Convertible Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Convertible Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), that holder will not be entitled to vote on the amendment, although that holder will nevertheless be subject to any changes affecting our common stock.

The conditional conversion feature of the Convertible Notes could result in the holders of the Convertible Notes receiving less than the value of our common stock into which the Convertible Notes would otherwise be convertible.

Prior to the close of business on the business day immediately preceding May 27, 2017 in the case of the 2012 Convertible Notes and January 1, 2020 in the case of the 2013 Convertible Notes, holders of Convertible Notes may convert those Convertible Notes only if specified conditions are met. If the specific conditions for conversion are not met, holders of Convertible Notes will not be able to convert their Convertible Notes, and they may not be able to receive the value of the cash, shares of common stock or combination of cash and shares of common stock, as applicable, into which the Convertible Notes would otherwise be convertible.

Upon conversion of the Convertible Notes, holders of the Convertible Notes may receive less valuable consideration than expected because the value of our common stock may decline after holders of the Convertible Notes exercise their conversion right but before we settle our conversion obligation.

Under the Convertible Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date that holder surrenders Convertible Notes for conversion until the date we settle our conversion obligation.

Under the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If we elect to settle our conversion obligation solely in cash or in a combination of cash and shares of common stock, the amount of consideration that holders of our Convertible Notes will receive upon conversion of their Convertible Notes will be determined by reference to the volume-weighted average prices of our common stock for each trading day in a 50 consecutive trading-day observation period applicable to each series of the Convertible Notes. For the 2012 Convertible Notes, this period would be (i) if the relevant conversion date occurs prior to May 27, 2017, the 50 consecutive trading-day period beginning on, and including, the second trading day after such conversion date; and (ii) if the relevant conversion date occurs on or after May 27, 2017, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding the maturity date. For the 2013 Convertible Notes, this period would be (i) if the relevant conversion date occurs prior to January 1, 2020, the 50 consecutive trading-day period beginning on, and including, the second trading day after such conversion date; and (ii) if the relevant conversion date occurs on or after January 1, 2020, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during the applicable observation period, the amount and/or value of consideration holders of the Convertible Notes will receive will be adversely affected. In addition, if the market price of our common stock at the end of the applicable observation period is below the average of the volume-weighted average price of our common stock during that period, the value of any shares of our common stock that holders of Convertible Notes will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that those holders will receive.

If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the Convertible Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the third business day following the relevant conversion date (or, for any such conversion occurring on or after November 27, 2017 in the case of the 2012 Convertible Notes or January 1, 2020 in the case of the 2013 Convertible Notes, on the maturity date). Accordingly, if the price of our common stock decreases during this period, the value of the shares that holders of the Convertible Notes receive will be adversely affected and would be less than the conversion value of the Convertible Notes on the conversion date.

The Convertible Notes are not protected by restrictive covenants.

The indentures governing the Convertible Notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indentures contain no covenants or other provisions to afford protection to holders of the Convertible Notes in the event of a fundamental change or other corporate transaction involving us except to the extent described in the Convertible Notes and the applicable indenture.

The adjustment to the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Convertible Notes for any lost value of the Convertible Notes as a result of such transaction.

If a make-whole fundamental change occurs prior to the maturity date, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction. The adjustment to the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Convertible Notes for any lost value of the Convertible Notes as a result of such transaction. In addition, if the price of our common stock in the transaction is, in the case of the 2012 Convertible Notes, greater than $150.00 per share or less than $25.25 per share, or in the case of the 2013 Convertible Notes, greater than $250.00 per share or less than $35.17 per share, (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Convertible Notes as a result of any adjustment exceed, in the case of the 2012 Convertible Notes, 39.6039 shares, or in the case of the 2013 Convertible Notes, 28.4333 shares, in each case subject to adjustments described in the applicable series of Convertible Notes.

Our obligation to increase the conversion rate upon the occurrence of a make-whole fundamental change could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness of economic remedies.

The conversion rate of the Convertible Notes may not be adjusted for all dilutive events.

The conversion rate of the Convertible Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the Convertible Notes or our common stock. An event that adversely affects the value of the Convertible Notes may occur, and that event may not result in an adjustment to the conversion rate.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Convertible Notes.

Upon the occurrence of a fundamental change, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes. However, the fundamental change provisions will not afford protection to holders of the Convertible Notes in the event of other transactions that could adversely affect the Convertible Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Convertible Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of the Convertible Notes.

We have not registered the Convertible Notes or our common stock issuable upon conversion, which will limit the ability to resell them.

The Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes, if any, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. Unless the Convertible Notes and the shares of common stock issuable upon conversion of the Convertible Notes, if any, have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. We do not intend to file a registration statement for the resale of the Convertible Notes and our common stock, if any, into which the Convertible Notes are convertible.

An active trading market may not develop for the Convertible Notes.

Prior to the respective offerings of the 2012 Convertible Notes and the 2013 Convertible Notes, there was no trading market for the Convertible Notes, and we do not intend to apply to list the Convertible Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We have been informed by the initial purchasers that they intend to make a market in the Convertible Notes after the offering is completed. However, the initial purchasers may cease their market-making at any time without notice. In addition, the liquidity of the trading market in the Convertible Notes, and the market price quoted for the Convertible Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure holders of the Convertible Notes that an active trading market will develop for the Convertible Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Convertible Notes may be adversely affected. In that case holders of the Convertible Notes may not be able to sell their Convertible Notes at a particular time or at a favorable price.

Any adverse rating of the Convertible Notes may cause their trading price to fall.

We do not intend to seek a rating on the Convertible Notes. However, if a rating service were to rate the Convertible Notes and if such rating service were to lower its rating on the Convertible Notes below the rating initially assigned to the Convertible Notes or otherwise announces its intention to put the Convertible Notes on credit watch, the trading price of the Convertible Notes could decline.

Holders of the Convertible Notes should carefully consider the U.S. federal income tax consequences of converting the Convertible Notes.

The U.S. federal income tax treatment of the conversion of the Convertible Notes into a combination of our common stock and cash is not entirely certain. Holders of the Convertible Notes should consult their tax advisors with respect to the U.S. federal income tax consequences resulting from the conversion of Convertible Notes into a combination of cash and common stock.

Holders of our Convertible Notes may be deemed to have received a taxable distribution without the receipt of any cash.

The conversion rate of the Convertible Notes will be adjusted in certain circumstances. Under Section 305(c) of the Internal Revenue Code of 1986, as amended (the “Code”), adjustments (or failures to make adjustments) that have the effect of increasing a holder’s proportionate interest in our assets or earnings and profits may in some circumstances result in a deemed distribution to that holder. Certain of the conversion rate adjustments with respect to the Convertible Notes (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) will result in deemed distributions to the holders of Convertible Notes even though they have not received any cash or property as a result of such adjustments. In addition, an adjustment to the conversion rate in connection with a make-whole fundamental change may be treated as a deemed distribution. Any deemed distributions will be taxable as a dividend, return of capital or capital gain in accordance with the distribution rules under the Code. If a holder of the Convertible Notes is a non-U.S. holder (as defined under “Certain U.S. Federal Income Tax Considerations”), any deemed dividend may be subject to U.S. withholding tax at a 30% rate or such lower rate as may be specified by an applicable tax treaty, which may be set off against subsequent payments on the Convertible Notes (or in certain circumstances, on our common stock). Under proposed regulations, certain “dividend equivalent” payments, which generally will be deemed to occur as a result of an adjustment to the conversion rate of the Convertible Notes in connection with the payment of a dividend on our common stock, may be subject to withholding tax at a different time or in a different amount than the withholding tax otherwise imposed on dividends and constructive dividends.

The 2013 Convertible Notes capped call transactions may affect the value of the Convertible Notes and our common stock.

In connection with the offering and sale of the 2013 Convertible Notes, we entered into capped call transactions with the option counterparties (the “2013 Option Counterparties”). The capped call transactions are expected to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2013 Convertible Notes, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedge of the capped call transactions, the 2013 Option Counterparties or their respective affiliates expected to enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock in privately negotiated transactions and/or open market transactions concurrently with or shortly after the pricing of the 2013 Convertible Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Convertible Notes at that time.

In addition, the 2013 Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the 2013 Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the 2013 Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect a holder’s ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of the Convertible Notes.

The 2012 Convertible Notes convertible note hedge transactions and warrant transactions may affect the value of the Convertible Notes and our common stock.

In connection with the offering and sale of the 2012 Convertible Notes, we entered into convertible note hedge transactions with certain financial institutions (the “2012 Option Counterparties”). The convertible note hedge transactions are expected to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2012 Convertible Notes. We also entered into warrant transactions with the 2012 Option Counterparties. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle the warrant transactions in cash.

The 2012 Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the 2012 Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect a holder’s ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of the Convertible Notes.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could decrease the value of shares of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include advance notice provisions, limitations on actions by our stockholders by written consent and special approval requirements for transactions involving interested stockholders. We are authorized to issue up to five million shares of preferred stock, the relative rights and preferences of which may be fixed by our Board of Directors, subject to the provisions of our articles of incorporation, without stockholder approval. The issuance of preferred stock could be used to dilute the stock ownership of a potential hostile acquirer. The provisions that discourage potential acquisitions of us and adversely affect the voting power of the holders of common stock may adversely affect the price of our common stock and the value of the Convertible Notes.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our credit facilities if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as our Board of Directors deems relevant.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Our revolving credit facilities contain restrictions and covenants, which limit, among other things, the payment of dividends.

Item 6 – Exhibits

4.1

Indenture (including the form of the Note), dated as of June 24, 2013, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

4.2

Indenture (including the form of the Note), dated August 2, 2013, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013)

10.1

Amendment No. 1, dated February 7, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent (filed herewith)

10.2

Amendment No. 1 and Limited Waiver, dated May 9, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.3

Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (filed herewith)

10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 26, 2013)

10.5+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.6+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.7+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.9+	Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.10+	Form of Performance Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.11+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.12

Incremental Facility Agreement, dated May 9, 2013, among Encore Capital Group, Inc., each of the banks and guarantors party thereto and SunTrust Bank, as administrative agent, issuing bank and swingline lender (filed herewith)

10.13*

Tax Lien Loan and Security Agreement, dated May 15, 2013, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013)

10.14	Guaranty and Security Agreement, dated May 15, 2013, by PFS Finance Holdings, LLC, in favor of Wells Fargo Bank, N.A. (filed herewith)

10.15	Limited Guarantee, dated May 15, 2013, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A. (filed herewith)

10.16	Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (filed herewith)

10.17

Amendment No. 2, dated May 29, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the guarantors identified therein, the lenders party thereto and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.18

Amendment No. 1, dated May 29, 2013, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (filed herewith)

10.19

Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.20

Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.21

Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.22

Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.23	Amendment, dated July 1, 2013, to Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (filed herewith)

10.24*	Investors Agreement, dated July 1, 2013, by and between Encore Europe Holdings S.À R.L., JCF III Europe S.À R.L. and the other parties thereto (filed herewith)

10.25

Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.26

Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.27

Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.28

Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement.
*

The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The confidential portions have been submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: August 8, 2013

EXHIBIT INDEX

4.1

Indenture (including the form of the Note), dated as of June 24, 2013, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

4.2

Indenture (including the form of the Note), dated August 2, 2013, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013)

10.1

Amendment No. 1, dated February 7, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent (filed herewith)

10.2

Amendment No. 1 and Limited Waiver, dated May 9, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.3

Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (filed herewith)

10.4+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 26, 2013)

10.5+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.6+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.7+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.8+	Form of Restricted Stock Unit Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.9+	Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.10+	Form of Performance Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.11+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (filed herewith)

10.12

Incremental Facility Agreement, dated May 9, 2013, among Encore Capital Group, Inc., each of the banks and guarantors party thereto and SunTrust Bank, as administrative agent, issuing bank and swingline lender (filed herewith)

10.13*

Tax Lien Loan and Security Agreement, dated May 15, 2013, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013)

10.14	Guaranty and Security Agreement, dated May 15, 2013, by PFS Finance Holdings, LLC, in favor of Wells Fargo Bank, N.A. (filed herewith)

10.15	Limited Guarantee, dated May 15, 2013, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A. (filed herewith)

10.16	Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (filed herewith)

10.17

Amendment No. 2, dated May 29, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the guarantors identified therein, the lenders party thereto and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.18

Amendment No. 1, dated May 29, 2013, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (filed herewith)

10.19

Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.20

Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.21

Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.22

Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.23	Amendment, dated July 1, 2013, to Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (filed herewith)

10.24*	Investors Agreement, dated July 1, 2013, by and between Encore Europe Holdings S.À R.L., JCF III Europe S.À R.L. and the other parties thereto (filed herewith)

10.25

Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.26

Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.27

Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.28

Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement.
*

The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The confidential portions have been submitted separately to the Securities and Exchange Commission.