Form 10-Q
period 2013-09-30
ENCORE CAPITAL GROUP INC
filed 2013-11-07
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer  ☐        Accelerated  filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2013
Common Stock, $0.01 par value	25,421,823 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

(Unaudited)

		September 30, 2013		December 31, 2012
Assets
Cash and cash equivalents	$	110,156	$	17,510
Investment in receivable portfolios, net		1,595,642		873,119
Deferred court costs, net		39,004		35,407
Receivables secured by property tax liens, net		186,190		135,100
Property and equipment, net		50,050		23,223
Other assets		120,441		31,535
Goodwill		489,520		55,446

Total assets(1)	$	2,591,003	$	1,171,340

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$	106,632	$	45,450
Deferred tax liabilities, net		110,453		8,236
Debt		1,806,680		706,036
Other liabilities		6,967		5,802

Total liabilities(1)		2,030,732		765,524

Redeemable noncontrolling interest		12,231		—
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding		—		—
Common stock, $.01 par value, 50,000 shares authorized, 25,412 shares and 23,191 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively		254		232
Additional paid-in capital		171,548		88,029
Accumulated earnings		371,676		319,329
Accumulated other comprehensive gain (loss)		455		(1,774)

Total Encore Capital Group, Inc. stockholders’ equity		543,933		405,816
Noncontrolling interest		4,107		—

Total stockholders’ equity		548,040		405,816

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$	2,591,003	$	1,171,340

(1)	The Company’s consolidated assets as of September 30, 2013 included $1,067,007 of assets from its variable interest entity, or VIE, that can only be used to settle obligations of the VIE. These assets include cash and cash equivalents of $54,584; investment in receivable portfolios, net, of $596,160; property and equipment, net, of $14,249; other assets of $32,102; and goodwill of $369,912. The Company’s consolidated liabilities as of September 30, 2013, included $864,432 of liabilities of its VIE, whose creditors have no recourse to the Company. These liabilities include accounts payable and accrued liabilities of $31,817; deferred tax liabilities of $6,978; debt of $825,524; and other liabilities of $113. See further details of the assets and liabilities of the Company’s VIE in Note 12, “Variable Interest Entity.”

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Revenue from receivable portfolios, net	$225,387	$140,682	$518,094	$405,818
Other revenues	5,792	426	6,473	614
Net interest income – tax lien business	4,379	4,110	11,698	6,442

Total revenues	235,558	145,218	536,265	412,874

Operating expenses
Salaries and employee benefits	52,253	25,397	114,054	72,891
Cost of legal collections	50,953	43,544	137,694	123,203
Other operating expenses	19,056	14,829	46,118	38,854
Collection agency commissions	14,158	4,227	22,717	12,352
General and administrative expenses	33,486	14,091	77,429	46,331
Depreciation and amortization	4,523	1,533	8,527	4,193

Total operating expenses	174,429	103,621	406,539	297,824

Income from operations	61,129	41,597	129,726	115,050

Other (expense) income
Interest expense	(29,186)	(7,012)	(43,522)	(19,024)
Other (expense) income	(299)	610	(4,262)	771

Total other expense	(29,485)	(6,402)	(47,784)	(18,253)

Income from continuing operations before income taxes	31,644	35,195	81,942	96,797
Provision for income taxes	(10,272)	(13,887)	(30,110)	(38,393)

Income from continuing operations	21,372	21,308	51,832	58,404
Loss from discontinued operations, net of tax	(308)	—	(308)	(9,094)

Net income	21,064	21,308	51,524	49,310

Net loss attributable to noncontrolling interest	822	—	822	—

Net income attributable to Encore Capital Group, Inc. stockholders	$21,886	$21,308	$52,346	$49,310

Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$22,194	$21,308	$52,654	$58,404
Loss from discontinued operations, net of tax	(308)	—	(308)	(9,094)

Net income	$21,886	$21,308	$52,346	$49,310

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$0.87	$0.85	$2.16	$2.34
Discontinued operations	$(0.01)	$—	$(0.01)	$(0.36)

Net basic earnings per share	$0.86	$0.85	$2.15	$1.98

Diluted earnings (loss) per share from:
Continuing operations	$0.82	$0.82	$2.06	$2.25
Discontinued operations	$(0.01)	$—	$(0.01)	$(0.35)

Net diluted earnings per share	$0.81	$0.82	$2.05	$1.90

Weighted average shares outstanding:
Basic	25,535	25,071	24,323	24,930
Diluted	27,183	26,047	25,561	25,920

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$21,064	$21,308	$51,524	$49,310
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on derivative instruments	(768)	1,841	(1,722)	1,205
Unrealized gain (loss) on foreign currency translation	4,648	—	3,951	(472)

Other comprehensive gain, net of tax	3,880	1,841	2,229	733

Comprehensive income	24,944	23,149	53,753	50,043
Comprehensive gain attributable to noncontrolling interest
Net loss	822	—	822	—
Unrealized gain on foreign currency translation	(2,633)	—	(2,633)	—

Comprehensive gain attributable to noncontrolling interests	(1,811)	—	(1,811)	—

Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$23,133	$23,149	$51,942	$50,043

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$51,524	$49,310
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,527	4,193
Impairment charge for goodwill and identifiable intangible assets	—	10,400
Amortization of loan costs and premium on receivables secured by tax liens	5,411	2,091
Stock-based compensation expense	9,163	6,710
Recognized loss on termination of derivative contract	3,630	—
Deferred income taxes	(217)	1,823
Excess tax benefit from stock-based payment arrangements	(5,238)	(3,600)
Loss on sale of discontinued operations	—	2,416
Reversal for allowances on receivable portfolios, net	(7,658)	(1,506)
Changes in operating assets and liabilities, net of effects of acquisitions
Other assets	(647)	(20)
Deferred court costs	2,544	945
Prepaid income tax and income taxes payable	(25,785)	(8,407)
Accounts payable, accrued liabilities and other liabilities	(1,388)	1,798

Net cash provided by operating activities	39,866	66,153

Investing activities:
Cash paid for acquisitions, net of cash acquired	(413,055)	(186,731)
Purchases of receivable portfolios, net of put-backs	(156,438)	(406,865)
Collections applied to investment in receivable portfolios, net	418,024	313,205
Originations and purchases of receivables secured by tax liens	(100,278)	(22,912)
Collections applied to receivables secured by tax liens	51,111	24,967
Payment on termination of derivative contract	(3,630)	—
Purchases of property and equipment	(8,178)	(3,665)
Other	(1,950)	—

Net cash used in investing activities	(214,394)	(282,001)

Financing activities:
Payment of loan costs	(17,152)	(1,832)
Proceeds from credit facilities	522,065	390,399
Repayment of credit facilities	(491,462)	(163,048)
Proceeds from senior secured notes	151,670	—
Repayment of senior secured notes	(10,000)	—
Proceeds from issuance of convertible senior notes	172,500	—
Repayment of preferred equity certificates	(39,743)	—
Payment of convertible hedge transactions	(18,113)	—
Taxes paid related to net share settlement of equity awards	(9,270)	(2,287)
Excess tax benefit from stock-based payment arrangements	5,238	3,600
Other	(1,073)	232

Net cash provided by financing activities	264,660	227,064

Net increase in cash and cash equivalents	90,132	11,216
Effect of exchange rate changes on cash	2,514	—
Cash and cash equivalents, beginning of period	17,510	8,047

Cash and cash equivalents, end of period	$110,156	$19,263

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,243	$18,634
Cash paid for income taxes	54,499	36,840
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	1,189	2,817

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Ownership, Description of Business and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is a global leading provider of debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom specializing in higher balance, “semi-performing” accounts. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists Texas and Nevada property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by the existing tax liens on the property. Propel also acquires tax lien certificates directly from taxing authorities outside of Texas.

Portfolio Purchasing and Recovery

United States. The Company purchases receivable portfolios based on robust, account-level valuation methods and employs a suite of proprietary statistical and behavioral models across the full extent of its operations. These investments allow the Company to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with its methods or goals and precisely align the accounts it purchases with its operational channels to maximize future collections. As a result, the Company has been able to realize significant returns from the receivables it acquires. The Company maintains strong relationships with many of the largest credit and telecommunication providers, and possesses one of the industry’s best collection staff retention rates.

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

The Company continually monitors applicable changes to laws governing statutes of limitations and disclosures to consumers. The Company maintains policies, system controls, and processes designed to ensure that accounts past the applicable statute of limitations do not get placed into legal collections. Additionally, in written and verbal communications with consumers, the Company provides disclosures to the consumer that the account is past its applicable statute of limitations and, therefore, the Company will not pursue collections through legal means.

United Kingdom. Through Cabot, portfolio receivables are purchased using a proprietary pricing model. This model allows Cabot to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.

Cabot also uses insights discovered during its purchasing process to build account collection strategies. Cabot’s proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. In recent years, Cabot has concentrated on buying portfolios that are described as semi-performing in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase. Cabot will try to establish contact with these consumers in order to transfer payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardships (such as medical issues or mental incapacity), are placed on hold and handled outside of normal collections routines.

The remaining pool of accounts in the funnel then receives further evaluation. At that point, Cabot analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, Cabot pursues collections through letters and/or phone calls to its consumers. Where contact is made and consumers indicate a willingness to pay, a patient approach of forbearance is applied using regulatory protocols within the United Kingdom to assess affordability and ensure that plans are fair and balanced and therefore sustainable.

Where consumers are not locatable or refuse to engage in a constructive dialogue, Cabot will pass these accounts through a litigation scorecard and rule set in order to assess suitability for legal action.

Tax Lien Business

Propel’s principal activities are the acquisition and servicing of residential and commercial tax liens on real property. These liens take priority over most other liens. By funding tax liens, Propel provides state and local taxing authorities and governments with much needed tax revenue. To the extent permitted by local law, Propel works with property owners to structure affordable payment plans designed to allow them to keep their property while paying their property tax obligation over time. Propel maintains a foreclosure rate of less than one-half of one percent.

Propel’s receivables secured by property tax liens include tax lien transfers (“TLTs”) and tax lien certificates (“TLCs”). With TLTs, property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than is being assessed by the taxing authority. TLTs provide property owners with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases TLCs directly from taxing authorities, securing rights to future property tax payments, interest and penalties. In most cases, TLCs continue to be serviced by the taxing authority. When the taxing authority is paid, it repays the Company the outstanding balance of the lien plus interest, which is negotiated at the time of the purchase.

Financial Statement Preparation and Presentation

The accompanying interim condensed consolidated financial statements have been prepared by Encore, without audit, in accordance with the instructions to the Quarterly Report on Form 10-Q, and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Basis of Consolidation

The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates Variable Interest Entities (“VIE”), for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits. The Company has determined that its less than wholly owned subsidiary Janus Holdings is a VIE, and the Company is the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. Refer to Note 12, “Variable Interest Entity,” for further details. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Translation of Foreign Currencies

The financial statements of Janus Holdings are measured using their local currency Great British Pounds as the functional currency. Janus Holdings assets and liabilities are translated as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and losses are included in other (expense) income.

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

During the quarter ending September 30, 2013, the Company incurred $0.5 million in expense related to Ascension, which is presented as a discontinued operation in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012. The following table presents the revenue and loss from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$5,704

Loss from discontinued operations before income taxes	$(500)	$—	$(500)	$(11,942)
Income tax benefit	192	—	192	4,678

Loss from discontinued operations	(308)	—	(308)	(7,264)

Loss on sale of discontinued operations, before income taxes	—	—	—	(2,416)
Income tax benefit	—	—	—	586

Loss on sale of discontinued operations	—	—	—	(1,830)

Total loss from discontinued operations	$(308)	$—	$(308)	$(9,094)

Note 3: Business Combinations

Cabot Acquisition

On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings S.a.r.l. (“Encore Europe”), completed its acquisition (the “Cabot Acquisition”) of 50.1% of the equity interest in Janus Holdings, the indirect holding company of United Kingdom based Cabot from certain funds advised by J.C. Flowers & Co. LLC (“J.C. Flowers”) pursuant to a Securities Purchase Agreement (as amended, the “Purchase Agreement”). Pursuant to the terms and conditions of the Purchase Agreement, Encore Europe purchased from J.C. Flowers: (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“ Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million. The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge preferred equity certificates with a face value of £10,177,781 (the “J Bridge PECs”) (represents the amount after the partial redemption of the J Bridge PECs contemplated in the Purchase Agreement and discussed in Note 11, “Debt”), (b) J preferred equity certificates with a face value of £96,343,515 (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.

Through its acquisition of Janus Holdings, the Company’s effective equity ownership of Cabot will amount to approximately 42.9%, after reflecting the ownership of the noncontrolling interests and the redemption or conversion of the E Bridge PECS and the J Bridge PECs. The E Bridge PECs and the J Bridge PECs may be redeemed at any time prior to June 18, 2014. Any E Bridge PECs and J Bridge PECs that remain unredeemed as of June 18, 2014 will be converted into E Shares and E PECs, or J Shares and J PECs, as the case may be, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition. The E Bridge PECs, E PECs, J Bridge PECs and J PECs accrue interest at 12% per annum.

The following diagram summarizes Cabot’s corporate structure after the Company’s completion of the Cabot Acquisition. Encore has no interest in the J.C. Flowers entities or the employee benefit trust and they are not included in the Company’s consolidated financial statements.

The Cabot Acquisition was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. The initial purchase price allocation presented below was based on the preliminary assessment of assets acquired and liabilities assumed, which is subject to change based on the final valuation study that is expected to be completed by the second quarter of 2014.

The components of the preliminary purchase price allocation for the Cabot Acquisition are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$177,246

Allocation of purchase price:
Cash	$57,520
Investment in receivable portfolios	558,951
Property and equipment	13,672
Other assets	20,772
Preferred equity certificates assumed	(211,549)
Debt assumed	(559,907)
Other liabilities assumed	(44,727)
Redeemable noncontrolling interests	(12,064)
Noncontrolling interests	(4,051)
Identifiable intangible assets	7,011
Goodwill	351,618

Total net assets acquired	$177,246

The goodwill recognized is primarily attributable to (i) the ability to capitalize on Cabot’s existing operating platform to gain immediate access to the debt management business in Europe and (ii) substantial synergies that are expected to be achieved through Cabot’s ability to leverage the Company’s analytic capacities and efficient operating platform. The entire goodwill of $351.6 million related to the Cabot Acquisition was assigned to the Company’s portfolio purchasing reporting unit and is not deductible for income tax purposes.

As discussed above, the Company purchased a majority interest in Janus Holdings. The Company has determined that Janus Holdings is a VIE and the Company is the primary beneficiary of the VIE. In accordance with authoritative guidance, the Company consolidates the financial results of Janus Holdings under the VIE consolidation model. The J Bridge PECs, J PECs, and any accrued interest are legal form debt, and are included as debt in the Company’s consolidated financial statements. In addition, certain other minority owners hold preferred equity certificates at the Cabot Holdings level. These preferred equity certificates and accrued interests are also included as debt. The Company’s preliminary valuation study indicated that the fair value of these preferred equity certificates approximates face value. The J shares represent noncontrolling interest at the Janus Holdings level, and the 100 A shares owned by J.C. Flowers represent noncontrolling interest at the Cabot Holdings level, and have been fair valued at the time of acquisition.

In connection with the Cabot Acquisition, the Company entered into an Investors Agreement with J.C. Flowers. Pursuant to the Investors Agreement, J.C. Flowers has the right, at certain times, to offer to sell its interest in Janus Holdings to the Company. The Company would then have the right, but not the obligation, to acquire J.C. Flowers’ interest at the offered price, or allow J.C. Flowers to offer Janus Holdings for sale to others. As a result, the noncontrolling interests owned by J.C. Flowers have been reflected as redeemable noncontrolling interests in the accompanying condensed consolidated statements of financial condition. The remaining noncontrolling interests represent other minority owners’ share of interests in Cabot Holdings.

Total acquisition and integration costs related to the Cabot Acquisition were approximately $3.3 million and $6.4 million for the three and nine months ended September 30, 2013, respectively, and have been expensed in the accompanying condensed consolidated statements of income within general and administrative expenses.

The amount of revenue and net income included in the Company’s condensed consolidated statement of income for the three months ended September 30, 2013 directly related to the Cabot Acquisition, excluding the acquisition and integration costs, was $46.5 million and $4.4 million, respectively. The revenue and loss for the three months ended September 30, 2013 at Janus Holdings was $46.5 million and $1.4 million, respectively. This loss is due to the fact that Janus Holdings recognizes all interest expense related to the outstanding preferred equity certificates owed to Encore, J.C. Flowers, and management. The loss attributable to noncontrolling interests included in the Company’s consolidated statement of income of $0.8 million for the three months ended September 30, 2013 represents the total loss at Janus Holdings of $1.4 million multiplied by the noncontrolling ownership interest of 57.1%. The difference of $5.8 million between what was included in the Company’s financial statements and what was reported by Janus Holdings, represents Encore’s share of preferred equity certificate interest income recognized at Encore Europe and the loss attributable to noncontrolling interests.

The following table summarizes the operating performance of Janus Holdings and Encore Europe (in thousands):

	Three Months Ended September 30, 2013
	Janus Holdings	Encore Europe	Encore Europe Consolidated
Total revenues	$46,472	$—	$46,472
Total operating expenses	(23,640)	—	(23,640)

Income from operations	22,832	—	22,832

Interest expense – non-PEC	(12,319)	—	(12,319)
PEC interest (expense) income	(10,875)	4,998	(5,877)
Other income	96	—	96

(Loss) income before income taxes	(266)	4,998	4,732
Provision for income taxes	(1,174)	—	(1,174)

Net (loss) income	(1,440)	4,998	3,558
Net loss attributable to noncontrolling interests	822	—	822

Net (loss) income attributable to Encore	$(618)	$4,998	$4,380

AACC Merger

On June 13, 2013, the Company completed its merger (the “AACC Merger”) with Asset Acceptance Capital Corp. (“AACC”), a leading provider of debt management and recovery solutions in the United States. The purchase price consisted of $150.8 million in cash consideration and 1.7 million shares of Encore common stock valued at $37.30 per share. In addition, the Company paid off approximately $165.7 million of AACC debt on the closing date of the AACC Merger.

The AACC Merger was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the merger. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. The initial purchase price allocation presented below was based on the preliminary assessment of assets acquired and liabilities assumed, which is subject to change based on the final valuation study that is expected to be completed by the second quarter of 2014.

The components of the preliminary purchase price allocation for the AACC Merger are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$316,485
Stock consideration	62,352

Total purchase price	$378,837

Allocation of purchase price:
Cash	$23,156
Investment in receivable portfolios	381,233
Deferred court costs	6,141
Property and equipment	11,003
Other assets	16,004
Liabilities assumed	(128,341)
Identifiable intangible assets	1,470
Goodwill	68,171

Total net assets acquired	$378,837

The entire goodwill of $68.2 million related to AACC was assigned to the Company’s portfolio purchasing reporting unit and is not deductible for income tax purposes. The goodwill recognized is primarily attributable to expected synergies when combining AACC with the Company.

Total acquisition and integration costs related to the AACC Merger were approximately $1.8 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, and were expensed in the accompanying condensed consolidated statements of income within general and administrative expenses. The amount of revenue and net income included in the Company’s condensed consolidated statement of income for the three months ended September 30, 2013 related to AACC was $49.1 million and $7.3 million, respectively. The amount of revenue and net income included in the Company’s condensed consolidated statement of income for the nine months ended September 30, 2013 related to AACC was $59.1 million and $8.2 million, respectively.

The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 as if the Cabot Acquisition and AACC Merger had occurred on January 1, 2012. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had Encore, Cabot, and AACC been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated pro forma revenue	$235,558	$236,693	$712,237	$693,718
Consolidated pro forma income from continuing operations attributable to Encore	22,194	27,743	68,731	75,928

Note 4: Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, and the dilutive effect of the convertible senior notes.

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding – basic	25,535	25,071	24,323	24,930
Dilutive effect of stock-based awards	843	976	940	990
Dilutive effect of convertible senior notes	805	—	298	—

Weighted average common shares outstanding – diluted	27,183	26,047	25,561	25,920

No anti-dilutive employee stock options were outstanding during the three and nine months ended September 30, 2013. Employee stock options to purchase approximately 210,000 and 335,000 shares of common stock during the three and nine months ended September 30, 2012, respectively, were outstanding but not included in the computation of diluted earnings per share because the effect on diluted earnings per share would be anti-dilutive.

For the three and nine months ended September 30, 2013, diluted earnings per share includes the effect of common shares issuable upon conversion of the Company’s convertible senior notes due 2017. During the periods, the notes were convertible at a conversion price equivalent to approximately $31.56 per share of the Company’s common stock as a result of the conditions of the notes. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in the calculation of diluted earnings per share. However, as described in Note 11, “Debt—Convertible Senior Notes—2017 Convertible Senior Notes,” the convertible note hedge transactions and warrant transactions entered into in connection with the notes have the effect of increasing the effective conversion price of those notes to $44.1875 per share. For the three and nine months ended September 30, 2012, the Company’s convertible senior notes were not convertible at a premium and thus the impact of an assumed conversion was not applicable.

In conjunction with the issuance of convertible senior notes due 2017, the Company sold warrants to purchase approximately 3.6 million shares of its common stock. As of September 30, 2013, all of these warrants were outstanding but were not included in the computation of diluted earnings per share because the warrants’ exercise price of $44.1875 was greater than the average share price of the Company’s common stock during the three and nine months ended September 30, 2013; therefore, the effect of the warrants was anti-dilutive for those periods.

Note 5: Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., the “exit price”). The guidance utilizes a fair value hierarchy that prioritizes the inputs used in valuation techniques to measure fair value into three broad levels. The following is a brief description of each level:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap	$—	$206	$—	$206
Liabilities
Interest rate swap agreements	$—	$(139)	$—	$(139)
Foreign currency exchange contracts	—	(5,567)	—	(5,567)
Temporary Equity
Redeemable noncontrolling interests	$—	$—	$(12,231)	$(12,231)

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(645)	$—	$(645)
Foreign currency exchange contracts	—	(2,010)	—	(2,010)

Derivative Contracts:

The Company uses derivative instruments to minimize its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company’s derivative instruments primarily include interest rate swap agreements and foreign currency exchange contracts. Fair values of these derivative instruments are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies.

Redeemable Noncontrolling Interests:

As discussed in Note 3, “Business Combinations,” the minority shareholder in the Company’s Janus Holdings subsidiary, J.C. Flowers, has the right, at certain times, to offer to sell its interest in Janus Holdings to the Company. The Company would then have the right, but not the obligation, to acquire J.C. Flowers’ interest at the offered price, or allow J.C. Flowers to offer Janus Holdings for sale to others. The noncontrolling interests subject to this arrangement are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments will not affect the calculation of earnings per share. There is no change in fair value of the redeemable noncontrolling interests for the three months ended September 30, 2013. The components of the change in the redeemable noncontrolling interests for the periods ended September 30, 2013 are presented in the following table:

September 30, 2013
Balance at beginning of period	$—
Initial redeemable noncontrolling interest related to business combination	12,064
Net loss attributable to redeemable noncontrolling interests	(615)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	782

Balance at end of period	$12,231

Financial Instruments Not Required To Be Carried At Fair Value

Investment in Receivable Portfolios:

The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows generated by its proprietary forecasting models, using an estimated market participant cost to collect of approximately 50.3% and a discount rate of approximately 12.0% for United States portfolios and an estimated market participant cost to collect of approximately 29.7% and a discount rate of approximately 18.2% for United Kingdom portfolios. Using this method, the fair value of investment in receivable portfolios approximates book value as of September 30, 2013 and December 31, 2012, respectively. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value by approximately $37.9 million and $18.3 million, respectively, as of September 30, 2013. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $1.6 billion and $873.1 million as of September 30, 2013 and December 31, 2012, respectively.

Deferred Court Costs:

The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.

Receivables Secured By Property Tax Liens:

The fair value of receivables secured by property tax liens is estimated as follows: for TLT receivables, the fair value is estimated by discounting the future cash flows of the portfolio using a discount rate equivalent to the current rate at which similar portfolios would be originated and; for TLC receivables, the fair value is estimated by discounting the expected future cash flows of the portfolio using a discount rate equivalent to the interest rate expected when acquiring these certificates. The carrying value of receivables secured by property tax liens approximates fair value. Additionally, the carrying value of the related interest receivable also approximates fair value.

Debt:

Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities are carried at historical amount, adjusted for additional borrowings less principal repayments, which approximate fair value.

Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $287.5 million, net of debt discount of $43.8 million, and $115.0 million, net of debt discount of $14.4 million as of September 30, 2013 and December 31, 2012, respectively. The fair value estimate for these convertible senior notes incorporates quoted market prices, which was approximately $384.7 million and $128.3 million as of September 30, 2013 and December 31, 2012, respectively.

Cabot’s senior secured notes due 2019 are carried at the fair value determined at the time of the Cabot Acquisition. Cabot’s senior secured notes due 2020 are carried at historical cost. The carrying values of both the Cabot senior secured notes approximate their respective fair values.

Cabot’s senior revolving credit facility is carried at historical costs, adjusted for additional borrowings less principal repayments, which approximate fair value.

The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the Cabot Acquisition and at September 30, 2013, that the carrying value of these preferred equity certificates approximates fair value.

Note 6: Derivatives and Hedging Instruments

The Company uses derivative instruments to manage risks related to interest rates and foreign currency. The Company’s outstanding interest rate swap contracts and foreign currency exchange contracts qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary also holds an interest rate cap that is used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contract. The impact of the interest rate cap contract to the Company’s consolidated financial statements for the three months ended September 30, 2013, was immaterial.

Interest Rate Swaps

The Company may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce its exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. As of September 30, 2013, the Company had three interest rate swap agreements outstanding with a total notional amount of $75.0 million. Under the swap agreements, the Company receives floating interest rate payments based on one-month reserve-adjusted LIBOR and makes interest payments based on fixed interest rates. The Company intends to continue electing the one-month reserve-adjusted LIBOR as the benchmark interest rate on the debt being hedged through its term. No credit spread was hedged. The Company designates its interest rate swap instruments as cash flow hedges.

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

Foreign Currency Exchange Contracts

The Company has operations in India, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in Indian rupees, such as employee salaries and rent expenditures. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges, to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 36 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.

Gains and losses on cash flow hedges are recorded in OCI until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, the Company reclassifies the OCI on the derivative into earnings. If all or a portion of the forecasted transaction is cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.

As of September 30, 2013, the total notional amount of the forward contracts to buy Indian rupees in exchange for United States dollars was $52.8 million. As of September 30, 2013, all outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $2.2 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2013 and 2012.

The Company may periodically enter into other foreign currency exchange contracts to mitigate its risk that cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. In anticipation of the Cabot Acquisition, on June 7, 2013, the Company entered into a European style zero-cost collar foreign exchange contract with a notional amount of £132.1 million (approximately $206.0 million), which was equal to the anticipated purchase price for the Cabot Acquisition. The collar was set to expire on August 13, 2013, which was the anticipated date of closing of the Cabot Acquisition. The collar was used to offset the risk of changes in the foreign exchange rate relating to the purchase price for the Company’s interest in Janus Holdings. The Company did not apply hedge accounting on this foreign exchange contract. Due to the early closing of the Cabot Acquisition, the foreign exchange contract was terminated on June 28, 2013 at a loss of $3.6 million, which was recorded as other expenses in the Company’s condensed consolidated statements of income in the second quarter of 2013 and is included in the nine months ended September 30, 2013. This foreign exchange loss was offset by a decrease in the estimated purchase price for Cabot of approximately $4.3 million.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other liabilities	$(139)	Other liabilities	$(645)
Foreign currency exchange contracts	Other liabilities	(5,567)	Other liabilities	(2,010)
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	206

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$132	$62	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(1,871)	2,131	Salaries and employee benefits	(622)	(389)	Other (expense) income	—	—
Foreign currency exchange contracts	(381)	377	General and administrative expenses	(119)	(69)	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$506	$(9)	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(3,809)	(69)	Salaries and employee benefits	(890)	(946)	Other (expense) income	—	—
Foreign currency exchange contracts	(809)	173	General and administrative expenses	(171)	(164)	Other (expense) income	—	—

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

In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of comprehensive income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool (up to 120 months for Cabot’s semi-performing pools). The Company often experiences collections beyond the 84 to 96 month collection forecast. As of September 30, 2013, the total estimated remaining collections beyond the 84 to 96 month collection forecast, which are not included in the calculation of the Company’s IRRs, were $142.6 million. The collection forecast estimates for Cabot include a 120 month collection period which is included in its estimated remaining collections and is used for calculating its IRRs.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2012	$984,944	$17,366	$1,002,310
Revenue recognized, net	(135,072)	(5,611)	(140,683)
Net additions to existing portfolios(1)	173,634	7,061	180,695
Additions for current purchases(1)	66,808	—	66,808

Balance at March 31, 2013	$1,090,314	$18,816	$1,109,130

Revenue recognized, net	(144,186)	(7,838)	(152,024)
Net additions to existing portfolios(1)	30,458	10,784	41,242
Additions for current purchases(1), (2)	645,865	—	645,865

Balance at June 30, 2013	$1,622,451	$21,762	$1,644,213
Revenue recognized, net	(218,182)	(7,205)	(225,387)
Net additions to existing portfolios(1)	29,101	3,048	32,149
Additions for current purchases(1), (2)	975,380	—	975,380

Balance at September 30, 2013	$2,408,750	$17,605	$2,426,355

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2011	$821,527	$32,676	$854,203
Revenue recognized, net	(119,340)	(7,065)	(126,405)
Net additions to existing portfolios(1)	131,039	3,608	134,647
Additions for current purchases(1)	119,533	—	119,533

Balance at March 31, 2012	$952,759	$29,219	$981,978

Revenue recognized, net	(131,624)	(7,107)	(138,731)
Net additions to existing portfolios(1)	77,473	13,738	91,211
Additions for current purchases(1)	178,332	—	178,332

Balance at June 30, 2012	$1,076,940	$35,850	$1,112,790

Revenue recognized, net	(134,295)	(6,387)	(140,682)
Net additions to existing portfolios(1)	71,730	(2,041)	69,689
Additions for current purchases(1)	36,387	—	36,387

Balance at September 30, 2012	$1,050,762	$27,422	$1,078,184

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast for United States portfolios.
(2)	Includes $381.2 million of portfolios acquired in connection with the AACC Merger and $559.0 million of portfolios acquired in connection with the Cabot Acquisition discussed in Note 3, “Business Combinations.”

During the three months ended September 30, 2013, the Company purchased receivable portfolios with a face value of $13.4 billion for $617.9 million, or a purchase cost of 4.6% of face value. Purchases of charged-off credit card, telecom and consumer bankruptcy portfolios include $559.0 million of portfolios acquired in conjunction with the Cabot Acquisition. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $1.5 billion.

During the nine months ended September 30, 2013, the Company purchased receivable portfolios with a face value of $83.9 billion for $1.1 billion, or a purchase cost of 1.3% of face value. Purchases of charged-off credit card, telecom and consumer bankruptcy portfolios include $559.0 million of portfolios acquired in conjunction with the Cabot Acquisition and $381.2 million acquired in conjunction with the AACC Merger. The lower purchase rate for the nine months ended September 30, 2013 is due to the portfolio acquired in conjunction with the AACC Merger, which included all portfolios owned, including accounts that have no value and which the Company has no intention to collect. No-value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the sale file. The estimated future collections at acquisition for all portfolios purchased during the nine months ended September 30, 2013, amounted to $2.6 billion.

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

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2013 and 2012, Zero Basis Revenue was approximately $4.2 million and $5.5 million, respectively. During the nine months ended September 30, 2013 and 2012, Zero Basis Revenue was approximately $13.6 million and $17.6 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,090,922	$5,776	$—	$1,096,698
Purchases of receivable portfolios(1)	616,779	1,073	—	617,852
Gross collections(2)	(371,482)	(983)	(7,205)	(379,670)
Put-backs and recalls	(755)	(242)	—	(997)
Foreign currency adjustments	36,372	—	—	36,372
Revenue recognized	218,182	—	4,227	222,409
Portfolio allowances reversals, net	—	—	2,978	2,978

Balance, end of period	$1,590,018	$5,624	$—	$1,595,642

Revenue as a percentage of collections(3)	58.7%	0.0%	58.7%	58.6%

	Three Months Ended September 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$869,859	$—	$—	$869,859
Purchases of receivable portfolios	47,311	—	—	47,311
Gross collections(2)	(239,577)	—	(6,388)	(245,965)
Put-backs and recalls	(267)	—	—	(267)
Revenue recognized	134,496	—	5,469	139,965
(Portfolio allowances) portfolio allowance reversals, net	(202)	—	919	717

Balance, end of period	$811,620	$—	$—	$811,620

Revenue as a percentage of collections(3)	56.1%	0.0%	85.6%	56.9%

	Nine Months Ended September 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios(1)	1,098,663	1,073	—	1,099,736
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(905,751)	(1,825)	(20,652)	(928,228)
Put-backs and recalls	(2,512)	(273)	(2)	(2,787)
Foreign currency adjustments	35,708	—	—	35,708
Revenue recognized	496,804	—	13,632	510,436
Portfolio allowances reversals, net	636	—	7,022	7,658

Balance, end of period	$1,590,018	$5,624	$—	$1,595,642

Revenue as a percentage of collections(3)	54.8%	0.0%	66.0%	55.0%

	Nine Months Ended September 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios	408,757	—	—	408,757
Gross collections(2)	(696,957)	—	(20,560)	(717,517)
Put-backs and recalls	(1,892)	—	—	(1,892)
Revenue recognized	386,685	—	17,627	404,312
(Portfolio allowances) portfolio allowance reversals, net	(1,427)	—	2,933	1,506

Balance, end of period	$811,620	$—	$—	$811,620

Revenue as a percentage of collections(3)	55.5%	0.0%	85.7%	56.3%

(1)	Purchases of portfolio receivables include $381.2 million acquired in connection with the AACC Merger in June 2013 and $559.0 million acquired in connection with the Cabot Acquisition in July 2013 discussed in Note 3, “Business Combinations.”
(2)	Does not include amounts collected on behalf of others.
(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$100,593	$108,705	$105,273	$109,494
Provision for portfolio allowances	—	1,616	479	5,491
Reversal of prior allowances	(2,978)	(2,333)	(8,137)	(6,997)

Balance at end of period	$97,615	$107,988	$97,615	$107,988

The Company currently utilizes various business channels for the collection of its receivables. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States:
Legal collections	$153,556	$111,334	$409,511	$335,782
Collection sites	119,080	116,928	362,495	338,439
Collection agencies (1)	39,607	17,715	88,795	43,344

Subtotal	312,243	245,977	860,801	717,565

United Kingdom:
Collection sites	37,931	—	37,931	—
Collection agencies	29,496	—	29,496	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Subtotal	67,427	—	67,427	—

Total collections	$379,670	$245,977	$928,228	$717,565

(1)	Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Note 8: Receivables Secured by Property Tax Liens, Net

The Company’s receivables secured by property tax liens include TLTs and TLCs. Repayment of the tax liens is generally dependent on the property owner but can also come through payments from other lien holders or foreclosure on the properties. The Company evaluates the entire portfolio of tax liens for impairment. The primary factor the Company uses to evaluate each receivable is the lien to value ratio, which is typically less than 15% and rarely exceeds 25%. The Company has not experienced any losses on receivables secured by property tax liens in its portfolio. In addition, management believes, based on the fact that the tax liens that collateralize the TLTs and TLCs are in a priority position over most other liens on the properties, that it will not experience any material losses on the ultimate collection of these receivables. Therefore, no allowance has been provided for as of September 30, 2013.

The following table presents the Company’s aging analysis of receivables secured by tax liens as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Current	$113,985	$101,052
31-60 days past due	12,500	10,175
61-90 days past due	4,269	1,982
> 90 days past due	24,530	21,891

Tax lien transfer	155,284	135,100

Tax lien certificates	30,906	—

	$186,190	$135,100

Note 9: Deferred Court Costs, Net

Within the United States, the Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Historically, the Company wrote off Deferred Court Costs not recovered within three years of placement. However, as a result of a history of court cost recoveries beyond three years, the Company has determined that court costs are recovered over a longer period of time. As a result, in January 2013, on a prospective basis, the Company began increasing its deferral period from three years to five years. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account.

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	September 30, 2013	December 31, 2012
Court costs advanced	$365,714	$279,314
Court costs recovered	(132,750)	(94,827)
Court costs reserve	(193,960)	(149,080)

	$39,004	$35,407

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$(176,094)	$(132,780)	$(149,080)	$(130,454)
Provision for court costs	(17,866)	(13,378)	(44,880)	(37,536)
Write-off of reserve after the deferral period	—	5,651	—	27,483

Balance at end of period	$(193,960)	$(140,507)	$(193,960)	$(140,507)

Note 10: Other Assets

Other assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Debt issuance costs, net of amortization	$29,275	$14,397
Prepaid income taxes	24,975	—
Deferred tax assets	13,229	—
Service fee receivable	12,662	—
Prepaid expenses	12,710	6,399
Identifiable intangible assets, net	10,481	487
Interest receivable	6,851	4,042
Security deposit—India building leases	2,405	1,696
Recoverable legal fees	2,573	1,521
Other	5,280	2,993

	$120,441	$31,535

Note 11: Debt

The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations are as follows (in thousands):

	September 30, 2013	December 31, 2012
Encore revolving credit facility	$343,000	$258,000
Encore term loan facility	166,813	148,125
Encore senior secured notes	62,500	72,500
Encore convertible notes	287,500	115,000
Less: Debt discount	(43,846)	(14,442)
Propel TLT facility	131,292	117,601
Propel TLC facility	26,977	—
Cabot senior secured notes	591,081	—
Add: Debt premium	44,164	—
Preferred equity certificates	190,279	—
Capital lease obligations	6,920	9,252

	$1,806,680	$706,036

Encore Revolving Credit Facility and Term Loan Facility

Encore’s Amended and Restated Credit Agreement (the “Restated Credit Agreement”) includes a term loan facility tranche of $150.0 million, a six-month term loan facility tranche of $48.6 million, a revolving credit facility tranche of $613.9 million and an accordion feature that would allow the Company to increase the revolving credit facility by an additional $162.5 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $975.0 million. The term loan facility and the revolving credit facility have five-year maturities expiring in November 2017, except with respect to a $50.0 million subtranche of the term loan facility, which has a three-year maturity, expiring in November 2015. The $48.6 million six-month term loan facility tranche matures in November 2013. The Restated Credit Agreement includes several financial institutions and lenders and is led by an administrative agent.

The Restated Credit Agreement includes a basket to allow for investments in unrestricted subsidiaries and a subordinated debt basket of $300.0 million, among other things.

Provisions of the Restated Credit Agreement include, but are not limited to:

•	A revolving loan of $613.9 million, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 250 to 300 basis points; or (2) Alternate Base Rate, plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 150 to 200 basis points. “Alternate Base Rate,” as defined in the agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, as in effect from time to time, (ii) the federal funds effective rate from time to time, plus 0.5% and (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0%;

•	A $100.0 million five-year term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $1.3 million in 2012, $5.0 million in 2013, $5.6 million in 2014, $8.1 million in 2015, $10.0 million in 2016, and $5.0 million in 2017 with the remaining principal due at the end of the term;

•	A $50.0 million three-year term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 100 to 150 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $0.6 million in 2012, $2.5 million in 2013, $2.8 million in 2014, $2.8 million in 2015 with the remaining principal due at the end of the term;

•	A $48.6 million six-month term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes in six equal monthly installments;

•	A borrowing base equal to (1) the lesser of (i) (a) 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy proceedings, provided that the amount described in this clause (i)(a) may not exceed 35% of the amount described in clauses (i)(a) and (i)(b), plus (b) 30%—35% (depending on the Company’s trailing 12-month cost per dollar collected) of all other eligible estimated remaining collections, initially set at 33%, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) (x) the aggregate principal amount outstanding of the Senior Secured Notes (as defined below) plus (y) the aggregate principal amount outstanding under the term loans;

•	The allowance of additional unsecured indebtedness not to exceed $300.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $50.0 million of Encore’s common stock, subject to compliance with certain covenants and available borrowing capacity. The Company has repurchased approximately $50.0 million common stock during the fourth quarter of 2012 and in January 2013;

•	A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK LLP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	An acquisition limit of $100.0 million; and

•	Collateralization by all assets of the Company, other than the assets of the Propel entities or any foreign or unrestricted subsidiaries.

At September 30, 2013, the outstanding balance under the Restated Credit Agreement was $509.8 million, which bore a weighted average interest rate of 3.07% and 4.16% for the three months ended September 30, 2013 and 2012, respectively, and a weighted average interest rate of 3.13% and 4.13% for the nine months ended September 30, 2013 and 2012, respectively.

Encore Senior Secured Notes

In 2010 and 2011, Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal amortization payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. Prior to May 2013, these notes required quarterly interest payments only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal amortization payments of $2.5 million. Prior to December 2012, these notes required quarterly interest payments only. As of September 30, 2013, $62.5 million is outstanding under these obligations.

The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to, and pari passu with, Encore’s credit facility, the Senior Secured Notes are also collateralized by all assets of the Company other than the assets of the Propel entities and any foreign and unrestricted subsidiaries including Janus Holdings. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the Senior Secured Notes were amended and restated on May 9, 2013 in connection with the Restated Credit Agreement in order to properly align certain provisions between the two agreements.

Encore Convertible Senior Notes

2017 Convertible Senior Notes

On November 27, 2012, Encore sold $100.0 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 in a private placement transaction. On December 6, 2012, the initial purchasers exercised, in full, their option to purchase an additional $15.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $115.0 million of the convertible senior notes outstanding (collectively, the “2017 Convertible Notes”). Interest on the 2017 Convertible Notes is payable semi-annually, in arrears, on May 27 and November 27 of each year, beginning on May 27, 2013. The 2017 Convertible Notes are the Company’s general unsecured obligations. The 2017 Convertible Notes will be convertible into cash up to the aggregate principal amount of the 2017 Convertible Notes to be converted and the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2017 Convertible Notes being converted. The 2017 Convertible Notes will be convertible at an initial conversion rate of 31.6832 shares of the Company’s common stock per $1,000 principal amount of 2017 Convertible Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $31.56 per share of the Company’s common stock. As of September 30, 2013, none of the conditions allowing holders of the 2017 Convertible Notes to convert their notes had occurred.

In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the 2017 Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $31.56. The average share price of the Company’s common stock for the three and nine months ended September 30, 2013 exceeded $31.56. The dilutive effect from the 2017 Convertible Notes was approximately 0.8 million and 0.3 million shares for the three and nine months ended September 30, 2013, respectively. See Note 4, “Earnings per Share” for additional information.

Concurrent with the pricing of the 2017 Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (together, the “Convertible Note Hedge Transactions”) with certain counterparties. The Convertible Note Hedge Transactions collectively cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock underlying the 2017 Convertible Notes, as described below. Concurrently with entering into the Convertible Note Hedge Transactions, the Company also entered into separate, privately negotiated warrant transactions (together, the “Warrant Transactions”) with the same counterparties, whereby the Company sold to the counterparties warrants to purchase, collectively, subject to customary anti-dilution adjustments, up to the same number of shares of the Company’s common stock as in the Convertible Note Hedge Transactions. Subject to certain conditions, the Company may settle the warrants in cash or on a net-share basis.

The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution and/or offset the potential cash payments the Company is required to make in excess of the principal amount upon conversion of the 2017 Convertible Notes in the event that the market price per share of the Company’s common stock, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the conversion price of the 2017 Convertible Notes and is subject to anti-dilution adjustments. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless the Company elects, subject to certain conditions, to settle the Warrant Transactions in cash. The strike price of the

Warrant Transactions will initially be $44.1875 per share of the Company’s common stock and is subject to certain adjustments under the terms of the Warrant Transactions. Taken together, the Convertible Note Hedge Transactions and the Warrant Transactions have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $44.1875 per share. The average share price of the Company’s common stock for the three months ended September 30, 2013 did not exceed $44.1875.

The Convertible Note Hedge Transactions and the Warrant Transactions are separate transactions, in each case, entered into by the Company with certain counterparties, and are not part of the terms of the 2017 Convertible Notes and will not affect any holder’s rights under the 2017 Convertible Notes. Holders of the 2017 Convertible Notes will not have any rights with respect to the Convertible Note Hedge Transactions or the Warrant Transactions. In accordance with authoritative guidance, the Company recorded the net cost of the Convertible Note Hedge Transactions and the Warrant Transactions as a reduction in additional paid in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

2020 Convertible Senior Notes

On June 24, 2013, Encore sold $150.0 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 in a private placement transaction. On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million of the convertible senior notes, which resulted in an aggregate principal amount of $172.5 million of the convertible senior notes outstanding (collectively, the “2020 Convertible Notes”). The 2020 Convertible Notes are general unsecured obligations of the Company. Interest on the 2020 Convertible Notes is payable semi-annually, in arrears, on January 1 and July 1 of each year, beginning on January 1, 2014. Prior to January 1, 2020, the 2020 Convertible Notes will be convertible only during specified periods, if certain conditions are met. On or after January 1, 2020, the 2020 Convertible Notes will be convertible regardless of these conditions. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion rate for the 2020 Convertible Notes is 21.8718 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $45.72 per share of common stock. As of September 30, 2013, none of the conditions allowing holders of the 2020 Convertible Notes to convert their notes had occurred.

As noted above, upon conversion, holders of the Company’s 2020 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $45.72.

In connection with the pricing of the 2020 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with one or more of the initial purchasers (or their affiliates) and one or more other financial institutions (the “Option Counterparties”). The Capped Call Transactions cover, collectively, the number of shares of the Company’s common stock underlying the 2020 Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2020 Convertible Notes. The cost of the Capped Call Transactions was approximately $18.1 million. In accordance with authoritative guidance, the Company recorded the net cost of the Capped Call Transactions as a reduction in additional paid in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.

The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the 2020 Convertible Notes in the event that the market price of the Company’s common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the 2020 Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is $61.5475 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the Option Counterparties, and are not part of the terms of the 2020 Convertible Notes and will not affect any holder’s rights under the 2020 Convertible Notes. Holders of the 2020 Convertible Notes do not have any rights with respect to the Capped Call Transactions.

The net proceeds from the sale of the 2020 Convertible Notes were approximately $167.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses paid by the Company. The Company used approximately $18.1 million of the net proceeds from this offering to pay the cost of the Capped Call Transactions and used the remainder of the net proceeds from this offering to pay a portion of the purchase price for the Cabot Acquisition and for general corporate purposes.

The Company determined that the fair value of the 2020 Convertible Notes at the date of issuance was approximately $140.2 million, and designated the residual value of approximately $32.3 million as the equity component. Additionally, the Company allocated approximately $4.9 million of the $6.0 million original 2020 Convertible Notes issuance cost as debt issuance costs and the remaining $1.1 million as equity issuance costs.

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

The balances of the liability and equity components of all of the convertible notes outstanding were as follows (in thousands):

	September 30, 2013	December 31, 2012
Liability component—principal amount	$287,500	$115,000
Unamortized debt discount	(43,846)	(14,442)

Liability component—net carrying amount	$243,654	$100,558

Equity component	$46,954	$14,702

The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates, which are 6.0 % and 6.35% for the 2017 and 2020 Convertible Notes, respectively.

Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest expense – stated coupon rate	$2,141	$3,947
Interest expense – amortization of debt discount	1,570	2,887

Total interest expense – convertible notes	$3,711	$6,834

Propel Tax Lien Transfer Facility

Propel has a $160.0 million syndicated loan facility (the “Propel TLT Facility”).

The Propel TLT Facility has a three-year term and includes the following key provisions:

•	Interest at Propel’s option, at either: (1) LIBOR, plus a spread that ranges from 300 to 375 basis points, depending on Propel’s cash flow leverage ratio; or (2) Prime Rate, which is defined in the agreement as the rate of interest per annum equal to the sum of (a) the interest rate quoted in the “Money Rates” section of The Wall Street Journal from time to time and designated as the “Prime Rate” plus (b) the Prime Rate Margin, which is a spread that ranges from 0 to 75 basis points, depending on Propel’s cash flow leverage ratio;

•	A borrowing base of 90% of the face value of the tax lien collateralized payment arrangements;

•	Interest payable monthly; principal and interest due at maturity;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens;

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel TLT Facility and declare all amounts outstanding to be immediately due and payable; and

•	A $40.0 million accordion feature.

The Propel TLT Facility is primarily collateralized by the TLT tax liens and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.

At September 30, 2013, the outstanding balance on the Propel TLT Facility was $131.3 million, which bore a weighted average interest rate of 3.64% and 3.54% for the three months ended September 30, 2013 and 2012, respectively, and a weighted average interest rate of 3.52% and 3.56% for the nine months ended September 30, 2013 and 2012, respectively.

Propel Tax Lien Certificate Facility

On May 9, 2013, the Company, through subsidiaries of Propel, entered into a $100.0 million revolving credit facility (the “Propel TLC Facility”). The Propel TLC Facility is used to purchase TLCs from taxing authorities.

The Propel TLC Facility has a four-year term and includes the following key provisions:

•

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

•	Prior to the expiration of the four-year term, interest at a per annum floating rate equal to LIBOR plus a spread of 325 basis points;

•	Following the expiration of the four-year term or upon the occurrence of an event of default, interest at 400 basis points plus the greater of (i) a per annum floating rate equal to LIBOR plus a spread of 325 basis points, or (ii) Prime Rate, which is defined in the agreement as the rate most recently announced by the lender at its branch in San Francisco, California, from time to time as its prime commercial rate for United States dollar-denominated loans made in the United States;

•	Proceeds from the TLCs are applied to pay interest, principal and other obligations incurred in connection with the Propel TLC Facility on a monthly basis as defined in the agreement;

•	Special purpose entity covenants designed to protect the bankruptcy-remoteness of the borrowers and additional restrictions and covenants, which limit, among other things, the payment of certain dividends, the occurrence of additional indebtedness and liens and use of the collections proceeds from the TLCs; and

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel TLC Facility and declare all amounts outstanding to be immediately due and payable.

The Propel TLC Facility is collateralized by the TLCs acquired under the Propel TLC Facility. At September 30, 2013, the outstanding balance on the Propel TLC Facility was $27.0 million and, for the three and nine months ended September 30, 2013, bore a weighted average interest rate of 5.34% and 5.11%, respectively.

Cabot Senior Secured Notes

On September 20, 2012, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Janus Holdings, issued £265.0 million in aggregate principal amount of 10.375% Senior Secured Notes due 2019 (the “Cabot 2019 Notes”). Interest on the Cabot 2019 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year.

On August 2, 2013, Cabot Financial issued £100 million in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes” and, together with the Cabot 2019 Notes, the “Cabot Notes”). Interest on the Cabot 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. The total debt issuance cost associated with the Cabot 2020 Notes was approximately $4.9 million.

Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75 million was used to repay all amounts outstanding under the senior credit facilities of Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary of Janus Holdings, £25 million was used to partially repay a portion of the J Bridge PECs (as anticipated in the Purchase Agreement discussed in Note 3, “Business Combinations”) to J.C. Flowers.

The Cabot Notes are fully and unconditionally guaranteed by the following indirect subsidiaries of the Company: Cabot, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than Cabot) and substantially all the assets of Cabot Financial and the guarantors (other than Cabot).

Interest expense related to the Cabot Notes was as follows (in thousands):

Three Months Ended September 30, 2013
Interest expense – stated coupon rate	$12,857
Interest income – appreciation of debt premium	(1,367)

Total interest expense – Cabot Notes	$11,490

Cabot Senior Revolving Credit Facility

On September 20, 2012, Cabot Financial UK entered into an agreement for a senior committed revolving credit facility of £50.0 million (the “Cabot Credit Agreement”). This agreement was amended and restated on June 28, 2013 to increase the size of the revolving credit facility to £85.0 million (the “Cabot Credit Facility”).

The Cabot Credit Facility has a five-year term expiring in September 2017, and includes the following key provisions:

•	Interest at LIBOR plus a maximum of 4.0% depending on the loan to value (“LTV”) ratio determined quarterly, calculated as being the ratio of the net financial indebtedness of Cabot (as defined in the Cabot Credit Agreement) to Cabot’s estimated remaining collections capped at 84-months;

•	A restrictive covenant that limits the LTV ratio to 0.75;

•	Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and

•	Events of default which, upon occurrence, may permit the lenders to terminate the Cabot Credit Facility and declare all amounts outstanding to be immediately due and payable.

The Cabot Credit Facility is unconditionally guaranteed by the following indirect subsidiaries of the Company: Cabot, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited. The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial UK and the guarantors (other than Cabot) and substantially all the assets of Cabot Financial UK and the guarantors (other than Cabot).

At September 30, 2013, there were no outstanding borrowings under the Cabot Credit Facility.

Preferred Equity Certificates

As discussed in Note 3, “Business Combinations,” on July 1, 2013, the Company, through Encore Europe, completed the Cabot Acquisition by acquiring E Bridge PECs, E PECs, and E Shares that represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities constitute J Bridge PECs, J PECs, and J shares owned by J.C. Flowers. All of the PECs accrue interest at 12% per annum. In accordance with authoritative guidance related to debt and equity securities, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying condensed consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying condensed consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt. As noted above, the J Bridge PECs, J PECs and Management PECs are included in debt in the Company’s accompanying condensed consolidated statements of financial condition. However, as these liabilities are held by the noncontrolling interest holders and do not require the payment of cash interest expense, they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.

The Company determined, at the time of the Cabot Acquisition, that the fair value of the preferred equity certificates and the respective accrued interests approximated their face value.

As anticipated in the Purchase Agreement, and as discussed in Note 3, “Business Combinations,” in August 2013, Cabot made a payment of approximately $41.2 million to J.C. Flowers for a partial redemption of the J Bridge PECs.

As of September 30, 2013, the outstanding balance of the PECs and their accrued interests was $190.3 million.

Capital Lease Obligations

The Company has capital lease obligations primarily for computer equipment. As of September 30, 2013, the Company’s combined obligations for these equipment leases were approximately $6.9 million. These lease obligations require monthly or quarterly payments through May 2018 and have implicit interest rates that range from zero to approximately 7.7%.

Note 12: Variable Interest Entity

On July 1, 2013, the Company, through Encore Europe, completed its acquisition of 50.1% of the equity interest in Janus Holdings. See Note 3, “Business Combinations” for more information. The Company has determined that Janus Holdings is a VIE, and the Company is the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The key activities that affect Cabot’s economic performance include, but are not limited to, operational budgets and purchasing decisions. Through its control of the board of directors of Cabot’s immediate parent company, the Company controls the key operating activities at Cabot. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary.

The Company considers that the rights granted to J.C. Flowers under the contractual arrangements are more protective in nature rather than participating rights.

The Company does not intend to provide financial support to Janus Holdings.

The Company’s consolidated assets as of September 30, 2013 included assets from Janus Holdings that can only be used to settle obligations of Janus Holdings. The Company’s consolidated liabilities as of September 30, 2013, included liabilities of Janus Holdings, whose creditors have no recourse to the Company. The following table presents Janus Holdings’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated statement of financial position as of September 30, 2013 (in thousands):

		September 30, 2013
Assets
Cash and cash equivalents	$	54,584
Investment in receivable portfolios, net		596,160
Property and equipment, net		14,249
Other assets		32,102
Goodwill		369,912

Total assets	$	1,067,007

Liabilities
Accounts payable and accrued liabilities	$	31,817
Deferred tax liabilities, net		6,978
Debt		825,524
Other liabilities		113

Total liabilities	$	864,432

Note 13: Income Taxes

During the three months ended September 30, 2013 and 2012, the Company recorded an income tax provision of $10.3 million and $13.9 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded an income tax provision of $30.1 million and $38.4 million, respectively.

The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	5.2%	6.5%	5.2%	6.5%
State benefit	(1.8%)	(2.3%)	(1.8%)	(2.3%)
Changes in state apportionment(1)	(4.0%)	(0.5%)	(1.7%)	0.7%
Tax reserves(2)	1.8%	0.0%	0.7%	0.0%
International provision(3)	(4.8%)	(0.5%)	(2.0%)	(0.6%)
Permanent items(4)	1.1%	1.3%	1.3%	0.4%

Effective rate	32.5%	39.5%	36.7%	39.7%

(1)	Represents changes in state apportionment methodologies.
(2)	Represents reserves taken for certain tax position adopted by the Company.
(3)	Relates primarily to the lower tax rate on the income attributable to Cabot.
(4)	Represents a provision for nondeductible items.

The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2013 and 2012 was immaterial.

As of September 30, 2013, the Company had a gross unrecognized tax benefit of $17.6 million that, if recognized, would result in a net tax benefit of approximately $15.3 million and would have a positive effect on the Company’s effective tax rate. During the three and nine months ended September 30, 2013, there was an increase in the gross unrecognized tax benefit of $2.2 million primarily as a result of the Cabot acquisition as discussed in Note 3, “Business Combinations.”

During the three and nine months ended September 30, 2013, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed earnings of these subsidiaries during the three and nine months ended September 30, 2013, were approximately $1.5 million and $4.7 million, respectively. Such undistributed earnings are considered permanently reinvested.

Note 14: Purchase Concentrations

The following table summarizes purchases by seller sorted by total aggregate cost (in thousands, except percentages):

	Nine Months Ended September 30, 2013
	Cost	%
Portfolios acquired in Cabot Acquisition	$558,951	50.8%
Portfolios acquired in AACC Merger	381,233	34.7%
Seller 1	24,610	2.2%
Seller 2	24,067	2.2%
Seller 3	17,151	1.6%
Other sellers	93,724	8.5%

Total purchases	$1,099,736	100.0%

Note 15: Commitments and Contingencies

Litigation

The Company is involved in disputes and legal actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions in the United States based on the Fair Debt Collection Practices Act (“FDCPA”), comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions, and/or has acted improperly in connection with its efforts to contact consumers. These cases are frequently styled as supposed class actions.

On March 8, 2013, March 19, 2013 and March 20, 2013, three actions entitled Shell v. Asset Acceptance Capital Corp., et. al., Neumann v. Asset Acceptance Capital Corp., et. al., and Jaluka v. Asset Acceptance Capital Corp. et. al., respectively, were filed in the Macomb County Circuit Court of the State of Michigan. On April 19, 2013, a fourth action entitled Dix v. Asset Acceptance Capital Corp. et al was filed in the Court of Chancery of the State of Delaware. These actions were brought by purported stockholders of AACC, against the Company, AACC, and certain other named entities and individuals, and allege, among other things, that the Company has aided and abetted AACC’s directors in breaching their fiduciary duties of care, loyalty and candor or disclosure owed to AACC stockholders. Plaintiffs in the actions sought, among other things, injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. The plaintiffs did not specify the dollar amount of damages sought in each action. On June 2, 2013, AACC entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Michigan actions and Delaware action that sets forth the parties’ agreement in principle for settlement. As explained in the MOU, without admitting any wrongdoing, AACC agreed to make certain additional disclosures related to the proposed merger, and to enter into a stipulation of settlement providing for the certification of a class, for settlement purposes only, that includes certain persons or entities who held shares of AACC common stock and the release of all asserted claims. On September 16, 2013, AACC entered into a stipulation of settlement which sets forth the terms of the MOU. On October 7, 2013, the Michigan court preliminarily approved the stipulation of settlement. Upon final approval by the Michigan court, which has yet to and may not occur, the attorneys for the class members intend to seek an award of attorneys’ fees and costs incurred in a total amount not to exceed $550,000, which the defendants have agreed to not oppose.

Except as described above and in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to the Company’s pending litigation and revises its estimates when additional information becomes available. As of September 30, 2013, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2013, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $562.8 million for a purchase price of approximately $58.5 million. The Company has no purchase commitments beyond December 2014.

Note 16: Segment Information

The Company conducts business primarily through two reportable segments: portfolio purchasing and recovery and tax lien business. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. The operating results from the Company’s tax lien business segment are immaterial to the Company’s total consolidated operating results. However, total assets from the tax lien business segment are significant as compared to the Company’s total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, the Company’s tax lien business segment is determined to be a reportable segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Portfolio purchasing and recovery	$230,885	$140,682	$523,659	$405,818
Tax lien business	4,673	4,536	12,606	7,056

	$235,558	$145,218	$536,265	$412,874

Operating income:
Portfolio purchasing and recovery	$67,803	$42,980	$143,961	$123,079
Tax lien business	1,832	2,055	3,455	2,874

	69,635	45,035	147,416	125,953
Depreciation and amortization	(4,523)	(1,533)	(8,527)	(4,193)
Stock-based compensation	(3,983)	(1,905)	(9,163)	(6,710)
Other expense	(29,485)	(6,402)	(47,784)	(18,253)

Income from continuing operations before income taxes	$31,644	$35,195	$81,942	$96,797

Additionally, assets are allocated to operating segments for management review. As of September 30, 2013, total segment assets were $2.3 billion and $237.3 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.

The following presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues(1) :
United States	$189,086	$145,218	$489,793	$412,874
United Kingdom	46,472	—	46,472	—

	$235,558	$145,218	$536,265	$412,874

(1)	Revenues are attributed to countries based on location of customer.

Note 17: Goodwill and Identifiable Intangible Assets

In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value.

As of September 30, 2013, the Company has two reporting units that carry goodwill: portfolio purchasing and recovery and tax lien business. Annual testing is performed as of October 1st for the portfolio purchasing and recovery reporting unit and as of April 1st for the tax lien business reporting unit.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$1,494	$(42)	$1,452	$570	$(83)	$487
Developed technologies	4,681	(234)	4,447	—	—	—
Trade name and other	2,876	(256)	2,620	—	—	—

Total intangible assets subject to amortization	$9,051	$(532)	$8,519	$570	$(83)	$487

Intangible assets not subject to amortization:
Goodwill – portfolio purchasing and recovery			$444,130			$6,047
Goodwill – tax lien business			45,390			49,399
Other intangibles			1,962			—

Total intangible assets not subject to amortization			$491,482			$55,446

The changes in carrying amount of goodwill by reporting unit for the nine months ended September 30, 2013 are as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien business
Balance, December 31, 2012	$6,047	$49,399
Goodwill acquired	419,969	—
Goodwill adjustment	(180)	(4,009)(1)
Effect of foreign currency translation	18,294	—

Balance, September 30, 2013	$444,130	$45,390

(1)	As a result of its final valuation study related to the Company’s acquisition of Propel, during the three months ended March 31, 2013, the Company made an adjustment to the initial purchase price allocation, increasing receivables secured by tax liens and decreasing goodwill by approximately $4.0 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and those set forth in our subsequent Quarterly Reports on Form 10-Q under “Part II, Item 1A – Risk Factors,” could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Our Business and Operating Segments

We are a global leading provider of debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom specializing in higher balance, “semi-performing” (i.e., debt portfolios in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase) accounts. In addition, through our subsidiary, Propel Financial Services, LLC (“Propel”), we assist Texas and Nevada property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by a tax lien on the property. Through Propel, we also purchase tax lien certificates directly from taxing authorities.

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

Our long-term growth strategy involves growing our core portfolio purchasing and recovery business (including by purchasing portfolios from issuers, purchasing portfolios from competitors or by acquiring competitors directly), expanding into new asset classes, and expanding into new geographies.

Portfolio Purchasing and Recovery

United States. Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across the full extent of our operations. These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and align the accounts we purchase with our operational channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States and believe we possess one of the industry’s best collection staff retention rates.

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

United Kingdom. Through Cabot, we purchase receivable portfolios using a proprietary pricing model. This model allows Cabot to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.

While seasonality does not have a material impact on Cabot’s collections, collections are generally strongest in its second and third calendar quarters and slower in the first and fourth quarters, largely driven by the impact of the December holiday season and the New Year holiday, and the related impact on its customers’ ability to repay their balances. This drives a higher level of plan defaults over this period, which is typically repaired across the first quarter of the following year. The August vacation season in the United Kingdom also has an unfavorable effect on the level of collections, but this is traditionally compensated for by higher collections in July and September.

Tax Lien Business

Our tax lien business segment focuses on the property tax financing industry. Propel’s principal activity is originating and servicing property tax lien transfers in the states of Texas and Nevada and investing in tax lien certificates in other states. For tax lien transfers, with the property owner’s consent, we pay the property owner’s delinquent property taxes directly to the taxing authority, which then transfers its tax lien to us. This lien takes priority over most other liens. By funding tax liens, we provide state and local taxing authorities and governments with much needed tax revenue. We then enter into a payment agreement with the property owner, creating an affordable payment plan designed to permit the property owner to keep his or her property. For tax lien certificates, we purchase the tax lien certificates directly from taxing authorities, securing rights to future property tax payments, interest and penalties. Tax lien certificates we invest in are collateralized by the underlying property, and in most cases, continue to be serviced by the taxing authority. When the taxing authority is paid, it repays us the outstanding balance of the lien plus interest, which is negotiated at the time of the purchase. Revenue from our tax lien business segment comprised 2% of total consolidated revenues for the three and nine months ended September 30, 2013. Operating income from our tax lien business segment comprised 3% and 2% of our total consolidated operating income for the three and nine months ended September 30, 2013, respectively.

Cabot Acquisition

On July 1, 2013, through our wholly owned subsidiary Encore Europe Holdings S.a.r.l., we completed the purchase (the “Cabot Acquisition”) of 50.1% of the equity interest in Janus Holdings, the indirect holding company of Cabot, from an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”). Our effective equity ownership of Cabot will amount to approximately 42.9%, after reflecting the ownership of the noncontrolling interests and the redemption or conversion of the E Bridge preferred equity certificates and the J Bridge preferred equity certificates by June 2014. Cabot is a market leader in debt management in the United Kingdom specializing in higher balance, “semi-performing” accounts. We expect that the Cabot Acquisition will provide Cabot with access to more capital, which will enable Cabot to purchase additional debt and expand into other asset categories. In addition, the Cabot Acquisition provides synergy opportunities through Cabot’s ability to leverage our analytic capabilities and efficient operating platform. Our initial focus will be to help Cabot expand into the large secondary and tertiary markets by leveraging our analytical insights in these markets and utilizing our workforce in India, during the day, when this site would otherwise be dormant. The Cabot Acquisition also enables us to deploy capital globally in a market that we believe has strong growth potential. Cabot will continue to be a stand-alone entity. It will retain its current staff and brand and continue to be run as its own company. The condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 include the results of operations of Janus Holdings only since the closing date of the Cabot Acquisition.

AACC Merger

On June 13, 2013, we completed our merger with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt management and recovery solutions in the United States (the “AACC Merger”). We believe that our operating and cost advantages will improve the profitability of AACC’s investments and that the AACC Merger will provide us with valuable operations capabilities and synergy opportunities. We expect our combined organization to operate at our lower cost-to-collect within three to four quarters.

However, the success of the merger will depend on our ability to successfully integrate AACC’s business with our business in a cost-effective manner that does not disrupt the existing business relationships of either company. See “Item 1A – Risk Factors” in our Form 10-Q for the second quarter ended June 30, 2013 for more information. The condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 include the results of operations of AACC only since the closing date of the AACC Merger.

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

Variable Interest Entity

As discussed in Note 1, “Ownership, Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements, we have determined that our less than wholly owned subsidiary, Janus Holdings is a Variable Interest Entity, or VIE, and that we are the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. Consequently, all financial data included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been presented as though we own 100% of Janus Holdings.

Purchases and Collections

Portfolio Pricing, Supply and Demand

United States Markets

Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the third quarter of 2013, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this price increase is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts while they conduct audits of debt management and recovery companies, including Encore. We expect that pricing will remain at these elevated levels for some period of time. We believe that pricing will not decline until buyers who have paid prices that are too high recognize that they are unable to realize a profit or until the financial institutions complete their audits of debt management and recovery companies and resume selling their charged-off accounts in volumes greater than current levels. The AACC Merger accounted for a significant portion of our 2013 forecasted purchases and, as a result, we slowed our purchasing efforts in the third quarter of 2013 as compared to the third quarter of 2012.

We believe that smaller competitors are being driven out of the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because the issuers are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as us, because the larger market participants are better able to adapt to these pressures. Furthermore, as smaller competitors decide to exit the market, it may provide additional opportunities for us to purchase portfolios from competitors or to acquire competitors directly.

United Kingdom Markets

While prices for portfolios offered for sale directly from credit issuers in the United Kingdom remain at levels higher than historical averages, as a result of a backlog caused by issuers reducing their sales volumes during the 2008-2010 time period, we believe that the supply of debt sold to debt purchasers has increased and is expected to increase further in the coming year. Additionally, over the last few years, portfolios are being sold earlier in the life cycle, and therefore, include a higher proportion of paying accounts. We expect that as a result of an increase in available funding to industry participants and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we also believe that as Cabot’s business increases in scale, and with anticipated improvements in the rate of collections and improved efficiencies in collections, Cabot’s margins will remain competitive.

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Credit card – United States(1)	$31,089	$28,547	$454,926	$338,776
Credit card – United Kingdom(2)	586,037	—	586,037	—
Consumer bankruptcy receivables – United States(1), (3)	—	—	39,897	—
Telecom	726	18,764	18,876	69,981

	$617,852	$47,311	$1,099,736	$408,757

(1)	Purchases of consumer portfolio receivables in the United States for the nine month periods ended September 30, 2013 include $381.2 million acquired in connection with the AACC Merger ($345.5 million for credit card and $35.7 million for consumer bankruptcy receivables).
(2)	Purchases of consumer portfolio receivables in the United Kingdom for the three and nine month periods ended September 30, 2013 include $559.0 million acquired in connection with the Cabot Acquisition.
(3)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers and resellers.

During the three months ended September 30, 2013, we invested $617.9 million to acquire charged-off credit card and telecom portfolios, with face values aggregating $13.4 billion, for an average purchase price of 4.6% of face value. This is a $570.6 million increase in the amount invested, compared with the $47.3 million invested during the three months ended September 30, 2012, to acquire charged-off credit card and telecom portfolios with a face value aggregating $1.1 billion, for an average purchase price of 4.5% of face value. Purchases of charged-off credit card and telecom portfolios include $559.0 million of portfolio acquired in conjunction with the Cabot Acquisition. The period-over-period increase in purchases is related to the purchase of this portfolio.

During the nine months ended September 30, 2013, we invested $1.1 billion to acquire charged-off credit card, telecom and consumer bankruptcy portfolios, with face values aggregating $83.9 billion, for an average purchase price of 1.3% of face value. This is a $691.0 million increase, or 169.0%, in the amount invested, compared with the $408.8 million invested during the nine months ended September 30, 2012, to acquire charged-off portfolios with a face value aggregating $10.0 billion, for an average purchase price of 4.1% of face value. Purchases of charged-off credit card, telecom and consumer bankruptcy portfolios include $559.0 million of portfolio acquired in conjunction with the Cabot Acquisition and $381.2 million of portfolio acquired in conjunction with the AACC Merger. The increase in purchases and decrease in the percentage of face value are related to these purchases.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge off to the time we purchase the portfolios. The low purchase rate for the nine month period ending September 30, 2013 is related to the portfolio acquired in connection with the AACC Merger. This low rate is a result of us acquiring the entire portfolio of AACC, which included accounts to which we ascribed little or no value and which we have no intention to collect.

Collections by Channel

We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States:
Legal collections	$153,556	$111,334	$409,511	$335,782
Collection sites	119,080	116,928	362,495	338,439
Collection agencies(1)	39,607	17,715	88,795	43,344

Subtotal	312,243	245,977	860,801	717,565

United Kingdom:
Collection sites	37,931	—	37,931	—
Collection agencies	29,496	—	29,496	—

Subtotal	67,427	—	67,427	—

Total collections	$379,670	$245,977	$928,228	$717,565

(1)	Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $133.7 million, or 54.4%, to $379.7 million during the three months ended September 30, 2013, from $246.0 million during the three months ended September 30, 2012. Gross collections increased $210.6 million, or 29.4%, to $928.2 million during the nine months ended September 30, 2013, from $717.6 million during the nine months ended September 30, 2012.

Results of Operations

Results of operations in dollars and as a percentage of total revenue were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
Revenues
Revenue from receivable portfolios, net	$225,387	95.7%	$140,682	96.9%
Other revenues	5,792	2.5%	426	0.3%
Net interest income — tax lien business	4,379	1.8%	4,110	2.8%

Total revenues	235,558	100.0%	145,218	100.0%

Operating expenses
Salaries and employee benefits	52,253	22.2%	25,397	17.5%
Cost of legal collections	50,953	21.6%	43,544	30.0%
Other operating expenses	19,056	8.1%	14,829	10.2%
Collection agency commissions	14,158	6.0%	4,227	2.9%
General and administrative expenses	33,486	14.2%	14,091	9.7%
Depreciation and amortization	4,523	1.9%	1,533	1.1%

Total operating expenses	174,429	74.0%	103,621	71.4%

Income from operations	61,129	26.0%	41,597	28.6%

Other (expense) income
Interest expense	(29,186)	(12.4)%	(7,012)	(4.8)%
Other (expense) income	(299)	(0.1)%	610	0.4%

Total other expense	(29,485)	(12.5)%	(6,402)	(4.4)%

Income from continuing operations before income taxes	31,644	13.5%	35,195	24.2%
Provision for income taxes	(10,272)	(4.4)%	(13,887)	(9.6)%

Income from continuing operations	21,372	9.1%	21,308	14.6%
Loss from discontinued operations, net of tax	(308)	(0.1)%	—	0.0%

Net income	$21,064	9.0%	$21,308	14.6%

Net loss attributable to noncontrolling interest	822	0.3%	—	0.0%

Net income attributable to Encore shareholders	$21,886	9.3%	$21,308	14.6%

	Nine Months Ended September 30,
	2013		2012
Revenues
Revenue from receivable portfolios, net	$518,094	96.6%	$405,818	98.3%
Other revenues	6,473	1.2%	614	0.1%
Net interest income — tax lien business	11,698	2.2%	6,442	1.6%

Total revenues	536,265	100.0%	412,874	100.0%

Operating expenses
Salaries and employee benefits	114,054	21.3%	72,891	17.7%
Cost of legal collections	137,694	25.7%	123,203	29.8%
Other operating expenses	46,118	8.6%	38,854	9.4%
Collection agency commissions	22,717	4.2%	12,352	3.0%
General and administrative expenses	77,429	14.4%	46,331	11.2%
Depreciation and amortization	8,527	1.6%	4,193	1.0%

Total operating expenses	406,539	75.8%	297,824	72.1%

	Nine Months Ended September 30,
	2013		2012
Income from operations	129,726	24.2%	115,050	27.9%

Other (expense) income
Interest expense	(43,522)	(8.1)%	(19,024)	(4.6)%
Other (expense) income	(4,262)	(0.8)%	771	0.2%

Total other expense	(47,784)	(8.9)%	(18,253)	(4.4)%

Income from continuing operations before income taxes	81,942	15.3%	96,797	23.5%
Provision for income taxes	(30,110)	(5.6)%	(38,393)	(9.3)%

Income from continuing operations	51,832	9.7%	58,404	14.2%
Loss from discontinued operations, net of tax	(308)	(0.1)%	(9,094)	(2.2)%

Net income	$51,524	9.6%	$49,310	12.0%

Net loss attributable to noncontrolling interest	822	0.2%	—	0.0%

Net income attributable to Encore shareholders	$52,346	9.8%	$49,310	12.0%

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

Adjusted Income from Continuing Operations Per Share. Management believes that investors regularly rely on non-GAAP adjusted income and adjusted income per share, to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges, acquisition and integration related expenses, all net of tax, and the effect of tax credits applicable to prior periods. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. In addition, as described in Note 4, “Earnings Per Share” to the notes to our consolidated financial statements, GAAP diluted earnings per share includes the dilutive effect of approximately 805,000 and 298,000 common shares issuable upon the conversion of our convertible senior notes due 2017 for the three and nine months ended September 30, 2013, respectively, reflecting a conversion price of $31.56 for those notes. However, as described in Note 11, “Debt—Convertible Senior Notes—2017 Convertible Senior Notes” to the notes to our consolidated financial statements, the convertible note hedge transactions and warrant transactions entered into in connection with those notes have the effect of increasing the effective conversion price of those notes to $44.19. Accordingly, while these common shares are included in our diluted earnings per share, the convertible note hedge and warrant transactions will offset the impact of this dilution and no shares will not be issued unless our stock price exceeds $44.19 at the time of conversion, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of the convertible notes due 2017 to better illustrate the economic impact of those notes to shareholders (in thousands, except per share data):

	Three Months Ended September 30,
	2013			2012
	$	Per Diluted Share - Accounting	Per Diluted Share - Economic	$	Per Diluted Share - Accounting	Per Diluted Share - Economic
GAAP net income from continuing operations attributable to Encore, as reported	$22,194	$0.82	$0.84	$21,308	$0.82	$0.82
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,103	0.04	0.05	—	—	—

	Three Months Ended September 30,
	2013			2012
	$	Per Diluted Share - Accounting	Per Diluted Share - Economic	$	Per Diluted Share - Accounting	Per Diluted Share - Economic
Acquisition related legal and advisory fees, net of tax	4,775	0.18	0.18	—	—	—
Effect of tax credits applicable to prior periods	(1,236)	(0.05)	(0.05)	—	—	—

Adjusted income from continuing operations attributable to Encore	$26,836	$0.99	$1.02	$21,308	$0.82	$0.82

	Nine Months Ended September 30,
	2013			2012
	$	Per Diluted Share - Accounting	Per Diluted Share - Economic	$	Per Diluted Share - Accounting	Per Diluted Share - Economic
GAAP net income from continuing operations attributable to Encore, as reported	$52,654	$2.06	$2.08	$58,404	$2.25	$2.25
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	2,103	0.08	0.08	—	—	—
Acquisition related legal and advisory fees, net of tax	9,756	0.38	0.39	2,567	0.10	0.10
Acquisition related integration and severance costs, and consulting fees, net of tax	3,304	0.13	0.13	—	—	—
Acquisition related other expenses, net of tax	2,198	0.09	0.09	—	—	—
Effect of tax credits applicable to prior periods	(712)	(0.03)	(0.03)	—	—	—

Adjusted income from continuing operations attributable to Encore	$69,303	$2.71	$2.74	$60,971	$2.35	$2.35

Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, stock-based compensation expenses, portfolio amortization, one-time charges, and acquisition and integration related expenses), which is materially similar to a financial measure contained in covenants used in the Encore revolving credit and term loan facility, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net income, as reported	$21,064	$21,308	$51,524	$49,310
Adjustments:
Loss from discontinued operations, net of tax	308	—	308	9,094
Interest expense	29,186	7,012	43,522	19,024
Provision for income taxes	10,272	13,887	30,110	38,393
Depreciation and amortization	4,523	1,533	8,527	4,193
Amount applied to principal on receivable portfolios	157,262	105,283	417,793	311,699
Stock-based compensation expense	3,983	1,905	9,163	6,710
Acquisition related legal and advisory fees	7,752	—	15,976	4,263
Acquisition related integration and severance costs, and consulting fees	—	—	5,455	—
Acquisition related other expenses	—	—	3,630	—

Adjusted EBITDA	$234,350	$150,928	$586,008	$442,686

Adjusted Operating Expenses. We have included information concerning adjusted operating expenses, excluding stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, and acquisition and integration related operating expenses, in order to facilitate a comparison of approximate cash costs to cash collections for the portfolio purchasing and recovery business in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP total operating expenses, as reported	$174,429	$103,621	$406,539	$297,824
Adjustments:
Stock-based compensation expense	(3,983)	(1,905)	(9,163)	(6,710)
Operating expenses related to non-portfolio purchasing and recovery business	(8,008)	(2,055)	(14,534)	(3,568)
Acquisition related legal and advisory fees	(7,752)	—	(15,976)	(4,263)
Acquisition related integration and severance costs, and consulting fees	—	—	(5,455)	—

Adjusted operating expenses	$154,686	$99,661	$361,411	$283,283

Comparison of Results of Operations

Revenues

Our revenues consist primarily of portfolio revenue, contingent fee income and net interest income from our tax lien business.

Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the Internal Rate of Return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. Interest income, net of related interest expense represents net interest income on receivables secured by property tax liens.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended September 30, 2013					As of September 30, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$7,205	$4,227	58.7%	$2,978	1.9%	$—	—
2006	2,112	665	31.5%	—	0.3%	3,420	5.1%
2007	3,002	1,102	36.7%	—	0.5%	5,433	5.5%
2008	9,581	5,445	56.8%	—	2.4%	20,428	7.7%
2009	18,828	13,104	69.6%	—	5.9%	24,920	15.1%
2010	36,888	24,895	67.5%	—	11.2%	59,430	12.3%
2011	52,408	32,613	62.2%	—	14.7%	118,627	8.2%
2012	82,056	39,458	48.1%	—	17.7%	314,483	3.8%
2013	100,163	59,708	59.6%	—	26.9%	452,741	4.3%

Subtotal	312,243	181,217	58.0%	2,978	81.5%	999,482	5.4%

United Kingdom:
2013	67,427	41,192	61.1%	—	18.5%	596,160	2.4%

Total	$379,670	$222,409	58.6%	$2,978	100.0%	$1,595,642	4.3%

	Three Months Ended September 30, 2012					As of September 30, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$6,388	$5,469	85.6%	$919	3.9%	$—	—
2005	2,767	760	27.5%	135	0.5%	3,127	5.8%
2006	2,884	1,811	62.8%	(998)	1.3%	10,798	5.1%
2007	3,873	2,045	52.8%	(247)	1.5%	11,974	5.1%
2008	13,881	7,478	53.9%	908	5.3%	36,946	6.1%
2009	25,881	16,506	63.8%	—	11.8%	54,724	9.0%
2010	52,328	32,612	62.3%	—	23.3%	120,327	8.1%
2011	71,657	40,800	56.9%	—	29.2%	221,790	5.6%
2012	66,306	32,484	49.0%	—	23.2%	351,934	3.1%

Total	$245,965	$139,965	56.9%	$717	100.0%	$811,620	5.1%

	Nine Months Ended September 30, 2013					As of September 30, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$20,654	$13,632	66.0%	$7,022	2.7%	$—	—
2005	2,364	239	10.1%	10	0.0%	—	—
2006	7,133	2,707	38.0%	(402)	0.5%	3,420	5.1%
2007	9,650	4,056	42.0%	580	0.8%	5,433	5.5%
2008	33,220	18,891	56.9%	448	3.7%	20,428	7.7%
2009	63,758	41,483	65.1%	—	8.1%	24,920	15.1%
2010	124,486	79,492	63.9%	—	15.6%	59,430	12.3%
2011	180,155	103,496	57.4%	—	20.3%	118,627	8.2%
2012	279,321	124,895	44.7%	—	24.5%	314,483	3.8%
2013	140,060	80,353	57.4%	—	15.7%	452,741	4.3%

Subtotal	860,801	469,244	54.5%	7,658	91.9%	999,482	5.4%

United Kingdom:
2013	67,427	41,192	61.1%	—	8.1%	596,160	2.4%

Total	$928,228	$510,436	55.0%	$7,658	100.0%	$1,595,642	4.3%

	Nine Months Ended September 30, 2012					As of September 30, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA(4)	$20,560	$17,627	85.7%	$2,933	4.4%	$—	—
2005	9,403	3,116	33.1%	1,110	0.7%	3,127	5.8%
2006	10,059	6,457	64.2%	(2,993)	1.6%	10,798	5.1%
2007	13,498	7,143	52.9%	(123)	1.7%	11,974	5.1%
2008	46,761	24,955	53.4%	579	6.2%	36,946	6.1%
2009	88,278	54,592	61.8%	—	13.5%	54,724	9.0%
2010	175,093	104,705	59.8%	—	25.9%	120,327	8.1%
2011	237,268	125,248	52.8%	—	31.0%	221,790	5.6%
2012	116,597	60,469	51.9%	—	15.0%	351,934	3.1%

Total	$717,517	$404,312	56.3%	$1,506	100.0%	$811,620	5.1%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowances or net portfolio allowance reversals.
(4)	ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $235.6 million during the three months ended September 30, 2013, an increase of $90.3 million, or 62.2%, compared to total revenues of $145.2 million during the three months ended September 30, 2012. Total revenues were $536.3 million during the nine months ended September 30, 2013, an increase of $123.4 million, or 29.9%, compared to total revenues of $412.9 million during the nine months ended September 30, 2012.

Accretion revenue from our portfolio purchasing and recovery segment was $225.4 million during the three months ended September 30, 2013, an increase of $84.7 million, or 60.2%, compared to revenue of $140.7 million during the three months ended September 30, 2012. Portfolio revenue was $518.1 million during the nine months ended September 30, 2013, an increase of $112.3 million, or 27.7%, compared to portfolio revenue of $405.8 million during the nine months ended September 30, 2012. The increase in portfolio revenue during the three and nine months ended September 30, 2013, compared to the same periods of the prior year, was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with the Cabot Acquisition and the AACC Merger and increases in yields on certain pool groups due to over-performance. During the three months ended September 30, 2013, we recorded a portfolio allowance reversal of $3.0 million, compared to a net portfolio allowance reversal of $0.7 million during the three months ended September 30, 2012. During the nine months ended September 30, 2013, we recorded a net portfolio allowance reversal of $7.7 million, compared to a net portfolio allowance reversal of $1.5 million during the nine months ended September 30, 2012.

Other revenues primarily represent contingent fee income at our Cabot subsidiary earned on accounts collected on behalf of others, primarily debt issuers. The contingent fee based income was $5.2 million for the three and nine months ended September 30, 2013.

Net interest income from our tax lien business segment was $4.4 million and $11.7 million for the three and nine months ended September 30, 2013. Net interest income from our tax lien business segment was $4.1 million for the three months ended September 30, 2012 and $6.4 million for the period from acquisition (May 8, 2012) through September 30, 2012.

Operating Expenses

Total operating expenses were $174.4 million during the three months ended September 30, 2013, an increase of $70.8 million, or 68.3%, compared to total operating expenses of $103.6 million during the three months ended September 30, 2012.

Total operating expenses were $406.5 million during the nine months ended September 30, 2013, an increase of $108.7 million, or 36.5%, compared to total operating expenses of $297.8 million during the nine months ended September 30, 2012.

Operating expenses are explained in more detail as follows:

Salaries and Employee Benefits

Salaries and employee benefits increased $26.9 million, or 105.7%, to $52.3 million during the three months ended September 30, 2013, from $25.4 million during the three months ended September 30, 2012. The increase was primarily the result of increases in headcount as a result of the Cabot Acquisition, the AACC Merger, and increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel in the United States were approximately $5.7 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively.

Salaries and employee benefits increased $41.2 million, or 56.5%, to $114.1 million during the nine months ended September 30, 2013, from $72.9 million during the nine months ended September 30, 2012. The increase was primarily the result of increases in headcount as a result of the Cabot Acquisition, the AACC Merger and the acquisition of Propel, and increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel in the United States were approximately $11.7 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Salaries and employee benefits:
Portfolio purchasing and recovery	$50,774	$24,304	$109,721	$71,110
Tax lien business	1,479	1,093	4,333	1,781

	$52,253	$25,397	$114,054	$72,891

Cost of Legal Collections – Portfolio Purchasing and Recovery

The cost of legal collections increased $7.5 million, or 17.0%, to $51.0 million during the three months ended September 30, 2013, compared to $43.5 million during the three months ended September 30, 2012. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation in the United States. The increase in the cost of legal collections was primarily the result of an increase of $42.3 million, or 38.0%, in gross collections through our legal channels. Gross legal collections were $153.6 million during the three months ended September 30, 2013, up from $111.3 million collected during the three months ended September 30, 2012. The cost of legal collections decreased as a percentage of gross collections through this channel to 33.2% during the three months ended September 30, 2013 from 39.1% during the same period in the prior year. This decrease was primarily due to increased collections in our internal legal channel for which we do not pay a commission.

The cost of legal collections increased $14.5 million, or 11.8%, to $137.7 million during the nine months ended September 30, 2013, compared to $123.2 million during the nine months ended September 30, 2012. The increase in the cost of legal collections was primarily the result of an increase of $73.7 million, or 22.0%, in gross collections through our legal channels. Gross legal collections were $409.5 million during the nine months ended September 30, 2013, up from $335.8 million collected during the nine months ended September 30, 2012. The cost of legal collections decreased as a percentage of gross collections through this channel to 33.6% during the nine months ended September 30, 2013 from 36.7% during the same period in the prior year. This decrease was primarily due to increased collections in our internal legal channel for which we do not pay a commission.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Collections:
Collections – legal outsourcing	$120,800	78.7%	$106,254	95.4%	$350,379	85.6%	$323,508	96.3%
Collections – internal legal	32,756	21.3%	5,080	4.6%	59,132	14.4%	12,274	3.7%

Total collections – legal networks	$153,556	100.0%	$111,334	100.0%	$409,511	100.0%	$335,782	100.0%

Costs:
Commissions – legal outsourcing	32,789	27.1%	27,215	25.6%	91,938	26.2%	83,055	25.7%
Court cost expense – legal outsourcing(1)	8,916		13,928		28,275		33,869
Court cost expense – internal legal(1)	7,675		1,715		14,105		4,422
Other(2)	1,573		686		3,376		1,857

Total direct costs – legal networks(3)	$50,953	33.2%	$43,544	39.1%	$137,694	33.6%	$123,203	36.7%

(1)	We advance certain out-of-pocket court costs and capitalize these costs in our consolidated financial statements and provide a reserve and corresponding court cost expense for the costs that we believe will be ultimately uncollectible. This amount includes changes in our anticipated recovery rate of court costs expensed.
(2)	Other costs consist of costs related to counter claims and legal network subscription fees.
(3)	Total direct costs – legal networks do not include internal legal channel employee salaries and benefits, and other related direct operating expenses. These expenses were $9.8 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively, and $18.8 million and $6.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Other Operating Expenses

Other operating expenses increased $4.3 million, or 28.5%, to $19.1 million during the three months ended September 30, 2013, from $14.8 million during the three months ended September 30, 2012. The increase was primarily the result of the Cabot Acquisition and the AACC Merger. The increase was partially offset by a reduction in mailing costs and various other operating expenses.

Other operating expenses increased $7.2 million, or 18.7%, to $46.1 million during the nine months ended September 30, 2013, from $38.9 million during the nine months ended September 30, 2012. The increase was primarily the result of the Cabot Acquisition and the AACC Merger and an increase in Propel other operating expenses due to the inclusion of a full nine months of their expenses compared to a partial period in 2012 (from the acquisition date of May 8, 2012 through September 30, 2012) . The increase was partially offset by a reduction in mailing costs and various other operating expenses.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other operating expenses:
Portfolio purchasing and recovery	$18,233	$14,339	$43,224	$37,794
Tax lien business	823	490	2,894	1,060

	$19,056	$14,829	$46,118	$38,854

Collection Agency Commissions – Portfolio Purchasing and Recovery

During the three months ended September 30, 2013, we incurred $14.2 million in commissions to third party collection agencies, or 20.5% of the related gross collections of $69.1 million. During the period, the commission rate as a percentage of related gross collections was 22.6% and 17.6% for our collection outsourcing channels in the United States and in the United Kingdom, respectively. During the three months ended September 30, 2012, we incurred $4.2 million in commissions, or 23.9%, of the related gross collections of $17.7 million. The lower commission rate during the three months ended September 30, 2013 was primarily driven by lower commission rates for collection agency outsourcing in the United Kingdom as compared to the commission rates in the United States.

During the nine months ended September 30, 2013, we incurred $22.7 million in commissions to third party collection agencies, or 19.2% of the related gross collections of $118.3 million. During the same period, the commission rate as a percentage of related gross collections was 19.7% and 17.6% for our collection outsourcing channel in the United States and in the United Kingdom, respectively. During the nine months ended September 30, 2012, we incurred 12.4 million in commissions, or 28.5%, of the related gross collections of $43.3 million. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the lower commission rates on purchased bankruptcy receivable portfolios in the United States as a result of our increased purchase of bankruptcy receivable portfolios in recent periods and, as discussed above, the lower commission rates for collection agencies in the United Kingdom as compared to the rates in the United States.

General and Administrative Expenses

General and administrative expenses increased $19.4 million, or 137.6%, to $33.5 million during the three months ended September 30, 2013, from $14.1 million during the three months ended September 30, 2012. The increase was primarily the result of the Cabot Acquisition, the AACC Merger, and general increases in expenses in order to support our growth, including acquisition and integration related costs of $7.8 million, an increase in IT consulting and other IT expenses of $3.0 million, an increase in legal costs of $2.0 million, and an increase in building rent of $1.6 million.

General and administrative expenses increased $31.1 million, or 67.1%, to $ 77.4 million during the nine months ended September 30, 2013, from $46.3 million during the nine months ended September 30, 2012. The increase was primarily the result of the Cabot Acquisition, the AACC Merger, the acquisition of Propel and general increases in expense in order to support our growth including acquisition and integration related costs of $18.2 million, an increase in IT consulting and other IT expenses of $5.9 million, and an increase in building rent of $2.4 million.

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative expenses:
Portfolio purchasing and recovery	$32,949	$13,619	$75,505	$45,604
Tax lien business	537	472	1,924	727

	$33,486	$14,091	$77,429	$46,331

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million, or 195.0%, to $4.5 million during the three months ended September 30, 2013, from $1.5 million during the three months ended September 30, 2012. Depreciation and amortization expense increased $4.3 million, or 103.4%, to $8.5 million during the nine months ended September 30, 2013, from $4.2 million during the nine months ended September 30, 2012. The increases during the three and nine months ended September 30, 2013 were primarily related to increased depreciation expenses resulting from our Cabot Acquisition and AACC Merger.

Cost per Dollar Collected – Portfolio Purchasing and Recovery

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended September 30,
	2013					2012
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$119,080	$10,056		8.4%	3.2%	$116,928	$6,944		5.9%	2.8%
Legal outsourcing	120,800	44,379		36.7%	14.2%	106,254	41,829		39.4%	17.0%
Internal legal(2)	32,756	16,395		50.1%	5.3%	5,080	4,421		87.0%	1.8%
Collection agency outsourcing	39,607	8,956		22.6%	2.9%	17,715	4,227		23.9%	1.7%
Other indirect costs(3)	—	56,540		—	18.1%	—	42,240		—	17.2%

Subtotal	312,243	$136,326			43.7%	$245,977	$99,661			40.5%

United Kingdom:
Collection sites(1)	37,931	2,174		5.7%	3.2%	—	—		—	—
Collection agency outsourcing	29,496	5,202		17.6%	7.7%	—	—		—	—
Other indirect costs(3)	—	10,984		—	16.3%	—	—		—	—

Subtotal	67,427	18,360			27.2%	—	—		—	—

Total	$379,670	$154,686	(4)		40.7%	$245,977	$99,661	(4)		40.5%

	Nine Months Ended September 30,
	2013					2012
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$362,495	$24,472		6.8%	2.8%	$338,439	$20,096		5.9%	2.8%
Legal outsourcing	350,379	124,431		35.5%	14.5%	323,508	118,781		36.7%	16.6%
Internal legal(2)	59,132	32,093		54.3%	3.7%	12,274	11,196		91.2%	1.6%
Collection agency outsourcing	88,795	17,515		19.7%	2.0%	43,344	12,352		28.5%	1.7%
Other indirect costs(3)	—	144,540		—	16.8%	—	120,858		—	16.8%

Subtotal	860,801	343,051			39.9%	717,565	283,283			39.5%

United Kingdom:
Collection sites(1)	37,971	2,174		5.7%	3.2%	—	—		—	—
Collection agency outsourcing	29,496	5,202		17.6%	7.7%	—	—		—	—
Other indirect costs(3)	—	10,984		—	16.3%	—	—		—	—

Subtotal	67,427	18,360			27.2%	—	—		—	—

Total	$928,228	$361,411	(4)		38.9%	$717,565	$283,283	(4)		39.5%

(1)	Cost in collection sites represents only account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)	Cost in internal legal channel represents court costs expensed, internal legal channel employee salaries and benefits, and other related direct operating expenses.
(3)	Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses and depreciation and amortization.
(4)	Represents all operating expenses, excluding stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, and acquisition and integration related operating expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the “Non-GAAP Disclosure” section for further details.

During the three months ended September 30, 2013, overall cost per dollar collected increased slightly by 20 basis points to 40.7% of gross collections from 40.5% of gross collections during the three months ended September 30, 2012. During the same periods, total cost to collect in the United States increased to 43.7% from 40.5%. The increase was partially offset by a lower cost to collect in our

Cabot subsidiary in the United Kingdom. Over time, we expect our cost to collect to improve, but also expect that it will fluctuate from quarter to quarter based on seasonality, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.

The increase of total cost to collect in the United States was due to several factors, including:

•	The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, increased to 3.2% during the three months ended September 30, 2013, from 2.8% during the three months ended September 30, 2012 and, as a percentage of our site collections, increased to 8.4% during the three months ended September 30, 2013, from 5.9% during the three months ended September 30, 2012. The increase in cost as a percentage of total collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to AACC. We expect our combined organization to be operated at our lower cost-to-collect within the next two to three quarters.

•	The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, increased to 5.3% during the three months ended September 30, 2013, from 1.8% during the three months ended September 30, 2012 and, as a percentage of channel collections, decreased to 50.1% during the three months ended September 30, 2013, from 87.0% during the three months ended September 30, 2012. The increase in cost as a percentage of total collections through our internal legal channel was primarily due to increased collections as a result of our continued expansion of this channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform, which we expect to continue over time.

•	Collection agency commissions, as a percentage of total collections in the United States, increased to 2.9% during the three months ended September 30, 2013, from 1.7% during the same period in the prior year. Our collection agency commission rate decreased to 22.6% during the three months ended September 30, 2013, from 23.9% during the same period in the prior year. The increase in commission as a percentage of total collections was primarily due to increased collections from this channel as a percentage of total collections. The decrease in commission rate during the quarter ended September 30, 2013 when compared to the period ended September 30, 2012, was due to an increase in bankruptcy receivable portfolio collections through this channel, which have a lower commission rate than non-bankruptcy accounts.

•	Other costs not directly attributable to specific channel collections (other indirect costs), as a percentage of total collections in the United States, increased 90 basis points, to 18.1% for the three months ended September 30, 2013, from 17.2% for the three months ended September 30, 2012. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate legal expenses, increases in headcount and increases in other general and administrative expenses, to support our growth.

The increase in cost per dollar collected in the United States was partially offset by:

•	The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, decreased to 14.2% during the three months ended September 30, 2013, from 17.0% during the three months ended September 30, 2012 and, as a percentage of channel collections, decreased to 36.7% from 39.4% compared to the same period of 2012. These decreases were primarily related to improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations. These improvements resulted in an increase in our court cost recovery rate and an offsetting decrease in court cost expense.

As discussed above, the increase in total cost to collect in the United States was partially offset by a lower overall cost to collect in our Cabot subsidiary in the United Kingdom. During the three months ended September 30, 2013, the total cost to collect in the United Kingdom was 27.2%.

During the nine months ended September 30, 2013, overall cost per dollar collected decreased by 60 basis points to 38.9% of gross collections from 39.5% of gross collections during the nine months ended September 30, 2012. During the same periods, total cost to collect in the United States increased to 39.9% from 39.5%. The decrease in overall cost per dollar collected was attributable to lower cost to collect in our Cabot subsidiary in the United Kingdom.

The increase of total cost to collect in the United States was due to several factors, including:

•	The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, remained consistent at 2.8% during the nine months ended September 30, 2013 and 2012, but as a percentage of our site collections, increased to 6.8% during the nine months ended September 30, 2013, from 5.9% during the nine months ended September 30, 2012. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to AACC. We expect that our combined organization to be operated at our lower cost-to-collect within the next two to three quarters.

•	The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, increased to 3.7% during the nine months ended September 30, 2013, from 1.6% during the nine months ended September 30, 2012 and, as a percentage of channel collections, decreased to 54.3% during the nine months ended September 30, 2013, from 91.2% during the nine months ended September 30, 2012. The increase in cost as a percentage of total collections through our internal legal channel was primarily due to increased collections as a result of our continued expansion of this channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform, which we expect to continue over time.

•	Collection agency commissions, as a percentage of total collections in the United States, increased to 2.0% during the nine months ended September 30, 2013, from 1.7% during the same period in the prior year. Our collection agency commission rate decreased to 19.7% during the nine months ended September 30, 2013, from 28.5% during the same period in the prior year. The increase in commissions as a percentage of total collections was primarily due to increased collections from this channel as a percentage of total collections. The decrease in commission rate as a percentage of the related gross collections was primarily due to lower commission rates on purchased bankruptcy receivable portfolios as a result of our increased purchase of bankruptcy receivable portfolios in recent periods.

The increase in cost per dollar collected in the United States was partially offset by:

•	The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, decreased to 14.5% during the nine months ended September 30, 2013, from 16.6% during the nine months ended September 30, 2012 and, as a percentage of channel collections, decreased to 35.5% from 36.7% compared to the same period of 2012. These decreases were primarily related to improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations. These improvements resulted in an increase in our court cost recovery rate and an offsetting decrease in court cost expense.

Interest Expense – Portfolio Purchasing and Recovery

Interest expense increased $22.2 million to $29.2 million during the three months ended September 30, 2013, from $7.0 million during the three months ended September 30, 2012. Interest expense increased $24.5 million, to $43.5 million during the nine months ended September 30, 2013, from $19.0 million during the nine months ended September 30, 2012.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Stated interest on debt obligations	$21,893	$6,397	$15,496	242.2%
Interest expense on preferred equity certificates	5,877	—	5,877	—
Amortization of loan fees and other loan costs	1,249	615	634	103.1%
Amortization of debt discount, net of appreciation of debt premium	167	—	167	—

Total interest expense	$29,186	$7,012	$22,174	316.2%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Stated interest on debt obligations	$33,130	$17,379	$15,751	90.6%
Interest expense on preferred equity certificates	5,877	—	5,877	—
Amortization of loan fees and other loan costs	3,031	1,645	1,386	84.3%
Amortization of debt discount, net of appreciation of debt premium	1,484	—	1,484	—

Total interest expense	$43,522	$19,024	$24,498	128.8%

The interest expense on the preferred equity certificates is payable in kind, not in cash. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.

The increase in interest expense during the three and nine months ended September 30, 2013 was primarily attributable to interest expense of $18.2 million incurred at Cabot. The increase was also a result of increased interest expense related to additional borrowings resulting from our Cabot Acquisition and AACC Merger.

Provision for Income Taxes

During the three months ended September 30, 2013 and 2012, we recorded an income tax provision of $10.3 million and $13.9 million, respectively. During the nine months ended September 30, 2013 and 2012, we recorded an income tax provision of $30.1 million and $38.4 million, respectively.

The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	5.2%	6.5%	5.2%	6.5%
State benefit	(1.8%)	(2.3%)	(1.8%)	(2.3%)
Changes in state apportionment(1)	(4.0%)	(0.5%)	(1.7%)	0.7%
Tax reserves(2)	1.8%	0.0%	0.7%	0.0%
International provision(3)	(4.8%)	(0.5%)	(2.0%)	(0.6%)
Permanent items(4)	1.1%	1.3%	1.3%	0.4%

Effective rate	32.5%	39.5%	36.7%	39.7%

(1)	Represents changes in state apportionment methodologies.
(2)	Represents reserves taken for certain tax position adopted by Encore.
(3)	Relates primarily to the lower tax rate on the income attributable to Cabot.
(4)	Represents a provision for nondeductible items.

Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2013 and 2012 was immaterial.

As of September 30, 2013, we had a gross unrecognized tax benefit of $17.6 million that, if recognized, would result in a net tax benefit of approximately $15.3 million and would have a positive effect on our effective tax rate. During the three and nine months ended September 30, 2013, there was an increase in the gross unrecognized tax benefit of $2.2 million primarily as a result of the Cabot Acquisition.

During the three and nine months ended September 30, 2013, we did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of our subsidiaries operating outside of the United States. Undistributed earnings of these subsidiaries during the three and nine months ended September 30, 2013, were approximately $1.5 million and $4.7 million, respectively. Such undistributed earnings are considered permanently reinvested.

Supplemental Performance Data – Portfolio purchasing and recovery

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through September 30, 2013
		<2004	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total(2)	CCM(3)
Charged-off consumer receivables:
United States:
<1999	$41,117	$133,727	$4,202	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$80	$144,091	3.5
1999	48,712	76,104	8,654	5,157	3,513	1,954	1,149	885	590	487	345	198	99,036	2.0
2000	6,153	21,580	2,293	1,323	1,007	566	324	239	181	115	103	80	27,811	4.5
2001	38,185	108,453	28,551	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	588	186,909	4.9
2002	61,490	118,549	62,282	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,340	297,519	4.8
2003	88,496	59,038	86,958	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,274	335,945	3.8
2004	101,316	—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	2,718	260,150	2.6
2005	192,585	—	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	7,467	481,108	2.5
2006	141,026	—	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	7,396	314,643	2.2
2007	204,065	—	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	16,527	485,190	2.4
2008	227,780	—	—	—	—	—	69,049	165,164	127,799	87,850	59,507	33,425	542,794	2.4
2009	253,295	—	—	—	—	—	—	96,529	206,773	164,605	111,569	63,859	643,335	2.5
2010	346,073	—	—	—	—	—	—	—	125,465	284,541	215,088	119,774	744,868	2.2
2011	382,801	—	—	—	—	—	—	—	—	122,224	300,536	180,088	602,848	1.6
2012	476,350	—	—	—	—	—	—	—	—	—	186,472	255,340	441,812	0.9
2013	473,274	—	—	—	—	—	—	—	—	—	—	133,163	133,163	0.3

Subtotal	$3,082,718	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,006	$755,392	$939,746	$824,317	$5,741,222	1.9

United Kingdom:
2013	$585,930	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$67,427	$67,427	0.1
Purchased bankruptcy receivables:
2010	$11,975	$—	$—	$—	$—	$—	$—	$—	$388	$4,247	$5,598	$4,736	$14,969	1.3
2011	1,642	—	—	—	—	—	—	—	—	1,372	1,413	857	3,642	2.2
2012	83,445	—	—	—	—	—	—	—	—	—	1,249	23,981	25,230	0.3
2013	39,978	—	—	—	—	—	—	—	—	—	—	6,910	6,910	0.2

Subtotal	$137,040	$—	$—	$—	$—	$—	$—	$—	$388	$5,619	$8,260	$36,484	$50,751	0.4

Total	$3,805,688	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$928,228	$5,859,400	1.5

(1)	Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).
(2)	Cumulative collections from inception through September 30, 2013, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2013 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple

  The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections(3),(4)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
United States:
<2006	$578,054	$1,832,569	$5,902	$1,838,471	3.2
2006	141,026	314,643	7,786	322,429	2.3
2007	204,065	485,190	19,630	504,820	2.5
2008	227,780	542,794	50,917	593,711	2.6
2009	253,295	643,335	105,954	749,289	3.0
2010	346,073	744,868	223,325	968,193	2.8
2011	382,801	602,848	355,212	958,060	2.5
2012	476,350	441,812	545,961	987,773	2.1
2013	473,274	133,163	1,074,624	1,207,787	2.6

Subtotal	$3,082,718	$5,741,222	$2,389,311	$8,130,533	2.6

United Kingdom:
2013	$585,930	$67,427	$1,503,459	$1,570,886	2.7
Purchased bankruptcy receivables:
2010	$11,975	$14,969	$7,591	$22,560	1.9
2011	1,642	3,642	509	4,151	2.5
2012	83,445	25,230	72,470	97,700	1.2
2013	39,978	6,910	48,657	55,567	1.4

Subtotal	$137,040	$50,751	$129,227	$179,978	1.3

Total	$3,805,688	$5,859,400	$4,021,997	$9,881,397	2.6

(1)	Adjusted for Put-Backs and Recalls.
(2)	Cumulative collections from inception through September 30, 2013, excluding collections on behalf of others.
(3)	Estimated remaining collections for charged off consumer receivables includes $102.0 million related to accounts that converted to bankruptcy after purchase.
(4)	The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom.

Estimated Remaining Gross Collections by Year of Purchase

  The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2),(3)
	2013	2014	2015	2016	2017	2018	2019	2020	2021	>2022	Total
Charged-off consumer receivables:
United States:
<2006	$1,257	$3,517	$1,123	$5	$—	$—	$—	$—	$—	$—	$5,902
2006	1,691	3,892	1,578	625	—	—	—	—	—	—	7,786
2007	3,862	8,784	3,913	2,088	983	—	—	—	—	—	19,630
2008	7,972	19,928	12,357	6,097	3,236	1,327	—	—	—	—	50,917
2009	13,194	41,989	22,768	13,828	7,641	4,698	1,836	—	—	—	105,954
2010	25,371	81,479	50,289	30,061	18,268	8,541	6,565	2,751	—	—	223,325
2011	38,404	128,377	79,191	48,591	27,842	15,490	8,791	6,012	2,514	—	355,212
2012	56,081	188,608	122,455	74,039	43,988	25,250	15,930	10,067	7,209	2,334	545,961
2013	68,393	300,379	248,140	160,999	108,473	73,006	51,363	32,297	17,790	13,784	1,074,624

Subtotal	$216,225	$776,953	$541,814	$336,333	$210,431	$128,312	$84,485	$51,127	$27,513	$16,118	$2,389,311

United Kingdom:
2013	$53,279	$209,101	$221,069	$191,412	$165,107	$146,554	$133,372	$121,427	$112,084	$150,054	$1,503,459
Purchased bankruptcy receivables:
2010	$1,233	$3,548	$2,192	$618	$—	$—	$—	$—	$—	$—	$7,591
2011	181	229	59	37	3	—	—	—	—	—	509
2012	6,563	24,244	19,748	12,855	6,885	2,175	—	—	—	—	72,470
2013	4,171	17,851	15,116	8,755	2,652	112	—	—	—	—	48,657

Subtotal	$12,148	$45,872	$37,115	$22,265	$9,540	$2,287	$—	$—	$—	$—	$129,227

Total	$281,652	$1,031,926	$799,998	$550,010	$385,078	$277,153	$217,857	$172,554	$139,597	$166,172	$4,021,997

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond our collection forecasts.
(2)	Estimated remaining collections for charged off consumer receivables includes $102.0 million related to accounts that converted to bankruptcy after purchase.
(3)	The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom.

Unamortized Balances of Portfolios

  The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2013	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
United States:
2006	$3,420	$141,026	2.4%	0.4%
2007	5,433	204,065	2.7%	0.6%
2008	20,428	227,780	9.0%	2.3%
2009	24,920	253,295	9.8%	2.8%
2010	54,816	346,073	15.8%	6.1%
2011	118,520	382,801	31.0%	13.2%
2012	251,296	476,350	52.8%	28.1%
2013	416,984	473,274	88.1%	46.5%

Subtotal	$895,817	$2,504,664	35.8%	100.0%

United Kingdom:
2013	$596,160	$585,930	101.7%	100.0%

Purchased bankruptcy receivables:
2010	$4,614	$11,975	38.5%	4.5%
2011	107	1,642	6.5%	0.1%
2012	63,187	83,445	75.7%	61.0%
2013	35,757	39,978	89.4%	34.4%

Subtotal	$103,665	$137,040	75.6%	100.0%

Total	$1,595,642	$3,227,634	49.4%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, plus an allocation of our forward flow asset (if applicable), and less the purchase price for accounts that were sold at the time of purchase to another debt purchaser.

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

  The following tables summarize the changes in the balance of the investment in receivable portfolios and the proportion of revenue recognized as a percentage of collections (in thousands, except percentages):

	Three Months Ended September 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,090,922	$5,776	$—	$1,096,698
Purchases of receivable portfolios(1)	616,779	1,073	—	617,852
Gross collections(2)	(371,482)	(983)	(7,205)	(379,670)
Put-backs and recalls	(755)	(242)	—	(997)
Foreign currency adjustments	36,372	—	—	36,372
Revenue recognized	218,182	—	4,227	222,409
Portfolio allowances reversals, net	—	—	2,978	2,978

Balance, end of period	$1,590,018	$5,624	$—	$1,595,642

Revenue as a percentage of collections(3)	58.7%	0.0%	58.7%	58.6%

	Three Months Ended September 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$869,859	$—	$—	$869,859
Purchases of receivable portfolios	47,311	—	—	47,311
Gross collections(2)	(239,577)	—	(6,388)	(245,965)
Put-backs and recalls	(267)	—	—	(267)
Revenue recognized	134,496	—	5,469	139,965
(Portfolio allowances) portfolio allowance reversals, net	(202)	—	919	717

Balance, end of period	$811,620	$—	$—	$811,620

Revenue as a percentage of collections(3)	56.1%	0.0%	85.6%	56.9%

	Nine Months Ended September 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios(1)	1,098,663	1,073	—	1,099,736
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(905,751)	(1,825)	(20,652)	(928,228)
Put-backs and recalls	(2,512)	(273)	(2)	(2,787)
Foreign currency adjustments	35,708	—	—	35,708
Revenue recognized	496,804	—	13,632	510,436
Portfolio allowances reversals, net	636	—	7,022	7,658

Balance, end of period	$1,590,018	$5,624	$—	$1,595,642

Revenue as a percentage of collections(3)	54.8%	0.0%	66.0%	55.0%

	Nine Months Ended September 30, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios	408,757	—	—	408,757
Gross collections(2)	(696,957)	—	(20,560)	(717,517)
Put-backs and recalls	(1,892)	—	—	(1,892)
Revenue recognized	386,685	—	17,627	404,312
(Portfolio allowances) portfolio allowance reversals, net	(1,427)	—	2,933	1,506

Balance, end of period	$811,620	$—	$—	$811,620

Revenue as a percentage of collections(3)	55.5%	0.0%	85.7%	56.3%

(1)	Purchases of portfolio receivables include $381.2 million acquired in connection with the AACC Merger in June 2013 and $559.0 million acquired in connection with the Cabot Acquisition in July 2013 discussed in Note 3, “Business Combinations” to the notes to our consolidated financial statements.
(2)	Does not include amounts collected on behalf of others.
(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

  As of September 30, 2013, we had $1.6 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Year Ending December 31,	Charged-off Consumer Receivables United States	Charged-off Consumer Receivables United Kingdom	Purchased Bankruptcy Receivables	Total Amortization

2013(1)	$58,391	$10,224	$8,238	$76,853
2014	269,460	43,512	34,076	347,048
2015	218,926	73,425	30,556	322,907
2016	137,954	63,911	19,690	221,555
2017	96,435	54,812	8,863	160,110
2018	60,426	51,640	2,240	114,306
2019	39,741	53,671	—	93,412
2020	14,486	57,787	—	72,273
2021	—	66,263	—	66,263
2022	—	76,470	—	76,470
2023	—	44,445	—	44,445

Total	$895,819	$596,160	$103,663	$1,595,642

(1)	2013 amount consists of three months data from October 1, 2013 to December 31, 2013.

Headcount by Function by Geographical Location

  The following table summarizes our headcount by function by geographical location:

	Headcount as of September 30,
	2013		2012
	Domestic	International	Domestic	International
General & Administrative	1,035	1,008	529	518
Internal Legal Account Manager	73	32	20	10
Account Manager	370	1,743	201	1,410
Bankruptcy Specialist	—	—	—	72

	1,478	2,783	750	2,010

Gross Collections by Account Manager

  The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States(1):
Gross collections—collection sites	$119,080	$116,928	$362,495	$338,439
Average active Account Manager	1,705	1,599	1,634	1,422
Collections per average active Account Manager(2)	$69.8	$73.1	$221.8	$238.0
United Kingdom:
Gross collections—collection sites	$37,931	$—	$37,931	$—
Average active Account Manager	384	—	384	—
Collections per average active Account Manager	$98.8	$—	$98.8	$—
Overall:
Collections per average active Account Manager	$75.2	$73.1	$198.4	$238.0

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.
(2)	The decrease in collections per average active account manager is primarily driven by short-term ramp up in headcount as part of our long-term strategy in developing lower cost-to-collect international call centers, including our near-shore call center in Costa Rica. As we ramped up headcount in our international call centers, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers become experienced, we expect productivity to move back towards previous levels. Additionally, the decrease in collections per headcount is attributable to a lower productivity in our AACC subsidiary, we expect our combined organization will be operating at our historical productivity levels within the next two to three quarters.

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States(1):
Gross collections—collection sites	$119,080	$116,928	$362,495	$338,439
Total hours paid	769	730	2,216	1,873
Collections per hour paid(2)	$154.9	$160.2	$163.6	$180.7
United Kingdom:
Gross collections—collection sites	$37,931	$—	$37,931	$—
Total hours paid	103	—	103	—
Collections per hour paid	$368.3	$—	$368.3	$—
Overall:
Collections per hour paid	$180.1	$160.2	$172.7	$180.7

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.
(2)	The decrease in gross collections per hour paid is primarily driven by short-term ramp up in headcount as part of our long-term strategy in developing lower cost-to-collect international call centers, including our near-shore call center in Costa Rica. As we ramped up headcount in our international call centers, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers become experienced, we expect productivity to move back towards previous levels. Additionally, the decrease in gross collections per hour paid is attributable to a lower productivity in our AACC subsidiary, we expect our combined organization will be operating at our historical productivity levels within the next two to three quarters.

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
United States(1):
Gross collections—collection sites	$119,080	$116,928	$362,495	$338,439
Direct cost(2)	$10,056	$6,944	$24,472	$20,096
Cost per dollar collected(3)	8.4%	5.9%	6.8%	5.9%
United Kingdom:
Gross collections—collection sites	$37,931	$—	$37,931	$—
Direct cost(2)	$2,174	$—	$2,174	$—
Cost per dollar collected	5.7%	—	5.7%	—
Overall:
Cost per dollar collected	7.8%	5.9%	6.7%	5.9%

(1)	United States statistics include gross collections and direct costs for our India and Costa Rica call centers.
(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(3)	The increase in cost as a percentage of total collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to our AACC subsidiary. We expect that our combined organization will be operating at our lower historical cost-to-collect within the next two to three quarters.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$10,056	$6,944	$24,472	$20,096
Non-collection site salaries and employee benefits(2)	36,735	15,455	76,086	44,304

Subtotal	46,791	22,399	100,558	64,400
Tax lien business	1,479	1,093	4,333	1,781

	$48,270	$23,492	$104,891	$66,181

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)	Includes internal legal channel salaries and employee benefits of $5.7 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively, and internal legal channel salaries and employee benefits of $11.7 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Purchases by Quarter

  The following table summarizes the purchases we made by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2011	1,243	2,895,805	90,675
Q2 2011	1,477	2,998,564	93,701
Q3 2011	1,633	2,025,024	65,731
Q4 2011	2,776	3,782,595	136,743
Q1 2012	2,132	2,902,409	130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852

(1)	Includes $381.2 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.
(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

Liquidity and Capital Resources

  Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, convertible debt offerings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

  The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$39,866	$66,153
Net cash used in investing activities	(214,394)	(282,001)
Net cash provided by financing activities	264,660	227,064

  As of September 30, 2013, under the Encore Amended and Restated Credit Agreement (the “Restated Credit Agreement”) we have a credit facility (the “Credit Facility”) consisting of a term loan facility tranche of $150.0 million, six month term loan facility tranche of $48.6 million, a revolving credit facility tranche of $613.9 million and an accordion feature that allows us to increase the revolving credit facility by an additional $162.5 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $975.0 million. The term loan facility and the revolving credit facility have five-year maturities expiring in November 2017, except with respect to a $50.0 million subtranche of the term loan facility, which has a three-year maturity, expiring in November 2015. The $48.6 million six month term loan facility tranche has a six-month maturity, expiring November 2013. As of September 30, 2013, we had $509.8 million outstanding and $104.1 million of availability under the Encore revolving credit facility.

On June 24, 2013, Encore sold $150.0 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 in a private placement transaction. On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million of the convertible senior notes, which resulted in an aggregate principal amount of $172.5 million of the convertible senior notes outstanding (collectively, the “2020 Convertible Notes”). The net proceeds from the sale of the 2020 Convertible Notes were approximately $167.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses paid by us. We used approximately $18.1 million of the net proceeds from this offering to pay the cost of the capped call transactions entered into in connection with the 2020 Convertible Notes and used the remainder of the net proceeds to pay a portion of the purchase price for the Cabot Acquisition and for general corporate purposes.

Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £85.0 million (the “Cabot Credit Facility”). As of September 30, 2013, there were no amounts outstanding and we had £85.0 million available for borrowing under the Cabot Credit Facility.

On August 2, 2013, Cabot Financial UK issued £100 million in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes”). Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75 million was used to repay all amounts then outstanding under the senior credit facilities of Cabot Financial UK and £25 million was used to partially repay a portion of the J Bridge preferred equity certificates to J.C. Flowers.

We, through Propel, have a $160.0 million syndicated loan facility (the “Propel TLT Facility”). The Propel TLT Facility is used to fund growth in the tax lien transfer business at Propel. As of September 30, 2013, we had $131.3 million outstanding and $28.7 million of availability under our Propel TLT Facility.

We, through subsidiaries of Propel, have a $100.0 million revolving credit facility (the “Propel TLC Facility”). The Propel TLC Facility is used to purchase tax lien certificates from taxing authorities. As of September 30, 2013, we had $27.0 million outstanding and $73.0 million of availability under our Propel TLC Facility.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement and our Cabot Credit Facility. All of our tax lien transfers are funded with cash from Propel operations and borrowings under the Propel TLT Facility. All of our tax lien certificate purchases are funded with cash from Propel operations and borrowings under the Propel TLC Facility.

See Note 11, “Debt” to our unaudited condensed consolidated financial statements for a further discussion of our debt.

Operating Cash Flows

Net cash provided by operating activities was $39.9 million and $66.2 million during the nine months ended September 30, 2013 and 2012, respectively.

Cash provided by operating activities during the nine months ended September 30, 2013 was primarily related to net income of $51.5 million and various non-cash add backs in operating activities and changes in operating assets and liabilities, net of an income tax payment of $54.5 million. Cash provided by operating activities during the nine months ended September 30, 2012, was primarily related to net income of $49.3 million and a $10.4 million non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension Capital Group, Inc., which is included in our discontinued operations.

Investing Cash Flows

Net cash used in investing activities was $214.4 million and $282.0 million during the nine months ended September 30, 2013 and 2012, respectively.

Cash flows used in investing activities during the nine months ended September 30, 2013 were primarily related to cash paid for the AACC Merger and the Cabot Acquisition, net of cash acquired of $413.1 million, receivable portfolio purchases (excluding the portfolios acquired from the AACC Merger of $381.2 million and from the Cabot Acquisition of $559.0 million) of $156.4 million, and originations of receivables secured by tax liens of $100.3 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $418.0 million and collections applied to our receivables secured by tax liens of $51.1 million. The cash flows used in investing activities during the nine months ended September 30, 2012, were primarily related to receivable portfolio purchases of $406.9 million, cash paid for the Propel acquisition, net of cash acquired, of $186.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $313.2 million.

Capital expenditures for fixed assets acquired with internal cash flow were $8.2 million and $3.7 million for nine months ended September 30, 2013 and 2012, respectively.

Financing Cash Flows

Net cash provided by financing activities was $264.7 million and $227.1 million during the nine months ended September 30, 2013 and 2012, respectively.

The cash provided by financing activities during the nine months ended September 30, 2013, reflects $522.1 million in borrowings under our Credit Facility, the Propel TLT and TLC Facilities, the $151.7 million issuance of senior secured notes at our Cabot subsidiary, and the $172.5 million issuance of our 2020 Convertible Senior Notes, offset by $491.5 million in repayments of amounts outstanding under our Credit Facility and the Propel TLT and TLC Facilities. The cash provided by financing activities during the nine months ended September 30, 2012, reflects $390.4 million in borrowings under our Credit Facility and the Propel TLT Facility, including approximately $187.2 million borrowed for our acquisition of the Propel entities, offset by $163.0 million in repayments of amounts outstanding under our Credit Facility.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $110.2 million as of September 30, 2013 (approximately $54.6 million of the cash and cash equivalents were held at our Cabot subsidiary), our access to capital markets, and availability under our credit facilities.

Our future cash needs will depend on our acquisitions of portfolios and businesses. We used cash and borrowings under our Restated Credit Agreement and our 2020 Convertible Notes to fund the Cabot Acquisition on July 1, 2013.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency. At September 30, 2013, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest Rate. At September 30, 2013, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

As set forth above, we completed the Cabot Acquisition during the third quarter of 2013. Cabot will continue to be operated independently and we will not be integrating Cabot’s systems with our systems, including our financial reporting systems. We will monitor and test Cabot’s systems as part of management’s annual evaluation of internal control over financial reporting beginning in 2014.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are involved in disputes and legal actions from time to time in the ordinary course of business. We, along with others in our industry, are routinely subject to legal actions in the United States based on the FDCPA, comparable state statutes, the TCPA, state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that we lack specified licenses to conduct our business, attempt to collect debts on which the statute of limitations has run, have made inaccurate assertions of fact in support of our collection actions and/or have acted improperly in connection with our efforts to contact consumers. These cases are frequently styled as supposed class actions.

On March 8, 2013, March 19, 2013 and March 20, 2013, three actions entitled Shell v. Asset Acceptance Capital Corp., et. al., Neumann v. Asset Acceptance Capital Corp., et. al., and Jaluka v. Asset Acceptance Capital Corp. et. al., respectively, were filed in the Macomb County Circuit Court of the State of Michigan. On April 19, 2013, a fourth action entitled Dix v. Asset Acceptance Capital Corp. et al was filed in the Court of Chancery of the State of Delaware. These actions were brought by purported stockholders of Asset Acceptance Capital Corporation (“AACC”) against us, AACC, and certain other named entities and individuals, and allege, among other things, that we have aided and abetted AACC’s directors in breaching their fiduciary duties of care, loyalty and candor or disclosure owed to AACC stockholders. Plaintiffs in the actions sought, among other things, injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. The plaintiffs did not specify the dollar amount of damages sought in each action. On June 2, 2013, AACC entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Michigan actions and Delaware action that sets forth the parties’ agreement in principle for settlement. As explained in the MOU, without admitting any wrongdoing, AACC agreed to make certain additional disclosures related to the proposed merger, and to enter into a stipulation of settlement providing for the certification of a class, for settlement purposes only, that includes certain persons or entities who held shares of AACC common stock and the release of all asserted claims. On September 16, 2013, AACC entered into a stipulation of settlement which sets forth the terms of the MOU. On October 7, 2013, the Michigan court preliminarily approved the stipulation of settlement. Upon final approval by the Michigan court, which has yet to and may not occur, the attorneys for the class members intend to seek an award of attorneys’ fees and costs incurred in a total amount not to exceed $550,000, which the defendants have agreed to not oppose.

Except as set forth above and as disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, there has been no material development in any of the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

In certain legal proceedings, we may have recourse to insurance or third party contractual indemnities to cover all or portions of our litigation expenses, judgments, or settlements. In accordance with authoritative guidance, we record loss contingencies in our financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, we record the minimum estimated liability. We continuously assess the potential liability related to our pending litigation and revise our estimates when additional information becomes available. As of September 30, 2013, we have no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to our financial statements or an estimate cannot yet be determined. Our legal costs are recorded to expense as incurred.

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

We carry approximately $489.5 million in goodwill and approximately $10.5 million in amortizable intangible assets as of September 30, 2013. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could negatively affect our results of operations.

Item 6 – Exhibits

4.1	Indenture, dated September 20, 2012, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (filed herewith)

4.2	First Supplemental Indenture, dated June 13, 2013, between Cabot Financial (Luxembourg) S.A. and Citibank, N.A., London Branch as trustee (filed herewith)

10.1	Amended and Restated Senior Facilities Agreement, dated June 28, 2013, by and among Cabot Financial Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (filed herewith)

10.2	Second Amendment to Securities Purchase Agreement, dated September 25, 2013, by and between Encore Europe Holdings S.À R.L. and JCF III Europe S.À R.L. (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: November 7, 2013