Form 10-Q/A
period 2013-06-30
ENCORE CAPITAL GROUP INC
filed 2013-12-20
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Encore Capital Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Original Filing”), which we originally filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2013. We are filing this amendment for the sole purpose of revising portions of Exhibit 10.24 to address comments we received from the Staff of the Commission in response to our confidential treatment request with respect to portions of Exhibit 10.24.

This amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. However, the Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer

Date: December 20, 2013

2

EXHIBIT INDEX

4.1(1)	Indenture (including the form of the Note), dated as of June 24, 2013, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

4.2(1)	Indenture (including the form of the Note), dated August 2, 2013, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013)

10.1(1)	Amendment No. 1, dated February 7, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent trustee

10.2(1)	Amendment No. 1 and Limited Waiver, dated May 9, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent

10.3(1)	Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation

10.4+(1)	Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 26, 2013)

10.5+(1)	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan

10.6+(1)	Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan

10.7+(1)	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan

10.8+(1)	Form of Restricted Stock Unit Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan

10.9+(1)	Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan

10.10+(1)	Form of Performance Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan

10.11+(1)	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan

10.12(1)	Incremental Facility Agreement, dated May 9, 2013, among Encore Capital Group, Inc., each of the banks and guarantors party thereto and SunTrust Bank, as administrative agent, issuing bank and swingline lender

10.13*(1)	Tax Lien Loan and Security Agreement, dated May 15, 2013, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013)

10.14(1)	Guaranty and Security Agreement, dated May 15, 2013, by PFS Finance Holdings, LLC, in favor of Wells Fargo Bank, N.A.

10.15(1)	Limited Guarantee, dated May 15, 2013, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A.

10.16(1)	Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L.

10.17(1)	Amendment No. 2, dated May 29, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the guarantors identified therein, the lenders party thereto and SunTrust Bank, as administrative agent and collateral agent

10.18(1)	Amendment No. 1, dated May 29, 2013, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations

10.19(1)	Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.20(1)	Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.21(1)	Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.22(1)	Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.23(1)	Amendment, dated July 1, 2013, to Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L.

10.24*(2)	Investors Agreement, dated July 1, 2013, by and between Encore Europe Holdings S.À R.L., JCF III Europe S.À R.L. and the other parties thereto

10.25(1)	Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.26(1)	Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.27(1)	Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.28(1)	Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

31.1(2)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2(2)	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101(1)	The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement.
*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The confidential portions have been submitted separately to the Securities and Exchange Commission.
(1)	Filed or furnished with the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013.
(2)	Filed herewith.

4