Form 10-K
period 2013-12-31
ENCORE CAPITAL GROUP INC
filed 2014-02-25
CIK 1084961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013 or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 23,333,327 shares was approximately $772,566,457 at June 28, 2013, based on the closing price of the common stock of $33.11 per share on such date, as reported by the NASDAQ Global Select Market.

The number of shares of our Common Stock outstanding at February 3, 2014, was 25,482,713.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2014 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

PART I

Item 1—Business

An Overview of Our Business

Nature of Our Business

We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets.

Portfolio Purchase and Recovery Business

We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States.

In June 2013, we completed our merger with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt recovery solutions in the United States (the “AACC Merger”).

In July 2013, we acquired control of United Kingdom-based Cabot Credit Management Limited (“Cabot”), which is a market leader in debt management in the United Kingdom specializing in portfolios consisting of higher balance, “semi-performing” accounts (i.e., debt portfolios in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase).

In December 2013, we acquired a majority ownership interest in Refinancia S.A. (“Refinancia”), a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee services to merchants and loan guarantee services to financial institutions.

On February 7, 2014, Cabot acquired Marlin Financial Group Limited (“Marlin”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables, which we believe complements Cabot’s management of semi-performing accounts.

On February 22, 2014, we agreed to acquire a majority ownership interest in Grove Holdings (“Grove”), through its subsidiaries a leading specialty investment firm focused on consumer non-performing loans, including insolvencies in the United Kingdom (in particular, individual voluntary arrangements, or IVAs) and non-bank receivables in Spain. The transaction is subject to regulatory approval and is anticipated to close in the first quarter of 2014.

Our portfolio purchase and recovery business now includes accounts originated in the United States, the United Kingdom, Ireland, Colombia and Peru. Accounts originated in the United States are serviced through our call centers in the United States, India and Costa Rica. Beginning in January 2014, our India call center also began to service Cabot’s United Kingdom accounts. Throughout this Annual Report on Form 10-K, when we refer to our United States operations, we include accounts originated in the United States that are serviced through our call centers in the United States, India and Costa Rica. When we refer to our United Kingdom operations, we are referring to accounts originated in the United Kingdom and Ireland through Cabot. To date, our operating results from Refinancia’s Colombia and Peru operations are immaterial to our total consolidated operating results.

Tax Lien Business

Through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist Texas and Nevada property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by a tax lien on the property. Through Propel, we also purchase tax liens directly from taxing authorities in various other states.

The foundation of our success and our commitment to future growth is our people, our organizational agility and our integrity. This foundation supports strengths in four key areas, which we refer to as our pillars:

•	Superior Analytics, characterized by extensive investment in data and behavioral science and the employment of sophisticated analytics to drive effective predictive modeling;

•	Operational Scale and Cost Leadership, driven by our specialized call centers, efficient international operations and continuing expansion of our internal legal platform;

•	Strong Capital Stewardship, characterized by our sustained ability to raise and deploy capital prudently; and

•	Extendable Business Model, driven by our scalable platform, supporting strategic investment opportunities in new asset classes and geographic areas.

Although we have enabled over two million consumers to retire a portion of their outstanding debt since 2007, one of the debt collection industry’s most formidable challenges is that many financially distressed consumers will never make a payment, much less retire their total debt obligation. In fact, we generate payments from fewer than one percent of our accounts every month. To address these challenges, we evaluate portfolios of receivables that are available for purchase using robust, account-level valuation methods, and we employ proprietary statistical and behavioral models across all our operations. We believe these business practices contribute to our ability to value portfolios accurately, avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our operational channels to maximize future collections. We also have one of the industry’s largest financially distressed consumer databases. We believe that our specialized knowledge, along with our investments in data and analytic tools, have enabled us to realize significant returns from the receivables we have acquired. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States, and believe that we possess one of the industry’s best collection staff retention rates. In addition, through Cabot and Refinancia, we maintain strong relationships with many of the largest financial services providers in the United Kingdom and the Latin American markets we service.

Seasonality

United States

While seasonality does not have a material impact on our portfolio purchasing and recovery segment, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters, and slowest in the fourth calendar quarter. Relatively higher collections in the first quarter could result in a lower cost-to-collect ratio compared to the other quarters, as our fixed costs are constant and applied against a larger collection base. The seasonal impact on our business may also be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.

Collection seasonality with respect to our portfolio purchasing and recovery segment can also affect revenue as a percentage of collections, also referred to as our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (e.g., the fourth calendar quarter), the revenue recognition rate can be higher than in quarters with higher collections (e.g., the first calendar quarter).

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with higher collections and higher costs (e.g., the first calendar quarter), all else being equal, earnings could be lower than in quarters with lower collections and lower costs (e.g., the fourth calendar quarter). Additionally, in quarters where a greater percentage of collections come from our legal and agency outsourcing channels, cost to collect will be higher than if there were more collections from our internal collection sites.

United Kingdom

While seasonality does not have a material impact on Cabot’s operations, collections are generally strongest in the second and third calendar quarters and slower in the first and fourth quarters, largely driven by the impact of the December holiday season and the New Year holiday, and the related impact on customers’ ability to repay their balances. This drives a higher level of plan defaults over this period, which are typically repaired across the first quarter of the following year. The August vacation season in the United Kingdom also has an unfavorable effect on the level of collections, but this is traditionally compensated for by higher collections in July and September.

Operating Segments

We conduct business through two reportable segments: portfolio purchasing and recovery and tax liens. Financial information regarding our operating segments and geographic operations is set forth in Note 15 “Segment Information” to our consolidated financial statements.

Company Information

We were incorporated in Delaware in 1999. Our headquarters is located at 3111 Camino Del Rio North, Suite 1300, San Diego, California 92108 and our telephone number is (877) 445-4581. Investors wishing to obtain more information about us may access the Investors section of our Internet site at http://www.encorecapital.com. The site provides access, free of charge, to relevant investor related information, such as Securities and Exchange Commission (“SEC”) filings, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our Internet site as soon as reasonably practicable after being filed with, or furnished to, the SEC. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K. Any materials that we filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our Competitive Advantages

Analytic Strength. We believe that success in our portfolio purchase and recovery business depends on our ability to establish and maintain an information advantage. Leveraging an industry-leading financially distressed consumer database, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases. Moreover, our collection channels are informed by powerful statistical models specific to each collection activity, and each year we deploy significant capital to purchase credit bureau and customized consumer data that describe demographic, account level, and macroeconomic factors related to credit, savings, and payment behavior.

Consumer Intelligence. At the core of our analytic approach is a focus on understanding, measuring, and predicting financially distressed consumer behavior. In this effort, we apply tools and methods from statistics, psychology, economics, and management science across the full extent of our business. During portfolio valuation, we use an internally developed and proprietary family of statistical models that determines the likelihood and expected amount of payment for each consumer within a portfolio. Subsequently, the expectations for each account are aggregated to arrive at a portfolio-level liquidation solution and a valuation for the entire portfolio is determined. During the collection process, we apply our “willingness-capability” framework, which allows us to match our collection approach to an individual consumer’s payment behavior.

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

Principled Intent. We strive to treat consumers with respect, compassion, and integrity. From discounts and payment plans to hardship solutions, we work with our consumers as they attempt to return to financial health. We are committed to dialogue that is honorable and constructive, and hope to play an important and positive role in our consumers’ financial recovery.

Our Strategy

We have implemented a business strategy that emphasizes the following elements:

Extend our knowledge about financially distressed consumers. We believe our investments in data, analytic tools, and expertise related to both general and financially distressed consumer behavior provide us with a competitive advantage. In addition to rigorous data collection practices that take advantage of our unique relationship with financially distressed consumers, our consumer intelligence program focuses on segmentation, marketing communications, and original research conducted in partnership with experts from both industry and academia. We believe this work will continue to bolster our operational success while fueling our efforts to address questions of broad interest to consumers and policy-makers through innovation, good science, and principled intent.

Grow an international specialty finance company. We believe we are well-positioned to take a leading role, worldwide in the distressed debt and subprime consumer financial sectors. Our current footprint includes our industry-leading U.S. and U.K. core debt recovery businesses, our entrance into the Latin American debt market through our Refinancia subsidiary, our tax lien business at Propel, and our international operations through our India and Costa Rica locations.

In addition, we are constantly evaluating additional investments in, or acquisitions of, complementary companies in order to expand into new geographic markets or new types of defaulted consumer receivables, add capacity to our current business lines, and leverage our knowledge of the financially distressed consumer. We believe that our existing underwriting and collection processes can be extended to a variety of consumer receivables and, as portfolio prices fluctuate and the complexity of our industry continues to increase, we expect that our international operations will continue to provide a significant competitive advantage. These capabilities may allow us to develop and provide complementary products or services to specified financially distressed consumer segments. For example, our Refinancia subsidiary provides financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee services to merchants and loan guarantee services to financial institutions.

Deliver top-quartile Total Shareholder Return. The foundation of our success is our superior management team, ability to learn and evolve as an organization, and commitment to operating with principled intent. This foundation supports strengths in four key areas, which we refer to as our pillars: superior analytics, operational scale and cost leadership (including specialized call centers and our internal legal platform), strong capital stewardship, and an extendable business model (supporting strategic investments in new asset classes and geographic areas). In turn, we believe these core capabilities position us to deliver strong growth, competitive margins, and strong cash flows. Taken together, we believe these elements will align our business, investor, and financial strategies and allow us to drive top quartile shareholder return.

Safeguard and promote consumer financial health. We believe that our interests, and those of the financial institutions from which we purchase portfolios, are closely aligned with the interests of government agencies seeking to protect consumer rights. Accordingly, and guided by our Consumer Bill of Rights, we expect to continue investing in infrastructure and processes that support consumer advocacy and financial literacy while promoting an appropriate balance between corporate and consumer responsibility.

Acquisition of Portfolio Purchase and Recovery Receivables

We provide sellers of delinquent receivables liquidity and immediate value through the purchase of charged-off consumer receivables. We believe that we are an appealing partner for these sellers given our financial strength, focus on principled intent, and track record of financial success.

United States

Identify purchase opportunities. We maintain relationships with some of the largest credit originators and portfolio resellers of charged-off consumer receivables in the United States. We identify purchase opportunities and secure, where possible, exclusive negotiation rights. We believe that we are a valued partner for credit originators and portfolio resellers from whom we purchase portfolios, and our ability to secure exclusive negotiation rights is typically a result of our strong relationships and our purchasing scale. Receivable portfolios are sold either through a general auction, where the seller requests bids from market participants, or through an exclusive negotiation, where the seller and buyer negotiate a sale privately. The sale transaction can be either for a one-time spot purchase or for a “forward flow” contract. A “forward flow” contract is a commitment to purchase receivables over a duration that is typically three to twelve months with specifically defined volume, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. We generally attempt to secure forward flow contracts for receivables because a consistent volume of receivables over a set duration can allow us more precision in forecasting and planning our operational needs.

Evaluate purchase opportunities using account-level analytics. Once a portfolio of interest is identified, we obtain detailed information regarding the portfolio’s accounts, including certain information regarding the consumers themselves. We then purchase additional information for the consumers whose accounts we are contemplating purchasing, including credit, savings, or payment behavior. Our Decision Science team, responsible for asset valuation, statistical analysis, and forecasting, then analyzes this information to determine the expected value of each potential new consumer. Our collection expectations are based on these demographic data, account characteristics, and economic variables, which we use to predict a consumer’s willingness and ability to repay his or her debt. The expected value of collections for each account is aggregated to calculate an overall value for the portfolio. Additional adjustments are made to account for qualitative factors that may affect the payment behavior of our consumers (such as prior collection activities, or the underwriting approach of the seller), and servicing related adjustments to ensure our valuations are aligned with our operations.

Formal approval process. Once we have determined the value of the portfolio and have completed our qualitative diligence, we present the purchase opportunity to our investment committee, which either sets the maximum purchase price for the portfolio based on a corporate Internal Rate of Return (“IRR”) or other strategic objectives or declines to bid. Members of the investment committee include our Chief Executive Officer, Chief Financial Officer, other members of our senior management team, and experts, as needed.

We believe long-term success is best achieved by combining a diverse asset sourcing approach with an account-level scoring methodology and a disciplined evaluation process.

United Kingdom

Through Cabot, we maintain strong relationships with many of the largest financial service providers in the United Kingdom. Cabot primarily acquires receivable portfolios in negotiated spot transactions, but it also participates in auctions on occasion. In addition, Cabot purchases a small number of portfolios by entering into forward flow agreements, although it has substantially moved away from these arrangements.

When Cabot identifies a portfolio of interest, it evaluates account-level information and performs due diligence to evaluate certain features of the portfolio. Cabot next applies its proprietary, highly automated portfolio pricing models to further evaluate the portfolio, using separate models depending on the type of account: a paying model for semi-performing accounts and a regression model for non-performing accounts. Using its substantial database of account holder information, Cabot carries out additional statistical analysis that is customized to evaluate specific repayment characteristics to further evaluate the accounts. The results of due diligence and the outputs of the pricing models and data analysis is presented to Cabot’s pricing committee, which then decides whether to make an indicative bid for the portfolio. If, following the indicative bid, Cabot is short-listed by the vendor, it then conducts further due diligence on the portfolio and refines its analysis. Following this additional due diligence, the pricing committee decides whether to submit a final binding offer for the portfolio.

All purchases require approval by the pricing committee. Cabot’s pricing committee includes its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. In addition, representatives from Encore and J.C. Flowers & Co. LLC participate in all material pricing decisions. We believe that Cabot’s significant industry and management experience enable it to make informed decisions about the portfolios we acquire through it.

Portfolio Purchase and Recovery Collection Approach

United States

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

•

Call Centers. We maintain domestic collection call centers in San Diego, California, Phoenix, Arizona, St. Cloud, Minnesota, and Warren, Michigan and international call centers in Gurgaon, India and San

Jose, Costa Rica. Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. During our new hire training period, we educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

•

Skip Tracing. If a consumer’s phone number proves inaccurate when an account manager calls an account, or if current contact information for a consumer is not available at the time of account purchase, then the account is automatically routed to our skip tracing process. We currently use a number of different skip tracing companies to provide phone numbers and addresses.

•

Legal Action. We generally refer accounts for legal action where the consumer has not responded to our direct mail efforts or our calls and it appears the consumer is able, but unwilling, to pay his or her obligations. When we decide to pursue legal action, we place the account into our internal legal channel or refer them to our network of retained law firms. If placed to our internal legal channel, management in that channel will evaluate the accounts and make the final determination whether to pursue legal action. If referred to our network of retained law firms, we rely on our law firms’ expertise with respect to applicable debt collection laws to evaluate the accounts placed in that channel in order to make the decision about whether or not to pursue collection litigation. Prior to engaging an external collection firm, we evaluate the firm’s compliance with consumer credit laws and regulations, operations, financial condition, and experience, among other key criteria. The law firms we have hired may also attempt to communicate with the consumers in an attempt to collect their debts prior to initiating litigation. We pay these law firms a contingent fee based on amounts they collect on our behalf.

•

Third-Party Collection Agencies. We selectively employ a strategy that uses collection agencies. Collection agencies receive a contingent fee for each dollar collected. Generally, we use these agencies on accounts when we believe they can liquidate better or less expensively than we can or to supplement capacity in our internal call centers. We also use agencies to initially provide us a way to scale quickly when large purchases are made and as a challenge to our internal call center collection teams. Prior to engaging a collection agency, we evaluate, among other things, those aspects of the agency’s business that we believe are relevant to its performance and compliance with consumer credit laws and regulations.

•	Sale. We do not resell accounts to third parties in the ordinary course of our business.

United Kingdom

Cabot uses insights discovered during its purchasing process to build account collection strategies. Cabot’s proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. In recent years, Cabot has concentrated on buying portfolios that are described as semi-performing in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase. Cabot will try to establish contact with these consumers in order to transfer payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardship (such as medical issues or mental incapacity), are handled outside of normal collections processes.

The remaining pool of accounts then receives further evaluation. At that point, Cabot analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, Cabot pursues collections through letters and/or phone calls to its consumers. Where contact is made and consumers indicate a willingness to pay, a patient approach of forbearance is applied using regulatory protocols within the United Kingdom to assess affordability and ensure that repayment plans are fair and balanced and therefore sustainable. Where the customer is unwilling to pay, Cabot refers the account to the appropriate escalation point in the collection process, which may include its internal debt collection agency or a third-party collection agency or legal action. Historically, legal action was only used by Cabot as a last-resort collection strategy and was typically outsourced to third parties. The acquisition of Marlin now provides Cabot with robust internal legal collection capabilities. Like Cabot, Marlin uses analytics to segment accounts and determine a consumer’s willingness and ability to pay. We believe the combined Cabot and Marlin organization will have the opportunity to further improve account collection strategies by sharing industry expertise and addressing consumers across the entire willingness to pay spectrum.

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

Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than was being assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to future property tax payments, interest, and penalties. In most cases, these Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase.

Based in San Antonio, Texas, Propel is the largest tax lien company in the state of Texas.

Enterprise Risk Management and Legal Oversight

United States

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

We continually monitor applicable changes to laws governing statutes of limitations and disclosures to consumers. We maintain policies, system controls, and processes designed to ensure that accounts past the applicable statute of limitations do not get placed into legal collections. Additionally, in written and verbal communications with consumers, we provide disclosures to the consumer that the account is past its applicable statute of limitations and, therefore, we will not pursue collections through legal means.

The enterprise risk management department is responsible for the development and administration of internal policies, procedures and controls which apply to all of our business units. The team manages and tests our Sarbanes Oxley Section 404 compliance. The team also performs periodic risk assessments and audits to evaluate the level of compliance to both regulations and standards of internal control for both internal operations and vendors/outsourcers.

Beyond written policies, one of our core internal goals is the adherence to principled intent as it pertains to all consumer interactions. We believe that it is in our shareholders’ and our employees’ best interest to treat all consumers with the highest standards of integrity. Specifically, we have strict policies and a code of ethics, which guide all dealings with our consumers. To reinforce existing written policies, we have established a number of quality assurance procedures. Through our Quality Assurance program, our Fair Debt Collection Practices Act training for new account managers, our Fair Debt Collection Practices Act recertification program for continuing account managers, and our Consumer Support Services department, we take significant steps to ensure compliance with applicable laws and regulations and seek to promote consumer satisfaction. Our Quality Assurance team aims to enhance the skills of account managers and to drive compliance initiatives through active call monitoring, account manager coaching and mentoring, and the tracking and distribution of company-wide best practices. Finally, our Consumer Support Services department works directly with consumers to seek to resolve incoming consumer inquiries and to respond to consumer disputes as they may arise.

United Kingdom

Cabot has established a compliance framework, operational procedures and governance structures to enable it to conduct business in accordance with applicable rules, regulations, and guidelines. Cabot’s employees undergo comprehensive training on legal and regulatory compliance, and Cabot engages in regular call monitoring checks, data checks, performance reviews and other operational reviews to ensure compliance with company guidelines. The laws and regulations under which Cabot operates have at their core the fair treatment of consumers, which is embedded within Cabot’s processes and culture.

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

Predictive Dialer Technology. Our upgraded predictive dialer technology continues to accommodate the ongoing expansion of our call centers. The technology allows additional call volume capacity and greater efficiency through shorter wait times and an increase in the number of live contacts. We believe this technology helps maximize account manager productivity and further optimizes the yield on our portfolio purchases. We also believe that the use of predictive dialing technology helps us to ensure compliance with certain applicable federal and state laws in the United States that restrict the time, place, and manner in which debt collectors can call consumers.

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

Process Control. To ensure that our entire infrastructure continues to operate efficiently and securely, we have developed a strong process and control environment. These controls govern all areas of the enterprise from physical security and virtual security, to change management, data protection, and segregation of duties.

Ability to Attract and Retain Employees

Of crucial importance to our success is the recruitment and retention of our key employees, account managers, and executive management team. In addition to offering attractive compensation structures for account managers, we may offer employee programs that promote personal and professional goals, such as leadership and skills training, tuition assistance in support of continued education, and wellness initiatives. Our company has historically been recognized as one of San Diego’s healthiest companies, and in India, we were selected as one of “India’s Best Companies to Work For” by India’s Great Place to Work Institute. We believe that these tangible benefits, combined with intangible differentiators, such as a diverse employee base and the prospect of living and working in an extremely temperate climate where our Corporate Headquarters is located, all contribute to a sustainable competitive advantage with respect to recruitment and retention.

Competition

United States

The consumer credit recovery industry is highly competitive and fragmented. We compete with a wide range of collection and financial services companies. We also compete with traditional contingency collection agencies and in-house recovery departments. Competitive pressures affect the availability and pricing of receivable portfolios, as well as the availability and cost of qualified recovery personnel. In addition, some of our competitors may have signed forward flow contracts under which credit originators or portfolio resellers have agreed to transfer charged-off receivables to them in the future, which could restrict those credit originators or portfolio resellers from selling receivables to us. We believe some of our major competitors, which include companies that focus primarily on the purchase of charged-off receivable portfolios, have continued to diversify into third-party agency collections and into offering credit card and other financial services as part of their recovery strategy.

When purchasing receivables, we compete primarily on the basis of the price paid for receivable portfolios, the ease of negotiating and closing the prospective portfolio purchases with us, our ability to obtain funding, and our reputation with respect to the quality of services that we provide. We believe that our ability to compete effectively in this market is also dependent upon, among other things, our relationships with credit originators and portfolio resellers of charged-off consumer receivables, and our ability to provide quality collection strategies in compliance with applicable laws.

We believe that smaller competitors are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to increased regulatory pressure and because sellers of charged-off consumer receivables are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as us, because the larger market participants are better able to adapt to these pressures. As smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase receivables from competitors or to acquire competitors directly, as we did with the AACC Merger, which we completed in 2013.

The Texas and national tax lien industry is highly competitive and fragmented. In Texas, Propel competes primarily on the basis of interest rate, the ease of negotiating and closing the tax liens with the municipality and the consumer, and the reputation with respect to the quality of services that Propel provides. Outside of Texas, liens are usually sold individually or in bulk to the highest bidders, although sometimes the local governments consider non-pricing factors when awarding bulk liens.

United Kingdom

When purchasing receivables in the United Kingdom market, Cabot competes on the basis of the price paid for receivable portfolios, the ease of negotiating and closing the prospective portfolio purchases with Cabot, its ability to obtain funding, and its reputation with respect to the quality of services it provides. We believe that Cabot’s ability to compete effectively in this market is also dependent upon, among other things, Cabot’s relationships with credit originators and financial services companies, its ability to segment portfolios effectively, its high level of compliance governance controls, and its ability to provide quality collection strategies in compliance with applicable laws.

Similar to certain trends we are observing in the United States, we believe that smaller competitors in the United Kingdom are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to the increased regulatory environment and scrutiny applied by regulators, and also because sellers of charged-off consumer receivables are being more selective with buyers in the marketplace, resulting in a level of consolidation within the portfolio purchasing and recovery industry and the exit of portfolio purchasing and recovery companies from the marketplace. As in the United States, we believe this favors larger participants in the market, such as Cabot, because the larger market participants are better able to adapt to these pressures. As smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase receivables from competitors or to acquire competitors directly, as we did through Cabot’s acquisition of Marlin in February 2014.

Government Regulation

United States

Our debt purchasing and collection activities are subject to federal, state, and municipal statutes, rules, regulations, and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts. It is our policy to comply with the provisions of all applicable laws in all of our recovery activities. Our failure to comply with these laws could have a material adverse effect on us to the extent that they limit our recovery activities or subject us to fines or penalties in connection with such activities.

The Fair Debt Collection Practices Act (“FDCPA”) and comparable state and local laws establish specific guidelines and procedures that debt collectors must follow when communicating with consumers, including the time, place and manner of the communications, and prohibit unfair, deceptive, or abusive debt collection practices. Until 2011, the Federal Trade Commission (“FTC”) administered, and had primary responsibility for the enforcement of, the FDCPA. In July 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act of 2010 (the “Dodd-Frank Act”), Congress transferred to the Consumer Financial Protection Bureau (“CFPB”) the FTC’s role of administering the FDCPA, along with certain other federal statutes. The FTC and the CFPB share enforcement responsibilities under the FDCPA.

In addition to the FDCPA, the federal laws that apply to our business (including the regulations that implement these laws) include the following:

•    the Dodd-Frank Act, including the Consumer Financial Protection Act (Title X of the Dodd-Frank Act, “CFPA”)

•    Electronic Funds Transfer Act

•    Equal Credit Opportunity Act

•    Fair Credit Billing Act

•    Fair Credit Reporting Act (“FCRA”)

•    Federal Trade Commission Act (“FTCA”)

•    Gramm-Leach-Bliley Act

• Health Insurance Portability and Accountability Act • Servicemembers’ Civil Relief Act • Truth-In-Lending Act • U.S. Bankruptcy Code • Wire Act • Credit CARD Act • Telephone Consumer Protection Act

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions governing the oversight of financial institutions, some of which apply to us. Among other things, the Dodd-Frank Act established the CFPB, which has broad authority to implement, examine for compliance with, and enforce “federal consumer financial law” over financial institutions, including credit issuers that may be sellers of receivables and debt buyers and collectors such as us. It has authority to prevent unfair, deceptive or abusive acts and practices by issuing regulations or by using its enforcement authority without first issuing regulations. The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the CFPA general prohibition against unfair, deceptive, and abusive acts or practices.

The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. On November 12, 2013, the CFPB published in the Federal Register an Advance Notice of Proposed Rulemaking in which it seeks comments, data, and information from the public about debt collection practices to help it determine what rules and other CFPB actions, if any, would be useful under the FDCPA and the CFPA.

The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection. The purpose of supervision, including examination, is to assess compliance with federal consumer financial laws, obtain information about activities and compliance systems or procedures, and detect and assess risks to consumers and to markets for consumer financial products and services. On January 2, 2013, the CFPB’s final debt collection larger participant rule took effect. Under the rule, firms that have more than $10 million in annual receipts from consumer debt collection activities, as defined in the rule, are subject to the CFPB’s supervision authority. This definition covers us and, accordingly, authorizes the CFPB to supervise and conduct examinations of our business practices. In addition, effective August 3, 2013, the CFPB assumed supervision authority over nonbanks engaged in activities that pose risks to consumers, which will include debt collectors regardless of size.

The CFPB can conduct hearings, adjudication proceedings, and investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws (including the CFPA, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices and pursue enforcement actions. The CFPB also has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations.

In addition, the CFPB has issued guidance in the form of bulletins on debt collection activities generally including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff is regularly making speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.

In addition to the federal statutes detailed above, many states have general consumer protection statutes, and laws, regulations, or court rules that apply to debt purchasing and collection. In a number of states and cities, we must maintain licenses to perform debt recovery services and must satisfy related bonding requirements. It is our policy to comply with all material licensing and bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in regions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.

State laws, among other things, also may limit the interest rate and the fees that a credit originator may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts, and require specific account information for certain collection activities. California recently enacted the Fair Debt Buying Practices Act, which directly applies to debt buyers. The law, which applies to accounts sold after January 1, 2014, requires debt buyers operating in the state to have in their possession specific account information before debt collection efforts can begin, among other requirements. In addition, local requirements and court rulings in various jurisdictions also may affect our ability to collect.

Moreover, the relationship between consumers and credit card issuers is extensively regulated by federal and state consumer protection and related laws and regulations. These laws may affect some of our operations because the majority of our receivables originate through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for the consumers that would reduce or eliminate their obligations related to those receivables. When we acquire receivables, we generally require the credit originator or portfolio reseller to represent that they have complied with applicable statutes, rules and regulations relating to the origination and collection of the receivables before they were sold to us.

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

In January 2012, Asset Acceptance, LLC, a subsidiary of AACC, entered into a consent decree with the FTC. The consent decree ended an FTC investigation into Asset Acceptance, LLC’s compliance with the FTCA, FDCPA, and FCRA. As part of the consent decree, Asset Acceptance, LLC agreed to undertake certain consumer protection practices, including, among other things, furnishing additional disclosures to consumers when collecting debt past the statute of limitations, and paid a civil penalty of $2,500,000. These practices continue to apply to the portfolios we purchased as a result of the AACC Merger. We do not expect compliance with the consent decree to have a material effect on our business.

Our activities are also subject to federal and state laws concerning identity theft, privacy, data security, the use of automated dialing equipment and other laws related to consumers and consumer protection. These laws and regulations, and others similar to the ones listed above, as well as laws applicable to specific types of debt, impose requirements or restrictions on collection methods or our ability to enforce and recover certain of our receivables.

Effects of the law, including those described above and any new or changed laws, rules or regulations and even reinterpretation of the same, may adversely affect our ability to recover amounts owing with respect to our receivables or the sale of receivables by creditors and resellers.

In order to conduct the tax lien business in the State of Texas, our Propel subsidiary is subject to regulation and licensing by the State of Texas Office of Consumer Credit Commissioner. Tax lien transfers and servicing also are subject to consumer protection, privacy and related laws and regulations, including laws and regulations similar to the federal laws and regulations listed above.

International

As we expand our international footprint, our operations are increasingly affected by foreign statutes, rules and regulations. It is our policy to comply with these laws in all of our recovery activities. For example, debt collection and debt purchase activities in the United Kingdom are highly regulated by a number of different governmental bodies. Under the Consumer Credit Act of 1974, Cabot must currently maintain a consumer credit license from the Office of Fair Trading (“OFT”) to perform debt collection activities. The OFT has issued guidance called the Debt Collection Guidance (‘‘DCG’’), which sets out detailed standards that businesses that collect debt must meet. Failure to adhere to the standards of the DCG could result in enforcement action by the OFT, which could involve the placing of requirements on the OFT license, fines and ultimately lead to a revocation of the OFT license.

Additionally, the Consumer Credit Act of 1974 (and its related regulations) and the Unfair Terms in Consumer Contracts Regulations of 1999 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid.

In addition to these regulations on debt collection and debt purchase activities, Cabot must comply with requirements established by the Data Protection Act of 1998 in relation to processing the personal data of its consumers.

The regulatory regime to which Cabot is subject is currently experiencing a number of significant changes. Responsibility for the regulation of consumer credit businesses in the United Kingdom is expected to be transferred from the OFT to the Financial Conduct Authority (“FCA”) on April 1, 2014, and the European Commission has proposed that substantial changes be made to the European Union data protection regime. The FCA has implemented an interim permission regime which requires consumer credit licensed businesses to register for the consumer credit permission before March 31, 2014 in order to continue consumer credit activities after April 1, 2014. The interim permission regime is expected to continue between April 1, 2014 and April 1, 2016 for companies currently holding collection licenses from the OFT and during this time businesses will be called upon at different intervals to apply for authorization to be fully regulated by the FCA. Cabot has all regulatory licenses, permissions, registrations and authorizations in place with the OFT and FCA in order to provide and continue debt purchase and collection activities, including the interim permission required by the FCA. The detailed rules relating to conducting consumer credit activities after April 1, 2014 are yet to be finalized by the FCA. Finally, the regulatory regime in the United Kingdom relating to the protection of consumers from unfair terms is also subject to change. In January 2014, a Consumer Bill of Rights was introduced to the U.K. House of Commons, and will now begin its Parliamentary progress to become an Act and formal legislation. The Bill represents the most significant overhaul of U.K. consumer law reform in decades. If enacted, it will reform and consolidate much of consumer law in the United Kingdom and introduce enhanced consumer measures that can be imposed on businesses. It is not yet possible to predict the precise impact that any of these changes will have on Cabot, but it is likely that the requirements under the rules and regulations applicable to it will increase and that the FCA will have greater powers than the OFT has.

Employees

As of December 31, 2013, we had approximately 5,300 employees worldwide. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

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

Risks Related to Our Business and Industry

Financial and economic conditions affect the ability of consumers to pay their obligations, which could harm our financial results.

Economic conditions globally and locally directly affect unemployment, credit availability, and real estate values. Adverse conditions, economic changes, and financial disruptions place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the financially distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and results of operations.

Our operating results may be affected by factors that could cause them to fluctuate significantly in the future.

Our operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as a result of the factors described below and elsewhere in this Annual Report on Form 10-K:

•	the timing and amount of collections on our receivable portfolios, including the effects of seasonality and economic conditions;

•	any charge to earnings resulting from an allowance against the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations or compliance with increased regulatory and other legal requirements;

•	the cost of credit to finance our purchases of receivable portfolios; and

•	the timing and terms of our purchases of receivable portfolios.

Due, in part, to fluctuating prices for receivable portfolios, there has been considerable variation in our purchasing volume from quarter to quarter and we expect that to continue. The volume of our portfolio purchases will be limited when prices are high, and may or may not increase when portfolio pricing is more favorable to us. We believe our ability to collect on receivable portfolios may be negatively affected because of current economic conditions, and this may require us to increase our projected return hurdles in calculating prices we are willing to pay for individual portfolios. An increase in portfolio return hurdles may decrease the volume of portfolios we are successful in purchasing. Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.

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

The availability of receivable portfolios at favorable prices depends on a number of factors, including:

•	defaults in consumer debt;

•	continued origination of loans by originating institutions at sufficient volumes;

•	continued sale of receivable portfolios by originating institutions and portfolio resellers at sufficient volumes and acceptable price levels;

•	competition in the marketplace;

•	our ability to develop and maintain long-term relationships with key major credit originators and portfolio resellers;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, and estimate the value of, portfolios; and

•	changes in laws and regulations governing consumer lending, bankruptcy, and collections.

In recent periods, there has been a reduction in the supply of receivable portfolios. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts while they conduct audits of debt management and recovery companies, including Encore. We are unable to predict the extent to which these financial institutions will re-commence selling charged-off accounts. Financial institutions might not return to selling charged-off accounts at historical levels and certain of them could elect to stop selling charged-off accounts permanently.

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

We continually look for opportunities to expand the classes of assets that make up the portfolios we acquire. Therefore, we may acquire portfolios consisting of assets with which we have little or no collection experience. Our lack of experience with new types of receivables may cause us to pay too much for these receivable portfolios, which may substantially hinder our ability to generate profits from these portfolios. Further, our existing methods of collections may prove ineffective for these new receivables, and we may not be able to collect on these portfolios. Our inexperience may have a material adverse effect on our results of operations.

We may purchase receivable portfolios that are unprofitable or we may not be able to collect sufficient amounts to recover our costs and to fund our operations.

We acquire and service charged-off receivables that the obligors have failed to pay and the sellers have deemed uncollectible and have written off. The originating institutions and/or portfolio resellers generally make numerous attempts to recover on these nonperforming receivables, often using a combination of their in-house collection and legal departments, as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of charged-off receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables or collect sufficient amounts to cover our costs, this may materially adversely affect our results of operations.

Sellers may deliver portfolios that contain accounts that do not meet our account collection criteria and cannot be returned, which could have an adverse effect on our cash flows and our operations.

In the normal course of portfolio acquisitions, some accounts may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these accounts to the sellers for refund. However, we generally have a limited time in which to return these accounts to the sellers under the terms of our purchase agreements. In addition, sellers may not be able to meet their contractual obligations to us. Accounts that we are unable to return to sellers may yield no return. If sellers deliver portfolios containing too many accounts that do not conform to the terms of the purchase agreements, we may be unable to collect a sufficient amount and the portfolio purchase could be unprofitable, which would have an adverse effect on our cash flows and our operations. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations and purchase new portfolios and, correspondingly, our results of operations, may be materially adversely affected.

A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers, which could adversely affect our volume and timing of purchases.

A significant percentage of our portfolio purchases for any given fiscal quarter or year may be concentrated with a few large sellers, some of which may also involve forward flow arrangements. We cannot be certain that any of our significant sellers will continue to sell charged-off receivables to us on terms or in quantities acceptable to us, or that we would be able to replace these purchases with purchases from other sellers.

A significant decrease in the volume of purchases available from any of our principal sellers on terms acceptable to us would force us to seek alternative sources of charged-off receivables. We may be unable to find alternative sources from which to purchase charged-off receivables, and even if we could successfully replace these purchases, the search could take time and the receivables could be of lower quality, cost more, or both, any of which could materially adversely affect our financial performance.

We face intense competition that could impair our ability to maintain or grow our purchasing volumes.

The charged-off receivables purchasing market is highly competitive and fragmented. We compete with a wide range of other purchasers of charged-off consumer receivables. To the extent our competitors are able to better maximize recoveries on their assets or are willing to accept lower rates of return, we may not be able to grow or sustain our purchasing volumes or we may be forced to acquire portfolios at expected rates of return lower than our historical rates of return. Some of our competitors may obtain alternative sources of financing at more favorable rates than those available to us, the proceeds from which may be used to fund expansion and to increase the amount of charged-off receivables they purchase.

Barriers to entry into the consumer debt collection industry have traditionally been low. More recently, increased regulatory standards have made entry into the market more difficult and have resulted in sellers of charged-off consumer receivables being more selective with buyers in the marketplace. Companies with greater financial resources than we have may elect at a future date to enter the market for charged-off consumer receivables. We believe that the entrance of new market participants in our industry could lead to upward pricing pressure on charged-off consumer receivables as a result of increased demand, but also because new purchasers may pay higher prices for the portfolios than more experienced purchasers would due to a lack of experience, data and analytics necessary to properly assess risks and return potential of the portfolios or a desire to add size to their existing operations.

We face bidding competition in our acquisition of charged-off consumer receivables. We believe that successful bids are predominantly awarded based on price and, to a lesser extent, based on service, reputation, and relationships with the sellers of charged-off receivables. Some of our current competitors, and potential new competitors, may have more effective pricing and collection models, greater adaptability to changing market needs, and more established relationships in our industry than we do. Moreover, our competitors may elect to pay prices for portfolios that we determine are not economically sustainable and, in that event, we may not be able to continue to offer competitive bids for charged-off receivables.

If we are unable to develop and expand our business or to adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient face value amounts at appropriate prices, which could materially adversely affect our business, results of operations, cash flows, or financial condition.

The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate and, if so, our financial results may be adversely affected.

For our U.S. accounts, we use our internally developed Unified Collection Score, or UCS model, and Behavioral Liquidation Score, or BLS model, to project the remaining cash flows from our receivable portfolios. Our UCS and BLS models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to all data known when we acquired the accounts. However, we may not be able to achieve the collections forecasted by our UCS and BLS models. For our accounts serviced by Cabot, we use Cabot’s internally developed models to project the remaining cash flows from its receivable portfolios. If we are not able to achieve the levels of forecasted collection, our revenues will be reduced or we may be required to record an allowance charge, which may materially adversely affect our cash flows and results of operations.

We may incur allowance charges based on the authoritative guidance for loans and debt securities acquired with deteriorated credit quality.

We account for our portfolio revenue in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. The authoritative guidance limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost and requires that the excess of the contractual cash flows over the expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The authoritative guidance also freezes the IRR originally estimated when the receivable portfolios are purchased and, rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for allowance testing. Since the authoritative guidance does not permit yields to be lowered, there is an increased probability of us having to incur allowance charges in the future, which would negatively affect our results of operations.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We carry approximately $504.2 million in goodwill and approximately $21.6 million in amortizable intangible assets as of December 31, 2013. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could negatively affect our results of operations.

Our business is subject to extensive laws and regulations, which have increased and may continue to increase.

Extensive laws and regulations relating to debt collection directly apply to key portions of our business. Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling our receivables, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, cause us to pay damages to the consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and harm our business.

We sometimes purchase accounts in asset classes that are subject to industry-specific restrictions that limit the collection methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts, through available collections methods, could materially adversely affect our cash flows and results of operations.

In response to the global economic downturn, or otherwise, additional consumer protection or privacy laws, rules and regulations may be enacted, or existing laws, rules or regulations may be reinterpreted, imposing additional restrictions or requirements on the collection of receivables or the facilitation of tax liens.

The regulatory regime to which Cabot is subject is currently experiencing a number of significant changes. Responsibility for the regulation of consumer credit businesses in the United Kingdom is expected to be transferred from the OFT to the FCA on April 1, 2014, and the European Commission has proposed that substantial changes be made to the European Union data protection regime. The FCA has implemented an interim permission regime which requires consumer credit licensed businesses to register for the consumer credit permission before March 31, 2014 in order to continue consumer credit activities after April 1, 2014. The interim permission regime is expected to continue between April 1, 2014 and April 1, 2016 for companies currently holding collection licenses from the OFT and during this time businesses will be called upon at different intervals to apply for authorization to be fully regulated by the FCA. Cabot has all regulatory licenses, permissions, registrations and authorizations in place with the OFT and FCA in order to provide and continue debt purchase and collection activities, including the interim permission required by the FCA. The detailed rules relating to conducting consumer credit activities after April 1, 2014 are yet to be finalized by the FCA. Furthermore, the regulatory regime in the United Kingdom relating to the protection of consumers from unfair terms is subject to change. In January 2014, a Consumer Bill of Rights was introduced to the U.K. House of Commons, and will now begin its Parliamentary progress to become an Act and formal legislation. The Bill represents the most significant overhaul of U.K. consumer law reform in decades. If enacted, it will reform and consolidate much of consumer law in the United Kingdom and introduce enhanced consumer measures that can be imposed on businesses. It is not yet possible to predict the precise impact that any of these changes will have on Cabot, but it is likely that the rules and regulations applicable to it will increase and that the FCA will have greater powers than the OFT has. Any additional or reinterpreted laws, rules and regulations and the enforcement of them or increased enforcement of existing consumer protection or privacy laws, rules and regulations may materially adversely affect our ability to collect on our receivables and may increase our costs associated with regulatory compliance, which could materially adversely affect our business, our cash flows and results of operations.

The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, and we cannot predict the effect of this regulation on our business, results of operations, cash flows, or financial condition.

Federal and state consumer protection, privacy and related laws and regulations extensively regulate the relationship between debt collectors and consumers. In addition, federal and state laws may limit our ability to purchase or recover on our consumer receivables regardless of any act or omission on our part. On July 21, 2010, the Dodd-Frank Act was enacted. Title X of the Dodd-Frank Act established the CFPB. Pursuant to the Dodd-Frank Act, the CFPB has rulemaking, supervisory, enforcement, and other authorities relating to consumer financial products and services, including debt collection. We generally are subject to the CFPB’s supervisory and enforcement authority.

Given the uncertainty associated with how provisions of the Dodd-Frank Act will be implemented and enforced by the various regulatory agencies, the full extent of the impact that these requirements will have on us is unclear. Changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, we expect an increase in the cost of operating due to greater regulatory oversight, supervision, and compliance with consumer debt servicing and collection practices.

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

The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. This means, for example, that the CFPB has the ability to adopt rules that interpret any of the provisions of the FDCPA, potentially affecting all facets of debt collection, and our activities. On November 12, 2013, the CFPB published in the Federal Register an Advance Notice of Proposed Rulemaking in which it seeks comments, data, and information from the public about debt collection practices, to help it determine what rules and other CFPB actions, if any, would be useful under the FDCPA and the Dodd-Frank Act general prohibition against unfair, deceptive, and abusive acts or practices.

In addition, the CFPB has issued guidance in the form of bulletins on debt collection activities generally and one that specifically addresses representations regarding credit reports and credit scores during the debt collection process. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints, and consumer complaints against us could result in reputational damage to us. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff is regularly making speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.

The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection. The purpose of supervision, including examination, is to assess compliance with federal consumer financial laws, obtain information about activities and compliance systems or procedures, and detect and assess risks to consumers and to markets for consumer financial products and services. On January 2, 2013, the CFPB’s final debt collection larger participant rule took effect. Under the rule, firms that have more than $10 million in annual receipts from consumer debt collection activities, as defined in the rule, are subject to the CFPB’s supervision authority. This definition covers us and, accordingly, authorizes the CFPB to supervise and conduct examinations of our business practices. In addition, effective August 3, 2013, the CFPB assumed supervision authority over nonbanks engaged in activities that pose risks to consumers, which will include debt collectors regardless of size.

The prospect of supervision has increased the potential consequences of noncompliance with federal consumer financial law. The CFPB can also conduct hearings and adjudication proceedings, conduct investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws (including Title X of the Dodd-Frank Act, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices and pursue enforcement actions. The CFPB also has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state Attorneys General and state regulators to bring civil actions to remedy violations of state law. If the CFPB, the FTC, acting under the FTCA or other applicable statute such as the FDCPA, or one or more state Attorneys General or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our business, results of operations, cash flows, or financial condition.

We expect that we will be required to invest significant management attention and resources to continue to evaluate, develop, and make any changes to our policies and procedures necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other applicable laws, which may negatively affect our results of operations, cash flows, and our financial condition. However, we cannot predict the scope and substance of the regulations, guidance, and policies ultimately adopted by the CFPB related to our activities. The CFPB continues to initiate rulemakings, issue regulatory guidance and bulletins, and to exercise its supervisory and enforcement authority. It is therefore unclear at this time what affect these regulations will have on financial markets generally, on original creditors, or our business and service providers specifically; the additional costs associated with compliance with these regulations; or what changes, if any, to our operations may be necessary to comply with the CFPB’s expectations or the Dodd-Frank Act. Any of these factors could have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Our results of operations and cash flows may be materially adversely affected if bankruptcy filings increase or if bankruptcy laws change.

Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a consumer’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we purchase are generally unsecured, we often are not able to collect on those receivables. In addition, since we purchase receivables that may have been delinquent for a long period of time, this may be an indication that many of the consumers from whom we collect will be unable to pay their debts going forward and are more likely to file for bankruptcy in an economic recession. Furthermore, potential changes to existing bankruptcy laws could contribute to an increase in bankruptcy filings. We cannot be certain that our collection experience would not decline with an increase in bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our results of operations and cash flows could be materially adversely affected.

Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.

The collections industry is heavily regulated under various federal, state, and local laws, rules, and regulations. Many states and several cities require that we be licensed as a debt collection company. The CFPB, FTC, state Attorneys General and other regulatory bodies have the authority to investigate a variety of matters, including consumer complaints against debt collection companies, and can bring enforcement actions and seek monetary penalties, consumer restitution, and injunctive relief. If we, or our third-party collection agencies or law firms fail to comply with applicable laws, rules, and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would materially adversely affect us. Further, our ability to collect our receivables may be affected by state laws, which require that certain types of account documentation be in our possession prior to the institution of any collection activities. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance.

We are dependent upon third parties to service a substantial portion of our consumer receivable portfolios.

We use outside collection services to collect a substantial portion of our charged-off receivables. We are dependent upon the efforts of third-party collection agencies and attorneys to help service and collect our charged-off receivables. Any failure by our third-party collection agencies and attorneys to perform collection services for us adequately or remit those collections to us could materially reduce our revenue and our profitability. In addition, if one or more of those third-party collection agencies or attorneys were to cease operations abruptly, or to become insolvent, the cessation or insolvency could materially reduce our revenue and profitability. Our revenue and profitability could also be materially adversely affected if we were not able to secure replacement third-party collection agencies or attorneys or promptly transfer account information to our new third-party collection agencies, attorneys or in-house in the event our agreements with our third-party collection agencies and attorneys were terminated. Our revenue and profitability could also be materially adversely affected if our third-party collection agencies or attorneys fail to perform their obligations adequately, or if our relationships with these third-party collection agencies and attorneys otherwise change adversely.

Increases in costs associated with our collections through collection litigation can materially raise our costs associated with our collection strategies and the individual lawsuits brought against consumers to collect on judgments in our favor.

We hire in-house counsel and contract with a nationwide network of attorneys that specialize in collection matters. In connection with collection litigation, we advance certain out-of-pocket court costs, which we refer to as deferred court costs. These court costs may be difficult or impossible to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, our results of operations and cash flows may be materially adversely affected.

Further, we have substantial collection activity through our legal channel and, as a consequence, increases in deferred court costs, increases in costs related to counterclaims, and an increase in other court costs may increase our costs in collecting on these accounts, which may have a material and adverse effect on our results of operations and cash flows.

Our network of third-party agencies and attorneys may not utilize amounts collected on our behalf or amounts we advance for court costs in the manner for which they were intended.

In the normal course of operations, our third-party collection agencies and attorneys collect funds on our behalf. These third parties may fail to remit amounts owed to us in a timely manner or at all. Additionally, we advance court costs to our third-party attorneys, which are intended for their use in filing lawsuits on our behalf. These third-party attorneys may misuse some or all of the funds we advance to them. Our ability to recoup our funds may be diminished if these third parties become insolvent or enter into bankruptcy proceedings. If we are not able to recover these funds, our results of operations and cash flows may be materially and adversely affected.

A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.

We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have a material and adverse effect on our results of operations. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If we are unable to produce those account documents, these courts could deny our claims, and our results of operations and cash flows may be materially adversely affected.

We are subject to ongoing risks of litigation, including individual and class action lawsuits, under consumer credit, consumer protection, theft, privacy, collections, and other laws, and may be subject to awards of substantial damages.

We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections, and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, FTC, state Attorneys General, or other governmental bodies relating to our activities. These litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, costs, sanctions, civil monetary penalties, consumer restitution, or injunctive relief, as well as other forms of relief, that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material and adverse effect on our financial position or otherwise negatively affect results of operations. We have recorded loss contingencies in our financial statements only for matters on which losses are probable and can be reasonably estimated. Our assessments of these matters involve significant judgments, and may change from time to time. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Furthermore, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have a material and adverse effect on our business, cash flows, financial condition, and results of operations.

Negative publicity associated with litigation, governmental investigations, regulatory actions, and other public statements could damage our reputation.

From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from consumers. These stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices or about the debt collection industry in general could adversely affect our stock price, our position in the marketplace in which we compete, and our ability to purchase charged-off receivables.

We may make acquisitions that prove unsuccessful or our time spent on mergers, acquisitions or joint venture activities may strain or divert our resources.

We recently acquired a controlling interest in United Kingdom-based Cabot, as well as a majority ownership interest in Refinancia, a market leader in Colombia and Peru. In addition, through Cabot, we recently acquired Marlin. We have also signed a definitive agreement to acquire a majority ownership interest in Grove. From time to time, we may make further acquisitions of other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses and the acquisitions we make may be unprofitable. In addition, we may not successfully operate the businesses that we acquire, or may not successfully integrate these businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. Through acquisitions, we may enter markets in which we have limited or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, and the incurrence of additional debt which could reduce our profitability. In addition, our time spent on mergers and acquisitions activities may place additional constraints on our resources and divert the attention of our management from other business concerns, which may materially adversely affect our operations and financial condition.

We may fail to realize the anticipated benefits of the merger with AACC.

The success of the June 2013 merger with AACC will depend on, among other things, our ability to realize anticipated cost savings and to combine our business and AACC’s business in a manner that does not materially disrupt the existing business relationships of either company nor result in decreased revenues from any disruption in our business operations. The success of the merger will also depend upon the integration of employees, systems, operating procedures and information technologies, as well as the retention of key employees. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected, and any such events could adversely affect the value of our common stock.

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

We believe that we have reasonably estimated the likely costs of integrating our operations with that of AACC, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs, such as taxes, fees, or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the earnings per share of our common stock could be less than they would have been if the merger had not been completed.

We are dependent on our management team for the adoption and implementation of our strategies and the loss of its services could have a material and adverse effect on our business.

Our management team has considerable experience in finance, banking, consumer collections, and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with increased use of technology and statistical analysis. Cabot’s management team is also important to the success of its operations. The loss of the services of one or more key members of management could disrupt our collective operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off receivables and to manage and expand our business.

Regulatory, political, and economic conditions in India expose us to risk, including loss of business.

A significant element of our business strategy is to continue to develop and expand offshore operations in India. While wage costs in India are significantly lower than in the United States, the United Kingdom and other industrialized countries for comparably skilled workers, wages in India are increasing at a faster rate than in the United States or the United Kingdom, and we experience higher employee turnover in our operations in India than is typical in our U.S. or U.K. locations. The continuation of these trends could result in the loss of the cost savings we sought to achieve by establishing a portion of our collection operations in India. In the past, India has experienced significant inflation and shortages of readily available foreign currency for exchange and has been subject to civil unrest. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the infrastructure of the economy in India is relatively poor. Further, the Indian government is significantly involved in and exerts considerable influence over its economy through its complicated tax code and pervasive bureaucracy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Changes in the business or regulatory climate of India could have a material and adverse effect on our business, results of operations, and financial condition.

We may not be able to manage our growth effectively, including the expansion of our foreign operations.

We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the recent expansion of our foreign operations, including our recent acquisition of a controlling interest in Cabot, Cabot’s recent acquisition of Marlin, and our operations in India and Latin America, subjects us to a number of additional risks and uncertainties, including:

•	changes in international laws, including regulatory and compliance requirements that could affect our business;

•	social, political and economic instability or recessions;

•	fluctuations in foreign economies and currency exchange rates;

•	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

•	the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language, and cultural barriers;

•	potential disagreements with our joint venture business partners;

•	differing labor regulations and business practices; and

•	foreign tax consequences.

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

In addition, our business relies on computer and telecommunications technologies, and our ability to integrate new technologies into our business is essential to our competitive position and our success. We may not be successful in anticipating, investing in, or adopting technological changes on a timely or cost-effective basis. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles.

We continue to make significant modifications to our information systems to ensure that they continue to be adequate for our current and foreseeable demands and continued expansion, and our future growth may require additional investment in these systems. These system modifications may exceed our cost or time estimates for completion or may be unsuccessful. If we cannot update our information systems effectively, our results of operations may be materially adversely affected.

In the event of a security breach, our business and operations could suffer.

We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of security measures, our information technology networks and systems may be vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. The occurrence of any of these events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations or result in legal claims, liability, reputational damage or regulatory penalties under laws protecting the privacy of personal information.

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

Exchange rate fluctuations could materially adversely affect our business, results of operations, cash flows, or financial condition.

Because we conduct some business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates upon translation of these business results into U.S. dollars. In the normal course of business, we employ various strategies to manage these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations in the foreign currency exchange rates could materially adversely affect our business, results of operations, cash flows, or financial condition.

Taxes may materially adversely affect our results of operations, cash flows or financial condition.

We are subject to taxes in the United States and, increasingly, in foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. We regularly are under audit by tax authorities, and economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. In addition, potential adverse tax consequences could limit our ability to repatriate funds held in jurisdictions outside of the United States. Accordingly, taxes could have a material adverse effect on our results of operations, cash flows or financial condition.

Risks Related to Our Indebtedness

Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.

As of December 31, 2013, our total long-term indebtedness outstanding was approximately $1.9 billion, which includes $846.7 million of debt at our Cabot subsidiary. Our substantial indebtedness could have important consequences to investors. For example, it could:

•	increase our vulnerability to general economic downturns and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•

limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, our ability to borrow additional funds, make investments and incur liens, among other things.

Any of these factors could materially and adversely affect our business and results of operations. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or sell securities, none of which we can guarantee we will be able to do.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our Convertible Notes (defined under “Risks Related to Our Convertible Notes and Common Stock” below) or to make cash payments in connection with any conversion of our Convertible Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate adequate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current indebtedness levels, we may still incur substantially more indebtedness or take other actions which would intensify the risks discussed above.

Despite our current consolidated indebtedness levels, we and our subsidiaries (including the guarantor of our Convertible Notes due 2020) may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, (some of which may be secured indebtedness under our Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”)). We will not be restricted under the terms of the indentures governing our Convertible Notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that are not limited by the terms of the indentures governing our Convertible Notes that could have the effect of diminishing our ability to make payments on our indebtedness. Our revolving credit facility and term loan facility (the “Credit Facility”) under the Restated Credit Agreement currently limits the ability of us and certain of our subsidiaries

(including the guarantor of our Convertible Notes due 2020) to incur additional indebtedness; however, if that facility is repaid or matures, we may not be subject to similar restrictions under the terms of any subsequent indebtedness.

We may not be able to continue to satisfy the restrictive covenants in our debt agreements.

Our debt agreements impose a number of covenants, including restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in negative consequences including the following, each of which could have a material adverse effect on our liquidity and our ability to conduct business:

•	acceleration of outstanding indebtedness;

•	exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.

Significant increases in interest rates could materially adversely affect our results of operations, cash flows, or financial condition.

Portions of our outstanding debt bear interest at a variable rate. Increases in interest rates could increase our interest expense which would, in turn, lower our earnings. We may periodically enter into derivative financial instruments, typically interest rate swap agreements, to reduce our exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. These strategies may not be effective in protecting us against the effects of fluctuations from movements in interest rates. Significant increases in interest rates could materially adversely affect our results of operations, cash flows, or financial condition.

Risks Related to Our Convertible Notes and Common Stock

Our $115 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 (the “2017 Convertible Notes”), our $172.5 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 (the “2020 Convertible Notes” and together with the 2017 Convertible Notes, the “Convertible Notes”) and the guarantee (the “Guarantee”) of the 2020 Convertible Notes by our wholly owned subsidiary, Midland Credit Management, Inc. (the “Guarantor”), are effectively subordinated to our and the Guarantor’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

The Convertible Notes and the Guarantee will be effectively subordinated to claims of our and the Guarantor’s secured creditors, respectively, to the value of the assets securing those claims. In the event of our bankruptcy, liquidation, reorganization or other winding up, our and the Guarantor’s assets that secure indebtedness ranking senior in right of payment to the Convertible Notes and the Guarantee, which includes all current and future amounts outstanding under our Credit Facility, will be available to pay obligations on the Convertible Notes or make payments under the Guarantee only after the secured indebtedness has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding or to fulfill obligations under the Guarantee. The indentures governing the Convertible Notes do not prohibit us from incurring additional senior indebtedness or secured indebtedness, nor do they prohibit any of our subsidiaries, including the Guarantor, from incurring additional liabilities.

As of December 31, 2013, our total consolidated indebtedness was approximately $1.9 billion, approximately $555.4 million of which was secured indebtedness of Encore that would have been effectively senior to the Convertible Notes as of December 31, 2013. The amounts presented do not include any indebtedness incurred subsequent to December 31, 2013.

Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries, and accordingly, we must rely on our subsidiaries to provide us with cash in order to pay amounts due on the Convertible Notes.

The Convertible Notes are our obligations exclusively. The Convertible Notes are not guaranteed by any of our subsidiaries other than the Guarantor, who has guaranteed the 2020 Convertible Notes. Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries. Accordingly, our ability to service our indebtedness, including the Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of those subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities, and other than the Guarantor have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from our subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Federal and state laws allow courts, under certain circumstances, to void guarantees and require noteholders to return payments received from guarantors.

The 2020 Convertible Notes will be guaranteed by the Guarantor. The Guarantee may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or insolvency proceeding or a lawsuit is commenced by or on behalf of us or the Guarantor or by our unpaid creditors or the unpaid creditors of the Guarantor. Under these laws, a court could void the obligations under the Guarantee, subordinate the Guarantee of the 2020 Convertible Notes to the Guarantor’s other debt or take other action detrimental to the holders of the 2020 Convertible Notes and the Guarantee, if, among other things, the Guarantor, at the time it incurred the indebtedness evidenced by its Guarantee:

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

The market price of our common stock has been subject to significant fluctuations. Since the beginning of fiscal year 2013, our stock price has ranged from a low of $26.84 on April 23, 2013 to a high of $51.95 on November 8, 2013. These fluctuations could continue. Among the factors that could affect our stock price are:

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this Annual Report on Form 10-K or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely affect the trading price of the Convertible Notes.

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

A substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options or vesting of restricted shares, upon conversion of the Convertible Notes and the warrant transactions entered into in connection with the 2017 Convertible Notes. We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including our outstanding options and restricted shares, or otherwise, would dilute the ownership interest of our common stockholders.

The liquidity and trading volume of our common stock is limited. For the year ended December 31, 2013, the average daily trading volume of our common stock was approximately 255,000 shares. Sales of a substantial number of shares of our common stock or other equity-related securities in the public market by us or others could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or to settle conversions in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion and our current indebtedness contains, and our future indebtedness may contain, limitations on our ability to repurchase the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion of Convertible Notes, unless we elect to deliver solely shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or to settle conversions in cash. In addition, our Restated Credit Agreement contains certain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase the Convertible Notes. Further, our ability to repurchase the Convertible Notes or to pay cash upon conversion may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or to pay cash upon conversion of the Convertible Notes at a time when the repurchase or cash payment upon conversion is required by either indenture pursuant to which the Convertible Notes were offered would constitute a default under the relevant indenture. A default under either indenture could constitute a default under the other indenture or our Restated Credit Agreement, and any such default or the fundamental change itself could also lead to a default under the Restated Credit Agreement or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.

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

Prior to the close of business on the business day immediately preceding May 27, 2017 in the case of the 2017 Convertible Notes and January 1, 2020 in the case of the 2020 Convertible Notes, holders of Convertible Notes may convert those Convertible Notes only if specified conditions are met. If the specific conditions for conversion are not met, holders of Convertible Notes will not be able to convert their Convertible Notes, and they may not be able to receive the value of the cash, shares of common stock or combination of cash and shares of common stock, as applicable, into which the Convertible Notes would otherwise be convertible.

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

Under the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. If we elect to settle our conversion obligation solely in cash or in a combination of cash and shares of common stock, the amount of consideration that holders of our Convertible Notes will receive upon conversion of their Convertible Notes will be determined by reference to the volume-weighted average prices of our common stock for each trading day in a 50 consecutive trading-day observation period applicable to each series of the Convertible Notes. For the 2017 Convertible Notes, this period would be (i) if the relevant conversion date occurs prior to May 27, 2017, the 50 consecutive trading-day period beginning on, and including, the second trading day after this conversion date; and (ii) if the relevant conversion date occurs on or after May 27, 2017, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding the maturity date. For the 2020 Convertible Notes, this period would be (i) if the relevant conversion date occurs prior to January 1, 2020, the 50 consecutive trading-day period beginning on, and including, the second trading day after this conversion date; and (ii) if the relevant conversion date occurs on or after January 1, 2020, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during the applicable observation period, the amount and/or value of consideration holders of the Convertible Notes will receive will be adversely affected. In addition, if the market price of our common stock at the end of the applicable observation period is below the average of the volume-weighted average price of our common stock during that period, the value of any shares of our common stock that holders of Convertible Notes will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that those holders will receive.

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

The adjustment to the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Convertible Notes for any lost value of the Convertible Notes as a result of that transaction.

If a make-whole fundamental change occurs prior to the maturity date, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with that make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in that transaction. The adjustment to the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Convertible Notes for any lost value of the Convertible Notes as a result of that transaction. In addition, if the price of our common stock in the transaction is, in the case of the 2017 Convertible Notes, greater than $150.00 per share or less than $25.25 per share, or in the case of the 2020 Convertible Notes, greater than $250.00 per share or less than $35.17 per share, (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Convertible Notes as a result of any adjustment exceed, in the case of the 2017 Convertible Notes, 39.6039 shares, or in the case of the 2020 Convertible Notes, 28.4333 shares, in each case subject to adjustments described in the applicable series of Convertible Notes.

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

Prior to the respective offerings of the 2017 Convertible Notes and the 2020 Convertible Notes, there was no trading market for the Convertible Notes, and we do not intend to apply to list the Convertible Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We were informed by the initial purchasers that they intended to make a market in the Convertible Notes after the offering is completed. However, the initial purchasers may cease their market-making at any time without notice. In addition, the liquidity of the trading market in the Convertible Notes, and the market price quoted for the Convertible Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure holders of the Convertible Notes that an active trading market will develop for the Convertible Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Convertible Notes may be adversely affected. In that case holders of the Convertible Notes may not be able to sell their Convertible Notes at a particular time or at a favorable price.

Any adverse rating of the Convertible Notes may cause their trading price to fall.

We do not intend to seek a rating on the Convertible Notes. However, if a rating service were to rate the Convertible Notes and if that rating service were to lower its rating on the Convertible Notes below the rating initially assigned to the Convertible Notes or otherwise announces its intention to put the Convertible Notes on credit watch, the trading price of the Convertible Notes could decline.

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

The conversion rate of the Convertible Notes will be adjusted in certain circumstances. Under Section 305(c) of the Internal Revenue Code of 1986, as amended (the “Code”), adjustments (or failures to make adjustments) that have the effect of increasing a holder’s proportionate interest in our assets or earnings and profits may in some circumstances result in a deemed distribution to that holder. Certain of the conversion rate adjustments with respect to the Convertible Notes (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) will result in deemed distributions to the holders of Convertible Notes even though they have not received any cash or property as a result of those adjustments. In addition, an adjustment to the conversion rate in connection with a make-whole fundamental change may be treated as a deemed distribution. Any deemed distributions will be taxable as a dividend, return of capital or capital gain in accordance with the distribution rules under the Code. If a holder of the Convertible Notes is a non-U.S. holder (as defined under “Certain U.S. Federal Income Tax Considerations”), any deemed dividend may be subject to U.S. withholding tax at a 30% rate or such lower rate as may be specified by an applicable tax treaty, which may be set off against subsequent payments on the Convertible Notes (or in certain circumstances, on our common stock). Under proposed regulations, certain “dividend equivalent” payments, which generally will be deemed to occur as a result of an adjustment to the conversion rate of the Convertible Notes in connection with the payment of a dividend on our common stock, may be subject to withholding tax at a different time or in a different amount than the withholding tax otherwise imposed on dividends and constructive dividends.

The 2020 Convertible Notes capped call transactions may affect the value of the Convertible Notes and our common stock.

In connection with the offering and sale of the 2020 Convertible Notes, we entered into capped call transactions with the option counterparties (the “2020 Option Counterparties”). The capped call transactions are expected to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2020 Convertible Notes, with any reduction and/or offset subject to a cap.

In connection with establishing their initial hedge of the capped call transactions, the 2020 Option Counterparties or their respective affiliates expected to enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock in privately negotiated transactions and/or open market transactions concurrently with or shortly after the pricing of the 2020 Convertible Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Convertible Notes at that time.

In addition, the 2020 Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the 2020 Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the 2020 Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect a holder’s ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of the Convertible Notes.

The 2017 Convertible Notes convertible note hedge transactions and warrant transactions may affect the value of the Convertible Notes and our common stock.

In connection with the offering and sale of the 2017 Convertible Notes, we entered into convertible note hedge transactions with certain financial institutions (the “2017 Option Counterparties”). The convertible note hedge transactions are expected to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2017 Convertible Notes. We also entered into warrant transactions with the 2017 Option Counterparties, which we amended in December 2013. The warrant transactions could separately have a dilutive effect on our earnings per share to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle the warrant transactions in cash.

The 2017 Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the 2017 Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect a holder’s ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of the Convertible Notes.

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

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

We lease the following properties with more than 30,000 square feet:

Location	Primary use	Approximate square footage
San Diego, CA	Corporate headquarters, call center, internal legal and consumer support services	133,000
Phoenix, AZ	Call center	32,000
St. Cloud, MN	Call center	46,000
Gurgaon, India	Call center and administrative offices	138,000
Warren, MI	Call center and internal legal	200,000
Tampa, FL	Call center	40,000
San Jose, Costa Rica	Call center	32,000
United Kingdom	Cabot corporate office	43,000

The properties listed in the table above are our principal properties and are primarily used in our portfolio purchasing and recovery business. We also lease other immaterial office space in the United States, United Kingdom, Ireland, Costa Rica, Colombia, and Peru.

We believe that our current leased facilities are generally well maintained and in good operating condition. We believe that these facilities are suitable and sufficient for our operational needs. Our policy is to improve, replace, and supplement the facilities as considered appropriate to meet the needs of our operations.

Item 3—Legal Proceedings

Information with respect to this item may be found in Note 14, “Commitments and Contingencies,” to the consolidated financial statements in Item 8, which is incorporated herein by reference.

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

The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2013
First Quarter	$33.07	$27.88
Second Quarter	38.66	26.84
Third Quarter	46.97	32.68
Fourth Quarter	51.95	44.34

Fiscal Year 2012
First Quarter	$24.91	$20.87
Second Quarter	29.64	21.42
Third Quarter	30.91	27.01
Fourth Quarter	30.72	24.34

The closing price of our common stock on February 3, 2014, was $46.75 per share and there were 15 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these stockholders of record.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2008 through December 31, 2013, with the cumulative total return of (a) the NASDAQ Index and (b) Asta Funding, Inc. and Portfolio Recovery Associates, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2008, in our common stock and in each of the comparison indices. The stock price performance on the following graph is not necessarily indicative of future stock performance.

	12/08	12/09	12/10	12/11	12/12	12/13
Encore Capital Group, Inc.	100.00	241.67	325.69	295.28	425.28	698.06
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Peer Group	100.00	141.81	228.35	206.90	320.37	462.98

Equity Compensation Plans

Information regarding our equity compensation plan required by this item is incorporated by reference to the information in Part III, Note 12 “Stock-Based Compensation” of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In June and July 2013, we sold $172.5 million of 3.0% convertible senior notes due July 1, 2020 in a private placement transaction. Information regarding this transaction is set forth on our Current Reports on Form 8-K filed on June 19, 2013 and July 23, 2013.

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

Item 6—Selected Financial Data

This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2011, 2010, and 2009 and for the years ended December 31, 2010 and 2009, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2013, and 2012 and for the years ended December 31, 2013, 2012, and 2011, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues
Revenue from receivable portfolios, net(1)	$744,870	$545,412	$448,714	$364,294	$299,732
Other revenues	12,588	905	32	72	73
Net interest income—tax lien business	15,906	10,460	—	—	—

Total revenues	773,364	556,777	448,746	364,366	299,805

Operating expenses
Salaries and employee benefits	165,040	101,084	77,805	64,077	54,587
Cost of legal collections	186,959	168,703	157,050	121,085	112,570
Other operating expenses	66,649	48,939	35,708	32,055	22,620
Collection agency commissions	33,097	15,332	14,162	20,385	19,278
General and administrative expenses	109,713	61,798	39,760	29,798	25,738
Depreciation and amortization	13,547	5,840	4,081	2,552	1,771

Total operating expenses	575,005	401,696	328,566	269,952	236,564

Income from operations	198,359	155,081	120,180	94,414	63,241

Other (expense) income
Interest expense	(73,269)	(25,564)	(21,116)	(19,349)	(16,160)
Other (expense) income	(4,222)	808	(395)	296	3,193

Total other expense	(77,491)	(24,756)	(21,511)	(19,053)	(12,967)

Income from continuing operations before income taxes	120,868	130,325	98,669	75,361	50,274
Provision for income taxes	(45,388)	(51,754)	(38,076)	(27,967)	(19,360)

Income from continuing operations	75,480	78,571	60,593	47,394	30,914
(Loss) income from discontinued operations, net of tax	(1,740)	(9,094)	365	1,658	2,133

Net income	73,740	69,477	60,958	49,052	33,047

Net loss attributable to noncontrolling interest	1,559	—	—	—	—

Net income attributable to Encore Capital Group, Inc. stockholders	$75,299	$69,477	$60,958	$49,052	$33,047

Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	77,039	78,571	60,593	47,394	30,914
(Loss) income from discontinued operations, net of tax	(1,740)	(9,094)	365	1,658	2,133

Net income	$75,299	$69,477	$60,958	$49,052	$33,047

	As of and For The Year Ended December 31,
	2013	2012	2011	2010	2009
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$3.12	$3.16	$2.47	$1.98	$1.33
Discontinued operations	$(0.07)	$(0.36)	$0.01	$0.07	$0.09

Net basic earnings per share	$3.05	$2.80	$2.48	$2.05	$1.42

Diluted earnings (loss) per share from:
Continuing operations	$2.94	$3.04	$2.36	$1.89	$1.28
Discontinued operations	$(0.07)	$(0.35)	$0.01	$0.06	$0.09

Net diluted earnings per share	$2.87	$2.69	$2.37	$1.95	$1.37

Weighted-average shares outstanding:
Basic	24,659	24,855	24,572	23,897	23,215
Diluted	26,204	25,836	25,690	25,091	24,082
Selected operating data:
Purchases of receivable portfolios, at cost	$1,204,779	$562,335	$386,850	$361,957	$256,632
Gross collections for the period	1,279,506	948,055	761,158	604,609	487,792
Consolidated statements of financial condition data:
Cash and cash equivalents	$126,213	$17, 510	$8,047	$10,905	$8,388
Investment in receivable portfolios, net	1,590,249	873,119	716,454	644,753	526,877
Total assets	2,685,274	1,171,340	812,483	736,468	595,159
Total debt	1,850,431	706,036	388,950	385,264	303,075
Total liabilities	2,082,803	765,524	440,948	433,771	352,068
Total Encore stockholders’ equity	571,897	405,816	371,535	302,697	243,091

(1)

Includes net allowance reversal of $12.2 million and $4.2 million for the year ended December 31, 2013 and 2012, respectively, and net allowance charges of $10.8 million, $22.2 million, $19.3 million, and $41.4 million for the years ended December 31, 2011, 2010, 2009, and 2008, respectively.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to, those set forth in this Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.

Our Business and Operating Segments

We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom specializing in portfolios consisting of higher balance, “semi-performing” accounts (i.e., debt portfolios in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase). Our newly acquired majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in management of non-performing loans in Colombia and Peru. In addition, through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist Texas and Nevada property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by a tax lien on the property. Through Propel, we also purchase tax liens in various other states directly from taxing authorities.

We conduct business through two reportable segments: portfolio purchasing and recovery and tax lien business. The operating results from our tax lien business segment are immaterial to our total consolidated operating results. However, the total segment assets are significant as compared to our total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, our tax lien business segment is determined to be a reportable segment.

Our long-term growth strategy involves extending our knowledge about financially distressed consumers, growing our core portfolio purchase and recovery business, expanding into new asset classes and geographic areas, utilizing our core capabilities to align our business, investor and financial strategies to drive top quartile shareholder return, and investing in initiatives to safeguard and promote consumer financial health.

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

While seasonality does not have a material impact on our portfolio purchasing and recovery segment, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters, and slowest in the fourth calendar quarter. Relatively higher collections in the first quarter could result in a lower cost-to-collect ratio compared to the other quarters, as our fixed costs are constant and applied against a larger collection base. The seasonal impact on our business may also be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.

Collection seasonality with respect to our portfolio purchasing and recovery segment can also affect revenue as a percentage of collections, also referred to as our revenue recognition rate. Generally, revenue for each pool group declines steadily over time, whereas collections can fluctuate from quarter to quarter based on seasonality, as described above. In quarters with lower collections (e.g., the fourth calendar quarter), the revenue recognition rate can be higher than in quarters with higher collections (e.g., the first calendar quarter).

In addition, seasonality could have an impact on the relative level of quarterly earnings. In quarters with stronger collections, total costs are higher as a result of the additional efforts required to generate those collections. Since revenue for each pool group declines steadily over time, in quarters with higher collections and higher costs (e.g., the first calendar quarter), all else being equal, earnings could be lower than in quarters with lower collections and lower costs (e.g., the fourth calendar quarter). Additionally, in quarters where a greater percentage of collections come from our legal and agency outsourcing channels, cost to collect will be higher than if there were more collections from our internal collection sites.

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

While seasonality does not have a material impact on Cabot’s operations, collections are generally strongest in the second and third calendar quarters and slower in the first and fourth quarters, largely driven by the impact of the December holiday season and the New Year holiday, and the related impact on its customers’ ability to repay their balances. This drives a higher level of plan defaults over this period, which are typically repaired across the first quarter of the following year. The August vacation season in the United Kingdom also has an unfavorable effect on the level of collections, but this is traditionally compensated for by higher collections in July and September.

Colombia and Peru. In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee services to merchants and loan guarantee services to financial institutions.

Tax Lien Business

Our tax lien business segment focuses on the property tax financing industry. Propel’s principal activities are the acquisition and servicing of residential and commercial tax liens on real property. Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than is being assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to future property tax payments, interest and penalties. In most cases, such Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase.

Revenue from our tax lien business segment comprised 2% of total consolidated revenues for each of the years ended December 31, 2013 and 2012. Operating income from our tax lien business segment comprised 2% and 3% of our total consolidated operating income for the years ended December 31, 2013 and 2012, respectively.

Cabot Acquisition

On July 1, 2013, through our wholly owned subsidiary Encore Europe Holdings S.a.r.l., we completed the purchase of 50.1% of the equity interest in Janus Holdings, the indirect holding company of Cabot (the “Cabot Acquisition”), from an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”). Our effective equity ownership of Cabot is approximately 42.9%, after reflecting the ownership of the noncontrolling interests. Cabot is a market leader in debt management in the United Kingdom specializing in higher balance, “semi-performing” accounts. We expect that the Cabot Acquisition will provide Cabot with access to more capital, which will enable Cabot to purchase additional debt and expand into other asset categories. In addition, the Cabot Acquisition provides synergy opportunities through Cabot’s ability to leverage our analytic capabilities and efficient operating platform. Our initial focus is to help Cabot expand into the large secondary and tertiary markets by leveraging our analytical insights in these markets and utilizing our workforce in India, during the day, when this site would otherwise be dormant. Beginning in January 2014, our India call center began to service Cabot’s United Kingdom accounts. The Cabot Acquisition also enables us to deploy capital globally in a market that we believe has strong growth potential. Cabot continues to be a stand-alone entity. It will retain its current staff and brand and continue to be run as its own company. The consolidated statements of comprehensive income for the year ended December 31, 2013 include the results of operations of Janus Holdings only since the closing date of the Cabot Acquisition.

As discussed in Note 1, “Ownership, Description of Business and Summary of Significant Accounting Policies” in the notes to our consolidated financial statements, we have determined that our less than wholly owned subsidiary, Janus Holdings is a Variable Interest Entity, or VIE, and that we are the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. Consequently, all financial data included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been presented on a consolidated basis prior to the allocation of noncontrolling interests.

On February 7, 2014, Cabot acquired Marlin Financial Group Limited (“Marlin”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. We expect Marlin’s litigation capabilities will create substantial uplift from Cabot’s existing portfolio of non-performing accounts. Similarly, we believe that there may be further synergies by applying Cabot’s scoring model to Marlin’s portfolio.

AACC Merger

On June 13, 2013, we completed our merger with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt management and recovery solutions in the United States (the “AACC Merger”). We believe that our operating and cost advantages will improve the profitability of AACC’s investments and that the AACC Merger will provide us with valuable operations capabilities and synergy opportunities. However, the success of the merger will depend on our ability to successfully integrate AACC’s business with our business in a cost-effective manner that does not disrupt the existing business relationships of either company. The consolidated statements of comprehensive income for the year ended December 31, 2013 include the results of operations of AACC only since the closing date of the AACC Merger.

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

Purchases and Collections

Portfolio Pricing, Supply and Demand

United States Markets

Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the third and fourth quarters of 2013, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts while they conduct audits of debt management and recovery companies, including Encore. While we anticipate that most issuers will return to the market this year, we expect that pricing will remain at these elevated levels for some period of time. We believe that pricing will not decline until buyers who have paid prices that are too high recognize that they are unable to realize a profit or until the financial institutions complete their audits of debt management and recovery companies and resume selling their charged-off accounts in volumes greater than current levels. The AACC Merger accounted for a significant portion of our 2013 forecasted purchases and, as a result, we slowed our purchasing efforts in the third and fourth quarters of 2013 as compared to the same period in 2012.

We believe that smaller competitors are facing difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because the issuers are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as us, because the larger market participants are better able to adapt to these pressures. Furthermore, as smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase portfolios from competitors or to acquire competitors directly.

United Kingdom Markets

While prices for portfolios offered for sale directly from credit issuers in the United Kingdom remain at levels higher than historical averages, as a result of a backlog caused by issuers reducing their sales volumes during the 2008-2010 time period, we believe that the supply of debt sold to debt purchasers has increased and is expected to increase further in the coming year. Additionally, over the last few years, portfolios are being sold earlier in the life cycle, and therefore, include a higher proportion of paying accounts. We expect, that as a result of an increase in available funding to industry participants and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we also believe that as Cabot’s business increases in scale, and with anticipated improvements in the rate of collections and improved efficiencies in collections, Cabot’s margins will remain competitive. Additionally, the acquisition of Marlin resulted in a new channel of liquidation through litigation in the United Kingdom, which will enable us to collect from consumers who have the ability to pay, but are unwilling to do so. This further complements Cabot’s success with collecting on semi-performing debt, where consumers have a high willingness to pay. We believe that the combined companies will have an enhanced ability to compete for portfolios.

Purchases by Type

The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Credit card—United States(1)	$525,106	$395,404	$346,324
Credit card—United Kingdom(2)	620,900	—	—
Consumer bankruptcy receivables—United States(1)(3)	39,897	83,578	1,644
Telecom	18,876	83,353	38,882

	$1,204,779	$562,335	$386,850

(1)

Purchases of consumer portfolio receivables in the United States for the year ended December 31, 2013 include $383.4 million acquired in connection with the AACC Merger ($347.7 million for credit card and $35.7 million for consumer bankruptcy receivables).

(2)	Purchases of consumer portfolio receivables in the United Kingdom for the year ended December 31, 2013 include $559.0 million acquired in connection with the Cabot Acquisition.
(3)	Represents portfolio receivables subject to Chapter 13 and Chapter 7 bankruptcy proceedings acquired from issuers and portfolio resellers.

During the year ended December 31, 2013, we invested $1.2 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $84.9 billion, for an average purchase price of 1.4% of face value. Purchases of charged-off credit card portfolios include $383.4 million and $559.0 million of portfolio acquired in conjunction with the AACC Merger and Cabot Acquisition, respectively. During the year ended December 31, 2012, we invested $562.3 million to acquire portfolios with a face value aggregating $18.5 billion, for an average purchase price of 3.0% of face value. During the year ended December 31, 2011, we invested $386.9 million for portfolios with face values aggregating $11.7 billion, for an average purchase price of 3.3% of face value.

Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The low purchase rate for the year ending December 31, 2013 is related to the portfolio acquired in connection with the AACC Merger. This low rate is a result of us acquiring the entire portfolio of AACC, which included accounts to which we ascribed little or no value and which we have no intention to collect.

Collections by Channel

We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States:
Legal collections	$564,645	$448,377	$377,455
Collection sites	465,974	442,083	336,046
Collection agencies(1)	114,628	57,595	47,657

Subtotal	1,145,247	948,055	761,158

United Kingdom:
Collection sites	74,916	—	—
Collection agencies	59,343	—	—

Subtotal	134,259	—	—

Total collections	$1,279,506	$948,055	$761,158

(1)

Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $331.5 million, or 35.0%, to $1.3 billion during the year ended December 31, 2013, from $948.1 million during the year ended December 31, 2012, primarily due to increased portfolio purchases in the current and prior years.

Gross collections increased $186.9 million, or 24.6%, to $948.1 million during the year ended December 31, 2012, from $761.2 million during the year ended December 31, 2011.

Results of Operations

Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2013		2012		2011
Revenues
Revenue from receivable portfolios, net	$744,870	96.3%	$545,412	98.0%	$448,714	100.0%
Other revenues	12,588	1.6%	905	0.1%	32	0.0%
Net interest income—tax lien business	15,906	2.1%	10,460	1.9%	—	0.0%

Total revenues	773,364	100.0%	556,777	100.0%	448,746	100.0%

Operating expenses
Salaries and employee benefits	165,040	21.3%	101,084	18.2%	77,805	17.3%
Cost of legal collections	186,959	24.2%	168,703	30.3%	157,050	35.0%
Other operating expenses	66,649	8.6%	48,939	8.8%	35,708	8.0%
Collection agency commissions	33,097	4.3%	15,332	2.7%	14,162	3.1%
General and administrative expenses	109,713	14.2%	61,798	11.1%	39,760	8.9%
Depreciation and amortization	13,547	1.8%	5,840	1.0%	4,081	0.9%

Total operating expenses	575,005	74.4%	401,696	72.1%	328,566	73.2%

Income from operations	198,359	25.6%	155,081	27.9%	120,180	26.8%

Other (expense) income
Interest expense	(73,269)	(9.5)%	(25,564)	(4.6)%	(21,116)	(4.7)%
Other (expense) income	(4,222)	(0.5)%	808	0.1%	(395)	(0.1)%

Total other expense	(77,491)	(10.0)%	(24,756)	(4.5)%	(21,511)	(4.8)%

Income from continuing operations before income taxes	120,868	15.6%	130,325	23.4%	98,669	22.0%
Provision for income taxes	(45,388)	(5.9)%	(51,754)	(9.3)%	(38,076)	(8.5)%

Income from continuing operations	75,480	9.7%	78,571	14.1%	60,593	13.5%
(Loss) income from discontinued operations, net of tax	(1,740)	(0.2)%	(9,094)	(1.6)%	365	0.1%

Net income	$73,740	9.5%	$69,477	12.5%	$60,958	13.6%

Net loss attributable to noncontrolling interest	1,559	0.2%	—	0.0%	—	0.0%

Net income attributable to Encore shareholders	$75,299	9.7%	$69,477	12.5%	$60,958	13.6%

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

Adjusted Income from Continuing Operations Per Share. Management believes that investors regularly rely on non-GAAP adjusted income and adjusted income per share, to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges and acquisition and integration related expenses, all net of tax. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. In addition, as described in Note 1, “Ownership, Description of Business and Summary of Significant Accounting Policies – Earnings Per Share” to the notes to our consolidated financial statements, GAAP diluted earnings per share includes the dilutive effect of approximately 595,000 common shares issuable upon the conversion of our convertible senior notes due 2017 for year ended December 31, 2013, reflecting a conversion price of $31.56 for those notes. However, as described in Note 10, “Debt—Convertible Senior Notes—2017 Convertible Senior Notes” in the notes to our consolidated financial statements, the convertible note hedge transactions and warrant transactions entered into in connection with those notes have the effect of increasing the effective conversion price of those notes to $44.19. Accordingly, while these common shares are included in our diluted earnings per share, the convertible note hedge and warrant transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds $44.19 at the time of conversion, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. On December 16, 2013, we entered into amendments with the same counterparties to increase the strike price of the warrants from $44.19 to $60.00. All other terms and settlement provisions remain unchanged. Approximately 358,000 shares of the warrants had been modified by December 31, 2013. The remaining 3.2 million shares represented by the warrants were modified between January 1, 2014 and February 6, 2014.We have presented the following metrics both including and excluding the dilutive effect of the convertible notes due 2017 to better illustrate the economic impact of those notes to shareholders (in thousands, except per share data):

	Year Ended December 31,
	2013			2012		2011
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share	$	Per Diluted Share
GAAP net income from continuing operations attributable to Encore, as reported	$77,039	$2.94	$3.01	$78,571	$3.04	$60,593	$2.36
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	3,274	0.12	0.13	191	0.01	—	—
Acquisition related legal and advisory fees, net of tax	12,981	0.50	0.51	2,567	0.10	—	—
Acquisition related integration and severance costs, and consulting fees, net of tax	3,304	0.13	0.13	—	—	—	—
Acquisition related other expenses, net of tax	2,198	0.08	0.08	—	—	—	—

Adjusted income from continuing operations attributable to Encore	$98,796	$3.77	$3.86	$81,329	$3.15	$60,593	$2.36

Adjusted EBITDA. Management utilizes adjusted EBITDA (defined as net income before interest, taxes, depreciation and amortization, stock-based compensation expenses, portfolio amortization, one-time charges, and acquisition and integration related expenses), which is materially similar to a financial measure contained in covenants used in the Encore revolving credit and term loan facility, in the evaluation of our operations and believes that this measure is a useful indicator of our ability to generate cash collections in excess of operating expenses through the liquidation of our receivable portfolios. Adjusted EBITDA for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
GAAP net income, as reported	$73,740	$69,477	$60,958
Adjustments:
Loss (income) from discontinued operations, net of tax	1,740	9,094	(365)
Interest expense	73,269	25,564	21,116
Provision for income taxes	45,388	51,754	38,076
Depreciation and amortization	13,547	5,840	4,081
Amount applied to principal on receivable portfolios	534,654	402,594	312,297
Stock-based compensation expense	12,649	8,794	7,709
Acquisition related legal and advisory fees	20,236	4,263	—
Acquisition related integration and severance costs, and consulting fees	5,455	—	—
Acquisition related other expenses	3,630	—	—

Adjusted EBITDA	$784,308	$577,380	$443,872

Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for the portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, and acquisition and integration related operating expenses. Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from our tax lien business and other non-reportable operating segments, as well as corporate overhead related to the management of these operating segments, and merger and acquisition activities. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
GAAP total operating expenses, as reported	$575,005	$401,696	$328,566
Adjustments:
Stock-based compensation expense	(12,649)	(8,794)	(7,709)
Operating expenses related to non-portfolio purchasing and recovery business	(36,511)	(9,291)	(986)
Acquisition related legal and advisory fees	(20,236)	(4,263)	—
Acquisition related integration and severance costs, and consulting fees	(5,455)	—	—

Adjusted operating expenses	$500,154	$379,348	$319,871

Comparison of Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Our revenues consist primarily of portfolio revenue, contingent fee income, and net interest income from our tax lien business.

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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Year Ended December 31, 2013					As of December 31, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States:
ZBA	$27,118	$17,201	63.4%	$9,918	2.3%	$—	—
2005………………	2,364	239	10.1%	10	0.0%	—	—
2006	8,780	3,181	36.2%	(184)	0.4%	2,466	5.2%
2007	12,204	5,409	44.3%	2,001	0.7%	5,654	7.6%
2008	41,512	24,377	58.7%	448	3.3%	17,617	9.5%
2009	80,311	54,130	67.4%	—	7.4%	21,009	18.1%
2010	156,773	102,595	65.4%	—	14.0%	50,230	13.8%
2011	225,546	133,396	59.1%	—	18.2%	103,025	8.9%
2012	353,982	163,443	46.2%	—	22.3%	277,799	4.3%
2013	236,657	144,281	61.0%	—	19.8%	492,137	4.3%

Total	$1,145,247	$648,252	56.6%	$12,193	88.4%	$969,937	5.7%

United Kingdom:
2013	134,259	84,407	62.9%	—	11.6%	620,312	2.4%

Total	$1,279,506	$732,659	57.3%	$12,193	100.0%	$1,590,249	4.4%

	Year Ended December 31, 2012					As of December 31, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(4)	$26,275	$22,575	85.9%	$3,702	4.2%	$—	—
2005	11,859	3,647	30.8%	2,024	0.7%	2,115	5.6%
2006	12,818	7,910	61.7%	(4,247)	1.5%	8,238	5.1%
2007	17,055	8,922	52.3%	129	1.6%	10,449	5.1%
2008	59,037	32,567	55.2%	2,613	6.0%	34,316	6.9%
2009	111,379	70,210	63.0%	—	13.0%	47,230	10.0%
2010	220,647	134,875	61.1%	—	24.9%	104,466	8.8%
2011	301,215	163,165	54.2%	—	30.1%	195,629	5.9%
2012	187,721	97,320	51.8%	—	18.0%	470,676	2.8%

Total	$948,006	$541,191	57.1%	$4,221	100.0%	$873,119	4.8%

(1)	Does not include amounts collected on behalf of others.
(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.
(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.
(4)

ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $773.4 million during the year ended December 31, 2013, an increase of $216.6 million, or 38.9%, compared to total revenues of $556.8 million during the year ended December 31, 2012.

Accretion revenue from our portfolio purchasing and recovery segment was $744.9 million during the year ended December 31, 2013, an increase of $199.5 million, or 36.6%, compared to revenue of $545.4 million during the year ended December 31, 2012. The increase in portfolio revenue during the year ended December 31, 2013 compared to 2012 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with the Cabot Acquisition and the AACC Merger, and increases in yields on certain pool groups due to over-performance. During the year ended December 31, 2013, we recorded a portfolio allowance reversal of $12.2 million, compared to a net portfolio allowance reversal of $4.2 million during the year ended December 31, 2012.

Other revenues primarily represent contingent fee income at our Cabot subsidiary earned on accounts collected on behalf of others, primarily credit originators. This contingent fee based revenue was $11.1 million for the year ended December 31, 2013.

Net interest income from our tax lien business segment was $15.9 million for the year ended December 31, 2013 and $10.5 million for the period from acquisition, May 8, 2012 through December 31, 2012.

Operating Expenses

Total operating expenses were $575.0 million during the year ended December 31, 2013, an increase of $173.3 million, or 43.1%, compared to total operating expenses of $401.7 million during the year ended December 31, 2012.

Operating expenses are explained in more detail as follows:

Salaries and Employee Benefits

Salaries and employee benefits increased $63.9 million, or 63.3%, to $165.0 million during the year ended December 31, 2013, from $101.1 million during the year ended December 31, 2012. The increase was primarily the result of increases in headcount as a result of the Cabot Acquisition, the AACC Merger, and increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel in the United States were approximately $17.2 million and $7.0 million for the years ended December 31, 2013 and 2012, respectively.

Stock-based compensation increased $3.8 million, or 43.8%, to $12.6 million during the year ended December 31, 2013, from $8.8 million during the year ended December 31, 2012. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price and an increase in the number of shares granted.

Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Salaries and employee benefits:
Portfolio purchasing and recovery	$159,318	$98,173
Tax lien business(1)	5,722	2,911

	$165,040	$101,084

(1)	Tax lien business segment for the year ended December 31, 2012 only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Cost of Legal Collections—Portfolio Purchasing and Recovery

The cost of legal collections increased $18.3 million, or 10.8%, to $187.0 million during the year ended December 31, 2013, compared to $168.7 million during the year ended December 31, 2012. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation in the United States. The increase in the cost of legal collections was primarily the result of an increase of $116.3 million, or 25.9%, in gross collections through our legal channels. Gross legal collections were $564.6 million during the year ended December 31, 2013, up from $448.4 million collected during the year ended December 31, 2012. The cost of legal collections decreased as a percentage of gross collections through this channel to 33.1% during the year ended December 31, 2013 from 37.6% during the same period in the prior year. This decrease was primarily due to increased collections in our internal legal channel for which we do not pay a commission.

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Year Ended December 31,
	2013		2012
Collections:
Collections—legal outsourcing	$468,677	83.0%	$429,597	95.8%
Collections—internal legal	95,968	17.0%	18,780	4.2%

Total collections—legal networks	$564,645	100.0%	$448,377	100.0%

Costs:
Commissions—legal outsourcing	123,269	26.3%	110,256	25.7%
Court cost expense—legal outsourcing(1)	40,548		49,407
Court cost expense—internal legal(1)	18,718		6,378
Other(2)	4,424		2,662

Total direct costs—legal networks(3)	$186,959	33.1%	$168,703	37.6%

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
(3)

Total direct costs—legal networks do not include internal legal channel employee salaries and benefits, and other related direct operating expenses. These expenses were $26.7 million and $9.9 million for the year ended December 31, 2013 and 2012, respectively.

Other Operating Expenses

Other operating expenses increased $17.7 million, or 36.2%, to $66.6 million during the year ended December 31, 2013, from $48.9 million during the year ended December 31, 2012. The increase was primarily the result of the Cabot Acquisition and the AACC Merger. The increase was partially offset by a reduction in mailing costs and various other operating expenses.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Other operating expenses:
Portfolio purchasing and recovery	$63,228	$47,501
Tax lien business(1)	3,421	1,438

	$66,649	$48,939

(1)	Tax lien business segment for the year ended December 31, 2012 only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Collection Agency Commissions—Portfolio Purchasing and Recovery

During the year ended December 31, 2013, we incurred $33.1 million in commissions to third party collection agencies, or 19.0% of the related gross collections of $174.0 million. During the period, the commission rate as a percentage of related gross collections was 19.9% and 17.4% for our collection outsourcing channels in the United States and United Kingdom, respectively. During the year ended December 31, 2012, we incurred $15.3 million in commissions, or 26.6%, of the related gross collections of $57.6 million. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the lower commission rates on purchased bankruptcy receivable portfolios in the United States as a result of our increased purchase of bankruptcy receivable portfolios in recent periods and, the lower commission rates for collection agencies in the United Kingdom as compared to the rates in the United States.

General and Administrative Expenses

General and administrative expenses increased $47.9 million, or 77.5%, to $109.7 million during the year ended December 31, 2013, from $61.8 million during the year ended December 31, 2012. The increase was primarily the result of the Cabot Acquisition, the AACC Merger, and general increases in expense in order to support our growth, including acquisition and integration related costs of $21.6 million, an increase in IT consulting and other IT expenses of $9.1 million, and an increase in building rent of $4.0 million.

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2013	2012
General and administrative expenses:
Portfolio purchasing and recovery	$106,814	$60,466
Tax lien business(1)	2,899	1,332

	$109,713	$61,798

(1)	Tax lien business segment for the year ended December 31, 2012 only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $7.7 million, or 132.0%, to $13.5 million during the year ended December 31, 2013, from $5.8 million during the year ended December 31, 2012. The increase during the year ended December 31, 2013 was primarily related to increased depreciation expenses resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses from our Cabot subsidiary.

Cost per Dollar Collected—Portfolio Purchasing and Recovery

The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2013					2012
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$465,974	$33,671		7.2%	2.9%	$442,083	$27,606		6.2%	2.9%
Legal outsourcing	468,677	168,241		35.9%	14.7%	429,597	162,325		37.8%	17.1%
Internal legal(2)	95,968	45,393		47.3%	4.0%	18,780	16,244		86.5%	1.7%
Collection agencies	114,628	22,786		19.9%	2.0%	57,595	15,332		26.6%	1.6%
Other indirect costs(3)	—	193,849		—	16.9%	—	157,841		—	16.7%

Subtotal	1,145,247	463,940			40.5%	948,055	379,348			40.0%

United Kingdom:
Collection sites(1)	74,916	4,377		5.8%	3.3%	—	—		—	—
Collection agencies	59,343	10,311		17.4%	7.7%	—	—		—	—
Other indirect costs(3)	—	21,526		—	16.0%	—	—		—	—

Subtotal	134,259	36,214			27.0%	—	—		—	—

Total	$1,279,506	$500,154	(4)		39.1%	$948,055	$379,348	(4)		40.0%

(1)

Cost in collection sites represents only account managers and their supervisors’ salaries, variable compensation, and employee benefits. Collection sites in the United States include collection site expenses for our India and Costa Rica call centers.

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

During the year ended December 31, 2013, overall cost per dollar collected decreased by 90 basis points to 39.1% of gross collections from 40.0% of gross collections during the year ended December 31, 2012. This decrease was primarily due to the lower cost to collect at our Cabot subsidiary in the United Kingdom. During the same periods, cost to collect in the United States increased to 40.5% from 40.0%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.

The increase in total cost to collect in the United States was due to several factors, including:

•

The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, remained consistent at 2.9% during the year ended December 31, 2013 and 2012, but as a percentage of our site collections, increased to 7.2% during the year ended December 31, 2013, from 6.2% during the year ended December 31, 2012. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to AACC.

•

The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, increased to 4.0% during the year ended December 31, 2013, from 1.7% during the year ended December 31, 2012 and, as a percentage of channel collections, decreased to 47.3% during the year ended December 31, 2013, from 86.5% during the year ended December 31, 2012. This increase in cost as a percentage of total collections was primarily due to increased collections as a result of our continued expansion of our internal legal channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform, which we expect to continue as the channel matures.

•

Collection agency commissions, as a percentage of total collections in the United States, increased to 2.0% during the year ended December 31, 2013, from 1.6% during the same period in the prior year. Our collection agency commission rate decreased to 19.9% during the year ended December 31, 2013, from 26.6% during the same period in the prior year. The increase in commissions as a percentage of total collections was primarily due to increased collections from this channel as a percentage of total collections. The decrease in commission rate as a percentage of the related gross collections was primarily due to lower commission rates on purchased bankruptcy receivable portfolios as a result of our increased purchase of bankruptcy receivable portfolios in recent periods.

The increase in cost per dollar collected in the United States was partially offset by:

•

The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, decreased to 14.7% during the year ended December 31, 2013, from 17.1% during the year ended December 31, 2012 and, as a percentage of channel collections, decreased to 35.9% from 37.8% compared to the same period of 2012. The decrease in the cost of legal collections as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections as a result of increased reliance on our internal legal channel and improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations. These improvements resulted in an increase in our court cost recovery rate and an offsetting decrease in court cost expense.

Interest Expense—Portfolio Purchasing and Recovery

Interest expense increased $47.7 million to $73.3 million during the year ended December 31, 2013, from $25.6 million during the year ended December 31, 2012.

The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Stated interest on debt obligations	$55,703	$23,015	$32,688	142.0%
Interest expense on preferred equity certificates	11,381	—	11,381	—
Amortization of loan fees and other loan costs	4,519	2,289	2,230	97.4%
Amortization of debt discount, net of appreciation of debt premium	1,666	260	1,406	540.8%

Total interest expense	$73,269	$25,564	$47,705	186.6%

The payment of the accumulated interest on the preferred equity certificates issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.

The increase in interest expense during the year ended December 31, 2013 was primarily attributable to interest expense of $37.6 million incurred at Cabot. The increase was also a result of increased interest expense related to additional borrowings to finance the Cabot Acquisition and the AACC Merger.

Provision for Income Taxes

During the years ended December 31, 2013 and 2012, we recorded income tax provisions of $45.4 million and $51.8 million for income from continuing operations, respectively.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2013	2012
Federal provision	35.0%	35.0%
State provision	5.8%	6.6%
State benefit	(2.0%)	(2.3%)
Changes in state apportionment(1)	(0.2%)	0.0%
Tax reserves(2)	0.0%	0.1%
International provision(3)	(2.2%)	(0.4%)
Permanent items(4)	2.4%	0.5%
Other	(1.2%)	0.2%

Effective rate	37.6%	39.7%

(1)	Represents changes in state apportionment methodologies.
(2)	Represents reserves taken for certain tax positions adopted by Encore.
(3)	Relates primarily to the lower tax rate on the income attributable to international operations.
(4)	Represents a provision for nondeductible items.

Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the years ended December 31, 2013 and 2012 was immaterial.

As of December 31, 2013, we had a gross unrecognized tax benefit of $83.0 million primarily related to an uncertain tax position resulting from our AACC Merger due to AACC’s tax revenue recognition policy. This uncertain tax position, if recognized, would result in a net tax benefit of approximately $13.5 million and would have a positive effect on our effective tax rate.

During the years ended December 31, 2013 and 2012, we did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from continuing operations of our subsidiaries operating outside of the United States. Undistributed earnings of these subsidiaries during the years ended December 31, 2013 and 2012, were approximately $5.6 million and $7.9 million, respectively. Such undistributed earnings are considered permanently reinvested.

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

Total revenues were $556.8 million for the year ended December 31, 2012, an increase of $108.1million, or 24.1%, compared to total revenues of $448.7 million for the year ended December 31, 2011. Portfolio revenue was $545.4 million for the year ended December 31, 2012, an increase of $96.7 million, or 21.6%, compared to portfolio revenue of $448.7 million for the year ended December 31, 2011. The increase in portfolio revenue for the year ended December 31, 2012 was primarily the result of additional accretion revenue associated with a higher portfolio balance and a net portfolio allowance reversal during the year ended December 31, 2012. During the year ended December 31, 2012, we recorded a net portfolio allowance reversal of $4.2 million, compared to a net portfolio allowance provision of $10.8 million in the prior year.

Net interest income from our tax lien business segment was $10.5 million for the period from acquisition (May 8, 2012) through December 31, 2012.

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

Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Salaries and employee benefits:
Portfolio purchasing and recovery	$98,173	$77,805
Tax lien business(1)	2,911	—

	$101,084	$77,805

(1)	Tax lien business segment only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

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

The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Year Ended December 31,
	2012		2011
Collections:
Collections—legal outsourcing	$429,597	95.8%	$375,158	99.4%
Collections—internal legal	18,780	4.2%	2,297	0.6%

Total collections—legal networks	$448,377	100.0%	$377,455	100.0%

Costs:
Commissions—legal outsourcing	110,256	25.7%	103,013	27.5%
Court cost expense—legal outsourcing(1)	49,407		50,303
Court cost expense—internal legal(1)	6,378		1,705
Other(2)	2,662		2,029

Total direct costs—legal networks(3)	$168,703	37.6%	$157,050	41.6%

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
(3)

Total direct costs—legal networks do not include internal legal channel employee salaries and benefits, and other related direct operating expenses. These expenses were $9.9 million and $3.8 million for the year ended December 31, 2012 and 2011, respectively.

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

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Other operating expenses:
Portfolio purchasing and recovery	$47,501	$35,708
Tax lien business(1)	1,438	—

	$48,939	$35,708

(1)	Tax lien business segment only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Collection agency commissions—Portfolio purchasing and recovery

During the year ended December 31, 2012, we incurred $15.3 million in commissions to third party collection agencies, or 26.6% of the related gross collections of $57.6 million, compared to $14.2 million in commissions, or 29.7% of the related gross collections of $47.7 million during the year ended December 31, 2011. During the quarter ended June 30, 2012, we acquired a large portfolio from a competitor where most of the seller’s accounts had been placed with third party collection agencies. We have slowly transitioned these accounts from collection agencies to our internal operating sites. Until the transition is complete, there may be an increase in agency collections and related commissions. During the third and fourth quarter of 2012, we experienced an increase in such collections and commissions. During the same period, the commission rate decreased as compared to the prior year as a result of the lower commission rates paid to the agencies where these accounts had been placed.

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

General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Year Ended December 31,
	2012	2011
General and administrative expenses:
Portfolio purchasing and recovery	$60,466	$39,760
Tax lien business (1)	1,332	—

	$61,798	$39,760

(1)	Tax lien business segment only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.

Depreciation and amortization

Depreciation and amortization expense increased $1.7 million, or 43.1%, to $5.8 million during the year ended December 31, 2012, from $4.1 million during the year ended December 31, 2011. The increase was primarily due to increased depreciation expenses resulting from our acquisition of fixed assets in the current and prior years.

Cost per Dollar Collected—Portfolio purchasing and recovery

The following table summarizes our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2012					2011
	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost		Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
Collection sites(1)	$442,083	$27,606		6.2%	2.9%	$336,046	$25,112		7.5%	3.3%
Legal outsourcing	429,597	162,325		37.8%	17.1%	375,158	155,345		41.4%	20.4%
Internal legal(2)	18,780	16,244		86.5%	1.7%	2,297	5,515		240.1%	0.7%
Collection agencies	57,595	15,332		26.6%	1.6%	47,657	14,162		29.7%	1.9%
Other indirect costs(3)	—	157,841		—	16.7%	—	119,737		—	15.7%

Total	$948,055	$379,348	(4)		40.0%	$761,158	$319,871	(4)		42.0%

(1)	Cost in collection sites represents only account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)	Cost in internal legal channel represents court costs expensed, internal legal channel employee salaries and benefits, and other related direct operating expenses.

(3)	Other indirect costs represent non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization.
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

During the year ended December 31, 2012, cost per dollar collected decreased by 200 basis points to 40.0% of gross collections from 42.0% of gross collections during the year ended December 31, 2011. This decrease was primarily due to several factors, including:

•

The cost of legal collections through our legal outsourcing channel, as a percentage of total collections, decreased to 17.1% during the year ended December 31, 2012, from 20.4% during the year ended December 31, 2011 and, as a percentage of channel collections, decreased to 37.8% from 41.4% compared to the same period of 2012. The decreases were primarily due to an improvement in our court cost recovery rate and a decrease in the commission rate we pay our contracted attorneys.

•

The cost of legal collections through our internal legal channel, as a percentage of total collections, increased to 1.7% during the year ended December 31, 2012, from 0.7% during the year ended December 31, 2011 but, as a percentage of channel collections, decreased to 86.5% during the year ended December 31, 2012, from 240.1% during the year ended December 31, 2011. The increase in cost as a percentage of total collections through our internal legal channel was primarily due to increased collections as a result of our continued expansion of this channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform, which we expect to continue over time.

•

The costs from our collection sites, including account managers and their supervisors’ salaries, variable compensation, and employee benefits, as a percentage of total collections, decreased to 2.9% during the year ended December 31, 2012, from 3.3% during the year ended December 31, 2011 and, as a percentage of our site collections, decreased to 6.2% during the year ended December 31, 2012, from 7.5% during the year ended December 31, 2011. The decreases were primarily due to the continued growth of our collection workforce in India and improvements in our consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

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

The decrease in cost per dollar collected was partially offset by an increase in other costs not directly attributable to specific channel collections (other indirect costs) of 100 basis points, to 16.7%, for the year ended December 31, 2012, from 15.7% for the year ended December 31, 2011. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase and the increase in cost per dollar collected were due to several factors, including increases in corporate legal expenses and increases in headcount and general and administrative expenses, to support growth, and to invest in initiatives relating to the evolving regulatory environment.

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

Supplemental Performance Data—Portfolio purchasing and recovery

Cumulative Collections to Purchase Price Multiple

The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through December 31, 2013
		<2004	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total(2)	CCM(3)
Charged-off consumer receivables:
United States:
<1999	$41,117	$133,727	$4,202	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$144,111	3.5
1999	48,712	76,104	8,654	5,157	3,513	1,954	1,149	885	590	487	345	256	99,094	2.0
2000	6,153	21,580	2,293	1,323	1,007	566	324	239	181	115	103	96	27,827	4.5
2001	38,185	108,453	28,551	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	187,052	4.9
2002	61,490	118,549	62,282	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	297,894	4.8
2003	88,496	59,038	86,958	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	336,553	3.8
2004	101,316	—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	260,874	2.6
2005	192,585	—	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	483,193	2.5
2006	141,026	—	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	316,715	2.2
2007	204,065	—	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	489,475	2.4
2008	227,775	—	—	—	—	—	69,049	165,164	127,799	87,850	59,507	41,773	551,142	2.4
2009	253,290	—	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	659,919	2.6
2010	346,060	—	—	—	—	—	—	—	125,465	284,541	215,088	150,558	775,652	2.2
2011	382,690	—	—	—	—	—	—	—	—	122,224	300,536	225,451	648,211	1.7
2012	475,814	—	—	—	—	—	—	—	—	—	186,472	322,962	509,434	1.1
2013	545,376	—	—	—	—	—	—	—	—	—	—	223,862	223,862	0.4

Subtotal	$3,154,150	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,006	$755,392	$939,746	$1,094,103	$6,011,008	1.9

United Kingdom:
2013	$620,467	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$134,259	$134,259	0.2
Purchased bankruptcy receivables:
2010	$11,971	$—	$—	$—	$—	$—	$—	$—	$388	$4,247	$5,598	$6,248	$16,481	1.4
2011	1,642	—	—	—	—	—	—	—	—	1,372	1,413	1,070	3,855	2.3
2012	83,436	—	—	—	—	—	—	—	—	—	1,249	31,020	32,269	0.4
2013	39,978	—	—	—	—	—	—	—	—	—	—	12,806	12,806	0.3

Subtotal	$137,027	$—	$—	$—	$—	$—	$—	$—	$388	$5,619	$8,260	$51,144	$65,411	0.5

Total	$3,911,644	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$6,210,678	1.6

(1)

Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2013, excluding collections on behalf of others.
(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2013 refers to collections as a multiple of purchase price.

Total Estimated Collections to Purchase Price Multiple

The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections(3), (4), (5)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
United States:
<2004	$284,153	$1,092,531	$—	$1,092,531	3.8
2004	101,316	260,874	—	260,874	2.6
2005	192,585	483,193	290	483,483	2.5
2006	141,026	316,715	7,376	324,091	2.3
2007	204,065	489,475	17,377	506,852	2.5
2008	227,775	551,142	47,307	598,449	2.6
2009	253,290	659,919	106,912	766,831	3.0
2010	346,060	775,652	207,603	983,255	2.8
2011	382,690	648,211	320,719	968,930	2.5
2012	475,814	509,434	504,586	1,014,020	2.1
2013	545,376	223,862	1,143,576	1,367,438	2.5

Subtotal	$3,154,150	$6,011,008	$2,355,746	$8,366,754	2.7

United Kingdom:
2013	$620,467	$134,259	$1,517,379	$1,651,638	2.7
Purchased bankruptcy receivables:
2010	$11,971	$16,481	$6,358	$22,839	1.9
2011	1,642	3,855	310	4,165	2.5
2012	83,436	32,269	65,908	98,177	1.2
2013	39,978	12,806	44,485	57,291	1.4

Subtotal	$137,027	$65,411	$117,061	$182,472	1.3

Total	$3,911,644	$6,210,678	$3,990,186	$10,200,864	2.6

(1)	Adjusted for Put-Backs and Recalls.
(2)	Cumulative collections from inception through December 31, 2013, excluding collections on behalf of others.
(3)	Estimated remaining collections for charged off consumer receivables includes $120.5 million related to accounts that converted to bankruptcy after purchase.
(4)

The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom.

(5)	Estimated remaining collections, United States, include $20.3 million for Refinancia portfolios.

Estimated Remaining Gross Collections by Year of Purchase

The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2), (3), (4)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	>2022	Total
Charged-off consumer receivables:
United States:
2005	$120	$93	$57	$20	$—	$—	$—	$—	$—	$—	$290
2006	5,156	1,517	703	—	—	—	—	—	—	—	7,376
2007	12,347	3,678	1,128	209	11	4	—	—	—	—	17,377
2008	23,965	12,435	6,057	3,489	1,361	—	—	—	—	—	47,307
2009	43,484	29,648	17,584	9,044	5,202	1,950	—	—	—	—	106,912
2010	79,581	55,685	32,976	20,598	10,192	6,127	2,444	—	—	—	207,603
2011	122,299	85,875	52,662	30,229	15,642	7,355	4,820	1,837	—	—	320,719
2012	182,731	135,548	81,796	48,591	27,948	14,702	7,047	4,799	1,424	—	504,586
2013	326,170	288,007	187,208	124,282	82,807	57,316	38,665	23,681	13,155	2,285	1,143,576

Subtotal	$795,853	$612,486	$380,171	$236,462	$143,163	$87,454	$52,976	$30,317	$14,579	$2,285	$2,355,746

United Kingdom:
2013	$209,396	$229,966	$199,555	$173,288	$153,831	$139,970	$128,014	$118,587	$110,251	$54,521	$1,517,379
Purchased bankruptcy receivables:
2010	$3,548	$2,192	$618	$—	$—	$—	$—	$—	$—	$—	$6,358
2011	221	53	33	3	—	—	—	—	—	—	310
2012	24,244	19,748	12,855	6,885	2,176	—	—	—	—	—	65,908
2013	17,851	15,115	8,755	2,652	112	—	—	—	—	—	44,485

Subtotal	$45,864	$37,108	$22,261	$9,540	$2,288	$—	$—	$—	$—	$—	$117,061

Total	$1,051,113	$879,560	$601,987	$419,290	$299,282	$227,424	$180,990	$148,904	$124,830	$56,806	$3,990,186

(1)	Estimated remaining collections for Zero Basis Portfolios can extend beyond our collection forecasts.
(2)	Estimated remaining collections for charged off consumer receivables includes $120.5 million related to accounts that converted to bankruptcy after purchase.
(3)

The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom.

(4)	Estimated remaining collections, United States, include $20.3 million for Refinancia portfolios.

Unamortized Balances of Portfolios

The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2013	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
United States:
2006	$2,466	$141,026	1.7%	0.3%
2007	5,654	204,065	2.8%	0.6%
2008	17,617	227,775	7.7%	2.0%
2009	21,009	253,290	8.3%	2.4%
2010	46,477	346,060	13.4%	5.3%
2011	102,941	382,690	26.9%	11.7%
2012	220,338	475,814	46.3%	25.1%
2013	460,100	545,376	84.4%	52.6%

Subtotal	$876,602	$2,576,096	34.0%	100.0%

United Kingdom:
2013	$620,312	$620,467	100.0%	100.0%

Purchased bankruptcy receivables:
2010	$3,753	$11,971	31.4%	4.0%
2011	84	1,642	5.1%	0.1%
2012	57,461	83,436	68.9%	61.6%
2013	32,037	39,978	80.1%	34.3%

Subtotal	$93,335	$137,027	68.1%	100.0%

Total	$1,590,249	$3,333,590	47.7%	100.0%

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

Estimated Future Amortization of Portfolios

As of December 31, 2013, we had $1.6 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Charged-off Consumer Receivables United States	Charged-off Consumer Receivables United Kingdom	Purchased Bankruptcy Receivables	Total Amortization
2014	$248,616	$40,741	$32,987	$322,344
2015	240,333	77,145	29,887	347,365
2016	152,888	67,226	19,422	239,536
2017	104,102	58,602	8,802	171,506
2018	68,719	55,048	2,237	126,004
2019	42,645	56,779	—	99,424
2020	19,091	61,259	—	80,350
2021	208	70,125	—	70,333
2022	—	83,176	—	83,176
2023	—	50,211	—	50,211

Total	$876,602	$620,312	$93,335	$1,590,249

Headcount by Function by Geographical Location

The following table summarizes our headcount by function by geographical location:

	Headcount as of December 31,
	2013		2012		2011
	Domestic	International	Domestic	International	Domestic	International
General & Administrative	1,008	1,288	563	528	468	334
Internal Legal Account Manager	63	61	20	9	—	10
Account Manager	297	2,534	188	1,424	223	995
Bankruptcy Specialist	—	—	—	54	104	87

	1,368	3,883	771	2,015	795	1,426

Gross Collections by Account Manager

The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Year Ended December 31,
	2013	2012	2011
United States(1):
Gross collections—collection sites	$465,974	$442,083	$336,046
Average active Account Manager	1,631	1,463	1,186
Collections per average active Account Manager(2)	$285.7	$302.2	$283.3
United Kingdom:
Gross collections—collection sites	$74,916	$—	$—
Average active Account Manager	374	—	—
Collections per average active Account Manager	$200.3	$—	$—
Overall:
Collections per average active Account Manager	$269.8	$302.2	$283.3

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.
(2)

The decrease in collections per average active account manager is primarily driven by short-term ramp up in headcount as part of our long-term strategy in developing lower cost-to-collect international call centers, including our near-shore call center in Costa Rica. As we ramped up headcount in our international call centers, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers become experienced, we expect productivity to move back towards previous levels. Additionally, the decrease in collections per headcount is attributable to a lower productivity in our AACC subsidiary.

Gross Collections per Hour Paid

The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Year Ended December 31,
	2013	2012	2011
United States(1):
Gross collections—collection sites	$465,974	$442,083	$336,046
Total hours paid	2,929	2,567	2,243
Collections per hour paid(2)	$159.0	$172.2	$149.8
United Kingdom:
Gross collections—collection sites	$74,916	$—	$—
Total hours paid	206	—	—
Collections per hour paid	$363.7	$—	$—
Overall:
Collections per hour paid	$172.5	$172.2	$149.8

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.
(2)

The decrease in gross collections per hour paid is primarily driven by short-term ramp up in headcount as part of our long-term strategy in developing lower cost-to-collect international call centers, including our near-shore call center in Costa Rica. As we ramped up headcount in our international call centers, our overall collector productivity, as expected, has declined. Once we are fully ramped up and the new account managers become experienced, we expect productivity to move back towards previous levels. Additionally, the decrease in gross collections per hour paid is attributable to a lower productivity in our AACC subsidiary.

Collection Sites Direct Cost per Dollar Collected

The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	2011
United States(1):
Gross collections—collection sites	$465,974	$442,083	$336,046
Direct cost(2)	$33,671	$27,606	$25,112
Cost per dollar collected(3)	7.2%	6.2%	7.5%
United Kingdom:
Gross collections—collection sites	$74,916	$—	$—
Direct cost(2)	$4,377	$—	$—
Cost per dollar collected	5.8%	—	—
Overall:
Cost per dollar collected	7.0%	6.2%	7.5%

(1)	United States statistics include gross collections and direct costs for our India and Costa Rica call centers.
(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(3)	The increase in cost as a percentage of total collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to our AACC subsidiary.

Salaries and Employee Benefits by Function

The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Year Ended December 31,
	2013	2012	2011
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$38,048	$27,606	$25,112
Non-collection site salaries and employee benefits(2)	108,621	61,773	44,984

Subtotal	146,669	89,379	70,096
Tax lien business	5,722	2,911	—

	$152,391	$92,290	$70,096

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.
(2)	Includes internal legal channel salaries and employee benefits of $17.2 million and $7.0 million for the years ended December 31, 2013 and 2012, respectively.

Purchases by Quarter

The following table summarizes the charged-off consumer receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2011	1,243	2,895,805	90,675
Q2 2011	1,477	2,998,564	93,701
Q3 2011	1,633	2,025,024	65,731
Q4 2011	2,776	3,782,595	136,743
Q1 2012	2,132	2,902,409	130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.
(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

Liquidity and Capital Resources

Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, convertible debt offerings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, the acquisition of US and international entities, operating expenses, and the payment of interest and principal on bank borrowings and tax payments.

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$74,775	$98,520	$84,579
Net cash used in investing activities	(217,240)	(343,770)	(88,088)
Net cash provided by financing activities	245,980	254,713	651

On February 25, 2014, we amended our revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). Under the Restated Credit Agreement, we have a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows us to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of December 31, 2013, we had $496.6 million outstanding and $257.9 million of availability under the Credit Facility.

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

Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £85.0 million (the “Cabot Credit Facility”). As of December 31, 2013, there were no amounts outstanding and we had £85.0 million (approximately $140.1 million) available for borrowing under the Cabot Credit Facility. On February 7, 2014, in connection to the acquisition of Marlin, Cabot Financial UK borrowed £75.0 million (approximately $122.3 million) under this facility and used the proceeds to pay for a portion of the purchase price.

On August 2, 2013, Cabot Financial UK issued £100.0 million (approximately $151.7 million) in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes”). Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75.0 million (approximately $113.8 million) was used to repay all amounts then outstanding under the senior credit facilities of Cabot Financial UK and £25.0 million (approximately $39.7 million) was used to partially repay a portion of the J Bridge preferred equity certificates to J.C. Flowers in connection with the Cabot Acquisition.

On February 7, 2014, in connection to the acquisition of Marlin, Cabot Financial UK obtained financing through new senior secured bridge facilities (the “Senior Secured Bridge Facilities”) provided by certain financial institutions. The Senior Secured Bridge Facilities Agreement provides for an aggregative borrowing capacity of £256.5 million (approximately $418.4 million) to provide funding for the financing, in full or in part, of the purchase price for the acquisition of Marlin and the payment of costs. The Senior Secured Bridge Facilities also provide for uncommitted incremental facilities in an amount of up to £80.0 million (approximately $130.5 million) for the purposes of financing future debt portfolio acquisitions. The Senior Secured Bridge Facilities have an initial term of one year and an extended term of 6.5 years if they are not repaid during the first year of issuance. The Senior Secured Bridge Facilities are subject to mandatory prepayment with equity proceeds or the proceeds of other debt financings (subject to certain exceptions), at par prior to their initial maturity date. See Note 18 “Subsequent Events” to our consolidated financial statements for further details of our Senior Secured Bridge Facilities.”

Propel has a $160.0 million syndicated loan facility (the “Propel Facility”). On December 27, 2013, we exercised the $40.0 million accordion feature under the Propel Facility and increased the borrowing capacity from $160.0 million to $200.0 million. The Propel Facility is used to fund tax lien purchases in Texas. As of December, 2013, there was $152.3 million outstanding and $47.7 million of availability under our Propel Facility.

Subsidiaries of Propel have a $100.0 million revolving credit facility (the “Propel Wells Fargo Facility”). The Propel Wells Fargo Facility is used to purchase tax liens in various other states directly from taxing authorities. As of December 31, 2013, there was $18.3 million outstanding and $81.7 million of availability under our Propel Wells Fargo Facility.

Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement and our Cabot Credit Facility. All of our Texas tax liens are funded with cash from Propel operations and borrowings under the Propel Facility. All of our tax liens purchased directly from state taxing authorities are funded with cash from operations and borrowings under the Propel Wells Fargo Facility.

See Note 10 “Debt” to our consolidated financial statements for a further discussion of our debt.

Operating Cash Flows

Net cash provided by operating activities was $74.8 million, $98.5 million, and $84.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Cash provided by operating activities during the year ended December 31, 2013 was primarily related to net income of $73.7 million and various non-cash add backs in operating activities and changes in operating assets and liabilities, net of an income tax payment of $66.8 million. Cash provided by operating activities for the year ended December 31, 2012, is primarily related to net income of $69.5 million and $10.4 million in a non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension Capital Group, Inc., our bankruptcy servicing subsidiary we divested in May 2012. Cash provided by operating activities for the year ended December 31, 2011, is primarily related to net income of $61.0 million and $10.8 million in a non-cash add back related to the net portfolio allowance provision of our receivable portfolios.

Investing Cash Flows

Net cash used in investing activities was $217.2 million, $343.8 million, and $88.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Cash flows used in investing activities during the year ended December 31, 2013 were primarily related to cash paid for acquisitions, net of cash acquired, of $449.0 million, receivable portfolio purchases (excluding the portfolios acquired from the AACC Merger of $383.4 million and from the Cabot Acquisition of $559.0 million) of $249.6 million, and originations or acquisitions of receivables secured by tax liens of $117.0 million (excluding the receivables acquired from a business combination of $28.5 million), offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $546.4 million and collections applied to our receivables secured by tax liens of $70.6 million. The cash flows used in investing activities for the year ended December 31, 2012, are primarily related to receivable portfolio purchases of $559.3 million, cash paid for the Propel Acquisition, net of cash acquired, of $186.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $406.8 million. The cash flows used in investing activities for the year ended December 31, 2011, are primarily related to receivable portfolio purchases of $384.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $301.5 million. Capital expenditures for fixed assets acquired with internal cash flow were $13.4 million, $6.3 million, and $5.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Financing Cash Flows

Net cash provided by financing activities was $246.0 million, $254.7 million, and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The cash provided by financing activities during the year ended December 31, 2013, reflects $659.9 million in borrowings under our Credit Facility, the Propel Facility and Propel Wells Fargo Facility, the $151.7 million issuance of senior secured notes at our Cabot subsidiary, and the $172.5 million issuance of our 2020 Convertible Senior Notes, offset by $630.2 million repayments of amounts outstanding under our Credit Facility, the Propel Facility and Propel Wells Fargo Facility. The cash provided by financing activities during the year ended December 31, 2012, reflects $508.4 million in borrowings under our revolving credit facility and term loan facility and $115.0 million in proceeds from the issuance of the Convertible Notes, offset by $289.7 million in repayments of amounts outstanding under our revolving credit facility and term loan facility, and $49.3 million in repurchase of our common stock concurrent with our issuance of the Convertible Notes. The cash provided by financing activities during the year ended December 31, 2011, reflects $121.0 million in borrowings under our revolving credit facility and $25.0 million in proceeds from the issuance of our senior secured notes issued to certain affiliates of Prudential Capital Group (the “Senior Secured Notes”), offset by $143.0 million in repayments of amounts outstanding under our revolving credit facility.

Our future cash needs will depend on our acquisitions of portfolios and businesses. We used cash and borrowings under our Restated Credit Agreement and our 2020 Convertible Notes to fund the Cabot Acquisition on July 1, 2013.

Future Contractual Cash Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2013 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$1,637,050	$35,529	$249,201	$575,683	$776,637
Estimated interest payments(1)	539,284	95,526	195,923	166,914	80,921
Capital leases	13,036	5,903	6,504	629	—
Operating leases	85,546	17,582	28,448	18,976	20,540
Purchase commitments on receivable portfolios	93,524	93,524	—	—	—

Total contractual cash obligations (2), (3), (4)	$2,368,440	$248,064	$480,076	$762,202	$878,098

(1)

We calculated estimated interest payments for long-term debt as follows: (a) for the fixed interest bearing debt, such as our senior secured notes and convertible senior notes, we calculated interest based on the applicable rates and payment dates; and (b) for the debt facilities that are subject to variable interest rates, we estimated the debt balance and interest rates based on our determination of the most likely scenario. We expect to settle such interest payments with cash flows from operating activities.

(2)

In connection with the Cabot Acquisition, as of December 31, 2013, we carried a liability of approximately $199.8 million related to preferred equity certificates (“PECs”) including accrued interests. The PECs have a maturity date of May 2043, accrue interests at 12% per annum, and are held by Cabot’s noncontrolling interest holders. The obligations related to PECs and their accrued interests are excluded from the table above as we do not believe that they will be paid in cash. See Note 10 “Debt,” to our consolidated financial statements for additional information on our PECs.

(3)

We had approximately $83.0 million of liabilities and accrued interests related to uncertain tax positions at December 31, 2013. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to the uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See Note 13 “Income Taxes,” to our consolidated financial statements for additional information on our uncertain tax positions.
(4)

On February 7, 2014, in connection with the acquisition of Marlin, Cabot Financial UK obtained financing through new Senior Secured Bridge Facilities. As this transaction occurred after December 31, 2013, the principal and estimated interest payments of the new facilities are not included in the table. See Note 18, “Subsequent Events,” to our consolidated financial statements for details of the Cabot Senior Secured Bridge Facilities.

We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $126.2 million as of December 31, 2013, our access to capital markets, and availability under our credit facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

We prepare our financial statements, in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1, “Ownership, Description of Business and Summary of Significant Accounting Policies” of the notes to consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates and such differences may be material. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for such portfolios on the cost recovery method as cost recovery portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the purchase price of a cost recovery portfolio has been fully recovered.

Deferred Court Costs. We contract with a nationwide network of attorneys that specialize in collection matters. We generally refer charged-off accounts to our contracted attorneys when we believe the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. Additionally, we pay out of pocket court costs through our Internal Legal Channel. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of court costs that have been advanced and recovered, or that we anticipate recovering. Historically, we wrote off Deferred Court Costs not recovered within three years of placement. However, recovery trends in recent years indicate that court costs are recovered over a longer period of time. As a result, in January 2013, on a prospective basis, we began increasing our deferral period from three years to five years. Collections received from these debtors are first applied against related court costs with the balance applied to the debtors’ account.

Receivables Secured by Property Tax Liens, Net. Receivables secured by property tax liens are reported at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. We accrue interest on all receivable portfolios as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific receivable, it would be placed on non-accrual and, at that time, any accrued interest would be reversed.

The allowance for losses on receivables secured by property tax liens is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the receivables in light of historical experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral, and prevailing economic conditions.

Goodwill and Other Intangible Assets. Business combinations typically result in the recording of goodwill and other intangible assets. The excess of the purchase price over the fair value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interests in the acquiree is recorded as goodwill.

When determining the fair values of tangible and identifiable intangible assets acquired, liabilities assumed, and noncontrolling interests in the acquiree, management makes significant estimates and assumptions, especially with respect to intangible assets. Fair value estimates are based on the assumptions management believes a market participant would use in pricing the asset or liability. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

Goodwill and other intangible assets are tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired.

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors.

If quantitative analyses are required, we apply various valuation techniques to measure the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, and other assumptions. We will perform additional impairment testing if events occur or circumstances change indicating that the carrying amounts may be impaired.

Redeemable Noncontrolling Interests. Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the subsidiary if we choose not to purchase their interests at fair value. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments will not affect the calculation of earnings per share.

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

Income Taxes. We use the liability method of accounting for income taxes. When we prepare the consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We then assess the likelihood that our deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense in our statement of income. When we reduce our valuation allowance in an accounting period, we record a corresponding tax benefit in our statement of income. We include interest and penalties related to income taxes within our provision for income taxes. See Note 13 “Income Taxes” to our consolidated financial statements for further discussion of income taxes.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to economic risks from foreign currency exchange rates and interest rates. A portion of these risks is hedged, but the risks may affect our financial statements.

Foreign Currency Exchange Rates

We have operations in India, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in Indian rupees, such as employee salaries and rent expenditures. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. As of December 31, 2013, we had 43 outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee. Each contract settles monthly with a notional amount ranging from a United States dollar equivalent of $0.8 million to $1.6 million. The contracts hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. We have not experienced any hedge ineffectiveness since the inception of the hedging program; a hypothetical change in the foreign exchange rate against the Indian rupee would not have a material impact on our consolidated statement of income.

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

The financial statements of our foreign subsidiaries, Cabot and Refinancia, are translated into U.S. dollars from their functional currencies. Fluctuations in foreign currencies affect the amount of total assets and liabilities that we report for these foreign subsidiaries upon the translation of these amounts into U.S. dollars. We currently do not hedge the net assets of these foreign subsidiaries from foreign currency exposure.

Interest Rates

We have variable-interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate caps with financial counterparties to manage our interest rate risk. We had utilized interest rate swap contracts to hedge our interest rate risk during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, we did not have any interest rate swap contracts outstanding. Our Cabot subsidiary holds interest rate cap contracts with an aggregated notional amount of approximately $206.6 million.

Our variable-interest-bearing debt is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remained constant. If the market interest rates for our variable rate agreements increase 10%, interest expense on such outstanding debt would increase by approximately $2.0 million, on an annualized basis. Conversely, if the market interest rates decreased an average of 10%, our interest expense on such outstanding debt would decrease by $2.0 million on an annualized basis.

Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.

Item 8—Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-50.

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

Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2013, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Management did not assess the effectiveness of internal controls over financial report of Cabot because of the timing of the acquisition, which was completed on July 1, 2013. Cabot constituted approximately 28.5% of total assets as of December 31, 2013 and 13.5% and 8.0% of revenues and net income, respectively, for the year then ended.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2013, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cabot Credit Management Limited (“Cabot”), which was acquired on July 1, 2013, and which is included in the consolidated statement of financial condition of Encore Capital Group, Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period from July 1, 2013 to December 31, 2013. Cabot constituted 28.5% and 18.9% of total assets and net assets, respectively, as of December 31, 2013, and 13.5% and 8.0% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Cabot because of the timing of the acquisition which was completed on July 1, 2013. Our audit of internal control over financial reporting of Encore Capital Group, Inc. also did not include an evaluation of the internal control over financial reporting of Cabot.

In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 25, 2014

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

Item 9B—Other Information

On February 25, 2014, Encore entered into a Second Amended and Restated Credit Agreement with several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent. Refer to Note 10, “Debt,” of the notes to our consolidated financial statements for additional information related to the Second Amended and Restated Credit Agreement.

On February 25, 2014, Encore entered into Amendment No. 2 (the “Note Agreement Amendment”) to Second Amended and Restated Senior Secured Note Purchase Agreement dated as of May 9, 2013 (the “Note Purchase Agreement”) by and between Encore, on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations, on the other hand, for purposes of aligning the covenants in the Note Purchase Agreement with the modified covenants in the Second Amended and Restated Credit Agreement.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2014 Proxy Statement to be filed no later than April 30, 2014, is hereby incorporated by reference.

Item 11—Executive Compensation

The information under the caption “Executive Compensation and Other Information,” appearing in the 2014 Proxy Statement to be filed no later than April 30, 2014, is hereby incorporated by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2014 Proxy Statement to be filed no later than April 30, 2014, is hereby incorporated by reference.

Item 13—Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2014 Proxy Statement to be filed no later than April 30, 2014, is hereby incorporated by reference.

Item 14—Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2014 Proxy Statement to be filed no later than April 30, 2014, is hereby incorporated by reference.

PART IV

Item 15—Exhibits and Financial Statement Schedules

(a) Financial Statements.

The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:

(b) Exhibits.

Number	Description
2.1	Securities Purchase Agreement, dated May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

2.2	Agreement and Plan of Merger dated March 6, 2013, by and among Encore Capital Group, Inc., Pinnacle Sub, Inc. and Asset Acceptance Capital Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2013)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on June 14, 1999, File No. 333-77483)

3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 4, 2002)

3.3	Bylaws, as amended through February 8, 2011 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on December 21, 2009, File No. 333-163876)

4.2*	Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.3	Form of 7.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.4	Form of 7.375% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

Number	Description
4.5	Amendment No. 1, dated May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among the Company, The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

4.6	Indenture, dated November 27, 2012, between Encore Capital Group, Inc. and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

4.7	Indenture (including the form of the Note), dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

4.8	Indenture (including the form of the Note), dated August 2, 2013, by and among Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013)

4.9	Indenture (including the form of the Note), dated September 20, 2012, by and among Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

4.10	First Supplemental Indenture, dated June 13, 2013, between Cabot Financial (Luxembourg) S.A. and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

4.11	Indenture (including the form of the Note), dated July 25, 2013, by and among Marlin Intermediate Holdings plc, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, certain subsidiaries of Marlin Financial Intermediate Limited, The Bank of New York Mellon, London Branch as trustee, paying agent, transfer agent and registrar, and Royal Bank of Scotland plc, as security agent (filed herewith)

4.12	First Supplemental Indenture, dated February 19, 2014, by and among Marlin Intermediate Holdings plc, Marlin Financial Intermediate II Limited, Cabot Financial Limited the guarantors party thereto and the Bank of New York Mellon, as trustee (filed herewith)

10.1+	1999 Equity Participation Plan, as amended (incorporated by reference to Appendix I to the Company’s proxy statement filed on April 1, 2004)

10.2	Multi-Tenant Office Lease, dated April 8, 2004, between LBA Realty Fund-Holding Co. I, LLC and Midland Credit Management, Inc. (the “Midland Lease”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.3	Lease Guaranty, dated April 8, 2004, by the Company in favor of LBA Realty Fund-Holding Co. I, LLC in connection with the Midland Lease (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2004)

10.4	Asset Purchase and Forward Flow Agreement, dated June 2, 2005, among Jefferson Capital Systems, LLC, Midland Funding LLC and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

Number	Description
10.5	Acknowledgement Agreement, dated June 7, 2005, between CompuCredit Corporation and Midland Funding LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2005)

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.7+	Form of Option Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.8+	Form of Split-Dollar Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.9+	Executive Non-Qualified Excess Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on February 11, 2009)

10.10+	Severance protection letter agreement, dated March 11, 2009, between the Company and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.11+	Severance protection letter agreement, dated March 11, 2009, between the Company and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.12	Lease Deed, dated April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.13+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.14+	Amended Form of Stock Option Agreement for awards under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.15+	Amended Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.16+	Form of Restricted Stock Agreement by and between George Lund and Encore Capital Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010)

10.17	Lease Deed, dated October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.18	Lease Deed, dated March 4, 2011, between Midland Credit Management, Inc. and Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account for real property located in San Diego, California (the “San Diego Lease”) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

10.19	Lease Guaranty, dated March 4, 2011, by Encore Capital Group, Inc., in favor of Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account in connection with the San Diego Lease (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

Number	Description
10.20	Credit Facility Loan Agreement, dated May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.21	Guaranty Agreement, dated May 8, 2012, with respect to the Credit Facility Loan Agreement, dated May 8, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.22+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.23+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.24+	Form of Non-Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.25	Amended and Restated Credit Agreement, dated November 5, 2012, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.26	Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among the Company, certain of its subsidiaries and SunTrust Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.27	Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of the Company and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.28	Amended and Restated Intercreditor Agreement, dated November 5, 2012, by and among the Company, certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, and the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.29	Amendment No. 2 to Note Purchase Agreement, dated November 5, 2012, by and among the Company, the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018, and SunTrust Bank, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.30	Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.31	Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.32	Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 3, 2012)

Number	Description
10.33	Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.34	Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.35	Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.36	Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.37	Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.38	Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.39	Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.40	Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.41	Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.42	Incremental Facility Agreement, dated December 6, 2012, among Encore Capital Group, Inc., Barclays Bank PLC, SunTrust Bank and each of the guarantors party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.43+	Amendment, dated January 9, 2013, to the Severance Protection Letter Agreement dated March 11, 2009 between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.44+	Letter Agreement, dated January 9, 2013, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.45+	Transition and consulting letter agreement, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and J. Brandon Black (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2013)

10.46+	Employment offer letter, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2013)

Number	Description
10.47	Amendment No. 1 and Limited Waiver, dated May 9, 2013, to Amended and Restated Credit Agreement, dated as of November 5, 2012, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.48	Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.49	Amendment No. 1, dated February 7, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.50+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 26, 2013)

10.51+	Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.52+	Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.53+	Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.54+	Form of Restricted Stock Unit Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.55+	Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.56+	Form of Performance Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.57+	Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.58	Incremental Facility Agreement, dated May 9, 2013, among Encore Capital Group, Inc., each of the banks and guarantors party thereto and SunTrust Bank, as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.59*	Tax Lien Loan and Security Agreement, dated May 15, 2013, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013)

Number	Description
10.60	Guaranty and Security Agreement, dated May 15, 2013, by PFS Finance Holdings, LLC, in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.61	Limited Guarantee, dated May 15, 2013, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.62	Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.63	Amendment No. 2, dated May 29, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the guarantors identified therein, the lenders party thereto and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.64	Amendment No. 1, dated May 29, 2013, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.65	Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.66	Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.67	Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.68	Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.69	Amendment, dated July 1, 2013, to Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.70*	Investors Agreement, dated July 1, 2013, by and between Encore Europe Holdings S.À R.L., JCF III Europe S.À R.L. and the other parties thereto (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q/A filed on December 20, 2013)

10.71	Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.72	Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

Number	Description
10.73	Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.74	Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.75	Amended and Restated Senior Facilities Agreement, dated June 28, 2013, by and among Cabot Financial Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

10.76	Second Amendment to Securities Purchase Agreement, dated September 25, 2013, by and between Encore Europe Holdings S.À R.L. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2013)

10.77	Amendment to Letter Agreement, dated December 16, 2013, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Warrant Transactions (filed herewith)

10.78	Amendment to Letter Agreement, dated December 16, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Warrant Transactions (filed herewith)

10.79	Amendment to Letter Agreement, dated December 16, 2013, between Société Générale and Encore Capital Group, Inc., regarding the Warrant Transactions (filed herewith)

10.80	Amendment No. 2, dated December 27, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2014)

10.81+	Summary description of director compensation (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2014)

10.82	Share Sale and Purchase Agreement, dated February 7, 2014, by and among Cabot Financial Holdings Group Limited, certain funds managed by Duke Street and certain individuals, including certain executive management of Marlin Financial Group Limited (filed herewith)

10.83	Senior Secured Bridge Facilities Agreement, dated February 8, 2014, by and among Cabot Financial Holdings Group Limited, J.P. Morgan Limited, Deutsche Bank, AG, London Branch, Lloyds Bank plc and UBS Limited as lead arrangers and J.P. Morgan Europe Limited as agent security agent (filed herewith)

10.84+	First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014 (filed herewith)

10.85+	Letter Agreement, dated February 24, 2014, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014)

10.86	Second Amended and Restated Credit Agreement, dated February 25, 2014, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

Number	Description
10.87	Amendment No. 2, dated February 25, 2014, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (filed herewith)

10.88	Amendment No. 1, dated February 25, 2014, to Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 25, 2014 (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following financial information from the Encore Capital Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*	The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ KENNETH A. VECCHIONE
Kenneth A. Vecchione
President and Chief Executive Officer

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ KENNETH A. VECCHIONE Kenneth A. Vecchione	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014

/s/ PAUL GRINBERG Paul Grinberg	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2014

/s/ GEORGE LUND* George Lund	Director	February 25, 2014

/s/ WILLEM MESDAG* Willem Mesdag	Director	February 25, 2014

/s/ FRANCIS E. QUINLAN* Francis E. Quinlan	Director	February 25, 2014

/s/ NORMAN R. SORENSEN* Norman R. Sorensen	Director	February 25, 2014

/s/ J. CHRISTOPHER TEETS* J. Christopher Teets	Director	February 25, 2014

/s/ H RONALD WEISSMAN* H Ronald Weissman	Director	February 25, 2014

*	/s/ KENNETH A. VECCHIONE

As attorney-in-fact pursuant to powers of attorney dated on February 20, 2014

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Encore Capital Group, Inc.

San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California

February 25, 2014

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Financial Condition

(In Thousands, Except Par Value Amounts)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$126,213	$17,510
Investment in receivable portfolios, net	1,590,249	873,119
Deferred court costs, net	41,219	35,407
Receivables secured by property tax liens, net	212,814	135,100
Property and equipment, net	55,783	23,223
Other assets	154,783	31,535
Goodwill	504,213	55,446

Total assets(1)	$2,685,274	$1,171,340

Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$137,272	$43,909
Deferred tax liabilities, net	7,164	8,236
Debt	1,850,431	706,036
Other liabilities	87,936	7,343

Total liabilities(1)	2,082,803	765,524

Redeemable noncontrolling interest	26,564	—
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,457 shares and 23,191 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	255	232
Additional paid-in capital	171,819	88,029
Accumulated earnings	394,628	319,329
Accumulated other comprehensive gain (loss)	5,195	(1,774)

Total Encore Capital Group, Inc. stockholders’ equity	571,897	405,816
Noncontrolling interest	4,010	—

Total stockholders’ equity	575,907	405,816

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$2,685,274	$1,171,340

(1)

The Company’s consolidated assets as of December 31, 2013 included $1,106,538 of assets from its variable interest entity, or VIE, that can only be used to settle obligations of the VIE. These assets include cash and cash equivalents of $62,403; investment in receivable portfolios, net, of $620,312; property and equipment, net, of $13,755; other assets of $33,772; and goodwill of $376,296. The Company’s consolidated liabilities as of December 31, 2013, included $895,792 of liabilities of its VIE, whose creditors have no recourse to the Company. These liabilities include accounts payable and accrued liabilities of $47,219; debt of $846,676; and other liabilities of $1,897. See further details of the assets and liabilities of the Company’s VIE in Note 11, “Variable Interest Entity.”

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Income

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Revenue from receivable portfolios, net	$744,870	$545,412	$448,714
Other revenues	12,588	905	32
Net interest income	15,906	10,460	—

Total revenues	773,364	556,777	448,746

Operating expenses
Salaries and employee benefits	165,040	101,084	77,805
Cost of legal collections	186,959	168,703	157,050
Other operating expenses	66,649	48,939	35,708
Collection agency commissions	33,097	15,332	14,162
General and administrative expenses	109,713	61,798	39,760
Depreciation and amortization	13,547	5,840	4,081

Total operating expenses	575,005	401,696	328,566

Income from operations	198,359	155,081	120,180

Other (expense) income
Interest expense	(73,269)	(25,564)	(21,116)
Other (expense) income	(4,222)	808	(395)

Total other expense	(77,491)	(24,756)	(21,511)

Income from continuing operations before income taxes	120,868	130,325	98,669
Provision for income taxes	(45,388)	(51,754)	(38,076)

Income from continuing operations	75,480	78,571	60,593
(Loss) income from discontinued operations, net of tax	(1,740)	(9,094)	365

Net income	73,740	69,477	60,958

Net loss attributable to noncontrolling interest	1,559	—	—

Net income attributable to Encore Capital Group, Inc. stockholders	$75,299	$69,477	$60,958

Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$77,039	$78,571	$60,593
(Loss) income from discontinued operations, net of tax	(1,740)	(9,094)	365

Net income	$75,299	$69,477	$60,958

Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$3.12	$3.16	$2.47
Discontinued operations	$(0.07)	$(0.36)	$0.01

Net basic earnings per share	$3.05	$2.80	$2.48

Diluted earnings (loss) per share from:
Continuing operations	$2.94	$3.04	$2.36
Discontinued operations	$(0.07)	$(0.35)	$0.01

Net diluted earnings per share	$2.87	$2.69	$2.37

Weighted average shares outstanding:
Basic	24,659	24,855	24,572
Diluted	26,204	25,836	25,690

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Comprehensive Income

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Net income	$73,740	$69,477	$60,958
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on derivative instruments	(817)	194	(2,119)
Unrealized gain on foreign currency translation	7,692	—	—

Other comprehensive gain (loss), net of tax	6,875	194	(2,119)

Comprehensive income	80,615	69,671	58,839
Comprehensive loss (gain) attributable to noncontrolling interest:
Net loss	1,559	—	—
Unrealized gain on foreign currency translation	(1,398)	—	—

Comprehensive loss attributable to noncontrolling interests	161	—	—

Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$80,776	$69,671	$58,839

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Par
Balance at December 31, 2010	24,011	$240	$113,412	$188,894	$151	$—	$302,697
Net income	—	—	—	60,958	—	—	60,958
Other comprehensive loss, net of tax:
Unrealized loss on derivative instruments	—	—	—	—	(2,119)	—	(2,119)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	509	5	(2,405)	—	—	—	(2,400)
Stock-based compensation	—	—	7,709	—	—	—	7,709
Tax benefit related to stock-based compensation	—	—	4,690	—	—	—	4,690

Balance at December 31, 2011	24,520	$245	$123,406	$249,852	$(1,968)	$—	$371,535
Net income	—	—	—	69,477	—	—	69,477
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	—	—	—	—	194	—	194
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	534	5	(1,127)	—	—	—	(1,122)
Repurchase of common stock	(1,863)	(18)	(49,252)	—	—	—	(49,270)
Stock-based compensation	—	—	8,794	—	—	—	8,794
Tax benefit related to stock-based compensation	—	—	3,926	—	—	—	3,926
Issuance of convertible notes, net	—	—	13,923	—	—	—	13,923
Purchase of convertible hedge and sale of warrants, net	—	—	(11,641)	—	—	—	(11,641)

Balance at December 31, 2012	23,191	$232	$88,029	$319,329	$(1,774)	$—	$405,816
Net income (loss) (excluding $1,167 of loss attributable to redeemable noncontrolling interests)	—	—	—	75,299	—	(392)	74,907
Other comprehensive gain, net of tax:
Unrealized loss on derivative instruments	—	—	—	—	(817)	—	(817)
Unrealized gain on foreign currency translation (excluding $1,047 attributable to redeemable noncontrolling interests)	—	—	—	—	7,786	351	8,137
Initial noncontrolling interests related to business combinations	—	—	—	—	—	4,051	4,051
Change in fair value of redeemable noncontrolling interests	—	—	(1,167)	—	—	—	(1,167)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	618	6	(4,973)	—	—	—	(4,967)
Repurchase of common stock	(24)	—	(729)	—	—	—	(729)
Issuance of common stock	1,672	17	62,335	—	—	—	62,352
Stock-based compensation	—	—	12,649	—	—	—	12,649
Tax benefit related to stock-based compensation	—	—	5,420	—	—	—	5,420
Issuance of convertible notes, net	—	—	31,024	—	—	—	31,024
Purchase of convertible hedge and sale of warrants, net	—	—	(20,769)	—	—	—	(20,769)

Balance at December 31, 2013	25,457	$255	$171,819	$394,628	$5,195	$4,010	$575,907

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$73,740	$69,477	$60,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,547	5,840	4,661
Impairment charge for goodwill and identifiable intangible assets	—	10,400	—
Amortization of loan costs and premium on receivables secured by tax liens	6,715	3,268	1,833
Stock-based compensation expense	12,649	8,794	7,709
Recognized loss on termination of derivative contract	3,630	—	—
Deferred income taxes	(28,188)	(7,474)	(1,917)
Excess tax benefit from stock-based payment arrangements	(5,609)	(4,123)	(5,101)
Loss on sale of discontinued operations	—	2,416	—
(Reversal) provision for allowances on receivable portfolios, net	(12,193)	(4,221)	10,823
Changes in operating assets and liabilities
Deferred court costs and other assets	(11,697)	2,893	(4,169)
Prepaid income tax and income taxes payable	(468)	7,060	6,495
Accounts payable, accrued liabilities and other liabilities	22,649	4,190	3,287

Net cash provided by operating activities	74,775	98,520	84,579

Investing activities:
Cash paid for acquisition, net of cash acquired	(449,024)	(186,731)	—
Purchases of receivable portfolios, net of put-backs	(249,562)	(559,259)	(383,998)
Collections applied to investment in receivable portfolios, net	546,366	406,815	301,474
Originations and purchases of receivables secured by tax liens	(116,960)	(34,036)	—
Collections applied to receivables secured by tax liens	70,573	35,706	—
Purchases of property and equipment	(13,423)	(6,265)	(5,564)
Other	(5,210)	—	—

Net cash used in investing activities	(217,240)	(343,770)	(88,088)

Financing activities:
Payment of loan costs	(17,207)	(12,359)	(840)
Proceeds from credit facilities	659,940	508,399	121,000
Repayment of credit facilities	(630,163)	(289,673)	(143,000)
Proceeds from senior secured notes	151,670	—	25,000
Repayment of senior secured notes	(13,750)	(2,500)	—
Proceeds from issuance of convertible senior notes	172,500	115,000	—
Repayment of preferred equity certificates	(39,743)	—	—
Purchases of convertible hedge instruments	(32,008)	(22,669)	—
Proceeds from sale of warrants	—	11,028	—
Repurchase of common stock	(729)	(49,270)	—
Proceeds from exercise of stock options	4,442	1,847	1,263
Taxes paid related to net share settlement of equity awards	(9,591)	(2,969)	(3,891)
Excess tax benefit from stock-based payment arrangements	5,609	4,123	5,101
Repayment of capital lease obligations	(4,990)	(6,244)	(3,982)

Net cash provided by financing activities	245,980	254,713	651

Net increase (decrease) in cash and cash equivalents	103,515	9,463	(2,858)
Effect of exchange rate changes on cash	5,188	—	—
Cash and cash equivalents, beginning of period	17,510	8,047	10,905

Cash and cash equivalents, end of period	$126,213	$17,510	$8,047

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,181	$25,218	$19,038
Cash paid for income taxes	66,759	46,297	32,125
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$5,011	$5,287	$2,949

See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies

Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom specializing in higher balance, “semi-performing” accounts. Encore’s majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries is a market leader in debt collection and management in Colombia and Peru. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists Texas and Nevada property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by the existing tax liens on the property. Propel also acquires tax liens directly from taxing authorities outside of Texas and Nevada.

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

Cabot also uses insights discovered during its purchasing process to build account collection strategies. Cabot’s proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. In recent years, Cabot has concentrated on buying portfolios that are defined as semi-performing in which over 50% of the accounts in a portfolio have made a payment in three of the last four months immediately prior to the portfolio purchase. Cabot will try to establish contact with these consumers in order to transfer payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardships (such as medical issues or mental incapacity), are placed on hold and managed outside of normal collections routines.

The remaining pool of accounts then receives further evaluation. Cabot analyzes and estimates a consumer’s perceived willingness to pay. Based on that analysis, Cabot pursues collections through letters and/or phone calls to its consumers. Where contact is made and consumers indicate a willingness to pay, a patient approach of forbearance is applied using regulatory protocols within the United Kingdom to assess affordability and ensure that plans are fair and balanced and therefore sustainable.

Where consumers are not locatable or refuse to engage in a constructive dialogue, Cabot will pass these accounts through a litigation scorecard and rule set in order to assess suitability for legal action.

Colombia and Peru. The Company’s newly acquired Refinancia subsidiary is a market leader in management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals with defaulted credit records, payment plan guarantee services through merchants and loan guarantee services to financial institutions.

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

Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than is being assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to future property tax payments, interest and penalties. In most cases, such Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase.

Basis of Consolidation

The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates Variable Interest Entities (“VIE”), for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits. The Company has determined that its less than wholly owned subsidiary Janus Holdings is a VIE, and the Company is the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. Refer to Note 11, “Variable Interest Entity,” for further details. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

On July 1, 2013, the Company completed its acquisition of Cabot. The consolidated statements of income and comprehensive income for the year ended December 31, 2013, include the results of operations of Cabot’s parent Company, Janus Holdings, since the date of acquisition. On June 13, 2013, the Company completed its merger with Asset Acceptance Capital Corp. (“AACC”). The consolidated statements of income and comprehensive income for the year ended December 31, 2013, include the results of operations of AACC since the date of acquisition. On May 8, 2012, the Company completed its acquisition of Propel. The consolidated statements of income and comprehensive income for the year ended December 31, 2012, include the results of operations of Propel since the date of acquisition. Refer to Note 3, “Business Combinations,” for further details.

Translation of Foreign Currencies

The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities are translated as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and losses are included in other (expense) income.

Reclassifications

Certain immaterial amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interests of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. In accordance with authoritative guidance on goodwill and other intangible assets, goodwill and other indefinite-lived intangible assets are tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value.

See Note 16 “Goodwill and Identifiable Intangible Assets” for further discussion of the Company’s goodwill and other intangible assets.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Fixed Asset Category	Estimated Useful Life
Leasehold improvements	Lesser of lease term, including periods covered by renewal options, or useful life
Furniture, fixtures and equipment	5 to 10 years
Computer hardware and software	3 to 5 years

Maintenance and repairs are charged to expense in the year incurred. Expenditures for major renewals that extend the useful lives of fixed assets are capitalized and depreciated over the useful lives of such assets.

Deferred Court Costs

The Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes these costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Historically, the Company wrote off Deferred Court Costs not recovered within three years of placement. However, as a result of a history of court cost recoveries beyond three years, the Company has determined that court costs are recovered over a longer period of time. As a result, in January 2013, on a prospective basis, the Company began increasing its deferral period from three years to five years. Collections received from debtors are first applied to related court costs with the balance applied to the debtors’ account. See Note 7 “Deferred Court Costs, Net” for further discussion.

Receivables Secured by Property Tax Liens, Net

Propel’s receivables are secured by Tax Liens. Repayment of the Tax Liens is generally dependent on the property owner but can also come through payments from other lien holders or foreclosure on the properties. Propel records these receivables secured by property tax liens at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. Propel accrues interest on all past due receivables secured by tax liens as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific portfolio, it would be placed on non-accrual and, at that time, all accrued interest would be reversed.

The allowance for losses on receivables secured by property tax liens is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability in light of historical experience, the nature and volume of the receivable portfolios, adverse situations that may affect the borrower’s ability to repay, the estimated value of the underlying collateral and prevailing economic conditions. The primary factor Propel uses to evaluate each receivable is the lien to value ratio, which is typically less than 15% and rarely exceeds 25%. Propel has not experienced any losses on receivables secured by Tax Liens in its portfolio. In addition, management believes, based on the fact that the Tax Liens are in a priority position over most other liens on the properties, that it will not experience any material losses on the ultimate collection of these receivables. Therefore, no allowance has been provided for as of December 31, 2013.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes. See Note 13 “Income Taxes” for further discussion.

Management must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance to be recorded against deferred tax assets.

Stock-Based Compensation

The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions over the requisite service period of the award. Forfeiture rates are estimated based on the Company’s historical experience. See Note 12 “Stock-Based Compensation” for further discussion.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates its interest rate swap and foreign currency exchange contracts as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income (loss) until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income (expense) at that time. See Note 5 “Derivatives and Hedging Instruments” for further discussion.

Redeemable Noncontrolling Interests

Some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments will not affect the calculation of earnings per share.

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

A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding—basic	24,659	24,855	24,572
Dilutive effect of stock-based awards	950	981	1,118
Dilutive effect of convertible senior notes	595	—	—

Weighted average common shares outstanding—diluted	26,204	25,836	25,690

No anti-dilutive employee stock options were outstanding during the year ended December 31, 2013. Employee stock options to purchase approximately 352,000, and 167,000 shares of common stock as of December 31, 2012 and 2011, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.

For the year ended December 31, 2013, diluted earnings per share includes the effect of common shares issuable upon conversion of the Company’s $115.0 million convertible senior notes due 2017. During the period, the notes were convertible at a conversion price equivalent to approximately $31.56 per share of the Company’s common stock as a result of the conditions of the notes. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in the calculation of diluted earnings per share.

During the fourth quarter of 2012, concurrent with the issuance of its $115.0 million convertible senior notes due 2017, the Company entered into privately negotiated transactions with certain counterparties and sold warrants to purchase approximately 3.6 million shares of its common stock. The sold warrants had an exercise price of $44.19. On December 16, 2013, the Company entered into amendments with the same counterparties to exchange the original warrants with new warrants with an exercise price of $60.00. All other terms and settlement provisions remain unchanged. Warrants representing approximately 358,000 shares of the Company’s common stock have been modified by December 31, 2013. The remaining 3.2 million shares represented by the warrants were modified between January 1, 2014 and February 6, 2014. Refer to Note 10 “Debt—Encore Convertible Senior Notes—2017 Convertible Senior Notes” for further details of the warrant restrike transaction.

The average market value of the Company’s shares did not exceed the exercise price of the original or new warrants during the year ended December 31, 2013 or 2012, and therefore the effect of the warrants was anti-dilutive for those periods.

Note 2: Discontinued Operations

On May 16, 2012, the Company completed the sale of substantially all of the assets and certain of the liabilities of its bankruptcy servicing subsidiary Ascension Capital Group, Inc. (“Ascension”), to a subsidiary of American InfoSource, L.P. (“AIS”). As part of the sale, the Company agreed to fund certain, agreed-upon operating losses in the first year of AIS’ ownership of the Ascension business, not to exceed $4.0 million. If the Ascension business becomes profitable under AIS’ ownership, the Company will be paid an earn-out equal to 40% of Ascension’s EBITDA, for the first five years commencing May 16, 2012. The Company received no proceeds from the sale and recognized the entire $4.0 million loss contingency during the second quarter of 2012.

During the year ended December 31, 2013, the Company recognized a loss of $2.2 million incurred to resolve legacy contractual claims against Ascension by a former customer. Additionally, during the year the Company accrued a loss of $0.7 million related to the Ascension lease which remains an obligation of the Company. Ascension’s operations are presented as discontinued operations in the Company’s consolidated statements of income and comprehensive income. The following table presents the revenue and components of discontinued operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue	$—	$5,704	$18,626

(Loss) income from discontinued operations before income taxes	$(2,900)	$(11,942)	$595
Income tax benefit (expense)	1,160	4,678	(230)

(Loss) income from discontinued operations	(1,740)	(7,264)	365

Loss on sale of discontinued operations, before income taxes	—	(2,416)	—
Income tax benefit	—	586	—

Loss on sale of discontinued operations	—	(1,830)	—

Total (loss) income from discontinued operations	$(1,740)	$(9,094)	$365

Note 3: Business Combinations

Cabot Acquisition

On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings S.a.r.l. (“Encore Europe”), completed its acquisition (the “Cabot Acquisition”) of 50.1% of the equity interest in Janus Holdings, the indirect holding company of United Kingdom-based Cabot from certain funds advised by J.C. Flowers & Co. LLC (“J.C. Flowers”) pursuant to a Securities Purchase Agreement (as amended, the “Purchase Agreement”). Pursuant to the terms and conditions of the Purchase Agreement, Encore Europe purchased from J.C. Flowers: (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“ Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge preferred equity certificates with a face value of £10,177,781 (approximately $15.5 million) (the “J Bridge PECs”) (represents the amount after the partial redemption of the J Bridge PECs contemplated in the Purchase Agreement and discussed in Note 10, “Debt”), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.

Through its acquisition of Janus Holdings, the Company’s effective equity ownership of Cabot is approximately 42.9%, after reflecting the ownership of the noncontrolling interests. The E Bridge PECs and the J Bridge PECs may be redeemed at any time prior to June 18, 2014. Any E Bridge PECs and J Bridge PECs that remain unredeemed as of June 18, 2014 will be converted into E Shares and E PECs, or J Shares and J PECs, as the case may be, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition. The E Bridge PECs, E PECs, J Bridge PECs and J PECs accrue interest at 12% per annum.

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

The components of the purchase price allocation for the Cabot Acquisition are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$177,246

Allocation of purchase price:
Cash	$57,520
Investment in receivable portfolios	558,951
Property and equipment	13,672
Other assets	20,349
Preferred equity certificates assumed	(211,549)
Debt assumed	(559,907)
Other liabilities assumed	(45,142)
Redeemable noncontrolling interests	(12,064)
Noncontrolling interests	(4,051)
Identifiable intangible assets	7,559
Goodwill	351,908

Total net assets acquired	$177,246

The goodwill recognized is primarily attributable to (i) the ability to capitalize on Cabot’s existing operating platform to gain immediate access to the debt management business in Europe and (ii) substantial synergies that are expected to be achieved through Cabot’s ability to leverage the Company’s analytic capacities and efficient operating platform. The entire goodwill of $351.9 million related to the Cabot Acquisition is not deductible for income tax purposes.

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

In connection with the Cabot Acquisition, the Company entered into an Investors Agreement with J.C. Flowers. Pursuant to the Investors Agreement, J.C. Flowers has the right, at certain times, to offer to sell its interest in Janus Holdings to the Company. The Company would then have the right, but not the obligation, to acquire J.C. Flowers’ interest at the offered price, or allow J.C. Flowers to offer Janus Holdings for sale to others. Since J.C. Flowers could force a sale of Janus Holdings, their noncontrolling interest has been reflected as a redeemable noncontrolling interest in the accompanying consolidated statements of financial condition. The remaining noncontrolling interests represent other minority owners’ share of interests in Cabot Holdings.

Total acquisition and integration costs related to the Cabot Acquisition were approximately $6.7 million for the year ended December 31, 2013, and have been expensed in the accompanying consolidated statements of income within general and administrative expenses.

The amount of revenue and net income included in the Company’s consolidated statement of income for the year ended December 31, 2013, directly related to the Cabot Acquisition, excluding the acquisition and integration costs, was $95.5 million and $9.0 million, respectively. The revenue and loss for the year ended December 31, 2013 at Janus Holdings was $95.5 million and $2.3 million, respectively. This loss is due to the fact that Janus Holdings recognizes all interest expense related to the outstanding preferred equity certificates owed to Encore, J.C. Flowers, and management. The loss attributable to noncontrolling interests included in the Company’s consolidated statement of income of $1.2 million for the year ended December 31, 2013 represents the total loss at Janus Holdings of $2.8 million multiplied by the noncontrolling ownership interest. The difference of $11.4 million between what was included in the Company’s financial statements and what was reported by Janus Holdings, represents Encore’s share of preferred equity certificate interest income recognized at Encore Europe and the loss attributable to noncontrolling interests.

The following table summarizes the operating performance of Janus Holdings and Encore Europe (in thousands):

	Year Ended December 31, 2013
	Janus Holdings	Encore Europe	Encore Europe Consolidated
Total revenues	$95,491	$—	$95,491
Total operating expenses	(48,890)	—	(48,890)

Income from operations	46,601	—	46,601

Interest expense—non-PEC	(26,265)	—	(26,265)
PEC interest (expense) income	(21,616)	10,235	(11,381)
Other income	98	—	98

(Loss) income before income taxes	(1,182)	10,235	9,053
Provision for income taxes	(1,574)	—	(1,574)

Net (loss) income	(2,756)	10,235	7,479
Net loss attributable to noncontrolling interests	392	1,167	1,559

Net (loss) income attributable to Encore	$(2,364)	$11,402	$9,038

On February 7, 2014, Cabot, through a wholly-owned subsidiary, acquired all of the equity interest of Marlin Financial Group Limited, (“Marlin”), a leading acquirer of non-performing consumer debt in the United Kingdom, for an aggregate purchase price of approximately £295.0 million (approximately $481.0 million). The Acquisition was financed with borrowings under Cabot’s existing revolving credit facility and under new senior secured bridge facilities. Refer to Note 18, “Subsequent Events” for additional details related to the acquisition of Marlin and the new senior secured bridge facilities.

AACC Merger

On June 13, 2013, the Company completed its merger with AACC (the “AACC Merger”), a leading provider of debt management and recovery solutions in the United States. The purchase price consisted of $150.8 million in cash consideration and 1.7 million shares of Encore common stock valued at $37.30 per share. In addition, the Company paid off approximately $165.7 million of AACC debt on the closing date of the AACC Merger.

The AACC Merger was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the merger. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities.

The components of the purchase price allocation for the AACC Merger are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$316,485
Stock consideration	62,352

Total purchase price	$378,837

Allocation of purchase price:
Cash	$23,156
Investment in receivable portfolios	383,382
Deferred court costs	6,940
Property and equipment	11,003
Other assets	16,004
Liabilities assumed	(126,059)
Identifiable intangible assets	1,470
Goodwill	62,941

Total net assets acquired	$378,837

The entire goodwill of $62.9 million related to AACC was assigned to the Company’s portfolio purchasing reporting unit and is not deductible for income tax purposes. The goodwill recognized is primarily attributable to expected synergies when combining AACC with the Company.

Total acquisition and integration costs related to the AACC Merger were approximately $9.1 million for the year ended December 31, 2013, and were expensed in the accompanying consolidated statements of income within general and administrative expenses. The amount of revenue and net income included in the Company’s consolidated statement of income for the year ended December 31, 2013 related to AACC was $102.1 million and $14.6 million, respectively.

The following summary presents unaudited pro forma consolidated results of operations for the year ended December 31, 2013 and 2012 as if the Cabot Acquisition and AACC Merger had occurred on January 1, 2012. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had Encore, Cabot, and AACC been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	(Unaudited) Year Ended December 31,
	2013	2012
Consolidated pro forma revenue	$949,337	$929,579
Consolidated pro forma income from continuing operations	92,378	101,762

In addition to the Cabot Acquisition and AACC Merger, the Company completed certain other acquisitions including the acquisition of Refinancia in December 2013. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate, and resulted in the recording of approximately $13.5 million of initial goodwill through preliminary purchase price allocations.

Acquisition in Prior Year

On May 8, 2012, the Company acquired all of the outstanding equity interests of Propel for $186.8 million in cash. The Company recorded approximately $45.4 million of goodwill, $0.6 million of intangible assets and assumed $2.3 million of net liabilities.

Note 4: Fair Value Measurements

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$46	$—	$46
Interest rate cap contracts	—	202	—	202
Liabilities
Foreign currency exchange contracts	$—	$(4,123)	—	$(4,123)
Temporary Equity
Redeemable noncontrolling interests	$—	$—	$(26,564)	$(26,564)

	Fair Value Measurements as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap agreements	$—	$(645)	$—	$(645)
Foreign currency exchange contracts	—	(2,010)	—	(2,010)

Derivative Contracts:

The Company uses derivative instruments to minimize its exposure to fluctuations in interest rates and foreign currency exchange rates. The Company’s derivative instruments primarily include interest rate swap agreements, interest rate cap contracts, and foreign currency exchange contracts. Fair values of these derivative instruments are estimated using industry standard valuation models. These models project future cash flows and discount the future amounts to a present value using market-based observable inputs, including interest rate curves, foreign currency exchange rates, and forward and spot prices for currencies.

Redeemable Noncontrolling Interests:

As discussed in Note 3, “Business Combinations,” some minority shareholders in certain subsidiaries of the Company, have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments will not affect the calculation of earnings per share. The components of the change in the redeemable noncontrolling interests for the periods ended December 31, 2013 are presented in the following table:

Amount
Balance at December 31, 2012	$—
Initial redeemable noncontrolling interest related to business combinations	25,517
Net loss attributable to redeemable noncontrolling interests	(1,167)
Adjustment of the redeemable noncontrolling interests to fair value	1,167
Effect of foreign currency translation attributable to redeemable noncontrolling interests	1,047

Balance at December 31, 2013	$26,564

Financial instruments not required to be carried at fair value

Investment in Receivable Portfolios:

The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows generated by its proprietary forecasting models, using an estimated market participant cost to collect of approximately 50.3% and a discount rate of approximately 12.0% for United States portfolios and an estimated market participant cost to collect of approximately 29.7% and a discount rate of approximately 18.2% for United Kingdom portfolios. Using this method, the fair value of investment in receivable portfolios approximates book value as of December 31, 2013 and 2012. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value by approximately $19.5 million and $18.1 million, respectively, as of December 31, 2013. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $1.6 billion and $873.1 million as of December 31, 2013 and 2012, respectively.

Deferred Court Costs:

The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.

Receivables Secured By Property Tax Liens:

The fair value of receivables secured by property tax liens is estimated by discounting the future cash flows of the portfolio using a discount rate equivalent to the current rate at which similar portfolios would be originated. For certain tax liens purchased directly from taxing authorities in various other states, the fair value is estimated by discounting the expected future cash flows of the portfolio using a discount rate equivalent to the interest rate expected when acquiring these tax liens. The carrying value of receivables secured by property tax liens approximates fair value. Additionally, the carrying value of the related interest receivable also approximates fair value.

Debt:

Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.

Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $287.5 million, net of debt discount of $42.2 million, and $115.0 million, net of debt discount of $14.4 million as of December 31, 2013 and 2012, respectively. The fair value estimate for these convertible senior notes incorporates quoted market prices, which was approximately $412.4 million and $128.3 million as of December 31, 2013 and 2012, respectively.

Cabot’s senior secured notes due 2019 are carried at the fair value determined at the time of the Cabot Acquisition. Cabot’s senior secured notes due 2020 are carried at historical cost. The carrying value of the senior secured notes, including a debt premium of $43.6 million, was $646.9 million as of December 31, 2013. The fair value estimate for these convertible senior notes incorporates quoted market prices, which was approximately $680.7 million as of December 31, 2013.

The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the Cabot Acquisition and at December 31, 2013, that the carrying value of these preferred equity certificates approximates fair value.

Note 5: Derivatives and Hedging Instruments

The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Most of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary also holds interest rate cap contracts with an aggregated notional amount of approximately $206.6 million that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts. The impact of the interest rate cap contracts to the Company’s consolidated financial statements for the year ended December 31, 2013, was immaterial.

Interest Rate Swaps

As of December 31, 2013, the Company had no outstanding interest rate swap agreements. During the years ended December 31, 2013, 2012 and 2011, the Company utilized interest rate swap contracts to manage risks related to interest rate fluctuation. These derivatives were designated as cash flow hedges in accordance with authoritative accounting guidance. The hedging instruments had been highly effective since the inception of the hedge program, no gains or losses were reclassified from other comprehensive income “OCI” into earnings as a result of hedge ineffectiveness.

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

As of December 31, 2013, the total notional amount of the forward contracts to buy Indian rupees in exchange for United States dollars was $48.0 million. As of December 31, 2013, all outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $2.0 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2013, 2012 and 2011.

The Company may periodically enter into other foreign currency exchange contracts to mitigate its risk that cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. In anticipation of the Cabot Acquisition, on June 7, 2013, the Company entered into a European style zero-cost collar foreign exchange contract with a notional amount of £132.1 million (approximately $206.0 million), which was equal to the anticipated purchase price for the Cabot Acquisition. The collar was set to expire on August 13, 2013, which was the anticipated date of closing of the Cabot Acquisition. The collar was used to offset the risk of changes in the foreign exchange rate relating to the purchase price for the Company’s interest in Janus Holdings. The Company did not apply hedge accounting on this foreign exchange contract. Due to the early closing of the Cabot Acquisition, the foreign exchange contract was terminated on June 28, 2013 at a loss of $3.6 million, which was recorded as other expenses in the Company’s consolidated statements of income in the second quarter of 2013 and is included in the year ended December 31, 2013. Economically, this foreign exchange loss was offset by a decrease in the estimated purchase price for Cabot of approximately $4.3 million.

The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(4,123)	Other liabilities	$(2,010)
Foreign currency exchange contracts	Other assets	46	—	—
Interest rate swaps	—	—	Other liabilities	(645)
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	202	—	—

The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the years ended December 31, 2013 and 2012 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$645	$369	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(3,031)	(1,224)	Salaries and employee benefits	(1,362)	(1,230)	Other (expense) income	—	—
Foreign currency exchange contracts	(658)	(25)	General and administrative expenses	(260)	(212)	Other (expense) income	—	—

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

The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool (up to 120 months for Cabot’s semi-performing pools). The Company often experiences collections beyond the 84 to 96 month collection forecast. As of December 31, 2013, the total estimated remaining collections beyond the 84 to 96 month collection forecast, which are not included in the calculation of the Company’s IRRs, were $129.8 million. The collection forecast estimates for Cabot include a 120 month collection period which is included in its estimated remaining collections and is used for calculating its IRRs.

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

If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, the Company accounts for such portfolios on the cost recovery method as Cost Recovery Portfolios. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the purchase price of a Cost Recovery Portfolio has been fully recovered.

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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2011	$821,527	$32,676	$854,203
Revenue recognized, net	(519,136)	(26,276)	(545,412)
Net additions on existing portfolios(1)	229,207	10,966	240,173
Additions for current purchases(1)	453,346	—	453,346

Balance at December 31, 2012	$984,944	$17,366	$1,002,310

Revenue recognized, net	(717,733)	(27,119)	(744,852)
Net additions on existing portfolios(1)	357,189	18,218	375,407
Additions for current purchases(1)(2)	1,767,071	—	1,767,071

Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast for United States portfolios.
(2)

Includes $383.4 million of portfolios acquired in connection with the AACC Merger and $559.0 million of portfolios acquired in connection with the Cabot Acquisition discussed in Note 3, “Business Combinations.”

During the year ended December 31, 2013, the Company purchased receivable portfolios with a face value of $84.9 billion for $1.2 billion, or a purchase cost of 1.4% of face value. Purchases of charged-off credit card, telecom and consumer bankruptcy portfolios include $559.0 million of portfolios acquired in conjunction with the Cabot Acquisition and $383.4 million acquired in conjunction with the AACC Merger. The lower purchase rate for the year ended December 31, 2013 is due to the portfolio acquired in conjunction with the AACC Merger, which included all portfolios owned, including accounts that have no value and which the Company has no intention to collect. No-value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the sale file. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $1.3 billion.

During the year ended December 31, 2012, the Company purchased receivable portfolios with a face value of $11.4 billion for $478.8 million, or a purchase cost of 4.2% of face value. The estimated future collections at acquisition for all portfolios amounted to $842.8 million.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2013, 2012, and 2011, Zero Basis Revenue was approximately $17.2 million, $22.6 million, and $20.6 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios(1)	1,203,706	1,073	—	1,204,779
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(1,249,625)	(2,764)	(27,117)	(1,279,506)
Put-backs and recalls	(2,331)	(296)	(2)	(2,629)
Foreign currency adjustments	49,634	—	—	49,634
Revenue recognized	715,458	—	17,201	732,659
Portfolio allowance reversals, net	2,275	—	9,918	12,193

Balance, end of period	$1,585,587	$4,662	$—	$1,590,249

Revenue as a percentage of collections(3)	57.3%	0.0%	63.4%	57.3%

	Year Ended December 31, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios(1)	562,335	—	—	562,335
Gross collections(2)	(921,730)	—	(26,276)	(948,006)
Put-backs and recalls	(3,076)	—	—	(3,076)
Revenue recognized	518,617	—	22,574	541,191
Portfolio allowance reversals, net	519	—	3,702	4,221

Balance, end of period	$873,119	$—	$—	$873,119

Revenue as a percentage of collections(3)	56.3%	0.0%	85.9%	57.1%

	Year Ended December 31, 2011
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$644,753	$—	$—	$644,753
Purchases of receivable portfolios(1)	386,850	—	—	386,850
Gross collections(2)	(740,402)	—	(20,609)	(761,011)
Put-backs and recalls	(2,843)	—	(9)	(2,852)
Revenue recognized	443,367	—	16,170	459,537
(Portfolio allowances) portfolio allowance reversals, net	(15,271)	—	4,448	(10,823)

Balance, end of period	$716,454	$—	$—	$716,454

Revenue as a percentage of collections(3)	59.9%	0.0%	78.5%	60.4%

(1)

Purchases of portfolio receivables include $383.4 million acquired in connection with the AACC Merger in June 2013 and $559.0 million acquired in connection with the Cabot Acquisition in July 2013 discussed in Note 3, “Business Combinations.”

(2)	Does not include amounts collected on behalf of others.
(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2010	$98,671

Provision for portfolio allowances	17,707
Reversal of prior allowances	(6,884)

Balance at December 31, 2011	$109,494

Provision for portfolio allowances	6,745
Reversal of prior allowances	(10,966)

Balance at December 31, 2012	$105,273

Provision for portfolio allowances	479
Reversal of prior allowances	(12,672)

Balance at December 31, 2013	$93,080

Note 7: Deferred Court Costs, Net

Within the United States, the Company contracts with a nationwide network of attorneys that specialize in collection matters. The Company generally refers charged-off accounts to its contracted attorneys when it believes the related consumer has sufficient assets to repay the indebtedness and has, to date, been unwilling to pay. In connection with the Company’s agreement with the contracted attorneys, it advances certain out-of-pocket court costs (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. Historically, the Company wrote off Deferred Court Costs not recovered within three years of placement. However, as a result of a history of court cost recoveries beyond three years, the Company has determined that court costs are recovered over a longer period of time. As a result, in January 2013, on a prospective basis, the Company began increasing its deferral period from three years to five years. Collections received from debtors are first applied against related court costs with the balance applied to the debtors’ account balance.

Deferred Court Costs consist of the following as of the dates presented (in thousands):

	December 31, 2013	December 31, 2012
Court costs advanced	$399,274	$279,314
Court costs recovered	(147,166)	(94,827)
Court costs reserve	(210,889)	(149,080)

	$41,219	$35,407

A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$(149,080)	$(130,454)	$(113,239)
Provision for court costs	(61,809)	(53,946)	(54,939)
Write-off of reserve after the 36th month	—	35,320	37,724

Balance at end of period	$(210,889)	$(149,080)	$(130,454)

Note 8: Property and Equipment, Net

Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2013	December 31, 2012
Furniture, fixtures and equipment	$15,955	$7,605
Computer equipment and software	79,765	33,189
Telecommunications equipment	3,589	6,033
Leasehold improvements	15,145	6,692
Other	1,086	—

	115,540	53,519
Less: accumulated depreciation and amortization	(59,757)	(30,296)

	$55,783	$23,223

Depreciation and amortization expense for continuing operations was $12.7 million, $5.8 million, and $4.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 9: Other Assets

Other assets consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Service fee receivables	$29,931	$—
Debt issuance costs, net of amortization	28,066	14,397
Identifiable intangible assets, net	23,549	487
Prepaid expenses	23,487	6,399
Deferred tax assets	13,974	—
Other financial receivables	7,962	—
Interest receivable	7,956	4,042
Prepaid income taxes	5,009	—
Recoverable legal fees	3,049	1,521
Security deposits	2,500	1,696
Other	9,300	2,993

	$154,783	$31,535

Note 10: Debt

The Company is obligated under borrowings as follows (in thousands):

	December 31, 2013	December 31, 2012
Encore revolving credit facility	$356,000	$258,000
Encore term loan facility	140,625	148,125
Encore senior secured notes	58,750	72,500
Encore convertible notes	287,500	115,000
Less: Debt discount	(42,240)	(14,442)
Propel facility	152,292	117,601
Propel Wells Fargo facility	18,338	—
Cabot senior secured notes	603,272	—
Add: Debt premium	43,583	—
Preferred equity certificates	199,821	—
Capital lease obligations	12,219	9,252
Other	20,271	—

	$1,850,431	$706,036

Encore Revolving Credit Facility and Term Loan Facility

On February 25, 2014, Encore amended its revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement, (the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that would allow the Company to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the restated Credit Facility is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively.

The Restated Credit Agreement includes a basket to allow for investments in unrestricted subsidiaries of $200.0 million and a subordinated or unsecured debt basket of $450.0 million, among other provisions.

Provisions of the Restated Credit Agreement include, but are not limited to:

•

A revolving loan of $692.6 million, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 250 to 300 basis points; or (2) Alternate Base Rate, plus a spread that ranges from, depending on the Company’s cash flow leverage ratio, 150 to 200 basis points. “Alternate Base Rate,” as defined in the agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, as in effect from time to time, (ii) the federal funds effective rate from time to time, plus 0.5% per annum and (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum;

•

An $87.5 million five-year term loan, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $4.4 million in 2014, $4.4 million in 2015, $6.6 million in 2016, $8.8 million in 2017, and $8.8 million in 2018 with the remaining principal due at the end of the term;

•

A $60.0 million term loan maturing on February 25, 2017, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 100 to 150 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $3.0 million in 2014, $3.0 million in 2015, and $4.5 million in 2016 with the remaining principal due at the end of the term;

•

A $6.3 million term loan maturing on November 3, 2017, interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $0.4 million in 2014, $0.5 million in 2015, $0.6 million in 2016 and $0.5 million in 2017 with the remaining principal due at the end of the term;

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

•	The allowance of additional unsecured or subordinated indebtedness not to exceed $450.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $50.0 million of Encore’s common stock after February 25, 2014, subject to compliance with certain covenants and available borrowing capacity;

•

A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK LLP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	An acquisition limit of $75.0 million per acquisition and $225.0 million in the aggregate for acquisitions after February 25, 2014;

•	An annual foreign portfolio investment basket of $150.0 million; and

•	Collateralization by all assets of the Company, other than the assets of the Propel entities or any foreign or unrestricted subsidiaries.

At December 31, 2013, the outstanding balance under the Restated Credit Agreement was $496.6 million, which bore a weighted average interest rate of 3.11% and 4.06% for the year ended December 31, 2013 and 2012, respectively.

Encore Senior Secured Notes

In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal amortization payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal amortization payments of $2.5 million. Prior to December 2012 these notes required quarterly interest payments only. As of December 31, 2013, $58.8 million is outstanding under these obligations.

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

Encore Convertible Senior Notes

2017 Convertible Senior Notes

On November 27, 2012, Encore sold $100.0 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 in a private placement transaction. On December 6, 2012, the initial purchasers exercised, in full, their option to purchase an additional $15.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $115.0 million of the convertible senior notes outstanding (collectively, the “2017 Convertible Notes”). Interest on the 2017 Convertible Notes is payable semi-annually, in arrears, on May 27 and November 27 of each year, beginning on May 27, 2013. The 2017 Convertible Notes are the Company’s general unsecured obligations. The 2017 Convertible Notes will be convertible into cash up to the aggregate principal amount of the 2017 Convertible Notes to be converted and the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2017 Convertible Notes being converted. The 2017 Convertible Notes will be convertible at an initial conversion rate of 31.6832 shares of the Company’s common stock per $1,000 principal amount of 2017 Convertible Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $31.56 per share of the Company’s common stock. As of December 31, 2013, none of the conditions allowing holders of the 2017 Convertible Notes to convert their notes had occurred. However, starting on January 2, 2014, the 2017 Convertible Notes became convertible.

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

The Company determined that the fair value of the 2017 Convertible Notes was approximately $100.3 million, and designated the residual value of approximately $14.7 million as the equity component. Additionally, the Company allocated approximately $3.3 million of the $3.8 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.5 million as equity issuance cost.

In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the 2017 Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $31.56. The average share price of the Company’s common stock for the year ended December 31, 2013 exceeded $31.56. The dilutive effect from the 2017 Convertible Notes was approximately 0.6 million shares for the year ended December 31, 2013. See Note 1, “Ownership, Description of Business and Summary of Significant Accounting Policies—Earnings Per Share” for additional information.

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

The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution and/or offset the potential cash payments the Company is required to make in excess of the principal amount upon conversion of the 2017 Convertible Notes in the event that the market price per share of the Company’s common stock, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the conversion price of the 2017 Convertible Notes and is subject to anti-dilution adjustments. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless the Company elects, subject to certain conditions, to settle the Warrant Transactions in cash. The strike price of the Warrant Transactions was initially $44.19 per share of the Company’s common stock and was subject to certain adjustments under the terms of the Warrant Transactions. Taken together, the Convertible Note Hedge Transactions and the Warrant Transactions had the effect of increasing the effective conversion price of the 2017 Convertible Notes to $44.19 per share. The average share price of the Company’s common stock for the year ended December 31, 2013 did not exceed $44.19.

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

On December 16, 2013, the Company entered into amendments to the warrants to increase the strike price from $44.19 to $60.00. All other terms and settlement provisions of the warrants remained unchanged. Warrants representing approximately 358,000 shares of common stock were modified as of December 31, 2013. The remaining 3.2 million shares represented by the warrants were modified between January 1, 2014 and February 6, 2014. The Company paid the holders of the warrants approximately $7.66 per warrant, or approximately $27.9 million in total in consideration for amending the warrants. In accordance with authoritative guidance, the Company recorded the payment as a reduction of shareholders’ equity in the consolidated statements of financial condition because, prior to being amended, the warrants were classified in permanent equity. The amended warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under the authoritative guidance, the amended warrants have also been recorded in shareholders’ equity in the consolidated statements of financial condition. The costs for the warrant restrike completed in 2013 and 2014 were approximately $2.7 million and $25.2 million, respectively.

2020 Convertible Senior Notes

On June 24, 2013, Encore sold $150.0 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 in a private placement transaction. On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million of the convertible senior notes, which resulted in an aggregate principal amount of $172.5 million of the convertible senior notes outstanding (collectively, the “2020 Convertible Notes”). The 2020 Convertible Notes are general unsecured obligations of the Company. Interest on the 2020 Convertible Notes is payable semi-annually, in arrears, on January 1 and July 1 of each year, beginning on January 1, 2014. Prior to January 1, 2020, the 2020 Convertible Notes will be convertible only during specified periods, if certain conditions are met. On or after January 1, 2020, the 2020 Convertible Notes will be convertible regardless of these conditions. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion rate for the 2020 Convertible Notes is 21.8718 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $45.72 per share of common stock. As of December 31, 2013, none of the conditions allowing holders of the 2020 Convertible Notes to convert their notes had occurred.

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

The balances of the liability and equity components of all of the convertible notes outstanding were as follows (in thousands):

	December 31, 2013	December 31, 2012
Liability component—principal amount	$287,500	$115,000
Unamortized debt discount	(42,240)	(14,442)

Liability component—net carrying amount	$245,260	$100,558

Equity component	$46,954	$14,702

The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates, which are 6.0 % and 6.35% for the 2017 and 2020 Convertible Notes, respectively.

Interest expense related to the convertible notes was as follows (in thousands):

	December 31, 2013	December 31, 2012
Interest expense—stated coupon rate	$6,108	$307
Interest expense—amortization of debt discount	4,492	260

Total interest expense—convertible notes	$10,600	$567

Propel Facility

Propel has a $160.0 million syndicated loan facility (the “Propel Facility”).

The Propel Facility expires in May 2015 and includes the following key provisions:

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

The Propel Facility is primarily collateralized by the Tax Liens in Texas and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.

On December 27, 2013, Propel exercised the existing accordion feature, increasing the Propel Facility from $160.0 million to $200.0 million. At December 31, 2013, the outstanding balance on the Propel Facility was $152.3 million, which bore a weighted average interest rate of 3.19% and 3.37% for the year ended December 31, 2013 and 2012, respectively.

Propel Wells Fargo Facility

On May 9, 2013, the Company, through subsidiaries of Propel, entered into a $100.0 million revolving credit facility with Wells Fargo Bank N.A. (the “Propel Wells Fargo Facility”). The Propel Wells Fargo Facility is used to purchase tax liens directly from taxing authorities in various other states.

The Propel Wells Fargo Facility expires in May 2017 and includes the following key provisions:

•

During the first two years of the four-year term, the committed amount can be drawn on a revolving basis. During the following two years, no additional draws are permitted, and all proceeds from the tax liens are used to repay any amounts outstanding under the facility. After the four-year period ends, if any amounts are still outstanding, an alternate interest rate applies until all amounts owed are repaid;

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

•	Proceeds from the tax liens are applied to pay interest, principal and other obligations incurred in connection with the Propel Wells Fargo Facility on a monthly basis as defined in the agreement;

•

Special purpose entity covenants designed to protect the bankruptcy-remoteness of the borrowers and additional restrictions and covenants, which limit, among other things, the payment of certain dividends, the occurrence of additional indebtedness and liens and use of the collections proceeds from the certain Tax Liens; and

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel Wells Fargo Facility and declare all amounts outstanding to be immediately due and payable.

The Propel Wells Fargo Facility is collateralized by the Tax Liens acquired under the Propel Wells Fargo Facility. At December 31, 2013, the outstanding balance on the Propel Wells Fargo Facility was $18.3 million and, for the year ended December 31, 2013, bore a weighted average interest rate of 3.64%.

Cabot Senior Secured Notes

On September 20, 2012, Cabot Financial (Luxembourg) S.A. (“Cabot Financial”), an indirect subsidiary of Janus Holdings, issued £265.0 million (approximately $438.4 million) in aggregate principal amount of 10.375% Senior Secured Notes due 2019 (the “Cabot 2019 Notes”). Interest on the Cabot 2019 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year.

On August 2, 2013, Cabot Financial issued £100 million (approximately $151.7 million) in aggregate principal amount of 8.375% Senior Secured Notes due 2020 (the “Cabot 2020 Notes” and, together with the Cabot 2019 Notes, the “Cabot Notes”). Interest on the Cabot 2020 Notes is payable semi-annually, in arrears, on February 1 and August 1 of each year, beginning on February 1, 2014. The total debt issuance cost associated with the Cabot 2020 Notes was approximately $4.9 million.

Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75.0 million (approximately $113.8 million) was used to repay all amounts outstanding under the senior credit facilities of Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary of Janus Holdings, £25.0 million (approximately

$37.9 million) was used to partially repay a portion of the J Bridge PECs (as anticipated in the Purchase Agreement discussed in Note 3, “Business Combinations”) to J.C. Flowers.

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

Interest expense related to the Cabot Notes was as follows (in thousands):

Year Ended December 31, 2013
Interest expense—stated coupon rate	$27,496
Interest income—appreciation of debt premium	(2,826)

Total interest expense—Cabot Notes	$24,670

Cabot Senior Revolving Credit Facility

On September 20, 2012, Cabot Financial UK entered into an agreement for a senior committed revolving credit facility of £50.0 million (approximately $82.7 million) (the “Cabot Credit Agreement”). This agreement was amended and restated on June 28, 2013 to increase the size of the revolving credit facility to £85.0 million (approximately $140.6 million) (the “Cabot Credit Facility”).

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

At December 31, 2013, there were no outstanding borrowings under the Cabot Credit Facility.

On February 7, 2014, Cabot Financial UK acquired all of the equity interest of Marlin, a leading acquirer of non-performing consumer debt in the United Kingdom, for an aggregate purchase price of approximately £295.0 million (approximately $481.0 million). The Acquisition was financed with £75.0 million (approximately $122.3 million) in borrowings under the Cabot Credit Facility and under new senior secured bridge facilities. Refer to Note 18, “Subsequent Events” for additional details related to the acquisition of Marlin and the new senior secured bridge facilities.

Preferred Equity Certificates

As discussed in Note 3, “Business Combinations,” on July 1, 2013, the Company, through Encore Europe, completed the Cabot Acquisition by acquiring E Bridge PECs, E PECs, and E Shares that represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities constitute J Bridge PECs, J PECs, and J shares owned by J.C. Flowers. All of the PECs accrue interest at 12% per annum. In accordance with authoritative guidance related to debt and equity securities, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt. As noted above, the J Bridge PECs, J PECs and Management PECs are included in debt in the Company’s accompanying consolidated statements of financial condition. However, as these liabilities are held by the noncontrolling interest holders and do not require the payment of cash interest expense, they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.

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

As of December 31, 2013, the outstanding balance of the PECs and their accrued interests was approximately $199.8 million.

Capital Lease Obligations

The Company has capital lease obligations primarily for computer equipment. As of December 31, 2013, the Company’s combined obligations for these equipment leases were approximately $13.0 million. These lease obligations require monthly or quarterly payments through 2018 and have implicit interest rates that range from zero to approximately 13.3%.

Maturity Schedule

The aggregate amounts of the Company’s debt, including PECs, accrued interests on PECs, and capital lease obligations, maturing in each of the next five years and thereafter are as follows:

In thousands
2014	$40,989
2015	226,906
2016	28,459
2017	573,622
2018	2,655
Thereafter	976,458

Total(1)	$1,849,089

(1)

On February 25, 2014, the Company amended its Credit Facility. The restated Credit Facility has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of

$60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. The maturity schedule in the table above does not reflect the amended maturity schedule for the restated Credit Facility.

Note 11: Variable Interest Entity

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

The Company does not intend to provide financial support to Janus Holdings. The Company did not apply push down accounting to Janus Holdings as a result of the business combination.

The Company’s consolidated assets as of December 31, 2013 included assets from Janus Holdings that can only be used to settle obligations of Janus Holdings. The Company’s consolidated liabilities as of December 31, 2013, included liabilities of Janus Holdings, whose creditors have no recourse to the Company. The following table presents Janus Holdings’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated statement of financial condition as of December 31, 2013 (in thousands):

December 31, 2013
Assets
Cash and cash equivalents	$62,403
Investment in receivable portfolios, net	620,312
Property and equipment, net	13,755
Other assets	33,772
Goodwill	376,296

Total assets	$1,106,538

Liabilities
Accounts payable and accrued liabilities	$47,219
Debt	846,676
Other liabilities	1,897

Total liabilities	$895,792

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

In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2013, 2012, and 2011 was $12.6 million, $8.8 million, and $7.7 million, respectively.

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

The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted during the year ended December 31, 2013):

	Year Ended December 31,
	2012	2011
Weighted average fair value of options granted	$11.77	$13.26
Risk free interest rate	0.9%	2.0%
Dividend yield	0.0%	0.0%
Volatility factors of the expected market price of the Company’s common stock	63.0%	61.0%
Weighted-average expected life of options	5 Years	5 Years

Unrecognized compensation cost related to stock options as of December 31, 2013, was $0.7 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was approximately 1.0 years.

A summary of the Company’s stock option activity as of December 31, 2013, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,948,259	$2.89 –$24.65	$15.38
Cancelled/forfeited	(61,332)	22.17 –24.65	23.03
Exercised	(753,755)	2.89 –24.65	15.56

Outstanding at December 31, 2013	1,133,172	$2.89 –$24.65	$14.84	$40,138

Exercisable at December 31, 2013	987,843	$2.89 –$24.65	$13.71	$36,103

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $16.9 million, $9.1 million, and $10.5 million, respectively. As of December 31, 2013, the weighted-average remaining contractual life of options outstanding and options exercisable was 5.6 years and 5.2 years, respectively.

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

A summary of the status of the Company’s restricted stock units and restricted stock awards as of December 31, 2013, and changes during the year then ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	744,016	$23.51
Awarded	645,266	$35.03
Vested	(336,772)	$22.85
Cancelled/forfeited	(66,775)	$26.39

Non-vested at December 31, 2013	985,735	$31.07

Unrecognized compensation cost related to non-vested shares as of December 31, 2013, was $16.2 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.2 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2013, 2012, and 2011 was $11.5 million, $7.0 million, and $7.1 million, respectively.

Note 13: Income Taxes

During the year ended December 31, 2013, the Company recorded an income tax provision of $45.4 million, reflecting an effective rate of 37.6% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2013, primarily consisted of a provision for federal income taxes of 33.0% (which is net of a benefit for state taxes of 2.0%), a provision for state taxes of 5.8% and a net benefit of 1.2%, due to permanent book versus tax differences. During the year ended December 31, 2012, the Company recorded an income tax provision of $51.8 million, reflecting an effective rate of 39.7% of pretax income from continuing operations. The effective tax rate for the year ended December 31, 2012, primarily consisted of a provision for federal income taxes of 32.7% (which is net of a benefit for state taxes of 2.3%), a provision for state taxes of 6.6% and a net provision of 0.4%, due to permanent book versus tax differences, and international rate differentials.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2013	2012
Federal provision	35.0%	35.0%
State provision	5.8%	6.6%
State benefit	(2.0%)	(2.3%)
Changes in state apportionment(1)	(0.2%)	0.0%
Tax reserves(2)	0.0%	0.1%
International provision(3)	(2.2%)	(0.4%)
Permanent items(4)	2.4%	0.5%
Other	(1.2%)	0.2%

Effective rate	37.6%	39.7%

(1)	Represents changes in state apportionment methodologies.
(2)	Represents reserves taken for certain tax position adopted by the Company.
(3)	Relates primarily to the lower tax rate on the income attributable to international operations.
(4)	Represents a provision for nondeductible items.

The pretax income consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$105,009	$122,423	$92,759
Foreign	15,859	7,902	5,910

	$120,868	$130,325	$98,669

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current expense:
Federal	$50,304	$48,025	$30,822
State	7,196	9,537	6,647
Foreign	4,052	2,765	2,407

	61,552	60,327	39,876
Deferred (benefit) expense:
Federal	(13,134)	(6,801)	(814)
State	(2,369)	(1,301)	90
Foreign	(661)	(471)	(1,076)

	(16,164)	(8,573)	(1,800)

	$45,388	$51,754	$38,076

The components of deferred tax assets and liabilities consisted of the following for the years presented (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
State taxes	$2,758	$1,408
Stock-based compensation expense	7,250	8,888
Accrued expenses	5,015	2,957
Non-qualified plan	97	(136)
Deferred revenue	38,529	—
Cash flow hedge instruments	1,588	1,037
State and international operating losses	6,490	51
Fixed asset basis—International	86	(26)
Capitalized legal fees—International	1,609	—
Cumulative translation adjustment	1,509	—
Tax benefit of uncertain tax positions	4,237	—
Valuation allowance	(3,595)	(13)

	65,573	14,166

Deferred tax liabilities:
Deferred court costs	(15,445)	(15,013)
Difference in basis of amortizable assets	(12,200)	(7,898)
Difference in basis of depreciable assets	(6,834)	(4,134)
Differences in income recognition related to receivable portfolios	(20,773)	5,723
Deferred debt cancellation income	(1,222)	(1,222)
Other	(2,289)	142

	(58,763)	(22,402)

Net deferred tax asset (liability)	$6,810	$(8,236)

The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35% per annum were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Computed “expected” Federal income tax expense	$42,304	$45,614	$34,534
Increase (decrease) in income taxes resulting from:
State income taxes, net	3,138	5,551	4,200
Foreign non-taxed income, rate differential	(2,647)	(481)	(772)
Other adjustments, net	2,593	1,070	114

	$45,388	$51,754	$38,076

The Company has not provided for the United States income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiary operating outside of the United States. Undistributed earnings of the subsidiary for the year ended December 31, 2013, were approximately $5.6 million. Such undistributed earnings are considered permanently reinvested. If the earnings were to be distributed, it is estimated that taxes in the amount of approximately $2.2 million, before utilization of any foreign tax credits, would need to be reflected in the financial statements.

The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the year ended December 31, 2013 was immaterial.

A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2012	$1,784
Current year deletions relating to prior years	(712)
Current year additions relating to prior years—acquisitions	70,201

Balance at December 31, 2013	$71,273

As of December 31, 2013, the Company had a gross unrecognized tax benefit of $83.0 million primarily related to an uncertain tax position resulting from the AACC Merger due to AACC’s tax revenue recognition policy. This uncertain tax position, if recognized, would result in a net tax benefit of $13.5 million and would have a positive effect on the Company’s effective tax rate. During the year ended December 31, 2013, there was an increase in the gross unrecognized tax benefit of $79.4 million primarily as a result of the AACC Merger as discussed in Note 3, “Business Combinations.”

During 2013, the Company accrued interest of $1.4 million related to prior years’ uncertain tax positions. In total as of December 31, 2013, the Company recorded a liability for potential interest of $11.7 million. The interest accrual is recorded as part of the provision for income taxes.

The Company believes that it is reasonably possible that its $83.0 million gross unrecognized tax benefits will decrease within the next 12 months. The majority of the gross unrecognized tax benefits relate to uncertain tax positions associated with the acquisition of AACC. The event that may significantly reduce the unrecognized tax benefits is the completion of a federal tax audit of AACC. The unrecognized tax benefits are included in other liabilities on the Company’s consolidated statements of financial condition.

The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years remain subject to examination by federal taxing authorities for Encore while tax years from 2008 forward remain open to adjustment for AACC. The 2008 through 2013 tax years generally remain subject to examination by state tax authorities, and the 2011 through 2013 tax years remain subject to examination by foreign tax authorities.

The Company’s UK subsidiary has a net operating loss carry forward in the amount of approximately $30.4 million, which can be carried forward indefinitely.

Note 14: Commitments and Contingencies

Litigation

The Company is involved in disputes, legal actions, regulatory investigations, inquiries, and other actions from time to time in the ordinary course of business. The Company, along with others in its industry, are routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”), comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions and/or has acted improperly in connection with its efforts to contact consumers. Such litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, sanctions, or injunctive relief. Many continue on for some length of time and involve substantial litigation, effort, and negotiation before a result is achieved, and during the process the Company often cannot determine the substance or timing of any eventual outcome.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of the Company’s subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The plaintiff sought actual and statutory damages for the class of Ohio residents, plus attorney’s fees and costs of class notice and class administration. The dollar amount of damages originally sought in the case was an unspecified amount in excess of $25,000. On August 12, 2011, the court issued an order granting final approval to the parties agreed upon settlement of this lawsuit, as well as two other pending lawsuits in the Northern District of Ohio entitled Franklin v. Midland Funding LLC and Vassalle v. Midland Funding LLC, on a national class basis, and dismissed the cases against the Midland Defendants with prejudice. That order was subsequently appealed by certain objectors to the settlement, and on February 26, 2013, the Court of Appeals for the Sixth Circuit reversed the district court’s order approving the settlement, vacated the judgment certifying a nationwide settlement class, and remanded the case back to the Northern District of Ohio for further proceedings consistent with the Sixth Circuit’s ruling. By agreement dated November 8, 2013, the parties entered into a revised agreement to settle the lawsuits on a national class basis, subject to obtaining court approval after notice to the class. The Company has vigorously denied the claims asserted against it in these matters, but has agreed to the proposed settlement to avoid the burden and expense of continued litigation. Subject to court approval, settlement awards to eligible class members, as well as fees and costs, will be paid from a settlement fund of approximately $5.2 million, which has already been paid by the Company and its insurer in connection with the previous proposed settlement. If the number of class members who make claims exceeds a certain level, the total settlement could increase to an amount not to exceed $5.7 million. On November 27, 2013, the district court issued an order granting preliminary approval of the parties’ revised agreed upon settlement of this lawsuit, and will hold a hearing on the fairness and reasonableness of the agreement and whether final approval should be given to it on May 15, 2014.

On November 2, 2010 and December 17, 2010, two national class actions entitled Robinson v. Midland Funding LLC and Tovar v. Midland Credit Management, respectively, were filed in the United States District Court for the Southern District of California. The complaints allege that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On May 10, 2011 and May 11, 2011 two class actions entitled Scardina v. Midland Credit Management, Inc., Midland Funding LLC and Encore Capital Group, Inc. and Martin v. Midland Funding, LLC, respectively, were filed in the United States District Court for the Northern District of Illinois. The complaints allege on behalf of a putative class of Illinois consumers that certain of the Company’s subsidiaries violated the TCPA by calling consumers’ cellular phones without their prior express consent. The complaints seek monetary damages under the TCPA, injunctive relief, and other relief, including attorney fees. On July 28, 2011, the Company filed a motion to transfer the Scardina and Martin cases to the United States District Court for the Southern District of California to be consolidated with the Tovar and Robinson cases. On October 11, 2011, the United States Judicial Panel on Multidistrict Litigation granted the Company’s motion to transfer. All four of these cases are now pending in the United States District Court for the Southern District of California in a multidistrict litigation titled In re Midland Credit Management Inc. Telephone Consumer Protection Act Litigation. The lead plaintiffs filed an amended consolidated complaint on July 11, 2012. On October 17, 2012, a national class action titled Hartman v. Midland Credit Management, Inc. was filed in the Middle District of Florida. The complaint in Hartman alleged that the Company’s subsidiary violated the TCPA by calling consumers’ cellular phones without their prior express consent. On November 20, 2012, the Hartman case was transferred to the Southern District of California to be consolidated with the multidistrict litigation. There have been, and may continue to be from time to time, similar claims filed against the Company alleging violations of the TCPA.

On March 8, 2013, March 19, 2013 and March 20, 2013, three actions entitled Shell v. Asset Acceptance Capital Corp., et. al., Neumann v. Asset Acceptance Capital Corp., et. al., and Jaluka v. Asset Acceptance Capital Corp. et. al., respectively, were filed in the Macomb County Circuit Court of the State of Michigan. On April 19, 2013, a fourth action entitled Dix v. Asset Acceptance Capital Corp. et al was filed in the Court of Chancery of the State of Delaware. These actions were brought by purported stockholders of AACC against the Company, AACC, and certain other named entities and individuals, and allege, among other things, that the Company has aided and abetted AACC’s directors in breaching their fiduciary duties of care, loyalty and candor or disclosure owed to AACC stockholders. Plaintiffs in the actions sought, among other things, injunctive relief prohibiting consummation of the proposed acquisition, or rescission of the proposed acquisition (in the event the transaction has already been consummated), as well as costs and disbursements, including reasonable attorneys’ and experts’ fees, and other equitable or injunctive relief as the court may deem just and proper. The plaintiffs did not specify the dollar amount of damages sought in each action. On June 2, 2013, AACC entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs in the Michigan actions and Delaware action that sets forth the parties’ agreement in principle for settlement. As explained in the MOU, without admitting any wrongdoing, AACC agreed to make certain additional disclosures related to the proposed merger, and to enter into a stipulation of settlement providing for the certification of a class, for settlement purposes only, that includes certain persons or entities who held shares of AACC common stock and the release of all asserted claims. On September 16, 2013, AACC entered into a stipulation of settlement which sets forth the terms of the MOU. On December 16, 2013, the Michigan court issued an order granting final approval to the parties agreed upon settlement of the lawsuits, awarded the attorneys for the class members attorneys’ fees and costs in the amount of $550,000, and dismissed the Michigan actions with prejudice. On January 17, 2014, as a result of approval of the settlement by the Michigan court, the Delaware action was also dismissed with prejudice.

In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and revises its estimates when additional information becomes available. As of December 31, 2013, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.

Leases

The Company leases office facilities in the United States, India, United Kingdom, Ireland, Costa Rica, Colombia, and Peru. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $12.0 million, $6.9 million, and $5.8 million during the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has capital lease obligations primarily for certain computer equipment. Refer to Note 10 “Debt—Capital Lease Obligations” for additional information on the Company’s capital leases. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments under lease obligations consist of the following for the years ending December 31 (in thousands):

	Capital Leases	Operating Leases	Total
2014	$5,903	$17,582	$23,485
2015	4,242	15,824	20,066
2016	2,262	12,624	14,886
2017	519	10,861	11,380
2018	110	8,115	8,225
Thereafter	—	20,540	20,540

Total minimal leases payments	13,036	$85,546	$98,582

Less: Interest	(817)

Present value of minimal lease payments	$12,219

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2013, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $770.1 million for a purchase price of approximately $93.5 million. The Company has no purchase commitments extending past one year.

Guarantees

Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2013, has no liabilities recorded for these agreements.

Note 15: Segment Information

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

	Year Ended December 31,
	2013	2012	2011
Revenues:
Portfolio purchasing and recovery	$756,277	$545,419	$448,746
Tax lien business	17,087	11,358	—

	$773,364	$556,777	$448,746

Operating income:
Portfolio purchasing and recovery	$219,510	$164,038	$131,970
Tax lien business	5,045	5,677	—

	224,555	169,715	131,970
Depreciation and amortization	(13,547)	(5,840)	(4,081)
Stock-based compensation	(12,649)	(8,794)	(7,709)
Other expense	(77,491)	(24,756)	(21,511)

Income from continuing operations before income taxes	$120,868	$130,325	$98,669

Additionally, assets are allocated to operating segments for management review. As of December 31, 2013, total segment assets were $2.4 billion and $253.4 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.

The following presents information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues(1) :
United States	$677,873	$556,777	$448,746
United Kingdom	95,491	—	—

	$773,364	$556,777	$448,746

(1)	Revenues are attributed to countries based on location of customer.

Note 16: Goodwill and Identifiable Intangible Assets

In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2012	$6,047	$49,399	$55,446
Goodwill acquired	429,621	3,887	433,508
Goodwill adjustment	(5,121)	(4,009)	(9,130)
Effect of foreign currency translation	24,389	—	24,389

Balance, December 31, 2013	$454,936	$49,277	$504,213

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,975	$(75)	$1,901	$—	$—	$—
Developed technologies	4,909	(468)	4,441	—	—	—
Trade name and other	15,631	(386)	15,245	570	(83)	487
Other intangibles—indefinite lived	1,962	—	1,962	—	—	—

Total intangible assets	$24,477	$(929)	$23,549	$570	$(83)	$487

The weighted-average useful lives of intangible assets at the time of acquisition are as follows:

Weighted-Average Useful Lives
Customer relationships	9
Developed technologies	5
Trade name and other	13

The amortization expense for intangible assets that are subject to amortization was $0.8 million, less than $0.1 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Estimated future amortization expense related to finite-lived intangible assets at December 31, 2013 is as follows: (in thousands):

In thousands
2014	$2,877
2015	2,809
2016	2,619
2017	2,482
2018	1,741
Thereafter	9,059

Total	$21,587

Note 17: Quarterly Information (Unaudited)

The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2013
Gross collections	$270,170	$278,388	$379,670	$351,278
Revenues	144,586	156,121	235,558	237,099
Total operating expenses	105,872	126,238	174,429	168,466
Income from continuing operations	19,448	11,012	21,372	23,648
Net income	19,448	11,012	21,064	22,216
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	19,448	11,012	22,194	24,385
Net income	19,448	11,012	21,886	22,953
Earnings per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$0.83	$0.46	$0.87	$0.95
Diluted	0.80	0.44	0.82	0.87
From net income:
Basic	$0.83	$0.46	$0.86	$0.90
Diluted	0.80	0.44	0.81	0.82
2012
Gross collections	$231,028	$240,560	$245,977	$230,490
Revenues	126,410	141,246	145,218	143,903
Total operating expenses	91,394	102,809	103,621	103,872
Income from continuing operations	18,108	18,988	21,308	20,167
Net income	11,406	16,596	21,308	20,167
Earnings per share:
From continuing operations:
Basic	$0.73	$0.76	$0.85	$0.82
Diluted	0.70	0.74	0.82	0.79
From net income:
Basic	$0.46	$0.67	$0.85	$0.82
Diluted	0.44	0.64	0.82	0.79

Note 18: Subsequent Events

Marlin Acquisition

On February 7, 2014, Cabot, through its subsidiary Cabot Financial Holdings Group Limited (“Cabot Financial Holdings”), entered into a Share Sale and Purchase Agreement (the “Marlin Purchase Agreement”), pursuant to which Cabot acquired (a) the entire issued share capital of Marlin Financial Group Limited, a company organized under the laws of England (“Marlin”) and (b) certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited, a company organized under the laws of England, which is a direct wholly owned subsidiary of Marlin (the “Marlin Acquisition”), from funds managed by Duke Street and certain individuals, including certain executive management of Marlin (collectively, the “Sellers”).

Pursuant to the terms and conditions of the Marlin Purchase Agreement and certain ancillary agreements, Cabot Financial Holdings purchased from the Sellers all of the issued and outstanding equity securities of Marlin and certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited and assumed substantially all of the outstanding debt of Marlin Intermediate Holdings plc, a subsidiary of Marlin, for an aggregate purchase price of approximately £295.0 million (approximately $481.0 million).

Senior Secured Bridge Facilities

The Marlin Acquisition was financed with borrowings under the existing revolving credit facility of Cabot Financial (UK) Limited (the “Revolving Credit Facility”), a subsidiary of Cabot Financial Holdings, and under new senior secured bridge facilities (the “Senior Secured Bridge Facilities”) provided by J.P. Morgan Limited, Deutsche Bank AG, London Branch, Lloyds Bank plc, The Royal Bank of Scotland plc and UBS Limited entered into on February 7, 2014 pursuant to a Senior Secured Bridge Facilities Agreement.

The Senior Secured Bridge Facilities Agreement provides for (a) a senior secured bridge facility in an aggregate principal amount of up to £105.0 million (“Bridge Facility A”) and (b) a senior secured bridge facility in an aggregate principal amount of up to £151.5 million (“Bridge Facility B,” and together with Bridge Facility A, the “Bridge Facilities”). The purpose of Bridge Facility A is to provide funding for the financing, in full or in part, of the purchase price for the Marlin Acquisition and the payment of costs, fees and expenses in connection with the Marlin Acquisition, and was fully drawn on as of the closing of the Marlin Acquisition. The purpose of Bridge Facility B is to finance, in full or in part, the repurchase of any bonds tendered in any change of control offer required to be made to the holders of the £150 million 10.5% Senior Secured Notes due 2020 issued by Marlin Intermediate Holdings plc (the “Marlin Bonds”) and the premium payable thereon. Bridge Facility B was intended to be utilized only to the extent that any holders of the Marlin Bonds elect to tender their Marlin Bonds within a defined period. That period has expired, no Marlin Bonds were tendered and Bridge Facility B has expired without drawdown. The Senior Secured Bridge Facilities Agreement also provides for uncommitted incremental facilities in an amount of up to £80.0 million for the purposes of financing future debt portfolio acquisitions. The Senior Secured Bridge Facilities have an initial term of one year and an extended term of 6.5 years if they are not repaid during the first year of issuance.

Prior to their initial maturity date, the rate of interest payable under the Senior Secured Bridge Facilities is the aggregate, per annum, of (i) LIBOR, plus (ii) an initial spread of 6.00% per annum (such spread stepping up by 50 basis points for each three-month period that the Senior Secured Bridge Facilities remain outstanding), not to exceed total caps set forth in the Senior Secured Bridge Facilities Agreement.

The Senior Secured Bridge Facilities are subject to mandatory prepayment with equity proceeds or the proceeds of other debt financings (subject to certain exceptions), at par prior to their initial maturity date. The Senior Secured Bridge Facilities have covenants that are substantially similar to those set forth in the Revolving Credit Facility (but prior to the initial maturity date, restricting the group from certain types of debt incurrence or restricted payments). The Senior Secured Bridge Facilities are guaranteed by all of the subsidiaries of Cabot Financial Limited other than Cabot Financial Holdings and share in the collateral granted to the existing senior secured notes issued by Cabot Financial (Luxembourg) S.A. on a pari passu basis. The events of default under the Senior Secured Bridge Facilities are substantially similar to those set forth in the Revolving Credit Facility and include, among other things, payment and covenant breaches and insolvencies of Cabot Financial Holdings or significant subsidiaries.

Restated Credit Agreement

On February 25, 2014, Encore amended its Restated Credit Agreement. The Restated Credit Agreement includes a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that would allow the Company to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Facility is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. Refer to Note 10, “Debt,” for additional information related to the Restated Credit Agreement.

Acquisition of Grove Holdings

On February 22, 2014, the Company agreed to acquire approximately 68.2% of equity ownership interest in Grove Holdings (“Grove”). Grove, through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies in the United Kingdom (in particular, individual voluntary arrangements, or IVAs) and non-bank receivables in Spain. The transaction is subject to regulatory approval and is anticipated to close in the first quarter of 2014.