Form 10-Q
period 2014-03-31
ENCORE CAPITAL GROUP INC
filed 2014-05-08
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
_______________________________________________________________
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2014
Common Stock, $0.01 par value	25,707,533 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$196,389	$126,213
Investment in receivable portfolios, net	1,904,030	1,590,249
Deferred court costs, net	42,679	41,219
Receivables secured by property tax liens, net	209,455	212,814
Property and equipment, net	55,879	55,783
Other assets	181,697	154,783
Goodwill	844,567	504,213
Total assets(1)	$3,434,696	$2,685,274
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and accrued liabilities	$124,803	$137,272
Debt	2,612,133	1,850,431
Other liabilities	99,469	95,100
Total liabilities(1)	2,836,405	2,082,803
Commitments and contingencies
Redeemable noncontrolling interest	26,434	26,564
Redeemable equity component of convertible senior notes	11,176	—
Stockholders’ equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,681 shares and 25,457 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	257	255
Additional paid-in capital	132,290	171,819
Accumulated earnings	417,808	394,628
Accumulated other comprehensive gain	6,932	5,195
Total Encore Capital Group, Inc. stockholders’ equity	557,287	571,897
Noncontrolling interest	3,394	4,010
Total stockholders’ equity	560,681	575,907
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$3,434,696	$2,685,274
_______________________

(1)
The Company’s consolidated assets as of March 31, 2014 and December 31, 2013 included $1,857,406 and $1,106,538, respectively, of assets from its variable interest entity, or VIE, that can only be used to settle obligations of the VIE. These assets include cash and cash equivalents of $95,109 and $62,403 as of March 31, 2014 and December 31, 2013, respectively; investment in receivable portfolios, net, of $954,147 and $620,312 as of March 31, 2014 and December 31, 2013, respectively, deferred court costs, net of $854 and zero as of March 31, 2014 and December 31, 2013, respectively; property and equipment, net, of $15,034 and $13,755 as of March 31, 2014 and December 31, 2013, respectively; other assets of $78,812 and $33,772 as of March 31, 2014 and December 31, 2013, respectively; and goodwill of $713,450 and $376,296 as of March 31, 2014 and December 31, 2013, respectively. The Company’s consolidated liabilities as of March 31, 2014 and December 31, 2013, included $1,647,157 and $895,792, respectively, of liabilities of its VIE, whose creditors have no recourse to the Company. These liabilities include accounts payable and accrued liabilities of $53,817 and $47,219 as of March 31, 2014 and December 31, 2013, respectively; debt of $1,586,259 and $846,676 as of March 31, 2014 and December 31, 2013, respectively; and other liabilities of $7,081 and $1,897 as of March 31, 2014 and December 31, 2013, respectively. See further details of the assets and liabilities of the Company’s VIE in Note 10, “Variable Interest Entity.”

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Revenue from receivable portfolios, net	$237,568	$140,683
Other revenues	11,349	301
Net interest income	4,824	3,602
Total revenues	253,741	144,586
Operating expenses
Salaries and employee benefits	58,137	28,832
Cost of legal collections	49,825	42,258
Other operating expenses	26,423	13,265
Collection agency commissions	8,276	3,329
General and administrative expenses	36,694	16,342
Depreciation and amortization	6,117	1,846
Total operating expenses	185,472	105,872
Income from operations	68,269	38,714
Other (expense) income
Interest expense	(37,962)	(6,854)
Other income	265	159
Total other expense	(37,697)	(6,695)
Income before income taxes	30,572	32,019
Provision for income taxes	(11,742)	(12,571)
Net income	18,830	19,448
Net loss attributable to noncontrolling interest	4,350	—
Net income attributable to Encore Capital Group, Inc. stockholders	$23,180	$19,448

Earnings per share attributable to Encore Capital Group, Inc.:

Basic	$0.90	$0.83
Diluted	$0.82	$0.80

Weighted average shares outstanding:
Basic	25,749	23,446
Diluted	28,196	24,414
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$18,830	$19,448
Other comprehensive gain (loss), net of tax:
Unrealized gain on derivative instruments	1,588	620
Unrealized gain (loss) on foreign currency translation	149	(114)
Other comprehensive gain, net of tax	1,737	506
Comprehensive income	20,567	19,954
Comprehensive loss attributable to noncontrolling interest:
Net loss	4,350	—
Unrealized loss on foreign currency translation	148	—
Comprehensive loss attributable to noncontrolling interests	4,498	—
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$25,065	$19,954
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$18,830	$19,448
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,117	1,846
Other non-cash interest expense	5,254	1,517
Stock-based compensation expense	4,836	3,001
Deferred income taxes	4,767	207
Excess tax benefit from stock-based payment arrangements	(2,629)	(983)
Reversal of allowances on receivable portfolios, net	(3,230)	(1,006)
Changes in operating assets and liabilities
Deferred court costs and other assets	(15,213)	(1,671)
Prepaid income tax and income taxes payable	3,123	4,314
Accounts payable, accrued liabilities and other liabilities	(24,446)	(2,980)
Net cash (used in) provided by operating activities	(2,591)	23,693
Investing activities:
Cash paid for acquisition, net of cash acquired	(257,726)	—
Purchases of receivable portfolios, net of put-backs	(257,175)	(57,893)
Collections applied to investment in receivable portfolios, net	161,927	130,493
Originations and purchases of receivables secured by tax liens	(19,123)	(27,446)
Collections applied to receivables secured by tax liens	22,085	11,812
Purchases of property and equipment	(2,978)	(2,315)
Net cash (used in) provided by investing activities	(352,990)	54,651
Financing activities:
Payment of loan costs	(14,222)	(2,340)
Proceeds from credit facilities	457,266	33,741
Repayment of credit facilities	(447,045)	(91,800)
Proceeds from senior secured notes	288,645	—
Repayment of senior secured notes	(3,750)	(2,500)
Proceeds from issuance of convertible senior notes	161,000	—
Proceeds from issuance of preferred equity certificates	18,864	—
Repayment of preferred equity certificates	(4,537)	—
Purchases of convertible hedge instruments	(33,576)	—
Proceeds from exercise of stock options	1,214	846
Taxes paid related to net share settlement of equity awards	(5,244)	(2,872)
Excess tax benefit from stock-based payment arrangements	2,629	983
Other, net	(391)	(2,008)
Net cash provided by (used in) financing activities	420,853	(65,950)
Net increase in cash and cash equivalents	65,272	12,394
Effect of exchange rate changes on cash	4,904	—
Cash and cash equivalents, beginning of period	126,213	17,510
Cash and cash equivalents, end of period	$196,389	$29,904
Supplemental disclosures of cash flow information:
Cash paid for interest	$41,130	$5,485
Cash paid for income taxes	6,103	7,520
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$1,169	$674
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom, historically specializing in higher balance, semi-performing accounts. Cabot’s February 2014 acquisition of Marlin Financial Group Limited (“Marlin”) now also provides Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Encore’s majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists Texas and Nevada property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by the existing tax liens on the property. Propel also acquires tax liens directly from taxing authorities outside of Texas and Nevada.
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

Cabot also uses insights discovered during its purchasing process to build account collection strategies. Cabot’s proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. In recent years, Cabot has concentrated on buying portfolios that are defined as semi-performing, in which over 50% of the accounts in a portfolio have made a payment in three of the last four months immediately prior to the portfolio purchase. Cabot will try to establish contact with these consumers, in order to transfer payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardships (such as medical issues or mental incapacity), are managed outside of normal collection routines.
The remaining pool of accounts then receives further evaluation. Cabot analyzes and estimates a consumer’s perceived willingness to pay. Based on that analysis, Cabot pursues collections through letters and/or phone calls to its consumers. Where contact is made and consumers indicate a willingness to pay, a patient approach of forbearance is applied using regulatory protocols within the United Kingdom to assess affordability and ensure that plans are fair and balanced and therefore, sustainable.
Where consumers are not locatable or refuse to engage in a constructive dialogue, Cabot will pass these accounts through a litigation scorecard and rule set in order to assess suitability for legal action. Through Cabot’s newly acquired subsidiary, Marlin, a leading acquirer of non-performing consumer debt in the United Kingdom, Cabot is able to take competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables.
Colombia and Peru. Refinancia is a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals with defaulted credit records, payment plan guarantee services through merchants and loan guarantee services to financial institutions.
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
Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates in various other states (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than would be assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to future property tax payments, interest and penalties. In most cases, such Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase.
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could materially differ from those estimates.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates Variable Interest Entities (“VIE”), for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits. The Company has determined that its less than wholly-owned subsidiary Janus Holdings is a VIE, and the Company is the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. Refer to Note 10, “Variable Interest Entity,” for further details. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
On June 13, 2013, the Company completed its merger with Asset Acceptance Capital Corp. (“AACC”), on July 1, 2013, the Company completed its acquisition of Cabot and on February 7, 2014, Cabot completed the acquisition of Marlin. The condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 do not include the results of operations of AACC or the results of operations of Cabot’s parent Company, Janus Holdings, as these acquisitions were not completed until after March 31, 2013. Refer to Note 2, “Business Combinations,” for further details.
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
Note 2: Business Combinations
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
The entire goodwill of $62.9 million related to AACC is not deductible for income tax purposes. The goodwill recognized is primarily attributable to expected synergies when combining AACC with the Company.
Cabot Acquisition
On July 1, 2013, the Company, through its wholly-owned subsidiary Encore Europe Holdings S.a.r.l. (“Encore Europe”), completed its acquisition (the “Cabot Acquisition”) of 50.1% of the equity interest in Janus Holdings, the indirect holding company of United Kingdom-based Cabot from certain funds advised by J.C. Flowers & Co. LLC (“J.C. Flowers”) pursuant to a Securities Purchase Agreement (as amended, the “Purchase Agreement”). Pursuant to the terms and conditions of the Purchase Agreement, Encore Europe purchased from J.C. Flowers: (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“ Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge preferred equity certificates with a face value of £10,177,781 (approximately $15.5 million ) (the “J Bridge PECs”) (represents the amount after the partial redemption of the J Bridge PECs contemplated in the Purchase Agreement and discussed in Note 9, “Debt”), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.
Through its acquisition of Janus Holdings, the Company’s effective equity ownership of Cabot is approximately 42.9%, after reflecting the ownership of the noncontrolling interests. The E Bridge PECs and the J Bridge PECs may be redeemed at any time prior to June 18, 2014. Any E Bridge PECs and J Bridge PECs that remain unredeemed as of June 18, 2014 will be converted into E Shares and E PECs, or J Shares and J PECs, as the case may be, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition. The E Bridge PECs, E PECs, J Bridge PECs and J PECs accrue interest at 12.0% per annum.
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
In connection with the Cabot Acquisition, the Company entered into an Investors Agreement with J.C. Flowers. Pursuant to the Investors Agreement, J.C. Flowers has the right, at certain times, to offer to sell its interest in Janus Holdings to the Company. The Company would then have the right, but not the obligation, to acquire J.C. Flowers’ interest at the offered price, or allow J.C. Flowers to offer Janus Holdings for sale to others. Since J.C. Flowers could force a sale of Janus Holdings if the Company chooses not to purchase J.C. Flowers’ interest in Janus Holdings, their noncontrolling interest has been reflected as a redeemable noncontrolling interest in the accompanying condensed consolidated statements of financial condition. The remaining noncontrolling interests represent other minority owners’ share of interests in Cabot Holdings.
The amount of revenue and net income included in the Company’s condensed consolidated statement of income for the three months ended March 31, 2014 directly related to the Cabot Acquisition was $62.5 million and $2.1 million, respectively. The revenue and loss for the three months ended March 31, 2014 at Janus Holdings was $62.5 million and $6.6 million, respectively. This loss is due to the fact that Janus Holdings recognizes all interest expense related to the outstanding preferred equity certificates owed to Encore, J.C. Flowers, and management. The loss attributable to noncontrolling interests included in the Company’s condensed consolidated statement of income of $3.3 million for the three months ended March 31, 2014 represents the total loss at Janus Holdings of $6.6 million multiplied by the noncontrolling ownership interest. The difference of $8.6 million between what was included in the Company’s financial statements and what was reported by Janus Holdings, represents Encore’s share of preferred equity certificate interest income recognized at Encore Europe and the loss attributable to noncontrolling interests.
The following table summarizes the operating performance of Janus Holdings and Encore Europe (in thousands):

	Three Months Ended March 31, 2014
	Janus Holdings	Encore Europe	Encore Europe Consolidated
Total revenues	$62,520	$—	$62,520
Total operating expenses	(39,576)	—	(39,576)
Income from operations	22,944	—	22,944
Interest expense—non-PEC	(21,776)	—	(21,776)
PEC interest (expense) income	(11,042)	5,367	(5,675)
Other income	75	11	86
(Loss) income before income taxes	(9,799)	5,378	(4,421)
Provision for income taxes	2,146	—	2,146
Net (loss) income	(7,653)	5,378	(2,275)
Net loss attributable to noncontrolling interests	1,099	3,271	4,370
Net (loss) income attributable to Encore	$(6,554)	$8,649	$2,095
Marlin Acquisition
On February 7, 2014, Cabot, through its subsidiary Cabot Financial Holdings Group Limited (“Cabot Financial Holdings”), entered into a Share Sale and Purchase Agreement (the “Marlin Purchase Agreement”), pursuant to which Cabot acquired (a) the entire issued share capital of Marlin, a company organized under the laws of England, and (b) certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited, a company organized under the laws of England, which is a direct wholly-owned subsidiary of Marlin (the “Marlin Acquisition”), from funds managed by Duke Street LLP and certain individuals, including certain executive management of Marlin (collectively, the “Sellers”).

Pursuant to the terms and conditions of the Marlin Purchase Agreement and certain ancillary agreements, Cabot Financial Holdings purchased from the Sellers all of the issued and outstanding equity securities of Marlin and certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited and assumed substantially all of the outstanding debt of Marlin Intermediate Holdings plc, a subsidiary of Marlin. The purchase price consisted of £166.8 million (approximately $274.1 million) in cash consideration, of which £44.8 million (approximately $73.7 million) of the cash consideration was used to pay off Marlin’s fixed rate loan notes. In addition, Cabot assumed £150.0 million (approximately $246.5 million) of Marlin’s outstanding senior secured notes. The Marlin Acquisition was financed with borrowings under Cabot’s existing revolving credit facility and under Cabot’s new senior secured bridge facilities. Refer to Note 9 “Debt” for further details of Cabot’s revolving credit facility and senior secured bridge facilities.
The Marlin Acquisition was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the respective assets and liabilities. As of the date of this Quarterly Report on Form 10-Q, the Company is still finalizing the allocation of the purchase price. The initial purchase price allocation presented below was based on the preliminary assessment of assets acquired and liabilities assumed, which is subject to change based on the final valuation study that is expected to be completed by the fourth quarter of 2014.
The components of the preliminary purchase price allocation for the Marlin Acquisition are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$274,068
Allocation of purchase price:
Cash	$16,342
Investment in receivable portfolios	208,450
Deferred court costs	914
Property and equipment	1,508
Other assets	18,091
Liabilities assumed	(301,180)
Goodwill	329,943
Total net assets acquired	$274,068
The goodwill recognized is primarily attributable to (i) the ability to utilize Marlin’s proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables and (ii) synergies that are expected to be achieved by applying Cabot’s scoring model to Marlin’s portfolio. The entire goodwill of $329.9 million related to the Marlin Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the Marlin Acquisition were approximately $9.8 million for the three months ended March 31, 2014, and have been expensed in the accompanying condensed consolidated statements of income within general and administrative expenses.
Pro forma financial information for the Marlin Acquisition has not been included as the computation of such information is impracticable.
Other Acquisitions
In addition to the business combination transactions discussed above, the Company completed certain other acquisitions in 2013, including the acquisition of Refinancia in December 2013. On February 22, 2014, the Company agreed to acquire approximately 68.2% of the equity ownership interest in Grove Holdings (“Grove”). Grove, through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies in the United Kingdom (in particular, individual voluntary arrangements, or IVAs) and non-bank receivables in Spain. The acquisition of Grove was completed on April 1, 2014. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate.

Note 3: Earnings Per Share
Basic earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, warrants, and the dilutive effect of the convertible senior notes.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding—basic	25,749	23,446
Dilutive effect of stock-based awards	906	968
Dilutive effect of convertible senior notes	1,461	—
Dilutive effect of warrants	80	—
Weighted average common shares outstanding—diluted	28,196	24,414
No anti-dilutive employee stock options were outstanding during the three months ended March 31, 2014 or 2013.
The Company has the following convertible senior notes outstanding: $115.0 million convertible senior notes due 2017 at a conversion price equivalent to approximately $31.56 per share of the Company’s common stock (the “2017 Convertible Notes”), $172.5 million convertible senior notes due 2020 at a conversion price equivalent to approximately $45.72 per share of the Company’s common stock (the “2020 Convertible Notes”), and $161.0 million convertible senior notes due 2021 at a conversion price equivalent to approximately $59.39 per share of the Company’s common stock (the “2021 Convertible Notes”).
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. For the three months ended March 31, 2014, diluted earnings per share includes the effect of the common shares issuable upon conversion of the 2017 Convertible Notes and the 2020 Convertible Notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 9 “Debt—Encore Convertible Senior Notes,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00 and the 2020 Convertible Notes to $61.55. For the three months ended March 31, 2013, the average stock price was below the initial conversion price of the Company’s outstanding convertible senior notes and thus the impact of an assumed conversion was not applicable. On January 2, 2014, the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes were converted during the three months ended March 31, 2014.
In conjunction with the issuance of the 2017 Convertible Notes, the Company entered into privately negotiated transactions with certain counterparties and sold warrants to purchase approximately 3.6 million shares of its common stock. The warrants had an exercise price of $44.19. On December 16, 2013, the Company entered into amendments with the same counterparties to exchange the original warrants with new warrants with an exercise price of $60.00. All other terms and settlement provisions remain unchanged. The warrant restrike transaction was completed on February 6, 2014. Diluted earnings per share includes the effect of these warrants for the three months ended March 31, 2014. The effect of the warrants was anti-dilutive for the three months ended March 31, 2013. Refer to Note 9 “Debt—Encore Convertible Senior Notes—2017 Convertible Senior Notes” for further details of the warrant restrike transaction.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$641	$—	$641
Interest rate cap contracts	—	69	—	69
Liabilities
Foreign currency exchange contracts	—	(2,233)	—	(2,233)
Temporary Equity
Redeemable noncontrolling interests	—	—	(26,434)	(26,434)

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$46	$—	$46
Interest rate cap contracts	—	202	—	202
Liabilities
Foreign currency exchange contracts	—	(4,123)	—	(4,123)
Temporary Equity
Redeemable noncontrolling interests	—	—	(26,564)	(26,564)
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
Redeemable Noncontrolling Interests:
As discussed in Note 2, “Business Combinations,” some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments will not affect the calculation of earnings per share.

The components of the change in the redeemable noncontrolling interests for the period ended March 31, 2014 are presented in the following table:

Amount
Balance at December 31, 2013	$26,564
Net loss attributable to redeemable noncontrolling interests	(3,262)
Adjustment of the redeemable noncontrolling interests to fair value	3,271
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(139)
Balance at March 31, 2014	$26,434
Financial Instruments Not Required To Be Carried At Fair Value
Investment in Receivable Portfolios:
The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows generated by its proprietary forecasting models, using an estimated market participant cost to collect of approximately 50.3% and a discount rate of approximately 12.0% for United States portfolios and an estimated blended market participant cost to collect of approximately 30.2% and a blended discount rate of approximately 19.5% for Cabot and Marlin portfolios. Using this method, the fair value of investment in receivable portfolios approximates book value as of March 31, 2014 and December 31, 2013. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and United Kingdom portfolios by approximately $32.4 million and $35.7 million, respectively, as of March 31, 2014. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $1.9 billion and $1.6 billion as of March 31, 2014 and December 31, 2013, respectively.
Deferred Court Costs:
The Company capitalizes deferred court costs and provides a reserve for those costs that it believes will ultimately be uncollectible. The carrying value of net deferred court costs approximates fair value.
Receivables Secured By Property Tax Liens:
The fair value of receivables secured by property tax liens is estimated by discounting the future cash flows of the portfolio using a discount rate equivalent to the current rate at which similar portfolios would be originated. For tax liens purchased directly from taxing authorities, the fair value is estimated by discounting the expected future cash flows of the portfolio using a discount rate equivalent to the interest rate expected when acquiring these tax liens. The carrying value of receivables secured by property tax liens approximates fair value. Additionally, the carrying value of the related interest receivable also approximates fair value.
Debt:
Encore’s senior secured notes and borrowings under its revolving credit and term loan facilities are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $448.5 million, net of debt discount of $57.9 million as of March 31, 2014, and $287.5 million, net of debt discount of $42.2 million as of December 31, 2013, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices, was approximately $538.4 million and $412.4 million as of March 31, 2014 and December 31, 2013, respectively.
Cabot’s senior secured notes due 2019 are carried at the fair value determined at the time of the Cabot Acquisition, adjusted by the accretion of debt premium. Cabot’s senior secured notes due 2020 and 2021 are carried at historical cost. Marlin’s senior secured notes due 2020 are carried at the fair value determined at the time of the Marlin Acquisition, adjusted by the accretion of debt premium. The carrying value of all the above senior secured notes then outstanding for the Company was $1.2 billion, including debt premium of $80.0 million, as of March 31, 2014, and $646.9 million, including debt premium of $43.6 million, as of December 31, 2013. The fair value estimate for these senior notes, which incorporates quoted market prices, was approximately $1.3 billion and $680.7 million as of March 31, 2014 and December 31, 2013, respectively.

The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the Cabot Acquisition and at March 31, 2014, that the carrying value of these preferred equity certificates approximates fair value.
Note 5: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Most of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary also holds interest rate cap contracts with an aggregated notional amount of £125.0 million (approximately $208.4 million) that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts. The impact of the interest rate cap contracts to the Company’s consolidated financial statements for the three months ended March 31, 2014, was immaterial.
Interest Rate Swaps
As of March 31, 2014, the Company had no outstanding interest rate swap agreements. During the three months ended March 31, 2013, the Company utilized interest rate swap contracts to manage risks related to interest rate fluctuation. These derivatives were designated as cash flow hedges in accordance with authoritative accounting guidance. The hedging instruments had been highly effective since the inception of the hedge program, therefore no gains or losses were reclassified from other comprehensive income (“OCI”) into earnings as a result of hedge ineffectiveness.
Foreign Currency Exchange Contracts
The Company has operations in foreign countries, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies, including Indian rupees. To mitigate this risk, the Company enters into derivative financial instruments, principally forward contracts, which are designated as cash flow hedges, to mitigate fluctuations in the cash payments of future forecasted transactions in Indian rupees for up to 36 months. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.
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
As of March 31, 2014, the total notional amount of the forward contracts to buy Indian rupees in exchange for United States dollars was $43.2 million. As of March 31, 2014, all outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $1.2 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2014, and 2013.
The Company does not enter into derivative instruments for trading or speculative purposes.
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(2,233)	Other liabilities	$(4,123)
Foreign currency exchange contracts	Other assets	641	Other assets	46
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	69	Other assets	202

The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended			Three Months Ended			Three Months Ended
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$—	$222	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	1,885	601	Salaries and employee benefits	(356)	(49)	Other (expense) income	—	—
Foreign currency exchange contracts	187	103	General and administrative expenses	(57)	(9)	Other (expense) income	—	—
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
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool (up to 120 months for Cabot’s semi-performing pools). The Company often experiences collections beyond the 84 to 96 month collection forecast. As of March 31, 2014, the total estimated remaining collections beyond the 84 to 96 month collection forecast, which are not included in the calculation of the Company’s IRRs, were $141.7 million. The collection forecast estimates for Cabot include a 120 month collection period which is included in its estimated remaining collections and is used for calculating its IRRs.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936
Revenue recognized, net	(231,057)	(6,511)	(237,568)
Net additions on existing portfolios(1)	92,325	8,555	100,880
Additions for current purchases(1)(2)	591,205	—	591,205
Balance at March 31, 2014	$2,843,944	$10,509	$2,854,453

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2012	$984,944	$17,366	$1,002,310
Revenue recognized, net	(135,072)	(5,611)	(140,683)
Net additions on existing portfolios(1)	173,634	7,061	180,695
Additions for current purchases(1)	66,808	—	66,808
Balance at March 31, 2013	$1,090,314	$18,816	$1,109,130
________________________

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast for United States portfolios.

(2)	Includes $208.5 million of portfolios acquired in connection with the Marlin Acquisition discussed in Note 2, “Business Combinations.”
During the three months ended March 31, 2014, the Company purchased receivable portfolios with a face value of $4.3 billion for $467.6 million, or a purchase cost of 10.9% of face value. Purchases of charged-off credit card portfolios include $208.5 million of portfolios acquired in conjunction with the Marlin Acquisition. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $1.0 billion.
During the three months ended March 31, 2013, the Company purchased receivable portfolios with a face value of $1.6 billion for $58.8 million, or a purchase cost of 3.6% of face value. The estimated future collections at acquisition for all portfolios amounted to $126.6 million.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2014 and 2013, Zero Basis Revenue was approximately $3.6 million and $4.7 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios(1)	467,565	—	—	467,565
Gross collections(2)	(389,503)	(660)	(6,511)	(396,674)
Put-backs and recalls	(3,235)	(149)	—	(3,384)
Foreign currency adjustments	8,706	—	—	8,706
Revenue recognized	230,747	—	3,591	234,338
Portfolio allowance reversals, net	310	—	2,920	3,230
Balance, end of period	$1,900,177	$3,853	$—	$1,904,030
Revenue as a percentage of collections(3)	59.2%	—%	55.2%	59.1%
	Three Months Ended March 31, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios	58,771	—	—	58,771
Gross collections(2)	(264,559)	—	(5,611)	(270,170)
Put-backs and recalls	(878)	—	—	(878)
Revenue recognized	135,015	—	4,662	139,677
Portfolio allowance reversals, net	57	—	949	1,006
Balance, end of period	$801,525	$—	$—	$801,525
Revenue as a percentage of collections(3)	51.0%	—%	83.1%	51.7%
________________________

(1)	Purchases of portfolio receivables include $208.5 million acquired in connection with the Marlin Acquisition in February 2014 discussed in Note 2, “Business Combinations.”

(2)	Does not include amounts collected on behalf of others.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$93,080	$105,273
Provision for portfolio allowances	—	479
Reversal of prior allowances	(3,230)	(1,485)
Balance at end of period	$89,850	$104,267
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
Deferred Court Costs consist of the following as of the dates presented (in thousands):

	March 31, 2014	December 31, 2013
Court costs advanced	$430,598	$399,274
Court costs recovered	(160,852)	(147,166)
Court costs reserve	(227,067)	(210,889)
	$42,679	$41,219
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$(210,889)	$(149,080)
Provision for court costs	(16,178)	(13,420)
Balance at end of period	$(227,067)	$(162,500)
Note 8: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Debt issuance costs, net of amortization	$41,243	$28,066
Deferred tax assets	24,489	13,974
Prepaid expenses	24,443	23,487
Identifiable intangible assets, net	22,579	23,549
Service fee receivables	16,362	29,931
Funds held in escrow	15,155	—
Other financial receivables	8,595	7,962
Interest receivable	8,566	7,956
Prepaid income taxes	4,344	5,009
Security deposits	3,130	2,500
Recoverable legal fees	3,029	3,049
Other	9,762	9,300
	$181,697	$154,783

Note 9: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations are as follows (in thousands):

	March 31, 2014	December 31, 2013
Encore revolving credit facility	$223,000	$356,000
Encore term loan facility	151,828	140,625
Encore senior secured notes	55,000	58,750
Encore convertible notes	448,500	287,500
Less: Debt discount	(57,881)	(42,240)
Propel facilities	174,815	170,630
Cabot senior secured notes	1,150,437	603,272
Add: Debt premium	79,964	43,583
Cabot senior revolving credit facility	133,384	—
Preferred equity certificates	222,473	199,821
Capital lease obligations	11,084	12,219
Other	19,529	20,271
	$2,612,133	$1,850,431
Encore Revolving Credit Facility and Term Loan Facility
On February 25, 2014, Encore amended its revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement, (the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that would allow the Company to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Credit Facility is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively.
Provisions of the Restated Credit Agreement include, but are not limited to:

•
A revolving loan of $692.6 million, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points depending on the Company’s cash flow leverage ratio. “Alternate Base Rate,” as defined in the agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum and (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum;

•
An $87.5 million five-year term loan, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $4.4 million in 2014, $4.4 million in 2015, $6.6 million in 2016, $8.8 million in 2017, and $8.8 million in 2018 with the remaining principal due at the end of the term;

•
A $60.0 million term loan maturing on February 25, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 100 to 150 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $3.0 million in 2014, $3.0 million in 2015, and $4.5 million in 2016 with the remaining principal due at the end of the term;

•
A $6.3 million term loan maturing on November 3, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $0.4 million in 2014, $0.5 million in 2015, $0.6 million in 2016 and $0.5 million in 2017 with the remaining principal due at the end of the term;

•
A borrowing base equal to (1) the lesser of (i) 30%—35% (depending on the Company’s trailing 12-month cost per dollar collected) of all eligible non-bankruptcy estimated remaining collections, initially set at 33%, plus 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the sum of the aggregate principal amount outstanding of Encore’s Senior Secured Notes (as defined below) plus the aggregate principal amount outstanding under the term loans;

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

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	A pre-approved acquisition limit of $75.0 million per acquisition, $225.0 million in the aggregate, for acquisitions after February 25, 2014;

•	A basket to allow for investments in unrestricted subsidiaries of $200.0 million;

•	An annual foreign portfolio investment basket of $150.0 million; and

•	Collateralization by all assets of the Company, other than the assets of unrestricted subsidiaries as defined in the Restated Credit Agreement.
At March 31, 2014, the outstanding balance under the Restated Credit Agreement was $374.8 million. The weighted average interest rate was 2.89% and 3.14% for the three months ended March 31, 2014 and 2013, respectively.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of March 31, 2014, $55.0 million is outstanding under these obligations.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to, and pari passu with, Encore’s credit facility, the Senior Secured Notes are also collateralized by all of the assets of the Company other than the assets of unrestricted subsidiaries as defined in the Restated Credit Agreement. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the Senior Secured Notes were amended and restated on May 9, 2013 in connection with the Restated Credit Agreement in order to properly align certain provisions between the two agreements.

Encore Convertible Senior Notes
2017 Convertible Senior Notes
On November 27, 2012, Encore sold $100.0 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 in a private placement transaction. On December 6, 2012, the initial purchasers exercised, in full, their option to purchase an additional $15.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $115.0 million of the convertible senior notes outstanding (collectively, the “2017 Convertible Notes”). Interest on the 2017 Convertible Notes is payable semi-annually, in arrears, on May 27 and November 27 of each year, beginning on May 27, 2013. The 2017 Convertible Notes are the Company’s general unsecured obligations. In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permits the excess conversion premium to be settled in cash or shares of the Company’s common stock. The 2017 Convertible Notes are convertible at an initial conversion rate of 31.6832 shares of the Company’s common stock per $1,000 principal amount of the 2017 Convertible Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $31.56 per share of the Company’s common stock.
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
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period , thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $177.5 million as of March 31, 2014. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $11.2 million of the equity component to temporary equity as of March 31, 2014. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the three months ended March 31, 2014.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the 2017 Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $31.56. The average share price of the Company’s common stock for the three months ended March 31, 2014 exceeded $31.56. The dilutive effect from the 2017 Convertible Notes was approximately 1.3 million shares for the three months ended March 31, 2014. See Note 3, “Earnings Per Share” for additional information.
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
The Convertible Note Hedge Transactions are expected generally to reduce the potential dilution and/or offset the potential cash payments the Company is required to make in excess of the principal amount upon conversion of the 2017 Convertible Notes in the event that the market price per share of the Company’s common stock, is greater than the strike price of the Convertible Note Hedge Transactions, which initially corresponds to the conversion price of the 2017 Convertible Notes and is subject to anti-dilution adjustments. However, if the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants, there would nevertheless be dilution to the extent that such market price exceeds the strike price of the warrants, unless the Company elects, subject to certain conditions, to settle the Warrant Transactions in cash. The strike price of the Warrant Transactions was initially $44.19 per share of the Company’s common stock and was subject to certain adjustments under the terms of the Warrant Transactions. Taken together, the Convertible Note Hedge Transactions and the Warrant Transactions had the effect of increasing the effective conversion price of the 2017 Convertible Notes to $44.19 per share.
On December 16, 2013, the Company entered into amendments to the warrants to increase the strike price from $44.19 to $60.00. All other terms and settlement provisions of the warrants remained unchanged. Warrants representing approximately 358,000 shares of common stock were modified as of December 31, 2013. The remaining 3.3 million shares represented by the warrants were modified between January 1, 2014 and February 6, 2014. The Company paid the holders of the warrants approximately $7.66 per warrant, or approximately $27.9 million in total in consideration for amending the warrants. The Company recorded the payment as a reduction of shareholders’ equity in the condensed consolidated statements of financial condition because, prior to being amended, the warrants were classified in permanent equity. The amended warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification, the amended warrants have also been recorded in shareholders’ equity in the condensed consolidated statements of financial condition. The costs for the warrant restrike completed in 2013 and 2014 were approximately $2.7 million and $25.2 million, respectively.
2020 Convertible Senior Notes
On June 24, 2013, Encore sold $150.0 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 in a private placement transaction. On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million of the convertible senior notes, which resulted in an aggregate principal amount of $172.5 million of the convertible senior notes outstanding (collectively, the “2020 Convertible Notes”). The 2020 Convertible Notes are general unsecured obligations of the Company. Interest on the 2020 Convertible Notes is payable semi-annually, in arrears, on January 1 and July 1 of each year, beginning on January 1, 2014. Prior to January 1, 2020, the 2020 Convertible Notes will be convertible only during specified periods, if certain conditions are met. On or after January 1, 2020, the 2020 Convertible Notes will be convertible regardless of these conditions. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion rate for the 2020 Convertible Notes is 21.8718 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $45.72 per share of common stock. As of March 31, 2014, none of the conditions allowing holders of the 2020 Convertible Notes to convert their notes had occurred.
As noted above, upon conversion, holders of the Company’s 2020 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $45.72. The average share price of the Company’s common stock for the three months ended March 31, 2014 exceeded $45.72. The dilutive effect from the 2020 Convertible Notes was approximately 0.2 million shares for the three months ended March 31, 2014. See Note 3, “Earnings Per Share” for additional information.
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
The net proceeds from the issuance of the 2020 Convertible Notes were approximately $167.4 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses paid by the Company. The Company used approximately $18.1 million of the net proceeds from this offering to pay the cost of the Capped Call Transactions and used the remainder of the net proceeds from this offering to pay a portion of the purchase price for the Cabot Acquisition and for general corporate purposes.
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
2021 Convertible Senior Notes
On March 5, 2014, Encore sold $140.0 million in aggregate principal amount of 2.875% convertible senior notes due March 15, 2021 in a private placement transaction. On March 6, 2014, the initial purchasers exercised, in full, their option to purchase an additional $21.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $161.0 million of the convertible senior notes outstanding (collectively, the “2021 Convertible Notes”). The 2021 Convertible Notes are general unsecured obligations of the Company. Interest on the 2021 Convertible Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year, beginning on September 15, 2014. Prior to September 15, 2020, the 2021 Convertible Notes will be convertible only during specified periods, if certain conditions are met. On or after September 15, 2020, the 2021 Convertible Notes will be convertible regardless of these conditions. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion rate for the 2021 Convertible Notes is 16.8386 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $59.39 per share of common stock. As of March 31, 2014, none of the conditions allowing holders of the 2021 Convertible Notes to convert their notes had occurred.
As noted above, upon conversion, holders of the Company’s 2021 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $59.39.
In connection with the pricing of the 2021 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2014 Capped Call Transactions”) with one or more of the initial purchasers (or their affiliates) and one or more other financial institutions (the “2014 Option Counterparties”). The Capped Call Transactions cover, collectively, the number of shares of the Company’s common stock underlying the 2021 Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2021 Convertible Notes. The cost of the 2014 Capped Call Transactions was approximately $19.5 million. In accordance with authoritative guidance, the Company recorded the cost of the 2014 Capped

Call Transactions as a reduction in additional paid in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.
The 2014 Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the 2021 Convertible Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2014 Capped Call Transactions (which initially corresponds to the initial conversion price of the 2021 Convertible Notes and is subject to certain adjustments under the terms of the 2014 Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the 2014 Capped Call Transactions. The cap price of the Capped Call Transactions is $83.1425 per share, and is subject to certain adjustments under the terms of the 2014 Capped Call Transactions.
The 2014 Capped Call Transactions are separate transactions, in each case, entered into by the Company with the 2014 Option Counterparties, and are not part of the terms of the 2021 Convertible Notes and will not affect any holder’s rights under the 2021 Convertible Notes. Holders of the 2021 Convertible Notes do not have any rights with respect to the 2014 Capped Call Transactions.
The net proceeds from the sale of the 2021 Convertible Notes were approximately $155.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses paid by the Company. The Company used approximately $19.5 million of the net proceeds from this offering to pay the cost of the 2014 Capped Call Transactions and used the remainder of the net proceeds from this offering to pay for general corporate purposes, including working capital.
The Company determined that the fair value of the 2021 Convertible Notes at the date of issuance was approximately $143.6 million, and designated the residual value of approximately $17.4 million as the equity component. Additionally, the Company allocated approximately $4.7 million of the $5.3 million original 2021 Convertible Notes issuance cost as debt issuance costs and the remaining $0.6 million as equity issuance costs.
The balances of the liability and equity components of all of the convertible senior notes outstanding were as follows (in thousands):

	March 31, 2014	December 31, 2013
Liability component—principal amount	$448,500	$287,500
Unamortized debt discount	(57,881)	(42,240)
Liability component—net carrying amount	$390,619	$245,260
Equity component	$53,133	$46,954
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates, which are 6.00%, 6.35%, and 4.70% for the 2017, 2020, and 2021 Convertible Notes, respectively.
Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense—stated coupon rate	$2,456	$858
Interest expense—amortization of debt discount	1,755	607
Total interest expense—convertible notes	$4,211	$1,465
Propel Facilities
Propel Facility I
Propel has a $200.0 million syndicated loan facility (the “Propel Facility I”). The Propel Facility I is used to originate or purchase tax lien assets related to properties in Texas and Arizona.
The Propel Facility I expires in May 2015 and includes the following key provisions:

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

•	A borrowing base of 90% of the face value of the tax lien collateralized payment arrangements;

•	Interest payable monthly; principal and interest due at maturity;

•	Restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel Facility I and declare all amounts outstanding to be immediately due and payable.
The Propel Facility I is primarily collateralized by the Tax Liens in Texas and requires Propel to maintain various financial covenants, including a minimum interest coverage ratio and a maximum cash flow leverage ratio.
At March 31, 2014, the outstanding balance on the Propel Facility I was $157.3 million. The weighted average interest rate was 3.66% and 3.54% for the three months ended March 31, 2014 and 2013, respectively.
Propel Facility II
On May 9, 2013, the Company, through subsidiaries of Propel, entered into a $100.0 million revolving credit facility (the “Propel Facility II”). The Propel Facility II is used to purchase tax liens from taxing authorities in various states.
The Propel Facility II expires in May 2017 and includes the following key provisions:

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

•	Proceeds from the tax liens are applied to pay interest, principal and other obligations incurred in connection with the Propel Facility II on a monthly basis as defined in the agreement;

•
Special purpose entity covenants designed to protect the bankruptcy-remoteness of the borrowers and additional restrictions and covenants, which limit, among other things, the payment of certain dividends, the occurrence of additional indebtedness and liens and use of the collections proceeds from the certain Tax Liens; and

•	Events of default which, upon occurrence, may permit the lender to terminate the Propel Facility II and declare all amounts outstanding to be immediately due and payable.
The Propel Facility II is collateralized by the Tax Liens acquired under the Propel Facility II. At March 31, 2014, the outstanding balance on the Propel Facility II was $17.5 million and, for the three months ended March 31, 2014, bore a weighted average interest rate of 3.04%.
On May 6, 2014, the Propel Facility II was amended by the parties to provide for the following changes:

•
The commitment amount was increased from $100.0 million to the following: (a) during the period from July 1, 2014 to and including September 30, 2014, $190.0 million or (b) at any other time, $150.0 million;

•
Termination of the revolving period for purchasing tax liens from taxing authorities was extended for a period of two years to May 15, 2017 (unless terminated earlier in accordance with the terms of the facility);

•	The maturity date was extended two years to May 10, 2019;

•
The amended facility allows for (a) the funding of tax liens in both Texas and Nevada in an aggregate amount up to $80.0 million (in addition to allowing for the purchase of tax liens in states other than Texas and Nevada) and (b) the right to finance vacant land in an amount equal to 5% of eligible assets (collectively the “Additional Assets”);

•	The applicable interest rate for advances related to tax liens in Texas is LIBOR plus 2.50%;

•
In connection with the Additional Assets, the amended facility provides for certain technical changes throughout the governing tax lien loan and security agreement (e.g., definitions, waterfall mechanics, representations and warranties) which were required to facilitate the addition of the Additional Assets; and

•	The amended Propel Facility II increases the advance rate for certain states.
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
Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75.0 million (approximately $113.8 million) was used to repay all amounts outstanding under the senior credit facilities of Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary of Janus Holdings, and £25.0 million (approximately $37.9 million) was used to partially repay a portion of the J Bridge PECs (as anticipated in the Purchase Agreement discussed in Note 2, “Business Combinations”) to J.C. Flowers.
On March 21, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.5% Senior Secured Notes due 2021 (the “Cabot 2021 Notes” and, together with the Cabot 2019 Notes and Cabot 2020 Notes, the “Cabot Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year, beginning on October 1, 2014. The total debt issuance cost associated with the Cabot 2021 Notes was approximately $4.4 million.
Of the proceeds from the issuance of the Cabot 2021 Notes, approximately £105.0 million (approximately $174.8 million) was used to repay all amounts outstanding under the Senior Secured Bridge Facilities described below.
The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: Cabot, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than Cabot) and substantially all the assets of Cabot Financial and the guarantors (other than Cabot).
On July 25, 2013, Marlin Intermediate Holdings plc, a subsidiary of Marlin, issued £150.0 million (approximately $246.5 million) in aggregate principal amount of 10.5% Senior Secured Notes due 2020 (the “Marlin Bonds”). Interest on the Marlin Bonds is payable semi-annually, in arrears, on February 1 and August 1 of each year. Cabot assumed the Marlin Bonds as a result of the Marlin Acquisition. The carrying value of the Marlin Bonds was adjusted to approximately $284.2 million to reflect the fair value of the Marlin Bonds at the time of acquisition.
The Marlin Bonds are fully and unconditionally guaranteed on a senior secured basis by Cabot Financial Limited and each of Cabot Financial Limited’s material subsidiaries other than Marlin Intermediate Holdings plc, each of which is an indirect subsidiary of the Company.
Interest expense related to the Cabot Notes and Marlin Bonds was as follows (in thousands):

Three Months Ended March 31, 2014
Interest expense—stated coupon rate	$19,255
Interest income—accretion of debt premium	(2,232)
Total interest expense—Cabot Notes and Marlin Bonds	$17,023

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
On February 7, 2014, Cabot Financial UK acquired all of the equity interest of Marlin, a leading acquirer of non-performing consumer debt in the United Kingdom, for an aggregate purchase price of approximately £166.8 million (approximately $274.1 million). The Acquisition was financed with £75.0 million (approximately $122.3 million) in borrowings under the Cabot Credit Facility and under the Senior Secured Bridge Facilities described below.
At March 31, 2014, the outstanding borrowings under the Cabot Credit Facility were approximately $133.4 million.
Senior Secured Bridge Facilities
The Marlin Acquisition was financed with borrowings under the existing Cabot Credit Facility and under new senior secured bridge facilities (the “Senior Secured Bridge Facilities”) that Cabot Financial Limited entered into on February 7, 2014 pursuant to a Senior Secured Bridge Facilities Agreement. The Senior Secured Bridge Facilities were paid off in full by using proceeds from borrowings under the £175.0 million (approximately $291.8 million) Cabot 2021 Notes issued on March 21, 2014.
The Senior Secured Bridge Facilities Agreement provided for (a) a senior secured bridge facility in an aggregate principal amount of up to £105.0 million (“Bridge Facility A”) and (b) a senior secured bridge facility in an aggregate principal amount of up to £151.5 million (“Bridge Facility B,” and together with Bridge Facility A, the “Bridge Facilities”). The purpose of Bridge Facility A was to provide funding for the financing, in full or in part, of the purchase price for the Marlin Acquisition and the payment of costs, fees and expenses in connection with the Marlin Acquisition, and was fully drawn on as of the closing of the Marlin Acquisition. The purpose of Bridge Facility B was to finance, in full or in part, the repurchase of any bonds tendered in any change of control offer required to be made to the holders of the Marlin Bonds and the premium payable thereon. Bridge Facility B was intended to be utilized only to the extent that any holders of the Marlin Bonds elected to tender their Marlin Bonds within a defined period. No Marlin Bonds were tendered during the defined period and Bridge Facility B expired without drawdown. The Senior Secured Bridge Facilities Agreement also provided for uncommitted incremental facilities in an amount of up to £80.0 million for the purposes of financing future debt portfolio acquisitions. The Senior Secured Bridge Facilities had an initial term of one year and an extended term of 6.5 years if they were not repaid during the first year of issuance.
Prior to their initial maturity date, the rate of interest payable under the Senior Secured Bridge Facilities was the aggregate, per annum, of (i) LIBOR, plus (ii) an initial spread of 6.00% per annum (such spread stepping up by 50 basis points for each three-month period that the Senior Secured Bridge Facilities remained outstanding), not to exceed total caps set forth in the Senior Secured Bridge Facilities Agreement.
Loan fees associated with the Senior Secured Bridge Facilities were approximately $2.0 million. These fees were originally recorded as debt issuance costs and were written off at the time of repayment and termination of the agreement. This $2.0 million was charged to interest expense in the Company’s condensed consolidated financial statements for the three months ended March 31, 2014.

Preferred Equity Certificates
As discussed in Note 2, “Business Combinations,” on July 1, 2013, the Company, through Encore Europe, completed the Cabot Acquisition by acquiring E Bridge PECs, E PECs, and E Shares that represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities constitute J Bridge PECs, J PECs, and J shares owned by J.C. Flowers. All of the PECs accrue interest at 12% per annum. In accordance with authoritative guidance related to debt and equity securities, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying condensed consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying condensed consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt. The J Bridge PECs, J PECs, and the Management PECs do not require the payment of cash interest expense as they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
The Company determined, at the time of the Cabot Acquisition, that the fair value of the preferred equity certificates and the respective accrued interests approximated their face value.
As anticipated in the Purchase Agreement, and as discussed in Note 2, “Business Combinations,” in August 2013, Cabot made a payment of approximately $41.2 million to J.C. Flowers for a partial redemption of the J Bridge PECs.
As of March 31, 2014, the outstanding balance of the PECs and their accrued interests was approximately $222.5 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of March 31, 2014, the Company’s combined obligations for these equipment leases were approximately $11.1 million. These lease obligations require monthly or quarterly payments through 2018 and have implicit interest rates that range from zero to approximately 11.38%.
Note 10: Variable Interest Entity
On July 1, 2013, the Company, through Encore Europe, completed its acquisition of 50.1% of the equity interest in Janus Holdings. See Note 2, “Business Combinations” for more information. The Company has determined that Janus Holdings is a VIE, and the Company is the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The key activities that affect Cabot’s economic performance include, but are not limited to, operational budgets and purchasing decisions. Through its control of the board of directors of Cabot’s immediate parent company, the Company controls the key operating activities at Cabot. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary.
The Company considers that the rights granted to J.C. Flowers under the contractual arrangements are more protective in nature rather than participating rights.
The Company does not intend to provide financial support to Janus Holdings. The Company did not apply push down accounting to Janus Holdings as a result of the business combination.

The Company’s consolidated assets as of March 31, 2014 and December 31, 2013 included assets from Janus Holdings that can only be used to settle obligations of Janus Holdings. The Company’s consolidated liabilities as of March 31, 2014 and December 31, 2013 included liabilities of Janus Holdings, whose creditors have no recourse to the Company. The following table presents Janus Holdings’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated statement of financial condition as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$95,109	$62,403
Investment in receivable portfolios, net	954,147	620,312
Deferred court costs, net	854	—
Property and equipment, net	15,034	13,755
Other assets	78,812	33,772
Goodwill	713,450	376,296
Total assets	$1,857,406	$1,106,538
Liabilities
Accounts payable and accrued liabilities	$53,817	$47,219
Debt	1,586,259	846,676
Other liabilities	7,081	1,897
Total liabilities	$1,647,157	$895,792
Note 11: Income Taxes
During the three months ended March 31, 2014, and 2013, the Company recorded an income tax provision of $11.7 million and $12.6 million, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2014	2013
Federal provision	35.0%	35.0%
State provision	5.8%	6.6%
State benefit	(2.0)%	(2.3)%
International benefit(1)	(3.4)%	—%
Permanent items(2)	2.3%	—%
Other	0.7%	—%
Effective rate	38.4%	39.3%
________________________

(1)	Relates primarily to the lower tax rate on the income attributable to international operations.

(2)	Represents a provision for nondeductible items.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2014 was immaterial.
As of March 31, 2014, the Company had a gross unrecognized tax benefit of $88.2 million primarily related to an uncertain tax position resulting from the AACC Merger due to AACC’s tax revenue recognition policy. This uncertain tax position, if recognized, would result in a net tax benefit of $18.7 million and would have a favorable effect on the Company’s effective tax rate. The uncertain tax benefit increased $5.2 million during the three months ended March 31, 2014 as a result of the Marlin Acquisition described in Note 2, “Business Combinations.” The uncertain tax benefit is included in “Other liabilities” in the Company’s condensed consolidated statements of financial condition.

During the three months ended March 31, 2014, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States because the net operations resulted in a loss. Undistributed net loss of these subsidiaries during the three months ended March 31, 2014, was approximately $2.4 million.
Note 12: Commitments and Contingencies
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
There have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and revises its estimates when additional information becomes available. As of March 31, 2014, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2014, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.0 billion for a purchase price of approximately $127.0 million. The Company has no purchase commitments extending past one year.
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

	Three Months Ended March 31,
	2014	2013
Revenues:
Portfolio purchasing and recovery	$248,589	$140,683
Tax lien business	5,152	3,903
	$253,741	$144,586
Operating income:
Portfolio purchasing and recovery	$77,568	$42,680
Tax lien business	1,654	881
	79,222	43,561
Depreciation and amortization	(6,117)	(1,846)
Stock-based compensation	(4,836)	(3,001)
Other expense	(37,697)	(6,695)
Income from operations before income taxes	$30,572	$32,019
Additionally, assets are allocated to operating segments for management review. As of March 31, 2014, total segment assets were $3.2 billion and $257.8 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.
The following presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues(1) :
Domestic	$184,745	$144,586
International	68,996	—
	$253,741	$144,586
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 14: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2013	$454,936	$49,277	$504,213
Goodwill acquired	329,943	—	329,943
Goodwill adjustment	3,457	—	3,457
Effect of foreign currency translation	6,954	—	6,954
Balance, March 31, 2014	$795,290	$49,277	$844,567

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$1,975	$(160)	$1,815	$1,975	$(74)	$1,901
Developed technologies	4,909	(713)	4,196	4,909	(468)	4,441
Trade name and other	15,631	(1,025)	14,606	15,631	(386)	15,245
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$24,477	$(1,898)	$22,579	$24,477	$(928)	$23,549
Note 15: Subsequent Events
Propel Securitized Financing Facility
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in payment agreements and contracts relating to unpaid real property taxes, assessments, and other charges secured by liens on real property located in the State of Texas (the “Texas Tax Liens”). In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by the Texas Tax Liens (the “Propel Notes”), due 2029. The payment agreements and contracts will continue to be serviced by Propel. Proceeds from the sale of the Propel Notes will be used to pay the purchase price for the Texas Tax Liens to Propel, pay certain expenses incurred in connection with the issuance of the Propel Notes and fund certain reserves. Propel will use the net proceeds to pay down borrowings on the Propel Facility I. Refer to Note 9, “Debt - Propel Facilities” for detailed information related to the Propel Facility I and Part II - Item 5, “Other Information,” for detailed information related to the securitization.
Acquisition of Tax Lien Portfolio
On May 2, 2014, Propel completed the acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. The acquired tax liens are secured by real estate in 18 states and the District of Columbia. The purchase was financed with cash on hand and from proceeds of a new $31.9 million term loan.
Share Repurchase Program
On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. Repurchases under the Company’s share repurchase program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and those set forth in this Quarterly Report on Form 10-Q under “Part II, Item 1A, Risk Factors,” could cause our actual results, performance, achievements or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited and its subsidiaries (“Cabot”), is a market leader in debt management in the United Kingdom historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s February 2014 acquisition of Marlin Financial Group Limited (“Marlin”) now also provides Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Our newly acquired majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in management of non-performing loans in Colombia and Peru. In addition, through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist Texas and Nevada property owners who are delinquent on their property taxes by paying these taxes on behalf of the property owners in exchange for payment agreements collateralized by a tax lien on the property. Through Propel, we also purchase tax liens in various other states directly from taxing authorities.
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
Our long-term growth strategy involves extending our knowledge about financially distressed consumers, growing our core portfolio purchase and recovery business, expanding into new asset classes and geographic areas, utilizing our core capabilities to align our business, investor and financial strategies to drive shareholder return, and investing in initiatives to safeguard and promote consumer financial health.
Portfolio Purchasing and Recovery
United States. Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across the full extent of our operations. These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States and believe we possess one of the industry’s best collection staff retention rates.
While seasonality does not have a material impact on our portfolio purchasing and recovery segment, collections are generally strongest in our first calendar quarter, slower in the second and third calendar quarters, and slowest in the fourth calendar quarter. Relatively higher collections in the first quarter could result in a lower cost-to-collect ratio compared to the other quarters, as our fixed costs are relatively constant and applied against a larger collection base. The seasonal impact on our business may also be influenced by our purchasing levels, the types of portfolios we purchase, and our operating strategies.
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
United Kingdom. Through Cabot, we purchase receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows Cabot to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.
On February 7, 2014, Cabot acquired Marlin (the “Marlin Acquisition”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables.
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
Colombia and Peru. In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee services to merchants and loan guarantee services to financial institutions.
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

Revenue from our tax lien business segment comprised 2% of total consolidated revenues for each of the three months ended March 31, 2014 and 2013. Operating income from our tax lien business segment comprised 2% of our total consolidated operating income for each of the three months ended March 31, 2014 and 2013.
Cabot Acquisition
On July 1, 2013, through our wholly-owned subsidiary Encore Europe Holdings S.a.r.l., we completed the purchase of 50.1% of the equity interest in Janus Holdings, the indirect holding company of Cabot (the “Cabot Acquisition”), from an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”). Our effective equity ownership of Cabot is approximately 42.9%, after reflecting the ownership of the noncontrolling interests. Cabot is a market leader in debt management in the United Kingdom specializing in higher balance, “semi-performing” accounts. The Cabot Acquisition will provide Cabot with access to more capital, which will enable Cabot to purchase additional debt and expand into other asset categories. In addition, the Cabot Acquisition provides synergy opportunities through Cabot’s ability to leverage our analytic capabilities and efficient operating platform. Our initial focus is to help Cabot expand into the large secondary and tertiary markets by leveraging our analytical insights in these markets and utilizing our workforce in India, during the day, when this site would otherwise be dormant. Beginning in January 2014, our India call center began to service Cabot’s United Kingdom accounts. The Cabot Acquisition also enables us to deploy capital globally in a market that we believe has strong growth potential. Cabot continues to be a stand-alone entity. It will retain its current staff and brand and continue to be run as its own company. The condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 does not include the results of operations of Janus Holdings, as the Cabot Acquisition was completed on July 1, 2013.
As discussed in Note 1, “Ownership, Description of Business and Summary of Significant Accounting Policies” in the notes to our condensed consolidated financial statements, we have determined that our less than wholly-owned subsidiary, Janus Holdings is a Variable Interest Entity, or VIE, and that we are the primary beneficiary of the VIE. As a result, the financial results of Janus Holdings are consolidated under the VIE consolidation model. Consequently, all financial data included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been presented on a consolidated basis prior to the allocation of noncontrolling interests.
On February 7, 2014, Cabot acquired Marlin, a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. We expect Marlin’s litigation capabilities will create substantial uplift from Cabot’s existing portfolio of non-performing accounts. Similarly, we believe that there may be further synergies by applying Cabot’s scoring model to Marlin’s portfolio.
AACC Merger
On June 13, 2013, we completed our merger with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt management and recovery solutions in the United States (the “AACC Merger”). We believe that our operating and cost advantages will improve the profitability of AACC’s investments and that the AACC Merger will provide us with valuable operations capabilities and synergy opportunities. However, the success of the merger will depend on our ability to continue to successfully integrate AACC’s business with our business in a cost-effective manner that does not disrupt the existing business relationships of either company. The condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 does not include the results of operations of AACC as the AACC Merger was completed on June 13, 2013.
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

Purchases and Collections
Portfolio Pricing, Supply and Demand
United States Markets
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the first quarter of 2014, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts while they conduct audits of debt management and recovery companies, including Encore. We expect that pricing will remain at these elevated levels for some period of time. We believe that pricing will not decline until buyers who have paid prices that are too high recognize that they are unable to realize a profit or until the financial institutions complete their audits of debt management and recovery companies and resume selling their charged-off accounts in volumes greater than current levels.
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
United Kingdom Markets
While prices for portfolios offered for sale directly from credit issuers in the United Kingdom remain at levels higher than historical averages, as a result of a backlog caused by issuers reducing their sales volumes during the 2008-2010 time period, we believe that the supply of debt sold to debt purchasers has increased and is expected to increase further in the coming year. Additionally, over the last few years, portfolios are being sold earlier in the life cycle, and therefore, include a higher proportion of paying accounts. We expect, that as a result of an increase in available funding to industry participants and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we also believe that as Cabot’s business increases in scale, and with anticipated improvements in the rate of collections and improved efficiencies in collections, Cabot’s margins will remain competitive. Additionally, the acquisition of Marlin resulted in a new channel of liquidation through litigation in the United Kingdom, which will enable Cabot to collect from consumers who have the ability to pay, but are unwilling to do so. This further complements Cabot’s success with collecting on semi-performing debt, where consumers have a high willingness to pay. We believe that the combined companies will have an enhanced ability to compete for portfolios.
Purchases by Type
The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Credit card—United Kingdom(1)	$351,319	$—
Credit card—United States (2)	116,246	43,414
Telecom	—	15,357
	$467,565	$58,771
________________________

(1)	Purchases of consumer portfolio receivables in the United Kingdom for the three months ended March 31, 2014 include $208.5 million acquired in connection with the Marlin Acquisition.

(2)	Purchases of consumer portfolio receivables in the United States include immaterial portfolios purchases in Latin America.
During the three months ended March 31, 2014, we invested $467.6 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $4.3 billion, for an average purchase price of 10.9% of face value. Purchases of charged-off credit card portfolios include $208.5 million of portfolios acquired in conjunction with the Marlin Acquisition. This is a $408.8 million increase in the amount invested, compared with the $58.8 million invested during the three months ended March 31, 2013, to acquire charged-off credit card and telecom portfolios with a face value aggregating $1.6 billion, for an average purchase price of 3.6% of face value.
Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The increase in purchase price as a percentage of face value was primarily related to our acquisition of a higher percentage of fresh portfolios in addition to a general increase in the price of portfolios offered for sale directly from credit issuers.
Collections by Channel
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Three Months Ended March 31,
	2014	2013
United States:
Legal collections	$151,029	$122,273
Collection sites	136,525	126,562
Collection agencies(1)	21,901	21,335
Subtotal	309,455	270,170
United Kingdom:
Collection sites	45,861	—
Collection agencies	27,922	—
Legal collections	7,598	—
Subtotal	81,381	—
Other geographic area:
Collection sites	5,838	—
Total collections	$396,674	$270,170
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $126.5 million, or 46.8%, to $396.7 million during the three months ended March 31, 2014, from $270.2 million during the three months ended March 31, 2013, primarily due to collections on portfolios acquired through the AACC Merger, the Cabot Acquisition and the Marlin Acquisition.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
Revenues
Revenue from receivable portfolios, net	$237,568	93.6%	$140,683	97.3%
Other revenues	11,349	4.5%	301	0.2%
Net interest income	4,824	1.9%	3,602	2.5%
Total revenues	253,741	100.0%	144,586	100.0%
Operating expenses
Salaries and employee benefits	58,137	22.9%	28,832	19.9%
Cost of legal collections	49,825	19.6%	42,258	29.2%
Other operating expenses	26,423	10.4%	13,265	9.2%
Collection agency commissions	8,276	3.3%	3,329	2.3%
General and administrative expenses	36,694	14.5%	16,342	11.3%
Depreciation and amortization	6,117	2.4%	1,846	1.3%
Total operating expenses	185,472	73.1%	105,872	73.2%
Income from operations	68,269	26.9%	38,714	26.8%
Other (expense) income
Interest expense	(37,962)	(15.0)%	(6,854)	(4.7)%
Other income	265	0.1%	159	0.1%
Total other expense	(37,697)	(14.9)%	(6,695)	(4.6)%
Income before income taxes	30,572	12.0%	32,019	22.1%
Provision for income taxes	(11,742)	(4.6)%	(12,571)	(8.7)%
Net income	18,830	7.4%	19,448	13.5%
Net loss attributable to noncontrolling interest	4,350	1.7%	—	—%
Net income attributable to Encore shareholders	$23,180	9.1%	$19,448	13.5%
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
Adjusted Income Per Share. Management uses non-GAAP adjusted income and adjusted income per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges and acquisition and integration related expenses, all net of tax. The following table provides a reconciliation between income and diluted income per share attributable to Encore calculated in accordance with GAAP to adjusted income and adjusted income per share attributable to Encore, respectively. In addition, as described in Note 3,

“Earnings Per Share” in the notes to our condensed consolidated financial statements, GAAP diluted earnings per share for the three months ended March 31, 2014, includes the effect of approximately 1.5 million common shares issuable upon conversion of our $115.0 million convertible senior notes due 2017 (the “2017 Convertible Notes”) and $172.5 million convertible senior notes due 2020 (the “2020 Convertible Notes”) because the average stock price exceeded the conversion price of these notes. However, as described in Note 9 “Debt—Encore Convertible Senior Notes,” in the notes to our condensed consolidated financial statements, we entered into certain hedging transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00 and the 2020 Convertible Notes to $61.55. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of the 2017 and 2020 Convertible Notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2014			2013
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$23,180	$0.82	$0.87	$19,448	$0.80	$0.80
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,291	0.05	0.05	673	0.03	0.03
Acquisition and integration related expenses, net of tax	4,358	0.15	0.16	775	0.03	0.03
Adjusted income attributable to Encore	$28,829	$1.02	$1.08	$20,896	$0.86	$0.86
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

	Three Months Ended March 31,
	2014	2013
GAAP net income, as reported	$18,830	$19,448
Adjustments:
Interest expense	37,962	6,854
Provision for income taxes	11,742	12,571
Depreciation and amortization	6,117	1,846
Amount applied to principal on receivable portfolios	159,106	129,487
Stock-based compensation expense	4,836	3,001
Acquisition related legal and advisory fees	11,081	1,276
Adjusted EBITDA	$249,674	$174,483
Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for the portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, and acquisition and integration related operating expenses. Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from our tax lien business and other non-reportable operating segments, as well as corporate overhead not related to our portfolio purchasing and recovery business. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
GAAP total operating expenses, as reported	$185,472	$105,872
Adjustments:
Stock-based compensation expense	(4,836)	(3,001)
Operating expenses related to non-portfolio purchasing and recovery business	(17,154)	(5,274)
Acquisition related legal and advisory fees	(11,081)	(1,276)
Adjusted operating expenses	$152,401	$96,321
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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended March 31, 2014					As of March 31, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States (4):
ZBA (5)	$6,511	$3,591	55.2%	$2,920	1.5%	$—	—%
2006	1,287	338	26.3%	—	0.1%	1,516	5.3%
2007	2,338	1,227	52.5%	—	0.5%	4,544	7.7%
2008	8,373	5,062	60.5%	310	2.2%	14,613	9.9%
2009	16,500	12,740	77.2%	—	5.4%	17,241	21.1%
2010	31,963	22,138	69.3%	—	9.4%	40,348	15.5%
2011	45,649	29,245	64.1%	—	12.5%	86,579	9.9%
2012	78,858	37,357	47.4%	—	15.9%	235,250	4.6%
2013	119,772	64,437	53.8%	—	27.5%	435,471	4.5%
2014	4,042	1,973	48.8%	—	0.8%	114,321	2.6%
Subtotal	315,293	178,108	56.5%	3,230	76.0%	949,883	5.6%
United Kingdom:
2013	63,594	43,373	68.2%	—	18.5%	604,962	2.4%
2014	17,787	12,857	72.3%	—	5.5%	349,185	2.2%
Subtotal	81,381	56,230	69.1%	—	24.0%	954,147	2.3%
Total	$396,674	$234,338	59.1%	$3,230	100.0%	$1,904,030	4.0%

	Three Months Ended March 31, 2013					As of March 31, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(5)	$5,611	$4,662	83.1%	$949	3.4%	$—	—
2005	2,251	233	10.4%	10	0.2%	108	5.3%
2006	2,503	1,140	45.5%	(459)	0.8%	6,415	5.1%
2007	3,378	1,554	46.0%	343	1.1%	8,966	5.1%
2008	12,114	7,031	58.0%	163	5.0%	29,395	7.1%
2009	23,232	14,695	63.3%	—	10.5%	38,683	10.9%
2010	45,224	28,392	62.8%	—	20.3%	87,624	9.5%
2011	67,236	36,348	54.1%	—	26.0%	164,466	6.5%
2012	104,172	43,295	41.6%	—	31.0%	409,360	3.1%
2013	4,449	2,327	52.3%	—	1.7%	56,508	3.8%
Total	$270,170	$139,677	51.7%	$1,006	100.0%	$801,525	5.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes immaterial results from other geographic areas.

(5)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $253.7 million during the three months ended March 31, 2014, an increase of $109.2 million, or 75.5%, compared to total revenues of $144.6 million during the three months ended March 31, 2013.
Accretion revenue from our portfolio purchasing and recovery segment was $237.6 million during the three months ended March 31, 2014, an increase of $96.9 million, or 68.9%, compared to revenue of $140.7 million during the three months ended March 31, 2013. The increase in portfolio purchase and recovery revenue during the three months ended March 31, 2014 compared to 2013 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through the Cabot Acquisition and the AACC Merger, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups. During the three months ended March 31, 2014, we recorded a portfolio allowance reversal of $3.2 million, compared to a net portfolio allowance reversal of $1.0 million during the three months ended March 31, 2013.
Other revenues primarily represent contingent fee income at our Cabot subsidiary earned on accounts collected on behalf of others, primarily credit originators. This contingent fee-based revenue was $6.3 million for the three months ended March 31, 2014.
Net interest income from our tax lien business segment was $4.8 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively.
Operating Expenses
Total operating expenses were $185.5 million during the three months ended March 31, 2014, an increase of $79.6 million, or 75.2%, compared to total operating expenses of $105.9 million during the three months ended March 31, 2013.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $29.3 million, or 101.6%, to $58.1 million during the three months ended March 31, 2014, from $28.8 million during the three months ended March 31, 2013. The increase was primarily the result of increases in headcount as a result of the Cabot Acquisition, the AACC Merger, the Marlin Acquisition and increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel in the United States were approximately $5.7 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively.
Stock-based compensation increased $1.8 million, or 61.1% to $4.8 million during the three months ended March 31, 2014, from $3.0 million during the three months ended March 31, 2013. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price and an increase in the number of shares granted.
Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Salaries and employee benefits:
Portfolio purchasing and recovery	$56,398	$27,414
Tax lien business	1,739	1,418
	$58,137	$28,832
Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $7.6 million, or 17.9%, to $49.8 million during the three months ended March 31, 2014, compared to $42.3 million during the three months ended March 31, 2013. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation in the United States. The increase in the cost of legal collections was primarily the result of an increase of $36.4 million, or 29.7%, in gross collections through our legal channels. Gross legal collections were $158.6 million during the three months ended March 31, 2014, up from $122.3 million collected during the three months ended March 31, 2013. The cost of legal collections decreased as a percentage of gross collections through this channel to 31.4% during the three months ended March 31, 2014 from 34.6% during the same period in the prior year. This decrease was primarily due to increased collections in our internal legal channel for which we do not pay a commission.

Additionally, the decrease was attributable to the lower cost of legal collections through Marlin, our indirectly owned subsidiary in the United Kingdom.
The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
United States:
Collections:
Collections - legal outsourcing	$119,733	79.3%	$112,642	92.1%
Collections - internal legal	31,296	20.7%	9,631	7.9%
Collections - legal networks	$151,029	100.0%	$122,273	100.0%
Costs:
Commissions - legal outsourcing	$30,665	25.6%	$28,810	25.6%
Court cost expense - legal outsourcing(1)	11,426	9.5%	10,015	8.9%
Court cost expense - internal legal(1)	5,152		2,515
Other(2)	1,125		918
Direct costs - legal networks	$48,368	32.0%	$42,258	34.6%
United Kingdom:
Collections - legal networks	$7,598		$—
Direct cost - legal networks	$1,457	19.2%	$—	—

Total collections - legal networks	$158,627		$122,273
Total direct costs - legal networks(3)	$49,825	31.4%	$42,258	34.6%
________________________

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

(3)
Total direct costs—legal networks do not include internal legal channel employee salaries and benefits, and other related direct operating expenses. These expenses were $7.0 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively.

Other Operating Expenses
Other operating expenses increased $13.2 million, or 99.2%, to $26.4 million during the three months ended March 31, 2014, from $13.3 million during the three months ended March 31, 2013. The increase was primarily the result of the AACC Merger, the Cabot Acquisition and the Marlin Acquisition.
Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Other operating expenses:
Portfolio purchasing and recovery	$25,296	$12,380
Tax lien business	1,127	885
	$26,423	$13,265
Collection Agency Commissions—Portfolio Purchasing and Recovery
During the three months ended March 31, 2014, we incurred $8.3 million in commissions to third-party collection agencies, or 16.6% of the related gross collections of $49.8 million. During the period, the commission rate as a percentage of related gross collections was 16.9% and 16.4% for our collection outsourcing channels in the United States and United Kingdom, respectively. During the three months ended March 31, 2013, we incurred $3.3 million in commissions, or 15.6%, of the related gross collections of $21.3 million. The increase in the net commission rate as a percentage of the related gross collections from the prior period was primarily due to the lower commission rates on purchased bankruptcy receivable portfolios in the United States which, during the three months ended March 31, 2013, represented a higher percentage of our third-party collections.
General and Administrative Expenses
General and administrative expenses increased $20.4 million, or 124.5%, to $36.7 million during the three months ended March 31, 2014, from $16.3 million during the three months ended March 31, 2013. The increase was primarily the result of the AACC Merger, the Cabot Acquisition, the Marlin Acquisition, and general increases in expense in order to support our growth. General and administrative expenses include one-time acquisition and integration related costs of $9.8 million.
General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative expenses:
Portfolio purchasing and recovery	$36,062	$15,623
Tax lien business	632	719
	$36,694	$16,342
Depreciation and Amortization
Depreciation and amortization expense increased $4.3 million, or 231.4%, to $6.1 million during the three months ended March 31, 2014, from $1.8 million during the three months ended March 31, 2013. The increase during the three months ended March 31, 2013 was primarily related to increased depreciation expenses resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from the AACC Merger, the Cabot Acquisition, and the Marlin Acquisition.

Cost per Dollar Collected—Portfolio Purchasing and Recovery
The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended March 31,
	2014				2013
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$136,525	$8,410	6.2%	2.7%	$126,562	$7,243	5.7%	2.7%
Legal outsourcing	119,733	43,216	36.1%	14.0%	112,642	39,590	35.1%	14.7%
Internal legal(2)	31,296	12,189	38.9%	4.0%	9,631	6,566	68.2%	2.4%
Collection agencies	21,901	3,706	16.9%	1.2%	21,335	3,329	15.6%	1.2%
Other indirect costs(3)	—	59,516	—	19.2%	—	39,593	—	14.7%
Subtotal	309,455	127,037		41.1%	270,170	96,321		35.7%
United Kingdom:
Collection sites(1)	45,861	2,723	5.9%	3.4%	—	—	—	—
Legal outsourcing	7,598	1,457	19.2%	1.8%	—	—	—	—
Collection agencies	27,922	4,570	16.4%	5.6%	—	—	—	—
Other indirect costs(3)	—	14,739	—	18.1%	—	—	—	—
Subtotal	81,381	23,489		28.9%	—	—		—
Other geographic areas:
Collection sites(1)	5,838	864	14.8%	14.8%	—	—	—	—
Other indirect costs(3)	—	1,011	—	17.3%	—	—	—	—
Subtotal	5,838	1,875		32.1%	—	—		—
Total(4)	$396,674	$152,401		38.4%	$270,170	$96,321		35.7%
________________________

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

(4)
Total cost represents all operating expenses, excluding stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, and acquisition and integration related operating expenses. We include this information in order to facilitate a comparison of approximate cash costs to cash collections for the debt purchasing business in the periods presented. Refer to the “Non-GAAP Disclosure” section for further details.

During the three months ended March 31, 2014, overall cost per dollar collected increased by 270 basis points to 38.4% of gross collections from 35.7% of gross collections during the three months ended March 31, 2013. This increase was primarily due to the increased cost to collect in the United States, offset by lower cost to collect at our Cabot subsidiary in the United Kingdom. During the same periods, cost to collect in the United States increased to 41.1% from 35.7%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, remained consistent at 2.7% during the three months ended March 31, 2014 and 2013, but as a percentage of our site collections, increased to 6.2% during the three months ended March 31, 2014, from 5.7% during the three months ended March 31, 2013. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to AACC.

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, increased to 4.0% during the three months ended March 31, 2014, from 2.4% during the three months ended March 31, 2013 and, as a percentage of channel collections, decreased to 38.9% during the three months ended March 31, 2014, from 68.2% during the three months ended March 31, 2013. This increase in cost as a percentage of total collections was primarily due to increased collections as a result of our continued expansion of our internal legal channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform, which we expect to continue as the channel matures.

•
Other costs not directly attributable to specific channel collections (other indirect costs) increased to 19.2% for the three months ended March 31, 2014, from 14.7% for the three months ended March 31, 2013. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase, and the increase in cost per dollar collected, were due to several factors including increases in corporate legal expense, headcount, and general and administrative expenses necessary to support growth in addition to investments in initiatives relating to the evolving regulatory environment.

The increase in cost per dollar collected in the United States was partially offset by:

•
The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, decreased to 14.0% during the three months ended March 31, 2014, from 14.7% during the three months ended March 31, 2013 and, as a percentage of channel collections, increased to 36.1% from 35.1% compared to the same period in the prior year. The decrease in the cost of legal collections as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections as a result of increased reliance on our internal legal channel. The increase in the cost of legal collections as a percentage of channel collections was due to a higher cost to collect through the legal channel at our AACC subsidiary.

Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $31.1 million to $38.0 million during the three months ended March 31, 2014, from $6.9 million during the three months ended March 31, 2013.
The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Stated interest on debt obligations	$29,332	$5,477	$23,855	435.5%
Interest expense on preferred equity certificates	5,675	—	5,675
Amortization of loan fees and other loan costs	3,432	770	2,662	345.7%
(Accretion of debt premium), net of amortization of debt discount	(477)	607	(1,084)	(178.6)%
Total interest expense	$37,962	$6,854	$31,108	453.9%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
The increase in interest expense during the three months ended March 31, 2014 was primarily attributable to interest expense of $27.5 million incurred at Cabot, including the $5.7 million of interest expense on the preferred equity certificates. The increase was also a result of increased interest expense related to additional borrowings to finance the AACC Merger, the Cabot Acquisition and the Marlin Acquisition.
Provision for Income Taxes
During the three months ended March 31, 2014 and 2013, we recorded income tax provisions of $11.7 million and $12.6 million, respectively.

The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2014	2013
Federal provision	35.0%	35.0%
State provision	5.8%	6.6%
State benefit	(2.0)%	(2.3)%
International benefit(1)	(3.4)%	—%
Permanent items(2)	2.3%	—%
Other	0.7%	—%
Effective rate	38.4%	39.3%
________________________

(1)	Represents reserves taken for certain tax position adopted by the Company.

(2)	Represents a provision for nondeductible items.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2014 and 2013 was immaterial.
As of March 31, 2014, we had a gross unrecognized tax benefit of $88.2 million primarily related to an uncertain tax position resulting from our AACC Merger due to AACC’s tax revenue recognition policy. This uncertain tax position, if recognized, would result in a net tax benefit of $18.7 million and would have a favorable effect on our effective tax rate. The uncertain tax benefit increased $5.2 million during the three months ended March 31, 2014 as a result of the Marlin Acquisition described in Note 2, “Business Combinations,” to our condensed consolidated financial statements.
During the three months ended March 31, 2014, we did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings of our subsidiaries operating outside of the United States. Undistributed net loss of these subsidiaries during the three months ended March 31, 2014 was approximately $2.4 million.

Supplemental Performance Data—Portfolio purchasing and recovery
Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections through March 31, 2014
		<2004	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total(2)	CCM(3)
Charged-off consumer receivables:
United States(4):
<1999	$41,117	$133,727	$4,202	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$23	$144,134	3.5
1999	48,712	76,104	8,654	5,157	3,513	1,954	1,149	885	590	487	345	256	47	99,141	2.0
2000	6,153	21,580	2,293	1,323	1,007	566	324	239	181	115	103	96	20	27,847	4.5
2001	38,185	108,453	28,551	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	145	187,197	4.9
2002	61,490	118,549	62,282	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	299	298,193	4.8
2003	88,496	59,038	86,958	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	580	337,133	3.8
2004	101,316	—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	702	261,576	2.6
2005	192,585	—	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	1,959	485,152	2.5
2006	141,026	—	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	1,901	318,616	2.3
2007	204,065	—	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	3,994	493,469	2.4
2008	227,773	—	—	—	—	—	69,049	165,164	127,799	87,850	59,507	41,773	8,416	559,558	2.5
2009	253,282	—	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	16,535	676,454	2.7
2010	346,004	—	—	—	—	—	—	—	125,465	284,541	215,088	150,558	30,444	806,096	2.3
2011	382,649	—	—	—	—	—	—	—	—	122,224	300,536	225,451	45,618	693,829	1.8
2012	474,871	—	—	—	—	—	—	—	—	—	186,472	322,962	71,807	581,241	1.2
2013	544,392	—	—	—	—	—	—	—	—	—	—	223,862	111,348	335,210	0.6
2014	116,204	—	—	—	—	—	—	—	—	—	—	—	6,705	6,705	0.1
Subtotal	3,268,320	517,451	232,340	291,111	336,374	354,724	398,303	487,458	604,006	755,392	939,746	1,094,103	300,543	6,311,551	1.9
United Kingdom:
2013	620,900	—	—	—	—	—	—	—	—	—	—	134,259	63,594	197,853	0.3
2014	351,319	—	—	—	—	—	—	—	—	—	—	—	17,787	17,787	0.1
Subtotal	972,219	—	—	—	—	—	—	—	—	—	—	134,259	81,381	215,640	0.2
Purchased bankruptcy receivables:
2010	11,971	—	—	—	—	—	—	—	388	4,247	5,598	6,248	1,523	18,004	1.5
2011	1,642	—	—	—	—	—	—	—	—	1,372	1,413	1,070	113	3,968	2.4
2012	83,436	—	—	—	—	—	—	—	—	—	1,249	31,020	7,050	39,319	0.5
2013	39,978	—	—	—	—	—	—	—	—	—	—	12,806	6,064	18,870	0.5
Subtotal	137,027	—	—	—	—	—	—	—	388	5,619	8,260	51,144	14,750	80,161	0.6
Total	$4,377,566	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$396,674	$6,607,352	1.5
________________________

(1)
Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through March 31, 2014, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2014 refers to collections as a multiple of purchase price.

(4)	United States data includes immaterial results from Latin America.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3), (4)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
United States (5):
<2005	$385,469	$1,355,221	$351	$1,355,572	3.5
2005	192,585	485,152	646	485,798	2.5
2006	141,026	318,616	6,969	325,585	2.3
2007	204,065	493,469	18,570	512,039	2.5
2008	227,773	559,558	41,514	601,072	2.6
2009	253,282	676,454	88,202	764,656	3.0
2010	346,004	806,096	185,398	991,494	2.9
2011	382,649	693,829	301,561	995,390	2.6
2012	474,871	581,241	466,465	1,047,706	2.2
2013	544,392	335,210	1,054,471	1,389,681	2.6
2014	116,204	6,705	190,260	196,965	1.7
Subtotal	3,268,320	6,311,551	2,354,407	8,665,958	2.7
United Kingdom:
2013	620,900	197,853	1,464,976	1,662,829	2.7
2014	351,319	17,787	834,371	852,158	2.4
Subtotal	972,219	215,640	2,299,347	2,514,987	2.6
Purchased bankruptcy receivables:
2010	11,971	18,004	4,943	22,947	1.9
2011	1,642	3,968	125	4,093	2.5
2012	83,436	39,319	59,501	98,820	1.2
2013	39,978	18,870	40,160	59,030	1.5
Subtotal	137,027	80,161	104,729	184,890	1.3
Total	$4,377,566	$6,607,352	$4,758,483	$11,365,835	2.6
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through March 31, 2014, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for charged off consumer receivables includes $120.7 million related to accounts that converted to bankruptcy after purchase.

(4)
The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom. Expected collections beyond the 84 to 96 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(5)	United States data includes immaterial results from Latin America.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2), (3)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	>2022	Total
Charged-off consumer receivables:
United States (4):
<2006	$431	$314	$165	$70	$17	$—	$—	$—	$—	$—	$997
2006	3,549	2,390	1,004	19	7	—	—	—	—	—	6,969
2007	8,552	6,427	2,888	672	26	5	—	—	—	—	18,570
2008	17,185	12,319	6,544	3,938	1,528	—	—	—	—	—	41,514
2009	34,731	25,716	14,129	7,595	4,430	1,601	—	—	—	—	88,202
2010	59,392	53,967	34,104	19,931	9,993	5,694	2,317	—	—	—	185,398
2011	93,842	88,198	53,308	31,831	17,821	8,759	5,665	2,137	—	—	301,561
2012	137,757	132,012	82,013	51,493	31,058	16,632	8,271	5,534	1,695	—	466,465
2013	231,078	271,579	193,981	128,683	86,784	58,198	38,771	23,175	14,422	7,800	1,054,471
2014	52,618	55,683	33,736	19,305	11,261	6,972	4,476	2,883	1,876	1,450	190,260
Subtotal	639,135	648,605	421,872	263,537	162,925	97,861	59,500	33,729	17,993	9,250	2,354,407
United Kingdom:
2013	151,446	223,326	207,171	182,066	159,022	140,542	126,841	115,953	106,399	52,210	1,464,976
2014	83,910	125,051	115,397	100,459	87,643	78,103	70,153	62,749	54,795	56,111	834,371
Subtotal	235,356	348,377	322,568	282,525	246,665	218,645	196,994	178,702	161,194	108,321	2,299,347
Purchased bankruptcy receivables:
2010	2,512	1,902	529	—	—	—	—	—	—	—	4,943
2011	55	42	26	2	—	—	—	—	—	—	125
2012	17,838	19,748	12,855	6,885	2,175	—	—	—	—	—	59,501
2013	13,526	15,115	8,755	2,652	112	—	—	—	—	—	40,160
Subtotal	33,931	36,807	22,165	9,539	2,287	—	—	—	—	—	104,729
Total	$908,422	$1,033,789	$766,605	$555,601	$411,877	$316,506	$256,494	$212,431	$179,187	$117,571	$4,758,483
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)	ERC for charged off consumer receivables includes $120.7 million related to accounts that converted to bankruptcy after purchase.

(3)
The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom. Expected collections beyond the 84 to 96 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(4)	United States data includes immaterial results from Latin America.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2014	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
United States (2):
2006	$1,516	$141,026	1.1%	0.2%
2007	4,544	204,065	2.2%	0.5%
2008	14,613	227,773	6.4%	1.7%
2009	17,241	253,282	6.8%	2.0%
2010	37,463	346,004	10.8%	4.3%
2011	86,522	382,649	22.6%	10.0%
2012	183,535	474,871	38.6%	21.2%
2013	407,235	544,392	74.8%	47.0%
2014	114,321	116,204	98.4%	13.2%
Subtotal	866,990	2,690,266	32.2%	100.0%
United Kingdom:
2013	604,962	620,900	97.4%	63.4%
2014	349,185	351,319	99.4%	36.6%
Subtotal	954,147	972,219	98.1%	100.0%
Purchased bankruptcy receivables:
2010	2,885	11,971	24.1%	3.5%
2011	57	1,642	3.5%	0.1%
2012	51,715	83,436	62.0%	62.3%
2013	28,236	39,978	70.6%	34.1%
Subtotal	82,893	137,027	60.5%	100.0%
Total	$1,904,030	$3,799,512	50.1%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	United States data includes immaterial results from Latin America.

Estimated Future Amortization of Portfolios
As of March 31, 2014, we had $1.9 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Charged-off Consumer Receivables United States	Charged-off Consumer Receivables United Kingdom	Purchased Bankruptcy Receivables	Total Amortization
2014	$184,133	$39,989	$24,081	$248,203
2015	233,111	105,363	28,850	367,324
2016	162,637	112,029	19,009	293,675
2017	105,581	101,822	8,720	216,123
2018	71,230	93,206	2,233	166,669
2019	36,627	90,619	—	127,246
2020	6,666	94,573	—	101,239
2021	66,923	103,721	—	170,644
2022	82	116,733	—	116,815
2023	—	89,856	—	89,856
2024	—	6,236	—	6,236
Total	$866,990	$954,147	$82,893	$1,904,030

Headcount by Function by Geographical Location
The following table summarizes our headcount by function by geographical location:

	Headcount as of March 31,
	2014		2013
	Domestic	International	Domestic	International
General & Administrative	988	1,529	591	576
Internal Legal Account Manager	69	60	19	24
Account Manager	265	2,415	180	1,399
	1,322	4,004	790	1,999

Gross Collections by Account Manager
The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended March 31,
	2014	2013
United States(1):
Gross collections—collection sites	$136,525	$126,562
Average active Account Manager	1,646	1,589
Collections per average active Account Manager	$82.9	$79.6
United Kingdom:
Gross collections—collection sites	$45,861	$—
Average active Account Manager	503	—
Collections per average active Account Manager	$91.2	$—
Overall:
Collections per average active Account Manager	$84.9	$79.6
________________________

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.

Gross Collections per Hour Paid
The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended March 31,
	2014	2013
United States(1):
Gross collections—collection sites	$136,525	$126,562
Total hours paid	741	728
Collections per hour paid	$184.2	$173.8
United Kingdom:
Gross collections—collection sites	$45,861	$—
Total hours paid	117	—
Collections per hour paid	$392.0	$—
Overall:
Collections per hour paid	$212.6	$173.8
________________________

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.

Collection Sites Direct Cost per Dollar Collected
The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013
United States(1):
Gross collections—collection sites	$136,525	$126,562
Direct cost(2)	$8,410	$7,243
Cost per dollar collected(3)	6.2%	5.7%
United Kingdom:
Gross collections—collection sites	$45,861	$—
Direct cost(2)	$2,723	$—
Cost per dollar collected	5.9%	—
Overall:
Cost per dollar collected	6.1%	5.7%
________________________

(1)	United States statistics include gross collections and direct costs for our India and Costa Rica call centers.

(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(3)	The increase in cost as a percentage of total collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to our AACC subsidiary.

Salaries and Employee Benefits by Function
The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended March 31,
	2014	2013
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$11,997	$7,243
Non-collection site salaries and employee benefits(2)	39,565	17,170
Subtotal	51,562	24,413
Tax lien business	1,739	1,418
	$53,301	$25,831
________________________

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(2)	Includes internal legal channel salaries and employee benefits of $5.7 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively.

Purchases by Quarter
The following table summarizes the charged-off consumer receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2012	2,132	$2,902,409	$130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.
Liquidity and Capital Resources
Historically, we have met our cash requirements by utilizing our cash flows from operations, bank borrowings, convertible debt offerings, and equity offerings. Our primary cash requirements have included the purchase of receivable portfolios, the acquisition of U.S. and international entities, operating expenses, the payment of interest and principal on borrowings, and the payment of income taxes.
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(2,591)	$23,693
Net cash (used in) provided by investing activities	(352,990)	54,651
Net cash provided by (used in) financing activities	420,853	(65,950)
On March 5, 2014, we sold $140.0 million in aggregate principal amount of 2.875% convertible senior notes due March 15, 2021 in a private placement transaction. On March 6, 2014, the initial purchasers exercised, in full, their option to purchase an additional $21.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $161.0 million of the convertible senior notes outstanding (collectively, the “2021 Convertible Notes”). The 2021 Convertible Notes are general unsecured obligations of Encore. The net proceeds from the sale of the 2021 Convertible Notes were approximately $155.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses paid by the Company. The Company used approximately $19.5 million of the net proceeds from this offering to pay the cost of the capped call transactions entered into in connection with the 2021 Convertible Notes and used the remainder of the net proceeds from this offering for general corporate purposes, including working capital.
On February 25, 2014, we amended our revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”). Under the Restated Credit Agreement, we have a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows us to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of March 31, 2014, we had $374.8 million outstanding and $469.6 million of availability under the Credit Facility, excluding the $250.0 million accordion.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £85.0 million (the “Cabot Credit Facility”). As of March 31, 2014, there was £80.0 million (approximately $133.4 million) outstanding and we had £5.0 million (approximately $8.3 million) available for borrowing. On February 7, 2014, in connection to the acquisition of Marlin, Cabot Financial UK borrowed £75.0 million (approximately $122.3 million) under this facility and used the proceeds to pay for a portion of the purchase price.
The Marlin Acquisition was financed with the £75.0 million (approximately $122.3 million) Cabot Credit Facility draw discussed above, and with borrowings under two senior secured bridge facilities (the “Senior Secured Bridge Facilities”) entered into on February 7, 2014. On March 21, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.5% Senior Secured Notes due 2021 (the “Cabot 2021 Notes”). The Senior Secured Bridge Facilities were paid in full using proceeds from borrowings under the Cabot 2021 Notes.
Propel has a $200.0 million syndicated loan facility (the “Propel Facility I”). The Propel Facility I is used to fund tax liens in Texas and Arizona. As of March 31, 2014, there was $157.3 million outstanding and $42.7 million of availability under our Propel Facility I.
Subsidiaries of Propel have a $100.0 million revolving credit facility (the “Propel Facility II”). The Propel Facility II is used to purchase tax liens in various states directly from taxing authorities. As of March 31, 2014, there was $17.5 million outstanding and $82.5 million of availability under our Propel Facility II. On May 6, 2014, we amended the Propel Facility II and increased the commitment amount from $100.0 million to the following: (a) during the period from July 1, 2014 to and including September 30, 2014, $190.0 million or (b) at any other time, $150.0 million. Refer to Note 9, “Debt - Propel Facilities” in the notes to our condensed consolidated financial statements for detailed information related to the Propel Facility II and the amendment.
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in payment agreements and contracts relating to unpaid real property taxes, assessments, and other charges secured by liens on real property located in the State of Texas (the “Texas Tax Liens”). In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by the Texas Tax Liens (the “Propel Notes”), due 2029. The payment agreements and contracts will be serviced by Propel. Proceeds from the sale of the Propel Notes will be used to pay the purchase price for the Texas Tax Liens to Propel, pay certain expenses incurred in connection with the issuance of the Propel Notes and fund certain reserves. Propel will use the net proceeds to pay down borrowings on the Propel Facility I.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement and our Cabot Credit Facility. All of our Texas tax liens are funded with cash from Propel operations and borrowings under the Propel Facility I. All of our tax liens purchased directly from state taxing authorities are funded with cash from operations and borrowings under the Propel Facility II.
See Note 9, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Operating Cash Flows
Net cash used in operating activities was $2.6 million during the three months ended March 31, 2014. Net cash provided by operating activities was $23.7 million during the three months ended March 31, 2013.
Cash used in operating activities during the three months ended March 31, 2014 was primarily related to a net decrease in operating liabilities, offset by net income of $18.8 million and various non-cash add backs in operating activities. Cash provided by operating activities during the three months ended March 31, 2013 was primarily related to net income of $19.4 million and various non-cash add backs in operating activities and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $353.0 million during the three months ended March 31, 2014. Net cash provided by investing activities was $54.7 million during the three months ended March 31, 2013.
The cash flows used in investing activities during the three months ended March 31, 2014 were primarily related to cash paid for the Marlin Acquisition, net of cash acquired, of $257.7 million, receivable portfolio purchases (excluding the portfolios acquired from the acquisition of Marlin of $208.5 million) of $257.2 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $161.9 million. The cash flows provided by investing activities during the three months ended March 31, 2013 were primarily related to gross collection proceeds applied to the principal of our receivable portfolios in the amount of $130.5 million, collections applied to our property tax payment agreements receivable of $11.8 million, offset by receivable portfolio purchases of $57.9 million, and originations of property tax payment agreements receivable of $27.4 million.

Capital expenditures for fixed assets acquired with internal cash flow were $3.0 million and $2.3 million for three months ended March 31, 2014 and 2013, respectively.
Financing Cash Flows
Net cash provided by financing activities was $420.9 million for the three months ended March 31, 2014. Net cash used in financing activities was $66.0 million during the three months ended March 31, 2013.
The cash provided by financing activities during the three months ended March 31, 2014 primarily reflects $457.3 million in borrowings under our Restated Credit Agreement, $288.6 million of proceeds from Cabot’s senior secured notes due 2021, and $161.0 million of proceeds from the issuance of the 2021 Convertible Notes, offset by $447.0 million in repayments of amounts outstanding under our Restated Credit Agreement and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction. The cash used in financing activities during the three months ended March 31, 2013 primarily reflects $91.8 million in repayments of amounts outstanding under our Restated Credit Agreement, offset by $33.7 million in borrowings under our Restated Credit Agreement.
We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $196.4 million as of March 31, 2014 (approximately $95.1 million of which were held at our Cabot subsidiary), our access to capital markets, and availability under our credit facilities.
Our future cash needs will depend on our acquisitions of portfolios and businesses.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At March 31, 2014, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Interest Rates. At March 31, 2014, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
We began to monitor and test Cabot’s system of internal control over financial reporting as part of management’s annual evaluation of internal control over financial reporting in 2014.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A – Risk Factors
There is no material change in the information reported under “Part I—Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 with the exception of the following risks related to our indebtedness:
Risks Related to Our Indebtedness
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As of March 31, 2014, our total long-term indebtedness outstanding was approximately $2.6 billion, which includes $1.6 billion of debt at our Cabot subsidiary. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
Despite our current consolidated indebtedness levels, we and our subsidiaries (including the guarantor of our Convertible Notes due 2020 and our Convertible Notes due 2021) may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, (some of which may be secured indebtedness under our Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”)). We will not be restricted under the terms of the indentures governing our Convertible Notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that are not limited by the terms of the indentures governing our Convertible Notes that could have the effect of diminishing our ability to make payments on our indebtedness. Our revolving credit facility and term loan facility (the “Credit Facility”) under the Restated Credit Agreement currently limits the ability of us and certain of our subsidiaries (including the guarantor of our Convertible Notes due 2020 and our Convertible Notes due 2021) to incur additional indebtedness; however, if that facility is repaid or matures, we may not be subject to similar restrictions under the terms of any subsequent indebtedness.
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
Risks Related to Our Convertible Notes and Common Stock
Our $115 million in aggregate principal amount of 3.0% convertible senior notes due November 27, 2017 (the “2017 Convertible Notes”), our $172.5 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 (the “2020 Convertible Notes”), our $161.0 million in aggregate principal amount of 2.875% convertible senior notes due March 15, 2021 (the “2021 Convertible Notes” and together with the 2017 Convertible Notes and the 2020 Convertible Notes, the “Convertible Notes”) and the guarantees (the “Guarantees”) of the 2020 Convertible Notes and the 2021 Convertible Notes by our wholly-owned subsidiary, Midland Credit Management, Inc. (the “Guarantor”), are effectively subordinated to our and the Guarantor’s secured indebtedness to the extent of the value of the assets securing that indebtedness.
The Convertible Notes and the Guarantees will be effectively subordinated to claims of our and the Guarantor’s secured creditors, respectively, to the value of the assets securing those claims. In the event of our bankruptcy, liquidation, reorganization or other winding up, our and the Guarantor’s assets that secure indebtedness ranking senior in right of payment to the Convertible Notes and the Guarantees, which includes all current and future amounts outstanding under our Credit Facility, will be available to pay obligations on the Convertible Notes or make payments under the Guarantees only after the secured indebtedness has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding or to fulfill obligations under the Guarantees. The indentures governing the Convertible Notes do not prohibit us from incurring additional senior indebtedness or secured indebtedness, nor do they prohibit any of our subsidiaries, including the Guarantor, from incurring additional liabilities.
As of March 31, 2014, our total consolidated indebtedness was approximately $2.6 billion, approximately $1.9 billion of which was secured indebtedness, and our non-guarantor subsidiaries had approximately $1.9 billion of liabilities (in each case, excluding intercompany liabilities and income tax-related liabilities). The Guarantor had approximately $429.8 million of secured indebtedness (including the guarantee of amounts outstanding under the Credit Facility and our senior secured notes) that would have been effectively senior to the Convertible Notes as of March 31, 2014.
Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries, and accordingly, we must rely on our subsidiaries to provide us with cash in order to pay amounts due on the Convertible Notes.
The Convertible Notes are our obligations exclusively. The Convertible Notes are not guaranteed by any of our subsidiaries other than the Guarantor, who has guaranteed the 2020 Convertible Notes and the 2021 Convertible Notes. Our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries. Accordingly, our ability to service our indebtedness, including the Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of those subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities, and other than the Guarantor have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from our subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.
Federal and state laws allow courts, under certain circumstances, to void guarantees and require noteholders to return payments received from guarantors.
The 2020 Convertible Notes and the 2021 Convertible Notes will be guaranteed by the Guarantor. The Guarantees may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or insolvency proceeding or a lawsuit is commenced by or on behalf of us or the Guarantor or by our unpaid creditors or the unpaid creditors of the Guarantor. Under these laws, a court could void the obligations under the Guarantees, subordinate the Guarantees of the Convertible Notes to the Guarantor’s other debt or take other action detrimental to the holders of the Convertible Notes and the Guarantees, if, among other things, the Guarantor, at the time it incurred the indebtedness evidenced by its Guarantees:

•	issued the Guarantees to delay, hinder or defraud present or future creditors;

•	received less than reasonably equivalent value or fair consideration for issuing the Guarantees at the time it issued the Guarantees;

•	was insolvent or rendered insolvent by reason of issuing the Guarantees;

•	was engaged, or about to engage, in a business or transaction for which its remaining assets constituted unreasonably small capital to carry on its business; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature.
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
We cannot be sure as to the standard that a court would use to determine whether or not a party was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the Guarantees would not be voided or the Guarantees would not be subordinated to the Guarantor’s other debt. If such a case were to occur, the Guarantees could also be subject to the claim that, since the Guarantees were incurred for our benefit and only indirectly for the benefit of the Guarantor, the obligations of the Guarantor were incurred for less than fair consideration.
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
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2013, elsewhere in our filings with the SEC from time to time or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely affect the trading price of the Convertible Notes.
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
Future sales of our common stock or the issuance of other equity securities may adversely affect the market price of our common stock and the trading price of the Convertible Notes.
In the future, we may sell additional shares of our common stock or other equity-related securities to raise capital or issue equity securities to finance acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options or vesting of restricted stock awards, upon conversion of the Convertible Notes and the warrant transactions entered into in connection with the 2017 Convertible Notes. We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.
The liquidity and trading volume of our common stock is limited. For the three months ended March 31, 2014, the average daily trading volume of our common stock was approximately 308,000 shares. The issuance or sale of substantial amounts of our common stock or other equity or equity-related securities (or the perception that such issuances or sales may occur) could adversely affect the market price of our common stock and the trading price of the Convertible Notes as well as our ability to raise capital through the sale of additional equity or equity-related securities. We cannot predict the effect that future issuances or sales of our common stock or other equity or equity-related securities would have on the market price of our common stock or the trading price of the Convertible Notes.
We may not have the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change or to settle conversions in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion and our current indebtedness contains, and our future indebtedness may contain, limitations on our ability to repurchase the Convertible Notes.
Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion of Convertible Notes, unless we deliver solely shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or to settle conversions in cash. In addition, our Restated Credit Agreement contains certain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase the Convertible Notes. Further, our ability to repurchase the Convertible Notes or to pay cash upon conversion may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes or to pay cash upon conversion of the Convertible Notes at a time when the repurchase or cash payment upon conversion is required by any indenture pursuant to which the Convertible Notes were offered would constitute a default under the relevant indenture. A default under any indenture could constitute a default under another indenture or our Restated Credit Agreement, and any such default or the fundamental change itself could also lead to a default under the Restated Credit Agreement or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
The 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. None of the 2017 Convertible Notes have been converted. In the event the conditional conversion feature of the 2020 Convertible Notes or the 2012 Convertible Notes is triggered, holders of those Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. Even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
Under U.S. GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Convertible Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes, and that original issue discount is amortized into interest expense over the term of the Convertible Notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense as a consequence of the amortization of the original issue discount to face amount of the Convertible Notes over the respective terms of the Convertible Notes and as a consequence of the amortization of the debt issuance costs. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the coupon interest of the Convertible Notes, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.
Under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their respective principal amount. Under the treasury stock method, for diluted earnings per share purposes, the convertible debt instrument is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method, as is currently the case with the Convertible Notes. If we are unable to use the treasury stock method in accounting for any shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share could be further adversely affected. In addition, if the conditional conversion feature of the Convertible Notes is triggered, even if holders of such notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.
Holders of the Convertible Notes will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.
Holders of Convertible Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to those Convertible Notes (if we have settled the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its Convertible Notes (if we have settled the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), that holder will not be entitled to vote on the amendment, although that holder will nevertheless be subject to any changes affecting our common stock.
The conditional conversion feature of the Convertible Notes could result in the holders of the Convertible Notes receiving less than the value of our common stock into which the Convertible Notes would otherwise be convertible.
The 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. None of the 2017 Convertible Notes have been converted. Prior to the close of business on the business day immediately preceding January 1, 2020 in the case of the 2020 Convertible Notes and September 15, 2020 in the case of the 2021 Convertible Notes, holders of Convertible Notes may convert those Convertible Notes only if specified conditions are met. If the specific conditions for conversion for those Convertible Notes are not met, holders of those Convertible Notes will not be able to convert their Convertible Notes, and they may not be able to receive the value of the cash, shares of common stock or combination of cash and shares of common stock, as applicable, into which those Convertible Notes would otherwise be convertible.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permits the excess conversion premium to be settled in cash or shares of common stock. Upon conversion of the 2020 Convertible Notes or the 2021 Convertible Notes, holders will receive cash, shares of common stock or a combination of cash and shares of common stock, at our election. If we settle our conversion obligation solely in cash or in a combination of cash and shares of common stock, the amount of consideration that holders of our Convertible Notes will receive upon conversion of their Convertible Notes will be determined by reference to the volume-weighted average prices of our common stock for each trading day in a 50 consecutive trading-day observation period applicable to each series of the Convertible Notes. For the 2017 Convertible Notes, this period would be (i) if the relevant conversion date occurs prior to May 27, 2017, the 50 consecutive trading-day period beginning on, and including, the second trading day after this conversion date; and (ii) if the relevant conversion date occurs on or after May 27, 2017, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding the maturity date. For the 2020 Convertible Notes, this period would be (i) if the relevant conversion date occurs prior to January 1, 2020, the 50 consecutive trading-day period beginning on, and including, the second trading day after this conversion date; and (ii) if the relevant conversion date occurs on or after January 1, 2020, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding the maturity date. For the 2021 Convertible Notes, this period would be (i) if the relevant conversion date occurs prior to September 15, 2

020, the 50 consecutive trading-day period beginning on, and including, the second trading day after such conversion date; and (ii) if the relevant conversion date occurs on or after September 15, 2020, the 50 consecutive trading days beginning on, and including, the 52nd scheduled trading day immediately preceding the maturity date. Accordingly, if the price of our common stock decreases during the applicable observation period, the amount and/or value of consideration holders of the Convertible Notes will receive will be adversely affected. In addition, if the market price of our common stock at the end of the applicable observation period is below the average of the volume-weighted average price of our common stock during that period, the value of any shares of our common stock that holders of Convertible Notes will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that those holders will receive.
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
If a make-whole fundamental change occurs prior to the maturity date, under certain circumstances, we will increase the conversion rate by a number of additional shares of our common stock for Convertible Notes converted in connection with that make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in that transaction. The adjustment to the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may not adequately compensate holders of the Convertible Notes for any lost value of the Convertible Notes as a result of that transaction. In addition, if the price of our common stock in the transaction is, in the case of the 2017 Convertible Notes, greater than $150.00 per share or less than $25.25 per share, in the case of the 2020 Convertible Notes, greater than $250.00 per share or less than $35.17 per share, or in the case of the 2021 Convertible Notes, greater than $300.00 per share or less than $47.51 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Convertible Notes as a result of any adjustment exceed, in the case of the 2017 Convertible Notes, 39.6039 shares, in the case of the 2020 Convertible Notes, 28.4333 shares, or in the case of the 2021 Convertible Notes, 21.0482 shares, in each case subject to adjustments described in the applicable series of Convertible Notes.
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
Prior to the respective offerings of the 2017 Convertible Notes, the 2020 Convertible Notes and the 2021 Convertible Notes, there was no trading market for the Convertible Notes, and we do not intend to apply to list the Convertible Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We were informed by the initial purchasers that they intended to make a market in the Convertible Notes after the offering is completed. However, the initial purchasers may cease their market-making at any time without notice. In addition, the liquidity of the trading market in the Convertible Notes, and the market price quoted for the Convertible Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, we cannot assure holders of the Convertible Notes that an active trading market will develop for the Convertible Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Convertible Notes may be adversely affected. In that case holders of the Convertible Notes may not be able to sell their Convertible Notes at a particular time or at a favorable price.
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
The conversion rate of the Convertible Notes will be adjusted in certain circumstances. Under Section 305(c) of the Internal Revenue Code of 1986, as amended (the “Code”), adjustments (or failures to make adjustments) that have the effect of increasing a holder’s proportionate interest in our assets or earnings and profits may in some circumstances result in a deemed distribution to that holder. Certain of the conversion rate adjustments with respect to the Convertible Notes (including, without limitation, adjustments in respect of taxable dividends to holders of our common stock) will result in deemed distributions to the holders of Convertible Notes even though they have not received any cash or property as a result of those adjustments. In addition, an adjustment to the conversion rate in connection with a make-whole fundamental change may be treated as a deemed distribution. Any deemed distributions will be taxable as a dividend, return of capital or capital gain in accordance with the distribution rules under the Code. If a holder of the Convertible Notes is a non-U.S. holder , any deemed dividend may be subject to U.S. withholding tax at a 30% rate or such lower rate as may be specified by an applicable tax treaty, which may be set off against subsequent payments on the Convertible Notes (or in certain circumstances, on our common stock). Under proposed regulations, certain “dividend equivalent” payments may be subject to withholding tax at a different time or in a different amount than the withholding tax otherwise imposed on dividends and constructive dividends.
The 2020 Convertible Notes and 2021 Convertible Notes capped call transactions may affect the value of the Convertible Notes and our common stock.
In connection with the offering and sale of the 2020 Convertible Notes and the 2021 Convertible Notes, we entered into capped call transactions with the option counterparties (the “Option Counterparties”). The capped call transactions are expected to reduce the potential dilution and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the 2020 Convertible Notes or the 2021 Convertible Notes, with any reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the Option Counterparties or their respective affiliates expected to enter into various derivative transactions with respect to our common stock and/or purchase shares of our common stock in privately negotiated transactions and/or open market transactions concurrently with or shortly after the pricing of the respective Convertible Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Convertible Notes at that time.
In addition, the Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could affect a holder’s ability to convert the Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of the Convertible Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of the Convertible Notes.
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

Item 5 – Other Information
Propel Securitization
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in payment agreements and contracts relating to unpaid real property taxes, assessments, and other charges secured by liens on real property located in the State of Texas (the “Texas Tax Liens”). In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by the Texas Tax Liens (the “Propel Notes”), due 2029. The payment agreements and contracts will continue to be serviced by Propel. The Notes were offered and sold in a private placement to qualified purchasers in the United States in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to qualified purchasers outside the United States who are non-U.S. persons (as defined under the Securities Act) in accordance with Regulation S thereunder.
The Notes are payable solely from the collateral and represent non-recourse obligations of PFS Tax Lien Trust 2014-1 (the “Issuer”), a Delaware statutory trust and a subsidiary of Propel. The Notes will be issued with an initial balance of $134.0 million. Interest will accrue monthly at the rate of 1.44% per annum. Payments of principal and interest on the Notes will be made on the 15th day of each calendar month, commencing on June 16, 2014. Principal and accrued interest on the Notes will be payable in full on the Stated Maturity Date, May 15, 2029. On any payment date when the outstanding note balance is less than 15% of the initial note balance, the Issuer, at its option, may redeem all of the Notes, or the Depositor at its option may purchase all (but not less than all) of the remaining Texas Tax Lien assets and cause the Issuer to effect an early redemption of all of the Notes. The Notes have been rated AAA by Standard & Poor’s and by Kroll Bond Rating Agency.
Proceeds from the sale of the Propel Notes will be used to pay the purchase price for the Texas Tax Liens to Propel, pay certain expenses incurred in connection with the issuance of the Propel Notes and fund certain reserves. Propel will use the net proceeds to pay down borrowings on the Propel Facility I.
The Notes have not been and will not be registered under the Securities Act or any state or foreign securities laws and may not be offered or sold in the United States absent registration under the Securities Act or reliance upon an available exemption from such registration requirements.
Amendment to Propel Facility II
On May 6, 2014, the Propel Facility II was amended by the parties thereto. Refer to Note 9, “Debt - Propel Facilities” in the notes to our condensed consolidated financial statements for detailed information related to the Propel Facility II and the amendment.

Item 6 – Exhibits

4.1
Indenture (including form of Note), dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

4.2
Second Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee (filed herewith)

4.3
Second Supplemental Indenture, dated March 14, 2014, by and among Marlin Intermediate Holdings plc, Cabot Financial Limited, the subsidiary guarantors party thereto and the Bank of New York Mellon, London Branch, as trustee (filed herewith)

4.4
Indenture (including form of Note), dated March 27, 2014, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014)

4.5	Indenture (including form of Note), dated May 6, 2014, by and between PFS Tax Lien Trust 2014-1 and Citibank, N.A., as trustee (filed herewith)

10.1
Letter Agreement, dated March 5, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.2
Letter Agreement, dated March 5, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.3
Letter Agreement, dated March 5, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.4
Letter Agreement, dated March 5, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.5
Letter Agreement, dated March 6, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.6
Letter Agreement, dated March 6, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.7
Letter Agreement, dated March 6, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.8
Letter Agreement, dated March 6, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.9+	Restricted Stock Award Grant Notice and Agreement, dated March 7, 2014, between Encore Capital Group, Inc. and Paul Grinberg (filed herewith)

10.10+	Restricted Stock Award Grant Notice and Agreement, dated April 15, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (filed herewith)

10.11+	Restricted Stock Award Grant Notice and Agreement, dated April 15, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (filed herewith)

10.12+	Performance Stock Grant Notice and Agreement, dated June 4, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (filed herewith)

10.13*
Amendment No. 1 to Tax Lien Loan and Security Agreement, dated May 6, 2014, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

 ________________________

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
Date: May 8, 2014