Form 10-Q
period 2014-06-30
ENCORE CAPITAL GROUP INC
filed 2014-08-07
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2014
Common Stock, $0.01 par value	25,631,325 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$123,407	$126,213
Investment in receivable portfolios, net	1,987,985	1,590,249
Deferred court costs, net	45,577	41,219
Receivables secured by property tax liens, net	279,608	212,814
Property and equipment, net	58,839	55,783
Other assets	217,471	154,783
Goodwill	879,910	504,213
Total assets	$3,592,797	$2,685,274
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$163,958	$137,272
Debt	2,715,866	1,850,431
Other liabilities	99,209	95,100
Total liabilities	2,979,033	2,082,803
Commitments and contingencies
Redeemable noncontrolling interest	31,730	26,564
Redeemable equity component of convertible senior notes	10,488	—
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,631 shares and 25,457 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	256	255
Additional paid-in capital	116,037	171,819
Accumulated earnings	441,369	394,628
Accumulated other comprehensive gain	10,936	5,195
Total Encore Capital Group, Inc. stockholders’ equity	568,598	571,897
Noncontrolling interest	2,948	4,010
Total equity	571,546	575,907
Total liabilities, redeemable equity and equity	$3,592,797	$2,685,274
The following table includes assets that can only be used to settle the liabilities of the Company’s consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated statements of financial condition above. See Note 11 “Variable Interest Entities” for additional information on the Company’s VIEs.

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$52,827	$62,403
Investment in receivable portfolios, net	1,002,980	620,312
Deferred court costs, net	4,317	—
Receivables secured by property tax liens, net	127,273	—
Property and equipment, net	14,816	13,755
Other assets	91,366	33,772
Goodwill	728,045	376,296
Liabilities
Accounts payable and accrued liabilities	$80,791	$47,219
Debt	1,699,343	846,676
Other liabilities	7,261	1,897
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Revenue from receivable portfolios, net	$248,231	$152,024	$485,799	$292,707
Other revenues	14,149	380	25,498	681
Net interest income	6,815	3,717	11,639	7,319
Total revenues	269,195	156,121	522,936	300,707
Operating expenses
Salaries and employee benefits	64,355	32,969	122,492	61,801
Cost of legal collections	50,029	44,483	99,854	86,741
Other operating expenses	22,041	13,797	48,464	27,062
Collection agency commissions	9,153	5,230	17,429	8,559
General and administrative expenses	38,282	27,601	74,976	43,943
Depreciation and amortization	6,829	2,158	12,946	4,004
Total operating expenses	190,689	126,238	376,161	232,110
Income from operations	78,506	29,883	146,775	68,597
Other (expense) income
Interest expense	(43,218)	(7,482)	(81,180)	(14,336)
Other income (expense)	75	(4,122)	340	(3,963)
Total other expense	(43,143)	(11,604)	(80,840)	(18,299)
Income before income taxes	35,363	18,279	65,935	50,298
Provision for income taxes	(14,010)	(7,267)	(25,752)	(19,838)
Net income	21,353	11,012	40,183	30,460
Net loss attributable to noncontrolling interest	2,208	—	6,558	—
Net income attributable to Encore Capital Group, Inc. stockholders	$23,561	$11,012	$46,741	$30,460

Earnings per share attributable to Encore Capital Group, Inc.:

Basic	$0.91	$0.46	$1.81	$1.28
Diluted	$0.86	$0.44	$1.68	$1.24

Weighted average shares outstanding:
Basic	25,798	23,966	25,774	23,707
Diluted	27,492	24,855	27,790	24,652
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,353	$11,012	$40,183	$30,460
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on derivative instruments	480	(1,574)	2,068	(954)
Unrealized gain (loss) on foreign currency translation	3,525	(583)	3,674	(697)
Other comprehensive gain (loss), net of tax	4,005	(2,157)	5,742	(1,651)
Comprehensive income	25,358	8,855	45,925	28,809
Comprehensive loss attributable to noncontrolling interest:
Net loss	2,208	—	6,558	—
Unrealized gain on foreign currency translation	(618)	—	(470)	—
Comprehensive loss attributable to noncontrolling interests	1,590	—	6,088	—
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$26,948	$8,855	$52,013	$28,809
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$40,183	$30,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,946	4,004
Other non-cash interest expense	13,974	3,550
Stock-based compensation expense	9,551	5,180
Recognized loss on termination of derivative contract	—	3,630
Deferred income taxes	9,616	(3,297)
Excess tax benefit from stock-based payment arrangements	(10,756)	(3,848)
Reversal of allowances on receivable portfolios, net	(6,652)	(4,680)
Changes in operating assets and liabilities
Deferred court costs and other assets	(23,801)	(7,010)
Prepaid income tax and income taxes payable	(9,038)	(19,559)
Accounts payable, accrued liabilities and other liabilities	1,574	2,821
Net cash provided by operating activities	37,597	11,251
Investing activities:
Cash paid for acquisitions, net of cash acquired	(303,532)	(293,329)
Purchases of receivable portfolios, net of put-backs	(475,121)	(98,196)
Collections applied to investment in receivable portfolios, net	325,451	260,531
Originations and purchases of receivables secured by tax liens	(85,014)	(87,961)
Collections applied to receivables secured by tax liens	53,216	27,097
Purchases of property and equipment	(8,943)	(5,335)
Other	—	(5,530)
Net cash used in investing activities	(493,943)	(202,723)
Financing activities:
Payment of loan costs	(14,673)	(11,846)
Proceeds from credit facilities	679,872	514,065
Repayment of credit facilities	(732,857)	(228,175)
Proceeds from senior secured notes	288,645	—
Repayment of senior secured notes	(7,500)	(6,250)
Proceeds from issuance of convertible senior notes	161,000	150,000
Proceeds from issuance of securitized notes	134,000	—
Repayment of securitized notes	(8,793)	—
Proceeds from issuance of preferred equity certificates	20,596	—
Repayment of preferred equity certificates	(6,297)	—
Purchases of convertible hedge instruments	(33,576)	(15,750)
Repurchase of common stock	(16,815)	(729)
Taxes paid related to net share settlement of equity awards	(18,375)	(8,420)
Excess tax benefit from stock-based payment arrangements	10,756	3,848
Other, net	1,859	(610)
Net cash provided by financing activities	457,842	396,133
Net increase in cash and cash equivalents	1,496	204,661
Effect of exchange rate changes on cash	(4,302)	—
Cash and cash equivalents, beginning of period	126,213	17,510
Cash and cash equivalents, end of period	$123,407	$222,171
Supplemental disclosures of cash flow information:
Cash paid for interest	$54,672	$12,537
Cash paid for income taxes	37,805	40,513
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$3,766	$1,189
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom, historically specializing in higher balance, semi-performing accounts. Cabot’s February 2014 acquisition of Marlin Financial Group Limited (“Marlin”) provides Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Encore’s majority-owned subsidiary, Grove Holdings (“Grove”), through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or IVAs) in the United Kingdom and bank and non-bank receivables in Spain. Encore’s majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is one of the market leaders in debt collection and management in Colombia and Peru. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchases delinquent tax liens directly from selected taxing authorities.
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
Where consumers are not locatable or refuse to engage in a constructive dialogue, Cabot will pass these accounts through a litigation scorecard and rule set in order to assess suitability for legal action. Through Cabot’s newly acquired subsidiary, Marlin, a leading acquirer of non-performing consumer debt in the United Kingdom, Cabot has a competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables.
On April 1, 2014, the Company completed the acquisition of a controlling equity ownership interest in Grove. Grove, through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or IVAs) in the United Kingdom and bank and non-bank receivables in Spain.
Colombia and Peru. Refinancia is one of the market leaders in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals with defaulted credit records, payment plan guarantee services through merchants and loan guarantee services to financial institutions.
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
Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates in various other states (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than would be assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to outstanding property tax payments, interest and penalties. In most cases, such Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase.
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
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation.
On June 13, 2013, the Company completed its merger with Asset Acceptance Capital Corp. (“AACC”), on July 1, 2013, the Company completed its acquisition of Cabot (the “Cabot Acquisition”), and on February 7, 2014, Cabot acquired Marlin. The condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 only include the results of operations of AACC since the closing date of the merger with AACC and do not include the results of operations of Cabot, as the acquisition was not completed until after June 30, 2013. The condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 includes the results of the operations of Marlin since the date of the acquisition.
Translation of Foreign Currencies
The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities are translated as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and losses are included in other income or expense.
Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard “Revenue from Contracts with Customers.” This new standard supersedes the existing revenue recognition guidance under GAAP, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard, which does not apply to financial instruments, is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is in the process of evaluating the impact of the adoption of the standard on its financial statements.
Note 2: Business Combinations
Marlin Acquisition
On February 7, 2014, Cabot, through its subsidiary Cabot Financial Holdings Group Limited (“Cabot Financial Holdings”), entered into a Share Sale and Purchase Agreement (the “Marlin Purchase Agreement”), pursuant to which Cabot acquired (a) the entire issued share capital of Marlin, and (b) certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited, which is a direct wholly-owned subsidiary of Marlin (the “Marlin Acquisition”), from funds managed by Duke Street LLP and certain individuals, including certain executive management of Marlin (collectively, the “Sellers”).
Pursuant to the terms and conditions of the Marlin Purchase Agreement and certain ancillary agreements, Cabot Financial Holdings purchased from the Sellers all of the issued and outstanding equity securities of Marlin and certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited and assumed substantially all of the outstanding debt of Marlin

Intermediate Holdings plc, a subsidiary of Marlin. The purchase price consisted of £166.8 million (approximately $274.1 million) in cash consideration, of which £44.8 million (approximately $73.7 million) was used to pay off Marlin’s fixed rate loan notes. In addition, Cabot assumed £150.0 million (approximately $246.5 million) of Marlin’s outstanding senior secured notes. The Marlin Acquisition was financed with borrowings under Cabot’s existing revolving credit facility and under Cabot’s new senior secured bridge facilities. Refer to Note 10, “Debt” for further details of Cabot’s revolving credit facility and senior secured bridge facilities.
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
The components of the preliminary purchase price allocation for the Marlin Acquisition are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$274,068
Allocation of purchase price:
Cash	$16,342
Investment in receivable portfolios	208,450
Deferred court costs	914
Property and equipment	1,508
Other assets	18,091
Liabilities assumed	(301,180)
Identifiable intangible assets	1,819
Goodwill	328,124
Total net assets acquired	$274,068
The goodwill recognized is primarily attributable to (i) the ability to utilize Marlin’s proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables and (ii) synergies that are expected to be achieved by applying Cabot’s scoring model to Marlin’s portfolio. The Company is still finalizing its analysis of the effects of these synergies which, when finalized, will be incorporated into Marlin and Cabot’s estimated remaining collections. The entire goodwill of $328.1 million related to the Marlin Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the Marlin Acquisition were approximately $9.8 million for the six months ended June 30, 2014, and have been expensed in the accompanying condensed consolidated statements of income within general and administrative expenses.
Pro forma financial information for the Marlin Acquisition has not been included as the computation of such information is impracticable.
Other Acquisitions
In addition to the business combination transaction discussed above, the Company completed certain other acquisitions in 2013, including the acquisition of Refinancia in December 2013. On April 1, 2014, the Company completed the acquisition of approximately 68.2% of the equity ownership interest in Grove. On May 2, 2014, Propel completed the acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate.

Note 3: Earnings Per Share
Basic earnings per share is calculated by dividing net earnings attributable to Encore by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock, warrants, and the dilutive effect of convertible senior notes.
On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. During the three months ended June 30, 2014, the Company has repurchased 400,000 shares of its common stock for approximately $16.8 million. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding—basic	25,798	23,966	25,774	23,707
Dilutive effect of stock-based awards	651	849	800	945
Dilutive effect of convertible senior notes	1,043	40	1,195	—
Dilutive effect of warrants	—	—	21	—
Weighted average common shares outstanding—diluted	27,492	24,855	27,790	24,652
No anti-dilutive employee stock options were outstanding during the three and six months ended June 30, 2014 or 2013.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. For the three months ended June 30, 2014 and 2013, diluted earnings per share includes the effect of the common shares issuable upon conversion of the 2017 Convertible Notes because the average stock price exceeded the conversion price of these notes. For the six months ended June 30, 2014, diluted earnings per share includes the effect of the common shares issuable upon conversion of the 2017 Convertible Notes and the 2020 Convertible Notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Senior Notes,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00 and the 2020 Convertible Notes to $61.55. On January 2, 2014, the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes were converted during the three and six months ended June 30, 2014.
In conjunction with the issuance of the 2017 Convertible Notes, the Company entered into privately negotiated transactions with certain counterparties and sold warrants to purchase approximately 3.6 million shares of its common stock. The warrants had an exercise price of $44.19. On December 16, 2013, the Company entered into amendments with the same counterparties to exchange the original warrants with new warrants with an exercise price of $60.00. All other terms and settlement provisions remain unchanged. The warrant restrike transaction was completed on February 6, 2014. Diluted earnings per share includes the effect of these warrants for the six months ended June 30, 2014. The effect of the warrants was anti-

dilutive for the three months ended June 30, 2014 and 2013, and six months ended June 30, 2013. Refer to Note 10, “Debt—Encore Convertible Senior Notes—2017 Convertible Senior Notes” for further details of the warrant restrike transaction.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$978	$—	$978
Interest rate cap contracts	—	22	—	22
Liabilities
Foreign currency exchange contracts	—	(1,418)	—	(1,418)
Temporary Equity
Redeemable noncontrolling interests	—	—	(31,730)	(31,730)

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$46	$—	$46
Interest rate cap contracts	—	202	—	202
Liabilities
Foreign currency exchange contracts	—	(4,123)	—	(4,123)
Temporary Equity
Redeemable noncontrolling interests	—	—	(26,564)	(26,564)
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
Redeemable Noncontrolling Interests:
Some minority shareholders in certain subsidiaries of the Company have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the subsidiary if the Company chooses not to purchase their interests at fair value. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments do not affect the calculation of earnings per share.
The components of the change in the redeemable noncontrolling interests for the period ended June 30, 2014 are presented in the following table:

Amount
Balance at December 31, 2013	$26,564
Initial redeemable noncontrolling interest related to business combinations	4,753
Net loss attributable to redeemable noncontrolling interests	(5,001)
Adjustment of the redeemable noncontrolling interests to fair value	4,957
Effect of foreign currency translation attributable to redeemable noncontrolling interests	457
Balance at June 30, 2014	$31,730
Financial Instruments Not Required To Be Carried At Fair Value
Investment in Receivable Portfolios:
The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows generated by its proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. In accordance with authoritative guidance related to fair value measurements, the Company estimates the average cost to collect and discount rates based on its estimate of what a market participant might use in valuing these portfolios. The determination of such inputs requires significant judgment, including assessing the assumed buyer’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 12.0%, respectively, for United States portfolios, and approximately 30.2% and 19.5%, respectively, for United Kingdom portfolios. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of June 30, 2014 and December 31, 2013. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and United Kingdom portfolios by approximately $38.0 million and $34.3 million, respectively, as of June 30, 2014. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.0 billion and $1.6 billion as of June 30, 2014 and December 31, 2013, respectively.
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

Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $448.5 million, net of debt discount of $55.7 million as of June 30, 2014, and $287.5 million, net of debt discount of $42.2 million as of December 31, 2013, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices, was approximately $552.9 million and $412.4 million as of June 30, 2014 and December 31, 2013, respectively.
Propel’s borrowings under its revolving credit facilities, term loan facility, and securitized notes are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.
Cabot’s senior secured notes due 2019 are carried at the fair value determined at the time of the Cabot Acquisition, adjusted by the accretion of debt premium. Cabot’s senior secured notes due 2020 and 2021 are carried at historical cost. Marlin’s senior secured notes due 2020 are carried at the fair value determined at the time of the Marlin Acquisition, adjusted by the accretion of debt premium. The carrying value of all the above senior secured notes then outstanding for the Company was $1.3 billion, including debt premium of $79.4 million, as of June 30, 2014, and $646.9 million, including debt premium of $43.6 million, as of December 31, 2013. The fair value estimate for these senior notes, which incorporates quoted market prices, was approximately $1.3 billion and $680.7 million as of June 30, 2014 and December 31, 2013, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the Cabot Acquisition and at June 30, 2014, that the carrying value of these preferred equity certificates approximates fair value.
Note 5: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Most of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary also holds interest rate cap contracts with an aggregated notional amount of £125.0 million (approximately $213.7 million) that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts. The impact of the interest rate cap contracts to the Company’s consolidated financial statements for the three and six months ended June 30, 2014, was immaterial.
Interest Rate Swaps
As of June 30, 2014, the Company had no outstanding interest rate swap agreements. During the three and six months ended June 30, 2013, the Company utilized interest rate swap contracts to manage risks related to interest rate fluctuation. These derivatives were designated as cash flow hedges in accordance with authoritative accounting guidance. The hedging instruments had been highly effective since the inception of the hedge program, therefore no gains or losses were reclassified from other comprehensive income (“OCI”) into earnings as a result of hedge ineffectiveness.
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
As of June 30, 2014, the total notional amount of the forward contracts to buy Indian rupees in exchange for United States dollars was $48.2 million. As of June 30, 2014, all outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $1.0 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the six months ended June 30, 2014, and 2013.

The Company does not enter into derivative instruments for trading or speculative purposes.
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(1,418)	Other liabilities	$(4,123)
Foreign currency exchange contracts	Other assets	978	Other assets	46
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	22	Other assets	202
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended			Three Months Ended			Three Months Ended
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$—	$151	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	760	(2,540)	Salaries and employee benefits	(219)	(219)	Other (expense) income	—	—
Foreign currency exchange contracts	134	(531)	General and administrative expenses	(40)	(44)	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Six Months Ended			Six Months Ended			Six Months Ended
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$—	$374	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	2,645	(1,938)	Salaries and employee benefits	(575)	(268)	Other (expense) income	—	—
Foreign currency exchange contracts	321	(428)	General and administrative expenses	(97)	(52)	Other (expense) income	—	—

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
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool (up to 120 months for Cabot’s semi-performing pools). The Company often experiences collections beyond the 84 to 96 month collection forecast. As of June 30, 2014, the total estimated remaining collections beyond the 84 to 96 month collection forecast, which are not included in the calculation of the Company’s IRRs, were $145.5 million. The collection forecast estimates for Cabot include a 120 month collection period which is included in its estimated remaining collections and is used for calculating its IRRs.
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

The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936
Revenue recognized, net	(231,057)	(6,511)	(237,568)
Net additions on existing portfolios(1)	92,325	8,555	100,880
Additions for current purchases(1)(2)	591,205	—	591,205
Balance at March 31, 2014	2,843,944	10,509	2,854,453
Revenue recognized, net	(241,523)	(6,708)	(248,231)
Net additions on existing portfolios(1)	80,582	6,135	86,717
Additions for current purchases(1)	218,047	—	218,047
Balance at June 30, 2014	$2,901,050	$9,936	$2,910,986

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2012	$984,944	$17,366	$1,002,310
Revenue recognized, net	(135,072)	(5,611)	(140,683)
Net additions on existing portfolios(1)	173,634	7,061	180,695
Additions for current purchases(1)	66,808	—	66,808
Balance at March 31, 2013	1,090,314	18,816	1,109,130
Revenue recognized, net	(144,186)	(7,838)	(152,024)
Net additions on existing portfolios(1)	30,458	10,784	41,242
Additions for current purchases(1)(3)	645,865	—	645,865
Balance at June 30, 2013	$1,622,451	$21,762	$1,644,213
________________________

(1)	Estimated remaining collections and accretable yield include anticipated collections beyond the 84 to 96 month collection forecast for United States portfolios.

(2)	Includes $208.5 million of portfolios acquired in connection with the Marlin Acquisition discussed in Note 2, “Business Combinations.”

(3)	Includes $383.4 million of portfolios acquired in connection with the merger with AACC.
During the three months ended June 30, 2014, the Company purchased receivable portfolios with a face value of $3.1 billion for $225.8 million, or a purchase cost of 7.3% of face value. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $0.4 billion. During the three months ended June 30, 2013, the Company purchased receivable portfolios with a face value of $68.9 billion for $423.1 million, or a purchase cost of 0.6% of face value. Included in this amount is the purchase of receivables related to AACC of $383.4 million with a face value of $68.2 billion or a purchase cost of 0.6% of face value. The lower purchase rate for the AACC portfolio is due to the Company’s purchase of AACC which included all portfolios owned, including accounts that have no value. No value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the accounts being sold to the Company prior to sale.
During the six months ended June 30, 2014, the Company purchased receivable portfolios with a face value of $7.4 billion for $693.3 million, or a purchase cost of 9.4% of face value. Purchases of charged-off credit card portfolios include $208.5 million of receivables acquired in conjunction with the Marlin Acquisition. The estimated future collections at acquisition for all portfolios purchased during the period amounted to $1.4 billion. During the six months ended June 30, 2013, the Company purchased receivable portfolios with a face value of $70.5 billion for $481.9 million, or a purchase cost of 0.7% of face value. As discussed above, included in this amount is the purchase of receivables related to our merger with AACC.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended June 30, 2014 and 2013, Zero Basis Revenue was approximately $3.4 million and $4.7 million, respectively. During the six months ended June 30, 2014 and 2013, Zero Basis Revenue was approximately $7 million and $9.4 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended June 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,900,177	$3,853	$—	$1,904,030
Purchases of receivable portfolios	225,762	—	—	225,762
Transfer of portfolios	(7,163)	7,163	—	—
Gross collections(1)	(400,983)	(1,589)	(6,708)	(409,280)
Put-backs and recalls	(5,588)	(254)	—	(5,842)
Foreign currency adjustments	24,765	319	—	25,084
Revenue recognized	241,407	—	3,402	244,809
Portfolio allowance reversals, net	116	—	3,306	3,422
Balance, end of period	$1,978,493	$9,492	$—	$1,987,985
Revenue as a percentage of collections(2)	60.2%	—%	50.7%	59.8%
	Three Months Ended June 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$801,525	$—	$—	$801,525
Purchases of receivable portfolios	423,113	—	—	423,113
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(1)	(269,710)	(842)	(7,836)	(278,388)
Put-backs and recalls	(1,543)	(31)	(2)	(1,576)
Revenue recognized	143,607	—	4,743	148,350
Portfolio allowance reversals, net	579	—	3,095	3,674
Balance, end of period	$1,090,922	$5,776	$—	$1,096,698
Revenue as a percentage of collections(2)	53.2%	—%	60.5%	53.3%

	Six Months Ended June 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios(3)	693,327	—	—	693,327
Transfer of portfolios	(7,163)	7,163	—	—
Gross collections(1)	(790,486)	(2,249)	(13,219)	(805,954)
Put-backs and recalls	(8,823)	(403)	—	(9,226)
Foreign currency adjustments	33,471	319	—	33,790
Revenue recognized	472,154	—	6,993	479,147
Portfolio allowance reversals, net	426	—	6,226	6,652
Balance, end of period	$1,978,493	$9,492	$—	$1,987,985
Revenue as a percentage of collections(2)	59.7%	—%	52.9%	59.5%
	Six Months Ended June 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios (4)	481,884	—	—	481,884
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(1)	(534,269)	(842)	(13,447)	(548,558)
Put-backs and recalls	(2,421)	(31)	(2)	(2,454)
Revenue recognized	278,622	—	9,405	288,027
Portfolio allowance reversals, net	636	—	4,044	4,680
Balance, end of period	$1,090,922	$5,776	$—	$1,096,698
Revenue as a percentage of collections(2)	52.2%	—%	69.9%	52.5%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(3)	Purchases of portfolio receivables include $208.5 million acquired in connection with the Marlin Acquisition in February 2014 discussed in Note 2, “Business Combinations.”

(4)	Includes $383.4 million of portfolios acquired in connection with the merger with AACC.
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$89,850	$104,267	$93,080	$105,273
Provision for portfolio allowances	—	—	—	479
Reversal of prior allowances	(3,422)	(3,674)	(6,652)	(5,159)
Balance at end of period	$86,428	$100,593	$86,428	$100,593
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
Deferred Court Costs consist of the following as of the dates presented (in thousands):

	June 30, 2014	December 31, 2013
Court costs advanced	$465,258	$399,274
Court costs recovered	(175,849)	(147,166)
Court costs reserve	(243,832)	(210,889)
	$45,577	$41,219
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$(227,275)	$(162,500)	$(210,889)	$(149,080)
Provision for court costs	(16,557)	(13,594)	(32,943)	(27,014)
Balance at end of period	$(243,832)	$(176,094)	$(243,832)	$(176,094)
Note 8: Receivables Secured by Property Tax Liens, Net
Propel’s receivables are secured by property tax liens. Repayment of the property tax liens is generally dependent on the property owner but can also come through payments from other lien holders or foreclosure on the properties. Propel records these receivables secured by property tax liens at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. Propel accrues interest on all past due receivables secured by tax liens as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific portfolio, it would be placed on non-accrual basis and, at that time, all accrued interest would be reversed. No receivables secured by property tax liens have been placed on a non-accrual basis. The typical redemption period for receivables secured by property tax liens is within 84 months.
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in receivables secured by property tax liens on real property located in the State of Texas. In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by these property tax liens. The special purpose entity that is used for the securitization is consolidated by the Company as a VIE. The receivables recognized as a result of consolidating this VIE do not represent assets that can be used to satisfy claims against the Company’s general assets.
At June 30, 2014, the Company had approximately $279.6 million in receivables secured by property tax liens, of which $127.3 million was carried at the VIE.

Note 9: Other Assets
Other assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Debt issuance costs, net of amortization	$43,164	$28,066
Prepaid income taxes	34,565	5,009
Deferred tax assets	21,475	13,974
Prepaid expenses	20,119	23,487
Funds held in escrow	18,965	—
Identifiable intangible assets, net	18,224	23,549
Security deposits	10,831	2,500
Service fee receivables	9,329	8,954
Interest receivable	9,043	7,956
Other financial receivables	7,374	7,962
Recoverable legal fees	2,883	3,049
Other	21,499	30,277
	$217,471	$154,783
Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations are as follows (in thousands):

	June 30, 2014	December 31, 2013
Encore revolving credit facility	$274,000	$356,000
Encore term loan facility	149,906	140,625
Encore senior secured notes	51,250	58,750
Encore convertible notes	448,500	287,500
Less: Debt discount	(55,689)	(42,240)
Propel facilities	112,288	170,630
Propel securitized notes	125,207	—
Cabot senior secured notes	1,179,693	603,272
Add: Debt premium	79,384	43,583
Cabot senior revolving credit facility	82,066	—
Preferred equity certificates	217,858	199,821
Capital lease obligations	13,551	12,219
Other	37,852	20,271
	$2,715,866	$1,850,431
Encore Revolving Credit Facility and Term Loan Facility
On February 25, 2014, Encore amended its revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement. On August 1, 2014, Encore further amended the Credit Facility pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that would allow the Company to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Credit Facility is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, maturing in February 2017 and November 2017, respectively.
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

•	The allowance of additional unsecured or subordinated indebtedness not to exceed $750.0 million;

•	Restrictions and covenants, which limit the payment of dividends and the incurrence of additional indebtedness and liens, among other limitations;

•	Repurchases of up to $50.0 million of Encore’s common stock after February 25, 2014, subject to compliance with certain covenants and available borrowing capacity;

•
A change of control definition, which excludes acquisitions of stock by Red Mountain Capital Partners LLC, JCF FPK LLP and their respective affiliates of up to 50% of the outstanding shares of Encore’s voting stock;

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	A pre-approved acquisition limit of $225.0 million in the aggregate, for acquisitions after August 1, 2014;

•	A basket to allow for investments in unrestricted subsidiaries of $250.0 million;

•	A basket to allow for investments in certain subsidiaries of Propel of $200.0 million;

•	An annual foreign portfolio investment basket of $150.0 million; and

•	Collateralization by all assets of the Company, other than the assets of unrestricted subsidiaries as defined in the Restated Credit Agreement.

At June 30, 2014, the outstanding balance under the Restated Credit Agreement was $423.9 million. The weighted average interest rate was 2.89% and 3.20% for the three months ended June 30, 2014 and 2013, respectively, and 2.90% and 3.17% for the six months ended June 30, 2014 and 2013, respectively.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of June 30, 2014, $51.3 million is outstanding under these obligations.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to, and pari passu with, Encore’s credit facility, the Senior Secured Notes are also collateralized by all of the assets of the Company other than the assets of unrestricted subsidiaries as defined in the Restated Credit Agreement. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the Senior Secured Notes were amended in connection with the Restated Credit Agreement in order to properly align certain provisions between the two agreements.
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
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $185.0 million as of June 30, 2014. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $10.5 million of the equity component to temporary equity as of June 30, 2014. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the three and six months ended June 30, 2014.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the 2017 Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $31.56. The average share price of the Company’s common stock for the three and six months ended June 30, 2014 and three months ended June 30, 2013 exceeded $31.56. The dilutive effect from the 2017 Convertible Notes was approximately 1.0 million, 1.2 million, and less than 0.1 million shares for the three and six months ended June 30, 2014, and three months ended June 30, 2013, respectively. The effect of the 2017 Convertible Notes was anti-dilutive during the six months ended June 30, 2013. See Note 3, “Earnings Per Share” for additional information.
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
2020 Convertible Senior Notes
On June 24, 2013, Encore sold $150.0 million in aggregate principal amount of 3.0% convertible senior notes due July 1, 2020 in a private placement transaction. On July 18, 2013, the initial purchasers exercised, in full, their option to purchase an additional $22.5 million of the convertible senior notes, which resulted in an aggregate principal amount of $172.5 million of the convertible senior notes outstanding (collectively, the “2020 Convertible Notes”). The 2020 Convertible Notes are general unsecured obligations of the Company. Interest on the 2020 Convertible Notes is payable semi-annually, in arrears, on January 1 and July 1 of each year, beginning on January 1, 2014. Prior to January 1, 2020, the 2020 Convertible Notes will be convertible only during specified periods, if certain conditions are met. On or after January 1, 2020, the 2020 Convertible Notes will be convertible regardless of these conditions. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion rate for the 2020 Convertible Notes is 21.8718 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $45.72 per share of common stock. As of June 30, 2014, none of the conditions allowing holders of the 2020 Convertible Notes to convert their notes had occurred.
As noted above, upon conversion, holders of the Company’s 2020 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. However, the Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds $45.72. The average share price of the Company’s common stock for the six months ended June 30, 2014 exceeded $45.72. The dilutive effect from the 2020 Convertible Notes was less than 0.1 million shares for the six months ended June 30, 2014. The effect of the 2020 Convertible notes was anti-dilutive for the three months ended June 30, 2014, and the three and six months ended June 30, 2013. See Note 3, “Earnings Per Share” for additional information.
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
2021 Convertible Senior Notes
On March 5, 2014, Encore sold $140.0 million in aggregate principal amount of 2.875% convertible senior notes due March 15, 2021 in a private placement transaction. On March 6, 2014, the initial purchasers exercised, in full, their option to purchase an additional $21.0 million of the convertible senior notes, which resulted in an aggregate principal amount of $161.0 million of the convertible senior notes outstanding (collectively, the “2021 Convertible Notes”). The 2021 Convertible Notes are general unsecured obligations of the Company. Interest on the 2021 Convertible Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year, beginning on September 15, 2014. Prior to September 15, 2020, the 2021 Convertible Notes will be convertible only during specified periods, if certain conditions are met. On or after September 15, 2020, the 2021 Convertible Notes will be convertible regardless of these conditions. Upon conversion, holders will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion rate for the 2021 Convertible Notes is 16.8386 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $59.39 per share of common stock. As of June 30, 2014, none of the conditions allowing holders of the 2021 Convertible Notes to convert their notes had occurred.
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

The balances of the liability and equity components of all of the convertible senior notes outstanding were as follows (in thousands):

	June 30, 2014	December 31, 2013
Liability component—principal amount	$448,500	$287,500
Unamortized debt discount	(55,689)	(42,240)
Liability component—net carrying amount	$392,811	$245,260
Equity component	$53,821	$46,954
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates, which are 6.00%, 6.35%, and 4.70% for the 2017, 2020, and 2021 Convertible Notes, respectively.
Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense—stated coupon rate	$3,308	$948	$5,764	$1,806
Interest expense—amortization of debt discount	2,181	710	3,936	1,317
Total interest expense—convertible notes	$5,489	$1,658	$9,700	$3,123
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
At June 30, 2014, the outstanding balance on the Propel Facility I was $32.3 million. The weighted average interest rate was 4.37% and 3.51% for the three months ended June 30, 2014 and 2013, respectively, and 3.90% and 3.53% for the six months ended June 30, 2014 and 2013, respectively.
Propel Facility II
On May 9, 2013, the Company, through affiliates of Propel, entered into a $100.0 million revolving credit facility (the “Propel Facility II”). The Propel Facility II is used to purchase tax liens from taxing authorities in various states.

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
The Propel Facility II is collateralized by the Tax Liens acquired under the Propel Facility II. At June 30, 2014, the outstanding balance on the Propel Facility II was $49.3 million. The weighted average interest rate was 5.60% and 5.17% for the three months ended June 30, 2014 and 2013, respectively, and 6.36% and 5.17% the six months ended June 30, 2014 and 2013.
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
Propel Term Loan Facility
On May 2, 2014, the Company, through affiliates of Propel, entered into a $31.9 million term loan facility (the “Propel Term Loan Facility”). The Propel Term Loan Facility was entered into to fund the acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million and matures in October 2016.
At June 30, 2014, the outstanding balance on the Propel Term Loan Facility was $30.7 million, and the weighted average interest rate was 5.55% for the three months ended June 30, 2014.

Propel Securitized Notes
On May 6, 2014, Propel, through its affiliates, completed the securitization of a pool of approximately $141.5 million in payment agreements and contracts relating to unpaid real property taxes, assessments, and other charges secured by liens on real property located in the State of Texas (the “Texas Tax Liens”). In connection with the securitization, investors purchased in a private placement approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by the Texas Tax Liens (the “Propel Securitized Notes”), due May 15, 2029. The payment agreements and contracts will continue to be serviced by Propel.
The Propel Securitized Notes are payable solely from the collateral and represent non-recourse obligations of the consolidated securitization entity PFS Tax Lien Trust 2014-1, a Delaware statutory trust and an affiliate of Propel. Interest accrues monthly at the rate of 1.44% per annum. Principal and interest on the Propel Securitized Notes are payable on the 15th day of each calendar month, commencing on June 16, 2014. Propel used the net proceeds to pay down borrowings under the Propel Facility I.
At June 30, 2014, the outstanding balance on the Propel Securitized Notes was $125.2 million.
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
Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75.0 million (approximately $113.8 million) was used to repay all amounts outstanding under the senior credit facilities of Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary of Janus Holdings, and £25.0 million (approximately $37.9 million) was used to partially repay a portion of the J Bridge PECs to an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”) in connection to the Cabot Acquisition.
On March 27, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.5% Senior Secured Notes due 2021 (the “Cabot 2021 Notes” and, together with the Cabot 2019 Notes and Cabot 2020 Notes, the “Cabot Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year, beginning on October 1, 2014. The total debt issuance cost associated with the Cabot 2021 Notes was approximately $4.4 million.
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

Interest expense related to the Cabot Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest expense—stated coupon rate	$26,605	$45,860
Interest income—accretion of debt premium	(2,573)	(4,805)
Total interest expense—Cabot Notes and Marlin Bonds	$24,032	$41,055
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
The Cabot Credit Facility is unconditionally guaranteed by the following indirect subsidiaries of the Company: Cabot, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited. The Cabot Credit Facility is secured by a first ranking security interest in all the outstanding shares of Cabot Financial UK and the guarantors (other than Cabot) and substantially all the assets of Cabot Financial UK and the guarantors (other than Cabot).
On February 7, 2014, Cabot Financial UK acquired all of the equity interest of Marlin, a leading acquirer of non-performing consumer debt in the United Kingdom, for an aggregate purchase price of approximately £166.8 million (approximately $274.1 million). The Marlin Acquisition was financed with £75.0 million (approximately $122.3 million) in borrowings under the Cabot Credit Facility and under the Senior Secured Bridge Facilities described below.
At June 30, 2014, the outstanding borrowings under the Cabot Credit Facility were approximately $82.1 million. The weighted average interest rate was 3.09% and 3.41% for the three and six months ended June 30, 2014, respectively.
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
Loan fees associated with the Senior Secured Bridge Facilities were approximately $2.0 million. These fees were originally recorded as debt issuance costs and were written off at the time of repayment and termination of the agreement. This $2.0 million was charged to interest expense in the Company’s condensed consolidated financial statements for the six months ended June 30, 2014.
Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a.r.l. (“Encore Europe”), completed the Cabot Acquisition by acquiring 50.1% of the equity interest in Janus Holdings, the indirect holding company of United Kingdom based Cabot from certain funds advised by J.C. Flowers & Co. LLC (“J.C. Flowers”). Encore Europe purchased from J.C. Flowers: (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge preferred equity certificates with a face value of £10,177,781 (approximately $15.5 million) (the “J Bridge PECs”), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.
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
On June 20, 2014, Encore Europe converted all of its E Bridge PECs into E Shares and E PECs, and J.C. Flowers converted all of its J Bridge PECs into J Shares and J PECs, respectively, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition.
As of June 30, 2014, the outstanding balance of the PECs and their accrued interests was approximately $217.9 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of June 30, 2014, the Company’s combined obligations for these equipment leases were approximately $13.6 million. These lease obligations require monthly or quarterly payments through 2018 and have implicit interest rates that range from zero to approximately 8.97%.
Note 11: Variable Interest Entities
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

The Company’s VIEs include its subsidiary Janus Holdings and its special purpose entity used for the Propel securitization.
Janus Holdings is the immediate parent company of Cabot. The Company has determined that Janus Holdings is a VIE and the Company is the primary beneficiary of the VIE. The key activities that affect Cabot’s economic performance include, but are not limited to, operational budgets and purchasing decisions. Through its control of the board of directors of Janus Holdings, the Company controls the key operating activities at Cabot.
Propel uses a special purpose entity to issue asset-backed securities to investors. The Company has determined that the special purpose entity is a VIE and Propel is the primary beneficiary of the VIE. Propel has the power to direct the activities of the VIE because it has the ability to exercise discretion in the servicing of the financial assets and add assets to revolving structures.
Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.
The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Note 12: Income Taxes
During the three months ended June 30, 2014, and 2013, the Company recorded income tax provisions of $14.0 million and $7.3 million, respectively. During the six months ended June 30, 2014, and 2013, the Company recorded income tax provisions of $25.8 million and $19.8 million, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	5.8%	6.6%	5.8%	6.6%
State benefit	(2.0)%	(2.3)%	(2.0)%	(2.3)%
International benefit(1)	(1.9)%	—%	(3.4)%	—%
Permanent items(2)	3.5%	0.5%	3.7%	0.1%
Other	(0.8)%	—%	(0.1)%	—%
Effective rate	39.6%	39.8%	39.0%	39.4%
________________________

(1)	Relates primarily to the lower tax rate on the income attributable to international operations.

(2)	Represents a provision for nondeductible items.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2014 was immaterial.
As of June 30, 2014, the Company had a gross unrecognized tax benefit of $88.2 million primarily related to an uncertain tax position associated with AACC’s tax revenue recognition policy. This uncertain tax position, if recognized, would result in a net tax benefit of $18.7 million and would have a favorable effect on the Company’s effective tax rate. There was no material change to the unrecognized tax benefit during the three months ended June 30, 2014. The uncertain tax benefit is included in “Other liabilities” in the Company’s condensed consolidated statements of financial condition.
During the three and six months ended June 30, 2014, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries during the three and six months ended June 30, 2014, was approximately $6.0 million and $3.6 million, respectively.

Note 13: Commitments and Contingencies
Litigation and Regulatory
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
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and revises its estimates when additional information becomes available. As of June 30, 2014, the Company has no material reserves for litigation. Additionally, based on the current status of litigation matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of June 30, 2014, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $0.7 billion for a purchase price of approximately $81.0 million. Most of these purchase commitments do not extend past one year.
Note 14: Segment Information
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Portfolio purchasing and recovery	$262,087	$152,091	$510,676	$292,774
Tax lien business	7,108	4,030	12,260	7,933
	$269,195	$156,121	$522,936	$300,707
Operating income:
Portfolio purchasing and recovery	$87,718	$33,478	$165,286	$76,158
Tax lien business	2,332	742	3,986	1,623
	90,050	34,220	169,272	77,781
Depreciation and amortization	(6,829)	(2,158)	(12,946)	(4,004)
Stock-based compensation	(4,715)	(2,179)	(9,551)	(5,180)
Other expense	(43,143)	(11,604)	(80,840)	(18,299)
Income from operations before income taxes	$35,363	$18,279	$65,935	$50,298
Additionally, assets are allocated to operating segments for management review. As of June 30, 2014, total segment assets were $3.2 billion and $391.9 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.
The following presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues(1) :
Domestic	$189,012	$156,121	$374,553	$300,707
International	80,183	—	148,383	—
	$269,195	$156,121	$522,936	$300,707
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2013	$454,936	$49,277	$504,213
Goodwill acquired	352,177	—	352,177
Effect of foreign currency translation	23,520	—	23,520
Balance, June 30, 2014	$830,633	$49,277	$879,910

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6,225	$(320)	$5,905	$1,975	$(74)	$1,901
Developed technologies	7,519	(1,209)	6,310	4,909	(468)	4,441
Trade name and other	4,904	(857)	4,047	15,631	(386)	15,245
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$20,610	$(2,386)	$18,224	$24,477	$(928)	$23,549
Note 16: Subsequent Events
Acquisition of Atlantic
On August 6, 2014, the Company acquired all of the outstanding equity interests of Atlantic Credit & Finance, Inc. (“Atlantic”) for approximately $70.0 million in cash pursuant to a Stock Purchase Agreement dated August 1, 2014 by and among the Company, Atlantic and the sellers. Atlantic acquires and liquidates consumer finance receivables originated and charged off by national financial institutions. At the closing of the transaction, the Company made additional payments totaling approximately $126.1 million to retire certain indebtedness and other obligations of Atlantic. The Company financed the acquisition through borrowings under its Restated Credit Agreement and cash on hand.
The Company will account for this acquisition using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed will be recorded at their estimated fair values as of the date of the acquisition. The results of operations of Atlantic will be consolidated with those of the Company beginning on the date of the acquisition. As of the date of this Quarterly Report on Form 10-Q, the Company has not completed its preliminary purchase price allocation because the Company has not had sufficient time.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Encore Capital Group, Inc. (“Encore”) and its subsidiaries (which we may collectively refer to as the “Company,” “we,” “our,” or “us”) within the meaning of the securities laws. The words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “will,” “may,” and similar expressions often characterize forward-looking statements. These statements may include, but are not limited to, projections of collections, revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to these matters. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution that these expectations or predictions may not prove to be correct or we may not achieve the financial results, savings, or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control or cannot be predicted or quantified, that could cause actual results to differ materially from those suggested by the forward-looking statements. Many factors, including but not limited to those set forth in our Annual Report on Form 10-K under “Part I, Item 1A. Risk Factors” and those set forth in our subsequent Quarterly Reports on Form 10-Q under “Part II, Item 1A, Risk Factors,” could cause our actual results, performance, achievements, or industry results to be very different from the results, performance, achievements or industry results expressed or implied by these forward-looking statements. Our business, financial condition, or results of operations could also be materially and adversely affected by other factors besides those listed. Forward-looking statements speak only as of the date the statements were made. We do not undertake any obligation to update or revise any forward-looking statements to reflect new information or future events, or for any other reason, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. In addition, it is generally our policy not to make any specific projections as to future earnings, and we do not endorse projections regarding future performance that may be made by third parties.
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited and its subsidiaries (“Cabot”), is a market leader in debt management in the United Kingdom historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s February 2014 acquisition of Marlin Financial Group Limited (“Marlin”) provides Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or IVAs) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in management of non-performing loans in Colombia and Peru. In addition, through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchase delinquent tax liens directly from selected taxing authorities.
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
Portfolio Purchasing and Recovery
United States. Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across the full extent of our U.S. operations.

These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States and believe we possess one of the industry’s best collection staff retention rates.
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
United Kingdom. Through Cabot, we purchase receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows Cabot to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.
On February 7, 2014, Cabot acquired Marlin (the “Marlin Acquisition”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. We expect Marlin’s litigation capabilities will benefit Cabot’s existing portfolio of non-performing accounts. Similarly, we believe that there may be further synergies by applying Cabot’s scoring model to Marlin’s portfolio.
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
On April 1, 2014, we completed the acquisition of a controlling equity ownership interest in Grove. Grove, through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or IVAs) in the United Kingdom and bank and non-bank receivables in Spain.
Colombia and Peru. In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee services to merchants, and loan guarantee services to financial institutions.
Tax Lien Business
Our tax lien business segment focuses on the property tax financing industry. Propel’s principal activities are the acquisition and servicing of residential and commercial tax liens on real property. Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than is being assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to outstanding property tax payments, interest and penalties. In most cases, such Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase. During the three months ended June 30, 2014, Propel acquired a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. The transaction strengthened Propel’s established servicing platform and expanded Propel’s operations to 22 states.
Revenue from our tax lien business segment comprised 3% and 2% of total consolidated revenues for the three and six months ended June 30, 2014, respectively, and 3% for each of the three and six months ended June 30, 2013. Operating income from our tax lien business segment comprised 3% and 2% of our total consolidated operating income for the three and six months ended June 30, 2014, respectively, and 2% for each of the three and six months ended June 30, 2013.
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States Markets
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the first half of 2014, especially for fresh portfolios, although pricing has stabilized. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts while they conduct audits of debt management and recovery companies, including Encore. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
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
United Kingdom Markets
While prices for portfolios offered for sale directly from credit issuers in the United Kingdom remain at levels higher than historical averages, as a result of a backlog caused by issuers reducing their sales volumes during the 2008-2010 time period, we believe that the supply of debt sold to debt purchasers has increased and is expected to increase further in the coming year. Additionally, over the last few years, portfolios are being sold earlier in the life cycle, and therefore, include a higher proportion of paying accounts. We expect that as a result of an increase in available funding to industry participants and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we also believe that as Cabot’s business increases in scale, and with anticipated improvements in the rate of collections and improved efficiencies in collections, Cabot’s margins will remain competitive. Additionally, the acquisition of Marlin resulted in a new channel of liquidation through litigation in the United Kingdom, which will enable Cabot to collect from consumers who have the ability to pay, but are unwilling to do so. This further complements Cabot’s success with collecting on semi-performing debt, where consumers have a greater willingness to pay. We believe that the combined companies will have an enhanced ability to compete for portfolios.

Purchases by Type
The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Credit card—United Kingdom(1)	$59,061	$—	$410,380	$—
Credit card—United States(2), (3)	166,701	380,423	282,947	423,837
Consumer bankruptcy receivables—United States(2)	—	39,897	—	39,897
Telecom—United States	—	2,793	—	18,150
	$225,762	$423,113	$693,327	$481,884
________________________

(1)	Purchases of consumer portfolio receivables in the United Kingdom for the six months ended June 30, 2014 include $208.5 million acquired in connection with the Marlin Acquisition.

(2)
Purchases of consumer portfolio receivables for the three and six month periods ended June 30, 2013 include $383.4 million acquired in connection with the merger with Asset Acceptance Capital Corp. (“AACC”) ($347.7 million for credit card and $35.7 million for consumer bankruptcy receivables).

(3)	Purchases of consumer portfolio receivables in the United States include immaterial portfolios purchased in Latin America.
During the three months ended June 30, 2014, we invested $225.8 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $3.1 billion, for an average purchase price of 7.3% of face value. This is a $197.4 million decrease in the amount invested, compared with the $423.1 million invested during the three months ended June 30, 2013, to acquire charged-off credit card, consumer bankruptcy and telecom portfolios with face values aggregating $68.9 billion, for an average purchase price of 0.6% of face value. Purchases during the three months ended June 30, 2013 included $383.4 million with a face value of $68.2 billion, for a purchase cost of 0.6% of face value, acquired in conjunction with our June 13, 2013 merger with Asset Acceptance Capital Corp. (the “AACC Merger”). The period-over-period decrease in purchases and increase in the percentage of face value was primarily related to the purchase of portfolios acquired through the AACC Merger, as described in greater detail below.
During the six months ended June 30, 2014, we invested $693.3 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $7.4 billion, for an average purchase price of 9.4% of face value. Purchases of charged-off credit card portfolios include $208.5 million of portfolios acquired in conjunction with the Marlin Acquisition. During the six months ended June 30, 2013, we invested $481.9 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $70.5 billion, for an average purchase price of 0.7% of face value. Purchases during the six months ended June 30, 2013 included $383.4 million with a face value of $68.2 billion, for a purchase cost of 0.6% of face value, acquired in conjunction with the AACC Merger.
Average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The increase in purchase price as a percentage of face value for the three and six months ended June 30, 2014 was primarily related to the portfolios we acquired through the AACC Merger, our acquisition of a higher percentage of fresh portfolios, and a general increase in the price of portfolios offered for sale directly from credit issuers. The lower purchase rate for the AACC portfolios is due to our acquisition of all portfolios owned by AACC, including accounts that have no value. No value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the accounts being sold to us prior to sale.

Collections by Channel
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States:
Legal collections	$155,503	$133,682	$306,532	$255,955
Collection sites	130,788	116,853	267,313	243,415
Collection agencies(1)	19,512	27,853	41,413	49,188
Subtotal	305,803	278,388	615,258	548,558
United Kingdom:
Collection sites	54,716	—	100,577	—
Collection agencies	29,473	—	57,395	—
Legal collections	12,484	—	20,082	—
Subtotal	96,673	—	178,054	—
Other geographies:
Collection sites	6,804	—	12,642	—
Total collections	$409,280	$278,388	$805,954	$548,558
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $130.9 million, or 47.0%, to $409.3 million during the three months ended June 30, 2014, from $278.4 million during the three months ended June 30, 2013, primarily due to collections on portfolios acquired through the AACC Merger, our July 1, 2013 acquisition of a controlling interest in Cabot (the “Cabot Acquisition”), and the Marlin Acquisition. Gross collections increased $257.4 million, or 46.9%, to $806.0 million during the six months ended June 30, 2014, from $548.6 million during the six months ended June 30, 2013, primarily due to collections on portfolios acquired through the AACC Merger, the Cabot Acquisition, and the Marlin Acquisition.
Results of Operations
On June 13, 2013, we completed the AACC Merger, on July 1, 2013, we completed the Cabot Acquisition, and on February 7, 2014, Cabot acquired Marlin. The results of operations presented below for the three and six months ended June 30, 2013 only include the results of operations of AACC since the closing date of the AACC Merger and do not include the results of operations of Cabot, as the acquisition was not completed until after June 30, 2013. The results of operations presented below for the three and six months ended June 30, 2014 include the results of the operations of Marlin since the date of the acquisition.

Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2014		2013
Revenues
Revenue from receivable portfolios, net	$248,231	92.2%	$152,024	97.4%
Other revenues	14,149	5.3%	380	0.2%
Net interest income	6,815	2.5%	3,717	2.4%
Total revenues	269,195	100.0%	156,121	100.0%
Operating expenses
Salaries and employee benefits	64,355	23.9%	32,969	21.1%
Cost of legal collections	50,029	18.6%	44,483	28.5%
Other operating expenses	22,041	8.2%	13,797	8.9%
Collection agency commissions	9,153	3.4%	5,230	3.3%
General and administrative expenses	38,282	14.2%	27,601	17.7%
Depreciation and amortization	6,829	2.5%	2,158	1.4%
Total operating expenses	190,689	70.8%	126,238	80.9%
Income from operations	78,506	29.2%	29,883	19.1%
Other (expense) income
Interest expense	(43,218)	(16.1)%	(7,482)	(4.8)%
Other income (expense)	75	—%	(4,122)	(2.6)%
Total other expense	(43,143)	(16.1)%	(11,604)	(7.4)%
Income before income taxes	35,363	13.1%	18,279	11.7%
Provision for income taxes	(14,010)	(5.2)%	(7,267)	(4.6)%
Net income	21,353	7.9%	11,012	7.1%
Net loss attributable to noncontrolling interest	2,208	0.9%	—	—%
Net income attributable to Encore shareholders	$23,561	8.8%	$11,012	7.1%

	Six Months Ended June 30,
	2014		2013
Revenues
Revenue from receivable portfolios, net	$485,799	92.9%	$292,707	97.4%
Other revenues	25,498	4.9%	681	0.2%
Net interest income	11,639	2.2%	7,319	2.4%
Total revenues	522,936	100.0%	300,707	100.0%
Operating expenses
Salaries and employee benefits	122,492	23.4%	61,801	20.6%
Cost of legal collections	99,854	19.1%	86,741	28.8%
Other operating expenses	48,464	9.3%	27,062	9.0%
Collection agency commissions	17,429	3.3%	8,559	2.9%
General and administrative expenses	74,976	14.3%	43,943	14.6%
Depreciation and amortization	12,946	2.5%	4,004	1.3%
Total operating expenses	376,161	71.9%	232,110	77.2%
Income from operations	146,775	28.1%	68,597	22.8%
Other (expense) income
Interest expense	(81,180)	(15.5)%	(14,336)	(4.8)%
Other income (expense)	340	—%	(3,963)	(1.3)%
Total other expense	(80,840)	(15.5)%	(18,299)	(6.1)%
Income before income taxes	65,935	12.6%	50,298	16.7%
Provision for income taxes	(25,752)	(4.9)%	(19,838)	(6.6)%
Net income	40,183	7.7%	30,460	10.1%
Net loss attributable to noncontrolling interest	6,558	1.2%	—	—%
Net income attributable to Encore shareholders	$46,741	8.9%	$30,460	10.1%
Results of Operations—Cabot
The amount of revenue and net income included in our condensed consolidated statement of income directly related to Cabot was $73.4 million and $4.2 million, respectively, for the three months ended June 30, 2014, and $135.9 million and $6.2 million, respectively, for the six months ended June 30, 2014. The revenue and loss at Janus Holdings was $73.4 million and $2.5 million, respectively, for the three months ended June 30, 2014, and $135.9 million and $9.0 million, respectively, for the six months ended June 30, 2014. The net losses recognized at Janus Holdings during the respective periods were due to the fact that Janus Holdings recognizes all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore is recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore. The losses attributable to noncontrolling interests included in our condensed consolidated statement of income for the three and six months ended June 30, 2014 represent the total loss at Janus Holdings multiplied by the noncontrolling ownership interest in each period.

The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$73,385	$—	$73,385	$135,905	$—	$135,905
Total operating expenses	(36,629)	—	(36,629)	(76,206)	—	(76,206)
Income from operations	36,756	—	36,756	59,699	—	59,699
Interest expense-non-PEC	(25,628)	—	(25,628)	(47,404)	—	(47,404)
PEC interest (expense) income	(11,051)	5,391	(5,660)	(22,093)	10,758	(11,335)
Other income	44	—	44	119	—	119
Income (loss) before income taxes	121	5,391	5,512	(9,679)	10,758	1,079
Provision for income taxes	(2,992)	—	(2,992)	(846)	—	(846)
Net (loss) income	(2,871)	5,391	2,520	(10,525)	10,758	233
Net loss attributable to noncontrolling interests	412	1,227	1,639	1,510	4,499	6,009
Net (loss) income attributable to Encore	$(2,459)	$6,618	$4,159	$(9,015)	$15,257	$6,242
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
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
Adjusted Income Per Share. Management uses non-GAAP adjusted income and adjusted income per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges and acquisition and integration related expenses, all net of tax. The following table provides a reconciliation between income and diluted income per share attributable to Encore calculated in accordance with GAAP to adjusted income and adjusted income per share attributable to Encore, respectively. In addition, as described in Note 3, “Earnings Per Share” in the notes to our condensed consolidated financial statements, GAAP diluted earnings per share for the three and six months ended June 30, 2014, includes the effect of approximately 1.0 million and 1.2 million common shares, respectively, that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Senior Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns, respectively (in thousands, except per share data):

	Three Months Ended June 30,
	2014			2013
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$23,561	$0.86	$0.89	$11,012	$0.44	$0.44
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,694	0.06	0.06	529	0.02	0.02
Acquisition and integration related expenses, net of tax	3,836	0.14	0.15	7,509	0.30	0.30
Acquisition related other expenses, net of tax	—	—	—	2,198	0.09	0.09
Adjusted income attributable to Encore	$29,091	$1.06	$1.10	$21,248	$0.85	$0.85

	Six Months Ended June 30,
	2014			2013
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$46,741	$1.68	$1.76	$30,460	$1.24	$1.24
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	2,985	0.11	0.11	1,000	0.04	0.04
Acquisition and integration related expenses, net of tax	8,194	0.29	0.31	8,284	0.33	0.33
Acquisition related other expenses, net of tax	—	—	—	2,198	0.09	0.09
Adjusted income attributable to Encore	$57,920	$2.08	$2.18	$41,942	$1.70	$1.70
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP net income, as reported	$21,353	$11,012	$40,183	$30,460
Adjustments:
Interest expense	43,218	7,482	81,180	14,336
Provision for income taxes	14,010	7,267	25,752	19,838
Depreciation and amortization	6,829	2,158	12,946	4,004
Amount applied to principal on receivable portfolios	161,048	126,364	320,154	255,851
Stock-based compensation expense	4,715	2,179	9,551	5,180
Acquisition and integration related expenses	4,645	12,403	15,726	13,679
Acquisition related other expenses	—	3,630	—	3,630
Adjusted EBITDA	$255,818	$172,495	$505,492	$346,978

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP total operating expenses, as reported	$190,689	$126,238	$376,161	$232,110
Adjustments:
Stock-based compensation expense	(4,715)	(2,179)	(9,551)	(5,180)
Operating expenses related to non-portfolio purchasing and recovery business	(26,409)	(6,367)	(46,241)	(11,641)
Acquisition and integration related expenses	(4,645)	(12,403)	(15,726)	(13,679)
Adjusted operating expenses	$154,920	$105,289	$304,643	$201,610
Comparison of Results of Operations
Revenues
Our revenues consist primarily of portfolio revenue, contingent fee income, and net interest income from our tax lien business.
Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the Internal Rate of Return (“IRR”) derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. We incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on our collections include operational activities such as the productivity of our collection staff.
Interest income, net of related interest expense represents net interest income on receivables secured by property tax liens.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended June 30, 2014					As of June 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States (4):
ZBA (5)	$6,708	$3,402	50.7%	$3,306	1.4%	$—	—
2006	1,019	198	19.4%	—	0.1%	695	5.3%
2007	2,294	953	41.5%	116	0.4%	3,317	7.3%
2008	7,893	3,889	49.3%	—	1.6%	10,604	9.5%
2009	15,841	11,671	73.7%	—	4.8%	13,046	23.8%
2010	30,451	23,049	75.7%	—	9.4%	32,753	20.5%
2011	42,145	29,046	68.9%	—	11.9%	73,385	11.8%
2012	70,871	36,343	51.3%	—	14.8%	200,479	5.4%
2013	113,300	59,641	52.6%	—	24.4%	381,923	4.8%
2014	22,085	10,574	47.9%	—	4.3%	268,803	2.2%
Subtotal	312,607	178,766	57.2%	3,422	73.0%	985,005	5.0%
United Kingdom:
2013	63,135	42,563	67.4%	—	17.4%	598,966	2.4%
2014	33,538	23,480	70.0%	—	9.6%	404,014	2.2%
Subtotal	96,673	66,043	68.3%	—	27.0%	1,002,980	2.3%
Total	$409,280	$244,809	59.8%	$3,422	100.0%	$1,987,985	3.6%

	Three Months Ended June 30, 2013					As of June 30, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(5)	$7,836	$4,743	60.5%	$3,095	3.2%	$—	—
2005	114	6	5.3%	—	—%	—	5.7%
2006	2,518	902	35.8%	57	0.6%	4,856	5.1%
2007	3,270	1,400	42.8%	237	0.9%	7,333	5.5%
2008	11,525	6,415	55.7%	285	4.3%	24,565	7.6%
2009	21,698	13,684	63.1%	—	9.2%	30,658	12.7%
2010	42,374	26,205	61.8%	—	17.7%	71,433	10.6%
2011	60,511	34,535	57.1%	—	23.3%	138,462	7.4%
2012	93,093	42,142	45.3%	—	28.4%	357,596	3.6%
2013	35,449	18,318	51.7%	—	12.4%	461,795	4.2%
Total	$278,388	$148,350	53.3%	$3,674	100.0%	$1,096,698	5.1%

	Six Months Ended June 30, 2014					As of June 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States (4):
ZBA (5)	$13,219	$6,993	52.9%	$6,226	1.5%	$—	—
2006	2,306	536	23.2%	—	0.1%	695	5.3%
2007	4,632	2,180	47.1%	116	0.4%	3,317	7.3%
2008	16,266	8,951	55.0%	—	1.9%	10,604	9.5%
2009	32,341	24,411	75.5%	310	5.1%	13,046	23.8%
2010	62,414	45,187	72.4%	—	9.4%	32,753	20.5%
2011	87,794	58,291	66.4%	—	12.2%	73,385	11.8%
2012	149,729	73,700	49.2%	—	15.4%	200,479	5.4%
2013	233,072	124,078	53.2%	—	25.9%	381,923	4.8%
2014	26,127	12,547	48.0%	—	2.6%	268,803	2.2%
Subtotal	627,900	356,874	56.8%	6,652	74.5%	985,005	5.0%
United Kingdom:
2013	126,729	85,936	67.8%	—	17.9%	598,966	2.4%
2014	51,325	36,337	70.8%	—	7.6%	404,014	2.2%
Subtotal	178,054	122,273	68.7%	—	25.5%	1,002,980	2.3%
Total	$805,954	$479,147	59.5%	$6,652	100.0%	$1,987,985	3.6%

	Six Months Ended June 30, 2013					As of June 30, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(5)	$13,448	$9,405	69.9%	$4,044	3.3%	$—	—
2005	2,364	239	10.1%	10	0.1%	—	5.7%
2006	5,021	2,042	40.7%	(402)	0.7%	4,856	5.1%
2007	6,648	2,954	44.4%	580	1.0%	7,333	5.5%
2008	23,639	13,446	56.9%	448	4.7%	24,565	7.6%
2009	44,930	28,379	63.2%	—	9.8%	30,658	12.7%
2010	87,598	54,597	62.3%	—	18.9%	71,433	10.6%
2011	127,747	70,883	55.5%	—	24.6%	138,462	7.4%
2012	197,265	85,437	43.3%	—	29.7%	357,596	3.6%
2013	39,898	20,645	51.7%	—	7.2%	461,795	4.2%
Total	$548,558	$288,027	52.5%	$4,680	100.0%	$1,096,698	5.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes immaterial results from Latin America.

(5)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $269.2 million during the three months ended June 30, 2014, an increase of $113.1 million, or 72.4%, compared to total revenues of $156.1 million during the three months ended June 30, 2013. Total revenues were $522.9 million during the six months ended June 30, 2014, an increase of $222.2 million, or 73.9%, compared to total revenues of $300.7 million during the six months ended June 30, 2013.
Accretion revenue from our portfolio purchasing and recovery segment was $248.2 million during the three months ended June 30, 2014, an increase of $96.2 million, or 63.3%, compared to revenue of $152.0 million during the three months ended June 30, 2013. Accretion revenue from our portfolio purchasing and recovery segment was $485.8 million during the six months ended June 30, 2014, an increase of $193.1 million, or 66.0%, compared to revenue of $292.7 million during the six months ended June 30, 2013. The increase in portfolio purchase and recovery revenue during the three and six months ended June 30, 2014 compared to 2013 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through the Cabot Acquisition, the AACC Merger and the Marlin Acquisition, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the three months ended June 30, 2014, we recorded a portfolio allowance reversal of $3.4 million, compared to a portfolio allowance reversal of $3.7 million during the three months ended June 30, 2013. During the six months ended June 30, 2014, we recorded a portfolio allowance reversal of $6.7 million, compared to a net portfolio allowance reversal of $4.7 million during the six months ended June 30, 2013. The recording of net allowance charge reversals during the three and six months ended June 30, 2014 and 2013 was primarily due to increased collections on our ZBA portfolios as a result of an improving economy in addition to operational improvements which allowed us to assist our customers to repay their obligations. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.
Other revenues primarily represent contingent fee income at our Cabot subsidiary and Refinancia subsidiary earned on accounts collected on behalf of others, primarily credit originators. This contingent fee-based revenue was $14.1 million and $25.5 million for the three and six months ended June 30, 2014, respectively.
Net interest income from our tax lien business segment was $6.8 million and $11.6 million for the three and six months ended June 30, 2014, respectively. Net interest income from our tax lien business segment was $3.7 million and $7.3 million for the three and six months ended June 30, 2013, respectively. The increase in revenue for both the three and six month periods was due to an increase in the balance of receivables secured by property tax liens.

Operating Expenses
Total operating expenses were $190.7 million during the three months ended June 30, 2014, an increase of $64.5 million, or 51.1%, compared to total operating expenses of $126.2 million during the three months ended June 30, 2013.
Total operating expenses were $376.2 million during the six months ended June 30, 2014, an increase of $144.1 million, or 62.1%, compared to total operating expenses of $232.1 million during the six months ended June 30, 2013.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $31.4 million, or 95.2%, to $64.4 million during the three months ended June 30, 2014, from $33.0 million during the three months ended June 30, 2013. The increase was primarily the result of increases in headcount as a result of the Cabot Acquisition, the AACC Merger, the Marlin Acquisition and increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel in the United States were approximately $6.0 million and $3.3 million for the three months June 30, 2014 and 2013, respectively. The increase was a result of our deliberate efforts to expand our internal legal operations.
Salaries and employee benefits increased $60.7 million, or 98.2%, to $122.5 million during the six months ended June 30, 2014, from $61.8 million during the six months ended June 30, 2013. The increase was primarily the result of increases in headcount as a result of the Cabot Acquisition, the AACC Merger, the Marlin Acquisition and increases in headcount and related compensation expense to support our growth. Salaries and employee benefits related to our internal legal channel in the United States were approximately $11.8 million and $6.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase was a result of our deliberate efforts to expand our internal legal operations.
Stock-based compensation increased $2.0 million, or 91.6% to $4.2 million during the three months ended June 30, 2014, from $2.2 million during the three months ended June 30, 2013. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price and an increase in the number of shares granted.
Stock-based compensation increased $4.4 million, or 84.4% to $9.6 million during the six months ended June 30, 2014, from $5.2 million during the six months ended June 30, 2013. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price and an increase in the number of shares granted.
Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Salaries and employee benefits:
Portfolio purchasing and recovery	$62,744	$31,534	$119,142	$58,948
Tax lien business	1,611	1,435	3,350	2,853
	$64,355	$32,969	$122,492	$61,801
Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $5.5 million, or 12.5%, to $50.0 million during the three months ended June 30, 2014, compared to $44.5 million during the three months ended June 30, 2013. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation in the United States. The increase in the cost of legal collections was primarily the result of an increase of $34.3 million, or 25.7%, in gross collections through our legal channels. Gross legal collections were $168.0 million during the three months ended June 30, 2014, up from $133.7 million collected during the three months ended June 30, 2013. The cost of legal collections decreased as a percentage of gross collections through this channel to 29.8% during the three months ended June 30, 2014 from 33.3% during the same period in the prior year. This decrease was primarily due to increased collections as a result of our deliberate efforts to expand our internal legal channel, for which we do not pay a commission. Additionally, the decrease was partially attributable to the lower cost of legal collections through Marlin, our indirectly owned subsidiary in the United Kingdom.
The cost of legal collections increased $13.1 million, or 15.1%, to $99.9 million during the six months ended June 30, 2014, compared to $86.7 million during the six months ended June 30, 2013. These costs represent contingent fees paid to our nationwide network of attorneys and costs of litigation in the United States. The increase in the cost of legal collections was primarily the result of an increase of $70.7 million, or 27.6%, in gross collections through our legal channels. Gross legal collections were $326.6 million during the six months ended June 30, 2014, up from $256.0 million collected during the six months ended June 30, 2013. The cost of legal collections decreased as a percentage of gross collections through this channel to 30.6% during the six months ended June 30, 2014 from 33.9% during the same period in the prior year. This decrease was primarily due to increased collections as a result of our deliberate efforts to expand our internal legal channel, for which we do not pay a commission. Additionally, the decrease was partially attributable to the lower cost of legal collections through Marlin, our indirectly owned subsidiary in the United Kingdom.
The following table summarizes our legal collection channel performance and related direct costs (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
United States:
Collections:
Collections - legal outsourcing	$125,564	80.7%	$116,187	86.9%	$245,297	80.0%	$228,829	89.4%
Collections - internal legal	29,939	19.3%	17,495	13.1%	61,235	20.0%	27,126	10.6%
Collections - legal networks	$155,503	100.0%	$133,682	100.0%	$306,532	100.0%	$255,955	100.0%
Costs:
Commissions - legal outsourcing	$31,791	25.3%	$30,340	26.1%	$62,419	25.4%	$59,150	25.8%
Court cost expense - legal outsourcing(1)	11,001	8.8%	9,344	8.0%	23,633	9.6%	19,359	8.5%
Direct legal cost - internal legal	3,964		4,209		8,322		6,877
Other(2)	801		590		1,551		1,355
Direct costs - legal networks	47,557	30.6%	44,483	33.3%	95,925	31.3%	86,741	33.9%
United Kingdom:
Collections - legal networks	12,484		—		20,082		—
Direct cost - legal networks	2,472	19.8%	—	—	3,929	19.6%	—	—

Total collections - legal networks	$167,987		$133,682		$326,614		$255,955
Total direct costs - legal networks(3)	$50,029	29.8%	$44,483	33.3%	$99,854	30.6%	$86,741	33.9%
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

(3)
Total direct costs—legal networks does not include internal legal channel employee salaries and benefits and other related direct operating expenses. These expenses were $8.1 million and $5.0 million for the three months ended June 30, 2014 and 2013, respectively, and $15.9 million and $9.0 million for the six months ended June 30, 2014 and 2013, respectively.

Other Operating Expenses
Other operating expenses increased $8.2 million, or 59.8%, to $22.0 million during the three months ended June 30, 2014, from $13.8 million during the three months ended June 30, 2013. The increase was primarily the result of costs associated with the AACC Merger, the Cabot Acquisition, and the Marlin Acquisition.
Other operating expenses increased $21.4 million, or 79.1%, to $48.5 million during the six months ended June 30, 2014, from $27.1 million during the six months ended June 30, 2013. The increase was primarily the result of costs associated with the AACC Merger, the Cabot Acquisition, and the Marlin Acquisition.

Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other operating expenses:
Portfolio purchasing and recovery	$20,524	$12,681	$45,820	$24,992
Tax lien business	1,517	1,116	2,644	2,070
	$22,041	$13,797	$48,464	$27,062
Collection Agency Commissions—Portfolio Purchasing and Recovery
During the three months ended June 30, 2014, we incurred $9.2 million in commissions to third-party collection agencies, or 18.7% of the related gross collections of $49.0 million. During the period, the commission rate as a percentage of related gross collections was 22.5% and 16.2% for our collection outsourcing channels in the United States and United Kingdom, respectively. During the three months ended June 30, 2013, we incurred $5.2 million in commissions, or 18.8%, of the related gross collections of $27.9 million in the United States. The increase in the net commission rate as a percentage of the related gross collections in the United States from the prior period was primarily due to the lower commission rates on purchased bankruptcy receivable portfolios which, during the three months ended June 30, 2013, represented a higher percentage of our third-party collections. The lower overall net commission rate during the three months ended June 30, 2014 was driven by lower commission rates for collection agency outsourcing in the United Kingdom as compared to the commission rates in the United States.
During the six months ended June 30, 2014, we incurred $17.4 million in commissions to third-party collection agencies, or 17.6% of the related gross collections of $98.8 million. During the period, the commission rate as a percentage of related gross collections was 19.5% and 16.3% for our collection outsourcing channels in the United States and United Kingdom, respectively. During the six months ended June 30, 2013, we incurred $8.6 million in commissions, or 17.4%, of the related gross collections of $49.2 million in the United States. The increase in the net commission rate as a percentage of the related gross collections in the United States from the prior period was primarily due to the lower commission rates on purchased bankruptcy receivable portfolios which, during the six months ended June 30, 2013, represented a higher percentage of our third-party collections. The lower overall net commission rate during the six months ended June 30, 2014 was driven by lower commission rates for collection agency outsourcing in the United Kingdom as compared to the commission rates in the United States.
General and Administrative Expenses
General and administrative expenses increased $10.7 million, or 38.7%, to $38.3 million during the three months ended June 30, 2014, from $27.6 million during the three months ended June 30, 2013. The increase was primarily the result of costs associated with the AACC Merger, the Cabot Acquisition, the Marlin Acquisition, and general increases in expenses in order to support our growth. General and administrative expenses include one-time acquisition and integration related costs of $4.6 million and $12.4 million for the three months ended June 30, 2014 and 2013, respectively.
General and administrative expenses increased $31.0 million, or 70.6%, to $75.0 million during the six months ended June 30, 2014, from $43.9 million during the six months ended June 30, 2013. The increase was primarily the result of costs associated with the AACC Merger, the Cabot Acquisition, the Marlin Acquisition, and general increases in expenses in order to support our growth. General and administrative expenses include one-time acquisition and integration related costs of $15.7 million and $13.7 million for the six months ended June 30, 2014 and 2013, respectively.
General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative expenses:
Portfolio purchasing and recovery	$36,634	$26,864	$72,696	$42,556
Tax lien business	1,648	737	2,280	1,387
	$38,282	$27,601	$74,976	$43,943

Depreciation and Amortization
Depreciation and amortization expense increased $4.7 million, or 216.5%, to $6.8 million during the three months ended June 30, 2014, from $2.2 million during the three months ended June 30, 2013. The increase during the three months ended June 30, 2013 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from the AACC Merger, the Cabot Acquisition, and the Marlin Acquisition.
Depreciation and amortization expense increased $8.9 million, or 223.3%, to $12.9 million during the six months ended June 30, 2014, from $4.0 million during the six months ended June 30, 2013. The increase during the six months ended June 30, 2013 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from the AACC Merger, the Cabot Acquisition, and the Marlin Acquisition.
Cost per Dollar Collected—Portfolio Purchasing and Recovery
The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended June 30,
	2014				2013
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$130,788	$8,330	6.4%	2.7%	$116,853	$7,173	6.1%	2.5%
Legal outsourcing	125,564	43,595	34.7%	14.3%	116,187	40,309	34.7%	14.5%
Internal legal(2)	29,939	12,064	40.3%	3.9%	17,495	8,873	50.7%	3.2%
Collection agencies	19,512	4,388	22.5%	1.4%	27,853	5,230	18.8%	1.9%
Other indirect costs(3)	—	55,173	—	18.1%	—	43,704	—	15.7%
Subtotal	305,803	123,550		40.4%	278,388	105,289		37.8%
United Kingdom:
Collection sites(1)	54,716	3,773	6.9%	3.9%	—	—	—	—
Legal outsourcing	12,484	2,470	19.8%	2.6%	—	—	—	—
Collection agencies	29,473	4,765	16.2%	4.9%	—	—	—	—
Other indirect costs(3)	—	18,280	—	18.9%	—	—	—	—
Subtotal	96,673	29,288		30.3%	—	—		—
Other geographies:
Collection sites(1)	6,804	815	12.0%	12.0%	—	—	—	—
Other indirect costs(3)	—	1,267	—	18.6%	—	—	—	—
Subtotal	6,804	2,082		30.6%	—	—		—
Total(4)	$409,280	$154,920		37.9%	$278,388	$105,289		37.8%

	Six Months Ended June 30,
	2014				2013
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$267,313	$16,740	6.3%	2.7%	$243,415	$14,416	5.9%	2.6%
Legal outsourcing	245,297	87,605	35.7%	14.2%	228,829	79,899	34.9%	14.6%
Internal legal(2)	61,235	24,253	39.6%	3.9%	27,126	15,439	56.9%	2.8%
Collection agencies	41,413	8,094	19.5%	1.3%	49,188	8,559	17.4%	1.6%
Other indirect costs(3)	—	111,217	—	18.2%	—	83,297	—	15.2%
Subtotal	615,258	247,909		40.3%	548,558	201,610		36.8%
United Kingdom:
Collection sites(1)	100,577	6,496	6.5%	3.6%	—	—	—	—
Legal outsourcing	20,082	3,927	19.6%	2.2%	—	—	—	—
Collection agencies	57,395	9,335	16.3%	5.2%	—	—	—	—
Other indirect costs(3)		33,019	—	18.5%	—	—	—	—
Subtotal	178,054	52,777		29.6%	—	—		—
Other geographies:
Collection sites(1)	12,642	1,679	13.3%	13.3%	—	—	—	—
Other indirect costs(3)		2,278	—	18.0%	—	—	—	—
Subtotal	12,642	3,957		31.3%	—	—		—
Total(4)	$805,954	$304,643		37.8%	$548,558	$201,610		36.8%
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

During the three months ended June 30, 2014, overall cost per dollar collected increased slightly by 10 basis points to 37.9% of gross collections from 37.8% of gross collections during the three months ended June 30, 2013. This increase was primarily due to the increased cost to collect in the United States, offset by lower cost to collect at our Cabot subsidiary in the United Kingdom. During the same periods, cost to collect in the United States increased to 40.4% from 37.8%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, increased slightly to 2.7% during the three months ended June 30, 2014 from 2.5% during the three months ended June 30, 2013 and, as a percentage of our site collections, increased to 6.4% during the three months ended June 30, 2014, from 6.1% during the three months ended June 30, 2013. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to AACC portfolio, which is only included in the prior year’s calculation since the completion of the AACC Merger on June 13, 2013.

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, increased to 3.9% during the three months ended June 30, 2014, from 3.2% during the three months ended June 30,

2013 and, as a percentage of channel collections, decreased to 40.3% during the three months ended June 30, 2014, from 50.7% during the three months ended June 30, 2013. This increase in cost as a percentage of total collections was primarily due to increased collections as a result of our continued expansion of our internal legal channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform, which we expect to continue as the channel matures.

•
Other costs not directly attributable to specific channel collections (other indirect costs) increased to 18.1% for the three months ended June 30, 2014, from 15.7% for the three months ended June 30, 2013. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase, and the increase in cost per dollar collected, were due to several factors, including increases in corporate legal expense, headcount, and general and administrative expenses necessary to support our growth in addition to investments in initiatives relating to the evolving regulatory environment.

The increase in cost per dollar collected in the United States was partially offset due to the following factors:

•
The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, decreased to 14.3% during the three months ended June 30, 2014, from 14.5% during the three months ended June 30, 2013 and, as a percentage of channel collections, remained consistent at 34.7%. The decrease in the cost of legal collections as a percentage of total collections was primarily due to a decrease in this channel’s collections as a percentage of total collections as a result of increased reliance on our internal legal channel.

•
Collection agency commissions, as a percentage of total collections in the United States, decreased to 1.4% during the three months ended June 30, 2014, from 1.9% during the same period in the prior year. Our collection agency commission rate increased to 22.5% during the three months ended June 30, 2014, from 18.8% during the same period in the prior year. The decrease in the collection agency commissions as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections. The increase in commission rates was attributable to lower commission rates in the prior year. During the three months ended June 30, 2013, we experienced an increase in collection agency collections as a result of increased purchases of bankruptcy portfolios, which are primarily serviced by an outside service provider. Commission rates for bankruptcy portfolios are lower than commission rates on non-bankruptcy portfolios.

During the six months ended June 30, 2014, overall cost per dollar collected increased by 100 basis points to 37.8% of gross collections from 36.8% of gross collections during the six months ended June 30, 2013. This increase was primarily due to the increased cost to collect in the United States, offset by lower cost to collect at our Cabot subsidiary in the United Kingdom. During the same periods, cost to collect in the United States increased to 40.3% from 36.8%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, increased slightly to 2.7% during the six months ended June 30, 2014 from 2.6% during the six months ended June 30, 2013 and, as a percentage of our site collections, increased to 6.3% during the six months ended June 30, 2014, from 5.9% during the six months ended June 30, 2013. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to AACC which is only included in the prior year’s calculation since the completion of the AACC Merger on June 13, 2013.

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, increased to 3.9% during the six months ended June 30, 2014, from 2.8% during the six months ended June 30, 2013 and, as a percentage of channel collections, decreased to 39.6% during the six months ended June 30, 2014, from 56.9% during the six months ended June 30, 2013. This increase in cost as a percentage of total collections was primarily due to increased collections as a result of our continued expansion of our internal legal channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform, which we expect to continue as the channel matures.

•
Other costs not directly attributable to specific channel collections (other indirect costs) increased to 18.2% for the six months ended June 30, 2014, from 15.2% for the six months ended June 30, 2013. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. The dollar increase, and the increase in cost per dollar collected, were due to several factors, including increases in corporate legal expense, headcount, and general and administrative expenses necessary to support our growth in addition to investments in initiatives relating to the evolving regulatory environment.

The increase in cost per dollar collected in the United States was partially offset due to the following factors:

•
The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, decreased to 14.2% during the six months ended June 30, 2014, from 14.6% during the six months ended June 30, 2013 and, as a percentage of channel collections, increased to 35.7% from 34.9% compared to the same period in the prior year. The decrease in the cost of legal collections as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections as a result of increased reliance on our internal legal channel. The increase in the cost of legal collections as a percentage of channel collections was due to a higher cost to collect through the legal channel at our AACC subsidiary.

•
Collection agency commissions, as a percentage of total collections in the United States, decreased to 1.3% during the six months ended June 30, 2014, from 1.6% during the same period in the prior year. Our collection agency commission rate increased to 19.5% during the six months ended June 30, 2014, from 17.4% during the same period in the prior year. The decrease in collection agency commissions as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections. The increase in commission rates was attributable to lower commission rates in the prior year. During the six months ended June 30, 2013, we experienced an increase in collection agency collections as a result of increased purchases of bankruptcy portfolios, which are primarily serviced by an outside service provider. Commission rates for bankruptcy portfolios are lower than commission rates on non-bankruptcy portfolios.

Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $35.7 million to $43.2 million during the three months ended June 30, 2014, from $7.5 million during the three months ended June 30, 2013. Interest expense increased $66.8 million to $81.2 million during the six months ended June 30, 2014, from $14.3 million during the six months ended June 30, 2013.
The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Stated interest on debt obligations	$36,184	$5,759	$30,425	528.3%
Interest expense on preferred equity certificates	5,660	—	5,660	—
Amortization of loan fees and other loan costs	1,766	1,012	754	74.5%
(Accretion of debt premium), net of amortization of debt discount	(392)	711	(1,103)	(155.1)%
Total interest expense	$43,218	$7,482	$35,736	477.6%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Stated interest on debt obligations	$65,516	$11,237	$54,279	483.0%
Interest expense on preferred equity certificates	11,335	—	11,335	—
Amortization of loan fees and other loan costs	5,198	1,782	3,416	191.7%
(Accretion of debt premium), net of amortization of debt discount	(869)	1,317	(2,186)	(166.0)%
Total interest expense	$81,180	$14,336	$66,844	466.3%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
The increase in interest expense was primarily attributable to interest expense incurred at Cabot during the three and six months ended June 30, 2014 of $31.3 million and $58.7 million, respectively, including $5.7 million and $11.3 million, respectively, of interest expense on the preferred equity certificates. The increase was also a result of increased interest expense related to additional borrowings to finance the AACC Merger, the Cabot Acquisition, and the Marlin Acquisition.

Provision for Income Taxes
During the three months ended June 30, 2014 and 2013, we recorded income tax provisions of $14.0 million and $7.3 million, respectively. During the six months ended June 30, 2014 and 2013, we recorded income tax provisions of $25.8 million and $19.8 million, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	5.8%	6.6%	5.8%	6.6%
State benefit	(2.0)%	(2.3)%	(2.0)%	(2.3)%
International benefit(1)	(1.9)%	—%	(3.4)%	—%
Permanent items(2)	3.5%	0.5%	3.7%	0.1%
Other	(0.8)%	—%	(0.1)%	—%
Effective rate	39.6%	39.8%	39.0%	39.4%
________________________

(1)	Represents reserves taken for certain tax position adopted by the Company.

(2)	Represents a provision for nondeductible items.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and six months ended June 30, 2014 and 2013 was immaterial.
As of June 30, 2014, we had a gross unrecognized tax benefit of $88.2 million primarily related to an uncertain tax position in connection with AACC’s tax revenue recognition policy. This uncertain tax position, if recognized, would result in a net tax benefit of $18.7 million and would have a favorable effect on our effective tax rate. There was no material change to the unrecognized tax benefit during the three months ended June 30, 2014.
During the three and six months ended June 30, 2014, we did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings of our subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries during the three and six months ended June 30, 2014 was approximately $6.0 million and $3.6 million, respectively.

Supplemental Performance Data—Portfolio purchasing and recovery
Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections though June 30, 2014
		<2004	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total(2)	CCM(3)
Charged-off consumer receivables:
United States(4):
<1999	$41,117	$133,727	$4,202	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$51	$144,162	3.5
1999	48,712	76,104	8,654	5,157	3,513	1,954	1,149	885	590	487	345	256	108	99,202	2.0
2000	6,153	21,580	2,293	1,323	1,007	566	324	239	181	115	103	96	34	27,861	4.5
2001	38,185	108,453	28,551	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	304	187,356	4.9
2002	61,490	118,549	62,282	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	680	298,574	4.9
2003	88,496	59,038	86,958	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	1,256	337,809	3.8
2004	101,316	—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	1,435	262,309	2.6
2005	192,585	—	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	3,987	487,180	2.5
2006	141,026	—	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	3,802	320,517	2.3
2007	204,064	—	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	8,053	497,528	2.4
2008	227,768	—	—	—	—	—	69,049	165,164	127,799	87,850	59,507	41,773	16,360	567,502	2.5
2009	253,257	—	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	32,403	692,322	2.7
2010	345,811	—	—	—	—	—	—	—	125,465	284,541	215,088	150,558	59,362	835,014	2.4
2011	382,554	—	—	—	—	—	—	—	—	122,224	300,536	225,451	87,734	735,945	1.9
2012	474,557	—	—	—	—	—	—	—	—	—	186,472	322,962	135,799	645,233	1.4
2013	543,978	—	—	—	—	—	—	—	—	—	—	223,862	220,535	444,397	0.8
2014	282,814	—	—	—	—	—	—	—	—	—	—	—	26,127	26,127	0.1
Subtotal	3,433,883	517,451	232,340	291,111	336,374	354,724	398,303	487,458	604,006	755,392	939,746	1,094,103	598,030	6,609,038	1.9
United Kingdom:
2013	620,900	—	—	—	—	—	—	—	—	—	—	134,259	126,729	260,988	0.4
2014	410,380	—	—	—	—	—	—	—	—	—	—	—	51,325	51,325	0.1
Subtotal	1,031,280	—	—	—	—	—	—	—	—	—	—	134,259	178,054	312,313	0.3
Purchased bankruptcy receivables:
2010	11,971	—	—	—	—	—	—	—	388	4,247	5,598	6,248	3,061	19,542	1.6
2011	1,642	—	—	—	—	—	—	—	—	1,372	1,413	1,070	189	4,044	2.5
2012	83,436	—	—	—	—	—	—	—	—	—	1,249	31,020	13,930	46,199	0.6
2013	39,883	—	—	—	—	—	—	—	—	—	—	12,806	12,690	25,496	0.6
Subtotal	136,932	—	—	—	—	—	—	—	388	5,619	8,260	51,144	29,870	95,281	0.7
Total	$4,602,095	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$805,954	$7,016,632	1.5
________________________

(1)
Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through June 30, 2014, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through June 30, 2014 refers to collections as a multiple of purchase price.

(4)	United States data includes immaterial results from Latin America.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3), (4)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
United States (5):
<2005	$385,469	$1,357,273	$344	$1,357,617	3.5
2005	192,585	487,180	639	487,819	2.5
2006	141,026	320,517	5,956	326,473	2.3
2007	204,064	497,528	15,620	513,148	2.5
2008	227,768	567,502	30,648	598,150	2.6
2009	253,257	692,322	72,559	764,881	3.0
2010	345,811	835,014	180,257	1,015,271	2.9
2011	382,554	735,945	286,004	1,021,949	2.7
2012	474,557	645,233	426,764	1,071,997	2.3
2013	543,978	444,397	924,583	1,368,980	2.5
2014	282,814	26,127	497,454	523,581	1.9
Subtotal	3,433,883	6,609,038	2,440,828	9,049,866	2.6
United Kingdom:
2013	620,900	260,988	1,427,937	1,688,925	2.7
2014	410,380	51,325	938,750	990,075	2.4
Subtotal	1,031,280	312,313	2,366,687	2,679,000	2.6
Purchased bankruptcy receivables:
2010	11,971	19,542	2,946	22,488	1.9
2011	1,642	4,044	76	4,120	2.5
2012	83,436	46,199	52,853	99,052	1.2
2013	39,883	25,496	35,581	61,077	1.5
Subtotal	136,932	95,281	91,456	186,737	1.4
Total	$4,602,095	$7,016,632	$4,898,971	$11,915,603	2.6
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through June 30, 2014, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for charged off consumer receivables includes $120.7 million related to accounts that converted to bankruptcy after purchase.

(4)
The collection forecast of each pool is generally estimated to be between 84 to 96 months based on the expected collection period of each pool in the United States and up to 120 months in the United Kingdom. Expected collections beyond the 84 to 96 month collection forecast in the United States are included in ERC but are not included in the calculation of IRRs.

(5)	United States data includes immaterial results from Latin America.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2), (3)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	>2022	Total
Charged-off consumer receivables:
United States (4):
<2006	$331	$361	$188	$83	$20	$—	$—	$—	$—	$—	$983
2006	2,502	2,478	942	25	9	—	—	—	—	—	5,956
2007	5,141	6,440	3,314	689	31	5	—	—	—	—	15,620
2008	9,283	9,943	5,897	3,983	1,542	—	—	—	—	—	30,648
2009	20,642	26,514	12,309	7,024	4,469	1,601	—	—	—	—	72,559
2010	43,421	62,240	35,235	20,890	10,460	5,694	2,317	—	—	—	180,257
2011	63,492	94,497	55,508	33,428	21,157	10,120	5,665	2,137	—	—	286,004
2012	91,297	138,009	82,415	51,490	31,324	16,729	8,271	5,534	1,695	—	426,764
2013	149,524	259,317	180,580	119,302	80,347	53,811	36,288	23,197	14,417	7,800	924,583
2014	72,887	124,753	96,461	70,626	50,412	35,886	28,548	14,176	2,253	1,452	497,454
Subtotal	458,520	724,552	472,849	307,540	199,771	123,846	81,089	45,044	18,365	9,252	2,440,828
United Kingdom:
2013	102,408	213,378	211,311	185,707	162,210	143,367	129,396	118,294	108,552	53,314	1,427,937
2014	61,725	135,045	134,514	117,922	103,430	92,107	83,179	75,083	65,840	69,905	938,750
Subtotal	164,133	348,423	345,825	303,629	265,640	235,474	212,575	193,377	174,392	123,219	2,366,687
Purchased bankruptcy receivables:
2010	1,254	1,314	378	—	—	—	—	—	—	—	2,946
2011	29	29	17	1	—	—	—	—	—	—	76
2012	11,651	19,748	12,855	6,599	2,000	—	—	—	—	—	52,853
2013	8,947	15,115	8,755	2,652	112	—	—	—	—	—	35,581
Subtotal	21,881	36,206	22,005	9,252	2,112	—	—	—	—	—	91,456
Total	$644,534	$1,109,181	$840,679	$620,421	$467,523	$359,320	$293,664	$238,421	$192,757	$132,471	$4,898,971
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)	ERC for charged off consumer receivables includes $120.7 million related to accounts that converted to bankruptcy after purchase.

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

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of June 30, 2014	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
United States (2):
2006	$695	$141,026	0.5%	0.1%
2007	3,317	204,064	1.6%	0.4%
2008	10,604	227,768	4.7%	1.2%
2009	13,046	253,257	5.2%	1.4%
2010	30,929	345,811	8.9%	3.4%
2011	73,354	382,554	19.2%	8.0%
2012	154,411	474,557	32.5%	16.9%
2013	357,956	543,978	65.8%	39.2%
2014	268,803	282,814	95.0%	29.4%
Subtotal	913,115	2,855,829	32.0%	100.0%
United Kingdom:
2013	598,966	620,900	96.5%	59.7%
2014	404,014	410,380	98.4%	40.3%
Subtotal	1,002,980	1,031,280	97.3%	100.0%
Purchased bankruptcy receivables:
2010	1,824	11,971	15.2%	2.5%
2011	31	1,642	1.9%	—%
2012	46,068	83,436	55.2%	64.2%
2013	23,967	39,883	60.1%	33.3%
Subtotal	71,890	136,932	52.5%	100.0%
Total	$1,987,985	$4,024,041	49.4%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	United States data includes immaterial results from Latin America.

Estimated Future Amortization of Portfolios
As of June 30, 2014, we had $2.0 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Charged-off Consumer Receivables United States	Charged-off Consumer Receivables United Kingdom	Purchased Bankruptcy Receivables	Total Amortization
2014(1)	$123,812	$29,078	$15,285	$168,175
2015	258,970	91,797	27,640	378,407
2016	187,393	120,985	18,527	326,905
2017	132,563	110,462	8,380	251,405
2018	100,708	101,488	2,057	204,253
2019	69,074	98,411	—	167,485
2020	35,712	102,761	—	138,473
2021	4,807	112,787	—	117,594
2022	77	126,251	—	126,328
2023	—	98,690	—	98,690
2024	—	10,270	—	10,270
Total	$913,116	$1,002,980	$71,889	$1,987,985
________________________

(1)	2014 amount consists of six months data from July 1, 2014 to December 31, 2014.
Headcount by Function by Geographical Location
The following table summarizes our headcount by function by geographical location:

	Headcount as of June 30,
	2014		2013
	Domestic	International	Domestic	International
General & Administrative	951	1,601	1,075	608
Internal Legal Account Manager	52	56	80	27
Account Manager	230	2,384	402	1,338
	1,233	4,041	1,557	1,973

Gross Collections by Account Manager
The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States(1):
Gross collections—collection sites	$130,788	$116,853	$267,313	$243,415
Average active Account Manager	1,586	1,583	1,627	1,584
Collections per average active Account Manager	$82.5	$73.8	$164.3	$153.7
United Kingdom:
Gross collections—collection sites	$54,716	$—	$100,577	$—
Average active Account Manager	542	—	478	—
Collections per average active Account Manager	$101.0	$—	$210.4	$—
Overall:
Collections per average active Account Manager	$87.2	$73.8	$174.8	$153.7
________________________

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.

Gross Collections per Hour Paid
The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States(1):
Gross collections—collection sites	$130,788	$116,853	$267,313	$243,415
Total hours paid	776	719	1,518	1,447
Collections per hour paid	$168.5	$162.5	$176.1	$168.2
United Kingdom:
Gross collections—collection sites	$54,716	$—	$100,577	$—
Total hours paid	149	—	266	—
Collections per hour paid	$367.2	$—	$378.1	$—
Overall:
Collections per hour paid	$200.5	$162.5	$206.2	$168.2
________________________

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.

Collection Sites Direct Cost per Dollar Collected
The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States(1):
Gross collections—collection sites	$130,788	$116,853	$267,313	$243,415
Direct cost(2)	$8,330	$7,173	$16,740	$14,416
Cost per dollar collected(3)	6.4%	6.1%	6.3%	5.9%
United Kingdom:
Gross collections—collection sites	$54,716	$—	$100,577	$—
Direct cost(2)	$3,773	$—	$6,496	$—
Cost per dollar collected	6.9%	—	6.5%	—
Overall:
Cost per dollar collected	6.5%	6.1%	6.3%	5.9%
________________________

(1)	United States statistics include gross collections and direct costs for our India and Costa Rica call centers.

(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(3)	The increase in cost as a percentage of total collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to our AACC subsidiary.

Salaries and Employee Benefits by Function
The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$12,918	$7,173	$24,915	$14,416
Non-collection site salaries and employee benefits(2)	44,565	22,182	84,131	39,352
Subtotal	57,483	29,355	109,046	53,768
Non portfolio purchasing and recovery	2,157	1,435	3,895	2,853
	$59,640	$30,790	$112,941	$56,621
________________________

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(2)
Includes internal legal channel salaries and employee benefits of $6.0 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively, and $11.8 million and $6.1 million for the six months ended June 30, 2014 and 2013, respectively.

Purchases by Quarter
The following table summarizes the charged-off consumer receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2012	2,132	$2,902,409	$130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
Q2 2014	1,210	3,075,343	225,762
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.
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
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$37,597	$11,251
Net cash used in investing activities	(493,943)	(202,723)
Net cash provided by financing activities	457,842	396,133
On February 25, 2014, we amended our revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement. On August 1, 2014, we further amended the Credit Facility pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). Under the Restated Credit Agreement, we have a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows us to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of June 30, 2014, we had $423.9 million outstanding, $418.6 million in borrowing capacity and $391.8 million in borrowing base availability under the Credit Facility, excluding the $250.0 million accordion.
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
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £85.0 million (the “Cabot Credit Facility”). As of June 30, 2014, there was £48.0 million (approximately $82.1 million) outstanding and we had £37.0 million (approximately $63.3 million) available for borrowing. On February 7, 2014, in connection to the acquisition of Marlin, Cabot Financial UK borrowed £75.0 million (approximately $122.3 million) under this facility and used the proceeds to pay for a portion of the purchase price.
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
Propel has a $200.0 million syndicated loan facility (the “Propel Facility I”). The Propel Facility I is used to fund tax liens in Texas and Arizona. As of June 30, 2014, there was $32.3 million outstanding and $167.7 million of availability under our Propel Facility I.
Subsidiaries of Propel have a revolving credit facility (the “Propel Facility II”) that is used to purchase tax liens in various states directly from taxing authorities. On May 6, 2014, we amended the Propel Facility II and increased the commitment amount from $100.0 million to the following: (a) during the period from July 1, 2014 to and including September 30, 2014, $190.0 million or (b) at any other time, $150.0 million. As of June 30, 2014, there was $49.3 million outstanding and $100.7 million of availability under our Propel Facility II. Refer to Note 10, “Debt - Propel Facilities” in the notes to our condensed consolidated financial statements for detailed information related to the Propel Facility II and the amendment.
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in payment agreements and contracts relating to unpaid real property taxes, assessments, and other charges secured by liens on real property located in the State of Texas. In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by these receivables (the “Propel Securitized Notes”), due 2029. Proceeds from the sale of the Propel Securitized Notes were used to pay down borrowings on the Propel Facility I, pay certain expenses incurred in connection with the issuance of the Propel Securitized Notes and fund certain reserves.
On April 24, 2014, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. During the three months ended June 30, 2014, we repurchased 400,000 shares of our common stock for approximately $16.8 million. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement and our Cabot Credit Facility. All of our purchases for receivables secured by property tax liens are funded with cash from Propel’s operations and borrowings under our Propel Facility I, Propel Facility II, and Propel Securitized Notes.
See Note 10, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Operating Cash Flows
Net cash provided by operating activities was $37.6 million and $11.3 million during the six months ended June 30, 2014 and 2013, respectively.
Cash provided by operating activities during the six months ended June 30, 2014 was primarily related to a net income of $40.2 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the six months ended June 30, 2013 was primarily related to net income of $30.5 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $493.9 million and $202.7 million during the six months ended June 30, 2014 and 2013, respectively.
The cash flows used in investing activities during the six months ended June 30, 2014 were primarily related to cash paid for acquisitions, net of cash acquired, of $303.5 million, receivable portfolio purchases (excluding the portfolios acquired from the acquisition of Marlin of $208.5 million) of $475.1 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $325.5 million. The cash flows used in investing activities during the six months ended June 30, 2013 were primarily related to cash paid for the AACC Merger, net of cash acquired of $293.3 million, receivable portfolio purchases (excluding the portfolios acquired from the AACC Merger of $383.4 million) of $98.2 million, and originations of receivables secured by tax liens of $88.0 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $260.5 million and collections applied to our receivables secured by tax liens of $27.1 million.
Capital expenditures for fixed assets acquired with internal cash flow were $8.9 million and $5.3 million for six months ended June 30, 2014 and 2013, respectively.
Financing Cash Flows
Net cash provided by financing activities was $457.8 million and $396.1 million during the six months ended June 30, 2014 and 2013, respectively.
The cash provided by financing activities during the six months ended June 30, 2014 primarily reflects $679.9 million in borrowings under our Restated Credit Agreement, $288.6 million of proceeds from Cabot’s senior secured notes due 2021, $161.0 million of proceeds from the issuance of the 2021 Convertible Notes, and $134.0 million of proceeds from the issuance of Propel’s securitized notes, offset by $732.9 million in repayments of amounts outstanding under our Restated Credit Agreement and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction. The cash provided by financing activities during the six months ended June 30, 2013 primarily reflects $514.1 million in borrowings under our Restated Credit Agreement and Propel Facilities and $150.0 million in borrowings under our 2013 Convertible Senior Notes, offset by $228.2 million in repayments of amounts outstanding under our Restated Credit Agreement and Propel Facilities.
We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $123.4 million as of June 30, 2014 (approximately $44.1 million of which were held at our Cabot subsidiary), our access to capital markets, and availability under our credit facilities.
Our future cash needs will depend on our acquisitions of portfolios and businesses.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At June 30, 2014, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Interest Rates. At June 30, 2014, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
We continue to monitor and test Cabot’s system of internal control over financial reporting as part of management’s annual evaluation of internal control over financial reporting in 2014. We completed the Marlin Acquisition during the first quarter of 2014. As part of management’s annual assessment of internal control over financial reporting, beginning in 2015, Marlin’s system will be evaluated.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A – Risk Factors
There is no material change in the information reported under “Part I—Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and “Part II, Item 1A—Risk Factors” in our subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The following table presents information with respect to purchases of common stock of the Company during the three months ended June 30, 2014, by the Company or an “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act :

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2014 to April 30, 2014	—	$—	—	$—
May 1, 2014 to May 31, 2014	400,000	42.04	400,000	33,178,915
June 1, 2014 to June 30, 2014	—	—	—	—
Total	400,000	$42.04	400,000	$33,178,915
________________________

(1)
On April 24, 2014, we publicly announced that our Board of Directors had authorized a stock repurchase program for the Company to purchase $50.0 million of our Company’s common stock. This column discloses the number of shares purchased pursuant to the program during the indicated time periods.

Item 5 - Other Information
Acquisition of Atlantic Credit & Finance, Inc. and Amendments to Credit Documents
On August 1, 2014, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Atlantic Credit & Finance, Inc. (“Atlantic”) and the sellers named therein. Pursuant to the Purchase Agreement, the Company acquired all of the outstanding equity interests of Atlantic for approximately $70.0 million in cash (the “Acquisition”). Atlantic acquires and liquidates consumer finance receivables originated and charged off by national financial institutions. At the closing of the Acquisition, the Company made additional payments totaling approximately $126.1 million to retire certain indebtedness and other obligations of Atlantic. The Company financed the acquisition through borrowings under the Restated Credit Agreement and cash on hand.
On August 1, 2014, the Company amended the Restated Credit Agreement to, among other things, (i) modify the permitted investment provisions in the Restated Credit Agreement to allow investments of up to $205 million for the purpose of consummating the Acquisition, (ii) increase the Company’s ability to incur additional unsecured or subordinated indebtedness from $450 million to $750 million, (iii) increase the basket of investments permitted in unrestricted subsidiaries from $200 million to $250 million, and (iv) add a basket to allow for investments in certain Propel subsidiaries of $200 million. On August 1, 2014, the Company amended the Second Amended and Restated Senior Secured Note Purchase Agreement dated as of May 9, 2013 (as amended, the “Note Purchase Agreement”) by and between the Company, on the one hand, and The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations, on the other hand, for purposes of aligning the covenants in the Note Purchase Agreement with the modified covenants in the Restated Credit Agreement. Refer to Note 10, “Debt” in the notes to our condensed consolidated financial statements for a detailed description of the current terms of the Restated Credit Facility and the Note Purchase Agreement.
The foregoing summary of the Purchase Agreement and the amendments to the Restated Credit Agreement and the Note Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the documents, copies of which will are filed as exhibits to this Quarterly Report on Form 10-Q.
Appointment of Michael P. Monaco to the Board of Directors
On August 6, 2014, the Company’s Board of Directors, upon the recommendation of the Board’s Nominating and Corporate Governance Committee, appointed Michael P. Monaco to the Board, effective immediately. The Board has affirmatively determined that Mr. Monaco qualifies as independent director under the NASDAQ listing standards. In addition, Mr. Monaco was appointed to the Audit and Risk Committee and Compensation Committee of the Board.
Mr. Monaco is a Senior Managing Director at CDG Group, LLC, and his past experience includes his service as Chairman and Chief Executive Officer of Accelerator, LLC and as the Executive Vice President and Chief Financial Officer of the American Express Company.
For his service as a non-employee director, Mr. Monaco will be eligible for the same retainer fees as other non-employee directors. He will also receive an initial equity award of $50,000 in shares of Company common stock, consistent with the Company’s compensation program for non-employee directors.

Item 6 – Exhibits

2.1
Stock Purchase Agreement, dated August 1, 2014, by and among Encore Capital Group, Inc., the sellers party thereto, Atlantic Credit & Finance, Inc. and Richard Woolwine as the sellers’ representative (filed herewith)

4.1
First Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee (filed herewith)

4.2
Third Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.3
Second Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.4
Third Supplemental Indenture, dated May 19, 2014, by and among Marlin Intermediate Holdings plc, Cabot Financial Limited, The Bank of New York Mellon, London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated August 1, 2014, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (filed herewith)

10.2
Amendment No. 3, dated August 1, 2014, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer
Date: August 7, 2014