Form 10-Q
period 2014-09-30
ENCORE CAPITAL GROUP INC
filed 2014-11-06
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 000-26489
ENCORE CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1090909
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3111 Camino Del Rio North, Suite 103 San Diego, California	92108
(Address of principal executive offices)	(Zip code)
(877) 445 - 4581
(Registrant’s telephone number, including area code)

3111 Camino Del Rio North, Suite 1300
San Diego, California
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2014
Common Stock, $0.01 par value	25,719,591 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$115,440	$126,213
Investment in receivable portfolios, net	2,073,232	1,590,249
Deferred court costs, net	53,130	41,219
Receivables secured by property tax liens, net	276,081	212,814
Property and equipment, net	64,565	55,783
Other assets	218,119	154,783
Goodwill	921,519	504,213
Total assets	$3,722,086	$2,685,274
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$192,309	$137,272
Debt	2,790,746	1,850,431
Other liabilities	98,864	95,100
Total liabilities	3,081,919	2,082,803
Commitments and contingencies
Redeemable noncontrolling interest	30,280	26,564
Redeemable equity component of convertible senior notes	9,787	—
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,720 shares and 25,457 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	257	255
Additional paid-in capital	121,491	171,819
Accumulated earnings	471,704	394,628
Accumulated other comprehensive gain	3,274	5,195
Total Encore Capital Group, Inc. stockholders’ equity	596,726	571,897
Noncontrolling interest	3,374	4,010
Total equity	600,100	575,907
Total liabilities, redeemable equity and equity	$3,722,086	$2,685,274
The following table includes assets that can only be used to settle the liabilities of the Company’s consolidated variable interest entities (“VIEs”). These assets and liabilities are included in the consolidated statements of financial condition above. See Note 11 “Variable Interest Entities” for additional information on the Company’s VIEs.

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$34,261	$62,403
Investment in receivable portfolios, net	1,008,885	620,312
Deferred court costs, net	9,407	—
Receivables secured by property tax liens, net	116,980	—
Property and equipment, net	13,491	13,755
Other assets	89,911	33,772
Goodwill	695,825	376,296
Liabilities
Accounts payable and accrued liabilities	$104,200	$47,219
Debt	1,622,302	846,676
Other liabilities	6,885	1,897

See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Revenue from receivable portfolios, net	$251,785	$225,387	$737,584	$518,094
Other revenues	13,445	5,792	38,943	6,473
Net interest income	8,052	4,379	19,691	11,698
Total revenues	273,282	235,558	796,218	536,265
Operating expenses
Salaries and employee benefits	61,175	52,253	183,667	114,054
Cost of legal collections	53,742	50,953	153,596	137,694
Other operating expenses	22,061	19,056	72,196	46,118
Collection agency commissions	9,517	14,158	25,275	22,717
General and administrative expenses	35,532	33,486	110,508	77,429
Depreciation and amortization	6,933	4,523	19,879	8,527
Total operating expenses	188,960	174,429	565,121	406,539
Income from operations	84,322	61,129	231,097	129,726
Other expense
Interest expense	(43,498)	(29,186)	(124,678)	(43,522)
Other expense	(532)	(299)	(192)	(4,262)
Total other expense	(44,030)	(29,485)	(124,870)	(47,784)
Income before income taxes	40,292	31,644	106,227	81,942
Provision for income taxes	(10,154)	(10,272)	(35,906)	(30,110)
Income from continuing operations	30,138	21,372	70,321	51,832
Loss from discontinued operations, net of tax	—	(308)	—	(308)
Net income	30,138	21,064	70,321	51,524
Net loss attributable to noncontrolling interest	197	822	6,755	822
Net income attributable to Encore Capital Group, Inc. stockholders	$30,335	$21,886	$77,076	$52,346
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$30,335	$22,194	$77,076	$52,654
Loss from discontinued operations, net of tax	—	(308)	—	(308)
Net income	$30,335	$21,886	$77,076	$52,346
Earnings per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$1.17	$0.87	$2.99	$2.16
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Basic	$1.17	$0.86	$2.99	$2.15
Diluted earnings (loss) per share from:
Continuing operations	$1.11	$0.82	$2.79	$2.06
Discontinued operations	$—	$(0.01)	$—	$(0.01)
Diluted	$1.11	$0.81	$2.79	$2.05
Weighted average shares outstanding:
Basic	25,879	25,535	25,811	24,323
Diluted	27,332	27,183	27,622	25,561
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$30,138	$21,064	$70,321	$51,524
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on derivative instruments	(134)	(768)	2,095	(1,722)
Unrealized (loss) gain on foreign currency translation	(7,529)	4,648	(4,016)	3,951
Other comprehensive (loss) gain, net of tax	(7,663)	3,880	(1,921)	2,229
Comprehensive income	22,475	24,944	68,400	53,753
Comprehensive loss (gain) attributable to noncontrolling interest:
Net loss	197	822	6,755	822
Unrealized loss (gain) on foreign currency translation	1,372	(2,633)	902	(2,633)
Comprehensive loss (gain) attributable to noncontrolling interests	1,569	(1,811)	7,657	(1,811)
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$24,044	$23,133	$76,057	$51,942
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$70,321	$51,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,879	8,527
Other non-cash interest expense	20,989	5,411
Stock-based compensation expense	13,560	9,163
Recognized loss on termination of derivative contract	—	3,630
Deferred income taxes	(11,863)	(217)
Excess tax benefit from stock-based payment arrangements	(11,422)	(5,238)
Reversal of allowances on receivable portfolios, net	(12,455)	(7,658)
Changes in operating assets and liabilities
Deferred court costs and other assets	(16,498)	1,897
Prepaid income tax and income taxes payable	2,402	(25,785)
Accounts payable, accrued liabilities and other liabilities	23,850	(1,388)
Net cash provided by operating activities	98,763	39,866
Investing activities:
Cash paid for acquisitions, net of cash acquired	(495,519)	(413,055)
Purchases of receivable portfolios, net of put-backs	(666,470)	(156,438)
Collections applied to investment in receivable portfolios, net	488,086	418,024
Originations and purchases of receivables secured by tax liens	(108,739)	(100,278)
Collections applied to receivables secured by tax liens	93,986	51,111
Purchases of property and equipment	(13,598)	(8,178)
Other	(1,987)	(5,580)
Net cash used in investing activities	(704,241)	(214,394)
Financing activities:
Payment of loan costs	(15,271)	(17,152)
Proceeds from credit facilities	993,449	522,065
Repayment of credit facilities	(878,883)	(491,462)
Proceeds from senior secured notes	288,645	151,670
Repayment of senior secured notes	(11,250)	(10,000)
Proceeds from issuance of convertible senior notes	161,000	172,500
Proceeds from issuance of securitized notes	134,000	—
Repayment of securitized notes	(20,599)	—
Repayment of preferred equity certificates, net	(702)	(39,743)
Purchases of convertible hedge instruments	(33,576)	(18,113)
Repurchase of common stock	(16,815)	—
Taxes paid related to net share settlement of equity awards	(19,356)	(9,270)
Excess tax benefit from stock-based payment arrangements	11,422	5,238
Other, net	987	(1,073)
Net cash provided by financing activities	593,051	264,660
Net (decrease) increase in cash and cash equivalents	(12,427)	90,132
Effect of exchange rate changes on cash	1,654	2,514
Cash and cash equivalents, beginning of period	126,213	17,510
Cash and cash equivalents, end of period	$115,440	$110,156
Supplemental disclosures of cash flow information:
Cash paid for interest	$120,125	$48,243
Cash paid for income taxes	54,452	54,499
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$6,852	$1,189
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is an international specialty finance company, with operations spanning seven countries, providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom, specializing in higher balance, semi-performing accounts. Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) provides Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Encore’s majority-owned subsidiary, Grove Holdings (“Grove”), through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Encore’s majority-owned subsidiary, Refinancia S.A. (“Refinancia”), through its subsidiaries, is one of the market leaders in debt collection and management in Colombia and Peru. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchases delinquent tax liens directly from selected taxing authorities.
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
Europe. Through Cabot, portfolio receivables are purchased using a proprietary pricing model. This model allows Cabot to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections.

As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.
Cabot also uses insights discovered during its purchasing process to build account-level collection strategies. Cabot’s proprietary consumer-level collectability analysis is a determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective customer engagement strategy to pursue for each account it owns to ensure that customers are treated fairly and the most suitable engagement and collection strategy for each individual customer is deployed. In recent years, Cabot has concentrated on buying portfolios that are defined as semi-performing, in which over 50% of the accounts in a portfolio have made a payment in three of the last four months immediately prior to the portfolio purchase. Cabot will try to establish contact with these consumers, in order to convey payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardships, are managed outside of normal collection routines.
The remaining pool of accounts then receives further evaluation. Cabot analyzes and estimates a consumer’s perceived willingness to pay. Based on that analysis, Cabot tries to engage with customers through letters and/or phone calls. Where contact is made and consumers indicate a willingness to pay, a patient approach of forbearance is applied using regulatory protocols within the United Kingdom to assess affordability and ensure that plans are fair and balanced and therefore, sustainable. Where consumers are not locatable or refuse to engage in a constructive dialogue, Cabot will pass these accounts through a litigation scorecard and rule set in order to assess suitability for legal action. Through Cabot’s newly acquired subsidiary, Marlin, a leading acquirer of non-performing consumer debt in the United Kingdom, Cabot has a competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables.
On April 1, 2014, the Company completed the acquisition of a controlling equity ownership interest in Grove. Grove, through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, IVAs) in the United Kingdom and bank and non-bank receivables in Spain.
Latin America. Refinancia is one of the market leaders in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in Colombia, including providing financial solutions to individuals with defaulted credit records, payment plan guarantee services through merchants and loan guarantee services to financial institutions.
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
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation.
On June 13, 2013, the Company completed its merger with Asset Acceptance Capital Corp. (“AACC”), on July 1, 2013, the Company completed its acquisition of a controlling interest in Cabot (the “Cabot Acquisition”), on February 7, 2014, Cabot acquired Marlin, and on August 6, 2014, the Company completed the acquisition of Atlantic Credit & Finance, Inc. (“Atlantic”). The condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 include the results of the operations of Marlin and Atlantic since the date of the acquisitions. The condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 only include the results of operations of AACC and Cabot since the closing date of the merger with AACC and the closing date of the Cabot Acquisition.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard “Revenue from Contracts with Customers.” This new standard supersedes the existing revenue recognition guidance under GAAP, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard, which does not apply to financial instruments, is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is in the process of evaluating the impact of the adoption of the standard on its financial statements.
Note 2: Business Combinations
Atlantic Acquisition
On August 6, 2014, the Company, pursuant to a Stock Purchase Agreement dated August 1, 2014 by and among the Company, Atlantic and the sellers, acquired all of the outstanding equity interests of Atlantic (the “Atlantic Acquisition”). The purchase price consisted of approximately $196.1 million in cash consideration, of which $126.1 million was used to retire certain indebtedness and obligations of Atlantic. Atlantic acquires and liquidates consumer finance receivables originated and charged off by U.S. financial institutions. The Company financed the acquisition through borrowings under its Restated Credit Agreement (as defined in Note 10, “Debt”) and cash on hand.
The Atlantic Acquisition was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. As of the date of this Quarterly Report on Form 10-Q, the Company is in the process of obtaining independent valuations of certain intangible assets, investment in receivable portfolios, deferred court costs, deferred income taxes, and other assets acquired and liabilities assumed. The initial purchase price allocation presented below was based on the preliminary assessment of assets acquired and liabilities assumed. These provisional measurements are subject to change based on the final valuation study that is expected to be completed by the first quarter of 2015.
The components of the preliminary purchase price allocation for the Atlantic Acquisition are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$196,104
Allocation of purchase price:
Cash	$16,743
Investment in receivable portfolios	105,399
Deferred court costs	3,100
Property and equipment	1,331
Other assets	14,229
Liabilities assumed	(20,955)
Goodwill and identifiable intangible assets	76,257
Total net assets acquired	$196,104
The goodwill recognized is primarily attributable to (i) the ability to utilize Atlantic’s proven competitive advantage in the collection of freshly charged-off receivable portfolios and (ii) synergies that are expected to arise after the acquisition. The entire goodwill related to the Atlantic Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the Atlantic Acquisition were approximately $0.5 million for the three months ended September 30, 2014, and have been expensed in the accompanying condensed consolidated statements of income within general and administrative expenses. The amount of revenue and net income included in the Company’s condensed consolidated statement of income from the date of acquisition for the three months ended September 30, 2014 related to Atlantic since the date of acquisition was $10.7 million and $2.6 million, respectively.
Marlin Acquisition
On February 7, 2014, Cabot, through its subsidiary Cabot Financial Holdings Group Limited (“Cabot Financial Holdings”), entered into a Share Sale and Purchase Agreement (the “Marlin Purchase Agreement”), pursuant to which Cabot acquired (a) the entire issued share capital of Marlin, and (b) certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited, which is a direct wholly-owned subsidiary of Marlin (the “Marlin Acquisition”), from funds managed by Duke Street LLP and certain individuals, including certain executive management of Marlin (collectively, the “Sellers”). Pursuant to the terms and conditions of the Marlin Purchase Agreement and certain ancillary agreements, Cabot Financial Holdings also assumed substantially all of the outstanding debt of Marlin Intermediate Holdings plc, a subsidiary of Marlin.
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

The components of the preliminary purchase price allocation for the Marlin Acquisition are as follows (in thousands):

Purchase price:
Cash paid at acquisition	$274,068
Allocation of purchase price:
Cash	$16,342
Investment in receivable portfolios	208,450
Deferred court costs	914
Property and equipment	1,508
Other assets	18,091
Liabilities assumed	(302,915)
Identifiable intangible assets	1,819
Goodwill	329,859
Total net assets acquired	$274,068
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
Total acquisition and integration costs related to the Marlin Acquisition were approximately $0.2 million and $9.9 million for the three and nine months ended September 30, 2014, respectively, and have been expensed in the accompanying condensed consolidated statements of income within general and administrative expenses.
Other Acquisitions
In addition to the business combination transactions discussed above, the Company completed certain other acquisitions in 2013, including the acquisition of Refinancia in December 2013. The Company also completed the acquisition of approximately 68.2% of the equity ownership interest in Grove on April 1, 2014. On May 2, 2014, Propel completed the acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate during their respective reporting periods.
Pro Forma Results of Operations
The following summary presents unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, as if the Atlantic Acquisition had occurred on January 1, 2013. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had Encore and Atlantic been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated pro forma revenue	$278,913	$250,977	$834,301	$586,952
Consolidated pro forma income from continuing operations attributable to Encore	31,106	24,444	81,989	56,773
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
On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. In May 2014, the Company repurchased 400,000 shares of its common stock for approximately $16.8 million. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding—basic	25,879	25,535	25,811	24,323
Dilutive effect of stock-based awards	410	843	684	940
Dilutive effect of convertible senior notes	1,043	805	1,118	298
Dilutive effect of warrants	—	—	9	—
Weighted average common shares outstanding—diluted	27,332	27,183	27,622	25,561
No anti-dilutive employee stock options were outstanding during the three and nine months ended September 30, 2014 or 2013.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. For the three and nine months ended September 30, 2014 and 2013, diluted earnings per share includes the effect of the common shares issuable upon conversion of the 2017 Convertible Notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Senior Notes,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00. On January 2, 2014, the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes were converted during the three and nine months ended September 30, 2014.
In conjunction with the issuance of the 2017 Convertible Notes, the Company entered into privately negotiated transactions with certain counterparties and sold warrants to purchase approximately 3.6 million shares of its common stock. The warrants had an exercise price of $44.19. On December 16, 2013, the Company entered into amendments with the same counterparties to exchange the original warrants with new warrants with an exercise price of $60.00. All other terms and settlement provisions remain unchanged. The warrant restrike transaction was completed on February 6, 2014. Diluted earnings per share includes the effect of these warrants for the nine months ended September 30, 2014. The effect of the warrants was anti-dilutive for the three months ended September 30, 2014 and 2013, and nine months ended September 30, 2013.

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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$791	$—	$791
Interest rate cap contracts	—	4	—	4
Liabilities
Foreign currency exchange contracts	—	(1,449)	—	(1,449)
Temporary Equity
Redeemable noncontrolling interests	—	—	(30,280)	(30,280)

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$46	$—	$46
Interest rate cap contracts	—	202	—	202
Liabilities
Foreign currency exchange contracts	—	(4,123)	—	(4,123)
Temporary Equity
Redeemable noncontrolling interests	—	—	(26,564)	(26,564)
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
The components of the change in the redeemable noncontrolling interests for the period ended September 30, 2014 are presented in the following table:

Amount
Balance at December 31, 2013	$26,564
Initial redeemable noncontrolling interest related to business combinations	4,997
Net loss attributable to redeemable noncontrolling interests	(5,182)
Adjustment of the redeemable noncontrolling interests to fair value	5,258
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(1,357)
Balance at September 30, 2014	$30,280
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 12.0%, respectively, for United States portfolios, and approximately 30.9% and 19.3%, respectively, for United Kingdom portfolios. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of September 30, 2014 and December 31, 2013. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and United Kingdom portfolios by approximately $44.1 million and $34.3 million, respectively, as of September 30, 2014. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.1 billion and $1.6 billion as of September 30, 2014 and December 31, 2013, respectively.
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
Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $448.5 million, net of debt discount of $53.5 million as of September 30, 2014, and $287.5 million, net of debt discount of $42.2 million as of December 31, 2013, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices, was approximately $519.5 million and $412.4 million as of September 30, 2014 and December 31, 2013, respectively.
Propel’s borrowings under its revolving credit facilities, term loan facility, and securitized notes are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.
Cabot’s senior secured notes due 2019 are carried at the fair value determined at the time of the Cabot Acquisition, adjusted by the accretion of debt premium. Cabot’s senior secured notes due 2020 and 2021 are carried at historical cost. Marlin’s senior secured notes due 2020 are carried at the fair value determined at the time of the Marlin Acquisition, adjusted by the accretion of debt premium. The carrying value of the above senior secured notes was $1.2 billion, including debt premium of $72.6 million, as of September 30, 2014, and $646.9 million, including debt premium of $43.6 million, as of December 31, 2013. The fair value estimate for these senior notes, which incorporates quoted market prices, was approximately $1.2 billion and $680.7 million as of September 30, 2014 and December 31, 2013, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the Cabot Acquisition and at September 30, 2014, that the carrying value of these preferred equity certificates approximates fair value.
Note 5: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Most of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary also holds interest rate cap contracts with an aggregated notional amount of £125.0 million that are used to manage its risk related to interest rate fluctuations. The Company does not apply hedge accounting on the interest rate cap contracts. The impact of the interest rate cap contracts to the Company’s consolidated financial statements for the three and nine months ended September 30, 2014, was immaterial.
Interest Rate Swaps
As of September 30, 2014, the Company had no outstanding interest rate swap agreements. During the three and nine months ended September 30, 2013, the Company utilized interest rate swap contracts to manage risks related to interest rate fluctuation. These derivatives were designated as cash flow hedges in accordance with authoritative accounting guidance. The hedging instruments had been highly effective since the inception of the hedge program, therefore no gains or losses were reclassified from other comprehensive income (“OCI”) into earnings as a result of hedge ineffectiveness.
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
As of September 30, 2014, the total notional amount of the forward contracts to buy Indian rupees in exchange for United States dollars was $51.8 million. As of September 30, 2014, all outstanding contracts qualified for hedge accounting treatment.

The Company estimates that approximately $1.1 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the nine months ended September 30, 2014, and 2013.
The Company does not enter into derivative instruments for trading or speculative purposes.
The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(1,449)	Other liabilities	$(4,123)
Foreign currency exchange contracts	Other assets	791	Other assets	46
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	4	Other assets	202
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$—	$132	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	(429)	(1,871)	Salaries and employee benefits	(243)	(622)	Other (expense) income	—	—
Foreign currency exchange contracts	(79)	(381)	General and administrative expenses	(46)	(119)	Other (expense) income	—	—

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$—	$506	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	2,215	(3,809)	Salaries and employee benefits	(818)	(890)	Other (expense) income	—	—
Foreign currency exchange contracts	242	(809)	General and administrative expenses	(143)	(171)	Other (expense) income	—	—
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
In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an internal rate of return (“IRR”) to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of comprehensive income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. During the quarter ended September 30, 2014, the Company revised the forecasting methodology it uses to value and calculate IRRs on its portfolios in the United States by extending the collection forecasts from 84 or 96 months to 120 months. This change was made as a result of the Company’s increased confidence in its ability to forecast future cash collections to 120 months.  Extending the collection forecast did not result in a material increase to any quarterly pool group IRRs or revenue during the quarter. The Company has historically included collections to 120 months in its estimated remaining collection disclosures and when evaluating the economic returns of its portfolio purchases.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936
Revenue recognized, net	(231,057)	(6,511)	(237,568)
Net additions on existing portfolios	92,325	8,555	100,880
Additions for current purchases(1)	591,205	—	591,205
Balance at March 31, 2014	2,843,944	10,509	2,854,453
Revenue recognized, net	(241,523)	(6,708)	(248,231)
Net additions on existing portfolios	80,582	6,135	86,717
Additions for current purchases	218,047	—	218,047
Balance at June 30, 2014	2,901,050	9,936	2,910,986
Revenue recognized, net	(244,561)	(7,224)	(251,785)
Net additions on existing portfolios	161,622	54,184	215,806
Additions for current purchases(2)	179,604	—	179,604
Balance at September 30, 2014	$2,997,715	$56,896	$3,054,611

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2012	$984,944	$17,366	$1,002,310
Revenue recognized, net	(135,072)	(5,611)	(140,683)
Net additions on existing portfolios	173,634	7,061	180,695
Additions for current purchases	66,808	—	66,808
Balance at March 31, 2013	1,090,314	18,816	1,109,130
Revenue recognized, net	(144,186)	(7,838)	(152,024)
Net additions on existing portfolios	30,458	10,784	41,242
Additions for current purchases(3)	645,865	—	645,865
Balance at June 30, 2013	1,622,451	21,762	1,644,213
Revenue recognized, net	(218,182)	(7,205)	(225,387)
Net additions on existing portfolios	29,101	3,048	32,149
Additions for current purchases(4)	975,380	—	975,380
Balance at September 30, 2013	$2,408,750	$17,605	$2,426,355
________________________

(1)	Includes $208.5 million of portfolios acquired in connection with the Marlin Acquisition discussed in Note 2, “Business Combinations.”

(2)	Includes $105.4 million of portfolios acquired in connection with the Atlantic Acquisition discussed in Note 2, “Business Combinations.”

(3)	Includes $383.4 million of portfolios acquired in connection with the merger with AACC.

(4)	Includes $559.0 million of portfolios acquired in connection with the Cabot Acquisition.
During the three months ended September 30, 2014, the Company purchased receivable portfolios with a face value of $4.0 billion for $299.5 million, or a purchase cost of 7.5% of face value. Purchases of charged-off credit card portfolios include $105.4 million of portfolios acquired in conjunction with the Atlantic Acquisition. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $0.6 billion. During the three months ended September 30, 2013, the Company purchased receivable portfolios with a face value of $13.4 billion for $617.9 million, or a purchase cost of 4.6% of face value. This included $559.0 million of portfolios acquired in conjunction with the Cabot Acquisition. During the nine months ended September 30, 2014, the Company purchased receivable portfolios with a face value of $11.3 billion for $992.8 million, or a purchase cost of 8.8% of face value. Purchases of charged-off credit card portfolios include $105.4 million of portfolio acquired in connection with the Atlantic Acquisition and $208.5 million of portfolios acquired in conjunction with the Marlin Acquisition. The estimated future collections at acquisition for all portfolios purchased during the period amounted to $2.0 billion. During the nine months ended September 30, 2013, the Company purchased receivable portfolios with a face value of $83.9 billion for $1.1 billion, or a purchase cost of 1.3% of face value. Included in this amount is the purchase of receivables related to AACC of $383.4 million with a face value of $68.2 billion or a purchase cost of 0.6% of face value. The lower purchase rate for the AACC portfolio is due to the Company’s purchase of AACC which included all portfolios owned, including accounts that have no value. No value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the accounts being sold to the Company prior to sale.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended September 30, 2014 and 2013, Zero Basis Revenue was approximately $4.5 million and $4.2 million, respectively. During the nine months ended September 30, 2014 and 2013, Zero Basis Revenue was approximately $11.5 million and $13.6 million, respectively.
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended September 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,978,493	$9,492	$—	$1,987,985
Purchases of receivable portfolios(1)	297,800	1,709	—	299,509
Transfer of portfolios	(11,519)	11,519	—	—
Gross collections(2)	(395,945)	(4,056)	(7,219)	(407,220)
Put-backs and recalls	(2,817)	1,278	(5)	(1,544)
Foreign currency adjustments	(55,865)	(1,418)	—	(57,283)
Revenue recognized	241,502	—	4,480	245,982
Portfolio allowance reversals, net	3,059	—	2,744	5,803
Balance, end of period	$2,054,708	$18,524	$—	$2,073,232
Revenue as a percentage of collections(3)	61.0%	0.0%	62.1%	60.4%

	Three Months Ended September 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,090,922	$5,776	$—	$1,096,698
Purchases of receivable portfolios(4)	616,779	1,073	—	617,852
Transfer of portfolios	—	—	—	—
Gross collections(2)	(371,482)	(983)	(7,205)	(379,670)
Put-backs and recalls	(755)	(242)	—	(997)
Foreign currency adjustments	36,372	—	—	36,372
Revenue recognized	218,182	—	4,227	222,409
Portfolio allowance reversals, net	—	—	2,978	2,978
Balance, end of period	$1,590,018	$5,624	$—	$1,595,642
Revenue as a percentage of collections(3)	58.7%	0.0%	58.7%	58.6%

	Nine Months Ended September 30, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios(1)(5)	991,127	1,709	—	992,836
Transfer of portfolios	(18,682)	18,682	—	—
Gross collections(2)	(1,186,431)	(6,305)	(20,438)	(1,213,174)
Put-backs and recalls	(11,640)	875	(5)	(10,770)
Foreign currency adjustments	(22,394)	(1,099)	—	(23,493)
Revenue recognized	713,656	—	11,473	725,129
Portfolio allowance reversals, net	3,485	—	8,970	12,455
Balance, end of period	$2,054,708	$18,524	$—	$2,073,232
Revenue as a percentage of collections(3)	60.2%	0.0%	56.1%	59.8%

	Nine Months Ended September 30, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios (4)(6)	1,098,663	1,073	—	1,099,736
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(905,751)	(1,825)	(20,652)	(928,228)
Put-backs and recalls	(2,512)	(273)	(2)	(2,787)
Foreign currency adjustments	35,708	—	—	35,708
Revenue recognized	496,804	—	13,632	510,436
Portfolio allowance reversals, net	636	—	7,022	7,658
Balance, end of period	$1,590,018	$5,624	$—	$1,595,642
Revenue as a percentage of collections(3)	54.8%	0.0%	66.0%	55.0%
________________________

(1)	Purchases of portfolio receivables include $105.4 million acquired in connection with the Atlantic Acquisition in August 2014 discussed in Note 2, “Business Combinations.”

(2)	Does not include amounts collected on behalf of others.

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)	Includes $559.0 million of portfolios acquired in connection with the Cabot Acquisition.

(5)	Includes $208.5 million acquired in connection with the Marlin Acquisition in February 2014 discussed in Note 2, “Business Combinations.”

(6)	Includes $383.4 million of portfolios acquired in connection with the merger with AACC.
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$86,428	$100,593	$93,080	$105,273
Provision for portfolio allowances	—	—	—	479
Reversal of prior allowances	(5,803)	(2,978)	(12,455)	(8,137)
Balance at end of period	$80,625	$97,615	$80,625	$97,615
Note 7: Deferred Court Costs, Net
The Company pursues legal collection using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the

Company is required to pay certain upfront costs to the applicable courts which are recoverable from the consumer (“Deferred Court Costs”).
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
Deferred Court Costs consist of the following as of the dates presented (in thousands):

	September 30, 2014	December 31, 2013
Court costs advanced	$505,951	$399,274
Court costs recovered	(191,040)	(147,166)
Court costs reserve	(261,781)	(210,889)
	$53,130	$41,219
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$(243,832)	$(176,094)	$(210,889)	$(149,080)
Provision for court costs	(17,949)	(17,866)	(50,892)	(44,880)
Balance at end of period	$(261,781)	$(193,960)	$(261,781)	$(193,960)
Note 8: Receivables Secured by Property Tax Liens, Net
Propel’s receivables are secured by property tax liens. Repayment of the property tax liens is generally dependent on the property owner but can also come through payments from other lien holders or, in less than one half of one percent of cases, from foreclosure on the properties. Propel records receivables secured by property tax liens at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. Propel accrues interest on all past due receivables secured by tax liens as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific portfolio, it would be placed on non-accrual basis and, at that time, all accrued interest would be reversed. No receivables secured by property tax liens have been placed on a non-accrual basis. The typical redemption period for receivables secured by property tax liens is less than 84 months.
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
At September 30, 2014, the Company had approximately $276.1 million in receivables secured by property tax liens, of which $117.0 million was carried at the VIE.

Note 9: Other Assets
Other assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Debt issuance costs, net of amortization	$40,453	$28,066
Prepaid income taxes	29,301	5,009
Prepaid expenses	21,940	23,487
Funds held in escrow	17,524	—
Deferred tax assets	17,209	13,974
Identifiable intangible assets, net	17,034	23,549
Service fee receivables	12,692	8,954
Interest receivable	12,178	7,956
Other financial receivables	7,666	7,962
Receivable from seller	7,357	—
Security deposits	4,814	2,500
Recoverable legal fees	2,826	3,049
Other	27,125	30,277
	$218,119	$154,783
Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations are as follows (in thousands):

	September 30, 2014	December 31, 2013
Encore revolving credit facility	$429,000	$356,000
Encore term loan facility	147,984	140,625
Encore senior secured notes	47,500	58,750
Encore convertible senior notes	448,500	287,500
Less: Debt discount	(53,461)	(42,240)
Propel facilities	109,660	170,630
Propel securitized notes	113,401	—
Cabot senior secured notes	1,118,628	603,272
Add: Debt premium	72,595	43,583
Cabot senior revolving credit facility	92,434	—
Preferred equity certificates	210,891	199,821
Capital lease obligations	15,274	12,219
Other	38,340	20,271
	$2,790,746	$1,850,431
Encore Revolving Credit Facility and Term Loan Facility
On February 25, 2014, Encore amended its revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement. On August 1, 2014, Encore further amended the Credit Facility pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). The Restated Credit Agreement includes a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows the Company to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Credit Facility is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, maturing in February 2017 and November 2017, respectively.
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

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	A pre-approved acquisition limit of $225.0 million in the aggregate, for acquisitions after August 1, 2014;

•	A basket to allow for investments in unrestricted subsidiaries of $250.0 million;

•	A basket to allow for investments in certain subsidiaries of Propel of $200.0 million;

•	An annual foreign portfolio investment and loan basket of $150.0 million; and

•	Collateralization by all assets of the Company, other than the assets of unrestricted subsidiaries as defined in the Restated Credit Agreement.

At September 30, 2014, the outstanding balance under the Restated Credit Agreement was $577.0 million. The weighted average interest rate was 2.95% and 3.07% for the three months ended September 30, 2014 and 2013, respectively, and 2.92% and 3.13% for the nine months ended September 30, 2014 and 2013, respectively.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of September 30, 2014, $47.5 million is outstanding under these obligations.
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
Encore Convertible Senior Notes
In November and December 2012, Encore sold $115.0 million aggregate principal amount of 3.0% 2017 Convertible Notes that mature on November 27, 2017 in private placement transactions. In June and July 2013, Encore sold $172.5 million aggregate principal amount of 3.0% 2020 Convertible Notes that mature on July 1, 2020 in private placement transactions. In March 2014, Encore sold $161.0 million aggregate principal amount of 2.875% 2021 Convertible Notes that mature on March 15, 2021 in private placement transactions. The interest on these unsecured convertible senior notes (collectively, the “Convertible Notes”), is payable semi-annually.
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of September 30, 2014 are listed below.

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Initial conversion price	$31.56	$45.72	$59.39
Closing stock price at date of issuance	$25.66	$33.35	$47.51
Closing stock price date	November 27, 2012	June 24, 2013	March 5, 2014
Conversion rate (shares per $1,000 principal amount)	31.6832	21.8718	16.8386
Conversion date(1)	May 27, 2017	January 1, 2020	September 15, 2020
_______________________

(1)	2017 Convertible Notes became convertible on January 2, 2014, as certain early conversion events were satisfied. Refer to “Conversion and EPS impact” section below for further details.
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount of the notes. The excess conversion premium may be settled in cash or shares of the Company’s common stock at the discretion of the Company. In the event of conversion, holders of the Company’s 2020 and 2021 Convertible Notes will receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Company’s current intent is to settle conversions through combination settlement (i.e., convertible into cash up to the aggregate principal amount, and shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, for the remainder). As a result, and in accordance with authoritative guidance related to derivatives and hedging and earnings per share, only the conversion spread is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when, during any quarter, the average share price of the Company’s common stock exceeds the initial conversion prices listed in the above table.
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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,271	$143,604
Equity component	$14,702	$32,229	$17,396
Equity issuance cost	$788	$1,113	$575
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	September 30, 2014	December 31, 2013
Liability component—principal amount	$448,500	$287,500
Unamortized debt discount	(53,461)	(42,240)
Liability component—net carrying amount	$395,039	$245,260
Equity component	$54,523	$46,954
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense—stated coupon rate	$3,316	$2,141	$9,080	$3,947
Interest expense—amortization of debt discount	2,228	1,570	6,164	2,887
Total interest expense—convertible notes	$5,544	$3,711	$15,244	$6,834
Convertible Notes Hedge Transactions
In order to reduce the risk related to the potential dilution and/or the potential cash payments the Company is required to make in the event that the market price of the Company’s common stock becomes greater than the conversion price of the Convertible Notes, the Company maintains a hedge program that increases the effective conversion price for each of the Convertible Notes. All of the hedge instruments related to the Convertible Notes have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification. In accordance with authoritative guidance, the Company recorded the cost of the hedge instruments as a reduction in additional paid-in capital, and will not recognize subsequent changes in fair value of these financial instruments in its consolidated financial statements.
The initial hedge instruments the Company entered into in connection with its issuance of the 2017 Convertible Notes had an effective conversion price of $44.19. On December 16, 2013, the Company entered into amendments to the hedge instruments to further increase the effective conversion price from $44.19 to $60.00.

The details of the hedge program for each of the Convertible Notes are listed below (in thousands, except conversion price):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Cost of the hedge transaction(s)	$50,595	$18,113	$19,545
Initial conversion price	$31.56	$45.72	$59.39
Effective conversion price	$60.00	$61.55	$83.14
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $185.0 million as of September 30, 2014. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $9.8 million of the equity component to temporary equity as of September 30, 2014. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the three and nine months ended September 30, 2014.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds the respective conversion price of each of the Convertible Notes. The average share price of the Company’s common stock for the three and nine months ended September 30, 2014 and 2013, exceeded the initial conversion price of the 2017 Convertible Notes. The dilutive effect from the 2017 Convertible Notes was approximately 1.0 million and 0.8 million shares for the three months ended September 30, 2014 and 2013, respectively, and 1.1 million and 0.3 million shares for the nine months ended September 30, 2014 and 2013, respectively. See Note 3, “Earnings Per Share” for additional information.
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
At September 30, 2014, the outstanding balance on the Propel Facility I was $38.5 million. The weighted average interest rate was 3.15% and 3.37% for the three months ended September 30, 2014 and 2013, respectively, and 3.34% and 3.26% for the nine months ended September 30, 2014 and 2013, respectively.
Propel Facility II
On May 15, 2013, the Company, through affiliates of Propel, entered into a $100.0 million revolving credit facility (the “Propel Facility II”). On May 6, 2014, the Propel Facility II was amended by the parties. The amended Propel Facility II is used to purchase tax liens from taxing authorities in various states, expires on May 10, 2019, and includes the following key provisions:

•	Propel could draw up to $190.0 million at any time during the period from July 1, 2014, up to and including September 30, 2014, and can draw up to $150.0 million through May 15, 2017;

•
The committed amount can be drawn on a revolving basis until May 15, 2017 (unless terminated earlier in accordance with the terms of the facility). During the following two years, until the May 10, 2019 expiration date, no additional draws are permitted, and all proceeds from the tax liens are used to repay any amounts outstanding under the facility. So long as no events or default have occurred, Propel may extend the expiration date for additional one year periods.

•	Prior to the expiration of the facility, interest at a per annum floating rate equal to LIBOR plus 3.25%, other than for advances related to tax liens in Texas, for which interest is LIBOR plus 2.50%;

•
Following the expiration of the facility, or upon the occurrence of an event of default, interest at 400 basis points plus the greater of (i) a per annum floating rate equal to LIBOR plus 3.25% (or 2.50% for advances related to tax liens in Texas), or (ii) Prime Rate, which is defined in the agreement as the rate most recently announced by the lender at its branch in San Francisco, California, from time to time as its prime commercial rate for United States dollar-denominated loans made in the United States;

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
The Propel Facility II is collateralized by the Tax Liens acquired under the Propel Facility II. At September 30, 2014, the outstanding balance on the Propel Facility II was $46.6 million. The weighted average interest rate was 3.94% and 3.73% for the three months ended September 30, 2014 and 2013, respectively, and 3.80% and 3.53% the nine months ended September 30, 2014 and 2013.
Propel Term Loan Facility
On May 2, 2014, the Company, through affiliates of Propel, entered into a $31.9 million term loan facility (the “Propel Term Loan Facility”). The Propel Term Loan Facility was entered into to fund the acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million and matures in October 2016.
At September 30, 2014, the outstanding balance on the Propel Term Loan Facility was $24.6 million, and the weighted average interest rate for the three and nine months ended September 30, 2014 was 4.36% and 4.48%, respectively.

Propel Securitized Notes
On May 6, 2014, Propel, through its affiliates, completed the securitization of a pool of approximately $141.5 million in payment agreements and contracts relating to unpaid real property taxes, assessments, and other charges secured by liens on real property located in the State of Texas (the “Securitized Texas Tax Liens”). In connection with the securitization, investors purchased, in a private placement, approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by the Securitized Texas Tax Liens (the “Propel Securitized Notes”), due May 15, 2029. The payment agreements and contracts will continue to be serviced by Propel.
The Propel Securitized Notes are payable solely from the collateral and represent non-recourse obligations of the consolidated securitization entity PFS Tax Lien Trust 2014-1, a Delaware statutory trust and an affiliate of Propel. Interest accrues monthly at the rate of 1.44% per annum. Principal and interest on the Propel Securitized Notes are payable on the 15th day of each calendar month. Propel used the net proceeds to pay down borrowings under the Propel Facility I, pay certain expenses incurred in connection with the issuance of the Propel Securitized Notes and fund certain reserves.
At September 30, 2014, the outstanding balance on the Propel Securitized Notes was $113.4 million.
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
Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75.0 million (approximately $113.8 million) was used to repay all amounts outstanding under the senior credit facilities of Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary of Janus Holdings, and £25.0 million (approximately $37.9 million) was used to partially repay a portion of the J Bridge PECs to an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”).
On March 27, 2014, Cabot Financial issued £175.0 million (approximately $291.8 million) in aggregate principal amount of 6.5% Senior Secured Notes due 2021 (the “Cabot 2021 Notes” and, together with the Cabot 2019 Notes and the Cabot 2020 Notes, the “Cabot Notes”). Interest on the Cabot 2021 Notes is payable semi-annually, in arrears, on April 1 and October 1 of each year, beginning on October 1, 2014. The total debt issuance cost associated with the Cabot 2021 Notes was approximately $7.5 million.
Approximately £105.0 million (approximately $174.8 million) of the proceeds from the issuance of the Cabot 2021 Notes was used to repay all amounts outstanding under the Senior Secured Bridge Facilities described below.
The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: Cabot, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all of the outstanding shares of Cabot Financial and the guarantors (other than Cabot and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than Cabot). The guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Marlin Bonds and the Cabot Credit Facility described below.
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
The Marlin Bonds are fully and unconditionally guaranteed on a senior secured basis by Cabot Financial Limited and each of Cabot Financial Limited’s material subsidiaries other than Marlin Intermediate Holdings plc, each of which is an indirect subsidiary of the Company. The guarantees provided in respect of the Marlin Bonds are pari passu with each such guarantee given in respect of the Cabot Notes and the Cabot Credit Facility.

Interest expense related to the Cabot Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense—stated coupon rate	$26,239	$12,857	$72,099	$12,857
Interest income—accretion of debt premium	(2,760)	(1,367)	(7,565)	(1,367)
Total interest expense—Cabot Notes and Marlin Bonds	$23,479	$11,490	$64,534	$11,490
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
The Cabot Credit Facility is unconditionally guaranteed by the following indirect subsidiaries of the Company: Cabot, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited. The Cabot Credit Facility is secured by first ranking security interests in all the outstanding shares of Cabot Financial UK and the guarantors (other than Cabot) and substantially all the assets of Cabot Financial UK and the guarantors (other than Cabot). Pursuant to the terms of intercreditor agreements entered into with respect to the relative positions of the Cabot Notes, the Marlin Bonds and the Cabot Credit Facility, any liabilities in respect of obligations under the Cabot Credit Facility that are secured by assets that also secure the Cabot Notes and the Marlin Bonds will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
At September 30, 2014, the outstanding borrowings under the Cabot Credit Facility were approximately $92.4 million. The weighted average interest rate was 4.55% and 4.36% for the three and nine months ended September 30, 2014, respectively and 4.24% for the three months ended September 30, 2013.
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
Loan fees associated with the Senior Secured Bridge Facilities were approximately $2.0 million. These fees were originally recorded as debt issuance costs and were written off at the time of repayment and termination of the agreement. This $2.0 million was charged to interest expense in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2014.
Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a.r.l. (“Encore Europe”), completed the Cabot Acquisition by acquiring 50.1% of the equity interest in Janus Holdings. Encore Europe purchased from J.C. Flowers: (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof) (the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge preferred equity certificates with a face value of £10,177,781 (approximately $15.5 million) (the “J Bridge PECs”), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings.
All of the PECs accrue interest at 12% per annum. In accordance with authoritative guidance related to debt and equity securities, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying condensed consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying condensed consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt in the Company’s condensed consolidated statements of financial condition. The J Bridge PECs, J PECs, and the Management PECs do not require the payment of cash interest expense as they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
On June 20, 2014, Encore Europe converted all of its E Bridge PECs into E Shares and E PECs, and J.C. Flowers converted all of its J Bridge PECs into J Shares and J PECs, respectively, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition.
As of September 30, 2014, the outstanding balance of the PECs and their accrued interest was approximately $210.9 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of September 30, 2014, the Company’s combined obligations for these equipment leases were approximately $15.3 million. These lease obligations require monthly or quarterly payments through 2018 and have implicit interest rates that range from zero to approximately 12.5%.
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
Propel used a special purpose entity to issue asset-backed securities to investors. The Company has determined that it is a VIE and Propel is the primary beneficiary of the VIE. Propel has the power to direct the activities of the VIE because it has the ability to exercise discretion in the servicing of the financial assets and add assets to revolving structures.
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
Note 12: Income Taxes
During the three months ended September 30, 2014, and 2013, the Company recorded income tax provisions of $10.2 million and $10.3 million, respectively. During the nine months ended September 30, 2014, and 2013, the Company recorded income tax provisions of $35.9 million and $30.1 million, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	5.8%	5.2%	5.8%	5.2%
State benefit	(2.0)%	(1.8)%	(2.0)%	(1.8)%
Changes in state apportionment(1)	0.0%	(4.0)%	0.0%	(1.7)%
Tax reserves(2)	0.0%	1.8%	0.0%	0.7%
International benefit(3)	(8.7)%	(4.8)%	(5.0)%	(2.0)%
Permanent items(4)	5.7%	1.1%	4.1%	1.3%
Other(5)	(10.6)%	0.0%	(4.0)%	0.0%
Effective rate	25.2%	32.5%	33.9%	36.7%
________________________

(1)	Represents changes in state apportionment methodologies.

(2)	Represents reserves taken for certain tax positions adopted by the Company.

(3)	Relates primarily to the lower tax rate on the income attributable to international operations.

(4)	Represents a provision for nondeductible items.

(5)	Includes the effect of discrete items, primarily relates to the recognition of tax benefit as a result of a favorable tax settlement with taxing authorities as discussed below.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2014 was immaterial.
The Company had gross unrecognized tax benefits of $19.0 million and $83.0 million at September 30, 2014 and December 31, 2013, respectively. The total gross unrecognized tax benefits that, if recognized, would result in a net tax benefit of $14.4 million and $13.5 million as of September 30, 2014 and December 31, 2013, respectively. The decrease in total gross unrecognized tax benefits was due to a favorable tax settlement with taxing authorities related to a previously uncertain tax position associated with AACC’s pre-merger tax revenue recognition policy. As a result of the settlement, the Company reclassed $58.0 million of the gross unrecognized tax benefit to deferred tax liabilities, $14.3 million to income tax payable, and recognized $4.3 million of tax benefit during the three months ended September 30, 2014. The decrease was partially offset by increases in the gross unrecognized tax benefit of $12.6 million associated with certain business combinations. The uncertain tax benefit is included in “Other liabilities” in the Company’s condensed consolidated statements of financial condition.
During the three and nine months ended September 30, 2014, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries during the three and nine months ended September 30, 2014, was approximately $8.2 million and $11.5 million, respectively.
Note 13: Commitments and Contingencies
Litigation and Regulatory
The Company is involved in disputes, legal actions, regulatory investigations, inquiries, and other actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”), comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law investigated or alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate assertions of fact in support of its collection actions and/or has acted improperly in connection with its efforts to contact consumers. Such litigation and regulatory actions could involve potential compensatory or punitive damage claims, fines, sanctions, injunctive relief, or changes in business practices. Many continue on for some length of time and involve substantial investigation, litigation, negotiation, and other expense and effort before a result is achieved, and during the process the Company often cannot determine the substance or timing of any eventual outcome.
At September 30, 2014, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of September 30, 2014, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of September 30, 2014, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $0.6 billion for a purchase price of approximately $88.1 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Portfolio purchasing and recovery	$264,800	$230,885	$775,476	$523,659
Tax lien business	8,482	4,673	20,742	12,606
	$273,282	$235,558	$796,218	$536,265
Operating income:
Portfolio purchasing and recovery	$91,470	$67,803	$256,756	$143,961
Tax lien business	3,794	1,832	7,780	3,455
	95,264	69,635	264,536	147,416
Depreciation and amortization	(6,933)	(4,523)	(19,879)	(8,527)
Stock-based compensation	(4,009)	(3,983)	(13,560)	(9,163)
Other expense	(44,030)	(29,485)	(124,870)	(47,784)
Income from operations before income taxes	$40,292	$31,644	$106,227	$81,942
Additionally, assets are allocated to operating segments for management review. As of September 30, 2014, total segment assets were $3.3 billion and $386.1 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.
The following presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues(1) :
Domestic	$190,581	$189,086	$565,134	$489,793
International	82,701	46,472	231,084	46,472
	$273,282	$235,558	$796,218	$536,265
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2013	$454,936	$49,277	$504,213
Goodwill acquired	427,647	—	427,647
Effect of foreign currency translation	(10,341)	—	(10,341)
Balance, September 30, 2014	$872,242	$49,277	$921,519

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$6,012	$(583)	$5,429	$1,975	$(74)	$1,901
Developed technologies	7,422	(1,570)	5,852	4,909	(468)	4,441
Trade name and other	4,890	(1,099)	3,791	15,631	(386)	15,245
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$20,286	$(3,252)	$17,034	$24,477	$(928)	$23,549

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited and its subsidiaries (“Cabot”), is a market leader in debt management in the United Kingdom historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) provides Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in management of non-performing loans in Colombia and Peru. In addition, through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchase delinquent tax liens directly from selected taxing authorities.
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
As discussed in more detail under “Government Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2013, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. These rules, regulations, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration which could affect the way we conduct our business. In particular, the Consumer Finance Protection Bureau (“CFPB”) may adopt new regulations that may affect our industry and our business. Additionally, the CFPB has supervisory, examination and enforcement authority over our business. We are currently engaged in discussions with the CFPB regarding certain practices or controls in the conduct of our business. The adoption by the CFPB of new regulations and the increased scrutiny of our business by the CFPB may have an adverse impact on our business or operations.
Portfolio Purchasing and Recovery
United States. Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across our U.S. operations. These investments allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States and believe we possess one of the industry’s best collection staff retention rates.
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
On August 6, 2014, we acquired all of the outstanding equity interests of Atlantic Credit & Finance, Inc. (“Atlantic”) pursuant to a stock purchase agreement (the “Atlantic Acquisition”). Atlantic acquires and liquidates fresh consumer finance receivables originated and charged off by U.S. financial institutions.
Europe. Through Cabot, we purchase primarily semi-performing receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows Cabot to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.
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
On February 7, 2014, Cabot acquired Marlin (the “Marlin Acquisition”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. Marlin’s litigation capabilities have benefited and will continue to benefit Cabot’s existing portfolio of non-performing accounts. Similarly, we have experienced synergies by applying Cabot’s scoring model to Marlin’s portfolio since the acquisition.

On April 1, 2014, we completed the acquisition of a controlling equity ownership interest in Grove. Grove, through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, IVAs) in the United Kingdom and bank and non-bank receivables in Spain.
Latin America. In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee services to merchants, and loan guarantee services to financial institutions.
Tax Lien Business
Our tax lien business segment focuses on the property tax financing industry. Propel’s principal activities are the acquisition and servicing of residential and commercial tax liens on real property. Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than is being assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to outstanding property tax payments, interest and penalties. In most cases, such Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase. In May 2014, Propel acquired a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. The transaction strengthened Propel’s established servicing platform and expanded Propel’s operations to 22 states.
Revenue from our tax lien business segment comprised 3% of total consolidated revenues for each of the three and nine months ended September 30, 2014 and 2% for each of the three and nine months ended September 30, 2013. Operating income from our tax lien business segment comprised 4% and 3% of our total consolidated operating income for the three and nine months ended September 30, 2014, respectively, and 3% and 2% for the three and nine months ended September 30, 2013, respectively.
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States Markets
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the first three quarters of 2014, especially for fresh portfolios, although pricing has stabilized. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as us, because the larger market participants are better able to adapt to these pressures. Furthermore, as smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase portfolios from competitors or to acquire competitors directly.
European Markets
As a result of a backlog caused by issuers reducing their sales volumes during the 2008 through 2010 time period, we believe that the supply of debt sold to debt purchasers has increased. However, even as supply has increased, prices for portfolios offered for sale directly from credit issuers in the United Kingdom remain at levels higher than historical averages, While we expect the recent rate of increase in the supply of debt to slow, we are expecting the supply of debt to increase further in the coming year. Additionally, over the last few years, portfolios are being sold earlier in the life cycle, and therefore, include a higher proportion of paying accounts. We expect that as a result of an increase in available funding to industry participants and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we also believe that as Cabot’s business increases in scale, and with anticipated improvements in the rate of collections and improved efficiencies in collections, Cabot’s margins will remain competitive. Additionally, the acquisition of Marlin resulted in a new channel of liquidation for the Company through litigation in the United Kingdom, which will enable Cabot to collect from consumers who have the ability to pay, but are unwilling to do so. This further complements Cabot’s strength in collecting on semi-performing debt, where consumers have a greater willingness to pay. We believe that the combined companies have an enhanced ability to compete for portfolios.
Purchases by Type
The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Credit card—Europe(1),(2)	$109,147	$586,037	$519,527	$586,037
Credit card—United States(3), (4)	190,362	31,089	473,309	454,926
Consumer bankruptcy receivables—United States(2)	—	—	—	39,897
Telecom—United States	—	726	—	18,876
	$299,509	$617,852	$992,836	$1,099,736
________________________

(1)	Purchases of consumer portfolio receivables in Europe for the three months ended September 30, 2014 include $5.4 million for IVAs.

(2)
Purchases of consumer portfolio receivables in Europe for the nine months ended September 30, 2014 include $208.5 million acquired in connection with the Marlin Acquisition. Purchases of consumer portfolio receivables in Europe for the three and nine month periods ended September 30, 2013 include $559.0 million acquired in connection with our acquisition of a controlling interest in Cabot (the “Cabot Acquisition”).

(3)
Purchases of consumer portfolio receivables for the three and nine months ended September 30, 2014 include $105.4 million acquired in connection with the Atlantic Acquisition. Purchases of consumer portfolio receivables for the nine months ended September 30, 2013 include $383.4 million acquired in connection with the merger with Asset Acceptance Capital Corp. (“AACC”) ($347.7 million for credit card and $35.7 million for consumer bankruptcy receivables).

(4)	Purchases of consumer portfolio receivables in the United States include immaterial portfolios purchased in Latin America.
During the three months ended September 30, 2014, we invested $299.5 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $4.0 billion, for an average purchase price of 7.5% of face value. This is a $318.3 million decrease in the amount invested, compared with the $617.9 million invested during the three months ended September 30, 2013, to acquire charged-off credit card and telecom portfolios with face values aggregating $13.4 billion, for an average purchase price of 4.6% of face value. Purchases of consumer portfolio receivables in the United States during the three months ended September 30, 2014 include $105.4 million of receivable portfolios acquired in connection with the Atlantic Acquisition. Purchases during the three months ended September 30, 2013 included $559.0 million acquired in connection with the Cabot Acquisition.
During the nine months ended September 30, 2014, we invested $992.8 million to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $11.3 billion, for an average purchase price of 8.8% of face value. This is a $106.9 million decrease in the amount invested, compared with the $1.1 billion invested during the nine months ended September 30, 2013, to acquire portfolios, primarily charged-off credit card, consumer bankruptcy and telecom portfolios, with face values aggregating $83.9 billion, for an average purchase price of 1.3% of face value. Purchases of charged-off credit card portfolios include $208.5 million of portfolios acquired in conjunction with the Marlin Acquisition and $105.4 million of receivable portfolios acquired in conjunction with the Atlantic Acquisition. Purchases during the nine months ended September 30, 2013 included $383.4 million with a face value of $68.2 billion acquired in conjunction with our June 2013 merger with AACC (the “AACC Merger”), and $559.0 million acquired in connection with the Cabot Acquisition.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The increases in purchase price as a percentage of face value for the three and nine months ended September 30, 2014 compared to prior periods were primarily related to the portfolios we acquired through the AACC Merger, our acquisition of a higher percentage of fresh portfolios, and a general increase in the price of portfolios offered for sale directly from credit issuers. The lower purchase rate for the AACC portfolios is due to our acquisition of all accounts owned by AACC, including accounts that have no value. No value accounts would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the accounts being sold to us prior to sale.

Collections by Channel
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States:
Legal collections	$154,019	$153,556	$460,551	$409,511
Collection sites	122,600	119,080	389,913	362,495
Collection agencies(1)	19,392	39,607	60,805	88,795
Subtotal	296,011	312,243	911,269	860,801
Europe:
Collection sites	57,283	37,931	157,860	37,931
Collection agencies	33,367	29,496	90,762	29,496
Legal collections	11,764	—	31,846	—
Subtotal	102,414	67,427	280,468	67,427
Other geographies:
Collection sites	8,795	—	21,437	—
Total collections	$407,220	$379,670	$1,213,174	$928,228
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $27.6 million, or 7.3%, to $407.2 million during the three months ended September 30, 2014, from $379.7 million during the three months ended September 30, 2013. Gross collections increased $284.9 million, or 30.7%, to $1.2 billion during the nine months ended September 30, 2014, from $928.2 million during the nine months ended September 30, 2013. The increases in gross collections during the three and nine months ended September 30, 2014 as compared to the gross collections during the prior periods, were primarily due to collections on portfolios acquired through our increased merger and acquisition activities.
Results of Operations
On June 13, 2013, we completed the AACC Merger, on July 1, 2013, we completed the Cabot Acquisition, on February 7, 2014, Cabot completed the Marlin Acquisition, and on August 6, 2014 we completed the Atlantic Acquisition. The results of operations presented below for the three and nine months ended September 30, 2013 only include the results of operations of AACC and Cabot since the respective closing dates of the AACC Merger and the Cabot Acquisition. The results of operations presented below for the three and nine months ended September 30, 2014 include the results of operations of Marlin and Atlantic since the date of their respective acquisitions.

Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014		2013
Revenues
Revenue from receivable portfolios, net	$251,785	92.1%	$225,387	95.7%
Other revenues	13,445	4.9%	5,792	2.5%
Net interest income	8,052	3.0%	4,379	1.8%
Total revenues	273,282	100.0%	235,558	100.0%
Operating expenses
Salaries and employee benefits	61,175	22.4%	52,253	22.2%
Cost of legal collections	53,742	19.6%	50,953	21.6%
Other operating expenses	22,061	8.1%	19,056	8.1%
Collection agency commissions	9,517	3.5%	14,158	6.0%
General and administrative expenses	35,532	13.0%	33,486	14.2%
Depreciation and amortization	6,933	2.5%	4,523	1.9%
Total operating expenses	188,960	69.1%	174,429	74.0%
Income from operations	84,322	30.9%	61,129	26.0%
Other expense
Interest expense	(43,498)	(15.9)%	(29,186)	(12.4)%
Other expense	(532)	(0.3)%	(299)	(0.1)%
Total other expense	(44,030)	(16.2)%	(29,485)	(12.5)%
Income before income taxes	40,292	14.7%	31,644	13.5%
Provision for income taxes	(10,154)	(3.7)%	(10,272)	(4.4)%
Income from continuing operations	30,138	11.0%	21,372	9.1%
Loss from discontinued operations, net of tax	—	0.0%	(308)	(0.1)%
Net income	30,138	11.0%	21,064	9.0%
Net loss attributable to noncontrolling interest	197	0.1%	822	0.3%
Net income attributable to Encore shareholders	$30,335	11.1%	$21,886	9.3%

	Nine Months Ended September 30,
	2014		2013
Revenues
Revenue from receivable portfolios, net	$737,584	92.6%	$518,094	96.6%
Other revenues	38,943	4.9%	6,473	1.2%
Net interest income	19,691	2.5%	11,698	2.2%
Total revenues	796,218	100.0%	536,265	100.0%
Operating expenses
Salaries and employee benefits	183,667	23.1%	114,054	21.3%
Cost of legal collections	153,596	19.3%	137,694	25.7%
Other operating expenses	72,196	9.0%	46,118	8.6%
Collection agency commissions	25,275	3.2%	22,717	4.2%
General and administrative expenses	110,508	13.9%	77,429	14.4%
Depreciation and amortization	19,879	2.5%	8,527	1.6%
Total operating expenses	565,121	71.0%	406,539	75.8%
Income from operations	231,097	29.0%	129,726	24.2%
Other expense
Interest expense	(124,678)	(15.7)%	(43,522)	(8.1)%
Other expense	(192)	0.0%	(4,262)	(0.8)%
Total other expense	(124,870)	(15.7)%	(47,784)	(8.9)%
Income before income taxes	106,227	13.3%	81,942	15.3%
Provision for income taxes	(35,906)	(4.5)%	(30,110)	(5.6)%
Income from continuing operations	70,321	8.8%	51,832	9.7%
Loss from discontinued operations, net of tax	—	0.0%	(308)	(0.1)%
Net income	70,321	8.8%	51,524	9.6%
Net loss attributable to noncontrolling interest	6,755	0.9%	822	0.2%
Net income attributable to Encore shareholders	$77,076	9.7%	$52,346	9.8%
Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$75,739	$—	$75,739	$46,472	$—	$46,472
Total operating expenses	(37,702)	—	(37,702)	(23,640)	—	(23,640)
Income from operations	38,037	—	38,037	22,832	—	22,832
Interest expense-non-PEC	(25,020)	—	(25,020)	(12,319)	—	(12,319)
PEC interest (expense) income	(11,044)	5,309	(5,735)	(10,875)	4,998	(5,877)
Other (expense) income	(561)	—	(561)	96	—	96
Income (loss) before income taxes	1,412	5,309	6,721	(266)	4,998	4,732
Provision for income taxes	(1,045)	—	(1,045)	(1,174)	—	(1,174)
Net income (loss)	367	5,309	5,676	(1,440)	4,998	3,558
Net (income) loss attributable to noncontrolling interests	(51)	(158)	(209)	822	—	822
Net income (loss) attributable to Encore	$316	$5,151	$5,467	$(618)	$4,998	$4,380

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$211,644	$—	$211,644	$46,472	$—	$46,472
Total operating expenses	(113,908)	—	(113,908)	(23,640)	—	(23,640)
Income from operations	97,736	—	97,736	22,832	—	22,832
Interest expense-non-PEC	(72,424)	—	(72,424)	(12,319)	—	(12,319)
PEC interest (expense) income	(33,137)	16,067	(17,070)	(10,875)	4,998	(5,877)
Other (expense) income	(442)	—	(442)	96	—	96
(Loss) income before income taxes	(8,267)	16,067	7,800	(266)	4,998	4,732
Provision for income taxes	(1,891)	—	(1,891)	(1,174)	—	(1,174)
Net (loss) income	(10,158)	16,067	5,909	(1,440)	4,998	3,558
Net loss attributable to noncontrolling interests	1,459	4,341	5,800	822	—	822
Net (loss) income attributable to Encore	$(8,699)	$20,408	$11,709	$(618)	$4,998	$4,380
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
The net losses recognized at Janus Holdings during the respective periods were due to the fact that Janus Holdings recognizes all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore is recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore. The losses attributable to noncontrolling interests included in our condensed consolidated statement of income for the three and nine months ended September 30, 2014 and 2013 represents the total loss at Janus Holdings multiplied by the noncontrolling ownership interest in each period.
Non-GAAP Disclosure
In addition to the financial information prepared in conformity with Generally Accepted Accounting Principles (“GAAP”), we provide certain non-GAAP financial information. Management believes that the presentation of such non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of our operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.
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
Adjusted Income from Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges and acquisition and integration related expenses, all net of tax. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. In addition, as described in Note 3, “Earnings Per Share” in the notes to our condensed consolidated financial statements, GAAP diluted earnings per share for the three and nine months ended September 30, 2014, includes the effect of approximately 1.0 million and 1.1 million common shares, respectively, that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Senior Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns, respectively (in thousands, except per share data):

	Three Months Ended September 30,
	2014			2013
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$30,335	$1.11	$1.15	$22,194	$0.82	$0.84
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,773	0.06	0.07	1,103	0.04	0.05
Acquisition and integration related expenses, net of tax	1,001	0.04	0.04	4,775	0.18	0.18
Net effect of non-recurring tax adjustments	(2,291)	(0.08)	(0.09)	(1,236)	(0.05)	(0.05)
Adjusted income from continuing operations attributable to Encore	$30,818	$1.13	$1.17	$26,836	$0.99	$1.02

	Nine Months Ended September 30,
	2014			2013
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$77,076	$2.79	$2.91	$52,654	$2.06	$2.08
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	4,758	0.17	0.18	2,103	0.08	0.08
Acquisition and integration related expenses, net of tax	9,195	0.33	0.35	13,060	0.51	0.52
Acquisition related other expenses, net of tax	—	—	—	2,198	0.09	0.09
Net effect of non-recurring tax adjustments	(2,291)	(0.08)	(0.09)	(712)	(0.03)	(0.03)
Adjusted income from continuing operations attributable to Encore	$88,738	$3.21	$3.35	$69,303	$2.71	$2.74
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net income, as reported	$30,138	$21,064	$70,321	$51,524
Adjustments:
Loss from discontinued operations, net of tax	—	308	—	308
Interest expense	43,498	29,186	124,678	43,522
Provision for income taxes	10,154	10,272	35,906	30,110
Depreciation and amortization	6,933	4,523	19,879	8,527
Amount applied to principal on receivable portfolios	155,435	154,283	475,590	410,134
Stock-based compensation expense	4,009	3,983	13,560	9,163
Acquisition and integration related expenses	1,622	7,752	17,348	21,431
Acquisition related other expenses	—	—	—	3,630
Adjusted EBITDA	$251,789	$231,371	$757,282	$578,349
Adjusted Operating Expenses. Management utilizes adjusted operating expenses in order to facilitate a comparison of approximate cash costs to cash collections for our portfolio purchasing and recovery business. Adjusted operating expenses for our portfolio purchasing and recovery business are calculated by starting with GAAP total operating expenses and backing out stock-based compensation expense, operating expenses related to non-portfolio purchasing and recovery business, one-time charges, and acquisition and integration related operating expenses. Operating expenses related to non-portfolio purchasing and recovery business include operating expenses from our tax lien business and other non-reportable operating segments, as well as corporate overhead not related to our portfolio purchasing and recovery business. Adjusted operating expenses related to our portfolio purchasing and recovery business for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP total operating expenses, as reported	$188,960	$174,429	$565,121	$406,539
Adjustments:
Stock-based compensation expense	(4,009)	(3,983)	(13,560)	(9,163)
Operating expenses related to non-portfolio purchasing and recovery business	(25,058)	(12,115)	(71,299)	(23,756)
Acquisition and integration related expenses	(1,622)	(7,752)	(17,348)	(21,431)
Adjusted operating expenses	$158,271	$150,579	$462,914	$352,189
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
The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended September 30, 2014					As of September 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA (5)	$7,219	$4,480	62.1%	$2,744	1.8%	$—	—
2006	761	65	8.5%	—	0.0%	—	5.3%
2007	1,994	681	34.2%	1,029	0.3%	3,033	5.4%
2008	6,978	3,501	50.2%	2,030	1.4%	9,157	9.7%
2009	12,475	8,585	68.8%	—	3.5%	9,153	23.7%
2010	25,976	20,140	77.5%	—	8.2%	26,854	22.3%
2011	35,875	25,602	71.4%	—	10.4%	62,971	12.3%
2012	60,990	32,957	54.0%	—	13.4%	171,877	5.8%
2013	97,874	51,729	52.9%	—	21.0%	334,367	4.7%
2014	54,664	28,989	53.0%	—	11.8%	430,978	2.8%
Subtotal	304,806	176,729	58.0%	5,803	71.8%	1,048,390	5.2%
Europe:
2013	62,892	41,414	65.8%	—	16.8%	546,130	2.4%
2014	39,522	27,839	70.4%	—	11.3%	478,712	2.2%
Subtotal	102,414	69,253	67.6%	—	28.2%	1,024,842	2.3%
Total	$407,220	$245,982	60.4%	$5,803	100.0%	$2,073,232	3.2%

	Three Months Ended September 30, 2013					As of September 30, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$7,205	$4,227	58.7%	$2,978	1.9%	$—	—
2006	2,112	665	31.5%	—	0.3%	3,420	5.1%
2007	3,002	1,102	36.7%	—	0.5%	5,433	5.5%
2008	9,581	5,445	56.8%	—	2.4%	20,428	7.6%
2009	18,828	13,104	69.6%	—	5.9%	24,920	12.7%
2010	36,888	24,895	67.5%	—	11.2%	59,430	10.6%
2011	52,408	32,613	62.2%	—	14.7%	118,627	7.4%
2012	82,056	39,458	48.1%	—	17.7%	314,483	3.6%
2013	100,163	59,708	59.6%	—	26.9%	452,741	4.2%
Subtotal	312,243	181,217	58.0%	2,978	81.5%	999,482	5.1%
Europe:
2013	67,427	41,192	61.1%	—	18.5%	596,160	2.4%
Total	$379,670	$222,409	58.6%	$2,978	100.0%	$1,595,642	4.3%

	Nine Months Ended September 30, 2014					As of September 30, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA (5)	$20,438	$11,473	56.1%	$8,970	1.6%	$—	—
2006	3,067	601	19.6%	—	0.1%	—	5.3%
2007	6,626	2,861	43.2%	1,145	0.4%	3,033	5.4%
2008	23,244	12,452	53.6%	2,340	1.7%	9,157	9.7%
2009	44,816	32,996	73.6%	—	4.6%	9,153	23.7%
2010	88,390	65,327	73.9%	—	9.0%	26,854	22.3%
2011	123,669	83,893	67.8%	—	11.6%	62,971	12.3%
2012	210,719	106,657	50.6%	—	14.7%	171,877	5.8%
2013	330,946	175,807	53.1%	—	24.2%	334,367	4.7%
2014	80,791	41,536	51.4%	—	5.7%	430,978	2.8%
Subtotal	932,706	533,603	57.2%	12,455	73.6%	1,048,390	5.2%
Europe:
2013	189,621	127,350	67.2%	—	17.6%	546,130	2.4%
2014	90,847	64,176	70.6%	—	8.8%	478,712	2.2%
Subtotal	280,468	191,526	68.3%	—	26.4%	1,024,842	2.3%
Total	$1,213,174	$725,129	59.8%	$12,455	100.0%	$2,073,232	3.2%

	Nine Months Ended September 30, 2013					As of September 30, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$20,654	$13,632	66.0%	$7,022	2.7%	$—	—
2005	2,364	239	10.1%	10	0.0%	—	—%
2006	7,133	2,707	38.0%	(402)	0.5%	3,420	5.1%
2007	9,650	4,056	42.0%	580	0.8%	5,433	5.5%
2008	33,220	18,891	56.9%	448	3.7%	20,428	7.6%
2009	63,758	41,483	65.1%	—	8.1%	24,920	15.1%
2010	124,486	79,492	63.9%	—	15.6%	59,430	12.3%
2011	180,155	103,496	57.4%	—	20.3%	118,627	8.2%
2012	279,321	124,895	44.7%	—	24.5%	314,483	3.8%
2013	140,060	80,353	57.4%	—	15.7%	452,741	4.3%
Total	860,801	469,244	54.5%	7,658	91.9%	999,482	5.4%
Europe:
2013	67,427	41,192	61.1%	—	8.1%	596,160	2.4%
Total	$928,228	$510,436	55.0%	$7,658	100.0%	$1,595,642	4.3%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes immaterial results from Latin America.

(5)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%.

Total revenues were $273.3 million during the three months ended September 30, 2014, an increase of $37.7 million, or 16.0%, compared to total revenues of $235.6 million during the three months ended September 30, 2013. Total revenues were $796.2 million during the nine months ended September 30, 2014, an increase of $260.0 million, or 48.5%, compared to total revenues of $536.3 million during the nine months ended September 30, 2013.
Accretion revenue from our portfolio purchasing and recovery segment was $251.8 million during the three months ended September 30, 2014, an increase of $26.4 million, or 11.7%, compared to revenue of $225.4 million during the three months ended September 30, 2013. Accretion revenue from our portfolio purchasing and recovery segment was $737.6 million during the nine months ended September 30, 2014, an increase of $219.5 million, or 42.4%, compared to revenue of $518.1 million during the nine months ended September 30, 2013. The increase in portfolio purchase and recovery revenue during the three and nine months ended September 30, 2014 compared to 2013 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the three months ended September 30, 2014, we recorded a portfolio allowance reversal of $5.8 million, compared to a portfolio allowance reversal of $3.0 million during the three months ended September 30, 2013. During the nine months ended September 30, 2014, we recorded a portfolio allowance reversal of $12.5 million, compared to a net portfolio allowance reversal of $7.7 million during the nine months ended September 30, 2013. The recording of net allowance reversals during the three and nine months ended September 30, 2014 and 2013 was primarily due to operational improvements which allowed us to assist our customers to repay their obligations and increased collections on our ZBA portfolios. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.
Other revenues primarily represent contingent fee income at our Cabot and Refinancia subsidiaries earned on accounts collected on behalf of others, primarily credit originators. This contingent fee-based revenue was $13.4 million and $38.9 million for the three and nine months ended September 30, 2014, respectively and $5.8 million and $6.5 million for the three and nine months ended September 30, 2013, respectively. The increase in the three and nine month periods are due to the acquisition of Cabot in July 2013 and the acquisition of Refinancia in December 2013. Therefore contingent fees from these entities are only included in the prior year periods since their acquisition dates.
Net interest income from our tax lien business segment was $8.1 million and $19.7 million for the three and nine months ended September 30, 2014, respectively. Net interest income from our tax lien business segment was $4.4 million and $11.7 million for the three and nine months ended September 30, 2013, respectively. The increase in revenue for both the three and nine month periods was due to an increase in the balance of receivables secured by property tax liens primarily resulting from Propel’s recent acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million in May 2014.
Operating Expenses
Total operating expenses were $189.0 million during the three months ended September 30, 2014, an increase of $14.5 million, or 8.3%, compared to total operating expenses of $174.4 million during the three months ended September 30, 2013.
Total operating expenses were $565.1 million during the nine months ended September 30, 2014, an increase of $158.6 million, or 39.0%, compared to total operating expenses of $406.5 million during the nine months ended September 30, 2013.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $8.9 million, or 17.1%, to $61.2 million during the three months ended September 30, 2014, from $52.3 million during the three months ended September 30, 2013. The increase was primarily the result of increases in headcount as a result of our recent mergers and acquisitions and increases in headcount and related compensation expense to support our growth.
Salaries and employee benefits increased $69.6 million, or 61.0%, to $183.7 million during the nine months ended September 30, 2014, from $114.1 million during the nine months ended September 30, 2013. The increase was primarily the result of increases in headcount as a result of our recent mergers and acquisitions and increases in headcount and related compensation expense to support our growth.
Stock-based compensation remained consistent at $4.0 million during the three months ended September 30, 2014 and 2013.
Stock-based compensation increased $4.4 million, or 48.0% to $13.6 million during the nine months ended September 30, 2014, from $9.2 million during the nine months ended September 30, 2013. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods due to an increase in our stock price and an increase in the number of shares granted.
Salaries and employee benefits broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits:
Portfolio purchasing and recovery	$59,291	$50,774	$178,433	$109,721
Tax lien business	1,884	1,479	5,234	4,333
	$61,175	$52,253	$183,667	$114,054
Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $2.8 million, or 5.5%, to $53.7 million during the three months ended September 30, 2014, compared to $51.0 million during the three months ended September 30, 2013. These costs represent contingent fees paid to our nationwide network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $165.8 million during the three months ended September 30, 2014, up from $153.6 million collected during the three months ended September 30, 2013. The cost of legal collections in the United States decreased $2.0 million to $49.0 million during the three months ended September 30, 2014 compared to $51.0 million during the three months ended September 30, 2013. This decrease was primarily attributable to a reduction in the commission rate we pay to our nationwide network of attorneys, a reduction of legal channel commission costs at AACC and lower direct costs in our internal legal channel resulting from operational improvements and the maturing of the channel. As a result, the cost of legal collections in the United States decreased as a percentage of gross collections to 31.8% during the three months ended September 30, 2014 from 33.2% during the same period in the prior year. In February 2014, Cabot completed the Marlin Acquisition. Prior to the Marlin Acquisition, Cabot did not place accounts through a legal channel. During the three months ended September 30, 2014, Cabot and Marlin collected $11.8 million through Marlin’s legal platform and incurred costs of $4.7 million, or 40.3% of collections. Historically, Marlin’s cost of legal collections has been lower than the cost of legal collections for our U.S. operations due to the inherent cost efficiencies of Marlin’s legal platform. However, during the three months ended September 30, 2014, Cabot and Marlin increased the number of consumer accounts directed through Marlin’s legal platform, which resulted in increased upfront court costs. As Cabot and Marlin continue to increase the number of consumer accounts directed through Marlin’s legal platform, the cost of legal collections as a percent of collections in Europe will remain at elevated levels.
The cost of legal collections increased $15.9 million, or 11.5%, to $153.6 million during the nine months ended September 30, 2014, compared to $137.7 million during the nine months ended September 30, 2013. These costs represent contingent fees paid to our nationwide network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $492.4 million during the nine months ended September 30, 2014, up from $409.5 million collected during the nine months ended September 30, 2013. The increase in the cost of legal collections in the United States was primarily the result of an increase of 51.0 million, or 12.5%, in gross collections through our U.S. legal channels. The cost of legal collections decreased as a percentage of gross collections through this channel to 31.2% during the nine months ended September 30, 2014 from 33.6% during the same period in the prior year. This decrease was primarily due to increased collections as a result of our deliberate efforts to expand our internal legal channel, for which we do not pay a commission, and to a lesser extent, due to the inherent cost efficiencies of Marlin’s legal platform. During the nine months ended September 30, 2014, Cabot and Marlin collected $31.8 million through Marlin’s legal channel and incurred costs of $8.7 million, or 27.2%, of collections including upfront court costs. However, as Cabot and Marlin continue to increase in the number of consumer accounts directed through Marlin’s legal platform, the cost of legal collections as a percent of collections in Europe will increase, as experienced in the most recent quarter, due to an increase in upfront court costs.
Other Operating Expenses
Other operating expenses increased $3.0 million, or 15.8%, to $22.1 million during the three months ended September 30, 2014, from $19.1 million during the three months ended September 30, 2013. Other operating expenses increased $26.1 million, or 56.5%, to $72.2 million during the nine months ended September 30, 2014, from $46.1 million during the nine months ended September 30, 2013. The increases in other operating expenses during the three and nine months ended September 30, 2014 as compared to the prior periods, were primarily the result of additional other operating expenses at our newly acquired subsidiaries.
Other operating expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other operating expenses:
Portfolio purchasing and recovery	$21,352	$18,233	$68,843	$43,224
Tax lien business	709	823	3,353	2,894
	$22,061	$19,056	$72,196	$46,118
Collection Agency Commissions—Portfolio Purchasing and Recovery
During the three months ended September 30, 2014, we incurred $9.5 million in commissions to third-party collection agencies, or 18.0% of the related gross collections of $52.8 million. During the period, the commission rate as a percentage of related gross collections was 17.5% and 18.4% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended September 30, 2013, we incurred $14.2 million in commissions, or 20.5%, of the related gross collections of $69.1 million. During the period, the commission rate as a percentage of related gross collections was 22.6% and 17.6% for our collection outsourcing channels in the United States and Europe, respectively.
During the nine months ended September 30, 2014, we incurred $25.3 million in commissions to third-party collection agencies, or 16.7% of the related gross collections of $151.6 million. During the period, the commission rate as a percentage of related gross collections was 16.1% and 17.0% for our collection outsourcing channels in the United States and Europe, respectively. During the nine months ended September 30, 2013, we incurred $22.7 million in commissions, or 19.2%, of the related gross collections of $118.3 million. During the period, the commission rate as a percentage of related gross collections was 19.7% and 17.6% for our collection outsourcing channels in the United States and Europe, respectively.

Collections through this channel vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.
General and Administrative Expenses
General and administrative expenses increased $2.0 million, or 6.1%, to $35.5 million during the three months ended September 30, 2014, from $33.5 million during the three months ended September 30, 2013. The increase was primarily the result of increased corporate legal expenses, increased consulting expense at Propel, and other general increases in expenses in order to support our growth. The increase was partially offset by lower one-time acquisition and integration related costs in our portfolio purchasing and recovery segment. General and administrative expenses include one-time acquisition and integration related costs of $1.6 million and $7.8 million for the three months ended September 30, 2014 and 2013, respectively.
General and administrative expenses increased $33.1 million, or 42.7%, to $110.5 million during the nine months ended September 30, 2014, from $77.4 million during the nine months ended September 30, 2013. The increase was primarily the result of costs associated with our increased level of merger and acquisition related activities in recent periods, and general increases in expenses to support our growth. The increase was partially offset by lower one-time acquisition and integration related costs in our portfolio purchasing and recovery segment. General and administrative expenses include one-time acquisition and integration related costs of $17.3 million and $21.4 million for the nine months ended September 30, 2014 and 2013, respectively.
General and administrative expenses broken down between the reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative expenses:
Portfolio purchasing and recovery	$33,436	$32,949	$106,132	$75,505
Tax lien business	2,096	537	4,376	1,924
	$35,532	$33,486	$110,508	$77,429
Depreciation and Amortization
Depreciation and amortization expense increased $2.4 million, or 53.3%, to $6.9 million during the three months ended September 30, 2014, from $4.5 million during the three months ended September 30, 2013. The increase during the three months ended September 30, 2014 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.
Depreciation and amortization expense increased $11.4 million, or 133.1%, to $19.9 million during the nine months ended September 30, 2014, from $8.5 million during the nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.

Cost per Dollar Collected—Portfolio Purchasing and Recovery
The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended September 30,
	2014				2013
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$122,600	$8,794	7.2%	3.0%	$119,080	$10,056	8.4%	3.2%
Legal outsourcing	125,771	44,820	35.6%	15.1%	118,511	44,379	37.4%	14.2%
Internal legal(2)	28,248	11,104	39.3%	3.8%	35,045	16,396	46.8%	5.3%
Collection agencies	19,392	3,389	17.5%	1.1%	39,607	8,956	22.6%	2.9%
Other indirect costs(3)	—	56,693	—	19.2%	—	52,432	—	16.7%
Subtotal	296,011	124,800		42.2%	312,243	132,219		42.3%
Europe:
Collection sites(1)	57,283	3,637	6.3%	3.6%	37,971	2,174	5.7%	3.2%
Legal outsourcing	11,764	4,746	40.3%	4.6%	—	—	—	—
Collection agencies	33,367	6,127	18.4%	6.0%	29,496	5,202	17.6%	7.7%
Other indirect costs(3)	—	16,492	—	16.1%	—	10,984	—	16.3%
Subtotal	102,414	31,002		30.3%	67,467	18,360		27.2%
Other geographies:
Collection sites(1)	8,795	779	8.9%	8.9%	—	—	—	—
Other indirect costs(3)	—	1,690	—	19.2%	—	—	—	—
Subtotal	8,795	2,469		28.1%	—	—		—
Total(4)	$407,220	$158,271		38.9%	$379,710	$150,579		39.7%

	Nine Months Ended September 30,
	2014				2013
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$389,913	$25,534	6.5%	2.8%	$362,495	$24,472	6.8%	2.8%
Legal outsourcing	371,068	132,425	35.7%	14.5%	347,340	124,278	35.8%	14.5%
Internal legal(2)	89,483	35,357	39.5%	3.9%	62,171	31,835	51.2%	3.7%
Collection agencies	60,805	9,813	16.1%	1.1%	88,795	17,515	19.7%	2.0%
Other indirect costs(3)	—	169,580	—	18.6%	—	135,729	—	15.8%
Subtotal	911,269	372,709		40.9%	860,801	333,829		38.8%
Europe:
Collection sites(1)	157,860	10,133	6.4%	3.6%	37,971	2,174	5.7%	3.2%
Legal outsourcing	31,846	8,673	27.2%	3.1%	—	—	—	—
Collection agencies	90,762	15,462	17.0%	5.5%	29,496	5,202	17.6%	7.7%
Other indirect costs(3)	—	49,511	—	17.7%	—	10,984	—	16.3%
Subtotal	280,468	83,779		29.9%	67,467	18,360		27.2%
Other geographies:
Collection sites(1)	21,437	2,458	11.5%	11.5%	—	—	—	—
Other indirect costs(3)	—	3,968	—	18.5%	—	—	—	—
Subtotal	21,437	6,426		30.0%	—	—		—
Total(4)	$1,213,174	$462,914		38.2%	$928,268	$352,189		37.9%
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

During the three months ended September 30, 2014, overall cost per dollar collected decreased by 80 basis points to 38.9% of gross collections from 39.7% of gross collections during the three months ended September 30, 2013. This decrease was primarily due to collections from geographies with a lower cost to collect increasing as a percent of total collections and a slightly lower cost to collect in the United States which decreased to 42.2% from 42.3%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The decrease in total cost to collect in the United States was due to several factors, including:

•
The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, decreased slightly to 3.0% during the three months ended September 30, 2014 from 3.2% during the three months ended September 30, 2013 and, as a percentage of our site collections, decreased to 7.2% during the three months ended September 30, 2014, from 8.4% during the three months ended September 30, 2013. The decrease in cost as a percentage of site collections, through our collection sites in the United States, was primarily due to improvements in our collection techniques, including improved consumer insights, which allow us to more effectively determine which consumers have the ability to pay and how to best engage with them.

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, decreased to 3.8% during the three months ended September 30, 2014, from 5.3% during the three months ended September 30, 2013 and, as a percentage of channel collections, decreased to 39.3% during the three months ended September 30, 2014, from 46.8% during the three months ended September 30, 2013. The decrease in cost as a percentage of total collections was primarily due to decreased internal legal collections as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to improved productivity in our internal legal platform.

•
Collection agency commissions, as a percentage of total collections in the United States, decreased to 1.1% during the three months ended September 30, 2014, from 2.9% during the same period in the prior year. Our collection agency commission rate decreased to 17.5% during the three months ended September 30, 2014, from 22.6% during the same period in the prior year. The decrease in collection agency commissions as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

The decrease in cost per dollar collected in the United States was partially offset due to the following factors:

•
The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, increased to 15.1% during the three months ended September 30, 2014, from 14.2% during the three months ended September 30, 2013. However, cost as a percentage of channel collections, decreased to 35.6% during the three months ended September 30, 3014, from 37.4% during the same period in the prior year. The increase in the cost of legal collections as a percentage of total collections was primarily due to an increase in this channel’s collections as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to a reduction in the commission rates we pay to our network of attorneys in the United States.

•
Other costs not directly attributable to specific channel collections (other indirect costs) increased to 19.2% for the three months ended September 30, 2014, from 16.7% for the three months ended September 30, 2013. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. This increase and the increase in cost per dollar collected, were due to several factors, including increases in corporate legal expense, headcount, and general and administrative expenses necessary to support our growth and to invest in initiatives relating to the evolving regulatory environment.

During the nine months ended September 30, 2014, overall cost per dollar collected increased by 30 basis points to 38.2% of gross collections from 37.9% of gross collections during the nine months ended September 30, 2013. This slight increase was primarily due to the increased cost to collect in the United States, offset by the effect of an increase in collections, as a percent of total collections from our other geographic regions, which maintain a lower cost to collect. During the same period, cost to collect in the United States increased to 40.9% from 38.8%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, increased to 3.9% during the nine months ended September 30, 2014, from 3.7% during the nine months ended September 30, 2013 and, as a percentage of channel collections, decreased to 39.5% during the nine months ended September 30, 2014, from 51.2% during the nine months ended September 30, 2013. This increase in cost as a percentage of total collections was primarily due to increased collections resulting from the continued expansion of our internal legal channel. The decrease in cost as a percentage of channel collections was primarily due to increased productivity in our internal legal platform.

•
Other costs not directly attributable to specific channel collections (other indirect costs) increased to 18.6% for the nine months ended September 30, 2014, from 15.8% for the nine months ended September 30, 2013. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. This increase and the increase in cost per dollar collected, were due to several factors, including increases in corporate legal expense, headcount, and general and administrative expenses necessary to support our growth and to invest in initiatives relating to the evolving regulatory environment.

The increase in cost per dollar collected in the United States was partially offset due to the following:

•
Collection agency commissions, as a percentage of total collections in the United States, decreased to 1.1% during the nine months ended September 30, 2014, from 2.0% during the same period in the prior year. Our collection agency commission rate decreased to 16.1% during the nine months ended September 30, 2014, from 19.7% during the same period in the prior year. The decrease in collection agency commissions as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $14.3 million to $43.5 million during the three months ended September 30, 2014, from $29.2 million during the three months ended September 30, 2013. Interest expense increased $81.2 million to $124.7 million during the nine months ended September 30, 2014, from $43.5 million during the nine months ended September 30, 2013.
The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Stated interest on debt obligations	$36,391	$21,893	$14,498	66.2%
Interest expense on preferred equity certificates	5,738	5,877	(139)	(2.4)%
Amortization of loan fees and other loan costs	1,900	1,249	651	52.1%
(Accretion of debt premium), net of amortization of debt discount	(531)	167	(698)	(418.0)%
Total interest expense	$43,498	$29,186	$14,312	49.0%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Stated interest on debt obligations	$101,910	$33,130	$68,780	207.6%
Interest expense on preferred equity certificates	17,069	5,877	11,192	190.4%
Amortization of loan fees and other loan costs	7,099	3,031	4,068	134.2%
(Accretion of debt premium), net of amortization of debt discount	(1,400)	1,484	(2,884)	(194.3)%
Total interest expense	$124,678	$43,522	$81,156	186.5%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense was primarily attributable to interest expense incurred at Cabot during the three and nine months ended September 30, 2014 of $36.1 million and $105.6 million, respectively, including $5.7 million and $17.1 million, respectively, of interest expense on the preferred equity certificates as compared to $18.2 million for each of the three and nine months ended September 30, 2013 including $5.9 million of interest expense on the preferred equity certificates. The increase was also a result of increased interest expense related to additional borrowings to finance recent acquisitions.
Provision for Income Taxes
During the three months ended September 30, 2014 and 2013, we recorded income tax provisions of $10.2 million and $10.3 million, respectively. During the nine months ended September 30, 2014 and 2013, we recorded income tax provisions of $35.9 million and $30.1 million, respectively.

The effective tax rates for the respective periods are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Federal provision	35.0%	35.0%	35.0%	35.0%
State provision	5.8%	5.2%	5.8%	5.2%
State benefit	(2.0)%	(1.8)%	(2.0)%	(1.8)%
Changes in state apportionment(1)	0.0%	(4.0)%	0.0%	(1.7)%
Tax reserves(2)	0.0%	1.8%	0.0%	0.7%
International benefit(3)	(8.7)%	(4.8)%	(5.0)%	(2.0)%
Permanent items(4)	5.7%	1.1%	4.1%	1.3%
Other(5)	(10.6)%	0.0%	(4.0)%	0.0%
Effective rate	25.2%	32.5%	33.9%	36.7%
________________________

(1)	Represents changes in state apportionment methodologies.

(2)	Represents reserves taken for certain tax positions adopted by the Company.

(3)	Relates primarily to the lower tax rate on the income attributable to international operations.

(4)	Represents a provision for nondeductible items.

(5)	Includes the effect of discrete items, primarily relates to the recognition of tax benefit as a result of a favorable tax settlement with taxing authorities as discussed below.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three and nine months ended September 30, 2014 and 2013 was immaterial.
We had gross unrecognized tax benefits of $19.0 million and $83.0 million at September 30, 2014 and December 31, 2013, respectively. The total gross unrecognized tax benefits that, if recognized, would result in a net tax benefit of $14.4 million and $13.5 million as of September 30, 2014 and December 31, 2013, respectively. The decrease in total gross unrecognized tax benefits was due to a favorable tax settlement with taxing authorities related to a previously uncertain tax position associated with AACC’s pre-merger tax revenue recognition policy. As a result of the settlement, we reclassed $58.0 million of the gross unrecognized tax benefit to deferred tax liabilities, $14.3 million to income tax payable, and recognized $4.3 million of tax benefit during the three months ended September 30, 2014. The decrease was partially offset by increases in the gross unrecognized tax benefit of $12.6 million associated with certain business combinations. The uncertain tax benefit is included in “Other liabilities” in our condensed consolidated statements of financial condition.
During the three and nine months ended September 30, 2014, we did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings of our subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries during the three and nine months ended September 30, 2014 was approximately $8.2 million and $11.5 million, respectively.
Supplemental Performance Data—Portfolio Purchasing and Recovery
Extension of United States Portfolio Collection Forecasts
During the quarter ended September 30, 2014, we revised the forecasting methodology we use in the United States to value and calculate IRRs on our United States portfolios by extending the collection forecasts from 84 or 96 months to 120 months. This change was made as a result of increased confidence in our ability to forecast future cash collections to 120 months. Extending the collection forecast did not result in a significant increase to any quarterly pool group IRRs or revenue during the quarter. We have historically included collections to 120 months in our estimated remaining collection disclosures and when evaluating the economic returns of our portfolio purchases, therefore this change did not affect these disclosures.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections though September 30, 2014
		<2004	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total(2)	CCM(3)
Charged-off consumer receivables:
United States(4):
<1999	$41,117	$133,727	$4,202	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$75	$144,186	3.5
1999	48,712	76,104	8,654	5,157	3,513	1,954	1,149	885	590	487	345	256	184	99,278	2.0
2000	6,153	21,580	2,293	1,323	1,007	566	324	239	181	115	103	96	45	27,872	4.5
2001	38,185	108,453	28,551	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	456	187,508	4.9
2002	61,490	118,549	62,282	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	1,019	298,913	4.9
2003	88,496	59,038	86,958	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	1,803	338,356	3.8
2004	101,316	—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	2,074	262,948	2.6
2005	192,585	—	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	5,928	489,121	2.5
2006	141,026	—	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	5,379	322,094	2.3
2007	204,064	—	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	11,363	500,838	2.5
2008	227,768	—	—	—	—	—	69,049	165,164	127,799	87,850	59,507	41,773	23,378	574,520	2.5
2009	253,244	—	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	46,142	706,061	2.8
2010	345,748	—	—	—	—	—	—	—	125,465	284,541	215,088	150,558	83,904	859,556	2.5
2011	382,413	—	—	—	—	—	—	—	—	122,224	300,536	225,451	123,586	771,797	2.0
2012	474,368	—	—	—	—	—	—	—	—	—	186,472	322,962	190,399	699,833	1.5
2013	543,510	—	—	—	—	—	—	—	—	—	—	223,862	311,804	535,666	1.0
2014	472,554	—	—	—	—	—	—	—	—	—	—	—	81,166	81,166	0.2
Subtotal	3,622,749	517,451	232,340	291,111	336,374	354,724	398,303	487,458	604,006	755,392	939,746	1,094,103	888,705	6,899,713	1.9
Europe:
2013	619,079	—	—	—	—	—	—	—	—	—	—	134,259	189,621	323,880	0.5
2014	515,442	—	—	—	—	—	—	—	—	—	—	—	90,847	90,847	0.2
Subtotal	1,134,521	—	—	—	—	—	—	—	—	—	—	134,259	280,468	414,727	0.4
Purchased bankruptcy receivables:
2010	11,971	—	—	—	—	—	—	—	388	4,247	5,598	6,248	4,502	20,983	1.8
2011	1,642	—	—	—	—	—	—	—	—	1,372	1,413	1,070	256	4,111	2.5
2012	83,158	—	—	—	—	—	—	—	—	—	1,249	31,020	20,319	52,588	0.6
2013	39,833	—	—	—	—	—	—	—	—	—	—	12,806	18,924	31,730	0.8
Subtotal	136,604	—	—	—	—	—	—	—	388	5,619	8,260	51,144	44,001	109,412	0.8
Total	$4,893,874	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,213,174	$7,423,852	1.5
________________________

(1)
Adjusted for put-backs and account recalls. Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through September 30, 2014, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through September 30, 2014 refers to collections as a multiple of purchase price.

(4)	United States data includes immaterial results from Latin America.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
United States (4):
<2005	$385,469	$1,359,061	$26	$1,359,087	3.5
2005	192,585	489,121	3,703	492,824	2.6
2006	141,026	322,094	6,938	329,032	2.3
2007	204,064	500,838	13,821	514,659	2.5
2008	227,768	574,520	27,673	602,193	2.6
2009	253,244	706,061	100,402	806,463	3.2
2010	345,748	859,556	194,979	1,054,535	3.1
2011	382,413	771,797	282,380	1,054,177	2.8
2012	474,368	699,833	420,301	1,120,134	2.4
2013	543,510	535,666	811,017	1,346,683	2.5
2014	472,554	81,166	844,976	926,142	2.0
Subtotal	3,622,749	6,899,713	2,706,216	9,605,929	2.7
Europe:
2013	619,079	323,880	1,292,583	1,616,463	2.6
2014	515,442	90,847	1,047,865	1,138,712	2.2
Subtotal	1,134,521	414,727	2,340,448	2,755,175	2.4
Purchased bankruptcy receivables:
2010	11,971	20,983	974	21,957	1.8
2011	1,642	4,111	986	5,097	3.1
2012	83,158	52,588	46,895	99,483	1.2
2013	39,833	31,730	32,324	64,054	1.6
Subtotal	136,604	109,412	81,179	190,591	1.4
Total	$4,893,874	$7,423,852	$5,127,843	$12,551,695	2.6
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through September 30, 2014, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for charged off consumer receivables includes $98.8 million related to accounts that converted to bankruptcy after purchase.

(4)	United States data includes immaterial results from Latin America.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2014	2015	2016	2017	2018	2019	2020	2021	2022	>2022	Total
Charged-off consumer receivables:
United States (3):
<2006	$1,400	$2,326	$2	$1	$—	$—	$—	$—	$—	$—	$3,729
2006	1,320	4,009	1,608	—	1	—	—	—	—	—	6,938
2007	1,957	6,156	3,866	1,841	1	—	—	—	—	—	13,821
2008	3,526	11,049	6,856	4,251	1,991	—	—	—	—	—	27,673
2009	11,006	36,993	23,996	15,013	9,344	4,050	—	—	—	—	100,402
2010	19,435	66,656	46,012	28,735	17,858	11,163	5,120	—	—	—	194,979
2011	27,995	94,471	64,650	40,795	25,022	15,771	9,698	3,978	—	—	282,380
2012	40,307	133,541	97,613	61,011	37,719	23,455	14,671	9,185	2,799	—	420,301
2013	73,855	240,152	172,187	114,637	77,563	51,979	35,028	23,332	16,484	5,800	811,017
2014	57,169	227,653	189,819	131,766	85,306	55,376	42,772	23,769	15,979	15,367	844,976
Subtotal	237,970	823,006	606,609	398,050	254,805	161,794	107,289	60,264	35,262	21,167	2,706,216
Europe:
2013	47,955	189,181	200,538	176,240	153,940	136,057	122,799	112,262	103,017	50,594	1,292,583
2014	38,510	155,221	161,724	138,038	118,203	103,186	92,241	82,488	72,186	86,068	1,047,865
Subtotal	86,465	344,402	362,262	314,278	272,143	239,243	215,040	194,750	175,203	136,662	2,340,448
Purchased bankruptcy receivables:
2010	246	547	181	—	—	—	—	—	—	—	974
2011	91	280	206	205	204	—	—	—	—	—	986
2012	5,693	19,748	12,855	6,599	2,000	—	—	—	—	—	46,895
2013	5,690	15,115	8,755	2,652	112	—	—	—	—	—	32,324
Subtotal	11,720	35,690	21,997	9,456	2,316	—	—	—	—	—	81,179
Total	$336,155	$1,203,098	$990,868	$721,784	$529,264	$401,037	$322,329	$255,014	$210,465	$157,829	$5,127,843
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)	ERC for charged off consumer receivables includes $98.8 million related to accounts that converted to bankruptcy after purchase.

(3)	United States data includes immaterial results from Latin America.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of September 30, 2014	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
United States (2):
2007	$3,033	$204,064	1.5%	0.3%
2008	9,157	227,768	4.0%	0.9%
2009	9,153	253,244	3.6%	0.9%
2010	26,221	345,748	7.6%	2.7%
2011	62,962	382,413	16.5%	6.4%
2012	131,256	474,368	27.7%	13.3%
2013	314,638	543,510	57.9%	31.9%
2014	430,978	472,554	91.2%	43.6%
Subtotal	987,398	2,903,669	34.0%	100.0%
Europe:
2013	546,130	619,079	88.2%	53.3%
2014	478,712	515,442	92.9%	46.7%
Subtotal	1,024,842	1,134,521	90.3%	100.0%
Purchased bankruptcy receivables:
2010	633	11,971	5.3%	1.0%
2011	9	1,642	0.5%	0.0%
2012	40,621	83,158	48.8%	66.7%
2013	19,729	39,833	49.5%	32.3%
Subtotal	60,992	136,604	44.6%	100.0%
Total	$2,073,232	$4,174,794	49.7%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	United States data includes immaterial results from Latin America.

Estimated Future Amortization of Portfolios
As of September 30, 2014, we had $2.1 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Charged-off Consumer Receivables United States	Charged-off Consumer Receivables Europe	Purchased Bankruptcy Receivables	Total Amortization
2014(1)	$50,364	$18,605	$8,969	$77,938
2015	249,883	84,371	28,287	362,541
2016	234,348	132,544	15,734	382,626
2017	159,502	117,990	6,053	283,545
2018	103,203	105,894	1,949	211,046
2019	53,641	100,484	—	154,125
2020	70,007	103,534	—	173,541
2021	34,358	116,468	—	150,826
2022	20,475	125,623	—	146,098
2023	8,558	99,034	—	107,592
2024	3,059	20,295	—	23,354
Total	$987,398	$1,024,842	$60,992	$2,073,232
________________________

(1)	2014 amount consists of three months data from October 1, 2014 to December 31, 2014.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of September 30,
	2014		2013
	Domestic	International	Domestic	International
General & Administrative	1,021	1,571	1,035	1,008
Internal Legal Account Manager	43	61	73	32
Account Manager	322	2,294	370	1,743
	1,386	3,926	1,478	2,783

Gross Collections by Account Manager
The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States(1):
Gross collections—collection sites	$122,600	$119,080	$389,913	$362,495
Average active Account Manager	1,482	1,705	1,579	1,634
Collections per average active Account Manager	$82.7	$69.8	$246.9	$221.8
Europe:
Gross collections—collection sites	$57,283	$37,931	$157,860	$37,931
Average active Account Manager	583	384	509	384
Collections per average active Account Manager	$98.3	$98.8	$310.1	$98.8
Overall:
Collections per average active Account Manager	$87.1	$75.2	$262.3	$198.4
________________________

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.
Gross Collections per Hour Paid
The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States(1):
Gross collections—collection sites	$122,600	$119,080	$389,913	$362,495
Total hours paid	710	769	2,228	2,216
Collections per hour paid	$172.7	$154.9	$175.0	$163.6
Europe:
Gross collections—collection sites	$57,283	$37,931	$157,860	$37,931
Total hours paid	159	103	426	103
Collections per hour paid	$360.3	$368.3	$370.6	$368.3
Overall:
Collections per hour paid	$207.0	$180.1	$206.4	$172.7
________________________

(1)	United States represents account manager statistics for United States portfolios and includes collection statistics for our India and Costa Rica call centers.

Collection Sites Direct Cost per Dollar Collected
The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States(1):
Gross collections—collection sites	$122,600	$119,080	$389,913	$362,495
Direct cost(2)	$8,794	$10,056	$25,534	$24,472
Cost per dollar collected	7.2%	8.4%	6.5%	6.8%
Europe:
Gross collections—collection sites	$57,283	$37,931	$157,860	$37,931
Direct cost(2)	$3,637	$2,174	$10,133	$2,174
Cost per dollar collected	6.3%	5.7%	6.4%	5.7%
Overall:
Cost per dollar collected	6.9%	7.8%	6.5%	6.7%
________________________

(1)	United States statistics include gross collections and direct costs for our India and Costa Rica call centers.

(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

Salaries and Employee Benefits by Function
The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$13,210	$12,230	$38,125	$26,646
Non-collection site salaries and employee benefits(2)	41,176	34,561	125,307	73,912
Subtotal	54,386	46,791	163,432	100,558
Non portfolio purchasing and recovery	2,780	1,479	6,675	4,333
	$57,166	$48,270	$170,107	$104,891
________________________

(1)	Represents account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(2)
Includes internal legal channel salaries and employee benefits of $5.3 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively, and $17.1 million and $11.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Purchases by Quarter
The following table summarizes the charged-off consumer receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2012	2,132	$2,902,409	$130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(4)	2,203	3,970,145	299,509
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.

(4)	Includes $105.4 million of portfolios acquired with a face value of approximately $1.7 billion in connection with the Atlantic Acquisition.
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
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$98,763	$39,866
Net cash used in investing activities	(704,241)	(214,394)
Net cash provided by financing activities	593,051	264,660
On February 25, 2014, we amended our revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement. On August 1, 2014, we further amended the Credit Facility pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). Under the Restated Credit Agreement, we have a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows us to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of September 30, 2014, we had $577.0 million outstanding and $263.6 million of availability under the Credit Facility, excluding the $250.0 million accordion.
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
On August 6, 2014, we acquired all of the outstanding equity interests of Atlantic for approximately $196.1 million in cash considerations, of which $126.1 million was used to retire certain indebtedness and obligations of Atlantic. We financed the acquisition through borrowings under our Restated Credit Agreement and cash on hand.
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £85.0 million (the “Cabot Credit Facility”). As of September 30, 2014, there was £57.0 million (approximately $92.4 million) outstanding and we had £28.0 million (approximately $45.4 million) available for borrowing.
Propel has a $200.0 million syndicated loan facility (the “Propel Facility I”). The Propel Facility I is used to fund tax liens in Texas and Arizona. As of September 30, 2014, there was $38.5 million outstanding and $161.5 million of availability under our Propel Facility I.
Affiliates of Propel have a revolving credit facility (the “Propel Facility II”) that is used to purchase tax liens in various states directly from taxing authorities. On May 6, 2014, we amended the Propel Facility II and increased the commitment amount from $100.0 million to the following: (a) during the period from July 1, 2014 to and including September 30, 2014, $190.0 million or (b) at any other time, $150.0 million. As of September 30, 2014, there was $46.6 million outstanding and $143.4 million of availability under our Propel Facility II. As described above, the commitment amount decreased to $150.0 million effective October 1, 2014, accordingly, the availability under the Propel Facility II decreased by $40.0 million. Refer to Note 10, “Debt - Propel Facilities” in the notes to our condensed consolidated financial statements for detailed information related to the Propel Facility II and the amendment.
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
On April 24, 2014, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. During the nine months ended September 30, 2014, we repurchased 400,000 shares of our common stock for approximately $16.8 million. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.
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
Operating Cash Flows
Net cash provided by operating activities was $98.8 million and $39.9 million during the nine months ended September 30, 2014 and 2013, respectively.
Cash provided by operating activities during the nine months ended September 30, 2014 was primarily related to net income of $70.3 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the nine months ended September 30, 2013 was primarily related to net income of $51.5 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash used in investing activities was $704.2 million and $214.4 million during the nine months ended September 30, 2014 and 2013, respectively.
The cash flows used in investing activities during the nine months ended September 30, 2014 were primarily related to cash paid for acquisitions, net of cash acquired, of $495.5 million, receivable portfolio purchases (excluding the portfolios acquired from the Marlin Acquisition of $208.5 million and from the Atlantic Acquisition of $105.4 million) of $666.5 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $488.1 million. The cash flows used in investing activities during the nine months ended September 30, 2013 were primarily related to cash paid for acquisitions, net of cash acquired of $413.1 million, receivable portfolio purchases (excluding the portfolios acquired from the AACC Merger of $383.4 million and from the Cabot Acquisition of $559.0 million) of $156.4 million, and originations of receivables secured by tax liens of $100.3 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $418.0 million and collections applied to our receivables secured by tax liens of $51.1 million.
Capital expenditures for fixed assets acquired with internal cash flows were $13.6 million and $8.2 million for nine months ended September 30, 2014 and 2013, respectively.
Financing Cash Flows
Net cash provided by financing activities was $593.1 million and $264.7 million during the nine months ended September 30, 2014 and 2013, respectively.
The cash provided by financing activities during the nine months ended September 30, 2014 primarily reflects $1.0 billion in borrowings under our Restated Credit Agreement, $288.6 million of proceeds from Cabot’s senior secured notes due 2021, $161.0 million of proceeds from the issuance of the 2021 Convertible Notes, and $134.0 million of proceeds from the issuance of Propel’s securitized notes, offset by $878.9 million in repayments of amounts outstanding under our Restated Credit Agreement and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction associated with our 2017 Convertible Notes. The cash provided by financing activities during the nine months ended September 30, 2013 primarily reflects $522.1 million in borrowings under our Restated Credit Agreement and Propel Facilities, $151.7 million in issuances of senior secured notes at our Cabot subsidiary, and $172.5 million in borrowings under our 2020 Convertible Senior Notes, offset by $491.5 million in repayments of amounts outstanding under our Restated Credit Agreement and Propel Facilities.
We are in compliance with all covenants under our financing arrangements. We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents of $115.4 million as of September 30, 2014 (approximately $25.3 million of which were held at our Cabot subsidiary), our access to capital markets, and availability under our credit facilities.
Our future cash needs will depend on our acquisitions of portfolios and businesses.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At September 30, 2014, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Interest Rates. At September 30, 2014, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
We continue to monitor and test Cabot’s system of internal control over financial reporting as part of management’s annual evaluation of internal control over financial reporting in 2014. We completed the Marlin and Atlantic Acquisitions during the first and third quarters of 2014, respectively. As part of management’s annual assessment of internal control over financial reporting, beginning in 2015, Marlin and Atlantic’s systems will be evaluated.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Information with respect to this item may be found in Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A – Risk Factors
Other than with respect to the updated risk factor set forth below, there is no material change in the information reported under “Part I—Item 1A—Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and “Part II, Item 1A—Risk Factors” in our subsequent Quarterly Reports on Form 10-Q.
Our business is subject to extensive laws and regulations, which have increased and may continue to increase.
Extensive laws and regulations relating to debt collection directly apply to key portions of our business. Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling our receivables, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, cause us to pay damages to consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and harm our business.
We sometimes purchase accounts in asset classes that are subject to industry-specific and/or issuer-specific restrictions that limit the collection methods that we can use on those accounts. Our inability to collect sufficient amounts from these accounts, through available collections methods, could materially adversely affect our cash flows and results of operations.
Additional consumer protection or privacy laws, rules and regulations may be enacted, or existing laws, rules or regulations may be reinterpreted or enforced in a different manner, imposing additional restrictions or requirements on the collection of receivables or the facilitation of tax liens.
The regulatory regime to which Cabot is subject is currently experiencing a number of substantial changes. The most significant changes include the transfer of responsibility for the regulation of consumer credit businesses in the United Kingdom from the Office of Fair Trading (“OFT”) to the Financial Conduct Authority (“FCA”) on April 1, 2014, and the proposal by the European Commission that substantial changes be made to the European Union data protection regime.
The FCA implemented an interim permission regime whereby businesses that held a consumer credit license with the OFT prior to the FCA taking over responsibility for regulating the consumer credit business must apply to the FCA for a new credit license before March 31, 2014 in order to continue consumer credit activities after April 1, 2014. The interim permission regime is expected to continue until April 1, 2016, and during this time businesses will be called upon at different intervals to apply for authorization to be fully regulated by the FCA. Cabot currently has all regulatory licenses, permissions, registrations and authorizations in place with the relevant regulatory bodies in order to provide and continue debt purchase and collection activities, including holding interim permission with the FCA.
Cabot is in the process of preparing to apply for full authorization with the FCA in order to be fully regulated by the FCA. Cabot has a designated application period in which it must apply for authorization. In the event it does not apply for authorization during the designated application period, the interim permission granted by the FCA automatically lapses and Cabot will be prevented from carrying on any of the consumer credit activities, in which case Cabot would not be able to operate in the regulated consumer credit sector until it has full authorization with the FCA. The FCA may take any one of the following actions with Cabot’s application: (1) the FCA may authorize Cabot to continue debt purchasing, collecting and associated credit activities without further conditions; (2) the FCA may authorize Cabot subject to certain conditions which will require Cabot to take certain actions to either remediate or comply with the FCA’s conditions; (3) the FCA may require that certain improvements to Cabot’s processes be made as a precursor to authorization, or appoint a skilled person elected by the FCA to investigate, examine and oversee Cabot’s operations, at Cabot’s cost; or (4) the FCA may decline to authorize Cabot. In addition to the authorization of the business with the FCA, Cabot will be required to apply to the FCA to appoint certain individuals that have significant control or influence over the management of the business, known as “Approved Persons,” who will jointly and severally be liable for the acts and omissions of the company and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA. The FCA may take the following action in connection with the application for Approved Persons: (1) authorize the Approved Person without further conditions; (2) refuse to authorize the Approved Person; (3) request that the applicant undertake further qualifications before it authorizes a person to become an Approved Person; or (4) ban a person from acting as an Approved Person for a period of time or for life.

The FCA has adopted detailed rules relating to conducting consumer credit activities, in addition to putting in place high level principles and conditions to which it expects businesses and Approved Persons in the sector to adhere. The FCA has significantly greater powers than the OFT, including, but not limited to, the ability to impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, and cease certain products from being collected upon.
Furthermore, the regulatory regime in the United Kingdom relating to the protection of consumers from unfair terms and practices is subject to change. In January 2014, a Consumer Rights Bill was introduced to the U.K. House of Commons and is currently progressing through the Parliamentary process to become an Act and formal legislation. The Bill represents the most significant overhaul of U.K. consumer law reform in decades and is largely driven by the European Commission’s Directive for Consumer Rights. It envisaged that the Bill will become law in October 2015, and once fully enacted it will reform and consolidate much of the general consumer protection law in the United Kingdom and introduce enhanced consumer measures that can be imposed on businesses. Certain elements of the European Commission’s Directive for Consumer Rights were incorporated into U.K. law, through regulations, in June 2014 in order for the United Kingdom to comply with the European Union’s timescales for implementing certain consumer protection measures while the draft Consumer Rights Bill progresses through Parliament.
Finally, The Civil Procedure Rules Committee, which is a statutorily created sub-committee of the United Kingdom’s Ministry of Justice, issued a consultation in September 2014 whereby it proposed to introduce a designated pre-action protocol for debt claims that would, if adopted in its current form, require Cabot to exchange significant amounts of information with a consumer prior to commencing a claim and impose certain other requirements, which may significantly increase the costs and time required to bring a claim to court and may further have a detrimental impact on consumers’ ability to engage and understand the technical and complex court procedures. Cabot and certain key industry representatives and trade bodies have issued responses to the consultation and are awaiting the outcome of such responses, which is expected to be released by the end of 2014. The protocol, if enacted, would supplement existing rules that govern civil court procedures, which courts will have to regard in assessing the parties’ ongoing conduct of legal proceedings. In some cases, Cabot’s issuers may not be able to provide, and Cabot does not currently maintain, the information that would be required to be provided by Cabot under the protocol in its current form. Therefore, if enacted in its current form, the protocol could limit Cabot’s ability to commence proceedings to recover a debt.
It is not yet possible to predict the precise impact that the above-referenced changes will have on Cabot. It is likely that the rules and regulations applicable to Cabot, and the burden of regulatory scrutiny to which Cabot is subject, will continue to increase. The FCA’s imposition of additional requirements on Cabot’s operations or failure to authorize Cabot’s collection activities, the addition or reinterpretation of any laws, rules, regulations, or protocols and the enforcement of them, or increased enforcement of existing consumer protection or privacy laws, rules and regulations, may materially adversely affect our ability to collect on receivables and may increase our costs associated with regulatory compliance, which could materially adversely affect our business or operations.
Item 5 - Other Information
Performance Stock Awards and Revised Severance Arrangements
On November 4, 2014, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”) approved special one-time equity awards (the “Performance Awards”) to the following executive officers of the Company: Kenneth A. Vecchione, President and Chief Executive Officer, Paul Grinberg, Executive Vice President, Chief Financial Officer and Treasurer, Ashish Masih, Executive Vice President, U.S. Debt Purchasing Operations, and Gregory L. Call, Senior Vice President, General Counsel and Corporate Secretary. The Performance Awards are granted pursuant to the Encore Capital Group, Inc. 2013 Incentive Compensation Plan. In the case of Messrs. Masih and Call, their Performance Awards were subject to their agreement to enter into new severance arrangements with the Company described more fully below.
The number of shares underlying the Performance Awards granted to Messrs. Vecchione, Grinberg, Masih, and Call are as follows:

Name	Shares
Kenneth A. Vecchione	40,000
Paul Grinberg	25,581
Ashish Masih	23,721
Gregory L. Call	17,441

The Performance Awards consist of shares of the Company’s common stock divided into three vesting tranches and are subject to both performance vesting and time vesting conditions further described below.
Performance-Vesting Conditions
The Performance Awards will performance vest as follows:

•
Tranche 1 will vest on the earlier of (A) the date that fair market value of a share of common stock equals or exceeds $49.51 for 15 days in any 20 consecutive trading-day period commencing on or after January 1, 2015 and ending on or before December 31, 2015 and the average of the fair market value of a share of common stock during such 20 consecutive trading-day equals or exceeds $49.51, or (B) the date that fair market value of a share of common stock equals or exceeds $65.47 for 15 days in any 20 consecutive trading-day period commencing on or after January 1, 2017 and ending on or before December 31, 2017 and the average of the fair market Value of a share of common stock during such 20 consecutive trading-day equals or exceeds $65.47.

•
Tranche 2 will vest on the earlier of (A) the date that fair market value of a share of common stock equals or exceeds $56.93 for 15 days in any 20 consecutive trading-day period commencing on or after January 1, 2016 and ending on or before December 31, 2016 and the average of the fair market value of a share of common stock during such 20 consecutive trading-day equals or exceeds $56.93, or (B) the date that fair market value of a share of common stock equals or exceeds $65.47 for 15 days in any 20 consecutive trading-day period commencing on or after January 1, 2017 and ending on or before December 31, 2017 and the average of the fair market value of a share of common stock during such 20 consecutive trading-day equals or exceeds $65.47.

•
Tranche 3 will vest on the date that fair market value of a share of common stock equals or exceeds $65.47 for 15 days in any 20 consecutive trading-day period commencing on or after January 1, 2017 and ending on or before December 31, 2017 and the average of the fair market value of a share of common stock during such 20 consecutive trading-day equals or exceeds $65.47.

Time-Vesting Conditions
Subject to the Performance Award recipient being continuously employed with the Company or any of its affiliates as of the dates set forth below, the Performance Awards will time vest as follows:

•	Tranche 1 will vest on December 31, 2017.

•	Tranche 2 will vest on December 31, 2018.

•	Tranche 3 will vest on December 31, 2019.
Change-in-Control Vesting
If there is a change in control on or before December 31, 2017, the Performance Awards will performance vest (if not already vested) on the date of the change in control as follows:

•	Tranche 1 will performance vest if the fair market value of a share of common stock on the date of the change in control equals or exceeds $49.51.

•	Tranche 2 will performance vest if the fair market value of a share of common stock on the date of the change in control equals or exceeds $56.93.

•	Tranche 3 will performance vest if the fair market value of a share of common stock on the date of the change in control equals or exceeds $65.47.
A change in control only affects the performance vesting of the Performance Awards; it does not affect time vesting of each tranche.
Other Performance Award Provisions
In addition to the foregoing, the Performance Awards set forth the terms under which the Performance Awards will vest or be forfeited in connection with a separation of service with the Company.
Attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 is a Form of the Performance Award Agreement, which is incorporated herein by reference. The above description of the material provisions of the Performance Awards is a summary and does not purport to be complete and is qualified in its entirety by reference to the Form of the Performance Award Agreement.
Revised Severance Arrangements
The Company also entered into new severance arrangements with Messrs. Masih and Call. The new severance arrangements are governed by the Encore Capital Group, Inc. Executive Separation Plan (the “Plan”), which was also adopted by the Company on November 4, 2014. The Plan will be administered by the Compensation Committee and sets forth the benefits to which Messrs. Masih and Call are entitled in the event of a separation from the Company under various circumstances. Messrs. Masih and Call have terminated their existing severance protection agreements as a condition to their participation in the Plan.
Messrs. Masih and Call will be eligible for severance amounts under the Plan in the event that their employment with the Company is terminated without cause (as defined in the Plan) or in the event that they resign from the Company for good reason (as defined in the Plan) (an “ordinary course separation”). In addition, Messrs. Masih and Call will be eligible for severance amounts under the Plan if during the 6 months before or within 24 months after a change in control (as defined in the Plan), their employment is terminated without cause or if they resign for good reason (a “change-in-control separation”). The payment of any severance that may be due is contingent upon execution of a waiver and release of claims on or before the 50th day following the executive’s separation from the Company and is further subject to the executive’s compliance with restrictive covenants set forth in the Plan.
Pursuant to their tier designations under the Plan, Messrs. Masih and Call are entitled to the following benefits in the case of an ordinary course separation and a change in control separation:

Ordinary Course Separation
General Cash Severance	Prorated Cash Bonus	Equity	Welfare Benefit Arrangements
1.5x base salary	Prorated actual bonus paid	Vesting continued for 12 months	Lump sum payment of 18 months of estimated COBRA costs

Change-in-Control Separation
General Cash Severance	Prorated Cash Bonus	Equity	Welfare Benefit Arrangements
2.0x base salary	Prorated target bonus for current year; plus 1.0x the greater of (i) target bonus or (ii) bonus that would have been paid if year-to-date performance were annualized	Time-based equity: Accelerated vesting	Lump sum payment of 24 months of estimated COBRA costs
Performance-based equity (other than stock price performance-based equity): Prorated accelerated vesting based on the greater of (i) target performance or (ii) the performance that would have been achieved if performance period-to-date performance were applied to the full performance period

Stock price performance-based equity: Accelerated vesting if the change-in-control price equals or exceeds the stock price target(s)
Vested options or stock appreciation rights: Remain exercisable for 90 days following separation
In addition to the benefits set forth above, the Compensation Committee has discretion to accelerate the vesting of long-term incentive awards, to accelerate the payment of any pension benefits, or to provide additional benefits with respect to Messrs. Masih and Call. Further, severance benefits that would have been paid to Messrs. Masih or Call but for their death will be paid to their respective beneficiaries.
The Plan contains provisions intended to ensure that the Plan complies with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The Plan may be amended or terminated by the Board at any time, except that it may not be amended or terminated during the period commencing on the 180th day immediately preceding a change in control and ending on the second anniversary of the change in control without the consent of each participant.
The Plan does not provide for a gross-up payment to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 (the “Excise Tax”) of the Code. Instead, the Plan provides that in the event that the payments described above would, if paid, be subject to the Excise Tax, then the payments will be reduced to the extent necessary so that no portion of the payments is subject to the Excise Tax, provided that the net amount of the reduced payments, after giving effect to income tax consequences, is greater than or equal to the net amount of the payments without such reduction, after giving effect to the Excise Tax and income tax consequences.
Attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 is a copy of the Plan, which is incorporated herein by reference. The above description of the revised severance arrangements of Messrs. Masih and Call is a summary and does not purport to be complete and is qualified in its entirety by reference to the Plan.

Item 6 – Exhibits

10.1+	Form of Performance Award Agreement (filed herewith)

10.2+	Encore Capital Group, Inc. Executive Separation Plan (filed herewith)

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

101
The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Paul Grinberg
Paul Grinberg
Executive Vice President,
Chief Financial Officer and Treasurer
Date: November 6, 2014