Form 10-K
period 2014-12-31
ENCORE CAPITAL GROUP INC
filed 2015-02-26
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant totaling 23,830,170 shares was approximately $1,082,366,321 at June 30, 2014, based on the closing price of the common stock of $45.42 per share on such date, as reported by the NASDAQ Global Select Market.
The number of shares of our Common Stock outstanding at February 11, 2015, was 25,804,077.
Documents Incorporated by Reference
Portions of the registrant’s proxy statement in connection with its annual meeting of stockholders to be held in 2015 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
United States
Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico.
On August 6, 2014, the Company acquired all of the outstanding equity interests of Atlantic Credit & Finance, Inc. (“Atlantic”). Atlantic specializes in collecting fresh, higher-balance receivables by forging collaborative relationships with consumers. These capabilities complement our existing strength in collecting on later-stage debt and enable our combined organizations to deploy additional capital.
Europe
Through our controlling interest in United Kingdom-based Cabot Credit Management Limited (“Cabot”), we are a market leader in debt management in the United Kingdom and Ireland. Historically, Cabot specialized in collecting higher balance, “semi-performing” accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). On February 7, 2014, Cabot acquired Marlin Financial Group Limited (“Marlin”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its use of litigation-enhanced collections for non-paying financial services receivables, which complements Cabot’s management of semi-performing accounts.
On April 1, 2014, we acquired a majority ownership interest in Grove Holdings (“Grove”). Through its subsidiaries Grove is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies in the United Kingdom (in particular, individual voluntary arrangements, or IVAs) and bank and non-bank receivables in Spain. To date, operating results from Grove have been immaterial to our total consolidated operating results. As a result, descriptions of our European operations in Part I - Item 1 of this Form 10-K will focus substantially on our combined Cabot and Marlin operations and will not include detailed discussion of our Grove operations.
Latin America
Through our majority ownership interest in Refinancia S.A. (“Refinancia”), we are a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee and factoring services to merchants and loan guarantee services to financial institutions. In addition to operations in Colombia and Peru, we evaluate the purchase of non-performing loans in other countries in Latin America from time to time. To date, operating results from our Latin American operations have been immaterial to our total consolidated operating results. As a result, descriptions of our international operations in Part 1 - Item 1 of this Form 10-K will not include detailed discussion of our Latin American operations.
Accounts originated in the United States are serviced through our call centers in the United States, India and Costa Rica. Beginning in January 2014, our India call center also began to service Cabot’s United Kingdom accounts. The balance of our accounts is serviced in the country of origin. Throughout this Annual Report on Form 10-K, when we refer to our United States operations, we include accounts originated in the United States that are serviced through our call centers in the United States, India and Costa Rica. When we refer to our international operations, we are referring to accounts originated outside of the United States.

Tax Lien Business
Through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we acquire and service residential and commercial tax liens on real property. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans by paying delinquent property taxes on behalf of the property owners in exchange for payment agreements collateralized by a tax lien on the property. Through Propel, we also purchase tax liens directly from taxing authorities in various other states. On May 2, 2014, Propel completed the acquisition of a portfolio of tax liens and other assets, expanding its footprint to 22 states.
Keys to Success
The foundation of our success is our people, our organizational agility, and our integrity. This foundation supports strengths in four key areas, which we refer to as our pillars:

•	Superior Analytics, including our extensive investments in data and behavioral science and our use of sophisticated predictive modeling techniques;

•	Operational Scale and Cost Leadership, driven by our specialized call centers, efficient international operations, and the continuing expansion of our internal legal platform;

•	Strong Capital Stewardship, underpinned by our sustained ability to raise and deploy capital prudently; and

•	Extendable Business Model, driven by our scalable platform that supports strategic investment opportunities in new asset classes and geographic areas.
Although we have enabled millions of consumers to retire a portion of their outstanding debt, one of the debt collection industry’s most formidable challenges is that many financially distressed consumers will never make a payment, much less retire their total debt obligation. In fact, we generate payments from less than one percent of our accounts every month. To address these challenges, we evaluate portfolios of receivables that are available for purchase using robust, account-level valuation methods, and we employ proprietary statistical and behavioral models across all our operations. We believe these business practices contribute to our ability to value portfolios accurately, avoid buying portfolios that are incompatible with our methods or goals, and align the accounts we purchase with our operational channels to maximize future collections. We also have one of the industry’s largest databases of financially distressed consumers. We believe that our specialized knowledge, along with our investments in data and analytic tools, have enabled us to realize significant returns from the receivables we have acquired. We maintain strong relationships with many of the largest credit providers in the United States. In addition, through our international subsidiaries, we maintain strong relationships with many of the largest credit providers in the European and the Latin American markets we serve.
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
International
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
Operating Segments
We conduct business through two reportable segments: portfolio purchasing and recovery, and tax liens. Financial information regarding our operating segments and geographic operations is set forth in Note 15 “Segment Information” to our consolidated financial statements.
Company Information
We were incorporated in Delaware in 1999. Our headquarters is located at 3111 Camino Del Rio North, Suite 103, San Diego, California 92108 and our telephone number is (877) 445-4581. Investors wishing to obtain more information about us may access the Investors section of our Internet site at http://www.encorecapital.com. The site provides access, free of charge, to relevant investor related information, such as Securities and Exchange Commission (“SEC”) filings, press releases, featured articles, an event calendar, and frequently asked questions. SEC filings are available on our Internet site as soon as reasonably practicable after being filed with, or furnished to, the SEC. The content of our Internet site is not incorporated by reference into this Annual Report on Form 10-K. Any materials that we filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Our Competitive Advantages
Analytic Strength. We believe that success in our portfolio purchase and recovery business depends on our ability to establish and maintain an information advantage. Leveraging an industry-leading financially distressed consumer database, our in-house team of statisticians, business analysts, and software programmers have developed, and continually enhance, proprietary behavioral and valuation models, custom software applications, and other business tools that guide our portfolio purchases. Moreover, our collection channels are informed by powerful statistical models specific to each collection activity, and each year we deploy significant capital to purchase credit bureau and customized consumer data that describe demographic, account level, and macroeconomic factors related to credit, savings, and payment behavior. Our recent international expansion has enabled us to collaborate across our operating subsidiaries to employ and enhance our statistical models throughout the markets we service.
Consumer Intelligence. At the core of our analytic approach is a focus on characterizing our consumers’ willingness and ability to repay their financial obligations. In this effort, we apply tools and methods from statistics, psychology, economics, and management science across the full extent of our business. During portfolio valuation, we use an internally developed and proprietary family of statistical models that determines the likelihood and expected amount of payment for each consumer within a portfolio. Subsequently, the expectations for each account are aggregated to arrive at a portfolio-level liquidation solution and a valuation for the entire portfolio is determined. During the collection process, we apply a number of proprietary operational frameworks to match our collection approach to an individual consumer’s payment behavior.
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
Principled Intent. Across the full extent of our operations, we strive to treat consumers with respect, compassion, and integrity. From discounts and payment plans to hardship solutions, we work with our consumers as they attempt to return to financial health. We are committed to dialogue that is honorable and constructive, and hope to play an important and positive role in our consumers’ financial recovery. We believe that our interests, and those of the financial institutions from which we purchase portfolios, are closely aligned with the interests of government agencies seeking to protect consumer rights. In 2011, we unveiled the industry’s first and only Consumer Bill of Rights, which codifies our commitment to respectful consumer treatment. We expect to continue investing in infrastructure and processes that support consumer advocacy and financial literacy while promoting an appropriate balance between corporate and consumer responsibility.

Our Strategy
We have implemented a business strategy that emphasizes the following three elements:
Continue to Invest in our Core Businesses. Our core domestic portfolio purchase and recovery and tax lien operations remain critical to our success. In recent periods, we have seen a reduction in the supply of portfolios offered for sale directly by credit issuers within the United States coupled with continued demand for portfolios in the marketplace, resulting in elevated pricing. Supply and demand dynamics in this market have fluctuated over time and will likely continue to do so. To position ourselves to continue to generate strong risk-adjusted returns in this environment, we continue to make investments in analytics, technology, risk management, compliance, and initiatives to enhance our relationships with consumers and improve liquidation rates on our portfolios. We intend to continue to deploy a meaningful amount of capital in our core domestic markets. Our 2014 acquisition of Atlantic reflects a strategic decision to expand our core domestic portfolio purchase and recovery presence. Atlantic is a leader in the market for buying freshly charged-off debt, which was not an area of strength for us prior to the acquisition. Combined with our expertise in later stage collections, we believe Atlantic will allow us to be more competitive in the market.
Expand into New Geographies. We believe we are well-positioned to take a leading role, worldwide, in the distressed debt and subprime consumer financial sectors. Our current footprint includes our industry-leading U.S. and U.K. core debt recovery businesses, our presence in Spain, our entrance into the Latin American debt market, and our international operations through our India and Costa Rica locations. In addition, we are constantly evaluating additional investments in, or acquisitions of, complementary businesses in order to expand into new geographic markets. For example, we have announced plans to commence portfolio purchase and recovery operations in India. As portfolio prices fluctuate and the complexity of our industry continues to increase, we expect that our international operations will continue to provide a significant competitive advantage.
Explore Business Model Adjacencies and Expansion. We are working to leverage some of our core competencies, such as our knowledge of financially distressed consumers, in other areas or for new types of defaulted consumer receivables. We believe that our existing underwriting and collection processes can be extended to a variety of consumer receivables. These capabilities may allow us to develop and provide complementary products or services to specified financially distressed consumer segments.
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
International
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
All purchases require approval by the pricing committee. Cabot’s pricing committee includes its Chief Executive Officer, Chief Financial Officer and Chief Investment Officer. We believe that Cabot’s significant industry and management experience enable it to make informed decisions about the portfolios we acquire through Cabot.
Portfolio Purchase and Recovery Collection Approach
United States
We expand and build upon the insight developed during our purchase process when developing our account collection strategies for portfolios we have acquired. Our proprietary consumer-level collectability analysis is the primary determinant of whether an account is actively serviced post-purchase. Generally, we pursue collection activities on only a fraction of the accounts we purchase, through one or more of our collection channels. The channel identification process is analogous to a decision tree where we first differentiate those consumers who we believe are unable to pay from those who we believe are able to pay. Consumers who we believe are financially incapable of making any payments, or are facing extenuating circumstances or hardships that would prevent them from making payments, are excluded from our collection process. It is our practice to assess each consumer’s willingness to pay through analytics, phone calls and/or letters. Despite our efforts to reach consumers and work out a settlement plan, only a small number of consumers who we contact choose to engage with us. Those who do are often offered discounts on their obligations or are presented with payment plans that are intended to suit their needs. However, the majority of consumers we contact do not respond to our calls and our letters and we must then make the decision about whether to pursue collections through legal action. Throughout our ownership period, we periodically refine our collection approach to determine the most effective collection strategy to pursue for each account. These strategies consist of:

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

•
Call Centers. We maintain domestic collection call centers in San Diego, California, Phoenix, Arizona, St. Cloud, Minnesota, Warren, Michigan, and Roanoke, Virginia and international call centers in Gurgaon, India and San Jose, Costa Rica. Call centers generally consist of multiple collection departments. Account managers supervised by group managers are trained and divided into specialty teams. Account managers assess our consumers’ willingness and capacity to pay. They attempt to work with consumers to evaluate sources and means of repayment to achieve a full or negotiated lump sum settlement or develop payment programs customized to the individual’s ability to pay. In cases where a payment plan is developed, account managers encourage consumers to pay through automatic payment arrangements. During our new hire training period, we educate account managers to understand and apply applicable laws and policies that are relevant in the account manager’s daily collection activities. Our ongoing training and monitoring efforts help ensure compliance with applicable laws and policies by account managers.

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
We also offer an online payment portal that enhances consumer convenience.  Through this portal, consumers can interact with us, including by making payments and sending inquiries.
International
Cabot uses insights developed during its purchasing process to build account collection strategies. Cabot’s proprietary consumer-level collectability analysis is the primary determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. In recent years, Cabot has concentrated on buying portfolios that are described as semi-performing in which over 50% of accounts have made a payment in three of the last four months immediately prior to the portfolio purchase. Cabot will try to establish contact with these consumers in order to transfer payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardship (such as medical issues or mental incapacity), are handled outside of normal collections processes.
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
Tax Lien Business
Propel acquires and services residential and commercial tax liens on real property. These liens take priority over most other liens. By funding tax liens, Propel provides state and local taxing authorities and governments with much needed tax revenue. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans designed to allow them to keep their property while paying their property tax obligation over time. In such cases, Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel at a lower interest rate or over a longer period of time than the taxing authority would ordinarily permit. Propel also purchases tax liens in various states directly from taxing authorities, securing rights to outstanding property tax payments, interest and penalties. In most cases, such tax liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase. Based in San Antonio, Texas, Propel is the largest tax lien transfer company in the state of Texas and one of the largest in the nation.
Enterprise Risk Management, Legal and Compliance Oversight
United States
Our legal and compliance oversight functions are divided between our legal, compliance and enterprise risk management departments. Our legal department manages regulatory oversight, litigation, corporate transactions, and compliance with our internal ethics policy, while our compliance department tests and monitors adherence to State and Federal regulations and enterprise risk management manages risk and internal audit.
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
The compliance department is responsible for promoting compliance with applicable laws and regulations. The compliance department facilitates oversight by our Board of Directors and management, formulates policies and procedures, and engages in training, risk assessments, testing, monitoring and corrective action, complaint response, and compliance audits.
The enterprise risk management department is responsible for the development and administration of internal policies, procedures, periodic risk assessments and controls which apply to all of our business units and for performing internal audits to evaluate the level of compliance to both regulations, such as Sarbanes-Oxley 404, and standards of internal control for internal operations. Beyond written policies, one of our core internal goals is the adherence to principled intent as it pertains to all consumer interactions. We believe that it is in our shareholders’ and our employees’ best interest to treat all consumers with the highest standards of integrity. Specifically, we have strict policies and a code of ethics, which guide all dealings with our consumers. To reinforce existing written policies, we have established a number of quality assurance procedures. Through our Quality Assurance program, our Fair Debt Collection Practices Act training for new account managers, our Fair Debt Collection Practices Act recertification program for continuing account managers, and our Consumer Support Services department, we take significant steps to ensure compliance with applicable laws and regulations and seek to promote consumer satisfaction. Our Quality Assurance team aims to enhance the skills of account managers and to drive compliance initiatives through active call monitoring, account manager coaching and mentoring, and the tracking and distribution of company-wide best practices. Finally, our Consumer Support Services department works directly with consumers to seek to resolve incoming consumer inquiries and to respond to consumer disputes as they may arise.
International
Cabot has established a compliance framework, operational procedures, and governance structures to enable it to conduct business in accordance with applicable rules, regulations, and guidelines. Cabot’s employees undergo comprehensive training on legal and regulatory compliance, and Cabot engages in regular call monitoring checks, data checks, performance reviews, and other operational reviews to ensure compliance with company guidelines. The laws and regulations under which Cabot operates have at their core the fair treatment of consumers, which is embedded within Cabot’s processes and culture.
Information Technology
Technical Infrastructure. Our internal network has been configured to be redundant in all critical functions, at all sites. This redundancy has been implemented within the local area network switches and the data center network and includes fully redundant Multiprotocol Label Switching (MPLS) networks. We have the capability to handle high transaction volume in our server network architecture with scalability to meet and exceed our future growth plans. Redundancy, coupled with seamless scalability and our high performance infrastructure, will allow for rapid business transformation and growth.

Predictive Dialer Technology. Our upgraded predictive dialer technology continues to accommodate our call centers. The technology allows additional call volume capacity and greater efficiency through shorter wait times and an increase in the number of live contacts. This technology helps maximize account manager productivity and further optimizes the yield on our portfolio purchases. Additionally, the use of predictive dialing technology helps us comply with applicable federal and state laws in the United States that restrict the time, place, and manner in which debt collectors can call consumers. Recognizing mobile phone dialing has a different set of legal restrictions, we utilize a distinctly different platform for non-consented mobile phones in an effort to keep us compliant with all laws while providing a framework for us to maximize contact with our consumers.
Computer Hardware. We have made significant improvements in our data centers, and now have redundancy in support of continued growth. We use a robust computer platform to perform our daily operations, including the collection efforts of our global workforce. Our custom software applications are integrated within our database server environment allowing us to process transaction loads with speed and efficiency. The computer platform offers us reliability and expansion opportunities. Furthermore, this hardware incorporates state of the art data security protection. We back up our data utilizing a tapeless configuration, and copies are replicated to a secure secondary data center. We also mirror our production data to a remote location to give us full protection in the event of the loss of our primary data center. To ensure the integrity and reliability of our computer platform, we periodically engage outside auditors specializing in information technology and cybersecurity to examine both our operating systems and disaster recovery plans.
Process Control. To provide assurance that our entire infrastructure continues to operate efficiently and securely, we have developed an industry-leading strong process and control environment. These governance, risk management, and control protocols govern all areas of the enterprise: from physical security and cyber security, to change management, data protection, and segregation of duties.
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
We believe that smaller competitors are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to increased regulatory pressure and because sellers of charged-off consumer receivables are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as the Company, because the larger market participants are better able to adapt to these pressures. As smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase receivables from competitors or to acquire competitors directly.

The tax lien industry is highly competitive and fragmented. In Texas, Propel competes primarily on the basis of interest rate, the ease of negotiating and closing the tax liens with the municipality and the consumer, and the reputation with respect to the quality of services that Propel provides. Outside of Texas, liens are usually sold individually or in bulk to the most competitive bidders, although sometimes the local governments consider non-monetary factors when awarding bulk liens.
International
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
Similar to certain trends we are observing in the United States, we believe that smaller competitors in the United Kingdom are facing difficulties in the portfolio purchasing market because of the higher cost to operate due to the increased regulatory environment and scrutiny applied by regulators, and also because sellers of charged-off consumer receivables are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry and the exit of portfolio purchasing and recovery companies from the marketplace. As in the United States, we believe this favors larger participants in the market, such as Cabot, because the larger market participants are better able to adapt to these pressures. As smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase receivables from competitors or to acquire competitors directly, as we did through Cabot’s acquisition of Marlin in February 2014.
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
The federal Fair Debt Collection Practices Act (“FDCPA”) and comparable state and local laws establish specific guidelines and procedures that debt collectors must follow when communicating with consumers, including the time, place and manner of the communications, and prohibit unfair, deceptive, or abusive debt collection practices. Until 2011, the Federal Trade Commission (“FTC”) administered, and had primary responsibility for the enforcement of, the FDCPA. In July 2011, pursuant to the Dodd-Frank Wall Street Reform and Consumer Financial Protection Act of 2010 (the “Dodd-Frank Act”), Congress transferred the FTC’s role of administering the FDCPA to the Consumer Financial Protection Bureau (“CFPB”), along with certain other federal statutes, and gave the CFPB authority to implement regulations under the FDCPA. The FTC and the CFPB share enforcement responsibilities under the FDCPA.

In addition to the FDCPA, the federal laws that apply to our business (including the regulations that implement these laws) include the following:

Dodd-Frank Act, including the Consumer Financial Protection Act (Title X of the Dodd-Frank Act, “CFPA”)	Servicemembers’ Civil Relief Act
Electronic Fund Transfer Act	Telephone Consumer Protection Act
Equal Credit Opportunity Act	Truth In Lending Act
Fair Credit Billing Act	U.S. Bankruptcy Code
Fair Credit Reporting Act (“FCRA”)	Wire Act
Federal Trade Commission Act (“FTCA”)	Credit CARD Act
Gramm-Leach-Bliley Act	Foreign Corrupt Practices Act
Health Insurance Portability and Accountability Act
The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions governing the oversight of financial institutions, some of which apply to us. Among other things, the Dodd-Frank Act established the CFPB, which has broad authority to implement and enforce “federal consumer financial law,” as well as authority to examine financial institutions, including credit issuers that may be sellers of receivables and debt buyers and collectors such as us, for compliance with federal consumer financial law. The CFPB has authority to prevent unfair, deceptive, or abusive acts or practices by issuing regulations or by using its enforcement authority without first issuing regulations. The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the CFPA general prohibition against unfair, deceptive, and abusive acts or practices.
The CFPB’s authorities include the ability to issue regulations under all significant federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. On November 12, 2013, the CFPB published in the Federal Register an Advance Notice of Proposed Rulemaking seeking comments, data, and information from the public about debt collection practices to help it determine what rules and other CFPB actions, if any, would be useful under the FDCPA and the CFPA.

The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection, including us. Accordingly, the CFPB is authorized to supervise and conduct examinations of our business practices.
The CFPB can conduct hearings, adjudication proceedings, and investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has authority to impose monetary penalties for violations of applicable federal consumer financial laws (including the CFPA, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices, and pursue enforcement actions. The CFPB also has authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, including bringing enforcement actions imposing fines and mandating large refunds to customers of several financial institutions for practices relating to debt collection practices. The CFPB is currently examining the collection practices of participants in the consumer debt buying industry.  We are currently engaged in discussions with the staff of the CFPB regarding practices and controls relating to our engagement with consumers that could result in a negotiated settlement or litigation.  As a result of these discussions or other supervisory or regulatory actions taken by the CFPB, we could agree to pay penalties or restitution and could recognize significant one-time charges or could agree to additional terms that may materially impact our future operations, collections or financial results.
In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process, and another that focuses on the application of the CFPA’s prohibition of “unfair, deceptive, or abusive” acts or practices on debt collection. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.
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
State laws, among other things, also may limit the interest rate and the fees that a credit originator may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts, and require specific account information for certain collection activities. By way of example, the California Fair Debt Buying Practices Act that directly applies to debt buyers, applies to accounts sold after January 1, 2014. The law requires debt buyers operating in the state to have in their possession specific account information before debt collection efforts can begin, among other requirements. Moreover, the New York State Department of Financial Services issued new debt collection regulations that take effect in 2015, which establish new requirements for collecting debt in the state. In addition, other state, local requirements and court rulings in various jurisdictions also may affect our ability to collect.
Moreover, the relationship between consumers and credit card issuers is extensively regulated by federal and state consumer protection and related laws and regulations. These laws may affect some of our operations because the majority of our receivables originate through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for consumers that would reduce or eliminate their obligations related to those receivables. When we acquire receivables, we generally require the credit originator or portfolio reseller to represent that they have complied with applicable statutes, rules, and regulations relating to the origination and collection of the receivables before they were sold to us.
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
In June 2013, we completed our merger with Asset Acceptance Capital Corp. (“AACC”), another leading provider of debt recovery solutions in the United States. In January 2012, Asset Acceptance, LLC, a subsidiary of AACC, entered into a consent decree with the FTC. The consent decree ended an FTC investigation into Asset Acceptance, LLC’s compliance with the FTCA, FDCPA, and FCRA. As part of the consent decree, Asset Acceptance, LLC agreed to undertake certain consumer protection practices, including, among other things, furnishing additional disclosures to consumers when collecting debt past the statute of limitations, and paid a civil penalty of $2,500,000. These practices continue to apply to the portfolios we purchased as a result of the merger with Asset Acceptance Capital Corp. (the “AACC Merger”). We do not expect compliance with the consent decree to have a material effect on our business.
Our activities are also subject to federal and state laws concerning identity theft, privacy, data security, the use of automated dialing equipment, and other laws related to consumers and consumer protection. These laws and regulations, and others similar to the ones listed above, as well as laws applicable to specific types of debt, impose requirements or restrictions on collection methods or our ability to enforce and recover certain of our receivables.

Effects of the law, including those described above, and any new or changed laws, rules, or regulations, and reinterpretation of the same, may adversely affect our ability to recover amounts owing with respect to our receivables or the sale of receivables by creditors and resellers.
In order to conduct the tax lien business in the State of Texas, our Propel subsidiary is subject to regulation and licensing by the State of Texas Office of Consumer Credit Commissioner. Tax lien transfers and servicing across all markets Propel services are also subject to consumer protection, privacy, and related laws and regulations, including laws and regulations similar to the federal laws and regulations listed above. In addition, there have been assertions that various provisions of the Truth in Lending Act and its implementing regulations apply to Propel’s business operations in certain states, depending on the method by which the Tax Liens are acquired. Propel believes these assertions are without merit.
International
As we expand our international footprint, our operations are increasingly affected by foreign statutes, rules and regulations. It is our policy to comply with these laws in all of our recovery activities. For example, debt collection and debt purchase activities in the United Kingdom are highly regulated by a number of different governmental bodies.
The regulatory regime to which Cabot is subject is currently experiencing a number of substantial changes. The most significant changes include the transfer of responsibility for the regulation of consumer credit businesses in the United Kingdom from the Office of Fair Trading (“OFT”) to the Financial Conduct Authority (“FCA”) which occurred on April 1, 2014; the proposal to have a dedicated pre-action protocol before commencing debt recovery claims in court; and the proposal by the European Commission that substantial changes be made to the European Union data protection regime.
The FCA implemented an interim permission regime whereby businesses that held a consumer credit license were required to register with the FCA for interim permission before March 31, 2014 in order to continue consumer credit activities after April 1, 2014. The interim permission regime is expected to continue until April 1, 2016, and during this time businesses will be called upon at different intervals to apply for authorization to be fully regulated by the FCA. Cabot currently has all regulatory licenses, permissions, registrations, and authorizations in place with the relevant regulatory bodies in order to provide and continue debt purchase and collection activities, including holding interim permission with the FCA. Cabot is in the process of preparing to apply for full authorization with the FCA in order to be fully regulated by the FCA. The FCA may take any one of the following actions with Cabot’s application: (1) the FCA may authorize Cabot to continue debt purchasing, collecting and associated credit activities without further conditions; (2) the FCA may authorize Cabot subject to certain conditions, which will require Cabot to take certain actions to either remediate or comply with the FCA’s conditions; (3) the FCA may require that certain improvements to Cabot’s processes be made as a precursor to authorization, or appoint a skilled person elected by the FCA to investigate, examine and oversee Cabot’s operations, at Cabot’s cost; or (4) the FCA may decline to authorize Cabot. In addition to the authorization of the business with the FCA, Cabot will be required to apply to the FCA to appoint certain individuals that have significant control or influence over the management of the business, known as “Approved Persons,” who will jointly and severally be liable for the acts and omissions of the company and its business affairs. Approved Persons will be subject to statements of principle and codes of practice established and enforced by the FCA. The FCA may take the following action in connection with the application for Approved Persons: (a) authorize the Approved Person without further conditions; (b) refuse to authorize the Approved Person; (c) request that the applicant undertake further qualifications before it authorizes a person to become an Approved Person; or (d) ban a person from acting as an Approved Person for a period of time or for life.

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
Furthermore, the manner in which court claims are conducted in England and Wales in connection with the recovery of debt may be subject to significant changes. In September 2014, the Civil Procedure Rules Committee (“CPRC”), an advisory public body set up by statute and sponsored by the U.K. Ministry of Justice, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt that would, if adopted in its current form, require all debt collection entities and law firms instructed and acting on behalf of such entities to disclose significant amounts of information relating to the credit agreement and the state of such credit agreement to a consumer prior to being able to progress a claim to court. In some circumstances, issuers of debt may not be able to provide this information, and as neither Cabot nor its competitors currently maintain such documentation to satisfy such obligations, the protocol may limit Cabot’s ability to commence Court proceedings to recover a debt. Certain other requirements are proposed, which may significantly increase costs and time in order to initiate a court claim. Cabot, together with other key industry representatives and trade bodies who are all affected by the proposals, has issued a response to the consultation, which is still under consideration. It is anticipated that the CPRC will wish to create a dedicated sub-committee to the pre-action protocol allowing for more engagement of industry stakeholders and consumer group representatives. It is expected that the debt protocol will be released during 2015 or 2016.
In addition, the regulatory regime in the United Kingdom relating to the protection of consumers from unfair terms and practices is subject to change. In January 2014, a Consumer Rights Bill was introduced to the U.K. House of Commons and is currently progressing through the Parliamentary process to become an Act and formal legislation. The Bill represents the most significant overhaul of U.K. consumer law reform in decades and is largely driven by the European Commission’s Directive for Consumer Rights. Subject to U.K. Parliamentary approval, it is envisaged that the Bill will become law in October 2015, and once fully enacted it will reform and consolidate much of the general consumer protection law in the United Kingdom and introduce enhanced consumer measures that can be imposed on businesses. Certain elements of the European Commission’s Directive for Consumer Rights were incorporated into U.K. law, through regulations, in June 2014 in order for the United Kingdom to comply with the European Union’s timescales for implementing certain consumer protection measures while the draft Consumer Rights Bill progresses through Parliament.
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
The regulatory regime in the Republic of Ireland is also undergoing significant changes. An Irish Bill, The Consumer Protection (Regulation of Credit Servicing Firms) Bill 2015, released with the intention of regulating credit servicing firms to ensure regulatory protection for consumers following loan book sales was published in January 2015. The bill seeks to address concerns regarding the loss of regulatory protections for borrowers when portfolio of loans are sold and/or serviced to an unregulated entity. It is expected that the Bill will be passed as law in 2015. The bill would require unregulated credit servicing entities to be regulated by the Central Bank of Ireland and adopt regulatory consumer protection codes into their practices, policies and procedures. It is currently proposed that firms will have a three month window in order to apply to become regulated once the bill has been passed as law. Cabot is currently contractually obligated to ensure compliance with the relevant consumer protection codes through its debt sale and management agreements and is audited on a regular basis against such obligations. However, it is fully anticipated that Cabot will have to apply to become regulated by the Central Bank for credit servicing activities
In addition, the other markets in which we currently operate are subject to local laws and regulations, and we have implemented compliance programs to facilitate compliance with all applicable laws and regulations in those markets. Our operations outside the United States are subject to the United States Foreign Corrupt Practices Act, which prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage, to help, obtain, or retain business.

Employees
As of December 31, 2014, we had approximately 5,400 employees worldwide. None of our employees is represented by a labor union. We believe that our relations with our employees are good.
Item 1A—Risk Factors
There are risks and uncertainties in our business that could cause our actual results to differ from those anticipated. We urge you to read these risk factors carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Annual Report on Form 10-K. Any of the risks described herein could affect our business, financial condition, or future results and the actual outcome of matters as to which forward-looking statements are made. The list of risks is not intended to be exhaustive, and the order in which the risks appear is not intended as an indication of their relative weight or importance. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and/or operating results.
Risks Related to Our Business and Industry
Financial and economic conditions affect the ability of consumers to pay their obligations, which could harm our financial results.
Economic conditions globally and locally directly affect unemployment, credit availability, and real estate values. Adverse conditions, economic changes, and financial disruptions place financial pressure on the consumer, which may reduce our ability to collect on our consumer receivable portfolios and may adversely affect the value of our consumer receivable portfolios. Further, increased financial pressures on the financially distressed consumer may result in additional regulatory requirements or restrictions on our operations and increased litigation filed against us. These conditions could increase our costs and harm our business, financial condition, and operating results.
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
Our operating results will likely vary in the future due to a variety of factors that could affect our revenues and operating expenses. We expect that our operating expenses as a percentage of collections will fluctuate in the future as we expand into new markets, increase our business development efforts, hire additional personnel, and incur increased insurance and regulatory compliance costs. In addition, our operating results have fluctuated and may continue to fluctuate as a result of the factors described below and elsewhere in this Annual Report on Form 10-K:

•	the timing and ability of consumers to make payments, including the effects of seasonality and macroeconomic conditions on their ability to pay;

•	any charge to earnings resulting from an allowance against the carrying value of our receivable portfolios;

•	increases in operating expenses associated with the growth or change of our operations or compliance with increased regulatory and other legal requirements;

•	the cost of credit; and

•	the supply of receivables portfolios and tax liens for sale on acceptable terms.
Because we recognize revenue on the basis of projected collections on purchased portfolios, we may experience variations in quarterly revenue and earnings due to the timing of portfolio purchases.
We may not be able to purchase receivables at favorable prices, which could limit our growth or profitability.
Our ability to continue to operate profitably depends upon the continued availability of receivable portfolios that meet our purchasing standards and are cost-effective based upon projected collections exceeding our costs. Due, in part, to fluctuating prices for receivable portfolios and competition within the marketplace, there has been considerable variation in our purchasing volume and pricing from quarter to quarter and we expect that to continue. The volume of our portfolio purchases may be limited when prices are high, and may or may not increase when portfolio pricing is more favorable to us. Further, our rates of return may decline when portfolio prices are high. We do not know how long portfolios will be available for purchase on terms acceptable to us, or at all.
The availability of receivable portfolios at favorable prices depends on a number of factors, including:

•	defaults in consumer debt;

•	continued origination of loans by originating institutions at sufficient volumes;

•	continued sale of receivable portfolios by originating institutions and portfolio resellers at sufficient volumes and acceptable price levels;

•	competition in the marketplace;

•	our ability to develop and maintain favorable relationships with key major credit originators and portfolio resellers;

•	our ability to obtain adequate data from credit originators or portfolio resellers to appropriately evaluate the collectability of, estimate the value of, and collect on portfolios; and

•	changes in laws and regulations governing consumer lending, bankruptcy, and collections.
In recent periods, portfolio prices have been elevated above historical levels, particularly for fresh portfolios, which are those portfolios transacted within six months of the consumers’ accounts being charged off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued strong demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting or curtailing their sales of charged-off accounts in response to increased regulatory pressure on financial institutions. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time. We are unable to predict the extent to which these financial institutions will re-commence selling charged-off accounts. Financial institutions might not return to selling charged-off accounts at historical levels and certain of them could elect to stop selling charged-off accounts permanently. We are taking measures to improve liquidation rates on our purchased portfolios so that we can achieve satisfactory returns on recently purchased portfolios despite their elevated prices. However, there can be no assurance that these measures will be effective in maintaining returns in line with historical levels, or at all.
In addition, because of the length of time involved in collecting charged-off consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. Ultimately, if we are unable to continually purchase and collect on a sufficient volume of receivables to generate cash collections that exceed our costs or to generate satisfactory returns, our business, financial condition and operating results will be adversely affected.
We may experience losses on portfolios consisting of new types of receivables or receivables in new geographies due to our lack of collection experience with these receivables, which could harm our business, financial condition and operating results.
We continually look for opportunities to expand the classes of assets that make up the portfolios we acquire. Therefore, we may acquire portfolios consisting of assets with which we have little or no collection experience or portfolios of receivables in new geographies where we do not historically maintain an operational footprint. Our lack of experience with these assets may hinder our ability to generate expected levels of profits from these portfolios. Further, our existing methods of collections may prove ineffective for these new receivables, and we may not be able to collect on these portfolios. Our inexperience with these receivables may have an adverse effect on our business, financial condition and operating results.
We may purchase receivable portfolios that are unprofitable or we may not be able to collect sufficient amounts to recover our costs and to fund our operations.
We acquire and service charged-off receivables that the obligors have failed to pay and the sellers have deemed uncollectible and have written off. The originating institutions and/or portfolio resellers generally make numerous attempts to recover on these nonperforming receivables, often using a combination of their in-house collection and legal departments, as well as third-party collection agencies. In order to operate profitably over the long term, we must continually purchase and collect on a sufficient volume of charged-off receivables to generate revenue that exceeds our costs. These receivables are difficult to collect, and we may not be successful in collecting amounts sufficient to cover the costs associated with purchasing the receivables and funding our operations. If we are not able to collect on these receivables, collect sufficient amounts to cover our costs or to generate satisfactory returns, this may adversely affect our business, financial condition and operating results.
Sellers may deliver portfolios that contain accounts that do not meet our account collection criteria and cannot be returned, which could have an adverse effect on our cash flows and our operations.
In the normal course of portfolio acquisitions, some accounts may be included in the portfolios that fail to conform to the terms of the purchase agreements and we may seek to return these accounts to the sellers for refund. However, we generally have a limited time in which to return these accounts to the sellers under the terms of our purchase agreements. In addition, sellers may not be able to meet their contractual obligations to us. Accounts that we are unable to return to sellers may yield no return. If sellers deliver portfolios containing too many accounts that do not conform to the terms of the purchase agreements, we may be unable to collect a sufficient amount and the portfolio purchase could generate lower returns or be unprofitable, which would have an adverse effect on our cash flows and our operations. If cash flows from operations are less than anticipated, our ability to satisfy our debt obligations and purchase new portfolios and, correspondingly, our business, financial condition and operating results, may be adversely affected.
A significant portion of our portfolio purchases during any period may be concentrated with a small number of sellers or resellers, which could adversely affect our volume and timing of purchases.
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
A significant decrease in the volume of purchases available from any of our principal sellers on terms acceptable to us would force us to seek alternative sources of charged-off receivables. Further, we have historically complemented our portfolio purchases from credit originators by purchasing portfolios from resellers or through the acquisition of portfolios from competitors looking to exit the market. As consolidation in the market continues, there may be fewer competitors to acquire on favorable terms. In addition, as the regulatory market continues to evolve, increased documentation requirements for collecting on portfolios may make purchasing accounts through resellers more difficult. Several larger issuers have also begun to prohibit resale of portfolios.
We may be unable to find alternative sources from which to purchase charged-off receivables, and even if we could successfully replace these purchases, the search could take time and the receivables could be of lower quality, cost more, or both, any of which could adversely affect our business, financial condition and operating results.
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
Barriers to entry into the consumer debt collection industry have traditionally been low. More recently, increased regulatory standards have made entry into the market more difficult and have resulted in sellers of charged-off consumer receivables being more selective with buyers in the marketplace. Companies with greater financial resources than we have may elect at a future date to enter the market for charged-off consumer receivables. We believe that the entrance of new market participants in our industry could lead to additional upward pricing pressure on charged-off consumer receivables as a result of increased demand, but also because new purchasers may pay higher prices for the portfolios than more experienced purchasers would due to a lack of experience, data and analytics necessary to properly assess risks and return potential of the portfolios or a desire to add size to their existing operations.
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
If we are unable to develop and expand our business or to adapt to changing market needs as well as our current or future competitors, we may experience reduced access to portfolios of charged-off consumer receivables in sufficient face value amounts at appropriate prices, which could adversely affect our business, financial condition and operating results.
The statistical models we use to project remaining cash flows from our receivable portfolios may prove to be inaccurate and, if so, our financial results may be adversely affected.
For our U.S. accounts, we use our internally developed statistical models to project the remaining cash flows from our receivable portfolios. These models consider known data about our consumers’ accounts, including, among other things, our collection experience and changes in external consumer factors, in addition to data known when we acquired the accounts. However, we may not be able to achieve the collections forecasted by our models. For our accounts serviced by Cabot, we use Cabot’s internally developed models to project the remaining cash flows from its receivable portfolios. If we are not able to achieve the levels of forecasted collection, our revenues will be reduced or we may be required to record an allowance charge, which may adversely affect our business, financial condition and operating results.
We may incur allowance charges based on the authoritative accounting guidance for loans and debt securities acquired with deteriorated credit quality.
We account for our portfolio revenue in accordance with the authoritative accounting guidance for loans and debt securities acquired with deteriorated credit quality. The authoritative guidance limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio’s initial cost and requires that the excess of the contractual cash flows over the expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The authoritative accounting guidance also freezes the IRR originally estimated when the receivable portfolios are purchased and, rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increased yield then becomes the new benchmark for allowance testing. Since the authoritative accounting guidance does not permit yields to be lowered, there is an increased probability of us having to incur allowance charges in the future, which would adversely affect our business, financial condition and operating results.
If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.
As of December 31, 2014, we carry approximately $897.9 million in goodwill and approximately $19.6 million in amortizable intangible assets. Under authoritative guidance, we review our goodwill for potential impairment at least annually, and review our amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may indicate that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include adverse changes in estimated future cash flows, growth rates and discount rates. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which could adversely affect our business, financial condition and operating results.
Our business is subject to extensive laws and regulations, which have increased and may continue to increase.
As noted in detail in “Item 1 - Part 1 - Business - Government Regulation” of this Annual Report on Form 10-K, extensive laws and regulations directly apply to key portions of our business. Our failure or the failure of third-party agencies and attorneys, or the credit originators or portfolio resellers selling our receivables, to comply with existing or new laws, rules, or regulations could limit our ability to recover on receivables, affect the willingness of financial institutions to sell portfolios to us, cause us to pay damages to consumers or result in fines or penalties, which could reduce our revenues, or increase our expenses, and consequently adversely affect our business, financial condition and operating results.
We sometimes purchase accounts in asset classes that are subject to industry-specific and/or issuer-specific restrictions that limit the collection methods that we can use on those accounts. Further, we have seen a trend in laws, rules and regulations requiring increased availability of historic information about receivables in order to collect. If credit originators or portfolio resellers are unable or unwilling to meet these evolving requirements, we may be unable to collect on certain accounts. Our inability to collect sufficient amounts from these accounts, through available collections methods, could adversely affect our business, financial condition and operating results.
Additional consumer protection or privacy laws, rules and regulations may be enacted, or existing laws, rules or regulations may be reinterpreted or enforced in a different manner, imposing additional restrictions or requirements on the collection of receivables or the facilitation of tax liens. For example, there have been assertions that various provisions of the Truth in Lending Act and its implementing regulations apply to Propel’s business operations in certain states, depending on the method by which the Tax Liens are acquired. While Propel believes these assertions are without merit, a determination that the Truth in Lending Act applies to any of Propel’s operations would subject Propel to new regulatory requirements, which could adversely affect Propel’s business, financial condition and operating results.
The implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act has subjected and will continue to subject us to substantial additional federal regulation, and we cannot predict the effect of this regulation on our business, financial condition and operating results.
Federal and state consumer protection, privacy, and related laws and regulations extensively regulate the relationship between debt collectors and consumers. In addition, federal and state laws may limit our ability to purchase or recover on our consumer receivables regardless of any act or omission on our part. On July 21, 2010, the Dodd-Frank Act was enacted. Title X of the Dodd-Frank Act (also referred to as the Consumer Financial Protection act or “CFPA”) established the CFPB. Pursuant to the Dodd-Frank Act, the CFPB has rulemaking, supervisory, enforcement, and other authorities relating to consumer financial products and services, including debt collection. We generally are subject to the CFPB’s rulemaking, supervisory, and enforcement authority.
Given the uncertainty associated with how provisions of the Dodd-Frank Act will be implemented and enforced by the CFPB and various regulatory agencies, the full extent of the impact that these requirements will have on us is unclear. Changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business. In particular, we expect an increase in the cost of operating due to greater regulatory oversight, supervision, and compliance with consumer debt servicing and collection practices.
Subject to the provisions of the Dodd-Frank Act, the CFPB has responsibility to implement and enforce “federal consumer financial law,” and to examine regulated entities for compliance with such law Those laws include, among others, (1) Title X itself, which prohibits unfair, deceptive, or abusive acts or practices in connection with consumer financial products and services, and (2) “enumerated consumer laws” (and their implementing regulations), which include the FDCPA, the FCRA, and others.
The CFPB’s authorities include the ability to issue regulations under various federal statutes that affect the collection industry, including the FDCPA, FCRA, and others. This means, for example, that the CFPB has the ability to adopt rules that interpret any of the provisions of the FDCPA, potentially affecting all facets of debt collection, and our activities. On November 12, 2013, the CFPB published in the Federal Register an Advance Notice of Proposed Rulemaking seeking comments, data, and information from the public about debt collection practices to help it determine what rules and other CFPB actions, if any, would be useful under the FDCPA and the Dodd-Frank Act’s general prohibition against unfair, deceptive, and abusive acts or practices.
In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process, and another that focuses on the application of the CFPA’s prohibition of “unfair, deceptive, or abusive” acts or practices on debt collection. The CFPB also accepts debt collection consumer complaints and released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints, and consumer complaints against us could result in reputational damage to us. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action.
The CFPB is authorized to supervise and conduct examinations of our business practices. The prospect of supervision has increased the potential consequences of noncompliance with federal consumer financial law. The CFPB can also conduct hearings and adjudication proceedings, conduct investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has authority to impose monetary penalties for violations of applicable federal consumer financial laws (including Title X of the Dodd-Frank Act, FDCPA, and FCRA, among other consumer protection statutes), require remediation of practices, and pursue enforcement actions. The CFPB also has authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state Attorneys General and state regulators to bring civil actions to remedy violations of state law. The CFPB has been active in its supervision, examination and enforcement of financial services companies, including bringing enforcement actions imposing fines and mandating large refunds to customers of several financial institutions for practices relating to debt collection practices. We are currently engaged in discussions with the staff of the CFPB regarding practices and controls relating to our engagement with consumers that could result in a negotiated settlement or litigation.  As a result of these discussions or other supervisory or regulatory actions taken by the CFPB, we could agree to pay penalties or restitution and could recognize significant one-time charges or could agree to additional terms that may materially impact our future operations, collections or financial results.
If the CFPB, the FTC, acting under the FTCA or other applicable statute such as the FDCPA, or one or more state Attorneys General or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have an adverse effect on our business, financial condition and operating results.
We expect that we will be required to invest significant management attention and resources to continue to evaluate, develop, and make any changes to our policies and procedures necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act or other applicable laws, which may negatively affect our results of operations, cash flows, and our financial condition. However, we cannot predict the scope and substance of the regulations, guidance, and policies ultimately adopted by the CFPB related to our activities. The CFPB continues to initiate rulemakings, issue regulatory guidance and bulletins, and exercise its supervisory and enforcement authority. It is therefore unclear at this time what effect these regulations will have on financial markets generally, original creditors, or our business and service providers; the additional costs associated with compliance with these regulations; or what changes, if any, to our operations may be necessary to comply with the CFPB’s expectations or the Dodd-Frank Act. Any of these factors could have an adverse effect on our business, financial condition and operating results.
Failure to comply with government regulation could result in the suspension or termination of our ability to conduct business, may require the payment of significant fines and penalties, or require other significant expenditures.
The collections industry is heavily regulated under various federal, state, and local laws, rules, and regulations. Many states and several cities require that we be licensed as a debt collection company. The CFPB, FTC, state Attorneys General and other regulatory bodies have the authority to investigate a variety of matters, including consumer complaints against debt collection companies, and can bring enforcement actions and seek monetary penalties, consumer restitution, and injunctive relief. If we, or our third-party collection agencies or law firms fail to comply with applicable laws, rules, and regulations, including, but not limited to, identity theft, privacy, data security, the use of automated dialing equipment, laws related to consumer protection, debt collection, and laws applicable to specific types of debt, it could result in the suspension or termination of our ability to conduct collection operations, which would adversely affect us. Further, our ability to collect our receivables may be affected by state laws, which require that certain types of account documentation be presented prior to the institution of any collection activities. In addition, new federal, state or local laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future and/or significantly increase the cost of regulatory compliance. Finally, our operations outside the United States are subject to foreign and U.S. laws and regulations that apply to our international operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, prohibitions on the conduct of our business and reputational damage. Any of the foregoing could have an adverse effect on our business, financial condition and operating results.
Investigations or enforcement actions by governmental authorities may result in changes to our business practices, negatively affect our portfolio purchasing volume, make collections more difficult or expose us to the risk of fines, penalties, restitution payments and litigation.
Our business practices may be subject to review from time to time by various governmental authorities. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. These investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations, in which case authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitutionary payments, sanctions or injunctive relief. Government authorities could also request, or we may agree to change, practices that we believe are compliant with applicable law and regulations in order to respond to the concerns of governmental authorities. In addition, negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse effect on our reputation, could impair our relationships with industry participants, and could result in financial institutions reducing or eliminating sales of portfolios to us. Further, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant expenditures and could divert management’s attention from our business operations. Any of the foregoing could have an adverse effect on our business, financial condition and operating results.
Changes to the regulatory regime to which Cabot is subject may adversely affect our business, financial condition and operating results.
Cabot’s operations are subject to substantial regulations, and the regulatory regime to which it is subject is currently experiencing a number of substantial changes. The most significant changes include the transfer of responsibility for the regulation of consumer credit businesses in the United Kingdom from the Office of Fair Trading (“OFT”) to the Financial Conduct Authority (“FCA”) on April 1, 2014, and the proposal by the European Commission that substantial changes be made to the European Union data protection regime.
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
Finally, the manner in which court claims are conducted in England and Wales in connection with the recovery of debt may be subject to significant changes. In September 2014, the Civil Procedure Rules Committee , an advisory public body set up by statute and sponsored by the U.K. Ministry of Justice, issued a consultation on proposals to introduce a designated pre-action protocol for court claims for the recovery of debt that would, if adopted in its current form, require all debt collection entities and law firms instructed and acting on behalf of such entities to disclose significant amounts of information relating to the credit agreement and the state of such credit agreement to a consumer prior to being able to progress a claim to court. In some circumstances, issuers of debt may not be able to provide this information, and as neither Cabot nor its competitors currently maintain such documentation to satisfy such obligations, the protocol may limit Cabot’s ability to commence court proceedings to recover a debt.
It is not yet possible to predict the precise impact that the above-referenced changes will have on Cabot. It is likely that the rules and regulations applicable to Cabot, and the burden of regulatory scrutiny to which Cabot is subject, will continue to increase. The FCA’s imposition of additional requirements on Cabot’s operations or failure to authorize Cabot’s collection activities, the addition or reinterpretation of any laws, rules, regulations, or protocols and the enforcement of them, or increased enforcement of existing consumer protection or privacy laws, rules and regulations, may adversely affect our ability to collect on receivables and may increase our costs associated with regulatory compliance, which could adversely affect our business, financial condition and operating results.
Our business, financial condition and operating results may be adversely affected if consumer bankruptcy filings increase or if bankruptcy laws change.
Our business model may be uniquely vulnerable to an economic recession, which typically results in an increase in the amount of defaulted consumer receivables, thereby contributing to an increase in the amount of personal bankruptcy filings. Under certain bankruptcy filings, a consumer’s assets are sold to repay credit originators, with priority given to holders of secured debt. Since the defaulted consumer receivables we purchase are generally unsecured, we often are not able to collect on those receivables. In addition, since we purchase receivables that may have been delinquent for a long period of time, this may be an indication that many of the consumers from whom we collect will be unable to pay their debts going forward and are more likely to file for bankruptcy in an economic recession. Furthermore, potential changes to existing bankruptcy laws could contribute to an increase in consumer bankruptcy filings. We cannot be certain that our collection experience would not decline with an increase in consumer bankruptcy filings. If our actual collection experience with respect to a defaulted consumer receivable portfolio is significantly lower than we projected when we purchased the portfolio, our business, financial condition and operating results could be adversely affected.

We are dependent upon third parties to service a substantial portion of our consumer receivable portfolios.
We use outside collection services to collect a substantial portion of our charged-off receivables. We are dependent upon the efforts of third-party collection agencies and attorneys to help service and collect our charged-off receivables. Our third-party collection agencies and attorneys could fail to perform collection services for us adequately, remit those collections to us or otherwise perform their obligations adequately. In addition, one or more of those third-party collection agencies or attorneys could cease operations abruptly or become insolvent, or our relationships with such collection agencies or attorneys may otherwise change adversely. Further, we might not able to secure replacement third-party collection agencies or attorneys or promptly transfer account information to our new third-party collection agencies, attorneys or in-house in the event our agreements with our third-party collection agencies and attorneys were terminated. Any of the foregoing factors could cause our business, financial condition and operating results to be adversely affected.
Increases in costs associated with our collections through collection litigation can raise our costs associated with our collection strategies and the individual lawsuits brought against consumers to collect on judgments in our favor.
We hire in-house counsel and contract with a nationwide network of attorneys that specialize in collection matters. In connection with collection litigation, we advance certain out-of-pocket court costs, which we refer to as deferred court costs. These court costs may be difficult or impossible to collect, and we may not be successful in collecting amounts sufficient to cover the amounts deferred in our financial statements. If we are not able to recover these court costs, our business, financial condition and operating results may be adversely affected.
Further, we have substantial collection activity through our legal channel and, as a consequence, increases in deferred court costs, increases in costs related to counterclaims, and an increase in other court costs may increase our costs in collecting on these accounts, which may have an adverse effect on our business, financial condition and operating results.
Our network of third-party agencies and attorneys may not utilize amounts collected on our behalf or amounts we advance for court costs in the manner for which they were intended.
In the normal course of operations, our third-party collection agencies and attorneys collect funds on our behalf. These third parties may fail to remit amounts owed to us in a timely manner or at all. Additionally, we advance court costs to our third-party attorneys, which are intended for their use in filing lawsuits on our behalf. These third-party attorneys may misuse some or all of the funds we advance to them. Our ability to recoup our funds may be diminished if these third parties become insolvent or enter into bankruptcy proceedings. If we are not able to recover these funds, our business, financial condition and operating results may be adversely affected.
A significant portion of our collections relies upon our success in individual lawsuits brought against consumers and our ability to collect on judgments in our favor.
We generate a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against consumers. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. As we increase our use of the legal channel for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged accounts because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes. Further, courts in certain jurisdictions require that a copy of the account statements or applications be attached to the pleadings in order to obtain a judgment against consumers. If we are unable to produce those account documents, these courts could deny our claims, and our business, financial condition and operating results may be adversely affected.
We are subject to ongoing risks of regulatory investigations and litigation, including individual and class action lawsuits, under consumer credit, consumer protection, theft, privacy, collections, and other laws, and we may be subject to awards of substantial damages or be required to make other expenditures or change our business practices as a result.
We operate in an extremely litigious climate and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections, and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to ongoing risks of regulatory investigations, inquiries, litigation, and other actions by the CFPB, FTC, state Attorneys General, or other governmental bodies relating to our activities. These litigation and regulatory actions involve potential compensatory or punitive damage claims, fines, costs, sanctions, civil monetary penalties, consumer restitution, or injunctive relief, as well as other forms of relief, that could require us to pay damages, make other expenditures or result in changes to our business practices. Any changes to our business practices could result in lower collections, increased cost to collect or reductions in estimated remaining collections. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Further, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. All of these factors could have an adverse effect on our business, financial condition and operating results.
Negative publicity associated with litigation, governmental investigations, regulatory actions, and other public statements could damage our reputation.
From time to time there are negative news stories about our industry or company, especially with respect to alleged conduct in collecting debt from consumers. These stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual debt collection practices or about the debt collection industry in general could adversely affect our stock price, our position in the marketplace in which we compete, and our ability to purchase charged-off receivables, any of which could have an adverse effect on our business, financial condition and operating results.
We may make acquisitions that prove unsuccessful or our time spent on mergers, acquisitions or joint venture activities may strain or divert our resources.
From time to time, we may make acquisitions of, or otherwise invest in, other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. We may not be able to successfully acquire other businesses and the acquisitions we make may be unprofitable or may take some time to achieve profitability. In addition, we may not successfully operate the businesses that we acquire, or may not successfully integrate these businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. Through acquisitions, we may enter markets in which we have limited or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, and the incurrence of additional debt which could reduce our profitability. In addition, our time spent on mergers and acquisitions activities and integrating acquired businesses may place additional constraints on our resources and divert the attention of our management from other business concerns, which may adversely affect our business, financial condition and operating results.
We are dependent on our management team for the adoption and implementation of our strategies and the loss of its services could have an adverse effect on our business.
Our management team has considerable experience in finance, banking, consumer collections, and other industries. We believe that the expertise of our executives obtained by managing businesses across numerous other industries has been critical to the enhancement of our operations. Our management team has created a culture of new ideas and progressive thinking, coupled with increased use of technology and statistical analysis. The management teams at each of our operating subsidiaries are also important to the success of their respective operations. The loss of the services of one or more key members of management could disrupt our collective operations and seriously impair our ability to continue to acquire or collect on portfolios of charged-off receivables and to manage and expand our business, any of which could have an adverse effect on business, financial condition and operating results.
Regulatory, political, and economic conditions in the foreign countries in which we operate or may operate in the future expose us to risk, including loss of business.
A significant element of our business strategy is to continue to develop and expand operations in countries outside of the United States. While wage costs in certain countries in which we operate or may operate in the future are significantly lower than in the United States, the United Kingdom and other industrialized countries for comparably skilled workers, wages are increasing at a faster rate than in the United States or the United Kingdom, and we experience or may experience higher employee turnover in operations in those countries than is typical in our U.S. or U.K. locations. The continuation of these trends could reduce the cost savings we sought to achieve by establishing a portion of our operations outside of the United States. We may be adversely affected by changes in inflation, exchange rate fluctuations, interest rates, tax provisions, social stability or other political, economic or diplomatic developments in or affecting these countries in the future. Changes in the business or regulatory climate of these countries could have an adverse effect on our business, financial condition and operating results.
We may not be able to manage our growth effectively, including the expansion of our foreign operations.
We have expanded significantly in recent years. Continued growth will place additional demands on our resources, and we cannot be sure that we will be able to manage our growth effectively. For example, continued growth could place strains on our management, operations, and financial resources that our infrastructure, facilities, and personnel may not be able to adequately support. In addition, the recent expansion of our foreign operations subjects us to a number of additional risks and uncertainties, including:

•	compliance with and changes in international laws, including regulatory and compliance requirements that could affect our business;

•	increased exposure to U.S. laws that apply abroad, such as the Foreign Corrupt Practices Act and the U.K .Bribery Act;

•	social, political and economic instability or recessions;

•	fluctuations in foreign economies and currency exchange rates;

•	difficulty in hiring, staffing and managing qualified and proficient local employees and advisors to run international operations;

•	the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees due to distance, language, and cultural barriers;

•	difficulties implementing and maintaining effective internal controls and risk management and compliance initiatives;

•	potential disagreements with our joint venture business partners;

•	differing labor regulations and business practices; and

•	foreign tax consequences.
To support our growth and improve our international operations, we continue to make investments in infrastructure, facilities, and personnel in our operations; however, these additional investments may not be successful or our investments may not produce profitable results. If we cannot manage our growth effectively, our business, financial condition and operating results may be adversely affected.
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
We continue to make significant modifications to our information systems to ensure that they continue to be adequate for our current and foreseeable demands and continued expansion, and our future growth may require additional investment in these systems. These system modifications may exceed our cost or time estimates for completion or may be unsuccessful. If we cannot update our information systems effectively, our business, financial condition and operating results may be adversely affected.
In the event of a security breach, our business and operations could suffer.
We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of security measures, our information technology networks and systems may be vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. The occurrence of any of these events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations or result in legal claims, liability, reputational damage or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition and operating results.

We may not be able to adequately protect the intellectual property rights upon which we rely and, as a result, any lack of protection may diminish our competitive advantage.
We rely on proprietary software programs and valuation and collection processes and techniques, and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes, and techniques to be trade secrets, but they are not protected by patent or registered copyright. We may not be able to protect our technology and data resources adequately, which may diminish our competitive advantage, which may, in turn, adversely affect our business, financial condition and operating results.
Exchange rate fluctuations could adversely affect our business, financial condition or operating results.
Because we conduct some business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates upon translation of these business results into U.S. dollars. In the normal course of business, we employ various strategies to manage these risks, including the use of derivative instruments. These strategies may not be effective in protecting us against the effects of fluctuations from movements in foreign exchange rates. Fluctuations in the foreign currency exchange rates could adversely affect our business, financial condition and operating results.
Taxes may adversely affect our results of operations, cash flows or financial condition.
We are subject to taxes in the United States and, increasingly, in foreign jurisdictions. Significant judgment is required in determining our worldwide provision for taxes. We regularly are under audit by tax authorities, and economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. The final determination of tax audits and any related litigation could be different from our historical income tax provisions and accruals. In addition, potential adverse tax consequences could limit our ability to repatriate funds held in jurisdictions outside of the United States. Accordingly, taxes could have an adverse effect on our results of operations, cash flows or financial condition.
Risks Related to Our Indebtedness and Common Stock
Our significant indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business.
As described in greater detail in Note 10 “Debt” to our consolidated financial statements, as of December 31, 2014, our total long-term indebtedness outstanding was approximately $2.8 billion, which includes $1.5 billion of debt at our Cabot subsidiary. Our substantial indebtedness could have important consequences to investors. For example, it could:

•	increase our vulnerability to general economic downturns and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt;

•	increase our exposure to market and regulatory changes that could diminish the amount and value of our inventory that we borrow against under our secured credit facilities; and

•
limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, our ability to borrow additional funds, make investments and incur liens, among other things.

Any of these factors could adversely affect our business, financial condition and operating results. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, or sell securities, none of which we can guarantee we will be able to do.
Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness or to make cash payments in connection with any conversion of our convertible notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate adequate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations which could, in turn, adversely affect our business, financial condition and operating results.
Despite our current indebtedness levels, we may still incur substantially more indebtedness or take other actions which would intensify the risks discussed above.
Despite our current consolidated indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our debt instruments, (some of which may be secured indebtedness under our Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”)). We will not be restricted under the terms of the indentures governing our convertible notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that are not limited by the terms of the indentures governing our convertible notes that could have the effect of diminishing our ability to make payments on our indebtedness. Our revolving credit facility and term loan facility (the “Credit Facility”) under the Restated Credit Agreement currently limits the ability of us and certain of our subsidiaries to incur additional indebtedness; however, if that facility is repaid or matures, we may not be subject to similar restrictions under the terms of any subsequent indebtedness.
We may not be able to continue to satisfy the covenants in our debt agreements.
Our debt agreements impose a number of covenants, including restrictive covenants on how we operate our business. Failure to satisfy any one of these covenants could result in negative consequences including the following, each of which could have an adverse effect on our business, financial condition and operating results:

•	acceleration of outstanding indebtedness;

•	exercise by our lenders of rights with respect to the collateral pledged under certain of our outstanding indebtedness;

•	our inability to continue to purchase receivables needed to operate our business; or

•	our inability to secure alternative financing on favorable terms, if at all.
Increases in interest rates could adversely affect our business, financial condition and operating results.
Portions of our outstanding debt bear interest at a variable rate. Increases in interest rates could increase our interest expense which would, in turn, lower our earnings. We may periodically evaluate whether to enter into derivative financial instruments, such as interest rate swap agreements, to reduce our exposure to fluctuations in interest rates on variable interest rate debt and their impact on earnings and cash flows. These strategies may not be effective in protecting us against the effects of fluctuations from movements in interest rates. Increases in interest rates could adversely affect our business, financial condition and operating results.
Propel may be unable to securitize additional tax lien assets.
On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in payment agreements and contracts relating to unpaid real property taxes, assessments, and other charges secured by liens on real property located in the State of Texas (the “Texas Tax Liens”). In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by the Texas Tax Liens. The transaction provided capital to Propel at a lower cost than other available financing alternatives. Market conditions or other factors may dictate an inability for Propel to securitize additional tax lien assets in the future, in which case Propel may need to resort to other, more costly, sources of capital to fund its operations which could, in turn, adversely affect Propel’s business, financial condition and operating results.
Our common stock price may be subject to significant fluctuations and volatility.
The market price of our common stock has been subject to significant fluctuations. Since the beginning of fiscal year 2014, our stock price has ranged from a low of $39.62 on December 12, 2014 to a high of $51.31 on February 14, 2014. These fluctuations could continue. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	our ability to repay our debt;

•	our access to financial and capital markets to refinance our debt;

•	investor perceptions of us and the industry and markets in which we operate;

•	future sales of equity or equity-related securities;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	changes in the supply of, demand for or price of portfolios;

•	our acquisition activity, including our expansion into new markets;

•	regulatory changes affecting our industry generally or our business and operations;

•	general financial, domestic, international, economic and other market conditions; and

•	the number of short positions on our stock at any particular time.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this Annual Report on Form 10-K, elsewhere in our filings with the SEC from time to time or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability.
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
Future sales of our common stock or the issuance of other equity securities may adversely affect the market price of our common stock.
In the future, we may sell additional shares of our common stock or other equity-related securities to raise capital or issue equity securities to finance acquisitions. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options or vesting of restricted stock awards, upon conversion of our convertible notes and the warrant transactions entered into in connection with our convertible senior notes due 2017. We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.
The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2014, the average daily trading volume of our common stock was approximately 255,400 shares. The issuance or sale of substantial amounts of our common stock or other equity or equity-related securities (or the perception that such issuances or sales may occur) could adversely affect the market price of our common as well as our ability to raise capital through the sale of additional equity or equity-related securities. We cannot predict the effect that future issuances or sales of our common stock or other equity or equity-related securities would have on the market price of our common stock.
We may not have the ability to raise the funds necessary to repurchase our convertible notes upon a fundamental change or to settle conversions in cash, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of our convertible notes.
Holders of our convertible notes will have the right to require us to repurchase their convertible notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon a conversion of convertible notes, unless we deliver solely shares of our common stock to settle the conversion (other than paying cash in lieu of delivering any fractional shares of our common stock), we will be required to make cash payments for each $1,000 in principal amount of convertible notes converted of at least the lesser of $1,000 and the sum of certain daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible notes surrendered therefor or to settle conversions in cash. In addition, our Restated Credit Agreement contains certain restrictive covenants that limit our ability to engage in specified types of transactions, which may affect our ability to repurchase our convertible notes. Further, our ability to repurchase our convertible notes or to pay cash upon conversion may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase convertible notes or to pay cash upon conversion of the convertible notes at a time when the repurchase or cash payment upon conversion is required by any indenture pursuant to which the convertible notes were offered would constitute a default under the relevant indenture. A default under any indenture could constitute a default under another indenture or our Restated Credit Agreement, and any such default or the fundamental change itself could also lead to a default under the Restated Credit Agreement or agreements governing our future indebtedness which would, in turn, adversely affect our business.
The conditional conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of any of our convertible notes is triggered, holders of those convertible notes will be entitled to convert the convertible notes at any time during specified periods at their option. Even if holders do not elect to convert their convertible notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as our convertible notes, could have a material effect on our reported financial results.
Under U.S. GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our convertible notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the convertible notes, and that original issue discount is amortized into interest expense over the term of the convertible notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense as a consequence of the amortization of the original issue discount to face amount of the convertible notes over the respective terms of the convertible notes and as a consequence of the amortization of the debt issuance costs. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the coupon interest of the convertible notes, which could adversely affect our reported or future financial results and the trading price of our common stock.
Under certain circumstances, convertible debt instruments (such as our convertible notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that any shares issuable upon conversion of the convertible notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the convertible notes exceeds their respective principal amount. Under the treasury stock method, for diluted earnings per share purposes, the convertible debt instrument is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method, as is currently the case with our convertible notes. If we are unable to use the treasury stock method in accounting for any shares issuable upon conversion of our convertible notes, then our diluted earnings per share could be further adversely affected. In addition, if the conditional conversion feature of our convertible notes is triggered, even if holders of such notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which could result in a reduction of our net working capital.
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
We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our credit facilities if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in current or future financing instruments and such other factors as our Board of Directors deems relevant.
Item 1B—Unresolved Staff Comments
None.
Item 2—Properties
We lease the following properties with more than 30,000 square feet:

Location	Primary use	Approximate square footage
San Diego, CA	Corporate headquarters, call center, internal legal and consumer support services	136,000
Phoenix, AZ	Call center and administrative offices	32,000
St. Cloud, MN	Call center	46,000
Gurgaon, India	Call center and administrative offices	155,000
Warren, MI	Call center and internal legal	100,000
Roanoke, VA	Call center and administrative offices	40,000
San Jose, Costa Rica	Call center and administrative offices	32,000
United Kingdom	Cabot corporate office, call center, internal legal and consumer support services	73,000
The properties listed in the table above are our principal properties and are primarily used in our portfolio purchasing and recovery business. We also lease other immaterial office space in the United States, United Kingdom, Ireland, Spain, Colombia, and Peru.
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
Item 4—Mine Safety Disclosures
Not applicable.

PART II
Item 5—Market for the Registrant’s Common Equity Securities, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ECPG.”
The high and low sales prices of our common stock, as reported by NASDAQ Global Select Market for each quarter during our two most recent fiscal years, are reported below:

	Market Price
	High	Low
Fiscal Year 2014
First Quarter	$51.31	$45.05
Second Quarter	46.78	40.62
Third Quarter	46.40	42.04
Fourth Quarter	46.18	39.62
Fiscal Year 2013
First Quarter	$33.07	$27.88
Second Quarter	38.66	26.84
Third Quarter	46.97	32.68
Fourth Quarter	51.95	44.34
The closing price of our common stock on February 11, 2015, was $40.30 per share and there were 9 stockholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total cumulative stockholder return on our common stock for the period from December 31, 2009 through December 31, 2014, with the cumulative total return of (a) the NASDAQ Index and (b) Asta Funding, Inc. and PRA Group, Inc., which we believe are comparable companies. The comparison assumes that $100 was invested on December 31, 2009, in our common stock and in each of the comparison indices. The stock price performance on the following graph is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Encore Capital Group, Inc., the NASDAQ Composite Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Encore Capital Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
Encore Capital Group, Inc.	100.00	134.77	122.18	175.98	288.85	255.17
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Peer Group	100.00	161.02	145.90	225.91	326.48	357.18
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

Item 6—Selected Financial Data
This table presents selected historical financial data of Encore Capital Group, Inc. and its consolidated subsidiaries. This information should be carefully considered in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The selected data in this section are not intended to replace the consolidated financial statements. The selected financial data (except for “Selected Operating Data”) in the table below, as of December 31, 2012, 2011, and 2010 and for the years ended December 31, 2011 and 2010, were derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2014, and 2013 and for the years ended December 31, 2014, 2013, and 2012, were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected Operating Data were derived from our books and records (in thousands, except per share data):

	As of and For The Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues
Revenue from receivable portfolios, net(1)	$992,832	$744,870	$545,412	$448,714	$364,294
Other revenues	51,988	12,588	905	32	72
Net interest income	27,969	15,906	10,460	—	—
Total revenues	1,072,789	773,364	556,777	448,746	364,366
Operating expenses
Salaries and employee benefits	246,247	165,040	101,084	77,805	64,077
Cost of legal collections	205,661	186,959	168,703	157,050	121,085
Other operating expenses	93,859	66,649	48,939	35,708	32,055
Collection agency commissions	33,343	33,097	15,332	14,162	20,385
General and administrative expenses	146,286	109,713	61,798	39,760	29,798
Depreciation and amortization	27,949	13,547	5,840	4,081	2,552
Total operating expenses	753,345	575,005	401,696	328,566	269,952
Income from operations	319,444	198,359	155,081	120,180	94,414
Other (expense) income
Interest expense	(166,942)	(73,269)	(25,564)	(21,116)	(19,349)
Other income (expense)	113	(4,222)	808	(395)	296
Total other expense	(166,829)	(77,491)	(24,756)	(21,511)	(19,053)
Income from continuing operations before income taxes	152,615	120,868	130,325	98,669	75,361
Provision for income taxes	(52,725)	(45,388)	(51,754)	(38,076)	(27,967)
Income from continuing operations	99,890	75,480	78,571	60,593	47,394
(Loss) income from discontinued operations, net of tax	(1,612)	(1,740)	(9,094)	365	1,658
Net income	98,278	73,740	69,477	60,958	49,052
Net loss attributable to noncontrolling interest	5,448	1,559	—	—	—
Net income attributable to Encore Capital Group, Inc. stockholders	$103,726	$75,299	$69,477	$60,958	$49,052
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	105,338	77,039	78,571	60,593	47,394
(Loss) income from discontinued operations, net of tax	(1,612)	(1,740)	(9,094)	365	1,658
Net income	$103,726	$75,299	$69,477	$60,958	$49,052

	As of and For The Year Ended December 31,
	2014	2013	2012	2011	2010
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$4.07	$3.12	$3.16	$2.47	$1.98
Discontinued operations	$(0.06)	$(0.07)	$(0.36)	$0.01	$0.07
Net basic earnings per share	$4.01	$3.05	$2.80	$2.48	$2.05
Diluted earnings (loss) per share from:
Continuing operations	$3.83	$2.94	$3.04	$2.36	$1.89
Discontinued operations	$(0.06)	$(0.07)	$(0.35)	$0.01	$0.06
Net diluted earnings per share	$3.77	$2.87	$2.69	$2.37	$1.95
Weighted-average shares outstanding:
Basic	25,853	24,659	24,855	24,572	23,897
Diluted	27,495	26,204	25,836	25,690	25,091
Selected operating data:
Purchases of receivable portfolios, at cost	$1,251,360	$1,204,779	$562,335	$386,850	$361,957
Gross collections for the period	1,607,497	1,279,506	948,055	761,158	604,609
Consolidated statements of financial condition data:
Cash and cash equivalents	$124,163	$126,213	$17,510	$8,047	$10,905
Investment in receivable portfolios, net	2,143,560	1,590,249	873,119	716,454	644,753
Total assets	3,750,135	2,685,274	1,171,340	812,483	736,468
Total debt	2,773,554	1,850,431	706,036	388,950	385,264
Total liabilities	3,085,196	2,082,803	765,524	440,948	433,771
Total Encore equity	623,000	571,897	405,816	371,535	302,697
________________________

(1)
Includes net allowance reversal of $17.4 million, $12.2 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and net allowance charges of $10.8 million and $22.2 million for the years ended December 31, 2011, and 2010, respectively.

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited and its subsidiaries (“Cabot”), is a market leader in debt management in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s 2014 acquisition of Marlin Financial Group Limited (“Marlin”) provided Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in the management of non-performing loans in Colombia and Peru. In addition, through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchase delinquent tax liens directly from selected taxing authorities.
We conduct business through two reportable segments: portfolio purchasing and recovery, and tax lien business. The operating results from our tax lien business segment are immaterial to our total consolidated operating results. However, the total segment assets are significant as compared to our total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, our tax lien business segment is determined to be a reportable segment.
Our long-term growth strategy involves continuing to invest in our core portfolio purchase and recovery and tax lien businesses, expanding into new geographies, and leveraging our core competencies to explore expansion into adjacent asset classes.
As discussed in more detail under “Part I - Item1 - Business” in this Annual Report on Form 10-K, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. These rules, regulations, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration which could affect the way we conduct our business. In particular, the Consumer Finance Protection Bureau (“CFPB”) may adopt new regulations that may affect our industry and our business. Additionally, the CFPB has supervisory, examination and enforcement authority over our business and is currently examining the collection practices of participants in the consumer debt buying industry.  We are currently engaged in discussions with the staff of the CFPB regarding practices and controls relating to our engagement with consumers that could result in a negotiated settlement or litigation.  As a result of these discussions or other supervisory or regulatory actions taken by the CFPB, it is reasonably possible that we could agree to pay penalties or restitution and could recognize pre-tax charges of in excess of $35 million and or could agree to additional terms that may materially impact our future operations, collections or financial results.
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
On April 1, 2014, we completed the acquisition of a controlling equity ownership interest in Grove. Grove, through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, IVAs) in the United Kingdom and bank and non-bank receivables in Spain. To date, operating results from Grove have been immaterial to our total consolidated operating results.
Latin America. In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their obligations, payment plan guarantee and factoring services to merchants and loan guarantee services to financial institutions. In addition to our operations in Colombia and Peru, we evaluate the purchase of non-performing loans in other countries in Latin America from time to time. To date, operating results from Latin America have been immaterial to our total consolidated operating results.
Tax Lien Business
Our tax lien business segment focuses on the property tax financing industry. Propel acquires and services residential and commercial tax liens on real property. These liens take priority over most other liens. To the extent permitted by local law, Propel works directly with property owners to structure affordable payment plans designed to allow them to keep their property while paying their property tax obligation over time. In such cases, Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel at a lower interest rate or over a longer period of time than the taxing authority would ordinarily permit. Propel also purchases tax liens in various states directly from taxing authorities, securing rights to outstanding property tax payments, interest and penalties. In most cases, such tax liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase. In May 2014, Propel acquired a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. The transaction strengthened Propel’s established servicing platform and expanded Propel’s operations to 22 states.
Revenue from our tax lien business segment comprised 3% and 2% of total consolidated revenues for each of the years ended December 31, 2014 and 2013, respectively. Operating income from our tax lien business segment comprised 3% and 2% of our total consolidated operating income for the years ended December 31, 2014 and 2013, respectively.
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States Markets
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during 2014, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as Encore, because the larger market participants are better able to adapt to these pressures. Furthermore, as smaller competitors limit their participation in or exit the market, it may provide additional opportunities for us to purchase portfolios from competitors or to acquire competitors directly.

European Markets
The United Kingdom market has grown significantly in recent years driven by a consolidation of sellers and a material backlog of portfolio coming to market from credit issuers who are selling an increasing proportion of their non-performing loans. We anticipate modest growth in supply in 2015. Prices for portfolios offered for sale directly from credit issuers remain at levels higher than historical averages. We expect that as a result of an increase in available funding to industry participants, and lower return requirements for certain debt purchasers, pricing will remain elevated. However, we also believe that as Cabot’s business increases in scale, and with anticipated improvements in liquidation and improved efficiencies in collections, Cabot’s margins will remain competitive. Additionally, the acquisition of Marlin resulted in a new liquidation channel for the Company through litigation, which is enabling Cabot to collect from consumers who have the ability to pay, but have so far been unwilling to do so. This further complements Cabot’s strength in collecting on semi-performing debt, where consumers have a greater willingness to pay.
Purchases by Type
The following table summarizes the types of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Europe:
Credit card(1)	$632,256	$620,900	$—
United States:
Credit card(2)	525,813	495,473	388,205
Consumer bankruptcy receivables(2)	—	39,897	83,578
Telecom	—	18,876	83,353
Latin America:
Mortgages(3)	56,754	—	—
Credit card	36,537	29,633	7,199
	$1,251,360	$1,204,779	$562,335
________________________

(1)
Purchases of consumer portfolio receivables in Europe for the year ended December 31, 2014 include $208.5 million acquired in connection with the Marlin Acquisition and $5.4 million for IVAs. Purchases of consumer portfolio receivables in Europe for the year ended December 31, 2013 include $559.0 million acquired in connection with our acquisition of a controlling interest in Cabot (the “Cabot Acquisition”).

(2)
Purchases of consumer portfolio receivables in the United States for the year ended December 31, 2014 include $105.4 million acquired in connection with the Atlantic Acquisition. Purchases of consumer portfolio receivables in the United States for the year ended December 31, 2013 include $383.4 million acquired in connection with the AACC Merger ($347.7 million for credit card and $35.7 million for consumer bankruptcy receivables).

(3)	Beginning in December 2014 we began investing in non-performing secured residential mortgages in Latin America.
During the year ended December 31, 2014, we invested $1.3 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $13.8 billion, for an average purchase price of 9.1% of face value. Purchases of charged-off credit card portfolios include $105.4 million acquired in connection with the Atlantic Acquisition. During the year ended December 31, 2013, we invested $1.2 billion to acquire portfolios, primarily charged-off credit card portfolios, with face values aggregating $84.9 billion, for an average purchase price of 1.4% of face value. Purchases of charged-off credit card portfolios include $383.4 million and $559.0 million acquired in connection with the AACC Merger and the Cabot Acquisition, respectively. During the year ended December 31, 2012, we invested $562.3 million to acquire portfolios with a face value aggregating $18.5 billion, for an average purchase price of 3.0% of face value.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The $384.3 million of portfolios we acquired through the AACC Merger significantly drove down the purchase price as a percentage of face value for portfolios acquired during the year ended December 31, 2013. The lower purchase rate for the AACC portfolios was due to our acquisition of all accounts owned by AACC, including accounts where we ascribed no value and where we did not attempt to collect. Accounts with no perceived value would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the accounts being sold to us prior to sale.
The increase in purchase price as a percentage of face value for the year ended December 31, 2014 compared to prior periods was primarily related to the AACC portfolios acquired in 2013 as discussed above, our acquisition of a higher percentage of fresh portfolios, the acquisition of more semi-performing debt in the U.K., and a general increase in the price of portfolios offered for sale directly from credit issuers.
Collections by Channel
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States:
Legal collections	$610,285	$564,645	$448,377
Collection sites	502,829	465,974	442,083
Collection agencies(1)	79,699	114,628	57,595
Subtotal	1,192,813	1,145,247	948,055
Europe:
Legal collections	42,456	—	—
Collection sites	221,771	74,916	—
Collection agencies	120,629	59,343	—
Subtotal	384,856	134,259	—
Latin America:
Collection sites	29,828	—	—
Total collections	$1,607,497	$1,279,506	$948,055
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $328.0 million, or 25.6%, to $1.6 billion during the year ended December 31, 2014, from $1.3 billion during the year ended December 31, 2013. Gross collections increased $331.5 million, or 35.0%, to $1.3 billion during the year ended December 31, 2013, from $948.1 million during the year ended December 31, 2012. The increases in gross collections were primarily due to increased portfolio purchases in the current and prior years and additional collections from our recently acquired subsidiaries.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Year Ended December 31,
	2014		2013		2012
Revenues
Revenue from receivable portfolios, net	$992,832	92.5%	$744,870	96.3%	$545,412	98.0%
Other revenues	51,988	4.9%	12,588	1.6%	905	0.1%
Net interest income	27,969	2.6%	15,906	2.1%	10,460.0	1.9%
Total revenues	1,072,789	100.0%	773,364	100.0%	556,777	100.0%
Operating expenses
Salaries and employee benefits	246,247	23.0%	165,040	21.3%	101,084	18.2%
Cost of legal collections	205,661	19.2%	186,959	24.2%	168,703	30.3%
Other operating expenses	93,859	8.7%	66,649	8.6%	48,939	8.8%
Collection agency commissions	33,343	3.1%	33,097	4.3%	15,332	2.7%
General and administrative expenses	146,286	13.6%	109,713	14.2%	61,798	11.1%
Depreciation and amortization	27,949	2.6%	13,547	1.8%	5,840	1.0%
Total operating expenses	753,345	70.2%	575,005	74.4%	401,696	72.1%
Income from operations	319,444	29.8%	198,359	25.6%	155,081	27.9%
Other (expense) income
Interest expense	(166,942)	(15.6)%	(73,269)	(9.5)%	(25,564)	(4.6)%
Other income (expense)	113	0.0%	(4,222)	(0.5)%	808	0.1%
Total other expense	(166,829)	(15.6)%	(77,491)	(10.0)%	(24,756)	(4.5)%
Income from continuing operations before income taxes	152,615	14.2%	120,868	15.6%	130,325	23.4%
Provision for income taxes	(52,725)	(4.9)%	(45,388)	(5.9)%	(51,754)	(9.3)%
Income from continuing operations	99,890	9.3%	75,480	9.7%	78,571	14.1%
Loss from discontinued operations, net of tax	(1,612)	(0.1)%	(1,740)	(0.2)%	(9,094)	(1.6)%
Net income	98,278	9.2%	73,740	9.5%	69,477	12.5%
Net loss attributable to noncontrolling interest	5,448	0.5%	1,559	0.2%	—	0.0%
Net income attributable to Encore shareholders	$103,726	9.7%	$75,299	9.7%	$69,477	12.5%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$286,630	$—	$286,630	$95,491	$—	$95,491
Total operating expenses	(150,349)	—	(150,349)	(48,890)	—	(48,890)
Income from operations	136,281	—	136,281	46,601	—	46,601
Interest expense-non-PEC	(96,426)	—	(96,426)	(26,265)	—	(26,265)
PEC interest (expense) income	(43,624)	21,201	(22,423)	(21,616)	10,235	(11,381)
Other (expense) income	(646)	—	(646)	98	—	98
(Loss) income before income taxes	(4,415)	21,201	16,786	(1,182)	10,235	9,053
Provision for income taxes	(3,241)	—	(3,241)	(1,574)	—	(1,574)
Net (loss) income	(7,656)	21,201	13,545	(2,756)	10,235	7,479
Net loss attributable to noncontrolling interests	1,108	3,267	4,375	392	1,167	1,559
Net (loss) income attributable to Encore	$(6,548)	$24,468	$17,920	$(2,364)	$11,402	$9,038
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
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
Adjusted Income from Continuing Operations Per Share. Management uses non-GAAP adjusted income from continuing operations attributable to Encore and adjusted income from continuing operations per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income from continuing operations attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges and acquisition and integration related expenses, all net of tax. The following table provides a reconciliation between income from continuing operations and diluted income from continuing operations per share attributable to Encore calculated in accordance with GAAP to adjusted income from continuing operations and adjusted income from continuing operations per share attributable to Encore, respectively. GAAP diluted earnings per share for the years ended December 31, 2014 and 2013, includes the effect of approximately 1.1 million and 0.6 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Senior Notes,” in the notes to our consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns, respectively (in thousands, except per share data):

	Year Ended December 31,
	2014			2013			2012
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income from continuing operations attributable to Encore, as reported	$105,338	$3.83	$3.99	$77,039	$2.94	$3.01	$78,571	$3.04	$3.04
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	6,413	0.23	0.24	3,274	0.12	0.13	191	0.01	0.01
Acquisition and integration related expenses, net of tax	9,898	0.36	0.37	16,285	0.63	0.64	2,567	0.10	0.10
Acquisition related other expenses, net of tax	—	—	—	2,198	0.08	0.08	—	—	—
Net effect of non-recurring tax adjustments	(2,291)	(0.08)	(0.08)	—	—	—	—	—	—
Adjusted income from continuing operations attributable to Encore	$119,358	$4.34	$4.52	$98,796	$3.77	$3.86	$81,329	$3.15	$3.15
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

	Year Ended December 31,
	2014	2013	2012
GAAP net income, as reported	$98,278	$73,740	$69,477
Adjustments:
Loss from discontinued operations, net of tax	1,612	1,740	9,094
Interest expense	166,942	73,269	25,564
Provision for income taxes	52,725	45,388	51,754
Depreciation and amortization	27,949	13,547	5,840
Amount applied to principal on receivable portfolios	614,665	534,654	402,594
Stock-based compensation expense	17,181	12,649	8,794
Acquisition and integration related expenses	19,299	25,691	4,263
Acquisition related other expenses	—	3,630	—
Adjusted EBITDA	$998,651	$784,308	$577,380

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

	Year Ended December 31,
	2014	2013	2012
GAAP total operating expenses, as reported	$753,345	$575,005	$401,696
Adjustments:
Stock-based compensation expense	(17,181)	(12,649)	(8,794)
Operating expenses related to non-portfolio purchasing and recovery business	(97,165)	(36,511)	(9,291)
Acquisition and integration related expenses	(19,299)	(25,691)	(4,263)
Adjusted operating expenses	$619,700	$500,154	$379,348
Comparison of Results of Operations
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues
Our revenues consist primarily of portfolio revenue, contingent fee income, and net interest income from our tax lien business.
Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the IRR derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios (“ZBA”), are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. We incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on our collections include operational activities such as the productivity of our collection staff. We record allowance reversals on pool groups which have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations. Allowance reversals are included in portfolio revenue.
Interest income, net of related interest expense represents net interest income on receivables secured by property tax liens.

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Year Ended December 31, 2014					As of December 31, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$34,491	$22,271	64.6%	$12,229	2.3%	$—	—
2006	3,067	601	19.6%	—	0.1%	—	—
2007	7,971	3,316	41.6%	1,612	0.3%	2,603	4.8%
2008	27,715	14,939	53.9%	3,566	1.5%	8,400	8.6%
2009	52,661	39,586	75.2%	—	4.1%	7,894	25.6%
2010	111,058	82,375	74.2%	—	8.4%	21,180	22.9%
2011	154,930	108,167	69.8%	—	11.1%	55,968	13.5%
2012	261,813	137,986	52.7%	—	14.1%	151,381	6.4%
2013	415,479	223,153	53.7%	—	22.9%	295,349	5.0%
2014	153,456	81,672	53.2%	—	8.4%	540,249	2.7%
Subtotal	$1,222,641	$714,066	58.4%	$17,407	73.2%	$1,083,024	5.0%
Europe:
2013	249,307	160,074	64.2%	—	16.4%	505,213	2.4%
2014	135,549	101,285	74.7%	—	10.4%	555,323	1.9%
Subtotal	384,856	261,359	67.9%	—	26.8%	1,060,536	2.1%
Total	$1,607,497	$975,425	60.7%	$17,407	100.0%	$2,143,560	3.1%

	Year Ended December 31, 2013					As of December 31, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$27,117	$17,201	63.4%	$9,918	2.3%	$—	—
2005	2,364	239	10.1%	10	0.0%	—	—
2006	8,780	3,181	36.2%	(184)	0.4%	2,466	5.2%
2007	12,204	5,409	44.3%	2,001	0.7%	5,654	7.6%
2008	41,512	24,377	58.7%	448	3.3%	17,617	9.5%
2009	80,311	54,130	67.4%	—	7.4%	21,009	18.1%
2010	156,773	102,595	65.4%	—	14.0%	50,230	13.8%
2011	225,546	133,396	59.1%	—	18.2%	103,025	8.9%
2012	353,982	163,443	46.2%	—	22.3%	277,799	4.3%
2013	236,658	144,281	61.0%	—	19.8%	492,137	4.3%
Total	$1,145,247	$648,252	56.6%	$12,193	88.4%	$969,937	5.7%
Europe:
2013	134,259	84,407	62.9%	—	11.6%	620,312	2.4%
Total	$1,279,506	$732,659	57.3%	$12,193	100.0%	$1,590,249	4.4%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes results from Latin America.

(5)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”).

Total revenues were $1.1 billion during the year ended December 31, 2014, an increase of $299.4 million, or 38.7%, compared to total revenues of $773.4 million during the year ended December 31, 2013.
Accretion revenue from our portfolio purchasing and recovery segment was $992.8 million during the year ended December 31, 2014, an increase of $248.0 million, or 33.3%, compared to revenue of $744.9 million during the year ended December 31, 2013. The increase in portfolio revenue during the year ended December 31, 2014 compared to 2013 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the year ended December 31, 2014, we recorded a portfolio allowance reversal of $17.4 million, compared to a net portfolio allowance reversal of $12.2 million during the year ended December 31, 2013. The recording of net allowance reversals during the years ended December 31, 2014 and 2013 was primarily due to operational improvements which allowed us to assist our customers to repay their obligations and increased collections on our ZBA portfolios. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.
Other revenues were $52.0 million and $12.6 million for the years ended December 31, 2014 and 2013, respectively. Other revenues primarily represent contingent fee income at our Cabot, Refinancia and Grove subsidiaries earned on accounts collected on behalf of others, primarily credit originators. The increase in other revenues during the year ended December 31, 2014 was primarily due to the acquisition of Cabot in July 2013, Refinancia in December 2013 and Grove in April 2014. Contingent fees from Cabot and Refinancia are only included in the prior year periods since their acquisition dates. Net interest income from our tax lien business segment was $28.0 million and $15.9 million for the years ended December 31, 2014 and 2013, respectively. The increase for the year ended December 31, 2014 was due to an increase in the balance of receivables secured by property tax liens, primarily resulting from Propel’s recent acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million in May 2014.

Operating Expenses
Total operating expenses were $753.3 million during the year ended December 31, 2014, an increase of $178.3 million, or 31.0%, compared to total operating expenses of $575.0 million during the year ended December 31, 2013.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $81.2 million, or 49.2%, to $246.2 million during the year ended December 31, 2014, from $165.0 million during the year ended December 31, 2013. The increase was primarily the result of increases in headcount as a result of our recent mergers and acquisitions and increases in headcount and related compensation expense to support our growth.
Stock-based compensation increased $4.5 million, or 35.8%, to $17.2 million during the year ended December 31, 2014, from $12.6 million during the year ended December 31, 2013. This increase was primarily attributable to an increase in the number of shares granted and the higher fair value of equity awards granted in recent periods due to an increase in our stock price.
Salaries and employee benefits broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Salaries and employee benefits:
Portfolio purchasing and recovery	$238,942	$159,318
Tax lien business	7,305	5,722
	$246,247	$165,040
Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $18.7 million, or 10.0%, to $205.7 million during the year ended December 31, 2014, compared to $187.0 million during the year ended December 31, 2013. These costs represent contingent fees paid to our network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $653.2 million during the year ended December 31, 2014, up from $564.6 million collected during the year ended December 31, 2013. The increase in the cost of legal collections includes an increase in commissions in the United States, as a result of an increase in gross collections of $45.6 million, or 8.1%, and an increase in commissions in Europe, as a result of an increase in gross collections of $42.9 million. The cost of legal collections decreased as a percentage of gross collections through this channel to 31.5% during the year ended December 31, 2014 from 33.1% during the same period in the prior year. This decrease was primarily due to increased collections from our internal legal channel, for which we do not pay a commission, and to a lesser extent, due to lower litigation costs as a percent of collections in Europe for accounts placed into Marlin’s legal platform. However, as Cabot and Marlin continue to increase the number of consumer accounts placed through Marlin’s legal platform, the cost of legal collections as a percent of collections in Europe will increase, as experienced in the most recent quarter, due to an increase in upfront court costs.
Other Operating Expenses
Other operating expenses increased $27.2 million, or 40.8%, to $93.9 million during the year ended December 31, 2014, from $66.6 million during the year ended December 31, 2013. The increases in other operating expenses was primarily the result of additional other operating expenses at our newly acquired subsidiaries.
Other operating expenses broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Other operating expenses:
Portfolio purchasing and recovery	$89,933	$63,228
Tax lien business	3,926	3,421
	$93,859	$66,649

Collection Agency Commissions—Portfolio Purchasing and Recovery
During the year ended December 31, 2014, we incurred $33.3 million in commissions to third party collection agencies, or 16.6% of the related gross collections of $200.3 million. During the period, the commission rate as a percentage of related gross collections was 16.2% and 16.9% for our collection outsourcing channels in the United States and Europe, respectively. During the year ended December 31, 2013, we incurred $33.1 million in commissions, or 19.0%, of the related gross collections of $174.0 million.
Collections through this channel vary from period to period depending on, among other things, the number of accounts placed with agencies versus accounts collected internally. Commissions, as a percentage of collections in this channel, also vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.
General and Administrative Expenses
General and administrative expenses increased $36.6 million, or 33.3%, to $146.3 million during the year ended December 31, 2014, from $109.7 million during the year ended December 31, 2013. The increase was primarily the result of additional general and administrative expenses at our newly acquired subsidiaries, and general increases in expenses to support our growth. The increase was partially offset by lower one-time acquisition and integration related costs in our portfolio purchasing and recovery segment. General and administrative expenses include one-time acquisition and integration related costs of $15.9 million and $21.6 million for the years ended December 31, 2014 and 2013, respectively.
General and administrative expenses broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2014	2013
General and administrative expenses:
Portfolio purchasing and recovery	$139,977	$106,814
Tax lien business	6,309	2,899
	$146,286	$109,713
Depreciation and Amortization
Depreciation and amortization expense increased $14.4 million, or 106.3%, to $27.9 million during the year ended December 31, 2014, from $13.5 million during the year ended December 31, 2013. The increase during the year ended December 31, 2014 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.

Cost per Dollar Collected—Portfolio Purchasing and Recovery
The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Year Ended December 31,
	2014				2013
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$502,829	$35,625	7.1%	3.0%	$465,974	$33,671	7.2%	2.9%
Legal outsourcing	493,704	175,730	35.6%	14.7%	468,677	168,241	35.9%	14.7%
Internal legal(2)	116,581	45,766	39.3%	3.8%	95,968	45,393	47.3%	4.0%
Collection agencies	79,699	12,923	16.2%	1.1%	114,628	22,786	19.9%	2.0%
Other indirect costs(3)	—	227,821	—	19.1%	—	193,849	—	16.9%
Subtotal	1,192,813	497,865		41.7%	1,145,247	463,940		40.5%
Europe:
Collection sites(1)	221,771	14,650	6.6%	3.8%	74,916	4,377	5.8%	3.3%
Legal outsourcing	42,456	13,794	32.5%	3.6%	—	—	—	—
Collection agencies	120,629	20,420	16.9%	5.3%	59,343	10,311	17.4%	7.7%
Other indirect costs(3)	—	63,968	—	16.6%	—	21,526	—	16.0%
Subtotal	384,856	112,832		29.3%	134,259	36,214		27.0%
Latin America:
Collection sites(1)	29,828	3,215	10.8%	10.8%	—	—	—	—
Other indirect costs(3)	—	5,788	—	19.4%	—	—	—	—
Subtotal	29,828	9,003		30.2%	—	—		—
Total(4)	$1,607,497	$619,700		38.6%	$1,279,506	$500,154		39.1%
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

During the year ended December 31, 2014, overall cost per dollar collected decreased by 50 basis points to 38.6% of gross collections from 39.1% of gross collections during the year ended December 31, 2013. This decrease was primarily due to collections from geographies with a lower cost to collect increasing as a percent of total collections, offset by higher cost to collect in the United States. During the same periods, cost to collect in the United States increased to 41.7% from 40.5%. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was primarily due to increased other indirect costs. Other costs not directly attributable to specific channel collections (other indirect costs) increased to 19.1% during the year ended December 31, 2014, from 16.9% during the year ended December 31, 2013. These costs include non-collection site salaries and employee benefits, general and administrative expenses, other operating expenses, and depreciation and amortization. This increase and the increase in cost per dollar collected, were due to several factors, including increases in corporate legal expense, headcount, and general and administrative expenses necessary to support our growth and to invest in initiatives relating to the evolving regulatory environment.

The increase in cost per dollar collected in the United States was partially offset by:

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, decreased to 3.8% during the year ended December 31, 2014, from 4.0% during the year ended December 31, 2013 and, as a percentage of channel collections, decreased to 39.3% during the year ended December 31, 2014, from 47.3% during the year ended December 31, 2013. The decrease in cost as a percentage of total collections and decrease in cost as a percentage of channel collections were primarily due to improved productivity in our internal legal platform.

•
Collection agency commissions, as a percentage of total collections in the United States, decreased to 1.1% during the year ended December 31, 2014, from 2.0% during the same period in the prior year. Our collection agency commission rate decreased to 16.2% during the year ended December 31, 2014, from 19.9% during the same period in the prior year. The decrease in commissions as a percentage of total collections was primarily due to decreased collections from this channel as a percentage of total collections. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $93.7 million to $166.9 million during the year ended December 31, 2014, from $73.3 million during the year ended December 31, 2013.
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Stated interest on debt obligations	$137,274	$55,703	$81,571	146.4%
Interest expense on preferred equity certificates	22,430	11,381	11,049	97.1%
Amortization of loan fees and other loan costs	9,049	4,519	4,530	100.2%
Amortization of debt discount	8,422	4,492	3,930	87.5%
Accretion of debt premium	(10,233)	(2,826)	(7,407)	262.1%
Total interest expense	$166,942	$73,269	$93,673	127.8%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense was primarily attributable to interest expense incurred at Cabot during the year ended December 31, 2014 of $118.8 million, including $22.4 million of interest expense on the preferred equity certificates as compared to $37.6 million for the year ended December 31, 2013 including $11.4 million of interest expense on the preferred equity certificates. The increase was also a result of increased interest expense related to additional borrowings to finance recent acquisitions.
Provision for Income Taxes
During the years ended December 31, 2014 and 2013, we recorded income tax provisions for income from continuing operations of $52.7 million and $45.4 million, respectively.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2014	2013
Federal provision	35.0%	35.0%
State provision	8.2%	5.8%
State benefit	(2.9)%	(2.0)%
Changes in state apportionment(1)	0.0%	(0.2)%
International provision(2)	(3.6)%	(2.2)%
Permanent items(3)	4.3%	2.4%
Other(4)	(6.4)%	(1.2)%
Effective rate	34.6%	37.6%
________________________

(1)	Represents changes in state apportionment methodologies.

(2)	Relates primarily to the lower tax rate on the income attributable to international operations.

(3)	Represents a provision for nondeductible items.

(4)	Includes the effect of discrete items, primarily relates to the recognition of tax benefit as a result of a favorable tax settlement with taxing authorities as discussed below.
We recognized benefits of approximately $7.5 million and expenses of approximately $1.3 million in interest and penalties related to our uncertain tax positions during the years ended December 31, 2014 and 2013, respectively. The benefits recognized during the year ended December 31, 2014 included a net benefit of approximately $6.6 million as a result of a favorable settlement with taxing authorities related to a previously uncertain tax position associated with AACC’s pre-merger tax revenue recognition policy. As a result, the effective tax rate for the year ended December 31, 2014 decreased as compared to 2013.
Additionally, the effective tax rate for the year ended December 31, 2014 as compared to 2013, decreased as a result of proportionately more earnings realized in countries that have lower statutory tax rates than the United States federal rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the years ended December 31, 2014 and 2013 was immaterial.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenues
Our revenues consist primarily of portfolio revenue, contingent fee income, and net interest income from our tax lien business.
Portfolio revenue consists of accretion revenue and zero basis revenue. Accretion revenue represents revenue derived from pools (quarterly groupings of purchased receivable portfolios) with a cost basis that has not been fully amortized. Revenue from pools with a remaining unamortized cost basis is accrued based on each pool’s effective interest rate applied to each pool’s remaining unamortized cost basis. The cost basis of each pool is increased by revenue earned and decreased by gross collections and portfolio allowances. The effective interest rate is the IRR derived from the timing and amounts of actual cash received and anticipated future cash flow projections for each pool. All collections realized after the net book value of a portfolio has been fully recovered, or Zero Basis Portfolios, are recorded as revenue, or Zero Basis Revenue. We account for our investment in receivable portfolios utilizing the interest method in accordance with the authoritative guidance for loans and debt securities acquired with deteriorated credit quality. We incur allowance charges when actual cash flows from our receivable portfolios underperform compared to our expectations. Factors that may contribute to underperformance and to the recording of valuation allowances may include both internal as well as external factors. External factors that may have an impact on our collections include new laws or regulations, new interpretations of existing laws or regulations, and the overall condition of the economy. Internal factors that may have an impact on our collections include operational activities such as the productivity of our collection staff. We record allowance reversals on pool groups which have historic allowance reserves when actual cash flows from these receivable portfolios outperform our expectations. Allowance reversals are included in portfolio revenue.
Interest income, net of related interest expense represents net interest income on receivables secured by property tax liens.
The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Year Ended December 31, 2013					As of December 31, 2013
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA(5)	$27,117	$17,201	63.4%	$9,918	2.3%	$—	—
2005	2,364	239	10.1%	10	0.0%	—	—
2006	8,780	3,181	36.2%	(184)	0.4%	2,466	5.2%
2007	12,204	5,409	44.3%	2,001	0.7%	5,654	7.6%
2008	41,512	24,377	58.7%	448	3.3%	17,617	9.5%
2009	80,311	54,130	67.4%	—	7.4%	21,009	18.1%
2010	156,773	102,595	65.4%	—	14.0%	50,230	13.8%
2011	225,546	133,396	59.1%	—	18.2%	103,025	8.9%
2012	353,982	163,443	46.2%	—	22.3%	277,799	4.3%
2013	236,658	144,281	61.0%	—	19.8%	492,137	4.3%
Total	$1,145,247	$648,252	56.6%	$12,193	88.4%	$969,937	5.7%
Europe:
2013	134,259	84,407	62.9%	—	11.6%	620,312	2.4%
Total	$1,279,506	$732,659	57.3%	$12,193	100.0%	$1,590,249	4.4%

	Year Ended December 31, 2012					As of December 31, 2012
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Reversal (Portfolio Allowance)	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
ZBA(5)	$26,275	$22,575	85.9%	$3,702	4.2%	$—	—
2005	11,859	3,647	30.8%	2,024	0.7%	2,115	5.6%
2006	12,818	7,910	61.7%	(4,247)	1.5%	8,238	5.1%
2007	17,055	8,922	52.3%	129	1.6%	10,449	5.1%
2008	59,037	32,567	55.2%	2,613	6.0%	34,316	6.9%
2009	111,379	70,210	63.0%	—	13.0%	47,230	10.0%
2010	220,647	134,875	61.1%	—	24.9%	104,466	8.8%
2011	301,215	163,165	54.2%	—	30.1%	195,629	5.9%
2012	187,721	97,320	51.8%	—	18.0%	470,676	2.8%
Total	$948,006	$541,191	57.1%	$4,221	100.0%	$873,119	4.8%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes immaterial results from Latin America.

(5)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of Put-Backs.

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
Other revenues primarily represent contingent fee income at our Cabot subsidiary earned on accounts collected on behalf of others, primarily credit originators. This contingent fee revenue was $11.1 million for the year ended December 31, 2013.
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
Salaries and employee benefits broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Salaries and employee benefits:
Portfolio purchasing and recovery	$159,318	$98,173
Tax lien business(1)	5,722	2,911
	$165,040	$101,084
________________________

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
Other operating expenses broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Other operating expenses:
Portfolio purchasing and recovery	$63,228	$47,501
Tax lien business(1)	3,421	1,438
	$66,649	$48,939
________________________

(1)	Tax lien business segment for the year ended December 31, 2012 only includes the period from May 8, 2012 (date of acquisition) through December 31, 2012.
Collection agency commissions—Portfolio purchasing and recovery
During the year ended December 31, 2013, we incurred $33.1 million in commissions to third party collection agencies, or 19.0% of the related gross collections of $174.0 million. During the period, the commission rate as a percentage of related gross collections was 19.9% and 17.4% for our collection outsourcing channels in the United States and United Kingdom, respectively. During the year ended December 31, 2012, we incurred $15.3 million in commissions, or 26.6%, of the related gross collections of $57.6 million. The decrease in the net commission rate as a percentage of the related gross collections was primarily due to the lower commission rates on purchased bankruptcy receivable portfolios in the United States as a result of our increased purchase of bankruptcy receivable portfolios in recent periods and the lower commission rates for collection agencies in the United Kingdom, as compared to the rates in the United States.
General and administrative expenses
General and administrative expenses increased $47.9 million, or 77.5%, to $109.7 million during the year ended December 31, 2013, from $61.8 million during the year ended December 31, 2012. The increase was primarily the result of the

Cabot Acquisition, the AACC Merger, and general increases in expenses necessary to support our growth, including acquisition and integration related costs of $21.6 million, an increase in IT consulting and other IT expenses of $9.1 million, and an increase in building rent of $4.0 million.
General and administrative expenses broken down between the reportable segments were as follows (in thousands):

	Year Ended December 31,
	2013	2012
General and administrative expenses:
Portfolio purchasing and recovery	$106,814	$60,466
Tax lien business(1)	2,899	1,332
	$109,713	$61,798
________________________

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

	Year Ended December 31,
	2013				2012
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$465,974	$33,671	7.2%	2.9%	$442,083	$27,606	6.2%	2.9%
Legal outsourcing	468,677	168,241	35.9%	14.7%	429,597	162,325	37.8%	17.1%
Internal legal(2)	95,968	45,393	47.3%	4.0%	18,780	16,244	86.5%	1.7%
Collection agencies	114,628	22,786	19.9%	2.0%	57,595	15,332	26.6%	1.6%
Other indirect costs(3)	—	193,849	—	16.9%	—	157,841	—	16.6%
Subtotal	1,145,247	463,940		40.5%	948,055	379,348		40.0%
Europe:
Collection sites(1)	74,916	4,377	5.8%	3.3%	—	—	—	—
Collection agencies	59,343	10,311	17.4%	7.7%	—	—	—	—
Other indirect costs(3)	—	21,526	—	16.0%	—	—	—	—
Subtotal	134,259	36,214		27.0%	—	—	—	—
Total(4)	$1,279,506	$500,154		39.1%	$948,055	$379,348		40.0%
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
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost from our collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, remained consistent at 2.9% during the years ended December 31, 2013 and 2012, but as a percentage of our site collections, increased to 7.2% during the year ended December 31, 2013, from 6.2% during the year ended December 31, 2012. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily due to the higher cost to collect attributable to AACC.

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

The increase in cost per dollar collected in the United States was partially offset by:

•
The cost of legal collections through our legal outsourcing channel, as a percentage of total collections in the United States, decreased to 14.7% during the year ended December 31, 2013, from 17.1% during the year ended December 31, 2012 and, as a percentage of channel collections, decreased to 35.9% from 37.8% compared to the same period of 2012. The decrease in the cost of legal collections as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections, as a result of increased reliance on our internal legal channel and improvements in our ability to more accurately and consistently identify those consumers with the financial means to repay their obligations. These improvements resulted in an increase in our court cost recovery rate and an offsetting decrease in court cost expense.

Interest Expense—Portfolio purchasing and recovery
Interest expense increased $47.7 million to $73.3 million during the year ended December 31, 2013, from $25.6 million during the year ended December 31, 2012.
The following table summarizes our interest expense (in thousands, except percentages):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Stated interest on debt obligations	$55,703	$23,015	$32,688	142.0%
Interest expense on preferred equity certificates	11,381	—	11,381	—
Amortization of loan fees and other loan costs	4,519	2,289	2,230	97.4%
Amortization of debt discount	4,492	260	4,232	1,627.7%
Accretion of debt premium	(2,826)	—	(2,826)	—
Total interest expense	$73,269	$25,564	$47,705	186.6%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense during the year ended December 31, 2013 was primarily attributable to interest expense of $37.6 million incurred at Cabot, including $11.4 million of interest expense on the preferred equity certificates. The increase was also a result of increased interest expense related to additional borrowings to finance the Cabot Acquisition and the AACC Merger.
Provision for income taxes
During the years ended December 31, 2013 and 2012, we recorded income tax provisions for income from continuing operations of $45.4 million and $51.8 million, respectively.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2013	2012
Federal provision	35.0%	35.0%
State provision	5.8%	6.6%
State benefit	(2.0)%	(2.3)%
Changes in state apportionment(1)	(0.2)%	0.0%
Tax reserves(2)	0.0%	0.1%
International provision(3)	(2.2)%	(0.4)%
Permanent items(4)	2.4%	0.5%
Other	(1.2)%	0.2%
Effective rate	37.6%	39.7%
________________________

(1)	Represents changes in state apportionment methodologies.

(2)	Represents reserves taken for certain tax positions adopted by the Company.

(3)	Relates primarily to the lower tax rate on the income attributable to international operations.

(4)	Represents a provision for nondeductible items.
The effective tax rate for the year ended December 31, 2013 as compared to 2012, decreased as a result of proportionately more earnings realized in countries that have lower statutory tax rates than the United States federal rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.
Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the years ended December 31, 2013 and 2012 was immaterial.
Supplemental Performance Data—Portfolio purchasing and recovery
Extension of United States Portfolio Collection Forecasts
During the quarter ended September 30, 2014, we revised the forecasting methodology we use in the United States to value and calculate IRRs on our United States portfolios by extending the collection forecasts from 84 or 96 months to 120 months. This change was made as a result of us experiencing collections beyond 84 or 96 months and an increased confidence in our ability to forecast future cash collections to 120 months. Extending the collection forecast did not result in a significant increase to any quarterly pool group IRR or revenue during the third or fourth quarters. We have historically included collections to 120 months in our estimated remaining collection disclosures and when evaluating the economic returns of our portfolio purchases, therefore this change did not affect these disclosures.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections though December 31, 2014
		<2004	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total(2)	CCM(3)
Charged-off consumer receivables:
United States(4):
<1999	$41,117	$133,727	$4,202	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$96	$144,207	3.5
1999	48,712	76,104	8,654	5,157	3,513	1,954	1,149	885	590	487	345	256	245	99,339	2.0
2000	6,153	21,580	2,293	1,323	1,007	566	324	239	181	115	103	96	55	27,882	4.5
2001	38,185	108,453	28,551	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	600	187,652	4.9
2002	61,490	118,549	62,282	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	1,318	299,212	4.9
2003	88,496	59,038	86,958	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	2,353	338,906	3.8
2004	101,316	—	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	2,767	263,641	2.6
2005	192,585	—	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	7,626	490,819	2.5
2006	141,026	—	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	6,952	323,667	2.3
2007	204,064	—	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	503,906	2.5
2008	227,766	—	—	—	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	580,918	2.6
2009	253,238	—	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	718,264	2.8
2010	345,725	—	—	—	—	—	—	—	125,465	284,541	215,088	150,558	106,079	881,731	2.6
2011	382,404	—	—	—	—	—	—	—	—	122,224	300,536	225,451	154,847	803,058	2.1
2012	473,719	—	—	—	—	—	—	—	—	—	186,472	322,962	235,606	745,040	1.6
2013	543,353	—	—	—	—	—	—	—	—	—	—	223,862	390,582	614,444	1.1
2014	616,247	—	—	—	—	—	—	—	—	—	—	—	153,830	153,830	0.2
Subtotal	3,765,596	517,451	232,340	291,111	336,374	354,724	398,303	487,458	604,006	755,392	939,746	1,094,103	1,165,508	7,176,516	1.9
Europe:
2013	619,079	—	—	—	—	—	—	—	—	—	—	134,259	249,307	383,566	0.6
2014	633,613	—	—	—	—	—	—	—	—	—	—	—	135,549	135,549	0.2
Subtotal	1,252,692	—	—	—	—	—	—	—	—	—	—	134,259	384,856	519,115	0.4
Purchased bankruptcy receivables:
2010	11,971	—	—	—	—	—	—	—	388	4,247	5,598	6,248	5,914	22,395	1.9
2011	1,642	—	—	—	—	—	—	—	—	1,372	1,413	1,070	333	4,188	2.6
2012	83,158	—	—	—	—	—	—	—	—	—	1,249	31,020	26,207	58,476	0.7
2013	39,833	—	—	—	—	—	—	—	—	—	—	12,806	24,679	37,485	0.9
Subtotal	136,604	—	—	—	—	—	—	—	388	5,619	8,260	51,144	57,133	122,544	0.9
Total	$5,154,892	$517,451	$232,340	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$7,818,175	1.5
________________________

(1)	Adjusted for Put-Backs and account recalls. Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(2)	Cumulative collections from inception through December 31, 2014, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through December 31, 2014 refers to collections as a multiple of purchase price.

(4)	United States data includes results from Latin America.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Charged-off consumer receivables:
United States (4):
<2005	$385,469	$1,360,839	$28	$1,360,867	3.5
2005	192,585	490,819	2,319	493,138	2.6
2006	141,026	323,667	5,631	329,298	2.3
2007	204,064	503,906	14,316	518,222	2.5
2008	227,766	580,918	37,778	618,696	2.7
2009	253,238	718,264	87,335	805,599	3.2
2010	345,725	881,731	148,250	1,029,981	3.0
2011	382,404	803,058	252,825	1,055,883	2.8
2012	473,719	745,040	375,843	1,120,883	2.4
2013	543,353	614,444	734,129	1,348,573	2.5
2014	616,247	153,830	1,067,734	1,221,564	2.0
Subtotal	3,765,596	7,176,516	2,726,188	9,902,704	2.6
Europe:
2013	619,079	383,566	1,250,701	1,634,267	2.6
2014	633,613	135,549	1,161,945	1,297,494	2.0
Subtotal	1,252,692	519,115	2,412,646	2,931,761	2.3
Purchased bankruptcy receivables:
2010	11,971	22,395	1,551	23,946	2.0
2011	1,642	4,188	180	4,368	2.7
2012	83,158	58,476	40,974	99,450	1.2
2013	39,833	37,485	21,734	59,219	1.5
Subtotal	136,604	122,544	64,439	186,983	1.4
Total	$5,154,892	$7,818,175	$5,203,273	$13,021,448	2.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through December 31, 2014, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for charged off consumer receivables includes $82.1 million related to accounts that converted to bankruptcy after purchase.

(4)	United States data includes results from Latin America.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Total
Charged-off consumer receivables:
United States (3):
<2006	$2,342	$4	$1	$—	$—	$—	$—	$—	$—	$—	$2,347
2006	4,020	1,609	1	1	—	—	—	—	—	—	5,631
2007	7,604	4,750	1,962	—	—	—	—	—	—	—	14,316
2008	17,574	10,942	6,779	2,483	—	—	—	—	—	—	37,778
2009	37,102	24,564	13,987	8,572	3,110	—	—	—	—	—	87,335
2010	56,587	39,937	24,617	14,005	9,123	3,981	—	—	—	—	148,250
2011	95,876	67,796	40,594	24,145	13,081	8,295	3,038	—	—	—	252,825
2012	138,923	97,615	61,392	36,333	20,537	11,324	7,511	2,208	—	—	375,843
2013	230,362	172,412	117,608	79,545	53,002	35,424	23,323	16,622	5,831	—	734,129
2014	257,946	254,664	174,764	150,119	104,834	58,330	27,705	19,053	13,963	6,356	1,067,734
Subtotal	848,336	674,293	441,705	315,203	203,687	117,354	61,577	37,883	19,794	6,356	2,726,188
Europe:
2013	170,284	200,697	179,032	157,349	137,616	123,293	111,934	101,554	68,942	—	1,250,701
2014	169,048	193,267	163,999	138,937	119,355	105,743	94,243	82,712	73,917	20,724	1,161,945
Subtotal	339,332	393,964	343,031	296,286	256,971	229,036	206,177	184,266	142,859	20,724	2,412,646
Purchased bankruptcy receivables:
2010	1,251	300	—	—	—	—	—	—	—	—	1,551
2011	111	67	2	—	—	—	—	—	—	—	180
2012	19,638	12,784	6,563	1,989	—	—	—	—	—	—	40,974
2013	12,586	6,953	2,106	89	—	—	—	—	—	—	21,734
Subtotal	33,586	20,104	8,671	2,078	—	—	—	—	—	—	64,439
Total	$1,221,254	$1,088,361	$793,407	$613,567	$460,658	$346,390	$267,754	$222,149	$162,653	$27,080	$5,203,273
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)	ERC for charged off consumer receivables includes $82.1 million related to accounts that converted to bankruptcy after purchase.

(3)	United States data includes results from Latin America.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of December 31, 2014	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Charged-off consumer receivables:
United States (2):
2007	$2,603	$204,064	1.3%	0.3%
2008	8,400	227,766	3.7%	0.8%
2009	7,894	253,238	3.1%	0.8%
2010	20,994	345,725	6.1%	2.0%
2011	55,968	382,404	14.6%	5.4%
2012	115,574	473,719	24.4%	11.2%
2013	279,712	543,353	51.5%	27.1%
2014	540,249	616,247	87.7%	52.4%
Subtotal	1,031,394	3,046,516	33.9%	100.0%
Europe:
2013	505,213	619,079	81.6%	47.6%
2014	555,323	633,613	87.6%	52.4%
Subtotal	1,060,536	1,252,692	84.7%	100.0%
Purchased bankruptcy receivables:
2010	186	11,971	1.6%	0.4%
2011	—	1,642	0.0%	0.0%
2012	35,807	83,158	43.1%	69.3%
2013	15,637	39,833	39.3%	30.3%
Subtotal	51,630	136,604	37.8%	100.0%
Total	$2,143,560	$4,435,812	48.3%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	United States data includes results from Latin America.

Estimated Future Amortization of Portfolios
As of December 31, 2014, we had $2.1 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Charged-off Consumer Receivables United States(1)	Charged-off Consumer Receivables Europe	Purchased Bankruptcy Receivables	Total Amortization
2015	$226,249	$65,334	$25,115	$316,698
2016	251,467	146,862	16,671	415,000
2017	170,479	131,976	7,824	310,279
2018	149,031	118,031	2,020	269,082
2019	107,834	108,371	—	216,205
2020	54,757	109,060	—	163,817
2021	30,498	116,671	—	147,169
2022	22,881	128,434	—	151,315
2023	14,007	118,951	—	132,958
2024	4,191	16,846	—	21,037
Total	$1,031,394	$1,060,536	$51,630	$2,143,560
________________________

(1)	United States data includes results from Latin America.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of December 31,
	2014		2013		2012
	United States	International	United States	International	United States	International
General & Administrative	1,010	1,628	1,008	1,288	563	528
Internal Legal Account Manager	38	64	63	61	20	9
Account Manager	313	2,324	297	2,534	188	1,424
Bankruptcy Specialist	—	—	—	—	—	54
	1,361	4,016	1,368	3,883	771	2,015

Gross Collections by Account Manager
The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Year Ended December 31,
	2014	2013	2012
United States(1):
Gross collections—collection sites	$502,829	$465,974	$442,083
Average active Account Manager	1,524	1,631	1,463
Collections per average active Account Manager	$329.9	$285.7	$302.2
Europe(2):
Gross collections—collection sites	$221,771	$74,916	—
Average active Account Manager	555	374	—
Collections per average active Account Manager	$399.6	$200.3	—
Overall:
Collections per average active Account Manager	$348.5	$269.8	$302.2
________________________

(1)	United States represents account manager statistics for United States portfolios and includes applicable collection statistics from our India and Costa Rica call centers.

(2)
Europe represents account manager statistics for Europe portfolios and includes applicable collection statistics for our India call centers. Europe gross collections for the year ended December 31, 2013 only includes collections from July 1, 2013, the date of the Cabot Acquisition and has not been annualized. If annualized, collections per average account manager would have been approximately $400.

Gross Collections per Hour Paid
The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Year Ended December 31,
	2014	2013	2012
United States(1):
Gross collections—collection sites	$502,829	$465,974	$442,083
Total hours paid	2,911	2,929	2,567
Collections per hour paid	$172.7	$159.1	$172.2
Europe(2):
Gross collections—collection sites	$221,771	$74,916	—
Total hours paid	652	206	—
Collections per hour paid	$340.1	$363.7	—
Overall:
Collections per hour paid	$203.4	$172.5	$172.2
________________________

(1)	United States represents account manager statistics for United States portfolios and includes applicable collection statistics from our India and Costa Rica call centers.

(2)	Europe represents account manager statistics for Europe portfolios and includes applicable collection statistics for our India call centers.

Collection Sites Direct Cost per Dollar Collected
The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Year Ended December 31,
	2014	2013	2012
United States(1):
Gross collections—collection sites	$502,829	$465,974	$442,083
Direct cost(2)	$35,625	$33,671	$27,606
Cost per dollar collected	7.1%	7.2%	6.2%
Europe:
Gross collections—collection sites	$221,771	$74,916	—
Direct cost(2)	$14,650	$4,377	—
Cost per dollar collected	6.6%	5.8%	—
Overall:
Cost per dollar collected	6.9%	7.0%	6.2%
________________________

(1)	United States statistics include gross collections and direct costs for our India and Costa Rica call centers.

(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.
Salaries and Employee Benefits by Function
The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Year Ended December 31,
	2014	2013	2012
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$53,490	$38,048	$27,606
Non-collection site salaries and employee benefits(2)	166,042	108,621	61,773
Subtotal	219,532	146,669	89,379
Non portfolio purchasing and recovery	9,534	5,722	2,911
	$229,066	$152,391	$92,290
________________________

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(2)	Includes internal legal channel salaries and employee benefits of $22.1 million, $17.2 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Purchases by Quarter
The following table summarizes the charged-off consumer receivable portfolios we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2012	2,132	$2,902,409	$130,463
Q2 2012	3,679	6,034,499	230,983
Q3 2012	1,037	1,052,191	47,311
Q4 2012	3,125	8,467,400	153,578
Q1 2013	1,678	1,615,214	58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(4)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the AACC Merger.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.

(4)	Includes $105.4 million of portfolios acquired with a face value of approximately $1.7 billion in connection with the Atlantic Acquisition.
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
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$111,544	$74,775	$98,520
Net cash used in investing activities	(755,197)	(217,240)	(343,770)
Net cash provided by financing activities	626,323	245,980	254,713
On February 25, 2014, we amended our revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement. On August 1, 2014, we further amended the Credit Facility pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). Under the Restated Credit Agreement, we have a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows us to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of December 31, 2014, we had $651.0 million outstanding and $187.6 million of availability under the Credit Facility, excluding the $250.0 million accordion.
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
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £85.0 million (the “Cabot Credit Facility”). As of December 31, 2014, there was £55.3 million (approximately $86.4 million) outstanding and we had £29.7 million (approximately $46.3 million) available for borrowing. On February 5, 2015, Cabot Financial UK amended and restated its existing senior secured revolving credit facility agreement to, among other things, increase the size of the committed revolving credit facility to £195 million. The amended and restated facility agreement also included an uncommitted accordion facility which will allow the facility to be increased by an additional £55.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. Refer to Note 10, “Cabot Senior Revolving Credit Facility” in the notes to our consolidated financial statements for detailed information related to the Cabot Credit Facility and the amendment.
Propel has a $200.0 million syndicated loan facility (the “Propel Facility I”). The Propel Facility I is used to fund tax liens in Texas and Arizona. As of December 31, 2014 there was $33.5 million outstanding and $166.5 million of availability under our Propel Facility I.
Affiliates of Propel have a $150.0 million revolving credit facility (the “Propel Facility II”) that is used to purchase tax liens in various states directly from taxing authorities. As of December 31, 2014, there was $31.5 million outstanding and $118.5 million of availability under our Propel Facility II.
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
On April 24, 2014, our Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. During the year ended December 31, 2014, we repurchased 400,000 shares of our common stock for approximately $16.8 million. The program does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement and our Cabot Credit Facility. All of our purchases for receivables secured by property tax liens are funded with cash from Propel’s operations and borrowings under our Propel Facility I, Propel Facility II, and Propel Securitized Notes.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at December 31, 2014 consisted of $57.0 million held by United States-based entities and $67.2 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.
Operating Cash Flows
Net cash provided by operating activities was $111.5 million, $74.8 million, and $98.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Cash provided by operating activities during the year ended December 31, 2014 was primarily related to net income of $98.3 million and various non-cash add backs in operating activities and changes in operating assets and liabilities. Cash provided by operating activities during the year ended December 31, 2013 was primarily related to net income of $73.7 million and various non-cash add backs in operating activities and changes in operating assets and liabilities. Cash provided by operating activities for the year ended December 31, 2012, is primarily related to net income of $69.5 million and $10.4 million in a non-cash add back related to impairment charges for goodwill and identifiable intangible assets related to Ascension Capital Group, Inc., our bankruptcy servicing subsidiary we divested in May 2012.
Investing Cash Flows
Net cash used in investing activities was $755.2 million, $217.2 million, and $343.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The cash flows used in investing activities during the year ended December 31, 2014 were primarily related to cash paid for acquisitions, net of cash acquired, of $495.8 million, receivable portfolio purchases (excluding the portfolios acquired from the Marlin Acquisition of $208.5 million and from the Atlantic Acquisition of $105.4 million) of $863.0 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $634.0 million. Cash flows used in investing activities during the year ended December 31, 2013 were primarily related to cash paid for acquisitions, net of cash acquired, of $449.0 million, receivable portfolio purchases (excluding the portfolios acquired from the AACC Merger of $383.4 million and from the Cabot Acquisition of $559.0 million) of $249.6 million, and originations or purchases of receivables secured by tax liens of $117.0 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $546.4 million. The cash flows used in investing activities for the year ended December 31, 2012, are primarily related to receivable portfolio purchases of $559.3 million, cash paid for the acquisition of Propel, net of cash acquired, of $186.7 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $406.8 million.
Financing Cash Flows
Net cash provided by financing activities was $626.3 million, $246.0 million, and $254.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The cash provided by financing activities during the year ended December 31, 2014 primarily reflects $1.3 billion in borrowings under our credit facilities, $288.6 million of proceeds from Cabot’s senior secured notes due 2021, $161.0 million of proceeds from the issuance of the 2021 Convertible Notes, and $134.0 million of proceeds from the issuance of Propel’s securitized notes, offset by $1.2 billion in repayments of amounts outstanding under our credit facilities and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction associated with our 2017 Convertible Notes. The cash provided by financing activities during the year ended December 31, 2013, reflects $659.9 million in borrowings under our credit facilities, the $151.7 million of proceeds from Cabot’s senior secured notes due 2020, and $172.5 million of proceeds from the issuance of our 2020 Convertible Notes, offset by $630.2 million repayments of amounts outstanding under our credit facilities. The cash provided by financing activities during the year ended December 31, 2012, reflects $508.4 million in borrowings under our credit facilities and $115.0 million in proceeds from the issuance of the 2017 Convertible Notes, offset by $289.7 million in repayments of amounts outstanding under our credit facilities, and $49.3 million in repurchase of our common stock concurrent with our issuance of the 2017 Convertible Notes.

Future Contractual Cash Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2014 (in thousands):

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Principal payments on debt	$2,533,854	$79,467	$332,308	$1,125,239	$996,840
Estimated interest payments(1)	770,738	144,734	294,314	250,358	81,332
Capital leases	16,165	7,522	7,759	884	—
Operating leases	63,416	17,026	26,368	12,639	7,383
Purchase commitments on receivable portfolios	88,857	88,857	—	—	—
Preferred equity certificates(2)	208,312	—	—	—	208,312
Total contractual cash obligations(3)	$3,681,342	$337,606	$660,749	$1,389,120	$1,293,867
________________________

(1)
We calculated estimated interest payments for long-term debt as follows: (a) for the fixed interest bearing debt, such as our senior secured notes and convertible senior notes, we calculated interest based on the applicable rates and payment dates and (b) for the debt facilities that are subject to variable interest rates, we estimated the debt balance and interest rates based on our determination of the most likely scenario. We expect to settle such interest payments with cash flows from operating activities.

(2)
In connection with the Cabot Acquisition, as of December 31, 2014, we carried a liability of approximately $208.3 million related to PECs including accrued interest. The PECs have a maturity date of May 2043, accrue interest at 12% per annum, and are held by Cabot’s noncontrolling interest holders. The future accrued interest is excluded from the table above due to uncertainty in determining the timing of the payment because the payment will only be satisfied in connection with the disposition of the noncontrolling interests. See Note 10 “Debt,” to our consolidated financial statements for additional information on our PECs.

(3)
We had approximately $44.4 million of liabilities and accrued interests related to uncertain tax positions at December 31, 2014. We are unable to reasonably estimate the timing of the cash settlement with the tax authorities due to the uncertainties related to these tax matters and, as a result, these obligations are not included in the table. See Note 13 to our consolidated financial statements “Income Taxes,” for additional information on our uncertain tax positions.

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

In compliance with the authoritative guidance, we account for our investments in consumer receivable portfolios using either the interest method or the cost recovery method. The interest method applies an IRR, to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are generally recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.
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
If the amount and timing of future cash collections on a pool of receivables are not reasonably estimable, we account for that pool using the cost recovery method. The accounts in these portfolios have different risk characteristics than those included in other portfolios acquired during the same quarter, or the necessary information was not available to estimate future cash flows and, accordingly, they were not aggregated with other portfolios. Under the cost recovery method of accounting, no revenue is recognized until the purchase price of a cost recovery portfolio has been fully recovered.
Deferred Court Costs. We pursue legal collection using a network of attorneys that specialize in collection matters and through our internal legal channel. We generally pursue collections through legal means only when we believe a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In connection with our agreements with our contracted attorneys, we advance certain out-of-pocket court costs, or Deferred Court Costs. We capitalize these costs in the consolidated financial statements and provide a reserve for those costs that we believe will ultimately be uncollectible. We determine the reserve based on our analysis of court costs that have been advanced and recovered, or that we anticipate recovering. We write off any Deferred Court Cost not recovered within five years of placement. Collections received through litigation are first applied against related court costs with the balance applied to the debtors’ account.
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
Goodwill and indefinite-lived intangible assets are tested at the reporting unit level for impairment annually and in interim periods if certain events occur indicating that the carrying amounts may be impaired. We currently have five reporting units that carry goodwill. The annual goodwill testing dates and the amount of goodwill assigned to each reporting unit as of December 31, 2014, were as follows:

Reporting Units	Goodwill Balance	Annual Testing Date
Portfolio purchasing and recovery - United States	$146.5 million	October 1
Cabot	$671.4 million	October 1
Refinancia	$18.1 million	October 1
Grove	$12.6 million	October 1
Tax lien business - Propel	$49.3 million	April 1

We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors.
If quantitative analyses are required, a two-step approach is applied. First, we compare the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value. We apply various valuation techniques to measure the fair value of each reporting unit. For goodwill impairment analyses conducted at most of our reporting units, we use the income approach in determining fair value, specifically the discounted cash flow method, or DCF. In applying the DCF method, an identified level of future cash flow is estimated. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. DCF analyses are based on management’s long-term financial projections and require significant judgments, therefore, for our Cabot unit, which carries a material goodwill balance and where we have access to reliable market participant data, we apply a market approach in addition to the income approach in determining its fair value. We use a guideline company method under the market approach to estimate the fair value of equity and market value of invested capital (“MVIC”). The guideline company approach relies on estimated remaining collections data for each of the selected guideline companies, which enables a direct comparison between the reporting unit and the selected peer group. We believe our current methodology in determining fair value at our reporting units represent our best estimate. In addition, we compare the aggregate fair value of our reporting units to our overall market capitalization.
Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, determining appropriate discount rates, growth rates, comparable guideline companies and other assumptions. Future business conditions and/or activities could differ materially from the projections made by management, which in turn, could result in the need for impairment charges. We will perform additional impairment testing if events occur or circumstances change indicating that the carrying amounts may be impaired.
For our annual goodwill impairment tests as of April 1, 2014 and October 1, 2014, we determined that the estimated fair value of each of our reporting units exceeded its respective carrying value. As a result, no impairment existed at any of our reporting units.
Redeemable Noncontrolling Interests. Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value, while others have the right to force a sale of the subsidiary if we choose not to purchase their interests at fair value. The noncontrolling interests subject to these arrangements are included in temporary equity as redeemable noncontrolling interests, and are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor. These adjustments do not affect the calculation of earnings per share.
Stock-Based Compensation. We record compensation costs related to our stock-based awards which include stock options, restricted stock awards, and restricted stock units. We measure stock-based compensation cost at the grant date based on the fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We have certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost for these awards is not adjusted if the market condition is not met, as long as the requisite service is completed.
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
Foreign Currency Exchange Rates
We have operations in foreign countries, which expose us to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. We continuously evaluate and manage our foreign currency risk through the use of derivative financial instruments, including foreign currency forward contracts with financial counterparties where practicable. Such derivative instruments are viewed as risk management tools and are not used for speculative or trading purposes. As of December 31, 2014, we had 43 outstanding foreign currency forward contracts that hedge our risk of foreign currency exchange against the Indian rupee. Each contract settles monthly with a notional amount ranging from a United States dollar equivalent of $0.8 million to $1.6 million. The contracts hedge the forecasted monthly cash settlements resulting from the expenses incurred by our operations in India. We have not experienced any hedge ineffectiveness since the inception of the hedging program; a hypothetical change in the foreign exchange rate against the Indian rupee would not have a material impact on our consolidated statement of income.
In addition, we are exposed to foreign currency risk that arises from the revaluation of monetary assets and liabilities held by our subsidiaries that are not denominated in our functional currency. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions. We could experience unanticipated gains or losses on anticipated foreign currency cash flows.
The financial statements of certain of our foreign subsidiaries are translated into U.S. dollars from their functional currencies. We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition. We currently do not hedge the net assets of these foreign subsidiaries from foreign currency exposure.
Interest Rates
We have variable-interest-bearing borrowings under our credit facilities that subject us to interest rate risk. We have, from time to time, utilized derivative financial instruments, including interest rate swap contracts and interest rate caps with financial counterparties to manage our interest rate risk. We had utilized interest rate swap contracts to hedge our interest rate risk during the years ended December 31, 2013 and 2012. As of December 31, 2014, we did not have any interest rate swap contracts outstanding. Our Cabot subsidiary holds an interest rate cap contract with a notional amount of £100.0 million.
Our variable-interest-bearing debt is subject to the risk of interest rate fluctuations. Significant increases in future interest rates on our variable rate debt could lead to a material decrease in future earnings assuming all other factors remained constant. If the market interest rates for our variable rate agreements increase 10%, interest expense on such outstanding debt would increase by approximately $2.4 million, on an annualized basis. Conversely, if the market interest rates decreased an average of 10%, our interest expense on such outstanding debt would decrease by $2.4 million on an annualized basis.
Our analysis and methods used to assess and mitigate the risks discussed above should not be considered projections of future risks.
Item 8—Financial Statements and Supplementary Data
Our consolidated financial statements, the notes thereto and the Report of BDO USA, LLP, our Independent Registered Public Accounting Firm, are included in this Annual Report on Form 10-K on pages F-1 through F-43.
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
Management has assessed the effectiveness of Encore’s internal control over financial reporting as of December 31, 2014, based on the criteria for effective internal control described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. Management did not assess the effectiveness of internal control over financial reporting of Marlin or Atlantic because of the timing of the acquisitions, which were completed on February 7, 2014 and August 6, 2014, respectively. Marlin and Atlantic constituted approximately 13.1% of total assets as of December 31, 2014 and 8.7% and 2.4% of revenues and net income, respectively, for the year then ended.
BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of Encore’s internal control over financial reporting as of December 31, 2014, as stated in its report below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Encore Capital Group, Inc.
San Diego, California
We have audited Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Encore Capital Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Marlin Financial Intermediate Limited (“Marlin”) and Atlantic Credit & Finance, Inc. (“Atlantic”), which were acquired on February 7, 2014 and August 6, 2014, respectively, and which are included in the consolidated statement of financial condition of Encore Capital Group, Inc. as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the period from the respective dates of acquisition to December 31, 2014. Marlin and Atlantic combined constituted 13.1% of total assets as of December 31, 2014, and 8.7% and 2.4% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Marlin and Atlantic because of the timing of the acquisitions. Our audit of internal control over financial reporting of Encore Capital Group, Inc. also did not include an evaluation of the internal control over financial reporting of Marlin and Atlantic.
In our opinion, Encore Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Costa Mesa, California
February 26, 2015

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B—Other Information
None.
PART III
Item 10—Directors, Executive Officers and Corporate Governance
The information under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” appearing in the 2015 Proxy Statement to be filed no later than April 30, 2015, is hereby incorporated by reference.
Item 11—Executive Compensation
The information under the caption “Executive Compensation and Other Information,” appearing in the 2015 Proxy Statement to be filed no later than April 30, 2015, is hereby incorporated by reference.
Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” appearing in the 2015 Proxy Statement to be filed no later than April 30, 2015, is hereby incorporated by reference.
Item 13—Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Corporate Governance—Director Independence,” appearing in the 2015 Proxy Statement to be filed no later than April 30, 2015, is hereby incorporated by reference.
Item 14—Principal Accountant Fees and Services
The information under the caption “Independent Registered Public Accounting Firm,” appearing in the 2015 Proxy Statement to be filed no later than April 30, 2015, is hereby incorporated by reference.

PART IV
Item 15—Exhibits and Financial Statement Schedules
(a) Financial Statements.
The following consolidated financial statements of Encore Capital Group, Inc. are filed as part of this annual report on Form 10-K:
(b) Exhibits.

Number	Description
2.1
Securities Purchase Agreement, dated May 8, 2012, by and among Propel Acquisition LLC and McCombs Family Partners, Ltd., JHBC Holdings, LLC and Texas Tax Loans, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

2.2
Agreement and Plan of Merger dated March 6, 2013, by and among Encore Capital Group, Inc., Pinnacle Sub, Inc. and Asset Acceptance Capital Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 6, 2013)

2.3
Stock Purchase Agreement, dated August 1, 2014, by and among Encore Capital Group, Inc., the sellers party thereto, Atlantic Credit & Finance, Inc. and Richard Woolwine as the sellers’ representative (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014)

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

4.2*
Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.3	Form of 7.75% Senior Secured Note due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

4.4	Form of 7.375% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2011)

Number	Description
4.5
Amendment No. 1, dated May 8, 2012, to Amended and Restated Senior Secured Note Purchase Agreement, dated February 10, 2011, by and among Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporation, and SunTrust Bank as collateral agent and administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

4.6
Indenture, dated November 27, 2012, between Encore Capital Group, Inc. and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

4.7
Indenture (including the form of the Note), dated as of June 24, 2013, by and among Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

4.8
Indenture (including the form of the Note), dated August 2, 2013, by and among Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013)

4.9
Indenture (including the form of the Note), dated September 20, 2012, by and among Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited and all material subsidiaries of Cabot Financial Limited, as guarantors, J.P. Morgan Europe Limited, as security agent, and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

4.10
First Supplemental Indenture, dated June 13, 2013, between Cabot Financial (Luxembourg) S.A. and Citibank, N.A., London Branch as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

4.11
Indenture (including the form of the Note), dated July 25, 2013, by and among Marlin Intermediate Holdings plc, Marlin Financial Group Limited, Marlin Financial Intermediate Limited, certain subsidiaries of Marlin Financial Intermediate Limited, The Bank of New York Mellon, London Branch as trustee, paying agent, transfer agent and registrar, and Royal Bank of Scotland plc, as security agent (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

4.12
First Supplemental Indenture, dated February 19, 2014, by and among Marlin Intermediate Holdings plc, Marlin Financial Intermediate II Limited, Cabot Financial Limited the guarantors party thereto and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

4.13
Indenture (including form of Note), dated as of March 11, 2014, by and between Encore Capital Group, Inc., Midland Credit Management, Inc., as guarantor, and Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

4.14
Second Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee (filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

4.15
Second Supplemental Indenture, dated March 14, 2014, by and among Marlin Intermediate Holdings plc, Cabot Financial Limited, the subsidiary guarantors party thereto and the Bank of New York Mellon, London Branch, as trustee (filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

Number	Description
4.16
Indenture (including form of Note), dated March 27, 2014, between Cabot Financial (Luxembourg) S.A., Cabot Credit Management Limited, Cabot Financial Limited, the subsidiary guarantors party thereto, J.P. Morgan Europe Limited, as security agent, Citibank, N.A., London Branch as trustee, principal paying agent and transfer agent and Citigroup Global Markets Deutschland AG, as registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 28, 2014)

4.17
Indenture (including form of Note), dated May 6, 2014, by and between PFS Tax Lien Trust 2014-1 and Citibank, N.A., as trustee (filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

4.18
First Supplemental Indenture, dated March 14, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Cabot Credit Management Limited, as guarantor, and Citibank, N.A., London Branch, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014)

4.19
Third Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.20
Second Supplemental Indenture, dated May 19, 2014, by and among Cabot Financial (Luxembourg) S.A., Cabot Financial Limited, Citibank, N.A., London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

4.21
Third Supplemental Indenture, dated May 19, 2014, by and among Marlin Intermediate Holdings plc, Cabot Financial Limited, The Bank of New York Mellon, London Branch, as trustee, and the guarantors party thereto (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on May 20, 2014)

10.1+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2006)

10.2+
Severance protection letter agreement, dated March 11, 2009, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

10.3
Lease Deed, dated April 22, 2009, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2009)

10.4+	Encore Capital Group, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009)

10.5+
Amended Form of Stock Option Agreement for awards under the Encore Capital Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.6+
Amended Form of Restricted Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009)

10.7
Lease Deed, dated October 26, 2010, between Midland Credit Management India Private Limited and R.S. Technologies Private Limited, for real property located in Gurgaon, India (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on February 14, 2011)

10.8
Lease Deed, dated March 4, 2011, between Midland Credit Management, Inc. and Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account for real property located in San Diego, California (the “San Diego Lease”) (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

Number	Description
10.9
Lease Guaranty, dated March 4, 2011, by Encore Capital Group, Inc., in favor of Teachers Insurance and Annuity Association of America for the Benefit of its Separate Real Estate Account in connection with the San Diego Lease (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 9, 2012)

10.10
Credit Facility Loan Agreement, dated May 8, 2012, by and among Texas Capital Bank, National Association, as administrative agent, certain banks and Propel Financial Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.11
Guaranty Agreement, dated May 8, 2012, with respect to the Credit Facility Loan Agreement, dated May 8, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2012)

10.12+
Form of Restricted Stock Award Grant Notice and Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan (Non-Executive) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.13+
Form of Restricted Stock Award Grant Notice and Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan (Executive) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.14+
Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2012)

10.15
Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.16
Second Amended and Restated Pledge and Security Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries and SunTrust Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.17
Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.18
Amended and Restated Intercreditor Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., certain of its subsidiaries, SunTrust Bank, as administrative agent for the lenders, and the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.19
Amendment No. 2 to Note Purchase Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the holders of the Company’s 7.75% Senior Secured Notes due 2017 and 7.375% Senior Secured Notes due 2018, and SunTrust Bank, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on November 7, 2012)

10.20
Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.21
Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.22
Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 3, 2012)

Number	Description
10.23
Letter Agreement, dated November 20, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.24
Letter Agreement, dated November 20, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.25
Letter Agreement, dated November 20, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 3, 2012)

10.26
Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.27
Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.28
Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Call Option Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.29
Letter Agreement, dated December 6, 2012, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.30
Letter Agreement, dated December 6, 2012, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.31
Letter Agreement, dated December 6, 2012, between Société Générale and Encore Capital Group, Inc., regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.32
Incremental Facility Agreement, dated December 6, 2012, among Encore Capital Group, Inc., Barclays Bank PLC, SunTrust Bank and each of the guarantors party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K filed on December 12, 2012)

10.33+
Amendment, dated January 9, 2013, to the Severance Protection Letter Agreement dated March 11, 2009 between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.34+
Letter Agreement, dated January 9, 2013, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2013)

10.35+
Employment offer letter, dated as of April 8, 2013, by and between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2013)

Number	Description
10.36
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

10.37
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

10.38
Amendment No. 1, dated February 7, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.39+	Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed on April 26, 2013)

10.40+
Form of Non-Incentive Stock Option Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.41+
Form of Restricted Stock Award Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.42+
Form of Restricted Stock Award Grant Notice and Agreement (Non-Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.43+
Form of Restricted Stock Unit Grant Notice and Agreement (Executive) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.44+
Form of Performance Stock Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.45+
Form of Performance Stock Unit Grant Notice and Agreement under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.46+
Form of Restricted Stock Unit Grant Notice and Agreement (Non-Employee Director) under the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.47
Incremental Facility Agreement, dated May 9, 2013, among Encore Capital Group, Inc., each of the banks and guarantors party thereto and SunTrust Bank, as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.48*
Tax Lien Loan and Security Agreement, dated May 15, 2013, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2013)

Number	Description
10.49
Guaranty and Security Agreement, dated May 15, 2013, by PFS Finance Holdings, LLC, in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.50
Limited Guarantee, dated May 15, 2013, by Encore Capital Group, Inc., in favor of Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.51
Securities Purchase Agreement, dated May 29, 2013, by and between Encore Capital Group, Inc. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.52
Amendment No. 2, dated May 29, 2013, to Amended and Restated Credit Agreement, dated November 5, 2012, by and among Encore Capital Group, Inc., the guarantors identified therein, the lenders party thereto and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2013)

10.53
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

10.54
Letter Agreement, dated June 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.55
Letter Agreement, dated June 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.56
Letter Agreement, dated June 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.57
Letter Agreement, dated June 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 24, 2013)

10.58
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

10.60
Letter Agreement, dated July 18, 2013, between Barclays Bank PLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.61
Letter Agreement, dated July 18, 2013, between Credit Suisse International and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

Number	Description
10.62
Letter Agreement, dated July 18, 2013, between Morgan Stanley & Co. International plc and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.63
Letter Agreement, dated July 18, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 23, 2013)

10.64
Amended and Restated Senior Facilities Agreement, dated June 28, 2013, by and among Cabot Financial (UK) Limited, the several guarantors, banks and other financial institutions and lenders from time to time party thereto and J.P. Morgan Europe Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

10.65
Second Amendment to Securities Purchase Agreement, dated September 25, 2013, by and between Encore Europe Holdings S.À R.L. and JCF III Europe S.À R.L. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013)

10.66
Amendment to Letter Agreement, dated December 16, 2013, between Deutsche Bank AG, London Branch and Encore Capital Group, Inc., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.77 to the Company’s Annual Report on Form 10-K filed February 25, 2014)

10.67
Amendment to Letter Agreement, dated December 16, 2013, between RBC Capital Markets, LLC and Encore Capital Group, Inc., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K filed February 25, 2014)

10.68
Amendment to Letter Agreement, dated December 16, 2013, between Société Générale and Encore Capital Group, Inc., regarding the Warrant Transactions (incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K filed February 25, 2014)

10.69
Amendment No. 2, dated December 27, 2013, to the Credit Facility Loan Agreement, dated May 8, 2012, by and among Propel Financial Services, LLC, certain banks and Texas Capital Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2014)

10.70+	Summary description of director compensation (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2014)

10.71
Share Sale and Purchase Agreement, dated February 7, 2014, by and among Cabot Financial Holdings Group Limited, certain funds managed by Duke Street and certain individuals, including certain executive management of Marlin Financial Group Limited (incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.72
Senior Secured Bridge Facilities Agreement, dated February 8, 2014, by and among Cabot Financial Holdings Group Limited, J.P. Morgan Limited, Deutsche Bank, AG, London Branch, Lloyds Bank plc and UBS Limited as lead arrangers and J.P. Morgan Europe Limited as agent security agent (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.73+
First Amendment to Encore Capital Group, Inc. 2013 Incentive Compensation Plan, dated February 20, 2014 (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.74+
Letter Agreement, dated February 24, 2014, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014)

10.75
Second Amended and Restated Credit Agreement, dated February 25, 2014, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

Number	Description
10.76
Amendment No. 2, dated February 25, 2014, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.77
Amendment No. 1, dated February 25, 2014, to Amended and Restated Guaranty, dated November 5, 2012, by and among certain subsidiaries of Encore Capital Group, Inc. and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K filed on February 25, 2014)

10.78
Letter Agreement, dated March 5, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.79
Letter Agreement, dated March 5, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.80
Letter Agreement, dated March 5, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.81
Letter Agreement, dated March 5, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Base Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.82
Letter Agreement, dated March 6, 2014, between Citibank, N.A. and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.83
Letter Agreement, dated March 6, 2014, between Credit Suisse International and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.84
Letter Agreement, dated March 6, 2014, between Morgan Stanley & Co. LLC and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.85
Letter Agreement, dated March 6, 2014, between Société Générale and Encore Capital Group, Inc., regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 11, 2014)

10.86+
Restricted Stock Award Grant Notice and Agreement, dated March 7, 2014, between Encore Capital Group, Inc. and Paul Grinberg (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.87+
Restricted Stock Award Grant Notice and Agreement, dated April 15, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.88+
Restricted Stock Award Grant Notice and Agreement, dated April 15, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.89+
Performance Stock Grant Notice and Agreement, dated June 4, 2013, between Encore Capital Group, Inc. and Kenneth A. Vecchione (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

Number	Description
10.90
Amendment No. 1 to Tax Lien Loan and Security Agreement, dated May 6, 2014, by and among PFS Financial 1, LLC, PFS Finance Holdings, LLC, the Borrowers from time to time party thereto and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2014)

10.91
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated August 1, 2014, by and among Encore Capital Group, Inc., the several banks and other financial institutions and lenders from time to time party thereto and listed on the signature pages thereof, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014)

10.92
Amendment No. 3, dated August 1, 2014, to Second Amended and Restated Senior Secured Note Purchase Agreement, dated May 9, 2013, by and between Encore Capital Group, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Prudential Retirement Insurance and Annuity Company and Prudential Annuities Life Assurance Corporations (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014)

10.93+	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014)

10.94+	Encore Capital Group, Inc. Executive Separation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP, dated February 26, 2015 (filed herewith)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from the Encore Capital Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

*
The asterisk denotes that confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCORE CAPITAL GROUP, INC., a Delaware corporation

By:	/s/ KENNETH A. VECCHIONE
Kenneth A. Vecchione
President and Chief Executive Officer
Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ KENNETH A. VECCHIONE	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
Kenneth A. Vecchione

/s/ PAUL GRINBERG	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2015
Paul Grinberg

/s/ WILLEM MESDAG	Director	February 26, 2015
Willem Mesdag

/s/ MICHAEL P. MONACO	Director	February 26, 2015
Michael P. Monaco

/s/ LAURA OLLE	Director	February 26, 2015
Laura Olle

/s/ FRANCIS E. QUINLAN	Director	February 26, 2015
Francis E. Quinlan

/s/ NORMAN R. SORENSEN	Director	February 26, 2015
Norman R. Sorensen

/s/ RICHARD J. SREDNICKI	Director	February 26, 2015
Richard J. Srednicki

/s/ J. CHRISTOPHER TEETS	Director	February 26, 2015
J. Christopher Teets

ENCORE CAPITAL GROUP, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Encore Capital Group, Inc.
San Diego, California

We have audited the accompanying consolidated statements of financial condition of Encore Capital Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Encore Capital Group, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Encore Capital Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2015, expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Costa Mesa, California
February 26, 2015

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$124,163	$126,213
Investment in receivable portfolios, net	2,143,560	1,590,249
Receivables secured by property tax liens, net	259,432	212,814
Property and equipment, net	66,969	55,783
Deferred court costs, net	60,412	41,219
Other assets	197,666	154,783
Goodwill	897,933	504,213
Total assets	$3,750,135	$2,685,274
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$231,967	$137,272
Debt	2,773,554	1,850,431
Other liabilities	79,675	95,100
Total liabilities	3,085,196	2,082,803
Commitments and contingencies
Redeemable noncontrolling interest	28,885	26,564
Redeemable equity component of convertible senior notes	9,073	—
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 25,794 shares and 25,457 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	258	255
Additional paid-in capital	125,310	171,819
Accumulated earnings	498,354	394,628
Accumulated other comprehensive (loss) gain	(922)	5,195
Total Encore Capital Group, Inc. stockholders’ equity	623,000	571,897
Noncontrolling interest	3,981	4,010
Total equity	626,981	575,907
Total liabilities, redeemable equity and equity	$3,750,135	$2,685,274
The following table includes assets that can only be used to settle the liabilities of the Company’s consolidated variable interest entities (“VIEs”) and the creditors of the VIEs have no recourse to the Company. These assets and liabilities are included in the consolidated statements of financial condition above. See Note 11 “Variable Interest Entities” for additional information on the Company’s VIEs.

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$44,996	$62,403
Investment in receivable portfolios, net	993,462	620,312
Receivables secured by property tax liens, net	108,535	—
Property and equipment, net	15,957	13,755
Deferred court costs, net	17,317	—
Other assets	80,264	33,772
Goodwill	671,434	376,296
Liabilities
Accounts payable and accrued liabilities	$137,201	$47,219
Debt	1,556,956	846,676
Other liabilities	8,724	1,897
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Revenue from receivable portfolios, net	$992,832	$744,870	$545,412
Other revenues	51,988	12,588	905
Net interest income	27,969	15,906	10,460
Total revenues	1,072,789	773,364	556,777
Operating expenses
Salaries and employee benefits	246,247	165,040	101,084
Cost of legal collections	205,661	186,959	168,703
Other operating expenses	93,859	66,649	48,939
Collection agency commissions	33,343	33,097	15,332
General and administrative expenses	146,286	109,713	61,798
Depreciation and amortization	27,949	13,547	5,840
Total operating expenses	753,345	575,005	401,696
Income from operations	319,444	198,359	155,081
Other (expense) income
Interest expense	(166,942)	(73,269)	(25,564)
Other income (expense)	113	(4,222)	808
Total other expense	(166,829)	(77,491)	(24,756)
Income from continuing operations before income taxes	152,615	120,868	130,325
Provision for income taxes	(52,725)	(45,388)	(51,754)
Income from continuing operations	99,890	75,480	78,571
Loss from discontinued operations, net of tax	(1,612)	(1,740)	(9,094)
Net income	98,278	73,740	69,477
Net loss attributable to noncontrolling interest	5,448	1,559	—
Net income attributable to Encore Capital Group, Inc. stockholders	$103,726	$75,299	$69,477
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	$105,338	$77,039	$78,571
Loss income from discontinued operations, net of tax	(1,612)	(1,740)	(9,094)
Net income	$103,726	$75,299	$69,477
Earnings (loss) per share attributable to Encore Capital Group, Inc.:
Basic earnings (loss) per share from:
Continuing operations	$4.07	$3.12	$3.16
Discontinued operations	$(0.06)	$(0.07)	$(0.36)
Net basic earnings per share	$4.01	$3.05	$2.80
Diluted earnings (loss) per share from:
Continuing operations	$3.83	$2.94	$3.04
Discontinued operations	$(0.06)	$(0.07)	$(0.35)
Net diluted earnings per share	$3.77	$2.87	$2.69
Weighted average shares outstanding:
Basic	25,853	24,659	24,855
Diluted	27,495	26,204	25,836
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$98,278	$73,740	$69,477
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on derivative instruments	2,340	(817)	194
Unrealized (loss) gain on foreign currency translation	(8,457)	7,786	—
Other comprehensive (loss) gain, net of tax	(6,117)	6,969	194
Comprehensive income	92,161	80,709	69,671
Comprehensive loss (gain) attributable to noncontrolling interest:
Net loss	5,448	1,559	—
Unrealized loss (gain) on foreign currency translation	3,469	(1,398)	—
Comprehensive loss attributable to noncontrolling interests	8,917	161	—
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$101,078	$80,870	$69,671
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Equity
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Par
Balance at December 31, 2011	24,520	$245	$123,406	$249,852	$(1,968)	$—	$371,535
Net income	—	—	—	69,477	—	—	69,477
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	—	—	—	—	194	—	194
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	534	5	(1,127)	—	—	—	(1,122)
Repurchase of common stock	(1,863)	(18)	(49,252)	—	—	—	(49,270)
Stock-based compensation	—	—	8,794	—	—	—	8,794
Tax benefit related to stock-based compensation	—	—	3,926	—	—	—	3,926
Issuance of convertible notes, net	—	—	13,923	—	—	—	13,923
Convertible hedge transactions	—	—	(11,641)	—	—	—	(11,641)
Balance at December 31, 2012	23,191	232	88,029	319,329	(1,774)	—	405,816
Net income (loss)(1)	—	—	—	75,299	—	(392)	74,907
Other comprehensive gain, net of tax:
Unrealized loss on derivative instruments	—	—	—	—	(817)	—	(817)
Unrealized gain on foreign currency translation(2)	—	—	—	—	7,786	351	8,137
Initial noncontrolling interests related to business combinations	—	—	—	—	—	4,051	4,051
Change in fair value of redeemable noncontrolling interests	—	—	(1,167)	—	—	—	(1,167)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	618	6	(4,973)	—	—	—	(4,967)
Repurchase of common stock	(24)	—	(729)	—	—	—	(729)
Issuance of common stock	1,672	17	62,335	—	—	—	62,352
Stock-based compensation	—	—	12,649	—	—	—	12,649
Tax benefit related to stock-based compensation	—	—	5,420	—	—	—	5,420
Issuance of convertible notes, net	—	—	31,024	—	—	—	31,024
Convertible hedge transactions	—	—	(20,769)	—	—	—	(20,769)
Balance at December 31, 2013	25,457	255	171,819	394,628	5,195	4,010	575,907
Net income (loss)(3)	—	—	—	103,726	—	(935)	102,791
Other comprehensive gain, net of tax:
Unrealized gain on derivative instruments	—	—	—	—	2,340	—	2,340
Unrealized (loss) gain on foreign currency translation(4)	—	—	—	—	(8,457)	14	(8,443)
Initial noncontrolling interests related to business combinations	—	—	—	—	—	892	892
Change in fair value of redeemable noncontrolling interests	—	—	(5,730)	—	—	—	(5,730)
Exercise of stock options and issuance of share-based awards, net of shares withheld for employee taxes	737	7	(15,496)	—	—	—	(15,489)
Repurchase of common stock	(400)	(4)	(16,811)	—	—	—	(16,815)
Stock-based compensation	—	—	17,181	—	—	—	17,181
Tax benefit related to stock-based compensation	—	—	11,580	—	—	—	11,580
Issuance of convertible notes, net	—	—	(2,891)	—	—	—	(2,891)
Convertible hedge transactions	—	—	(25,269)	—	—	—	(25,269)
Reclassification of redeemable equity component of convertible senior notes	—	—	(9,073)	—	—	—	(9,073)
Balance at December 31, 2014	25,794	$258	$125,310	$498,354	$(922)	$3,981	$626,981
________________________

(1)	Excluding $1,167 of loss attributable to redeemable noncontrolling interests

(2)	Excluding $1,047 gain attributable to redeemable noncontrolling interests

(3)	Excluding $4,513 of loss attributable to redeemable noncontrolling interests

(4)	Excluding $3,893 loss attributable to redeemable noncontrolling interests
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$98,278	$73,740	$69,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,949	13,547	5,840
Impairment charge for goodwill and identifiable intangible assets	—	—	10,400
Non-cash interest expense	29,380	18,136	3,268
Stock-based compensation expense	17,181	12,649	8,794
Recognized loss on termination of derivative contract	—	3,630	—
Deferred income taxes	(48,078)	(28,188)	(7,474)
Excess tax benefit from stock-based payment arrangements	(11,928)	(5,609)	(4,123)
Loss on sale of discontinued operations	—	—	2,416
Reversal of allowances on receivable portfolios, net	(17,407)	(12,193)	(4,221)
Changes in operating assets and liabilities
Deferred court costs and other assets	(15,532)	(11,697)	2,893
Prepaid income tax and income taxes payable	22,180	(468)	7,060
Accounts payable, accrued liabilities and other liabilities	9,521	11,228	4,190
Net cash provided by operating activities	111,544	74,775	98,520
Investing activities:
Cash paid for acquisitions, net of cash acquired	(495,838)	(449,024)	(186,731)
Purchases of receivable portfolios, net of put-backs	(862,997)	(249,562)	(559,259)
Collections applied to investment in receivable portfolios, net	633,960	546,366	406,815
Originations and purchases of receivables secured by tax liens	(124,533)	(116,960)	(34,036)
Collections applied to receivables secured by tax liens	122,638	70,573	35,706
Purchases of property and equipment	(23,238)	(13,423)	(6,265)
Other	(5,189)	(5,210)	—
Net cash used in investing activities	(755,197)	(217,240)	(343,770)
Financing activities:
Payment of loan costs	(20,101)	(17,207)	(12,359)
Proceeds from credit facilities	1,343,417	659,940	508,399
Repayment of credit facilities	(1,184,244)	(630,163)	(289,673)
Proceeds from senior secured notes	288,645	151,670	—
Repayment of senior secured notes	(15,000)	(13,750)	(2,500)
Proceeds from issuance of convertible senior notes	161,000	172,500	115,000
Proceeds from issuance of securitized notes	134,000	—	—
Repayment of securitized notes	(29,753)	—	—
Repayment of preferred equity certificates, net	(693)	(39,743)	—
Purchases of convertible hedge instruments	(33,576)	(32,008)	(22,669)
Proceeds from sale of warrants	—	—	11,028
Repurchase of common stock	(16,815)	(729)	(49,270)
Taxes paid related to net share settlement of equity awards	(20,324)	(9,591)	(2,969)
Excess tax benefit from stock-based payment arrangements	11,928	5,609	4,123
Other, net	7,839	(548)	(4,397)
Net cash provided by financing activities	626,323	245,980	254,713
Net (decrease) increase in cash and cash equivalents	(17,330)	103,515	9,463
Effect of exchange rate changes on cash and cash equivalents	15,280	5,188	—
Cash and cash equivalents, beginning of period	126,213	17,510	8,047
Cash and cash equivalents, end of period	$124,163	$126,213	$17,510
Supplemental disclosures of cash flow information:
Cash paid for interest	$95,034	$50,181	$25,218
Cash paid for income taxes	69,948	66,759	46,297
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$8,341	$5,011	$5,287
See accompanying notes to consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Consolidated Financial Statements
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by partnering with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom, specializing in higher balance, semi-performing accounts. Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) provides Cabot with substantial litigation-enhanced collections capabilities for non-performing accounts. Encore’s majority-owned subsidiary, Grove Holdings (“Grove”), through its subsidiaries, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Encore’s majority-owned subsidiary in Latin America, Refinancia S.A. (“Refinancia”), through its subsidiaries, is one of the market leaders in debt collection and management in Colombia and Peru. To date, operating results from Grove and Latin America have been immaterial to the Company’s total consolidated operating results. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchases delinquent tax liens directly from selected taxing authorities.
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
The Company uses insights discovered during its purchasing process to build account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account will be actively serviced post-purchase. The Company continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system, where the Company first differentiates those consumers who it believes are not able to pay from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, facing extenuating circumstances or hardships (such as medical issues), serving in the military, or currently receiving social security as their only source of income are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans that are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, do not respond to both the Company’s calls and letters, and therefore the Company must then make the difficult decision whether or not to pursue collections through legal means.
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
Cabot also uses insights discovered during its purchasing process to build account-level collection strategies. Cabot’s proprietary consumer-level collectability analysis is a determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective customer engagement strategy to pursue for each account it owns to ensure that customers are treated fairly and the most suitable engagement and collection strategy for each individual customer is deployed. In recent years, Cabot has concentrated on buying portfolios that are defined as semi-performing, in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase. Cabot will try to establish contact with these consumers, in order to convey payment arrangements and gauge the willingness of these consumers to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardships, are managed outside of normal collection routines.
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
Latin America. Refinancia is one of the market leaders in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in Colombia, including providing financial solutions to individuals with defaulted credit records, payment plan guarantee and factoring services through merchants and loan guarantee services to financial institutions. In addition to operations in Colombia and Peru, the Company evaluates the purchase of non-performing loans in other countries in Latin America from time to time.
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
Propel’s receivables secured by property tax liens include Texas tax liens, Nevada tax liens, and tax lien certificates in various other states (collectively, “Tax Liens”). With Texas and Nevada Tax Liens, Texas or Nevada property owners choose to have the taxing authority transfer their tax lien to Propel. Propel pays their tax lien obligation to the taxing authority and the property owner pays Propel over time at a lower interest rate than they would be assessed by the taxing authority. Propel’s arrangements with Texas and Nevada property owners provide them with repayment plans that are both affordable and flexible when compared with other payment options. Propel also purchases Tax Liens in various other states directly from taxing authorities, securing rights to outstanding property tax payments, interest and penalties. In most cases, such Tax Liens continue to be serviced by the taxing authority. When the taxing authority is paid, it repays Propel the outstanding balance of the lien plus interest, which is established by statute or negotiated at the time of the purchase.
Basis of Consolidation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the results of operations of subsidiaries from mergers and acquisitions, since the date of respective acquisitions. Refer to Note 3, “Business Combinations,” for further details.
Translation of Foreign Currencies
The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities are translated as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and losses are included in other income or expense.
Reclassifications
Certain reclassifications have been made to the consolidated financial statements to conform to the current year’s presentation.
Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The ASU requires expanded disclosures for discontinued operations and disposals of individually significant components of an entity that do not qualify for discontinued operations reporting. The ASU is effective for disposals and components classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company early adopted ASU No. 2014-08 in 2014 and adoption did not materially affect the firm’s financial condition, results of operations, or cash flows.
In May 2014, the FASB issued a comprehensive new revenue recognition standard “Revenue from Contracts with Customers.” This new standard supersedes the existing revenue recognition guidance under GAAP, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard, which does not apply to financial instruments, is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This standard is not expected to have a significant impact to the Company’s financial statements since it does not apply to financial instruments.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
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
Deferred Court Costs
The Company pursues legal collection using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the Company is required to pay certain upfront costs to the applicable courts which are recoverable from the consumer (“Deferred Court Costs”). The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. The Company writes off any Deferred Court Cost not recovered within five years of placement. Collections received from debtors are first applied to related court costs with the balance applied to the debtors’ account. See Note 7 “Deferred Court Costs, Net” for further discussion.
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

On May 6, 2014, Propel, through its subsidiaries, completed the securitization of a pool of approximately $141.5 million in receivables secured by property tax liens on real property located in the State of Texas. In connection with the securitization, investors purchased approximately $134.0 million in aggregate principal amount of 1.44% notes collateralized by these property tax liens. The special purpose entity that is used for the securitization is consolidated by the Company as a VIE. The receivables recognized as a result of consolidating this VIE do not represent assets that can be used to satisfy claims against the Company’s general assets. At December 31, 2014, the Company had approximately $259.4 million in receivables secured by property tax liens, of which $108.5 million was carried at the VIE. See Note 11 “Variable Interest Entity” for further discussion.
Income Taxes
The Company uses the liability method of accounting for income taxes in accordance with the authoritative guidance for Income Taxes. When the Company prepares its consolidated financial statements, it estimates income taxes based on the various jurisdictions and countries where it conducts business. This requires the Company to estimate current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. Deferred income taxes are recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company then assesses the likelihood that deferred tax assets will be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. When the Company establishes a valuation allowance or increases this allowance in an accounting period, it records a corresponding tax expense in the consolidated statement of operations. The Company includes interest and penalties related to income taxes within its provision for income taxes. The Company uses the income forecasting methodology to recognize the income and expenses of the portfolios with the exception of Atlantic, which uses the cost recovery methodology. See Note 13 “Income Taxes” for further discussion.
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
Derivative Instruments and Hedging Activities
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. The Company designates its interest rate swap and foreign currency exchange contracts as cash flow hedges. The effective portion of the changes in fair value of these cash flow hedges is recorded each period, net of tax, in accumulated other comprehensive income or loss until the related hedged transaction occurs. Any ineffective portion of the changes in fair value of these cash flow hedges is recorded in earnings. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to income or expense at that time. See Note 5 “Derivatives and Hedging Instruments” for further discussion.
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

On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. Repurchases under this program are expected to be made with cash on hand and may be made from time to time, subject to market conditions and other factors, in the open market, through solicited or unsolicited privately negotiated transactions or otherwise. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. In May 2014, under this program, the Company repurchased 400,000 shares of its common stock for approximately $16.8 million.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding—basic	25,853	24,659	24,855
Dilutive effect of stock-based awards	556	950	981
Dilutive effect of convertible senior notes	1,082	595	—
Dilutive effect of warrants	4	—	—
Weighted average common shares outstanding—diluted	27,495	26,204	25,836
No anti-dilutive employee stock options were outstanding during the years ended December 31, 2014 and 2013. Employee stock options to purchase approximately 352,000 shares of common stock as of December 31, 2012, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. For the years ended December 31, 2014 and 2013, diluted earnings per share include the effect of the common shares issuable upon conversion of the 2017 Convertible Notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 10, “Debt-Encore Convertible Senior Notes,” the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00. On January 2, 2014, the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes were converted during the year ended December 31, 2014.
In conjunction with the issuance of the 2017 Convertible Notes, the Company entered into privately negotiated transactions with certain counterparties and sold warrants to purchase approximately 3.6 million shares of its common stock. The warrants had an exercise price of $44.19. On December 16, 2013, the Company entered into amendments with the same counterparties to exchange the original warrants with new warrants with an exercise price of $60.00. All other terms and settlement provisions remain unchanged. The warrant restrike transaction was completed on February 6, 2014. Diluted earnings per share includes the effect of these warrants for the year ended December 31, 2014.
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
During the year ended December 31, 2013, the Company recognized a loss of $2.2 million incurred to resolve legacy contractual claims against Ascension by a former customer. Additionally, during 2013, the Company accrued a loss of $0.7 million related to the Ascension lease which remains an obligation of the Company. In December 2014, the Company reached an agreement with the lessor to terminate the lease on a portion of the Ascension lease for a fee of approximately $0.6 million. Additionally, the Company recorded a charge of approximately $2.2 million which represented the Company’s best estimate of its total remaining lease obligation for Ascension. As a result, the Company recognized a total loss of $2.8 million related to the Ascension lease during the year ended December 31, 2014. Ascension’s operations are presented as discontinued operations in the Company’s consolidated statements of income and comprehensive income. The following table presents the revenue and components of discontinued operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue	$—	$—	$5,704
Loss from discontinued operations before income taxes	$(2,750)	$(2,900)	$(11,942)
Income tax benefit	1,138	1,160	4,678
Loss from discontinued operations	(1,612)	(1,740)	(7,264)
Loss on sale of discontinued operations, before income taxes	—	—	(2,416)
Income tax benefit	—	—	586
Loss on sale of discontinued operations	—	—	(1,830)
Total loss from discontinued operations	$(1,612)	$(1,740)	$(9,094)
Note 3: Business Combinations
Atlantic Acquisition
On August 6, 2014, the Company, pursuant to a Stock Purchase Agreement dated August 1, 2014 by and among the Company, Atlantic Credit & Finance, Inc. (“Atlantic”) and the sellers, acquired all of the outstanding equity interests of Atlantic (the “Atlantic Acquisition”). The purchase price consisted of approximately $196.1 million in cash consideration, of which $126.1 million was used to retire certain indebtedness and obligations of Atlantic. Atlantic acquires and liquidates consumer finance receivables originated and charged off by U.S. financial institutions. The Company financed the acquisition through borrowings under its Restated Credit Agreement (as defined in Note 10, “Debt”) and cash on hand.
The Atlantic Acquisition was accounted for using the acquisition method of accounting and, accordingly, the tangible and intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of the acquisition. As of the date of this Annual Report on Form 10-K, the Company is in the process of finalizing the valuations of certain intangible assets, investment in receivable portfolios, deferred court costs, deferred income taxes, and other assets acquired and liabilities assumed. The initial purchase price allocation presented below was based on the preliminary assessment of assets acquired and liabilities assumed. These provisional measurements are subject to change based on the final valuation study that is expected to be completed by the first quarter of 2015.

The components of the preliminary purchase price allocation for the Atlantic Acquisition were as follows (in thousands):

Purchase price:
Cash paid at acquisition	$196,104
Allocation of purchase price:
Cash	$16,743
Investment in receivable portfolios	105,399
Deferred court costs	995
Property and equipment	1,331
Other assets	15,049
Liabilities assumed	(23,550)
Identifiable intangible assets	2,595
Goodwill	77,542
Total net assets acquired	$196,104
The goodwill recognized is primarily attributable to (i) the ability to utilize Atlantic’s proven competitive advantage in the collection of freshly charged-off receivable portfolios and (ii) synergies that are expected to arise after the acquisition. The goodwill related to the Atlantic Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the Atlantic Acquisition were approximately $0.7 million for the year ended December 31, 2014, and have been expensed in the accompanying consolidated statements of income within general and administrative expenses. The amount of revenue and net income included in the Company’s consolidated statement of income for the year ended December 31, 2014 related to Atlantic since the date of acquisition was $26.5 million and $4.6 million, respectively.
Marlin Acquisition
On February 7, 2014, Cabot, through its subsidiary Cabot Financial Holdings Group Limited (“Cabot Financial Holdings”), entered into a Share Sale and Purchase Agreement (the “Marlin Purchase Agreement”), pursuant to which Cabot acquired (a) the entire issued share capital of Marlin and (b) certain subordinated fixed rate loan notes of Marlin Financial Intermediate Limited, which is a direct wholly-owned subsidiary of Marlin (the “Marlin Acquisition”), from funds managed by Duke Street LLP and certain individuals, including certain executive management of Marlin (collectively, the “Sellers”). Pursuant to the terms and conditions of the Marlin Purchase Agreement and certain ancillary agreements, Cabot Financial Holdings also assumed substantially all of the outstanding debt of Marlin Intermediate Holdings plc, a subsidiary of Marlin.
The purchase price consisted of £166.8 million (approximately $274.1 million) in cash consideration, of which £44.8 million (approximately $73.7 million) was used to pay off Marlin’s fixed rate loan notes. In addition, Cabot assumed £150.0 million (approximately $246.5 million) of Marlin Intermediate Holdings plc’s outstanding senior secured notes. The Marlin Acquisition was financed with borrowings under Cabot’s existing revolving credit facility and under Cabot’s senior secured bridge facilities. Refer to Note 10, “Debt” for further details of Cabot’s revolving credit facility and senior secured bridge facilities.
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

The components of the purchase price allocation for the Marlin Acquisition were as follows (in thousands):

Purchase price:
Cash paid at acquisition	$274,068
Allocation of purchase price:
Cash	$16,342
Investment in receivable portfolios	208,450
Deferred court costs	914
Property and equipment	1,335
Other assets	18,091
Liabilities assumed	(299,699)
Identifiable intangible assets	1,819
Goodwill	326,816
Total net assets acquired	$274,068
The goodwill recognized is primarily attributable to (i) the ability to utilize Marlin’s proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables and (ii) synergies that are expected to be achieved by applying Cabot’s scoring model to Marlin’s portfolio. The Company is still finalizing its analysis of the effects of these synergies which, when finalized, will be incorporated into Marlin and Cabot’s estimated remaining collections. The entire goodwill of $326.8 million related to the Marlin Acquisition is not deductible for income tax purposes.
Total acquisition and integration costs related to the Marlin Acquisition were approximately $10.3 million for the year ended December 31, 2014, and have been expensed in the accompanying consolidated statements of income within general and administrative expenses. The amount of revenue and net loss included in the Company’s consolidated statement of income for the year ended December 31, 2014 related to Marlin since the date of acquisition was $67.9 million and $2.5 million, respectively.
Other Acquisitions
In addition to the business combination transactions discussed above, the Company completed certain other acquisitions in 2014. These acquisitions were immaterial to the Company’s financial statements individually and in the aggregate during their respective reporting periods.
Pro Forma Results of Operations
The following summary presents unaudited pro forma consolidated results of operations for the years ended December 31, 2014 and 2013, as if the Atlantic Acquisition had occurred on January 1, 2013. The following unaudited pro forma financial information does not necessarily reflect the actual results that would have occurred had Encore and Atlantic been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies (in thousands):

	(Unaudited) Year Ended December 31,
	2014	2013
Consolidated pro forma revenue	$1,110,872	$837,878
Consolidated pro forma income from continuing operations attributable to Encore	110,016	81,140
Pro forma financial information for the Marlin Acquisition has not been included as the computation of such information is impracticable and too onerous due to the complexities of a hypothetical calculation because Marlin’s revenue recognition methodology prior to the Marlin Acquisition was significantly different from GAAP.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.
Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$768	$—	$768
Liabilities
Foreign currency exchange contracts	—	(1,037)	—	(1,037)
Temporary Equity
Redeemable noncontrolling interests	—	—	(28,885)	(28,885)

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$46	$—	$46
Interest rate cap contracts	—	202	—	202
Liabilities
Foreign currency exchange contracts	—	(4,123)	—	(4,123)
Temporary Equity
Redeemable noncontrolling interests	—	—	(26,564)	(26,564)
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

The components of the change in the redeemable noncontrolling interests for the years ended December 31, 2014 and 2013 are presented in the following table (in thousands):

Amount
Balance at December 31, 2012	$—
Initial redeemable noncontrolling interest related to business combinations	25,517
Net loss attributable to redeemable noncontrolling interests	(1,167)
Adjustment of the redeemable noncontrolling interests to fair value	1,167
Effect of foreign currency translation attributable to redeemable noncontrolling interests	1,047
Balance at December 31, 2013	26,564
Initial redeemable noncontrolling interest related to business combinations	4,997
Net loss attributable to redeemable noncontrolling interests	(4,513)
Adjustment of the redeemable noncontrolling interests to fair value	5,730
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,893)
Balance at December 31, 2014	$28,885
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
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 12.0%, respectively, for United States portfolios and approximately 30.1% and 12.9%, respectively, for United Kingdom portfolios. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of December 31, 2014 and 2013. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and Europe portfolios by approximately $37.4 million and $41.3 million, respectively, as of December 31, 2014. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.1 billion and $1.6 billion as of December 31, 2014 and 2013, respectively.
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

Encore’s convertible senior notes are carried at historical cost, adjusted for debt discount. The carrying value of the convertible senior notes was $448.5 million, net of debt discount of $51.2 million, and $287.5 million, net of debt discount of $42.2 million as of December 31, 2014 and 2013, respectively. The fair value estimate for these convertible senior notes incorporates quoted market prices, which was approximately $507.4 million and $412.4 million as of December 31, 2014 and 2013, respectively.
Propel’s borrowings under its revolving credit facilities, term loan facility, and securitized notes are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.
The carrying value of the Cabot and Marlin senior secured notes was $1.1 billion, including debt premium of $67.3 million and $646.9 million, including debt premium of $43.6 million, as of December 31, 2014 and 2013, respectively. The fair value estimate for these senior notes incorporates quoted market prices, and was approximately $1.1 billion and $680.7 million as of December 31, 2014 and 2013, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the acquisition of a controlling interest in Cabot (the “Cabot Acquisition”) and at December 31, 2014, that the carrying value of these preferred equity certificates approximates fair value.
Note 5: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Most of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary has entered into several interest rate cap contracts to manage its risk related to interest rate fluctuations. As of December 31, 2014, Cabot had one outstanding interest rate cap contract with a notional amount of £100.0 million. The Company does not apply hedge accounting on the interest rate cap contracts. The impact of the interest rate cap contracts to the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013 was immaterial.
Interest Rate Swaps
As of December 31, 2014, the Company had no outstanding interest rate swap agreements. During the years ended December 31, 2013 and 2012, the Company utilized interest rate swap contracts to manage risks related to interest rate fluctuation. These derivatives were designated as cash flow hedges in accordance with authoritative accounting guidance. The hedging instruments had been highly effective since the inception of the hedge program, therefore no gains or losses were reclassified from other comprehensive income (“OCI”) into earnings as a result of hedge ineffectiveness.
Foreign Currency Exchange Contracts
The Company has operations in foreign countries, which exposes the Company to foreign currency exchange rate fluctuations due to transactions denominated in foreign currencies. To mitigate this risk, the Company enters into derivative financial instruments, principally Indian rupee forward contracts, which are designated as cash flow hedges, to mitigate fluctuations in the cash payments of future forecasted transactions. The Company adjusts the level and use of derivatives as soon as practicable after learning that an exposure has changed and reviews all exposures and derivative positions on an ongoing basis.
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
As of December 31, 2014, the total notional amount of the forward contracts to buy Indian rupees in exchange for United States dollars was $47.0 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.8 million of net derivative loss included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the years ended December 31, 2014, 2013 and 2012.
The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s consolidated statements of financial condition (in thousands):

	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(1,037)	Other liabilities	$(4,123)
Foreign currency exchange contracts	Other assets	768	Other assets	46
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	—	Other assets	202
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s statements of income for the years ended December 31, 2014 and 2013 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$—	$645	Interest expense	$—	$—	Other (expense) income	$—	$—
Foreign currency exchange contracts	2,281	(3,031)	Salaries and employee benefits	(1,084)	(1,362)	Other (expense) income	—	—
Foreign currency exchange contracts	249	(658)	General and administrative expenses	(195)	(260)	Other (expense) income	—	—
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
In compliance with the authoritative guidance, the Company accounts for its investments in receivable portfolios using either the interest method or the cost recovery method. The interest method applies an IRR to the cost basis of the pool, which remains unchanged throughout the life of the pool, unless there is an increase in subsequent expected cash flows. Subsequent increases in expected cash flows are recognized prospectively through an upward adjustment of the pool’s IRR over its remaining life. Subsequent decreases in expected cash flows do not change the IRR, but are recognized as an allowance to the cost basis of the pool, and are reflected in the consolidated statements of comprehensive income as a reduction in revenue, with a corresponding valuation allowance, offsetting the investment in receivable portfolios in the consolidated statements of financial condition.
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. During the quarter ended September 30, 2014, the Company revised the forecasting methodology it uses to value and calculate IRRs on its portfolios in the United States by extending the collection forecasts from 84 or 96 months to 120 months. This change was made as a result of the Company experiencing collections beyond 84 or 96 months and an increased confidence in its ability to forecast future cash collections to 120 months.  Extending the collection forecast did not result in a material increase to any quarterly pool group’s IRR or revenue for the quarter. The Company has historically included collections to 120 months in its estimated remaining collection disclosures and when evaluating the economic returns of its portfolio purchases.
The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios, and for provision for loss or allowance. Revenue from receivable portfolios is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and portfolio allowance reversals and is decreased by gross collections and portfolio allowances.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2012	$984,944	$17,366	$1,002,310
Revenue recognized, net	(717,733)	(27,119)	(744,852)
Net additions on existing portfolios	357,189	18,218	375,407
Additions for current purchases(1)	1,767,071	—	1,767,071
Balance at December 31, 2013	2,391,471	8,465	2,399,936
Revenue recognized, net	(958,332)	(34,500)	(992,832)
Net additions on existing portfolios	282,279	92,427	374,706
Additions for current purchases(2)	1,277,903	—	1,277,903
Balance at December 31, 2014	$2,993,321	$66,392	$3,059,713
________________________

(1)
Includes $383.4 million of portfolios acquired in connection with the merger with Asset Acceptance Capital Corp. (the “AACC Merger”) and $559.0 million of portfolios acquired in connection with the Cabot Acquisition.

(2)
Includes $208.5 million of portfolios acquired in connection with the Marlin Acquisition and $105.4 million of portfolios acquired in connection with the Atlantic Acquisition, discussed in Note 3, “Business Combinations.”

During the year ended December 31, 2014, the Company purchased receivable portfolios with a face value of $13.8 billion for $1.3 billion, or a purchase cost of 9.1% of face value. Purchases of charged-off credit card portfolios include $105.4 million of portfolio acquired in connection with the Atlantic Acquisition and $208.5 million of portfolios acquired in conjunction with the Marlin Acquisition. The estimated future collections at acquisition for all portfolios purchased during the year amounted to $2.8 billion.
During the year ended December 31, 2013, the Company purchased receivable portfolios with a face value of $84.9 billion for $1.2 billion, or a purchase cost of 1.4% of face value. Purchases of charged-off credit card, telecom and consumer bankruptcy portfolios include $559.0 million of portfolios acquired in conjunction with the Cabot Acquisition and $383.4 million acquired in conjunction with the AACC Merger. Included in this amount is the purchase of receivables related to AACC of $383.4 million with a face value of $68.2 billion or a purchase cost of 0.6% of face value. The lower purchase rate for the AACC portfolio is due to the Company’s purchase of AACC which included all portfolios owned, including accounts where we ascribed no value and where we did not attempt to collect. Accounts with no perceived value would typically not be included in a portfolio purchase transaction, as the sellers would remove them from the accounts being sold to the Company prior to sale. The estimated future collections at acquisition for all portfolios amounted to $1.3 billion.

All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the years ended December 31, 2014, 2013, and 2012, Zero Basis Revenue was approximately $22.3 million, $17.2 million, and $22.6 million, respectively.
The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Year Ended December 31, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios(1)	1,249,651	1,709	—	1,251,360
Transfer of portfolios	(18,682)	18,682	—	—
Gross collections(2)	(1,563,996)	(9,010)	(34,491)	(1,607,497)
Put-backs and Recalls(3)	(15,162)	(536)	(9)	(15,707)
Foreign currency adjustments	(64,646)	(3,031)	—	(67,677)
Revenue recognized	953,154	—	22,271	975,425
Portfolio allowance reversals, net	5,178	—	12,229	17,407
Balance, end of period	$2,131,084	$12,476	$—	$2,143,560
Revenue as a percentage of collections(4)	60.9%	0.0%	64.6%	60.7%

	Year Ended December 31, 2013
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$873,119	$—	$—	$873,119
Purchases of receivable portfolios(5)	1,203,706	1,073	—	1,204,779
Transfer of portfolios	(6,649)	6,649	—	—
Gross collections(2)	(1,249,625)	(2,764)	(27,117)	(1,279,506)
Put-backs and Recalls(3)	(2,331)	(296)	(2)	(2,629)
Foreign currency adjustments	49,634	—	—	49,634
Revenue recognized	715,458	—	17,201	732,659
Portfolio allowance reversals, net	2,275	—	9,918	12,193
Balance, end of period	$1,585,587	$4,662	$—	$1,590,249
Revenue as a percentage of collections(4)	57.3%	0.0%	63.4%	57.3%

	Year Ended December 31, 2012
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$716,454	$—	$—	$716,454
Purchases of receivable portfolios	562,335	—	—	562,335
Gross collections(2)	(921,730)	—	(26,276)	(948,006)
Put-backs and Recalls(3)	(3,076)	—	—	(3,076)
Revenue recognized	518,617	—	22,574	541,191
Portfolio allowance reversals, net	519	—	3,702	4,221
Balance, end of period	$873,119	$—	$—	$873,119
Revenue as a percentage of collections(4)	56.3%	0.0%	85.9%	57.1%
________________________

(1)
Purchases of portfolio receivables include $208.5 million acquired in connection with the Marlin Acquisition in February 2014 and $105.4 million acquired in connection with the Atlantic Acquisition in August 2014, discussed in Note 3, “Business Combinations.”

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

(5)
Purchases of portfolio receivables include $383.4 million acquired in connection with the merger with AACC in June 2013 and $559.0 million acquired in connection with the Cabot Acquisition in July 2013.

The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

Valuation Allowance
Balance at December 31, 2011	$109,494
Provision for portfolio allowances	6,745
Reversal of prior allowances	(10,966)
Balance at December 31, 2012	105,273
Provision for portfolio allowances	479
Reversal of prior allowances	(12,672)
Balance at December 31, 2013	93,080
Provision for portfolio allowances	—
Reversal of prior allowances	(17,407)
Balance at December 31, 2014	$75,673
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
The Company capitalizes Deferred Court Costs in its consolidated financial statements and provides a reserve for those costs that it believes will ultimately be uncollectible. The Company determines the reserve based on its analysis of court costs that have been advanced and those that have been recovered. The Company writes off any Deferred Court Cost not recovered within five years of placement. Collections received from debtors are first applied against related court costs with the balance applied to the debtors’ account balance.
Deferred Court Costs for the five-year deferral period consist of the following as of the dates presented (in thousands):

	December 31, 2014	December 31, 2013
Court costs advanced	$546,271	$399,274
Court costs recovered	(206,287)	(147,166)
Court costs reserve	(279,572)	(210,889)
	$60,412	$41,219
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$(210,889)	$(149,080)	$(130,454)
Provision for court costs	(68,683)	(61,809)	(53,946)
Write-off of reserve	—	—	35,320
Balance at end of period	$(279,572)	$(210,889)	$(149,080)

Note 8: Property and Equipment, Net
Property and equipment consist of the following, as of the dates presented (in thousands):

	December 31, 2014	December 31, 2013
Furniture, fixtures and equipment	$18,472	$15,955
Computer equipment and software	101,721	79,765
Telecommunications equipment	3,956	3,589
Leasehold improvements	17,964	15,145
Other	2,178	1,086
	144,291	115,540
Less: accumulated depreciation and amortization	(77,322)	(59,757)
	$66,969	$55,783
Depreciation and amortization expense for continuing operations was $24.4 million, $12.7 million, and $5.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Note 9: Other Assets
Other assets consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Debt issuance costs, net of amortization	$38,504	$28,066
Deferred tax assets	33,716	13,974
Identifiable intangible assets, net	21,564	23,549
Prepaid expenses	21,427	23,487
Funds held in escrow	16,889	—
Interest receivable	12,187	7,956
Service fee receivables	7,864	8,954
Other financial receivables	7,467	7,962
Receivable from seller	7,357	—
Security deposits	3,617	2,500
Recoverable legal fees	2,905	3,049
Prepaid income taxes	—	5,009
Other	24,169	30,277
	$197,666	$154,783

Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	December 31, 2014	December 31, 2013
Encore revolving credit facility	$505,000	$356,000
Encore term loan facility	146,023	140,625
Encore senior secured notes	43,750	58,750
Encore convertible notes	448,500	287,500
Less: Debt discount	(51,202)	(42,240)
Propel facilities	84,229	170,630
Propel securitized notes	104,247	—
Cabot senior secured notes	1,076,952	603,272
Add: Debt premium	67,259	43,583
Cabot senior revolving credit facility	86,368	—
Preferred equity certificates	208,312	199,821
Capital lease obligations	15,331	12,219
Other	38,785	20,271
	$2,773,554	$1,850,431
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
Provisions of the Restated Credit Agreement include, but are not limited to:

•
A revolving loan of $692.6 million, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted London Interbank Offered Rate (“LIBOR”), plus a spread that ranges from 250 to 300 basis points depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. “alternate base rate,” as defined in the agreement, means the highest of (i) the per annum rate which the administrative agent publicly announces from time to time as its prime lending rate, (ii) the federal funds effective rate from time to time, plus 0.5% per annum or (iii) reserved adjusted LIBOR determined on a daily basis for a one month interest period, plus 1.0% per annum;

•
An $87.5 million five-year term loan, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) Alternate Base Rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $4.4 million in 2015, $6.6 million in 2016, $8.8 million in 2017, and $8.8 million in 2018 with the remaining principal due at the end of the term;

•
A $60.0 million term loan maturing on February 28, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 200 to 250 basis points, depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 100 to 150 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $3.0 million in 2015, and $4.5 million in 2016 with the remaining principal due at the end of the term;

•
A $6.3 million term loan maturing on November 3, 2017, with interest at a floating rate equal to, at the Company’s option, either: (1) reserve adjusted LIBOR, plus a spread that ranges from 250 to 300 basis points, depending on the Company’s cash flow leverage ratio; or (2) alternate base rate, plus a spread that ranges from 150 to 200 basis points, depending on the Company’s cash flow leverage ratio. Principal amortizes $0.5 million in 2015, $0.6 million in 2016 and $0.5 million in 2017 with the remaining principal due at the end of the term;

•
A borrowing base equal to (1) the lesser of (i) 30%—35% (depending on the Company’s trailing 12-month cost per dollar collected) of all eligible non-bankruptcy estimated remaining collections, currently 33%, plus 55% of eligible estimated remaining collections for consumer receivables subject to bankruptcy, and (ii) the product of the net book value of all receivable portfolios acquired on or after January 1, 2005 multiplied by 95%, minus (2) the sum of the aggregate principal amount outstanding of Encore’s Senior Secured Notes (as defined below) plus the aggregate principal amount outstanding under the term loans;

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

•	Events of default which, upon occurrence, may permit the lenders to terminate the facility and declare all amounts outstanding to be immediately due and payable;

•	A pre-approved acquisition limit of $225.0 million in the aggregate for acquisitions after August 1, 2014;

•	A basket to allow for investments in unrestricted subsidiaries of $250.0 million;

•	A basket to allow for investments in certain subsidiaries of Propel of $200.0 million;

•	An annual foreign portfolio and loan investment basket of $150.0 million; and

•	Collateralization by all assets of the Company, other than the assets of the Propel entities or any foreign or unrestricted subsidiaries as defined in the Restated Credit Agreement.
At December 31, 2014, the outstanding balance under the Restated Credit Agreement was $651.0 million, which bore a weighted average interest rate of 2.93% and 3.11% for the years ended December 31, 2014 and 2013, respectively.
Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.3 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of December 31, 2014, $43.8 million was outstanding under these obligations.
The Senior Secured Notes are guaranteed in full by certain of Encore’s subsidiaries. Similar to, and pari passu with, Encore’s credit facility, the Senior Secured Notes are also collateralized by all of the assets of the Company other than the assets of the unrestricted subsidiaries as defined in the Restated Credit Agreement. The Senior Secured Notes may be accelerated and become automatically and immediately due and payable upon certain events of default, including certain events related to insolvency, bankruptcy, or liquidation. Additionally, the Senior Secured Notes may be accelerated at the election of the holder or holders of a majority in principal amount of the Senior Secured Notes upon certain events of default by Encore, including the breach of affirmative covenants regarding guarantors, collateral, most favored lender treatment, minimum revolving credit facility commitment or the breach of any negative covenant. If Encore prepays the Senior Secured Notes at any time for any reason, payment will be at the higher of par or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. The discount rate used to determine the present value is 50 basis points over the then current Treasury Rate corresponding to the remaining average life of the senior secured notes. The covenants are substantially similar to those in the Restated Credit Agreement. Prudential Capital Group and the administrative agent for the lenders of the Restated Credit Agreement have an intercreditor agreement related to their pro rata rights to the collateral, actionable default, powers and duties and remedies, among other topics. The terms of the Senior Secured Notes were amended in connection with the Restated Credit Agreement in order to properly align certain provisions between the two agreements.
Encore Convertible Notes
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of year ended December 31, 2014 are listed below.

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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,271	$143,604
Equity component	$14,702	$32,229	$17,396
Equity issuance cost	$788	$1,113	$575
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%

The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	December 31, 2014	December 31, 2013
Liability component—principal amount	$448,500	$287,500
Unamortized debt discount	(51,202)	(42,240)
Liability component—net carrying amount	$397,298	$245,260
Equity component	$55,236	$46,954
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Year ended December 31,
	2014	2013
Interest expense—stated coupon rate	$12,418	$6,108
Interest expense—amortization of debt discount	8,423	4,492
Total interest expense—convertible notes	$20,841	$10,600
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
The initial hedge instruments the Company entered into in connection with its issuance of the 2017 Convertible Notes had an effective conversion price of $44.19. On December 16, 2013, the Company entered into amendments to the hedge instruments to further increase the effective conversion price from $44.19 to $60.00. All other terms and settlement provisions of the hedge instruments remained unchanged. The transaction was completed in February 2014. The Company paid approximately $27.9 million in total consideration for amending the hedge instruments. The Company recorded the payment as a reduction of equity in the consolidated statements of financial condition. The costs for the amendments in 2013 and 2014 were approximately $2.7 million and $25.2 million, respectively.
The details of the hedge program for each of the Convertible Notes are listed below (in thousands, except conversion price):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Cost of the hedge transaction(s)	$50,595	$18,113	$19,545
Initial conversion price	$31.56	$45.72	$59.39
Effective conversion price	$60.00	$61.55	$83.14
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $163.1 million as of December 31, 2014. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $9.1 million of the equity component to temporary equity as of December 31, 2014. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the year ended December 31, 2014.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds the respective conversion price of each of the Convertible Notes. The average share price of the Company’s common stock for the years ended December 31, 2014 and 2013 exceeded the initial conversion price of the 2017 Convertible Notes. The dilutive effect from the 2017 Convertible Notes was approximately 1.1 million and 0.6 million shares for the years ended December 31, 2014 and 2013, respectively. See Note 1, “Earnings Per Share” for additional information.
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
At December 31, 2014, the outstanding balance on the Propel Facility I was $33.5 million. The weighted average interest rate was 3.33% and 3.37% for the years ended December 31, 2014 and 2013, respectively.
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
The Propel Facility II is collateralized by the Tax Liens acquired under the Propel Facility II. At December 31, 2014, the outstanding balance on the Propel Facility II was $31.5 million. The weighted average interest rate was 3.85% and 3.73% for the years ended December 31, 2014 and 2013, respectively.
Propel Term Loan Facility
On May 2, 2014, the Company, through affiliates of Propel, entered into a $31.9 million term loan facility (the “Propel Term Loan Facility”). The Propel Term Loan Facility was entered into to fund the acquisition of a portfolio of tax liens and other assets in a transaction valued at approximately $43.0 million. The Propel Term Loan Facility has a fixed 5.5% interest rate and matures in October 2016.
At December 31, 2014, the outstanding balance on the Propel Term Loan Facility was $19.2 million.
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
At December 31, 2014, the outstanding balance on the Propel Securitized Notes was $104.2 million and the balance of the collateral was $108.5 million.
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
Of the proceeds from the issuance of the Cabot 2020 Notes, approximately £75.0 million (approximately $113.8 million) was used to repay all amounts outstanding under the senior credit facilities of Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary of Janus Holdings, and £25.0 million (approximately $37.9 million) was used to partially repay a portion of the J Bridge preferred equity certificates (the “J Bridge PECs”) to an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”), discussed in further detail below.
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
The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by the following indirect subsidiaries of the Company: Cabot, Cabot Financial Limited, and all material subsidiaries of Cabot Financial Limited (other than Cabot Financial and Marlin Intermediate Holdings plc). The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and the guarantors (other than Cabot and Marlin Midway Limited) and substantially all the assets of Cabot Financial and the guarantors (other than Cabot). The guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Marlin Bonds and the Cabot Credit Facility described below.
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
Interest expense related to the Cabot Notes and Marlin Bonds was as follows (in thousands):

	Year ended December 31,
	2014	2013
Interest expense—stated coupon rate	$97,028	$27,496
Interest income—accretion of debt premium	(10,233)	(2,826)
Total interest expense—Cabot Notes	$86,795	$24,670
At December 31, 2014, the outstanding balance on the Cabot Senior Secured Notes was $1.1 billion.
Cabot Senior Revolving Credit Facility
On September 20, 2012, Cabot Financial UK entered into an agreement for a senior committed revolving credit facility of £50.0 million (approximately $82.7 million) (the “Cabot Credit Agreement”). This agreement was amended and restated on June 28, 2013 to increase the size of the revolving credit facility to £85.0 million (approximately $140.6 million) and again on February 5, 2015 to increase the size of the revolving credit facility to £195.0 million (approximately $298.1 million) (the “Cabot Credit Facility”). The Cabot Credit Facility also includes an uncommitted accordion provision which will allow the facility to be increased by an additional £55.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness, among other conditions precedent. Loan fees associated with the amendment to the Cabot Credit Facility were approximately £2.5 million (approximately $3.8 million) and capitalized as debt issuance costs.

The Cabot Credit Facility has a five-year term expiring in September 2017, and includes the following key provisions:

•	Interest at LIBOR (or EURIBOR for any loan drawn in euro) plus 3.5%;

•	A restrictive covenant that limits the loan to value ratio to 0.75;

•	Additional restrictions and covenants which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens; and

•	Events of default which, upon occurrence, may permit the lenders to terminate the Cabot Credit Facility and declare all amounts outstanding to be immediately due and payable.
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
At December 31, 2014, the outstanding borrowings under the Cabot Credit Facility were approximately $86.4 million. The weighted average interest rate was 4.34% and 4.24% for the years ended December 31, 2014 and 2013, respectively.
Senior Secured Bridge Facilities
The Marlin Acquisition was financed with borrowings under the existing Cabot Credit Facility and under senior secured bridge facilities (the “Senior Secured Bridge Facilities”) that Cabot Financial Limited entered into on February 7, 2014 pursuant to a Senior Secured Bridge Facilities Agreement. The Senior Secured Bridge Facilities were paid off in full by using proceeds from borrowings under the £175.0 million (approximately $291.8 million) Cabot 2021 Notes.
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
Loan fees associated with the Senior Secured Bridge Facilities were approximately $2.0 million. These fees were originally recorded as debt issuance costs and were written off at the time of repayment and termination of the agreement. This $2.0 million was charged to interest expense in the Company’s consolidated financial statements for the year ended December 31, 2014.
Preferred Equity Certificates
On July 1, 2013, the Company, through its wholly owned subsidiary Encore Europe Holdings, S.a.r.l. (“Encore Europe”), completed the Cabot Acquisition by acquiring 50.1% of the equity interest in Janus Holdings. Encore Europe purchased from J.C. Flowers: (i) E Bridge preferred equity certificates issued by Janus Holdings, with a face value of £10,218,574 (approximately $15.5 million) (and any accrued interest thereof) (the “E Bridge PECs”), (ii) E preferred equity certificates issued by Janus Holdings with a face value of £96,729,661 (approximately $147.1 million) (and any accrued interest thereof)

(the “E PECs”), (iii) 3,498,563 E shares of Janus Holdings (the “E Shares”), and (iv) 100 A shares of Cabot Holdings S.a.r.l. (“Cabot Holdings”), the direct subsidiary of Janus Holdings, for an aggregate purchase price of approximately £115.1 million (approximately $175.0 million). The E Bridge PECs, E PECs, and E Shares represent 50.1% of all of the issued and outstanding equity and debt securities of Janus Holdings. The remaining 49.9% of Janus Holdings’ equity and debt securities are owned by J.C. Flowers and include: (a) J Bridge PECs with a face value of £10,177,781 (approximately $15.5 million), (b) J preferred equity certificates with a face value of £96,343,515 (approximately $146.5 million) (the “J PECs”), (c) 3,484,597 J shares of Janus Holdings (the “J Shares”), and (d) 100 A shares of Cabot Holdings. All of the PECs accrue interest at 12% per annum. Since PECs are legal form debt, the J Bridge PECs, J PECs and any accrued interests thereof are classified as liabilities and are included in debt in the Company’s accompanying consolidated statements of financial condition. In addition, certain other minority owners hold PECs at the Cabot Holdings level (the “Management PECs”). These PECs are also included in debt in the Company’s accompanying consolidated statements of financial condition. The E Bridge PECs and E PECs held by the Company, and their related interest eliminate in consolidation and therefore are not included in debt in the Company’s consolidated statements of financial condition. The J Bridge PECs, J PECs, and the Management PECs do not require the payment of cash interest expense as they have characteristics similar to equity with a preferred return. The ultimate payment of the accumulated interest would be satisfied only in connection with the disposition of the noncontrolling interests of J.C. Flowers and management.
On June 20, 2014, Encore Europe converted all of its E Bridge PECs into E Shares and E PECs, and J.C. Flowers converted all of its J Bridge PECs into J Shares and J PECs, respectively, in proportion to the number of E Shares and E PECs, or J Shares and J PECs, as applicable, outstanding on the closing date of the Cabot Acquisition.
As of December 31, 2014, the outstanding balance of the PECs and their accrued interest was approximately $208.3 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of December 31, 2014, the Company’s combined obligations for these equipment leases were approximately $15.3 million. These lease obligations require monthly or quarterly payments through 2019 and have implicit interest rates that range from zero to approximately 11.1%.
Maturity Schedule
The aggregate amounts of the Company’s debt, including PECs, accrued interests on PECs, and capital lease obligations, maturing in each of the next five years and thereafter are as follows (in thousands):

2015	$86,536
2016	56,380
2017	283,346
2018	118,566
2019	1,007,516
Thereafter	1,205,153
Total	$2,757,497
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

Propel used a special purpose entity to issue asset-backed securities to investors. The Company has determined that it is a VIE and Propel is the primary beneficiary of the VIE. Propel has the power to direct the activities of the VIE because it has the ability to exercise discretion in the servicing of the financial assets and to add assets to revolving structures.
Assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.
The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary.
Note 12: Stock-Based Compensation
In April 2013, Encore’s Board of Directors (the “Board”) approved the Encore Capital Group, Inc. 2013 Incentive Compensation Plan (as amended, the “2013 Plan”), which was then approved by the Company’s stockholders on June 5, 2013. The 2013 Plan superseded the Company’s 2005 Stock Incentive Plan (“2005 Plan”). Board members, employees, and consultants of Encore and its subsidiaries and affiliates are eligible to receive awards under the 2013 Plan. Subject to certain adjustments, the Company may grant awards for an aggregate of 2,500,000 shares of the Company’s common stock under the 2013 Plan. Any shares subject to awards made under the 2013 Plan that terminate by expiration, forfeiture, cancellation, payment of exercise price, payment of withholding tax obligation or otherwise without the issuance of such shares shall again be available for issuance or payment of awards under the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash awards, performance-based awards and any other types of awards not inconsistent with the 2013 Plan. The awards under the 2013 Plan consist of compensation subject to authoritative guidance for stock-based compensation.
In accordance with authoritative guidance for stock-based compensation, compensation expense is recognized only for those shares expected to vest, based on the Company’s historical experience and future expectations. Total compensation expense during the years ended December 31, 2014, 2013, and 2011 was $17.2 million, $12.6 million, and $8.8 million, respectively.
The Company’s stock-based compensation arrangements are described below:
Stock Options
The 2013 Plan permits the granting of stock options. No options have been awarded under the 2013 Plan. Under the 2005 Plan, option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the date of issuance. They generally vest over three to five years of continuous service, and have ten-year contractual terms.
The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. All options are amortized ratably over the requisite service periods of the awards, which are generally the vesting periods.
The fair value for options granted was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions (there were no options granted during the years ended December 31, 2014 or 2013):

Year Ended December 31, 2012
Weighted average fair value of options granted	$11.77
Risk free interest rate	0.9%
Dividend yield	0.0%
Volatility factors of the expected market price of the Company’s common stock	63.0%
Weighted-average expected life of options	5 Years
Unrecognized compensation cost related to stock options as of December 31, 2014, was $0.1 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding stock options was less than one year.

A summary of the Company’s stock option activity as of December 31, 2014, and changes during the year then ended, is presented below:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,133,172	$2.89 –$24.65	$14.84
Cancelled/forfeited	(10,000)	22.17	22.17
Exercised	(952,357)	10.60 –24.65	14.38
Outstanding at December 31, 2014	170,815	$2.89 –$24.65	$16.98	$4,683
Exercisable at December 31, 2014	136,318	$2.89 –$24.65	$15.67	$3,917
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $29.6 million, $16.9 million, and $9.1 million, respectively. As of December 31, 2014, the weighted-average remaining contractual life of options outstanding and options exercisable was 4.5 years and 3.8 years, respectively.
Non-Vested Shares
The Company’s 2013 Plan (and previously, the 2005 Plan), permits restricted stock units, restricted stock awards, and performance share awards. The fair value of non-vested shares with service condition and/or performance condition that affect vesting is equal to the closing sale price of the Company’s common stock on the date of issuance. Compensation cost is recognized only for the awards that ultimately vest. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For the majority of non-vested shares, shares are issued on the vesting dates net of the amount of shares needed to satisfy minimal statutory tax withholding requirements. The tax obligations are then paid by the Company on behalf of the employees.
A summary of the status of the Company’s restricted stock units and restricted stock awards as of December 31, 2014, and changes during the year then ended, is presented below:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	985,735	$31.07
Awarded	618,724	$28.88
Vested	(426,720)	$29.47
Cancelled/forfeited	(75,458)	$38.01
Non-vested at December 31, 2014	1,102,281	$35.60
Unrecognized compensation cost related to non-vested shares as of December 31, 2014, was $23.0 million. The weighted-average remaining expense period, based on the unamortized value of these outstanding non-vested shares, was approximately 2.4 years. The fair value of restricted stock units and restricted stock awards vested for the years ended December 31, 2014, 2013, and 2012 was $20.2 million, $11.5 million, and $7.0 million, respectively.
Note 13: Income Taxes
The Company recorded income tax provisions for continuing operations of $52.7 million, $45.4 million, and $51.8 million, during the years ended December 31, 2014, 2013 and 2012, respectively.

The effective tax rates for the respective periods are shown below:

	Year Ended December 31,
	2014	2013	2012
Federal provision	35.0%	35.0%	35.0%
State provision	8.2%	5.8%	6.6%
State benefit	(2.9)%	(2.0)%	(2.3)%
Changes in state apportionment(1)	0.0%	(0.2)%	0.0%
Tax reserves(2)	0.0%	0.0%	0.1%
International benefit(3)	(3.6)%	(2.2)%	(0.4)%
Permanent items(4)	4.3%	2.4%	0.5%
Other(5)	(6.4)%	(1.2)%	0.2%
Effective rate	34.6%	37.6%	39.7%
________________________

(1)	Represents changes in state apportionment methodologies.

(2)	Represents reserves taken for certain tax position adopted by the Company.

(3)	Relates primarily to the lower tax rate on the income attributable to international operations.

(4)	Represents a provision for nondeductible items.

(5)
Includes the effect of discrete items. The decrease of effective tax rate in 2014 was primarily related to the recognition of a tax benefit as a result of a favorable tax settlement with taxing authorities.

The pretax income from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$131,434	$105,009	$122,423
Foreign	21,181	15,859	7,902
	$152,615	$120,868	$130,325
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current expense:
Federal	$71,002	$50,304	$48,025
State	7,741	7,196	9,537
Foreign	3,752	4,052	2,765
	82,495	61,552	60,327
Deferred (benefit) expense:
Federal	(33,398)	(13,134)	(6,801)
State	2,710	(2,369)	(1,301)
Foreign	918	(661)	(471)
	(29,770)	(16,164)	(8,573)
	$52,725	$45,388	$51,754

The components of deferred tax assets and liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
State taxes	$—	$2,758
Stock-based compensation expense	7,143	7,250
Accrued expenses	6,701	5,015
Non-qualified plan	273	97
Differences in income recognition related to receivable portfolios	31,799	38,529
Cash flow hedge instruments	103	1,588
State and international operating losses	12,917	6,490
Difference in basis of depreciable assets	2,077	86
Capitalized legal fees—International	4,365	1,609
Cumulative translation adjustment	4,036	1,509
Tax benefit of uncertain tax positions	1,247	4,237
Difference in basis of bond and loan costs	10,455	—
Valuation allowance	(10,047)	(3,595)
	71,069	65,573
Deferred tax liabilities:
State taxes	(1,643)	—
Deferred court costs	(19,550)	(15,445)
Difference in basis of amortizable assets	(10,682)	(12,200)
Difference in basis of depreciable assets	(7,868)	(6,834)
Differences in income recognition related to receivable portfolios	(16,308)	(20,773)
Deferred debt cancellation income	(2,602)	(1,222)
Other	(3,533)	(2,289)
	(62,186)	(58,763)
Net deferred tax asset	$8,883	$6,810
The differences between the total income tax expense and the income tax expense computed using the applicable federal income tax rate of 35.0% per annum were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Computed “expected” Federal income tax expense	$53,415	$42,304	$45,614
Increase (decrease) in income taxes resulting from:
State income taxes, net	8,118	3,138	5,551
Foreign non-taxed income, rate differential	(5,453)	(2,647)	(481)
Other adjustments, net	(3,355)	2,593	1,070
	$52,725	$45,388	$51,754
The Company has not provided for United States income taxes or foreign withholding taxes on the undistributed earnings from continuing operations of its subsidiaries operating outside of the United States. Undistributed net income of these subsidiaries as of December 31, 2014, were approximately $46.3 million. Such undistributed earnings are considered permanently reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable due the complexities of a hypothetical calculation.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the year ended December 31, 2014 was immaterial.

A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefit is as follows (in thousands):

Amount
Balance at December 31, 2011	$1,230
Decreases related to prior year tax positions	(361)
Increases related to current and prior year tax positions	915
Balance at December 31, 2012	1,784
Decreases related to prior year tax positions	(712)
Increases related to prior year tax positions	70,201
Balance at December 31, 2013	71,273
Increases related to prior year tax positions	33,027
Increases related to current year tax positions	1,329
Decreases related to settlements with taxing authorities	(67,204)
Balance at December 31, 2014	$38,425
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $44.4 million, $83.0 million and $2.6 million at December 31, 2014, 2013, and 2012 respectively. At December 31, 2014, 2013 and 2012, there are $12.7 million, $13.5 million and $1.8 million of unrecognized tax benefits that if recognized, would result in a net tax benefit. During the year ended December 31, 2014, the decrease in total gross unrecognized tax benefits was due to a favorable tax settlement in November 2014 with taxing authorities related to a previously uncertain tax position associated with AACC’s pre-merger tax revenue recognition policy. The result of the settlement was a reduction in the unrecognized tax benefit offset by an increase in current taxes payable and deferred tax liabilities. Additionally, the Company recorded a net tax benefit as a result of the settlement of approximately $6.6 million. During the year ended December 31, 2014, the Company increased its gross unrecognized tax benefit by approximately $34.4 million, of which $30.3 million was associated with certain business combinations. The uncertain tax benefit is included in “Other liabilities” in the Company’s consolidated statements of financial condition.
The Company recognizes interest and penalties related to unrecognized tax benefits in its tax expense. The Company recognized benefit of approximately $7.5 million and expenses of approximately $1.3 million in interest and penalties during the years ended December 31, 2014 and 2013, respectively.
The Company files U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years remain subject to examination by federal taxing authorities for Encore while tax years from 2008 forward remain open to adjustment for AACC. The 2009 through 2014 tax years generally remain subject to examination by state tax authorities, and the 2011 through 2014 tax years remain subject to examination by foreign tax authorities.
Certain of the Company’s foreign subsidiaries have net operating loss carry forwards in the amount of approximately $65.0 million, which can be carried forward indefinitely. One of the Company’s domestic subsidiaries has a net operating loss carry forward in the approximate amount of $1.6 million which will begin to expire in 2024 unless previously utilized.
Note 14: Commitments and Contingencies
Litigation and Regulatory
The Company is involved in disputes, legal actions, regulatory investigations, inquiries, and other actions from time to time in the ordinary course of business. The Company, along with others in its industry, is routinely subject to legal actions based on the Fair Debt Collection Practices Act (“FDCPA”), comparable state statutes, the Telephone Consumer Protection Act (“TCPA”), state and federal unfair competition statutes, and common law causes of action. The violations of law investigated or alleged in these actions often include claims that the Company lacks specified licenses to conduct its business, attempts to collect debts on which the statute of limitations has run, has made inaccurate or unsupported assertions of fact in support of its collection actions and/or has acted improperly in connection with its efforts to contact consumers. Such litigation and regulatory actions could involve potential compensatory or punitive damage claims, fines, sanctions, injunctive relief, or changes in business practices. Many continue on for some length of time and involve substantial investigation, litigation, negotiation, and other expense and effort before a result is achieved, and during the process the Company often cannot determine the substance or timing of any eventual outcome.

On May 19, 2008, an action captioned Brent v. Midland Credit Management, Inc. et. al was filed in the United States District Court for the Northern District of Ohio Western Division, in which the plaintiff filed a class action counter-claim against two of the Company’s subsidiaries (the “Midland Defendants”). The complaint alleged that the Midland Defendants’ business practices violated consumers’ rights under the FDCPA and the Ohio Consumer Sales Practices Act. The Company has vigorously denied the claims asserted against it in these matters, but has agreed to a proposed settlement to avoid the burden and expense of continued litigation. Subject to court approval, settlement awards to eligible class members, as well as fees and costs, will be paid from a settlement fund of approximately $5.2 million, which has already been paid by the Company and its insurer. If the number of class members who make claims exceeds a certain level, the total settlement could increase to an amount not to exceed $5.7 million. On October 14, 2014, the district court issued an order granting final approval of the parties’ revised agreed upon settlement of this lawsuit. That order has been appealed by an objector to the settlement, which appeal remains pending.
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
The CFPB is currently examining the collection practices of participants in the consumer debt buying industry. The Company is currently engaged in discussions with the staff of the CFPB regarding practices and controls relating to its engagement with consumers. In these discussions, the staff has taken certain positions with respect to the interpretation of existing legal requirements and the retroactive application of potential requirements from future rulemaking. The Company agrees with the staff on some items under discussion, and disagrees with the staff on others. As the Company seeks to resolve those areas of disagreement, it intends to vigorously defend its interpretation of the law and, consequently, may ultimately reach a negotiated settlement or become engaged in litigation. If the parties reach a negotiated agreement, it is reasonably possible that the Company could agree to pay penalties or restitution and could recognize pre-tax charges of in excess of $35 million and could agree to additional terms that may materially impact its future operations, collections or financial results. If the Company becomes involved in litigation, it is unable to estimate a possible range of loss, if any. These discussions and other supervisory or regulatory actions that may be taken by the CFPB in the future may have an adverse impact on the Company’s business, financial condition and operating results.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of December 31, 2014, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.

Leases
The Company leases office facilities in the United States, India, United Kingdom, Ireland, Spain, Costa Rica, Colombia, and Peru. The leases are structured as operating leases, and the Company incurred related rent expense in the amounts of $23.0 million, $12.0 million, and $6.9 million during the years ended December 31, 2014, 2013, and 2012, respectively.
The Company has capital lease obligations primarily for certain computer equipment. Refer to Note 10 “Debt—Capital Lease Obligations” for additional information on the Company’s capital leases. Amortization of assets under capital leases is included in depreciation and amortization expense.
Future minimum lease payments under lease obligations consist of the following for the years ending December 31, (in thousands):

	Capital Leases	Operating Leases	Total
2015	$7,523	$17,026	$24,549
2016	5,559	14,138	19,697
2017	2,200	12,230	14,430
2018	690	8,265	8,955
2019	193	4,374	4,567
Thereafter	—	7,383	7,383
Total minimal leases payments	16,165	$63,416	$79,581
Less: Interest	(834)
Present value of minimal lease payments	$15,331
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of December 31, 2014, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $0.7 billion for a purchase price of approximately $88.9 million. The Company has no purchase commitments extending past one year.
Guarantees
Encore’s Certificate of Incorporation and indemnification agreements between the Company and its officers and directors provide that the Company will indemnify and hold harmless its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has also agreed to indemnify certain third parties under certain circumstances pursuant to the terms of certain underwriting agreements, registration rights agreements, credit facilities, portfolio purchase and sale agreements, and other agreements entered into by the Company in the ordinary course of business. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and, as of December 31, 2014, has no liabilities recorded for these agreements.
Note 15: Segment Information
The Company conducts business through several operating segments that meet the aggregation criteria under the authoritative guidance related to segment reporting. The Company has determined that it has two reportable segments: portfolio purchasing and recovery, and tax lien business. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources. The operating results from the Company’s tax lien business segment are immaterial to the Company’s total consolidated operating results. However, total assets from the tax lien business segment are significant as compared to the Company’s total consolidated assets. As a result, in accordance with authoritative guidance on segment reporting, the Company’s tax lien business segment is determined to be a reportable segment.

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

	Year Ended December 31,
	2014	2013	2012
Revenues:
Portfolio purchasing and recovery	$1,043,429	$756,277	$545,419
Tax lien business	29,360	17,087	11,358
	$1,072,789	$773,364	$556,777
Operating income:
Portfolio purchasing and recovery	$352,754	$219,510	$164,038
Tax lien business	11,820	5,045	5,677
	364,574	224,555	169,715
Depreciation and amortization	(27,949)	(13,547)	(5,840)
Stock-based compensation	(17,181)	(12,649)	(8,794)
Other expense	(166,829)	(77,491)	(24,756)
Income from continuing operations before income taxes	$152,615	$120,868	$130,325
Additionally, assets are allocated to operating segments for management review. As of December 31, 2014, total segment assets were $3.4 billion and $369.2 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.
The following presents information about geographic areas in which the Company operates (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues(1) :
Domestic	$757,847	$677,873	$556,777
International	314,942	95,491	—
	$1,072,789	$773,364	$556,777
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 16: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2013	$454,936	$49,277	$504,213
Goodwill acquired	430,545	—	430,545
Effect of foreign currency translation	(36,825)	—	(36,825)
Balance, December 31, 2014	$848,656	$49,277	$897,933

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$5,437	$(743)	$4,694	$1,975	$(74)	$1,901
Developed technologies	8,353	(2,194)	6,159	4,909	(468)	4,441
Trade name and other	10,458	(1,709)	8,749	15,631	(386)	15,245
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$26,210	$(4,646)	$21,564	$24,477	$(928)	$23,549
The weighted-average useful lives of intangible assets at the time of acquisition were as follows:

Weighted-Average Useful Lives
Customer relationships	11
Developed technologies	5
Trade name and other	6
The amortization expense for intangible assets that are subject to amortization was $3.6 million, $0.8 million, and less than $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. Estimated future amortization expense related to finite-lived intangible assets at December 31, 2014 is as follows (in thousands):

2015	$4,750
2016	4,226
2017	3,846
2018	2,292
2019	966
Thereafter	3,522
Total	$19,602

Note 17: Quarterly Information (Unaudited)
The following table summarizes quarterly financial data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2014
Gross collections	$396,674	$409,280	$407,220	$394,323
Revenues	253,741	269,195	273,282	276,571
Total operating expenses	185,472	190,689	188,960	188,224
Income from continuing operations	18,830	21,353	30,138	29,569
Net income	18,830	21,353	30,138	27,957
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	23,180	23,561	30,335	28,262
Net income	23,180	23,561	30,335	26,650
Earnings per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$0.90	$0.91	$1.17	$1.09
Diluted	0.82	0.86	1.11	1.04
From net income:
Basic	$0.90	$0.91	$1.17	$1.03
Diluted	0.82	0.86	1.11	0.98
2013
Gross collections	$270,170	$278,388	$379,670	$351,278
Revenues	144,586	156,121	235,558	237,099
Total operating expenses	105,872	126,238	174,429	168,466
Income from continuing operations	19,448	11,012	21,372	23,648
Net income	19,448	11,012	21,064	22,216
Amounts attributable to Encore Capital Group, Inc.:
Income from continuing operations	19,448	11,012	22,194	24,385
Net income	19,448	11,012	21,886	22,953
Earnings per share attributable to Encore Capital Group, Inc.:
From continuing operations:
Basic	$0.83	$0.46	$0.87	$0.95
Diluted	0.80	0.44	0.82	0.87
From net income:
Basic	$0.83	$0.46	$0.86	$0.90
Diluted	0.80	0.44	0.81	0.82
Note 18: Subsequent Event
On February 5, 2015, Cabot Financial UK amended and restated its existing senior secured revolving credit facility agreement to, among other things, increase the size of the committed revolving credit facility from £85.0 million (approximately $140.6 million) to £195.0 million (approximately $298.1 million). The amended and restated facility agreement also includes an uncommitted accordion provision which will allow the facility to be increased by an additional £55.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness, among other conditions precedent.  The margin on the facility was also amended from a variable rate with a maximum of 4.0%

to a flat rate of 3.5% per annum over LIBOR (or EURIBOR, for any loan drawn in euro) and the commitment fee on the facility reduced from 1.6% to 1.2%.