Form 10-Q
period 2015-03-31
ENCORE CAPITAL GROUP INC
filed 2015-05-07
CIK 1084961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Large accelerated filer  ☒        Accelerated filer   ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2015
Common Stock, $0.01 par value	26,026,649 shares

ENCORE CAPITAL GROUP, INC.

PART I – FINANCIAL INFORMATION
Item 1—Condensed Consolidated Financial Statements (Unaudited)
ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Financial Condition
(In Thousands, Except Par Value Amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$136,209	$124,163
Investment in receivable portfolios, net	2,038,407	2,143,560
Receivables secured by property tax liens, net	264,691	259,432
Property and equipment, net	64,601	66,969
Deferred court costs, net	64,475	60,412
Other assets	214,103	197,666
Goodwill	865,701	897,933
Total assets	$3,648,187	$3,750,135
Liabilities and equity
Liabilities:
Accounts payable and accrued liabilities	$195,887	$231,967
Debt	2,690,882	2,773,554
Other liabilities	87,458	79,675
Total liabilities	2,974,227	3,085,196
Commitments and contingencies
Redeemable noncontrolling interest	28,435	28,885
Redeemable equity component of convertible senior notes	8,355	9,073
Equity:
Convertible preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 50,000 shares authorized, 26,012 shares and 25,794 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	260	258
Additional paid-in capital	128,135	125,310
Accumulated earnings	527,779	498,354
Accumulated other comprehensive loss	(23,058)	(922)
Total Encore Capital Group, Inc. stockholders’ equity	633,116	623,000
Noncontrolling interest	4,054	3,981
Total equity	637,170	626,981
Total liabilities, redeemable equity and equity	$3,648,187	$3,750,135
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

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$63,171	$44,996
Investment in receivable portfolios, net	935,063	993,462
Receivables secured by property tax liens, net	102,042	108,535
Property and equipment, net	15,366	15,957
Deferred court costs, net	21,359	17,317
Other assets	79,797	80,264
Goodwill	638,697	671,434
Liabilities
Accounts payable and accrued liabilities	$103,855	$137,201
Debt	1,492,689	1,556,956
Other liabilities	21,465	8,724
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Income
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Revenue from receivable portfolios, net	$264,110	$237,568
Other revenues	14,410	11,349
Net interest income	7,143	4,824
Total revenues	285,663	253,741
Operating expenses
Salaries and employee benefits	67,748	58,137
Cost of legal collections	54,998	49,825
Other operating expenses	25,234	26,423
Collection agency commissions	10,685	8,276
General and administrative expenses	32,612	36,694
Depreciation and amortization	8,350	6,117
Total operating expenses	199,627	185,472
Income from operations	86,036	68,269
Other (income) expense
Interest expense	(42,303)	(37,962)
Other income	2,117	265
Total other expense	(40,186)	(37,697)
Income before income taxes	45,850	30,572
Provision for income taxes	(15,883)	(11,742)
Net income	29,967	18,830
Net (income) loss attributable to noncontrolling interest	(542)	4,350
Net income attributable to Encore Capital Group, Inc. stockholders	$29,425	$23,180

Earnings per share attributable to Encore Capital Group, Inc.:

Basic	$1.13	$0.90
Diluted	$1.08	$0.82

Weighted average shares outstanding:
Basic	26,072	25,749
Diluted	27,315	28,196
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$29,967	$18,830
Other comprehensive (loss) gain, net of tax:
Unrealized gain on derivative instruments	513	1,523
Unrealized (loss) gain on foreign currency translation	(22,649)	214
Other comprehensive (loss) gain, net of tax	(22,136)	1,737
Comprehensive income	7,831	20,567
Comprehensive (gain) loss attributable to noncontrolling interest:
Net (income) loss	(542)	4,350
Unrealized loss on foreign currency translation	1,582	148
Comprehensive loss attributable to noncontrolling interests	1,040	4,498
Comprehensive income attributable to Encore Capital Group, Inc. stockholders	$8,871	$25,065
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In Thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$29,967	$18,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,350	6,117
Non-cash interest expense	8,141	5,254
Stock-based compensation expense	5,905	4,836
Deferred income taxes	(4,276)	4,767
Excess tax benefit from stock-based payment arrangements	(637)	(2,629)
Reversal of allowances on receivable portfolios, net	(2,859)	(3,230)
Changes in operating assets and liabilities
Deferred court costs and other assets	(15,029)	(471)
Prepaid income tax and income taxes payable	6,166	3,123
Accounts payable, accrued liabilities and other liabilities	(16,338)	(24,446)
Net cash provided by operating activities	19,390	12,151
Investing activities:
Cash paid for acquisitions, net of cash acquired	—	(257,726)
Purchases of receivable portfolios, net of put-backs	(143,239)	(257,175)
Collections applied to investment in receivable portfolios, net	164,217	161,927
Originations and purchases of receivables secured by tax liens	(53,516)	(19,123)
Collections applied to receivables secured by tax liens	41,598	22,085
Purchases of property and equipment	(4,271)	(2,978)
Other	(298)	—
Net cash provided by (used in) investing activities	4,491	(352,990)
Financing activities:
Payment of loan costs	(4,279)	(14,222)
Proceeds from credit facilities	134,285	457,266
Repayment of credit facilities	(124,395)	(447,045)
Proceeds from senior secured notes	—	288,645
Repayment of senior secured notes	(3,750)	(3,750)
Proceeds from issuance of convertible senior notes	—	161,000
Repayment of securitized notes	(6,625)	—
Purchases of convertible hedge instruments	—	(33,576)
Taxes paid related to net share settlement of equity awards	(4,554)	(5,244)
Excess tax benefit from stock-based payment arrangements	637	2,629
Other, net	(3,592)	408
Net cash (used in) provided by financing activities	(12,273)	406,111
Net increase in cash and cash equivalents	11,608	65,272
Effect of exchange rate changes on cash and cash equivalents	438	4,904
Cash and cash equivalents, beginning of period	124,163	126,213
Cash and cash equivalents, end of period	$136,209	$196,389
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,857	$41,130
Cash paid for income taxes	14,651	6,103
Supplemental schedule of non-cash investing and financing activities:
Fixed assets acquired through capital lease	$1,290	$1,169
See accompanying notes to condensed consolidated financial statements

ENCORE CAPITAL GROUP, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Ownership, Description of Business, and Summary of Significant Accounting Policies
Encore Capital Group, Inc. (“Encore”), through its subsidiaries (collectively, the “Company”), is an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. The Company purchases portfolios of defaulted consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Encore, through certain subsidiaries, is a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Encore’s subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited (“Cabot”), is a market leader in debt management in the United Kingdom, specializing in higher balance, semi-performing accounts. Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) in February 2014, provides Cabot with substantial litigation-enhanced collection capabilities for non-performing accounts. Encore’s majority-owned subsidiary, Grove Holdings (“Grove”), through its subsidiaries and affiliates, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Encore’s majority-owned subsidiary in Latin America, Refinancia S.A. (“Refinancia”), through its subsidiaries, is a market leader in debt collection and management in Colombia and Peru. In addition, through Encore’s subsidiary, Propel Financial Services, LLC (“Propel”), the Company assists property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchases delinquent tax liens directly from selected taxing authorities.
Portfolio Purchasing and Recovery
United States
The Company purchases receivable portfolios based on robust, account-level valuation methods and employs a suite of proprietary statistical and behavioral models across the full extent of its operations. These methods and models allow the Company to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with its methods or goals and precisely align the accounts it purchases with its operational channels to maximize future collections. As a result, the Company has been able to realize significant returns from the receivables it acquires. The Company maintains strong relationships with many of the largest credit and telecommunication providers, and possesses one of the industry’s best collection staff retention rates.
The Company uses insights discovered during its purchasing process to build account collection strategies. The Company’s proprietary consumer-level collectability analysis is the primary determinant of whether an account will be actively serviced post-purchase. The Company continuously refines this analysis to determine the most effective collection strategy to pursue for each account it owns. After the Company’s preliminary analysis, it seeks to collect on only a fraction of the accounts it purchases, through one or more of its collection channels. The channel identification process is analogous to a funneling system, where the Company first differentiates those consumers who it believes are not able to pay from those who are able to pay. Consumers who the Company believes are financially incapable of making any payments, facing extenuating circumstances or hardships (such as medical issues), serving in the military, or currently receiving social security as their only source of income are excluded from the next step of its collection process and are designated as inactive. The remaining pool of accounts in the funnel then receives further evaluation. At that point, the Company analyzes and determines a consumer’s perceived willingness to pay. Based on that analysis, the Company will pursue collections through letters and/or phone calls to its consumers. Despite its efforts to reach consumers and work out a settlement option, only a small number of consumers who are contacted choose to engage with the Company. Those who do are often offered deep discounts on their obligations, or are presented with payment plans that are better suited to meet their daily cash flow needs. The majority of contacted consumers, however, do not respond to the Company’s calls or letters, and therefore the Company must then make the difficult decision whether or not to pursue collections through legal means.
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

Europe
Cabot: Through Cabot, portfolio receivables are purchased using a proprietary pricing model. This model allows Cabot to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.
Cabot also uses insights discovered during its purchasing process to build account-level collection strategies. Cabot’s proprietary consumer-level collectability analysis is a determinant of how an account will be serviced post-purchase. Cabot continuously refines this analysis to determine the most effective customer engagement strategy to pursue for each account it owns to ensure that customers are treated fairly and the most suitable engagement and collection strategy for each individual customer is deployed. In recent years, Cabot has concentrated on buying portfolios that are defined as semi-performing, in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase. Cabot establishes contact with consumers, in order to convey payment arrangements and gauge the willingness of these consumers to continue to pay. Consumers who Cabot believes are financially incapable of making any payments, those having negative disposable income, or those experiencing hardships, are managed outside of normal collection routines.
The remaining pool of accounts then receives further evaluation. Cabot analyzes and estimates a consumer’s perceived willingness to pay. Based on that analysis, Cabot tries to engage with customers through letters and/or phone calls. Where contact is made and consumers indicate a willingness to pay, a patient approach of forbearance is applied using regulatory protocols within the United Kingdom to assess affordability and ensure that plans are fair and balanced and therefore, sustainable. Where consumers cannot be located or refuse to engage in a constructive dialogue, Cabot will pass these accounts through a litigation scorecard and rule set in order to assess suitability for legal action. Through Cabot’s Marlin subsidiary, Cabot has a competitive advantage in the use of litigation-enhanced collections for non-paying accounts.
Grove: Grove, through its subsidiaries and affiliates, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, IVAs) in the United Kingdom and bank and non-bank receivables in Spain. Grove purchases portfolio receivables using a proprietary pricing model. This model allows Grove to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections.
Latin America
Refinancia is a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in Colombia, including providing financial solutions to individuals who have previously defaulted on their credit obligations, payment plan guarantee and factoring services through merchants and loan guarantee services to financial institutions.
Beginning in December 2014 the Company began investing in non-performing secured residential mortgages in Latin America.
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
Basis of Consolidation
The condensed consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company also consolidates VIEs, for which it is the primary beneficiary. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly affect the entity’s economic performance, and (b) either the obligation to absorb losses or the right to receive benefits. Refer to Note 11, “Variable Interest Entities,” for further details. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include the results of operations of subsidiaries from mergers and acquisitions, since the date of respective acquisitions.
Translation of Foreign Currencies
The financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Transaction gains and losses are included in other income or expense.
Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements to conform to the current year’s presentation.
The Company has reclassified a portion of the increase in other assets in the condensed consolidated statements of cash flows from operating activities to financing activities for all periods presented.
The impact of the reclassification was as follows:

Three Months Ended March 31, 2014
Net cash flows used in operating activities - as previously reported	$(2,591)
Impact of reclassification	$14,742
Net cash flows provided by operating activities - as reclassified	$12,151

Net cash flows provided by financing activities - as previously reported	$420,853
Impact of reclassification	$(14,742)
Net cash flows provided by financing activities - as reclassified	$406,111
This reclassification had no impact on the net change in cash and cash equivalents or cash flows from investing activities for any period presented.

Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. This standard is not expected to have a significant impact to the Company’s financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective beginning January 1, 2016, with early adoption permitted, and shall be applied retrospectively. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnotes disclosures.
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
On April 24, 2014, the Company’s Board of Directors approved a $50.0 million share repurchase program. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. In May 2014, the Company repurchased 400,000 shares of its common stock for approximately $16.8 million. The Company has not repurchased any additional shares of its common stock under this program through March 31, 2015.
A reconciliation of shares used in calculating earnings per basic and diluted shares follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding—basic	26,072	25,749
Dilutive effect of stock-based awards	369	906
Dilutive effect of convertible senior notes	874	1,461
Dilutive effect of warrants	—	80
Weighted average common shares outstanding—diluted	27,315	28,196
No anti-dilutive employee stock options were outstanding during the three months ended March 31, 2015 or 2014.
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
In the event of conversion, the 2017 Convertible Notes are convertible into cash up to the aggregate principal amount and permit the excess conversion premium to be settled in cash or shares of the Company’s common stock. For the 2020 Convertible Notes and 2021 Convertible Notes, the Company has the option to pay cash, issue shares of common stock or any combination thereof for the aggregate amount due upon conversion. The Company’s intent is to settle the principal amount of the 2020 and 2021 Convertible Notes in cash upon conversion. As a result, upon conversion of all the convertible senior notes, only the amounts payable in excess of the principal amounts are considered in diluted earnings per share under the treasury stock method. For the three months ended March 31, 2015, diluted earnings per share included the effect of the common shares issuable upon conversion of the 2017 Convertible Notes, because the average stock price exceeded the conversion price of these notes. For the three months ended March 31, 2014, diluted earnings per share included the effect of the common shares issuable upon conversion of the 2017 Convertible Notes and the 2020 Convertible Notes because the average stock price exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Senior Notes,” and further described below, the Company entered into certain hedge transactions that have the effect of increasing the effective conversion price of the 2017 Convertible Notes to $60.00 and the 2020 Convertible Notes to $61.55. On January 2, 2014, the 2017 Convertible Notes became convertible as certain conditions for conversion were met in the immediately preceding calendar quarter as defined in the applicable indenture. However, none of the 2017 Convertible Notes have been converted.
In conjunction with the issuance of the 2017 Convertible Notes, the Company entered into privately negotiated transactions with certain counterparties and sold warrants to purchase approximately 3.6 million shares of its common stock. The warrants had an exercise price of $44.19. On December 16, 2013, the Company entered into amendments with the same counterparties to exchange the original warrants with new warrants with an exercise price of $60.00. All other terms and settlement provisions remain unchanged. The warrant restrike transaction was completed on February 6, 2014. Diluted earnings per share included the effect of these warrants for the three months ended March 31, 2014. The effect of the warrants was anti-dilutive for the three months ended March 31, 2015.
Note 3: Business Combinations
On August 6, 2014, the Company acquired all of the outstanding equity interests of Atlantic Credit & Finance, Inc. (“Atlantic”) pursuant to a stock purchase agreement (the “Atlantic Acquisition”). The components of the purchase price allocation for the Atlantic Acquisition were as follows (in thousands):

Purchase price:
Cash paid at acquisition	$196,104
Allocation of purchase price:
Cash	$16,743
Investment in receivable portfolios	105,399
Deferred court costs	995
Property and equipment	1,331
Other assets	14,679
Liabilities assumed	(25,586)
Identifiable intangible assets	2,595
Goodwill	79,948
Total net assets acquired	$196,104
On February 7, 2014, the Company, through its Cabot subsidiary completed its acquisition of Marlin (“the Marlin Acquisition”). The condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2014 includes the results of the operations of Marlin since the date of the acquisition.
Refer to Note 3, “Business Combinations” as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for a complete description of the Company’s acquisition activities.
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

•	Level 3: Unobservable inputs, including inputs that reflect the reporting entity’s own assumptions.

Financial Instruments Required To Be Carried At Fair Value
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$1,064	$—	$1,064
Liabilities
Foreign currency exchange contracts	—	(474)	—	(474)
Temporary Equity
Redeemable noncontrolling interests	—	—	(28,435)	(28,435)

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency exchange contracts	$—	$768	$—	$768
Liabilities
Foreign currency exchange contracts	—	(1,037)	—	(1,037)
Temporary Equity
Redeemable noncontrolling interests	—	—	(28,885)	(28,885)
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

The components of the change in the redeemable noncontrolling interests for the periods ended March 31, 2015 and December 31, 2014 are presented in the following table (in thousands):

Amount
Balance at December 31, 2013	$26,564
Initial redeemable noncontrolling interest related to business combinations	4,997
Net loss attributable to redeemable noncontrolling interests	(4,513)
Adjustment of the redeemable noncontrolling interests to fair value	5,730
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(3,893)
Balance at December 31, 2014	28,885
Net income attributable to redeemable noncontrolling interests	468
Adjustment of the redeemable noncontrolling interests to fair value	664
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(1,582)
Balance at March 31, 2015	$28,435
Financial Instruments Not Required To Be Carried At Fair Value
Investment in Receivable Portfolios:
The Company records its investment in receivable portfolios at cost, which represents a significant discount from the contractual receivable balances due. The Company computes the fair value of its investment in receivable portfolios by discounting the estimated future cash flows generated by its proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and discount rate. In accordance with authoritative guidance related to fair value measurements, the Company estimates the average cost to collect and discount rates based on its estimate of what a market participant might use in valuing these portfolios. The determination of such inputs requires significant judgment, including assessing the assumed market participant’s cost structure, its determination of whether to include fixed costs in its valuation, its collection strategies, and determining the appropriate weighted average cost of capital. The Company evaluates the use of these key inputs on an ongoing basis and refines the data as it continues to obtain better information from market participants in the debt recovery and purchasing business.
In the Company’s current analysis, the estimated blended market participant cost to collect and discount rate is approximately 50.3% and 12.0%, respectively, for United States portfolios, and approximately 30.1% and 12.7%, respectively, for Europe portfolios. Using this method, the fair value of investment in receivable portfolios approximates the carrying value as of March 31, 2015 and December 31, 2014. A 100 basis point fluctuation in the cost to collect and discount rate used would result in an increase or decrease in the fair value of United States and Europe portfolios by approximately $38.2 million and $44.0 million, respectively, as of March 31, 2015. This fair value calculation does not represent, and should not be construed to represent, the underlying value of the Company or the amount which could be realized if its investment in receivable portfolios were sold. The carrying value of the investment in receivable portfolios was $2.0 billion and $2.1 billion as of March 31, 2015 and December 31, 2014, respectively.
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

Encore’s convertible senior notes are carried at historical cost, adjusted for the debt discount. The carrying value of the convertible senior notes was $448.5 million, net of debt discount of $48.9 million as of March 31, 2015, and $448.5 million, net of debt discount of $51.2 million as of December 31, 2014, respectively. The fair value estimate for these convertible senior notes, which incorporates quoted market prices, was approximately $497.7 million and $507.4 million as of March 31, 2015 and December 31, 2014, respectively.
Propel’s borrowings under its revolving credit facilities, term loan facility, and securitized notes are carried at historical amounts, adjusted for additional borrowings less principal repayments, which approximate fair value.
The carrying value of the Cabot and Marlin senior secured notes was $1.1 billion, including debt premium of $61.5 million and $1.1 billion, including a debt premium of $67.3 million, as of March 31, 2015 and December 31, 2014, respectively. The fair value estimate for these senior notes, incorporates quoted market prices, and approximated the carrying value as of March 31, 2015 and December 31, 2014, respectively.
The Company’s preferred equity certificates are legal obligations to the noncontrolling shareholders at its Janus Holdings and Cabot Holdings subsidiaries. They are carried at the face amount, plus any accrued interest. The Company determined, at the time of the acquisition of a controlling interest in Cabot (the “Cabot Acquisition”) and at March 31, 2015, that the carrying value of these preferred equity certificates approximates fair value.
Note 5: Derivatives and Hedging Instruments
The Company may periodically enter into derivative financial instruments to manage risks related to interest rates and foreign currency. Most of the Company’s derivative financial instruments qualify for hedge accounting treatment under the authoritative guidance for derivatives and hedging. The Company’s Cabot subsidiary has entered into several interest rate cap contracts to manage its risk related to interest rate fluctuations. As of March 31, 2015, Cabot had only one outstanding interest rate cap contract with a notional amount of £100.0 million. The Company does not apply hedge accounting on interest rate cap contracts. The impact of the interest rate cap contracts to the Company’s consolidated financial statements for the three months ended March 31, 2015 and 2014, was immaterial.
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
Gains and losses on cash flow hedges are recorded in other comprehensive income (“OCI”) until the hedged transaction is recorded in the consolidated financial statements. Once the underlying transaction is recorded in the consolidated financial statements, the Company reclassifies the OCI on the derivative into earnings. If all or a portion of the forecasted transaction is cancelled, this would render all or a portion of the cash flow hedge ineffective and the Company would reclassify the ineffective portion of the hedge into earnings. The Company generally does not experience ineffectiveness of the hedge relationship and the accompanying consolidated financial statements do not include any such gains or losses.
As of March 31, 2015, the total notional amount of the forward contracts to buy Indian rupees in exchange for United States dollars was $45.0 million. All of these outstanding contracts qualified for hedge accounting treatment. The Company estimates that approximately $0.2 million of net derivative gain included in OCI will be reclassified into earnings within the next 12 months. No gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2015 and 2014.
The Company does not enter into derivative instruments for trading or speculative purposes.

The following table summarizes the fair value of derivative instruments as recorded in the Company’s condensed consolidated statements of financial condition (in thousands):

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency exchange contracts	Other liabilities	$(474)	Other liabilities	$(1,037)
Foreign currency exchange contracts	Other assets	1,064	Other assets	768
The following table summarizes the effects of derivatives in cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income - Effective Portion	Gain or (Loss) Reclassified from OCI into Income - Effective Portion		Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$472	$1,885	Salaries and employee benefits	$(151)	$(356)	Other (expense) income	$—	$—
Foreign currency exchange contracts	220	187	General and administrative expenses	(16)	(57)	Other (expense) income	—	—
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

The Company accounts for each static pool as a unit for the economic life of the pool (similar to one loan) for recognition of revenue from receivable portfolios, for collections applied to the cost basis of receivable portfolios, and for provision for loss or allowance. Revenue from receivable portfolios is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. The cost basis of each pool is increased by revenue earned and portfolio allowance reversals and decreased by gross collections and portfolio allowances.
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
The following table summarizes the Company’s accretable yield and an estimate of zero basis future cash flows at the beginning and end of the period presented (in thousands):

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
December 31, 2014	$2,993,321	$66,392	$3,059,713
Revenue recognized, net(1)	(248,539)	(15,571)	(264,110)
Net additions on existing portfolios	120,729	39,607	160,336
Additions for current purchases	85,692	—	85,692
Balance at March 31, 2015	$2,951,203	$90,428	$3,041,631

	Accretable Yield	Estimate of Zero Basis Cash Flows	Total
Balance at December 31, 2013	$2,391,471	$8,465	$2,399,936
Revenue recognized, net(1)	(231,057)	(6,511)	(237,568)
Net additions on existing portfolios	92,325	8,555	100,880
Additions for current purchases(2)	591,205	—	591,205
Balance at March 31, 2014	$2,843,944	$10,509	$2,854,453
________________________

(1)	Revenue recognized on Zero Basis Portfolios includes portfolio allowance reversals.

(2)	Includes $208.5 million of portfolios acquired in connection with the Marlin Acquisition.
During the three months ended March 31, 2015, the Company purchased receivable portfolios with a face value of $1.0 billion for $125.2 million, or a purchase cost of 12.0% of face value. The estimated future collections at acquisition for all portfolios purchased during the period amounted to $197.5 million. During the three months ended March 31, 2014, the Company purchased receivable portfolios with a face value of $4.3 billion for $467.6 million, or a purchase cost of 10.9% of face value. Purchases of charged-off credit card portfolios during the three months ended March 31, 2014, include $208.5 million of portfolios acquired in conjunction with the Marlin Acquisition. The estimated future collections at acquisition for all portfolios purchased during the quarter amounted to $1.0 billion.
All collections realized after the net book value of a portfolio has been fully recovered (“Zero Basis Portfolios”) are recorded as revenue (“Zero Basis Revenue”). During the three months ended March 31, 2015 and 2014, Zero Basis Revenue was approximately $15.6 million and $6.5 million, respectively.

The following tables summarize the changes in the balance of the investment in receivable portfolios during the following periods (in thousands, except percentages):

	Three Months Ended March 31, 2015
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$2,131,084	$12,476	$—	$2,143,560
Purchases of receivable portfolios	125,154	—	—	125,154
Gross collections(1)	(407,556)	(1,972)	(15,543)	(425,071)
Put-backs and Recalls(2)	(2,517)	(18)	(28)	(2,563)
Foreign currency adjustments	(65,369)	(1,414)	—	(66,783)
Revenue recognized	248,539	—	12,712	261,251
Portfolio allowance reversals, net	—	—	2,859	2,859
Balance, end of period	$2,029,335	$9,072	$—	$2,038,407
Revenue as a percentage of collections(3)	61.0%	0.0%	81.8%	61.5%

	Three Months Ended March 31, 2014
	Accrual Basis Portfolios	Cost Recovery Portfolios	Zero Basis Portfolios	Total
Balance, beginning of period	$1,585,587	$4,662	$—	$1,590,249
Purchases of receivable portfolios (4)	467,565	—	—	467,565
Gross collections(1)	(389,503)	(660)	(6,511)	(396,674)
Put-backs and Recalls(2)	(3,235)	(149)	—	(3,384)
Foreign currency adjustments	8,706	—	—	8,706
Revenue recognized	230,747	—	3,591	234,338
Portfolio allowance reversals, net	310	—	2,920	3,230
Balance, end of period	$1,900,177	$3,853	$—	$1,904,030
Revenue as a percentage of collections(3)	59.2%	0.0%	55.2%	59.1%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)
Put-backs represent accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”). Recalls represent accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

(3)	Revenue as a percentage of collections excludes the effects of net portfolio allowances or net portfolio allowance reversals.

(4)	Includes $208.5 million acquired in connection with the Marlin Acquisition in February 2014.
The following table summarizes the change in the valuation allowance for investment in receivable portfolios during the periods presented (in thousands):

	Valuation Allowance
	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$75,673	$93,080
Reversal of prior allowances	(2,859)	(3,230)
Balance at end of period	$72,814	$89,850
Note 7: Deferred Court Costs, Net
The Company pursues legal collections using a network of attorneys that specialize in collection matters and through its internal legal channel. The Company generally pursues collections through legal means only when it believes a consumer has sufficient assets to repay their indebtedness but has, to date, been unwilling to pay. In order to pursue legal collections the Company is required to pay certain upfront costs to the applicable courts which are recoverable from the consumer (“Deferred Court Costs”).

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
Deferred Court Costs for the five-year deferral period consist of the following as of the dates presented (in thousands):

	March 31, 2015	December 31, 2014
Court costs advanced	$570,520	$546,271
Court costs recovered	(215,662)	(206,287)
Court costs reserve	(290,383)	(279,572)
	$64,475	$60,412
A roll forward of the Company’s court cost reserve is as follows (in thousands):

	Court Cost Reserve
	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$(279,572)	$(210,889)
Provision for court costs	(19,179)	(16,178)
Net down of reserve after 60 months	7,925	—
Effect of foreign currency translation	443	—
Balance at end of period	$(290,383)	$(227,067)
Note 8: Receivables Secured by Property Tax Liens, Net
Propel’s receivables are secured by property tax liens. Repayment of the property tax liens is generally dependent on the property owner but can also come through payments from other lien holders or, in less than one half of one percent of cases, from foreclosure on the properties. Propel records receivables secured by property tax liens at their outstanding principal balances, adjusted for, if any, charge-offs, allowance for losses, deferred fees or costs, and unamortized premiums or discounts. Interest income is reported on the interest method and includes amortization of net deferred fees and costs over the term of the agreements. Propel accrues interest on all past due receivables secured by tax liens as the receivables are collateralized by tax liens that are in a priority position over most other liens on the properties. If there is doubt about the ultimate collection of the accrued interest on a specific account, it would be placed on non-accrual basis and, at that time, all accrued interest would be reversed. No receivables secured by property tax liens have been placed on a non-accrual basis. The typical redemption period for receivables secured by property tax liens is less than 84 months.
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
At March 31, 2015, the Company had approximately $264.7 million in receivables secured by property tax liens, of which $102.0 million was carried at the VIE.

Note 9: Other Assets
Other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred tax assets	$50,997	$33,716
Debt issuance costs, net of amortization	39,794	38,504
Prepaid expenses	23,074	21,427
Identifiable intangible assets, net	18,770	21,564
Interest receivable	15,381	12,187
Service fee receivables	10,384	7,864
Other financial receivables	7,934	7,467
Recoverable legal fees	2,856	2,905
Receivable from seller	6,987	7,357
Security deposits	4,963	3,617
Funds held in escrow	—	16,889
Other	32,963	24,169
	$214,103	$197,666
Note 10: Debt
The Company is in compliance with all covenants under its financing arrangements. The components of the Company’s consolidated debt and capital lease obligations were as follows (in thousands):

	March 31, 2015	December 31, 2014
Encore revolving credit facility	$487,000	$505,000
Encore term loan facility	144,063	146,023
Encore senior secured notes	40,000	43,750
Encore convertible notes	448,500	448,500
Less: Debt discount	(48,924)	(51,202)
Propel facilities	90,653	84,229
Propel securitized notes	97,622	104,247
Cabot senior secured notes	1,024,443	1,076,952
Add: Debt premium	61,482	67,259
Cabot senior revolving credit facility	105,123	86,368
Preferred equity certificates	204,019	208,312
Capital lease obligations	13,924	15,331
Other	22,977	38,785
	$2,690,882	$2,773,554
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

•
Collateralization by all assets of the Company, other than the assets of certain Propel entities, certain foreign subsidiaries and all unrestricted subsidiaries as defined in the Restated Credit Agreement.

At March 31, 2015, the outstanding balance under the Restated Credit Agreement was $631.1 million. The weighted average interest rate was 2.98% and 2.89% for the three months ended March 31, 2015 and 2014, respectively.

Encore Senior Secured Notes
In 2010 and 2011 Encore entered into an aggregate of $75.0 million in senior secured notes with certain affiliates of Prudential Capital Group (the “Senior Secured Notes”). $25.0 million of the Senior Secured Notes bear an annual interest rate of 7.375%, mature in 2018 and require quarterly principal payments of $1.25 million. Prior to May 2013, these notes required quarterly payments of interest only. The remaining $50.0 million of Senior Secured Notes bear an annual interest rate of 7.75%, mature in 2017 and require quarterly principal payments of $2.5 million. Prior to December 2012 these notes required quarterly interest only payments. As of March 31, 2015, $40.0 million was outstanding under these obligations.
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
Prior to the close of business on the business day immediately preceding their respective conversion date (listed below), holders may convert their Convertible Notes under certain circumstances set forth in the applicable Convertible Notes indentures. On or after their respective conversion dates until the close of business on the scheduled trading day immediately preceding their respective maturity date, holders may convert their Convertible Notes at any time. Certain key terms related to the convertible features for each of the Convertible Notes as of March 31, 2015 are listed below.

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Initial conversion price	$31.56	$45.72	$59.39
Closing stock price at date of issuance	$25.66	$33.35	$47.51
Closing stock price date	November 27, 2012	June 24, 2013	March 5, 2014
Conversion rate (shares per $1,000 principal amount)	31.6832	21.8718	16.8386
Conversion date(1)	May 27, 2017	January 1, 2020	September 15, 2020
_______________________

(1)	2017 Convertible Notes became convertible on January 2, 2014, as certain early conversion events were satisfied. Refer to “Conversion and Earnings Per Share Impact” section below for further details.
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
The debt and equity components, the issuance costs related to the equity component, the stated interest rate, and the effective interest rate for each of the Convertible Notes are listed below (in thousands, except percentages):

	2017 Convertible Notes	2020 Convertible Notes	2021 Convertible Notes
Debt component	$100,298	$140,271	$143,604
Equity component	$14,702	$32,229	$17,396
Equity issuance cost	$788	$1,113	$575
Stated interest rate	3.000%	3.000%	2.875%
Effective interest rate	6.000%	6.350%	4.700%
The balances of the liability and equity components of all of the Convertible Notes outstanding were as follows (in thousands):

	March 31, 2015	December 31, 2014
Liability component—principal amount	$448,500	$448,500
Unamortized debt discount	(48,924)	(51,202)
Liability component—net carrying amount	$399,576	$397,298
Equity component	$55,955	$55,236
The debt discount is being amortized into interest expense over the remaining life of the convertible notes using the effective interest rates. Interest expense related to the convertible notes was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense—stated coupon rate	$3,292	$2,456
Interest expense—amortization of debt discount	2,278	1,755
Total interest expense—convertible notes	$5,570	$4,211
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
Conversion and Earnings Per Share Impact
During the quarter ending December 31, 2013, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2017 Convertible Notes for more than 20 trading days during a 30 consecutive trading day period, thereby satisfying one of the early conversion events. As a result, the 2017 Convertible Notes became convertible on demand effective January 2, 2014, and the holders were notified that they could elect to submit their 2017 Convertible Notes for conversion. The carrying value of the 2017 Convertible Notes continues to be reported as debt as the Company intends to draw on the Credit Facility or use cash on hand to settle the principal amount of any such conversions in cash. No gain or loss was recognized when the debt became convertible. The estimated fair value of the 2017 Convertible Notes was approximately $157.0 million as of March 31, 2015. In addition, upon becoming convertible, a portion of the equity component that was recorded at the time of the issuance of the 2017 Convertible Notes was considered redeemable and that portion of the equity was reclassified to temporary equity in the Company’s condensed consolidated statements of financial condition. Such amount was determined based on the cash consideration to be paid upon conversion and the carrying amount of the debt. Upon conversion, the holders of the 2017 Convertible Notes will be paid in cash for the principal amount and issued shares or a combination of cash and shares for the remaining value of the 2017 Convertible Notes. As a result, the Company reclassified $8.4 million of the equity component to temporary equity as of March 31, 2015. If a conversion event takes place, this temporary equity balance will be recalculated based on the difference between the 2017 Convertible Notes principal and the debt carrying value. If the 2017 Convertible Notes are settled, an amount equal to the fair value of the liability component, immediately prior to the settlement, will be deducted from the fair value of the total settlement consideration transferred and allocated to the liability component. Any difference between the amount allocated to the liability and the net carrying amount of the 2017 Convertible Notes (including any unamortized debt issue costs and discount) will be recognized in earnings as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and will be recognized as a reduction in stockholders’ equity.
None of the 2017 Convertible Notes were converted during the three months ended March 31, 2015.
In accordance with authoritative guidance related to derivatives and hedging and earnings per share calculation, only the conversion spread of the Convertible Notes is included in the diluted earnings per share calculation, if dilutive. Under such method, the settlement of the conversion spread has a dilutive effect when the average share price of the Company’s common stock during any quarter exceeds the respective conversion price of each of the Convertible Notes. The average share price of the Company’s common stock for the three months ended March 31, 2015 and 2014, exceeded the initial conversion price of the 2017 Convertible Notes. The dilutive effect from the 2017 Convertible Notes was approximately 0.9 million and 1.3 million shares for the three months ended March 31, 2015 and 2014, respectively. See Note 2, “Earnings Per Share” for additional information.
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
At March 31, 2015, the outstanding balance on the Propel Facility I was $48.8 million. The weighted average interest rate was 3.26% and 3.66% for the three months ended March 31, 2015 and 2014, respectively.
The Company is currently in the process of renegotiating this facility.
Propel Facility II
On May 15, 2013, the Company, through affiliates of Propel, entered into a $100.0 million revolving credit facility (the “Propel Facility II”). The Propel Facility II is used to purchase tax liens from taxing authorities in various states and expires on May 10, 2019. On April 3, 2015, the Propel Facility II was amended to, among other things, modify the interest rate and permit additional tax lien assets to be included in the borrowing base. Additionally, the Propel Facility II includes the following key provisions:

•	Propel can draw up to $150.0 million through May 15, 2017;

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

•	Prior to the expiration of the facility, interest at a per annum floating rate equal to LIBOR plus 2.25%;

•
Following the expiration of the facility, or upon the occurrence of an event of default, interest at 400 basis points plus the greater of (i) a per annum floating rate equal to LIBOR plus 2.25%, or (ii) Prime Rate, which is defined in the agreement as the rate most recently announced by the lender at its branch in San Francisco, California, from time to time as its prime commercial rate for United States dollar-denominated loans made in the United States;

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
The Propel Facility II is collateralized by the Tax Liens acquired under the Propel Facility II. At March 31, 2015, the outstanding balance on the Propel Facility II was $32.8 million. The weighted average interest rate was 3.48% and 3.04% the three months ended March 31, 2015 and 2014, respectively.
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
At March 31, 2015, the outstanding balance on the Propel Term Loan Facility was $9.1 million.

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
At March 31, 2015, the outstanding balance on the Propel Securitized Notes was $97.6 million and the balance of the collateral was $102.0 million.
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
The Cabot Notes are fully and unconditionally guaranteed on a senior secured basis by certain indirect subsidiaries of the Company. The Cabot Notes are secured by a first ranking security interest in all the outstanding shares of Cabot Financial and certain guarantors and substantially all the assets of Cabot Financial and certain guarantors. The guarantees provided in respect of the Cabot Notes are pari passu with each such guarantee given in respect of the Marlin Bonds and the Cabot Credit Facility described below.
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
The Marlin Bonds are fully and unconditionally guaranteed on a senior secured basis by certain indirect subsidiaries of the Company. The guarantees provided in respect of the Marlin Bonds are pari passu with each such guarantee given in respect of the Cabot Notes and the Cabot Credit Facility.

Interest expense related to the Cabot Notes and Marlin Bonds was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense—stated coupon rate	$23,850	$19,255
Interest income—accretion of debt premium	(2,547)	(2,232)
Total interest expense—Cabot Notes and Marlin Bonds	$21,303	$17,023
At March 31, 2015, the outstanding balance on the Cabot Notes and Marlin Bonds was $1.0 billion.
Cabot Senior Revolving Credit Facility
On September 20, 2012, Cabot Financial UK entered into an agreement for a senior committed revolving credit facility of £50.0 million (approximately $82.7 million) (the “Cabot Credit Agreement”). This agreement was amended and restated on June 28, 2013 to increase the size of the revolving credit facility to £85.0 million (approximately $140.6 million) and again on February 5, 2015 to increase the size of the revolving credit facility to £195.0 million (approximately $298.1 million) (the “Cabot Credit Facility”). The Cabot Credit Facility also includes an uncommitted accordion provision which will allow the facility to be increased by an additional £55.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness, among other conditions precedent. Loan fees associated with the amendment to the Cabot Credit Facility were approximately £2.7 million (approximately $4.1 million) and capitalized as debt issuance costs.
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
The Cabot Credit Facility is unconditionally guaranteed by certain indirect subsidiaries of the Company. The Cabot Credit Facility is secured by first ranking security interests in all the outstanding shares of Cabot Financial UK and certain guarantors and substantially all the assets of Cabot Financial UK and certain guarantors. Pursuant to the terms of intercreditor agreements entered into with respect to the relative positions of the Cabot Notes, the Marlin Bonds and the Cabot Credit Facility, any liabilities in respect of obligations under the Cabot Credit Facility that are secured by assets that also secure the Cabot Notes and the Marlin Bonds will receive priority with respect to any proceeds received upon any enforcement action over any such assets.
At March 31, 2015, the outstanding borrowings under the Cabot Credit Facility were approximately $105.1 million. The weighted average interest rate was 3.94% and 4.23% for the three months ended March 31, 2015 and 2014, respectively.
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
As of March 31, 2015, the outstanding balance of the PECs and their accrued interest was approximately $204.0 million.
Capital Lease Obligations
The Company has capital lease obligations primarily for computer equipment. As of March 31, 2015, the Company’s combined obligations for these equipment leases were approximately $13.9 million. These lease obligations require monthly, quarterly or annual payments through 2020 and have implicit interest rates that range from zero to approximately 11.0%.
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
Note 12: Income Taxes
During the three months ended March 31, 2015, and 2014, the Company recorded income tax provisions of $15.9 million and $11.7 million, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2015	2014
Federal provision	35.0%	35.0%
State provision	8.2%	5.8%
State benefit	(2.9)%	(2.0)%
Tax reserves(1)	0.1%	0.0%
International benefit(2)	(6.0)%	(3.4)%
Permanent items(3)	0.2%	2.3%
Other(4)	0.0%	0.7%
Effective rate	34.6%	38.4%
________________________

(1)	Represents reserves taken for a certain tax position adopted by the Company.

(2)	Relates primarily to lower tax rates on income attributable to international operations.

(3)	Represents a provision for nondeductible items.

(4)	Includes the effect of discrete items.
The Company’s subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2015 was immaterial.
The Company had gross unrecognized tax benefits, inclusive of penalties and interest, of $47.7 million and $44.4 million at March 31, 2015 and December 31, 2014, respectively. The total gross unrecognized tax benefits that, if recognized, would result in a net tax benefit of $16.0 million and $12.7 million as of March 31, 2015 and December 31, 2014, respectively. The increase in the gross unrecognized tax benefits was due to an unrecognized tax benefit of $3.3 million associated with certain business combinations. The uncertain tax benefit is included in “Other liabilities” in the Company’s condensed consolidated statements of financial condition.
During the three months ended March 31, 2015, the Company did not provide for United States income taxes or foreign withholding taxes on the quarterly undistributed earnings from operations of its subsidiaries operating outside of the United

States. Undistributed net income of these subsidiaries during the three months ended March 31, 2015, was approximately $5.9 million.
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
The Consumer Finance Protection Bureau (“CFPB”) is currently examining the collection practices of participants in the consumer debt buying industry. The Company is currently engaged in discussions with the staff of the CFPB regarding practices and controls relating to its engagement with consumers. In these discussions, the staff has taken certain positions with respect to the interpretation of existing legal requirements and the retroactive application of potential requirements from future rulemaking. The Company agrees with the staff on some items under discussion, and disagrees with the staff on others. As the Company seeks to resolve those areas of disagreement, it intends to vigorously defend its interpretation of the law and, consequently, may ultimately reach a negotiated settlement or become engaged in litigation. If the parties reach a negotiated agreement, it is reasonably possible that the Company could agree to pay penalties or restitution and could recognize pre-tax charges of in excess of $35 million and could agree to additional terms that may materially impact its future operations, collections or financial results. If the Company becomes involved in litigation, it is unable to estimate a possible range of loss, if any. These discussions and other supervisory or regulatory actions that may be taken by the CFPB in the future may have an adverse impact on the Company’s business, financial condition and operating results.
At March 31, 2015, there have been no material developments in any of the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In certain legal proceedings, the Company may have recourse to insurance or third party contractual indemnities to cover all or portions of its litigation expenses, judgments, or settlements. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters in which losses are probable and can be reasonably estimated. Where a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability. The Company continuously assesses the potential liability related to its pending litigation and regulatory matters and revises its estimates when additional information becomes available. As of March 31, 2015, the Company has no material reserves for legal matters. Additionally, based on the current status of litigation and regulatory matters, either the estimate of exposure is immaterial to the Company’s financial statements or an estimate cannot yet be determined. The Company’s legal costs are recorded to expense as incurred.
Purchase Commitments
In the normal course of business, the Company enters into forward flow purchase agreements and other purchase commitment agreements. As of March 31, 2015, the Company has entered into agreements to purchase receivable portfolios with a face value of approximately $1.7 billion for a purchase price of approximately $196.6 million. The Company has no purchase commitments extending past one year.
Note 14: Segment Information
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

	Three Months Ended March 31,
	2015	2014
Revenues:
Portfolio purchasing and recovery	$277,783	$248,589
Tax lien business	7,880	5,152
	$285,663	$253,741
Operating income:
Portfolio purchasing and recovery	$96,929	$77,568
Tax lien business	3,362	1,654
	100,291	79,222
Depreciation and amortization	(8,350)	(6,117)
Stock-based compensation	(5,905)	(4,836)
Other expense	(40,186)	(37,697)
Income before income taxes	$45,850	$30,572
Additionally, assets are allocated to operating segments for management review. As of March 31, 2015, total segment assets were $3.3 billion and $374.3 million for the portfolio purchasing and recovery segment and tax lien business segment, respectively.
The following presents information about geographic areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues(1) :
Domestic	$190,042	$184,745
International	95,621	68,996
	$285,663	$253,741
________________________

(1)	Revenues are attributed to countries based on location of customer.
Note 15: Goodwill and Identifiable Intangible Assets
In accordance with authoritative guidance, goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur that indicate the fair value of a reporting unit may be below its carrying value. Goodwill was allocable to reporting units included in the Company’s reportable segments, as follows (in thousands):

	Portfolio Purchasing and Recovery	Tax Lien Business	Total
Balance, December 31, 2014	$848,656	$49,277	$897,933
Goodwill adjustment (1)	2,410	—	2,410
Effect of foreign currency translation	(34,642)	—	(34,642)
Balance, March 31, 2015	$816,424	$49,277	$865,701
______________________

(1)
During the first quarter of 2015, the Company completed the valuation study related to its acquisition of Atlantic in August 2014. Based on the valuation study, the Company has determined that there were additional tax related obligations assumed at the time of acquisition of approximately $2.4 million. As a result, the goodwill balance was increased by $2.4 million.

The Company’s acquired intangible assets are summarized as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$4,979	$(836)	$4,143	$5,437	$(743)	$4,694
Developed technologies	7,887	(2,560)	5,327	8,353	(2,194)	6,159
Trade name and other	9,677	(2,339)	7,338	10,458	(1,709)	8,749
Other intangibles—indefinite lived	1,962	—	1,962	1,962	—	1,962
Total intangible assets	$24,505	$(5,735)	$18,770	$26,210	$(4,646)	$21,564

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
Our Business and Operating Segments
We are an international specialty finance company providing debt recovery solutions for consumers and property owners across a broad range of financial assets. We purchase portfolios of defaulted consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Defaulted receivables are consumers’ unpaid financial commitments to credit originators, including banks, credit unions, consumer finance companies, commercial retailers, and telecommunication companies. Defaulted receivables may also include receivables subject to bankruptcy proceedings. Through certain subsidiaries, we are a market leader in portfolio purchasing and recovery in the United States, including Puerto Rico. Our subsidiary, Janus Holdings Luxembourg S.a.r.l. (“Janus Holdings”), through its indirectly held United Kingdom-based subsidiary Cabot Credit Management Limited and its subsidiaries (“Cabot”), is a market leader in debt management in the United Kingdom, historically specializing in portfolios consisting of higher balance, semi-performing accounts (i.e., debt portfolios in which over 50% of the accounts have received a payment in three of the last four months immediately prior to the portfolio purchase). Cabot’s acquisition of Marlin Financial Group Limited (“Marlin”) in February 2014, provides Cabot with substantial litigation-enhanced collection capabilities for non-performing accounts. Our majority-owned subsidiary, Grove Holdings (“Grove”), is a U.K.-based leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, individual voluntary arrangements, or “IVAs”) in the United Kingdom and bank and non-bank receivables in Spain. Our majority-owned subsidiary, Refinancia S.A. (“Refinancia”), is a market leader in debt collection and management in Colombia and Peru. In addition, through our subsidiary, Propel Financial Services, LLC and its subsidiaries (collectively, “Propel”), we assist property owners who are delinquent on their property taxes by structuring affordable monthly payment plans and purchase delinquent tax liens directly from selected taxing authorities.
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
Our long-term growth strategy involves continuing to invest in our core portfolio purchasing and recovery and tax lien businesses, expanding into new geographies, and leveraging our core competencies to explore expansion into adjacent asset classes.
As discussed in more detail under “Part I - Item1 - Business” in our Annual Report on Form 10-K, our U.S. debt purchasing business and collection activities are subject to federal, state and municipal statutes, rules, regulations and ordinances that establish specific guidelines and procedures that debt purchasers and collectors must follow when collecting consumer accounts, including among others, specific guidelines and procedures for communicating with consumers and prohibitions on unfair, deceptive or abusive debt collection practices. These rules, regulations, guidelines and procedures are modified from time to time by the relevant authorities charged with their administration which could affect the way we conduct our business. In particular, the Consumer Finance Protection Bureau (“CFPB”) may adopt new regulations that may affect our industry and our business. Additionally, the CFPB has supervisory, examination and enforcement authority over our business and is currently examining the collection practices of participants in the consumer debt buying industry.  We are currently engaged in discussions with the staff of the CFPB regarding practices and controls relating to our engagement with consumers that could result in a negotiated settlement or litigation.  As a result of these discussions or other supervisory or regulatory actions taken by the CFPB, it is reasonably possible that we could agree to pay penalties or restitution and could recognize pre-tax charges of in excess of $35 million and could agree to additional terms that may materially impact our future operations, collections or financial results.
Portfolio Purchasing and Recovery
United States
Our portfolio purchasing and recovery segment purchases receivables based on robust, account-level valuation methods and employs proprietary statistical and behavioral models across our U.S. operations. These methods and models allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or goals and align the accounts we purchase with our business channels to maximize future collections. As a result, we have been able to realize significant returns from the receivables we acquire. We maintain strong relationships with many of the largest credit and telecommunication providers in the United States and we possess one of the industry’s best collection staff retention rates.
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
Europe
Cabot: Through Cabot, we purchase primarily semi-performing receivable portfolios using a proprietary pricing model that utilizes account-level statistical and behavioral data. This model allows Cabot to value portfolios accurately and quantify portfolio performance in order to maximize future collections. As a result, Cabot has been able to realize significant returns from the assets it has acquired. Cabot maintains strong relationships with many of the largest financial service providers in the United Kingdom.
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

On February 7, 2014, Cabot acquired Marlin (the “Marlin Acquisition”), a leading acquirer of non-performing consumer debt in the United Kingdom. Marlin is differentiated by its proven competitive advantage in the use of litigation-enhanced collections for non-paying financial services receivables. Marlin’s litigation capabilities have benefited and will continue to benefit Cabot’s existing portfolio of non-performing accounts. Similarly, we have experienced synergies by applying Cabot’s collection models to Marlin’s portfolio since the acquisition.
Grove: On April 1, 2014, we completed the acquisition of a controlling equity ownership interest in Grove. Grove, through its subsidiaries and affiliates, is a leading specialty investment firm focused on consumer non-performing loans, including insolvencies (in particular, IVAs) in the United Kingdom and bank and non-bank receivables in Spain. Grove purchases portfolio receivables using a proprietary pricing model. This model allows Grove to value portfolios with a high degree of accuracy and quantify portfolio performance in order to maximize future collections.
Latin America
In December 2013, we acquired a majority ownership interest in Refinancia, a market leader in the management of non-performing loans in Colombia and Peru. In addition to purchasing defaulted receivables, Refinancia offers portfolio management services to banks for non-performing loans. Refinancia also specializes in non-traditional niches in the geographic areas in which it operates, including providing financial solutions to individuals who have previously defaulted on their credit obligations, payment plan guarantee and factoring services to merchants, and loan guarantee services to financial institutions.
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
Revenue from our tax lien business segment comprised 3% and 2% of total consolidated revenues for the three months ended March 31, 2015 and 2014, respectively. Operating income from our tax lien business segment comprised 3% and 2% of our total consolidated operating income for the three months ended March 31, 2015 and 2014, respectively.
Purchases and Collections
Portfolio Pricing, Supply and Demand
United States Markets
Prices for portfolios offered for sale directly from credit issuers continued to remain elevated during the first quarter of 2015, especially for fresh portfolios. Fresh portfolios are portfolios that are generally transacted within six months of the consumer’s account being charged-off by the financial institution. We believe this elevated pricing is due to a reduction in the supply of charged-off accounts and continued demand in the marketplace. We believe that the reduction in supply is partially due to shifts in underwriting standards by financial institutions, which have resulted in lower volumes of charged-off accounts. We believe that this reduction in supply is also the result of certain financial institutions temporarily halting their sales of charged-off accounts. Although we have seen moderation in certain instances, we expect pricing will remain at elevated levels for some period of time.
We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure and because issuers are being more selective with buyers in the marketplace, resulting in consolidation within the portfolio purchasing and recovery industry. We believe this favors larger participants in this market, such as Encore, because the larger market participants are better able to adapt to these pressures. Furthermore, as smaller competitors limit their participation in or exit the market, it may provide additional opportunities for Encore to purchase portfolios from competitors or to acquire competitors directly.
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
Purchases by Type
The following table summarizes the types and geographic areas of charged-off consumer receivable portfolios we purchased for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
United States:
Credit card	$98,987	$104,829
Europe:
Credit card(1),(2)	21,632	351,319
Latin America:
Credit card	4,535	11,417
	$125,154	$467,565
________________________

(1)	Purchases of consumer portfolio receivables in Europe for the three months ended March 31, 2015 include $1.6 million for IVAs.

(2)	Purchases of consumer portfolio receivables in Europe for the three months ended March 31, 2014 include $208.5 million acquired in connection with the Marlin Acquisition.
During the three months ended March 31, 2015, we invested $125.2 million to acquire portfolios of charged-off credit card portfolios, with face values aggregating $1.0 billion, for an average purchase price of 12.0% of face value. This is a $342.4 million decrease in the amount invested, compared with the $467.6 million invested during the three months ended March 31, 2014, to acquire portfolios of charged-off credit card with face values aggregating $4.3 billion, for an average purchase price of 10.9% of face value. Purchases of charged-off credit card portfolios during the three months ended March 31, 2014 include $208.5 million of portfolios acquired in the Marlin Acquisition.
The average purchase price, as a percentage of face value, varies from period to period depending on, among other things, the quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. The increases in purchase price as a percentage of face value for the three months ended March 31, 2015 compared to prior periods were primarily related to our acquisition of a higher percentage of fresh portfolios, and a general increase in the price of portfolios offered for sale directly from credit issuers.

Collections by Channel
We currently utilize various business channels for the collection of our receivables. The following table summarizes the total collections by collection channel and geographic areas (in thousands):

	Three Months Ended March 31,
	2015	2014
United States:
Legal collections	$158,959	$151,029
Collection sites	135,929	136,525
Collection agencies(1)	18,101	21,901
Subtotal	312,989	309,455
Europe:
Collection sites	46,398	45,861
Collection agencies	40,124	27,922
Legal collections	18,103	7,598
Subtotal	104,625	81,381
Latin America:
Collection sites	7,457	5,838
Total collections	$425,071	$396,674
________________________

(1)
Collections through our collection agency channel in the United States include accounts subject to bankruptcy filings collected by others. Additionally, collection agency collections often include accounts purchased from a competitor where we maintain the collection agency servicing until the accounts can be recalled and placed in our collection channels.

Gross collections increased $28.4 million, or 7.2%, to $425.1 million during the three months ended March 31, 2015, from $396.7 million during the three months ended March 31, 2014. The increase in gross collections during the three months ended March 31, 2015 as compared to the gross collections during the three months ended March 31, 2014, were primarily due to collections on portfolios acquired through our increased merger and acquisition activities.

Results of Operations
Results of operations, in dollars and as a percentage of total revenue, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
Revenues
Revenue from receivable portfolios, net	$264,110	92.5%	$237,568	93.6%
Other revenues	14,410	5.0%	11,349	4.5%
Net interest income	7,143	2.5%	4,824	1.9%
Total revenues	285,663	100.0%	253,741	100.0%
Operating expenses
Salaries and employee benefits	67,748	23.7%	58,137	22.9%
Cost of legal collections	54,998	19.3%	49,825	19.6%
Other operating expenses	25,234	8.8%	26,423	10.4%
Collection agency commissions	10,685	3.7%	8,276	3.3%
General and administrative expenses	32,612	11.4%	36,694	14.5%
Depreciation and amortization	8,350	2.9%	6,117	2.4%
Total operating expenses	199,627	69.9%	185,472	73.1%
Income from operations	86,036	30.1%	68,269	26.9%
Other expense
Interest expense	(42,303)	(14.8)%	(37,962)	(15.0)%
Other income	2,117	0.7%	265	0.1%
Total other expense	(40,186)	(14.1)%	(37,697)	(14.9)%
Income before income taxes	45,850	16.1%	30,572	12.0%
Provision for income taxes	(15,883)	(5.6)%	(11,742)	(4.6)%
Net income	29,967	10.5%	18,830	7.4%
Net (income) loss attributable to noncontrolling interest	(542)	(0.2)%	4,350	1.7%
Net income attributable to Encore shareholders	$29,425	10.3%	$23,180	9.1%

Results of Operations—Cabot
The following table summarizes the operating results contributed by Cabot during the periods presented (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Janus Holdings	Encore Europe (1)	Consolidated	Janus Holdings	Encore Europe(1)	Consolidated
Total revenues	$79,777	$—	$79,777	$62,520	$—	$62,520
Total operating expenses	(40,782)	—	(40,782)	(39,576)	—	(39,576)
Income from operations	38,995	—	38,995	22,944	—	22,944
Interest expense-non-PEC	(23,297)	—	(23,297)	(21,776)	—	(21,776)
PEC interest (expense) income	(11,732)	5,749	(5,983)	(11,042)	5,367	(5,675)
Other income	758	—	758	75	—	75
Income (loss) before income taxes	4,724	5,749	10,473	(9,799)	5,367	(4,432)
(Provision) benefit for income taxes	(2,121)	—	(2,121)	2,146	—	2,146
Net income (loss)	2,603	5,749	8,352	(7,653)	5,367	(2,286)
Net (income) loss attributable to noncontrolling interests	(365)	(1,117)	(1,482)	1,099	3,271	4,370
Net income (loss) attributable to Encore	$2,238	$4,632	$6,870	$(6,554)	$8,638	$2,084
________________________

(1)	Includes only the results of operations related to Janus Holdings and therefore does not represent the complete financial performance of Encore Europe.
The net loss recognized at Janus Holdings during the three months ended March 31, 2014 was primarily due to Cabot incurring $9.8 million in non-recurring acquisition and integration related charges primarily related to Cabot’s acquisition of Marlin. Additionally, for the three months ended March 31, 2015 and 2014, Janus Holdings recognized all interest expense related to the outstanding preferred equity certificates (“PECs”) owed to Encore and other minority shareholders, while the interest income from PECs owed to Encore was recognized at Janus Holdings’ parent company, Encore Europe Holdings, S.a.r.l. (“Encore Europe”), which is a wholly-owned subsidiary of Encore.
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
Adjusted Income Per Share. Management uses non-GAAP adjusted income attributable to Encore and adjusted income per share (which we also refer to from time to time as adjusted earnings per share), to assess operating performance, in order to highlight trends in our business that may not otherwise be apparent when relying on financial measures calculated in accordance with GAAP. Adjusted income attributable to Encore excludes non-cash interest and issuance cost amortization relating to our convertible notes, one-time charges and acquisition and integration related expenses, all net of tax. The following table provides a reconciliation between income and diluted income per share attributable to Encore calculated in accordance with GAAP to adjusted income and adjusted income per share attributable to Encore, respectively. GAAP diluted earnings per share for the three months ended March 31, 2015 and 2014, includes the effect of approximately 0.9 million and 1.5 million, respectively, common shares that are issuable upon conversion of certain convertible senior notes because the average stock price during the respective periods exceeded the conversion price of these notes. However, as described in Note 10, “Debt—Encore Convertible Senior Notes,” in the notes to our condensed consolidated financial statements, we have certain hedging transactions in place that have the effect of increasing the effective conversion price of these notes. Accordingly, while these common shares are included in our diluted earnings per share, the hedge transactions will offset the impact of this dilution and no shares will be issued unless our stock price exceeds the effective conversion price, thereby creating a discrepancy between the accounting effect of those notes under GAAP and their economic impact. We have presented the following metrics both including and excluding the dilutive effect of these convertible senior notes to better illustrate the economic impact of those notes and the related hedging transactions to shareholders, with the GAAP item under the “Per Diluted Share-Accounting” and “Per Diluted Share-Economic” columns, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2015			2014
	$	Per Diluted Share— Accounting	Per Diluted Share— Economic	$	Per Diluted Share— Accounting	Per Diluted Share— Economic
GAAP net income attributable to Encore, as reported	$29,425	$1.08	$1.11	$23,180	$0.82	$0.87
Adjustments:
Convertible notes non-cash interest and issuance cost amortization, net of tax	1,666	0.06	0.07	1,291	0.05	0.05
Acquisition, integration and restructuring related expenses, net of tax	1,352	0.05	0.05	4,358	0.15	0.16
Adjusted income attributable to Encore	$32,443	$1.19	$1.23	$28,829	$1.02	$1.08
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

	Three Months Ended March 31,
	2015	2014
GAAP net income, as reported	$29,967	$18,830
Adjustments:
Interest expense	42,303	37,962
Provision for income taxes	15,883	11,742
Depreciation and amortization	8,350	6,117
Amount applied to principal on receivable portfolios	160,961	159,106
Stock-based compensation expense	5,905	4,836
Acquisition, integration and restructuring related expenses	2,772	11,081
Adjusted EBITDA	$266,141	$249,674
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

	Three Months Ended March 31,
	2015	2014
GAAP total operating expenses, as reported	$199,627	$185,472
Adjustments:
Stock-based compensation expense	(5,905)	(4,836)
Operating expenses related to non-portfolio purchasing and recovery business	(26,349)	(19,832)
Acquisition, integration and restructuring related expenses	(2,772)	(11,081)
Adjusted operating expenses	$164,601	$149,723
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

The following tables summarize collections, revenue, end of period receivable balance and other related supplemental data, by year of purchase from our portfolio purchasing and recovery segment (in thousands, except percentages):

	Three Months Ended March 31, 2015					As of March 31, 2015
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States(4):
ZBA (5)	$15,543	$12,712	81.8%	$2,859	4.9%	$—	—
2007	985	333	33.8%	—	0.1%	1,952	4.6%
2008	3,518	2,460	69.9%	—	0.9%	7,338	10.4%
2009	7,535	5,626	74.7%	—	2.2%	5,970	25.1%
2010	21,435	13,056	60.9%	—	5.0%	12,746	21.9%
2011	32,760	24,973	76.2%	—	9.6%	48,126	15.4%
2012	53,558	32,812	61.3%	—	12.6%	130,423	7.5%
2013	90,155	47,843	53.1%	—	18.3%	251,780	5.7%
2014	89,720	44,066	49.1%	—	16.9%	489,141	2.8%
2015	5,237	1,304	24.9%	—	0.4%	99,892	2.0%
Subtotal	320,446	185,185	57.8%	2,859	70.9%	1,047,368	5.0%
Europe:
2013	55,063	43,707	79.4%	—	16.7%	468,814	3.0%
2014	49,399	32,065	64.9%	—	12.3%	500,812	2.0%
2015	163	294	180.4%	—	0.1%	21,413	1.5%
Subtotal	104,625	76,066	72.7%	—	29.1%	991,039	2.5%
Total	$425,071	$261,251	61.5%	$2,859	100.0%	$2,038,407	3.8%

	Three Months Ended March 31, 2014					As of March 31, 2014
	Collections(1)	Gross Revenue(2)	Revenue Recognition Rate(3)	Net Portfolio Allowance Reversal	Revenue % of Total Revenue	Unamortized Balances	Monthly IRR
United States (4):
ZBA (5)	$6,511	$3,591	55.2%	$2,920	1.5%	$—	—
2006	1,287	338	26.3%	—	0.1%	1,516	5.3%
2007	2,338	1,227	52.5%	—	0.5%	4,544	7.7%
2008	8,373	5,062	60.5%	310	2.2%	14,613	9.9%
2009	16,500	12,740	77.2%	—	5.4%	17,241	21.1%
2010	31,963	22,138	69.3%	—	9.4%	40,348	15.5%
2011	45,649	29,245	64.1%	—	12.5%	86,579	9.9%
2012	78,858	37,357	47.4%	—	15.9%	235,250	4.6%
2013	119,772	64,437	53.8%	—	27.5%	435,471	4.5%
2014	4,042	1,973	48.8%	—	0.8%	114,321	2.6%
Subtotal	315,293	178,108	56.5%	3,230	76.0%	949,883	5.6%
Europe:
2013	63,594	43,373	68.2%	—	18.5%	604,962	2.4%
2014	17,787	12,857	72.3%	—	5.5%	349,185	2.2%
Subtotal	81,381	56,230	69.1%	—	24.0%	954,147	2.3%
Total	$396,674	$234,338	59.1%	$3,230	100.0%	$1,904,030	4.0%
________________________

(1)	Does not include amounts collected on behalf of others.

(2)	Gross revenue excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(3)	Revenue recognition rate excludes the effects of net portfolio allowance or net portfolio allowance reversals.

(4)	United States data includes results from Latin America.

(5)
ZBA revenue typically has a 100% revenue recognition rate. However, collections on ZBA pool groups where a valuation allowance remains must first be recorded as an allowance reversal until the allowance for that pool group is zero. Once the entire valuation allowance is reversed, the revenue recognition rate will become 100%. ZBA gross revenue includes an immaterial amount of accounts that are returned to the seller in accordance with the respective purchase agreement (“Put-Backs”) and accounts that are recalled by the seller in accordance with the respective purchase agreement (“Recalls”).

Total revenues were $285.7 million during the three months ended March 31, 2015, an increase of $31.9 million, or 12.6%, compared to total revenues of $253.7 million during the three months ended March 31, 2014.
Accretion revenue from our portfolio purchasing and recovery segment was $264.1 million during the three months ended March 31, 2015, an increase of $26.5 million, or 11.2%, compared to revenue of $237.6 million during the three months ended March 31, 2014. The increase in portfolio purchasing and recovery revenue during the three months ended March 31, 2015 compared to 2014 was due to additional accretion revenue associated with a higher portfolio balance, primarily associated with portfolios acquired through our increased level of merger and acquisition related activities, and increases in yields on certain pool groups due to over-performance, offset by lower yields on recently formed pool groups.
During the three months ended March 31, 2015, we recorded a portfolio allowance reversal of $2.9 million, compared to a net portfolio allowance reversal of $3.2 million during the three months ended March 31, 2014. The recording of allowance reversals during the three months ended March 31, 2015 and 2014 was primarily due to operational improvements which allowed us to assist our customers to repay their obligations and increased collections on our ZBA portfolios. Additionally, our refined valuation methodologies have limited the amount of valuation charges necessary during recent periods.
Other revenues were $14.4 million and $11.3 million for the three months ended March 31, 2015 and 2014, respectively. Other revenues are primarily comprised of contingent fee income at our Cabot, Refinancia and Grove subsidiaries earned on accounts collected on behalf of others, primarily credit originators. The increase in other revenues during the three months ended March 31, 2015 was primarily due to the acquisition of Grove in April 2014. Contingent fees from Grove are only included in the prior year periods since the acquisition date.

Net interest income from our tax lien business segment was $7.1 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase in revenue for the three month period was due to an increase in the balance of receivables secured by property tax liens primarily as a result of Propel’s recent acquisition of a portfolio of tax liens for approximately $43.0 million in May 2014.
Operating Expenses
Total operating expenses were $199.6 million during the three months ended March 31, 2015, an increase of $14.2 million, or 7.6%, compared to total operating expenses of $185.5 million during the three months ended March 31, 2014.
Operating expenses are explained in more detail as follows:
Salaries and Employee Benefits
Salaries and employee benefits increased $9.6 million, or 16.5%, to $67.7 million during the three months ended March 31, 2015, from $58.1 million during the three months ended March 31, 2014. The increase was primarily the result of increases in headcount as a result of our recent mergers and acquisitions of $6.0 million, severance expenses of $1.7 million including reducing our call center staffing in Warren, MI and San Diego, CA and increases in headcount and related compensation expense to support our growth.
Stock-based compensation increased $1.1 million, or 22.1% to $5.9 million during the three months ended March 31, 2015, from $4.8 million during the three months ended March 31, 2014. This increase was primarily attributable to the higher fair value of equity awards granted in recent periods.
Salaries and employee benefits broken down between the reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Salaries and employee benefits:
Portfolio purchasing and recovery	$65,552	$56,398
Tax lien business	2,196	1,739
	$67,748	$58,137
Cost of Legal Collections—Portfolio Purchasing and Recovery
The cost of legal collections increased $5.2 million, or 10.4%, to $55.0 million during the three months ended March 31, 2015, compared to $49.8 million during the three months ended March 31, 2014. These costs represent contingent fees paid to our network of attorneys, internal legal costs and the cost of litigation. Gross legal collections were $177.1 million during the three months ended March 31, 2015, up from $158.6 million collected during the three months ended March 31, 2014. The cost of legal collections decreased as a percentage of gross collections through this channel to 31.1% during the three months ended March 31, 2015, from 31.4% during the same period in the prior year. This decrease was primarily due to decreased cost as a percentage of legal collections in the United States as a result of a slight decrease in the commission rate we pay our attorneys. The decrease was partially offset by increased cost of legal collections in Europe. During the three months ended March 31, 2015, Cabot and Marlin collected $18.1 million through Marlin’s legal channel and incurred costs of $5.3 million, or 29.3%, of collections including upfront court costs, as compared to collections of $7.6 million and costs of $1.5 million, or cost as a percentage of legal collection of 19.2% during the three months ending March 31, 2014. As Cabot and Marlin continue to increase the number of consumer accounts directed through Marlin’s legal platform, the cost as a percent of collections in Europe will increase, as experienced in the most recent quarter, due to the increase in upfront court costs.
Other Operating Expenses
Other operating expenses decreased $1.2 million, or 4.5%, to $25.2 million during the three months ended March 31, 2015, from $26.4 million during the three months ended March 31, 2014. This decrease was primarily the result of reductions in certain other operating expenses due to our continued focus on discretionary costs offset by additional other operating expenses at our newly acquired subsidiaries.

Other operating expenses broken down between the reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Other operating expenses:
Portfolio purchasing and recovery	$24,326	$25,296
Tax lien business	908	1,127
	$25,234	$26,423
Collection Agency Commissions—Portfolio Purchasing and Recovery
During the three months ended March 31, 2015, we incurred $10.7 million in commissions to third-party collection agencies, or 18.4% of the related gross collections of $58.2 million. During the period, the commission rate as a percentage of related gross collections was 15.8% and 19.5% for our collection outsourcing channels in the United States and Europe, respectively. During the three months ended March 31, 2014, we incurred $8.3 million in commissions, or 16.6%, of the related gross collections of $49.8 million. During the 2014 period, the commission rate as a percentage of related gross collections was 16.9% and 16.4% for our collection outsourcing channels in the United States and Europe, respectively. The increase in Europe to 19.5% for the three months ended March 31, 2015 compared to 16.4% for the three months ended March 31, 2014 was primarily related to an increase in collections at Grove where the commission rate is approximately 30.0%.
Collections through this channel vary from period to period depending on, among other things, the number of accounts placed with an agency versus accounts collected internally. Additionally, commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.
General and Administrative Expenses
General and administrative expenses decreased $4.1 million, or 11.1%, to $32.6 million during the three months ended March 31, 2015, from $36.7 million during the three months ended March 31, 2014. The decrease was primarily the result of lower one-time acquisition and integration related costs offset by an increase in costs associated with regulatory and legislative costs and general increases in expenses to support our growth. One-time acquisition and integration related costs included in general and administrative expenses were $1.6 million and $11.1 million for the three months ended March 31, 2015 and 2014, respectively.
General and administrative expenses broken down between the reportable segments were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
General and administrative expenses:
Portfolio purchasing and recovery	$31,197	$36,062
Tax lien business	1,415	632
	$32,612	$36,694
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 36.5%, to $8.4 million during the three months ended March 31, 2015, from $6.1 million during the three months ended March 31, 2014. The increase during the three months ended March 31, 2015 was primarily related to increased depreciation expense resulting from the acquisition of fixed assets in the current and prior years and additional depreciation and amortization expenses resulting from fixed assets and intangible assets acquired through our recent acquisitions.

Cost per Dollar Collected—Portfolio Purchasing and Recovery
The following tables summarize our cost per dollar collected (in thousands, except percentages):

	Three Months Ended March 31,
	2015				2014
	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected	Collections	Cost	Cost Per Channel Dollar Collected	Cost Per Total Dollar Collected
United States:
Collection sites(1)	$135,929	$10,475	7.7%	3.3%	$136,525	$8,410	6.2%	2.7%
Legal outsourcing	129,552	45,695	35.3%	14.6%	119,733	43,216	36.1%	14.0%
Internal legal(2)	29,407	11,299	38.4%	3.6%	31,296	12,189	38.9%	3.9%
Collection agencies	18,101	2,856	15.8%	0.9%	21,901	3,706	16.9%	1.2%
Other indirect costs(3)	—	57,534	—	18.4%	—	56,837	—	18.4%
Subtotal	312,989	127,859		40.9%	309,455	124,358		40.2%
Europe:
Collection sites(1)	46,398	4,002	8.6%	3.8%	45,861	2,723	5.9%	3.4%
Legal outsourcing	18,103	5,304	29.3%	5.1%	7,598	1,457	19.2%	1.8%
Collection agencies	40,124	7,830	19.5%	7.5%	27,922	4,570	16.4%	5.6%
Other indirect costs(3)	—	17,599	—	16.8%	—	14,739	—	18.1%
Subtotal	104,625	34,735		33.2%	81,381	23,489		28.9%
Latin America:
Collection sites(1)	7,457	806	10.8%	10.8%	5,838	864	14.8%	14.8%
Other indirect costs(3)	—	1,360	—	18.2%	—	1,011	—	17.3%
Subtotal	7,457	2,166		29.0%	5,838	1,875		32.1%
Total(4)	$425,071	$164,760		38.8%	$396,674	$149,722		37.7%
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

During the three months ended March 31, 2015, overall cost per dollar collected increased by 110 basis points to 38.8% of gross collections from 37.7% of gross collections during the three months ended March 31, 2014. This increase was primarily due to increased cost to collect in the United States and Europe, offset by a lower cost to collect from Latin America. Over time, we expect our cost to collect to remain competitive, but also expect that it will fluctuate from quarter to quarter based on seasonality, acquisitions, the cost of investments in new operating initiatives, and the ongoing management of the changing regulatory and legislative environment.
The increase in total cost to collect in the United States was due to several factors, including:

•
The cost from collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections in the United States, increased to 3.3% during the three months ended March 31, 2015 from 2.7% during the three months ended March 31, 2014 and, as a percentage of our site collections, increased to 7.7% during the three months ended March 31, 2015, from 6.2% during the three months ended March 31, 2014. The increase in cost as a percentage of site collections, through our collection sites in the United States, was primarily related to our Atlantic subsidiary, acquired in August 2014 which maintains a higher cost structure.

•
The cost of legal collections through the legal outsourcing channel, as a percentage of total collections in the United States, increased to 14.6% during the three months ended March 31, 2015, from 14.0% during the three months ended March 31, 2014. However, cost as a percentage of channel collections, decreased to 35.3% during the three months ended March 31, 3015, from 36.1% during the same period in the prior year. The increase in the cost of legal collections as a percentage of total collections was primarily due to an increase in this channel’s collections as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to a reduction in the commission rates we pay to our network of attorneys in the United States.

The increase in cost per dollar collected in the United States was partially offset due to the following factors:

•
The cost of legal collections through our internal legal channel, as a percentage of total collections in the United States, decreased to 3.6% during the three months ended March 31, 2015, from 3.9% during the three months ended March 31, 2014 and, as a percentage of channel collections, decreased to 38.4% during the three months ended March 31, 2015, from 38.9% during the three months ended March 31, 2014. The decrease in cost as a percentage of total collections was primarily due to decreased internal legal collections as a percentage of total collections. The decrease in cost as a percentage of channel collections was primarily due to improved productivity in our internal legal platform.

•
Collection agency commissions, as a percentage of total collections in the United States, decreased to 0.9% during the three months ended March 31, 2015, from 1.2% during the same period in the prior year. Our collection agency commission rate decreased to 15.8% during the three months ended March 31, 2015, from 16.9% during the same period in the prior year. The decrease in collection agency commissions as a percentage of total collections was primarily related to a decrease in this channel’s collections as a percentage of total collections. Commissions, as a percentage of collections in this channel, vary from period to period depending on, among other things, the amount of time that has passed since the charge-off of the accounts placed with an agency. Generally, freshly charged-off accounts have a lower commission rate than accounts that have been charged off for a longer period of time.

The increase in total cost to collect in Europe was due to several factors, including:

•
The cost from collection sites, which includes account manager salaries, variable compensation, and employee benefits, as a percentage of total collections increased to 3.8% during the three months ended March 31, 2015 from 3.4% during the three months ended March 31, 2014 and, as a percentage of our site collections, increased to 8.6% during the three months ended March 31, 2015, from 5.9% during the three months ended March 31, 2014. The increase in cost as a percentage of site collections, through our collection sites in Europe, was primarily related to an account manager staff increase at Cabot. Cost from collection sites will decrease as these account managers gain experience in future periods.

•
The cost of legal collections through the legal outsourcing channel, as a percentage of total collections in Europe, increased to 5.1% during the three months ended March 31, 2015, from 1.8% during the three months ended March 31, 2014. Cost as a percentage of channel collections, increased to 29.3% during the three months ended March 31, 2015, from 19.2% during the same period in the prior year. The increase in the cost of legal collections as a percentage of total collections was primarily due to Cabot placing accounts through Marlin’s legal channel and expensing the related non recoverable portion of upfront legal costs.

•
Collection agency commissions, as a percentage of total collections in Europe, increased to 7.5% during the three months ended March 31, 2015, from 5.6% during the same period in the prior year. Our collection agency commission rate increased to 19.5% during the three months ended March 31, 2015, from 16.4% during the same period in the prior year. The increase in collection agency commissions as a percentage of total collections was primarily related to an increase in collections at Grove where the commission rate is approximately 30.0%.

The increase in cost per dollar collected in Europe was partially offset due to the following:

•
Other indirect costs decreased to 16.8% during the three months ended March 31, 2015 from 18.1% during the three months ended March 31, 2014. This decrease was primarily due to collections growing a rate faster than the growth in other indirect costs as we experience efficiencies in our European subsidiaries.

Interest Expense—Portfolio Purchasing and Recovery
Interest expense increased $4.3 million to $42.3 million during the three months ended March 31, 2015, from $38.0 million during the three months ended March 31, 2014.

The following table summarizes our interest expense (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Stated interest on debt obligations	$34,519	$29,332	$5,187	17.7%
Interest expense on preferred equity certificates	5,982	5,675	307	5.4%
Amortization of loan fees and other loan costs	2,071	3,432	(1,361)	(39.7)%
Amortization of debt discount	2,278	1,755	523	29.8%
Accretion of debt premium	(2,547)	(2,232)	(315)	14.1%
Total interest expense	$42,303	$37,962	$4,341	11.4%
The payment of the accumulated interest on the preferred equity certificates issued in connection with the Cabot Acquisition will only be satisfied in connection with the disposition of the noncontrolling interests of J.C. Flowers & Co. LLC and management.
The increase in interest expense was primarily attributable to increased debt levels in the United States and in Europe related to additional borrowings to finance recent acquisitions and portfolio purchases.
Other income
Other income increased $1.9 million to $2.1 million during the three months ended March 31, 2015, from $0.3 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, we recognized a foreign currency exchange gain of $1.7 million.
Provision for Income Taxes
During the three months ended March 31, 2015 and 2014, we recorded income tax provisions of $15.9 million and $11.7 million, respectively.
The effective tax rates for the respective periods are shown below:

	Three Months Ended March 31,
	2015	2014
Federal provision	35.0%	35.0%
State provision	8.2%	5.8%
State benefit	(2.9)%	(2.0)%
Tax reserves(1)	0.1%	0.0%
International benefit(2)	(6.0)%	(3.4)%
Permanent items(3)	0.2%	2.3%
Other(4)	0.0%	0.7%
Effective rate	34.6%	38.4%
________________________

(1)	Represents reserves taken for a certain tax position adopted by the Company.

(2)	Relates primarily to lower tax rates on income attributable to international operations.

(3)	Represents a provision for nondeductible items.

(4)	Includes the effect of discrete items.
The effective tax rate for the three months ended March 31, 2015 as compared to 2014, decreased as a result of proportionately more earnings realized in countries that have lower statutory tax rates than the United States’ federal rate. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates.

Our subsidiary in Costa Rica is operating under a 100% tax holiday through December 31, 2018 and a 50% tax holiday for the subsequent four years. The impact of the tax holiday in Costa Rica for the three months ended March 31, 2015 and 2014 was immaterial.
Supplemental Performance Data—Portfolio purchasing and recovery
The Company utilizes its proprietary forecasting models to continuously evaluate the economic life of each pool. The collection forecast of each pool is estimated to be 120 months which is included in its estimated remaining collections and is used for calculating its IRRs.

Cumulative Collections to Purchase Price Multiple
The following table summarizes our purchases and related gross collections by year of purchase (in thousands, except multiples):

Year of Purchase	Purchase Price(1)	Cumulative Collections though March 31, 2015
		<2005	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total(2)	CCM(3)
Purchased consumer receivables:
United States(4):
<1999	$41,117	$137,929	$2,042	$1,513	$989	$501	$406	$296	$207	$128	$100	$96	$15	$144,222	3.5
1999	48,712	84,758	5,157	3,513	1,954	1,149	885	590	487	345	256	245	35	99,374	2.0
2000	6,153	23,873	1,323	1,007	566	324	239	181	115	103	96	55	27	27,909	4.5
2001	38,185	137,004	20,622	14,521	5,644	2,984	2,005	1,411	1,139	991	731	600	165	187,817	4.9
2002	61,490	180,831	45,699	33,694	14,902	7,922	4,778	3,575	2,795	1,983	1,715	1,318	277	299,489	4.9
2003	88,496	145,996	69,932	55,131	26,653	13,897	8,032	5,871	4,577	3,582	2,882	2,353	543	339,449	3.8
2004	101,316	39,400	79,845	54,832	34,625	19,116	11,363	8,062	5,860	4,329	3,442	2,767	588	264,229	2.6
2005	192,585	—	66,491	129,809	109,078	67,346	42,387	27,210	18,651	12,669	9,552	7,626	1,666	492,485	2.6
2006	141,026	—	—	42,354	92,265	70,743	44,553	26,201	18,306	12,825	9,468	6,952	1,354	325,021	2.3
2007	204,064	—	—	—	68,048	145,272	111,117	70,572	44,035	29,619	20,812	14,431	2,890	506,796	2.5
2008	227,758	—	—	—	—	69,049	165,164	127,799	87,850	59,507	41,773	29,776	6,063	586,981	2.6
2009	253,218	—	—	—	—	—	96,529	206,773	164,605	111,569	80,443	58,345	11,794	730,058	2.9
2010	345,670	—	—	—	—	—	—	125,465	284,541	215,088	150,558	106,079	22,076	903,807	2.6
2011	382,351	—	—	—	—	—	—	—	122,224	300,536	225,451	154,847	32,760	835,818	2.2
2012	473,530	—	—	—	—	—	—	—	—	186,472	322,962	235,606	47,971	793,011	1.7
2013	543,235	—	—	—	—	—	—	—	—	—	223,862	390,582	84,542	698,986	1.3
2014	610,882	—	—	—	—	—	—	—	—	—	—	153,830	89,720	243,550	0.4
2015	103,450	—	—	—	—	—	—	—	—	—	—	—	5,237	5,237	0.1
Subtotal	3,863,238	749,791	291,111	336,374	354,724	398,303	487,458	604,006	755,392	939,746	1,094,103	1,165,508	307,723	7,484,239	1.9
Europe:
2013	619,079	—	—	—	—	—	—	—	—	—	134,259	249,307	55,063	438,629	0.7
2014	630,353	—	—	—	—	—	—	—	—	—	—	135,549	49,399	184,948	0.3
2015	21,632	—	—	—	—	—	—	—	—	—	—	—	163	163	—
Subtotal	1,271,064	—	—	—	—	—	—	—	—	—	134,259	384,856	104,625	623,740	0.5
Purchased bankruptcy receivables:
2010	11,971	—	—	—	—	—	—	388	4,247	5,598	6,248	5,914	1,321	23,716	2.0
2011	1,642	—	—	—	—	—	—	—	1,372	1,413	1,070	333	58	4,246	2.6
2012	83,159	—	—	—	—	—	—	—	—	1,249	31,020	26,207	5,587	64,063	0.8
2013	39,833	—	—	—	—	—	—	—	—	—	12,806	24,679	5,757	43,242	1.1
Subtotal	136,605	—	—	—	—	—	—	388	5,619	8,260	51,144	57,133	12,723	135,267	1.0
Total	$5,270,907	$749,791	$291,111	$336,374	$354,724	$398,303	$487,458	$604,394	$761,011	$948,006	$1,279,506	$1,607,497	$425,071	$8,243,246	1.6
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through March 31, 2015, excluding collections on behalf of others.

(3)	Cumulative Collections Multiple (“CCM”) through March 31, 2015 refers to collections as a multiple of purchase price.

(4)	United States data includes results from Latin America.

Total Estimated Collections to Purchase Price Multiple
The following table summarizes our purchases, resulting historical gross collections, and estimated remaining gross collections, by year of purchase (in thousands, except multiples):

	Purchase Price(1)	Historical Collections(2)	Estimated Remaining Collections (3)	Total Estimated Gross Collections	Total Estimated Gross Collections to Purchase Price
Purchased consumer receivables:
United States (4):
<2006	$578,054	$1,854,974	$991	$1,855,965	3.2
2006	141,026	325,021	4,623	329,644	2.3
2007	204,064	506,796	13,485	520,281	2.5
2008	227,758	586,981	32,421	619,402	2.7
2009	253,218	730,058	66,898	796,956	3.1
2010	345,670	903,807	110,081	1,013,888	2.9
2011	382,351	835,818	221,977	1,057,795	2.8
2012	473,530	793,011	327,015	1,120,026	2.4
2013	543,235	698,986	661,137	1,360,123	2.5
2014	610,882	243,550	1,002,931	1,246,481	2.0
2015	103,450	5,237	173,058	178,295	1.7
Subtotal	3,863,238	7,484,239	2,614,617	10,098,856	2.6
Europe:
2013	619,079	438,629	1,309,789	1,748,418	2.8
2014	630,353	184,948	1,058,429	1,243,377	2.0
2015	21,632	163	34,765	34,928	1.6
Subtotal	1,271,064	623,740	2,402,983	3,026,723	2.4
Purchased bankruptcy receivables:
2010	11,971	23,716	3,313	27,029	2.3
2011	1,642	4,246	184	4,430	2.7
2012	83,159	64,063	35,361	99,424	1.2
2013	39,833	43,242	23,580	66,822	1.7
Subtotal	136,605	135,267	62,438	197,705	1.4
Total	$5,270,907	$8,243,246	$5,080,038	$13,323,284	2.5
________________________

(1)	Adjusted for Put-Backs and Recalls.

(2)	Cumulative collections from inception through March 31, 2015, excluding collections on behalf of others.

(3)	Estimated remaining collections (“ERC”) for charged off consumer receivables includes $104.7 million related to accounts that converted to bankruptcy after purchase.

(4)	United States data includes results from Latin America.

Estimated Remaining Gross Collections by Year of Purchase
The following table summarizes our estimated remaining gross collections by year of purchase (in thousands):

	Estimated Remaining Gross Collections by Year of Purchase(1), (2)
	2015	2016	2017	2018	2019	2020	2021	2022	2023	>2023	Total
Purchased consumer receivables:
United States (3):
<2006	$988	$3	$—	$—	$—	$—	$—	$—	$—	$—	$991
2006	3,230	1,392	1	—	—	—	—	—	—	—	4,623
2007	6,610	4,954	1,920	1	—	—	—	—	—	—	13,485
2008	14,819	10,018	5,543	2,041	—	—	—	—	—	—	32,421
2009	23,238	21,054	12,370	7,559	2,677	—	—	—	—	—	66,898
2010	37,903	31,744	19,146	10,899	7,056	3,333	—	—	—	—	110,081
2011	74,127	63,595	38,348	22,824	12,373	7,852	2,858	—	—	—	221,977
2012	110,590	90,140	55,516	32,945	18,665	10,293	6,863	2,003	—	—	327,015
2013	165,578	164,620	117,229	79,317	53,029	35,529	23,360	16,648	5,827	—	661,137
2014	191,396	237,551	176,020	159,598	112,733	56,685	28,556	19,392	14,317	6,683	1,002,931
2015	24,803	48,651	35,529	23,161	15,564	10,178	6,099	3,994	2,921	2,158	173,058
Subtotal	653,282	673,722	461,622	338,345	222,097	123,870	67,736	42,037	23,065	8,841	2,614,617
Europe:
2013	130,497	209,354	198,640	174,919	154,239	137,361	121,958	109,107	73,714	—	1,309,789
2014	122,514	172,516	156,413	132,523	113,947	101,045	90,129	79,125	70,712	19,505	1,058,429
2015	6,538	7,313	5,120	3,747	2,926	2,378	2,017	1,700	1,472	1,554	34,765
Subtotal	259,549	389,183	360,173	311,189	271,112	240,784	214,104	189,932	145,898	21,059	2,402,983
Purchased bankruptcy receivables:
2010	2,520	793	—	—	—	—	—	—	—	—	3,313
2011	106	76	2	—	—	—	—	—	—	—	184
2012	14,143	12,713	6,527	1,978	—	—	—	—	—	—	35,361
2013	12,746	8,346	2,387	101	—	—	—	—	—	—	23,580
Subtotal	29,515	21,928	8,916	2,079	—	—	—	—	—	—	62,438
Total	$942,346	$1,084,833	$830,711	$651,613	$493,209	$364,654	$281,840	$231,969	$168,963	$29,900	$5,080,038
________________________

(1)	ERC for Zero Basis Portfolios can extend beyond our collection forecasts.

(2)	ERC for charged off consumer receivables includes $104.7 million related to accounts that converted to bankruptcy after purchase.

(3)	United States data includes results from Latin America.

Unamortized Balances of Portfolios
The following table summarizes the remaining unamortized balances of our purchased receivable portfolios by year of purchase (in thousands, except percentages):

	Unamortized Balance as of March 31, 2015	Purchase Price(1)	Unamortized Balance as a Percentage of Purchase Price	Unamortized Balance as a Percentage of Total
Purchased consumer receivables:
United States (2):
2007	$1,952	$204,064	1.0%	0.2%
2008	7,338	227,758	3.2%	0.7%
2009	5,970	253,218	2.4%	0.6%
2010	12,746	345,670	3.7%	1.3%
2011	48,126	382,351	12.6%	4.8%
2012	99,259	473,530	21.0%	9.9%
2013	238,781	543,235	44.0%	23.8%
2014	489,141	610,882	80.1%	48.8%
2015	99,892	103,450	96.6%	10.0%
Subtotal	1,003,205	3,144,158	31.9%	100.0%
Europe:
2013	468,814	619,079	75.7%	47.3%
2014	500,812	630,353	79.4%	50.5%
2015	21,413	21,632	99.0%	2.2%
Subtotal	991,039	1,271,064	78.0%	100.0%
Purchased bankruptcy receivables:
2012	31,164	83,159	37.5%	70.6%
2013	12,999	39,833	32.6%	29.4%
Subtotal	44,163	122,992	35.9%	100.0%
Total	$2,038,407	$4,538,214	44.9%	100.0%
________________________

(1)	Purchase price refers to the cash paid to a seller to acquire a portfolio less Put-Backs, Recalls, and other adjustments.

(2)	United States data includes results from Latin America.

Estimated Future Amortization of Portfolios
As of March 31, 2015, we had $2.0 billion in investment in receivable portfolios. This balance will be amortized based upon current projections of cash collections in excess of revenue applied to the principal balance. The estimated amortization of the investment in receivable portfolios balance is as follows (in thousands):

Years Ending December 31,	Charged-off Consumer Receivables United States(1)	Charged-off Consumer Receivables Europe	Purchased Bankruptcy Receivables	Total Amortization
2015(2)	$177,271	$42,030	$18,322	$237,623
2016	237,379	117,593	16,137	371,109
2017	174,924	126,400	7,691	309,015
2018	154,392	112,871	2,013	269,276
2019	113,261	104,663	—	217,924
2020	62,432	113,621	—	176,053
2021	33,996	105,510	—	139,506
2022	27,424	125,793	—	153,217
2023	15,898	124,770	—	140,668
2024	5,997	17,525	—	23,522
2025	231	263	—	494
Total	$1,003,205	$991,039	$44,163	$2,038,407
________________________

(1)	United States data includes results from Latin America.

(2)	2015 amount consists of nine months data from April 1, 2015 to December 31, 2015.
Headcount by Function by Geographic Location
The following table summarizes our headcount by function by geographic location:

	Headcount as of March 31,
	2015		2014
	Domestic	International	Domestic	International
General & Administrative	980	1,601	988	1,529
Internal Legal Account Manager	40	89	69	60
Account Manager	301	2,392	265	2,415
	1,321	4,082	1,322	4,004

Gross Collections by Account Manager
The following table summarizes our collection performance by account manager (in thousands, except headcount):

	Three Months Ended March 31,
	2015	2014
United States(1):
Gross collections—collection sites	$135,929	$136,525
Average active Account Manager	1,481	1,646
Collections per average active Account Manager	$91.8	$82.9
Europe(2):
Gross collections—collection sites	$46,398	$45,861
Average active Account Manager	617	438
Collections per average active Account Manager	$75.2	$104.7
Overall:
Collections per average active Account Manager	$86.9	$87.5
________________________

(1)	United States represents account manager statistics for United States portfolios and includes applicable collection statistics from our India and Costa Rica call centers.

(2)	Europe represents account manager statistics for Europe portfolios and includes applicable collection statistics for our India call centers.
Gross Collections per Hour Paid
The following table summarizes our gross collections per hour paid to account managers (in thousands, except gross collections per hour paid):

	Three Months Ended March 31,
	2015	2014
United States(1):
Gross collections—collection sites	$135,929	$136,525
Total hours paid	697	741
Collections per hour paid	$195.0	$184.2
Europe(2):
Gross collections—collection sites	$46,398	$45,861
Total hours paid	153	133
Collections per hour paid	$303.3	$344.8
Overall:
Collections per hour paid	$214.5	$208.7
________________________

(1)	United States represents account manager statistics for United States portfolios and includes applicable collection statistics from our India and Costa Rica call centers.

(2)	Europe represents account manager statistics for Europe portfolios and includes applicable collection statistics for our India call centers.

Collection Sites Direct Cost per Dollar Collected
The following table summarizes our gross collections in collection sites and the related direct cost (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014
United States(1):
Gross collections—collection sites	$135,929	$136,525
Direct cost(2)	$10,475	$8,410
Cost per dollar collected	7.7%	6.2%
Europe(3):
Gross collections—collection sites	$46,398	$45,861
Direct cost(2)	$4,002	$2,723
Cost per dollar collected	8.6%	5.9%
Overall:
Cost per dollar collected	7.9%	6.1%
________________________

(1)	United States statistics include applicable gross collections and direct costs from India and Costa Rica call centers.

(2)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(3)	Europe statistics include applicable gross collections and direct costs from our India call centers.
Salaries and Employee Benefits by Function
The following table summarizes our salaries and employee benefits by function (excluding stock-based compensation) (in thousands):

	Three Months Ended March 31,
	2015	2014
Portfolio purchasing and recovery activities
Collection site salaries and employee benefits(1)	$15,283	$11,997
Non-collection site salaries and employee benefits(2)	43,202	39,565
Subtotal	58,485	51,562
Non portfolio purchasing and recovery	3,358	1,739
	$61,843	$53,301
________________________

(1)	Represent account managers and their supervisors’ salaries, variable compensation, and employee benefits.

(2)	Includes internal legal channel salaries and employee benefits of $5.2 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively.

Purchases by Quarter
The following table summarizes the consumer receivable portfolios and bankruptcy receivables we purchased by quarter, and the respective purchase prices (in thousands):

Quarter	# of Accounts	Face Value	Purchase Price
Q1 2013	1,678	$1,615,214	$58,771
Q2 2013(1)	23,887	68,906,743	423,113
Q3 2013(2)	4,232	13,437,807	617,852
Q4 2013	614	1,032,472	105,043
Q1 2014(3)	1,104	4,288,159	467,565
Q2 2014	1,210	3,075,343	225,762
Q3 2014(4)	2,203	3,970,145	299,509
Q4 2014	859	2,422,128	258,524
Q1 2015	734	1,041,011	125,154
________________________

(1)	Includes $383.4 million of portfolios acquired with a face value of approximately $68.2 billion in connection with the merger with Asset Acceptance Capital Corp.

(2)	Includes $559.0 million of portfolios acquired with a face value of approximately $12.8 billion in connection with the Cabot Acquisition.

(3)	Includes $208.5 million of portfolios acquired with a face value of approximately $2.4 billion in connection with the Marlin Acquisition.

(4)	Includes $105.4 million of portfolios acquired with a face value of approximately $1.7 billion in connection with the Atlantic Acquisition.
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
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$19,390	$12,151
Net cash provided by (used in) investing activities	4,491	(352,990)
Net cash (used in) provided by financing activities	(12,273)	406,111
On February 25, 2014, we amended our revolving credit facility and term loan facility (the “Credit Facility”) pursuant to a Second Amended and Restated Credit Agreement. On August 1, 2014, we further amended the Credit Facility pursuant to Amendment No. 1 to the Second Amended and Restated Credit Agreement (as amended, the “Restated Credit Agreement”). Under the Restated Credit Agreement, we have a revolving credit facility tranche of $692.6 million, a term loan facility tranche of $153.8 million, and an accordion feature that allows us to increase the revolving credit facility by an additional $250.0 million. Including the accordion feature, the maximum amount that can be borrowed under the Restated Credit Agreement is $1.1 billion. The Restated Credit Agreement has a five-year maturity, expiring in February 2019, except with respect to two subtranches of the term loan facility of $60.0 million and $6.3 million, expiring in February 2017 and November 2017, respectively. As of March 31, 2015, we had $631.1 million outstanding and $205.6 million of availability under the Credit Facility, excluding the $250.0 million accordion.
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
Through Cabot Financial (UK) Limited (“Cabot Financial UK”), an indirect subsidiary, we have a revolving credit facility of £195.0 million (the “Cabot Credit Facility”). As of March 31, 2015, there was £70.8 million (approximately $105.1 million) outstanding and we had £124.2 million (approximately $184.4 million) available for borrowing. The Cabot Credit Facility includes an uncommitted accordion facility which will allow the facility to be increased by an additional £55.0 million, subject to obtaining the requisite commitments and compliance with the terms of Cabot Financial UK’s other indebtedness. Refer to Note 10, “Cabot Senior Revolving Credit Facility” in the notes to our condensed consolidated financial statements for detailed information related to the Cabot Credit Facility. On February 7, 2014, in connection to the Marlin Acquisition, Cabot Financial UK borrowed £75.0 million (approximately $122.3 million) under this facility and used the proceeds to pay for a portion of the purchase price. The Marlin Acquisition was financed with the £75.0 million (approximately $122.3 million) Cabot Credit Facility draw discussed above, and with borrowings under two senior secured bridge facilities (the “Senior Secured Bridge Facilities”) entered into on February 7, 2014. On March 21, 2014, Cabot Financial issued £175.0 million (approximately $288.6 million) in aggregate principal amount of 6.5% Senior Secured Notes due 2021 (the “Cabot 2021 Notes”). The Senior Secured Bridge Facilities were paid in full using proceeds from borrowings under the Cabot 2021 Notes.
Currently, all of our portfolio purchases are funded with cash from operations and borrowings under our Restated Credit Agreement and our Cabot Credit Facility.
We are in compliance with all covenants under our financing arrangements. See Note 10, “Debt” to our condensed consolidated financial statements for a further discussion of our debt.
Our cash and cash equivalents at March 31, 2015 consisted of $51.3 million held by United States-based entities and $84.9 million held by foreign entities. Most of our cash and cash equivalents held by foreign entities is indefinitely reinvested and may be subject to material tax effects if repatriated. However, we believe that our United States sources of cash and liquidity are sufficient to meet our business needs in the United States and do not expect that we will need to repatriate the funds.
We believe that we have sufficient liquidity to fund our operations for at least the next twelve months, given our expectation of continued positive cash flows from operations, our cash and cash equivalents, our access to capital markets, and availability under our credit facilities. Our future cash needs will depend on our acquisitions of portfolios and businesses.
Operating Cash Flows
Net cash provided by operating activities was $19.4 million and $12.2 million during the three months ended March 31, 2015 and 2014, respectively.
Cash provided by operating activities during the three months ended March 31, 2015 was primarily related to net income of $30.0 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities. Cash provided by operating activities during the three months ended March 31, 2014 was primarily related to net income of $18.8 million, various non-cash add backs in operating activities, and changes in operating assets and liabilities.
Investing Cash Flows
Net cash provided by investing activities was $4.5 million during the three months ended March 31, 2015. Net cash used in investing activities was $353.0 million during the three months ended March 31, 2014.
The cash flows used in investing activities during the three months ended March 31, 2015 were primarily related to receivable portfolio purchases of $143.2 million, offset by collection proceeds applied to the principal of our receivable portfolios in the amount of $164.2 million. The cash flows used in investing activities during the three months ended March 31, 2014 were primarily related to cash paid for the Marlin Acquisition, net of cash acquired, of $257.7 million, receivable portfolio purchases (excluding the portfolios acquired from the Marlin Acquisition of $208.5 million) of $257.2 million, offset by gross collection proceeds applied to the principal of our receivable portfolios in the amount of $161.9 million.
Capital expenditures for fixed assets acquired with internal cash flows were $4.3 million and $3.0 million for three months ended March 31, 2015 and 2014, respectively.
Financing Cash Flows
Net cash used in financing activities was $12.3 million during the three months ended March 31, 2015. Net cash provided by financing activities was $406.1 million three months ended March 31, 2014.

The cash used in financing activities during the three months ended March 31, 2015 primarily reflects $134.3 million in borrowings under our credit facilities, offset by $124.4 million in repayments of amounts outstanding under our credit facilities. The cash provided by financing activities during the three months ended March 31, 2014 primarily reflects $457.3 million in borrowings under our credit facilities, $288.6 million of proceeds from the Cabot 2021 Notes, and $161.0 million of proceeds from the issuance of the 2021 Convertible Notes, offset by $447.0 million in repayments of amounts outstanding under our credit facilities and $33.6 million in purchases of convertible hedge instruments, including the payment for our warrant restrike transaction associated with our 2017 Convertible Notes.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rates. At March 31, 2015, there had not been a material change in any of the foreign currency risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Interest Rates. At March 31, 2015, there had not been a material change in the interest rate risk information disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6 – Exhibits

10.1
Amendment Agreement, dated February 5, 2015, for Cabot Financial (UK) Limited, as Parent, with J.P. Morgan Europe Limited, as Agent, relating to a Senior Facilities Agreement originally dated September 20, 2012 (filed herewith)

31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from the Encore Capital Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Financial Condition; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCORE CAPITAL GROUP, INC.

By:	/s/ Jonathan C. Clark
Jonathan C. Clark
Executive Vice President,
Chief Financial Officer and Treasurer
Date: May 7, 2015